Form 10-Q
period 1996-03-31
GUESS INC ET AL/CA/
filed 1996-05-14
CIK 912463

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                   FORM 10-Q

     (MARK ONE)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996

                                       OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to

                         Commission File Number 33-69236
                          _____________________________

                                 GUESS ?, INC.
                          _____________________________

             (Exact name of registrant as specified in its charter)

                DELAWARE                               95-3679695
     (State or other jurisdiction of
      incorporation or organization)       (I.R.S. Employer Identification No.)
      1444 South Alameda Street
      Los Angeles, California                             90021
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:(213) 765-3100

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X    No
                                ------    ------
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

As of March 31, 1996, the registrant had 1,000,525 shares of Common Stock, $.01 par value, outstanding.

                                 GUESS ?, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                          PAGE
                         PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited) -
      March 31, 1996 and December 31, 1995 . . . . . . . . . . . . . . .    2

    Condensed Consolidated Statements of Earnings (Unaudited) -
      First Quarter ended March 31, 1996 and April 2, 1995 . . . . . . .    3

    Condensed Consolidated Statements of Cash Flows (Unaudited) -
      First Quarter ended March 31, 1996 and April 2, 1995 . . . . . . .    4

    Notes to Condensed Consolidated Financial Statements (Unaudited) . .    5

Item 2.    Management's discussion and analysis of financial condition
             and results of operation. . . . . . . . . . . . . . . . . .    6

                          PART II. OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .     8

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .     8


                       GUESS ?, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)
                                (unaudited)

                                   ASSETS
                                                    March 31,        December
                                                      1996           31, 1995*
                                                    ---------        ---------
Current assets:
     Cash........................................      $8,583           $6,417
     Receivables:
          Trade receivables, net of reserves.....      43,005           22,886
          Royalties..............................       9,540            9,975
          Other..................................       3,163            4,040
                                                    ---------        ---------
                                                       55,708           36,901
     Inventories.................................      90,472           72,889
     Prepaid expenses............................       5,508            5,557
                                                    ---------        ---------
          Total current assets...................     160,271          121,764
Property and equipment, at cost, net of
     accumulated depreciation and amortization...      66,528           68,199
Long-term investments............................       3,404            3,394
Other assets, at cost, net of accumulated
     amortization................................       9,064            9,278
                                                    ---------        ---------
                                                     $239,267         $202,635
                                                    =========        =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of notes payable and
          long-term debt.........................     $ 5,756           $4,123
     Accounts payable............................      43,739           40,701
     Accrued expenses............................      14,978           18,332
     Income taxes payable........................       1,928            1,036
                                                    ---------        ---------
               Total current liabilities.........      66,401           64,192
Notes payable and long-term debt, net of current
     installments................................     146,752          119,212
Minority interest................................         417               75
Other liabilities................................       8,227            8,159
                                                    ---------        ---------
                                                      221,797          191,638
Stockholders' equity:
    Common stock, $.01 par value. Authorized
         2,000,000 shares; issued 1,613,750 and
         issued and outstanding 1,000,525,
         including 613,225 shares in Treasury....          35               35
    Paid-in capital..............................         181              181
    Retained earnings............................     168,014          161,567
    Foreign currency translation adjustment......          16              (10)
    Treasury stock, 613,225 shares repurchased...    (150,776)        (150,776)
                                                    ---------        ---------
               Net stockholders' equity                17,470           10,997
                                                    ---------        ---------
                                                     $239,267         $202,635
                                                   ==========         ========

      See accompanying notes to condensed consolidated financial statements
                     *Condensed from Audited Balance Sheet

                       GUESS ?, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (in thousands)
                                  (unaudited)


                                                      First Quarter Ended

                                                   March 31,        April 2,
                                                     1996             1995
                                                   ---------        --------
Net revenue.....................................    $123,275        $113,646
Cost of sales...................................      70,479          65,267
                                                   ---------        --------
Gross profit....................................      52,796          48,379
Royalty income, net.............................      11,623          11,257
                                                   ---------        --------
                                                      64,419          59,636
Selling, general and administrative expenses....      35,232          34,160
                                                   ---------        --------
          Earnings from operations..............      29,187          25,476
                                                   ---------        --------
Non-operating expense:
     Interest, net..............................      (3,549)         (4,041)
     Other, net.................................        (320)           (164)
                                                   ---------        --------
                                                      (3,869)         (4,205)
                                                   ---------        --------

Earnings before income taxes....................      25,318          21,271

Income taxes....................................       1,271             559
                                                   ---------        --------
          Net earnings........................       $24,047         $20,712
                                                   =========        ========














       See accompanying notes to condensed consolidated financial statements3

                       GUESS ?, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                First Quarter Ended

                                                                 March 31,   April 2,
                                                                   1996        1995
                                                                 ---------   --------
Cash flows from operating activities:
     Net earnings................................................  $24,047    $20,712
     Adjustments to reconcile net earnings to net cash
          provided by (used in) operating activities:
          Depreciation and amortization of property and
               equipment.........................................    4,282      3,326
          Amortization of deferred charges.......................      247        496
          Loss on disposition of property and equipment..........       16        247
          Minority interest......................................      342         31
          Foreign translation adjustment.........................       15         28
          Undistributed equity method earnings...................       (9)       (46)
          (Increase) decrease in:
               Receivables.......................................  (18,807)   (12,748)
               Inventories.......................................  (17,583)    10,795
               Prepaid expenses..................................       49         74
               Other assets......................................       85        112
          Increase (decrease) in:
               Accounts payable..................................    3,038     (6,536)
               Accrued expenses..................................   (3,416)    (3,084)
               Income taxes payable..............................      892        475
                                                                 ---------   --------
                    Net cash provided by (used in) operating
                         activities..............................   (6,802)    13,882

Cash flows from investing activities:
     Purchases of property and equipment.........................   (2,629)    (5,479)
     Proceeds from the disposition of property and equipment.....        2         11
     Lease incentives granted....................................       11        305
     Purchases of long-term investments..........................        0       (122)
                                                                 ---------   --------
                    Net cash used by investing activities........   (2,616)    (5,285)

Cash flows from financing activities:
     Proceeds from notes payable and long-term debt..............   55,857     36,743
     Repayments of notes payable and long-term debt..............  (26,684)   (30,169)
     Distributions to stockholders...............................  (17,600)   (17,000)
                                                                 ---------   --------
                    Net cash used by financing activities........   11,573    (10,426)

Effect of exchange rate changes on cash:.........................       11        (28)

Net increase (decrease) in cash..................................    2,166     (1,857)
Cash, beginning of period........................................    6,417      5,994
                                                                 ---------   --------
Cash, end of period..............................................   $8,583     $4,137
                                                                 =========   ========
Supplemental disclosures:
     Cash paid during the period for:
          Interest...............................................   $5,619     $6,665
          Income taxes...........................................      357        244

      See accompanying notes to condensed consolidated financial statements.

                        GUESS ?, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1996

(1)   Basis of Presentation

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the first quarter ended March 31, 1996. Operating results for the first quarter ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

(2)  Inventories

  The components of inventory consist of the following:

                                                     March 31,     December 31,
                                                       1996            1995
                                                     ----------    -----------
                                                            (in thousands)
Raw materials.........................................  $12,695         $9,788
Work in Progress......................................   12,687         11,264
Finished Goods........................................   65,090         51,837
                                                     ----------    -----------
                                                        $90,472        $72,889
                                                     ==========    ===========

(3)  Reclassifications

Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

(4)  Recently Issued Pronouncements

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (Statement No. 121), effective for fiscal years beginning after December 31, 1995. Statement No. 121 establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. The Company has adopted the provisions of Statement No. 121 effective January 1, 1996. Management believes the adoption of Statement NO. 121 will not have a material impact on the Company's financial position or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
The Company derives substantially all of its revenue from the sale of Guess products through its domestic wholesale and retail operations and from royalty income generated under the Company's licensing arrangements.

RESULTS OF OPERATIONS
NET REVENUE. Net revenue increased $9.7 million or 8.5% to $123.3 million in the quarter ended March 31, 1996 from $113.6 million in the quarter ended April 2, 1995. Net revenue from wholesale operations decreased $2.2 million. Net revenue from retail operations increased $11.9 million, primarily attributable to an increase of 18.6% from comparable stores and from volume generated by new store openings. The increase in comparable stores was primarily attributable to a favorable merchandise mix.

GROSS PROFIT. Gross profit increased 9.1% to $52.8 million in the quarter ended March 31, 1996 from $48.4 million in the quarter ended April 2, 1995. Gross profit as a percentage of net revenue improved slightly to 42.8% in the quarter ended March 31, 1996 as compared to 42.6% in the quarter ended April 2, 1995. The increase in gross profit was achieved principally from the increase in sales volume.

ROYALTY INCOME, NET. Net royalty income increased 2.7% in the quarter ended March 31, 1996 to $11.6 from $11.3 million in the quarter ended April 2, 1995.

SG&A EXPENSES. Selling, general and administrative ("SG&A") expenses increased 2.9% in the quarter ended March 31, 1996 to $35.2 million, or 28.5% of net revenue, from $34.2 million, or 30.1% of net revenue, in the quarter ended April 2, 1995. The increase was primarily the result of increased store expenses related to the expansion of the retail operation, partially offset by administrative cost containment efforts. The decrease in SG&A expenses as a percentage of net revenue was the result of cost containment efforts and fixed expenses being spread over a larger revenue base in the current period.

EARNINGS FROM OPERATIONS. Earnings from operations increased 14.5% to $29.2 million, or 23.7% of net revenue in the quarter ended March 31, 1996, from $25.5 million, or 22.4% of net revenue, in the quarter ended April 2, 1995. This increase resulted primarily from the increase in revenue and improved gross margins.

INTEREST, NET. Net interest expense decreased 12.5% to $3.5 million in the quarter ended March 31, 1996 from $4.0 million in the quarter ended April 2, 1995. This decrease resulted from lower outstanding debt and lower interest rates.

INCOME TAXES. Income taxes increased 116.7% to $1.3 million in the quarter ended March 31, 1996 from $.6 million in the quarter ended April 2, 1995. This increase was primarily attributable to income tax refunds received in the first quarter of 1995.

NET EARNINGS. Net earnings increased 15.9% to $24.0 million, or 19.5% of net revenue, in the quarter ended March 31, 1996, from $20.7 million, or 18.2% of net revenue, in the quarter ended April 2, 1995.

LIQUIDITY AND CAPITAL RESOURCES
The Company has relied primarily upon internally generated funds, trade credit and bank borrowing to finance its operations and expansion. At March 31, 1996, the Company had working capital of $93.9 million compared to $57.6 million at December 31, 1995. The $36.3 million increase in working capital primarily resulted from a $17.6 million increase in inventories and a $18.8 million increase in receivables. The increase in inventory and accounts receivable relate to seasonal requirements.

The Company's revolving credit agreement provides for a $100.0 million revolving credit facility which includes a $20.0 million sublimit for letters of credit. As of March 31, 1996, the Company had $40.8 million in outstanding borrowings under the revolving credit facility and outstanding letters of credit of $9.0 million. As of March 31, 1996, the Company had $50.2 million available for future borrowings under such facility. The revolving credit facility will expire in December 1997. In addition to this revolving credit facility, the Company has a $25.0 million letter of credit facility. As of March 31, 1996, the Company had $10.5 million outstanding under this facility. Capital expenditures totaled $2.6 million in the first quarter ended March 31, 1996. The Company estimates that its capital expenditures for fiscal 1996 will be approximately $20.0 million, primarily for the expansion of its retail operations.

The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, including expansion plans, interest on the Senior Subordinated Notes and periodic distributions to stockholders, primarily with cash flow from operations, supplemented, if necessary, by borrowing under its revolving credit agreement.

IMPACT OF RECENTLY ISSUED PRONOUCEMENTS In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of' (Statement No. 121), effective for fiscal years beginning after December 31, 1995. Statement No. 121 establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. The Company has adopted the provisions of Statement No. 121 effective January 1, 1996. Management believes the adoption of Statement NO. 121 will not have a material impact on the Company's financial position or results of operations.

                         PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

The Company is a party to various claims, complaints and other legal actions that have arisen in the normal course of business from time to time.

The Company believes that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on the Company's financial position or the results of its operations.

ITEM 6.   Exhibits and Reports on Form 8-K

  a)      Exhibits:

              None

  b)      Reports on Form 8-K:

              The Company did not file any reports on Form 8-K during the first quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GUESS ?, INC.



Date:  May 12, 1996                    By: /s/ Maurice Marciano
                                           ---------------------------
                                           Maurice Marciano
                                           Chairman of the Board, Chief
                                           Executive Officer and Director
                                           (Principal Executive Officer)


Date:  May 12, 1996                    By: /s/ Roger Williams
                                           ---------------------------
                                           Roger Williams
                                           Executive Vice President and Chief
                                           Financial Officer (Principal
                                           Financial Officer)