Form 10-Q
period 1996-06-30
GUESS INC ET AL/CA/
filed 1996-08-14
CIK 912463

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

     (MARK ONE)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996

                                    OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to

                         Commission File Number 33-69236

                         -------------------------------

                                  GUESS ?, INC.

                         -------------------------------

              (Exact name of registrant as specified in its charter)

             DELAWARE                                           95-3679695
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)
     1444 South Alameda Street
     Los Angeles, California                                        90021
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

                                Yes  X    No
                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

As of August 13, 1996, the registrant had 42,681,819 shares of Common Stock, $.01 par value, outstanding.

                                 GUESS ?, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

     Condensed Consolidated Balance Sheets (Unaudited) -
       June 30, 1996 and December 31, 1995..............................       2

     Condensed Consolidated Statements of Earnings (Unaudited) - Second
       Quarter and Six Months ended June 30, 1996 and July 2, 1995......       3

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Six Months ended June 30, 1996 and July 2, 1995..................       4

     Notes to Condensed Consolidated Financial Statements (Unaudited)...       5

Item 2.    Management's discussion and analysis of financial condition
              and results of operations.................................       9

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................      13

Item 6.    Exhibits and Reports on Form 8-K.............................      13

                        GUESS ?, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                          June 30,      December 31,
                                                            1996            1995*
                             ASSETS

Current assets:
      Cash............................................      $5,442           $6,417
      Receivables:
            Trade receivables, net of reserves........      31,403           22,886
            Royalties.................................      10,875            9,975
            Other.....................................       3,427            4,040
                                                          --------         --------
                                                            45,705           36,901
      Inventories.....................................      92,340           72,889
      Prepaid expenses................................       6,845            5,557
                                                          --------         --------
                  Total current assets................     150,332          121,764
Property and equipment, at cost, net of accumulated
    depreciation and amortization.....................      67,346           68,199
Long-term investments.................................       3,408            3,394
Other assets, at cost, net of accumulated
    amortization......................................       8,649            9,278
                                                          --------         --------
                                                          $229,735         $202,635
                                                          --------         --------
                                                          --------         --------


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of notes payable and
          long-term debt.............................       $4,056           $4,123
      Accounts payable...............................       37,221           40,701
      Accrued expenses...............................       23,865           18,332
      Income taxes payable...........................          775            1,036
                                                          --------         --------
                  Total current liabilities..........       65,917           64,192
Notes payable and long-term debt, net of current
    installments.....................................      148,712          119,212
Minority interest....................................          247               75
Other liabilities....................................        8,535            8,159
                                                          --------         --------
                                                           223,411          191,638
Stockholders' equity:
      Preferred stock.  Authorized 10,000,000 shares;
          no shares issued and outstanding...........            -                -
      Common stock, $.01 par value. Authorized
          150,000,000 shares; issued 52,712,611 and
          issued and outstanding 32,681,819,
          including 20,030,792 shares in Treasury....           35               35
      Paid-in capital................................          181              181
      Retained earnings..............................      156,836          161,567
      Foreign currency translation adjustment........           48              (10)
      Treasury stock, 20,030,792 shares repurchased..     (150,776)        (150,776)
                                                          --------         --------

                  Net stockholders' equity...........        6,324           10,997
                                                          --------         --------
                                                          $229,735         $202,635
                                                          --------         --------
                                                          --------         --------

      See accompanying notes to condensed consolidated financial statements
                      *Condensed from Audited Balance Sheet

                        GUESS ?, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (in thousands)
                                  (unaudited)


                                                 Second Quarter Ended    Six Months Ended
                                                 --------------------   -------------------
                                                  June 30,    July 2,   June 30,    July 2,
                                                    1996       1995       1996       1995
                                                  --------   --------   --------    -------
Net revenue:
      Product sales............................   $108,836    $92,933    $232,111   $206,579
      Net royalties............................     13,672     11,816      25,295     23,073
                                                  --------    -------    --------   --------
                                                   122,508    104,749     257,406    229,652
Cost of sales..................................     66,634     55,542     137,113    120,809
                                                  --------    -------    --------   --------
Gross profit...................................     55,874     49,207     120,293    108,843
Selling, general and administrative expenses...     37,597     32,308      72,829     66,468
Reorganization charge (note 5).................      3,559          -       3,559          -
                                                  --------    -------    --------   --------
            Earnings from operations...........     14,718     16,899      43,905     42,375
                                                  --------    -------    --------   --------
Non-operating income (expense):
      Interest, net............................     (3,742)    (3,885)     (7,291)    (7,926)
      Other, net...............................        173        (16)       (147)      (180)
                                                  --------    -------    --------   --------
                                                    (3,569)    (3,901)     (7,438)    (8,106)

            Earnings before income taxes.......     11,149     12,998      36,467     34,269

Income taxes...................................        327        716       1,598      1,275
                                                  --------    -------    --------   --------
            Net earnings.......................    $10,822    $12,282     $34,869    $32,994
                                                  --------    -------    --------   --------
                                                  --------    -------    --------   --------

Supplemental pro forma financial
  information (note 2):

Earnings before income taxes, as presented....     $11,149    $12,998     $36,467    $34,269
Pro forma provision for income taxes..........       4,426      5,199      14,477     13,708
                                                  --------    -------    --------   --------
Pro forma net earnings........................      $6,723     $7,799     $21,990    $20,561
                                                  --------    -------    --------   --------
                                                  --------    -------    --------   --------
Pro forma net earnings per share.............       $  .16                $   .53

Weighted average common shares outstanding...       41,412                 41,412
                                                  --------               --------
                                                  --------               --------


    See accompanying notes to condensed consolidated financial statements

                        GUESS ?, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)



                                                                            Six months ended
                                                                            ----------------
                                                                         June 30,       July 2,
                                                                           1996          1995
                                                                           ----          -----
Cash flows from operating activities:
      Net earnings................................................        $34,869       $32,994
      Adjustments to reconcile net earnings to net cash
            provided by operating activities:
            Depreciation and amortization of property and
                  equipment.......................................          8,379         6,822
            Amortization of deferred charges......................            669           801
            Loss on disposition of property and equipment.........            100           259
            Foreign translation adjustment........................             33            17
            Minority interest.....................................            172           (51)
            Undistributed equity method earnings..................             (9)          (21)
            (Increase) decrease in:
                  Receivables.....................................         (8,803)      (12,119)
                  Inventories.....................................        (19,451)        6,097
                  Prepaid expenses................................         (1,288)         (309)
                  Other assets....................................            234           428
            Increase (decrease) in:
                  Accounts payable................................         (3,479)        2,294
                  Accrued expenses................................          5,367         1,728
                  Income taxes payable............................           (261)         (191)
                                                                         --------       -------
                        Net cash provided by operating
                              activities..........................         16,532        38,749

Cash flows from investing activities:
      Purchases of property and equipment.........................         (7,986)      (12,527)
      Proceeds from the disposition of property and equipment.....            360           127
      Lease incentives granted....................................            261         1,248
      Purchases of long-term investments..........................              -          (122)
                                                                         --------       -------
                        Net cash used by investing activities.....         (7,365)      (11,274)

Cash flows from financing activities:
      Proceeds from notes payable and long-term debt..............        105,943        75,254
      Repayments of notes payable and long-term debt..............        (76,510)      (63,861)
      Distributions to stockholders...............................        (39,600)      (41,800)
                                                                         --------       -------
                        Net cash used by financing activities.....        (10,167)      (30,407)

Effect of exchange rates changes on cash:.........................             25           (10)

Net decrease in cash..............................................           (975)       (2,942)
Cash, beginning of period.........................................          6,417         5,994
                                                                         --------       -------
Cash, end of period...............................................         $5,442        $3,052
                                                                         --------       -------
                                                                         --------       -------
Supplemental disclosures:
      Cash paid during the period for:
            Interest..............................................         $6,926        $7,627
            Income taxes..........................................          1,856         1,467



    See accompanying notes to condensed consolidated financial statements.

                        GUESS ?, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

(1)        Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the six months ended June 30, 1996. Operating results for the second quarter and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending
December 31, 1996. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995 and in the Company's Registration Statement Form S-1 (File No. 333-4419) effective August 7, 1996.

(2)  Summary of Significant Accounting Policies

Pro Forma Net Earnings

Pro forma net earnings represent the results of operations adjusted to reflect a provision for income taxes on historical earnings before income taxes, which gives effect to the change in the Company's income tax status to a C corporation as a result of the public sale of its common stock. Upon termination of the Company's S corporation status on August 12, 1996, it recorded an earnings benefit resulting from the establishment of net deferred tax assets (approximately $7.4 million), which was based upon temporary book to tax differences existing at the date of termination of the Company's S Corporation status. The principal difference between the pro forma income tax rate and Federal statutory rate of 35% relates primarily to state income taxes.

Pro forma net earnings per share have been computed by dividing pro forma net earnings by the weighted average number of shares of common stock outstanding during the period. The pro forma net earnings per share gives effect to the issuance of shares of common stock to generate sufficient cash to pay (i) a distribution to stockholders in an amount equal to the previously earned and undistributed taxable S corporation earnings (the "S Corporation Distribution") aggregating approximately $176.9 million through the date of termination as if such distribution had been made at June 30, 1996 and the Company's S corporation status had been terminated at such date, and (ii) the $300,000 to be paid by the Company to the trusts for the respective benefit of Maurice Marciano, Paul Marciano and Armand Marciano (the "Marciano Trusts") in connection with the merger of Marciano International, Inc. ("Marciano International"), a Company which is wholly owned by the Marciano Trusts, with and into the Company (See also note 6).

Recently Issued Pronouncements

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," in March 1995 which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to these assets and certain identifiable intangibles to be disposed of. The Company adopted the provisions of SFAS No. 121 effective April 1, 1996 and has, accordingly, recorded a write-down aggregating $2.4 million in the second quarter of 1996 related to certain operating assets to be disposed of and is included as a component of the $3.6 million Reorganization Charge in the Company's statement of earnings. The Company does not anticipate that SFAS No. 121 will have a material impact on its financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of Accounting Principles Board pronouncement 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company intends to adopt the provisions for pro forma disclosure requirements of SFAS 123 in fiscal 1996 and anticipates that SFAS 123 will not have a material impact on its financial statements. As of June 30, 1996, the Company had not issued any stock options or other instruments under which SFAS 123 would apply.

(3)  Inventories

  The components of inventory consist of the following:

                                                         June 30,   December 31,
                                                           1996         1995
                                                         --------   ------------
                                                              (in thousands)
Raw materials.........................................   $13,125         $9,788
Work in Progress......................................    10,517         11,264
Finished Goods........................................    68,698         51,837
                                                        --------        -------
                                                         $92,340        $72,889
                                                        --------        -------
                                                        --------        -------

(4) Reclassifications

Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

(5)  Reorganization Charge

In the second quarter of 1996, the Company recorded a provision of $3.6 million for certain non-recurring charges relating to the writedown to net realizable value of operating assets associated with the (i) disposal of two currently active remote warehouse and production facilities, in contemplation of the public offering of 7,000,000 shares of the Company's common stock (the "Offering"), which are not expected to be used in the Company's operations after the Offering, and (ii) the net book loss incurred by the Company in connection with the sale of one of its aircraft in contemplation of the Offering; such aircraft sale was recorded in June 1996 and completed in July 1996.

The writedown to net realizable value related to the disposal of the warehouse and production facilities of $2.4 million is based upon the difference between the asset carrying value of $5.7 million and its appraisal value of $3.9 million and the inclusion of a provision of $.6 million for estimated disposal costs, comprised primarily of commissions, title fees and other customary real estate closing costs. The writedown related to the sale of the aircraft of $1.2 million is based upon the difference between the asset carrying value of $7.2 million and the sale price of $6.0 million. The estimated costs of disposal of the aircraft were immaterial. The above assets are included in property and equipment at June 30, 1996 and the Company has not recorded any depreciation expense on these assets from the date the dispositions were contemplated.

The Company has not recorded the charge related to the warehouse and production facilities to be disposed of as a cumulative effect from the implementation of SFAS No. 121 recorded net of tax, because the effect of such implementation is immaterial to the consolidated financial statements.

(6)  Subsequent Events

On August 13, 1996, the Company completed the Offering, resulting in net proceeds to the Company of approximately $116.3 million.

Prior to the consummation of the Offering, (i) Marciano International, which is owned by the Marciano Trusts and currently holds an interest in the subsidiaries of the Company, was merged with and into Guess, (ii) all of the capital stock of Guess Italia was contributed to Guess? Europe, B.V., (iii) the Company effected a 32.66 to 1 split of the common stock and (iv) as part of the S Corporation Distribution, the Company distributed to its stockholders $54.0 million of Common Stock valued at $18.00 per share (the "S Distribution Shares") with the balance of between $126.0 million and $136.0 million being distributed in the form of promissory notes bearing interest at 8% per annum (the "S Distribution Notes"). The Company paid the Marciano Trusts an aggregate of $300,000 in connection with the merger of Marciano International, Inc. with and into the Company. Such $300,000 payment was not included in the aggregate principal amount of the S Distribution Notes. All of such transactions are referred to as the "Reorganization." All references to the number of shares have been restated to give effect to the above referenced stock split.

Concurrent with the consummation of the transaction related to the Offerings (the "Closing Date"), the Company's S corporation status was terminated (the "S Termination Date"). Prior to the S Termination Date, the Company declared a distribution to its stockholders that included all of its previously earned and undistributed S corporation earnings through the date of termination of the Company's S corporation status. The S Corporation Distribution occurred prior to the S Termination Date and was comprised of the S Distribution Shares and the S Distribution Notes. As a result of S Corporation Termination the Company is no longer treated as an S Corporation and, accordingly, is fully subject to federal and state income taxes.

Pursuant to the above transactions, the Company previously disclosed certain pro forma financial information in the June 30, 1996 consolidated financial statements included in the Company's Registration Statement on Form S-1 on file with the Securities and Exchange Commission, effective August 7, 1996 (file no. 333-4419). The pro forma operating results reflect adjustments to historical operating results for (a) the elimination of salaries and bonuses paid to the principal executive officers in excess of the salaries and bonuses to be paid to such officers under their respective employment agreements following the Offering, (b) the decreases in depreciation and operating costs associated with an aircraft owned by the Company which was sold prior to the Offering, (c) the elimination of the minority interest in GEBV and Guess Italia through the merger of Marciano International with and into the Company in connection with the Reorganization (such amounts had previously been recorded as minority interest in the Company statements of earnings) and (d) adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation. Summarized below is the pro forma financial information for the six month periods ended June 30, 1996 and July 2, 1995:

                                                  Six months ended
                                              June 30,          July 2,
                                                1996            1995
                                              --------         --------
       Earnings from operations                $47,271         $45,817
       Earnings before income taxes             39,993          37,912
       Income taxes                             15,877          15,165
                                              --------         -------
       Net earnings                            $24,116         $22,747
                                              --------         -------
                                              --------         -------
       Net Earnings per share                      .58
       Weighted average common shares
          outstanding                           41,412


Pursuant to SEC rules and regulations, the pro forma net earnings per share gives effect to the issuance of shares of common stock to generate sufficient cash to pay (a) S corporation distribution in an amount equal to retained earnings at June 30, 1996 and (b) the $300,000 paid by the by the Company in connection with the merger of Marciano International with and into the Company.

For comparison purposes only, the following information for the six months ended June 30, 1996 is presented to show the net earnings per share and weighted average common shares outstanding as calculated on a full dilution basis, whereby all of the shares outstanding after the completion of the Offering and after giving effect to the S corporation distribution were considered to be outstanding for the entire period.

        Net earnings per share                                     .57
        Weighted average common shares Outstanding              42,682


Immediately prior to the Offering, the Company was granted options to purchase 1,203,905 shares pursuant to the Company's 1996 Equity Incentive Plan with an exercise price equal to the initial public price of $18.00 per share.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein. Except for historical information contained herein, the statements set forth in this
Item 2 are forward looking and involve risks and uncertainties. For information regarding potential factors that could affect the Company's financial results, refer to pages 8-12 of the prospectus contained in the Company's registration statement on Form S-1 (file no. 333-4419) on file with the United States Securities and Exchange Commission, as declared effective on August 7, 1996, which information is incorporated by reference herein.

OVERVIEW
The Company derives its revenue from the sale of Guess brand products through its wholesale, retail and licensing operations.

RESULTS OF OPERATIONS

NET REVENUE. Net revenue increased $17.8 million or 17.0% to $122.5 million in the quarter ended June 30, 1996 from $104.7 million in the quarter ended July 2, 1995. Net revenue from wholesale operations increased $4.6 million to $61.6 million from $57.0 million, due principally to increased sales outside the United States of $3.9 million. Net revenue from retail operations increased $11.3 million to $47.2 million from $35.9 million, primarily attributable to an increase of 12.5% in comparable store net revenue and from volume generated by 13 new store openings, offset by the closing of five stores. The increase in comparable store net revenue was primarily attributable to a more favorable merchandise mix and the implementation of improved inventory management systems. Net royalties increased 15.7% in the quarter ended June 30, 1996 to $13.7 million from $11.8 million in the quarter ended July 2, 1995. Revenue from international operations comprised 8.6% and 6.3% of the Company's net revenue during the second quarter of 1996 and 1995, respectively.

Net revenue increased $27.7 million or 12.1% to $257.4 million in the six months ended June 30, 1996 from $229.7 million in the six months ended July 2, 1995. Net revenue from wholesale operations increased $2.4 million to $144.8 million from $142.4 million, due principally to increased sales outside the United States of $12.1 million, partially offset by a $9.7 million decline in domestic wholesale sales. The decline in domestic wholesale sales resulted primarily from a $3.1 million decline due to closing certain accounts and a $1.2 million decline due to the licensing out of certain apparel lines. Net revenue from retail operations increased $23.1 million to $87.3 million from $64.2 million, primarily attributable to an increase of 14.4% in comparable store net revenue and from volume generated by 13 new store openings, offset by the closing of five stores. The increase in comparable store net revenue was primarily attributable to a more favorable merchandise mix and the implementation of improved inventory management systems. Net royalties increased 9.6% in the six months ended June 30, 1996, to $25.3 million from $23.1 million in the six months ended July 2, 1995. Net revenue from international operations comprised 11.3% and 6.8% of the Company's net revenue during the first six months of 1996 and 1995, respectively.

GROSS PROFIT. Gross profit increased 13.5% to $55.9 million in the quarter ended June 30, 1996 from $49.2 million in the quarter ended July 2, 1995. The increase in gross profit resulted from increased net royalties and increased net revenue from product sales. Gross profit from product sales increased 12.9% to $42.2 million in the quarter ended June 30, 1996 from $37.4 million in the quarter ended July 2, 1995. Gross profit as a percentage of net revenue decreased to 45.6% in the quarter ended June 30, 1996 as compared to 47.0% in the quarter ended July 2, 1995. Gross profit from product sales as a percentage of net revenue decreased to 38.8% from 40.2% in the comparable 1995 period primarily due to higher offprice revenue and higher retail revenue (which generally has a relatively lower gross profit margin) as percentages of total revenue in the quarter ended June 30, 1996.

Gross profit increased 10.5% to $120.3 million in the six months ended June 30, 1996 from $108.8 million in the six months ended July 2, 1995. The increase in gross profit resulted from increased net royalties and increased net revenue from product sales. Gross profit from product sales increased 10.7% to $95.0 million in the six months ended June 30, 1996 from $85.8 million in the six months ended July 2, 1995. Gross profit as a percentage of net revenue decreased to 46.7% in the six months ended June 30, 1996 as compared to 47.4% in the six months ended July 2, 1995. Gross profit from product sales as a percentage of net revenue decreased to 40.9% from 41.5% in the comparable 1995 period primarily as a result of growth in net revenue derived from both international and retail operations, both of which generally have relatively lower gross profit margins.

SG&A EXPENSES. Selling, general and administrative ("SG&A") expenses increased 16.4% in the quarter ended June 30, 1996 to $37.6 million, or 30.7% of net revenue, from $32.3 million, or 30.8% of net revenue, in the quarter ended July 2, 1995. SG&A expenses increased 9.6% in the six months ended June 30, 1996 to $72.8 million, or 28.3% of net revenue, from $66.5 million, or 28.9% of net revenue, in the six months ended July 2, 1995. These increases were primarily the result of increased store expenses related to the expansion of the retail operation. The decrease in SG&A expenses as a percentage of net revenue was the result of fixed expenses being spread over a larger revenue base in the 1996 period.

REORGANIZATION CHARGE. In anticipation of the Offering, in the second quarter of 1996 the Company recorded reserves totaling $3.6 million for certain non-recurring charges related to the writedowns of operating assets to be disposed of, which included:(i) the disposal of two currently active remote warehouse and production facilities not expected to be used in the Company's operations after the Offering, resulting in a net book loss of $2.4 million, and (ii) the net book loss of $1.2 million incurred by the Company in connection with the sale of one of its aircraft. The above charges are based upon the net book value of the related assets as of June 30, 1996. The Company intends to relocate the warehouse and production operations located at the remote facilities to its central facility in Los Angeles in an effort to centralize its operations and improve operating efficiencies.

EARNINGS FROM OPERATIONS. Earnings from operations, including the Reorganization Charge discussed above, decreased 12.9% to $14.7 million, or 12.0% of net revenue in the quarter ended June 30, 1996, from $16.9 million, or 16.1% of net revenue, in the quarter ended July 2, 1995. Earnings from operations increased 3.6% to $43.9 million, or 17.1% of net revenue in the six months ended June 30, 1996, from $42.4 million, or 18.5% of net revenue, in the six months ended July 2, 1995. Excluding the aforementioned reorganization charge, earnings from operations would have increased 8.2% or $1.4 million to $18.3 million in the quarter ended June 30, 1996, from $16.9 million in the comparable quarter. For the six month months ended June 30, 1996, excluding the aforementioned reorganization charge, earnings from operations would have increased 12.0% or $5.1 million to $47.5 million, from $42.4 million in the comparable period. These increases are primarily related to increases in revenue.

INTEREST EXPENSE, NET. Net interest expense decreased 3.7% to $3.7 million in the quarter ended June 30, 1996 from $3.9 million in the quarter ended July 2, 1995. For the quarter ending June 30, 1996, the average debt balance was $154.6 million, with an average effective interest rate of 9.2%. For the quarter ending July 2, 1995, the average debt balance was $164.9 million, with an average effective interest rate of 9.4%. Net interest expense decreased 8.0% to $7.3 million in the six months ended June 30, 1996 from $7.9 million in the six months ended July 2, 1995. These decreases resulted primarily from lower outstanding debt. For the first six months of 1996, the average debt balance was $149.3 million, with an average effective interest rate of 9.3%. For the first six months of 1995, the average debt balance was $164.8 million, with an average effective interest rate of 9.4%.

NET EARNINGS. Net earnings decreased 11.9% to $10.8 million, or 8.8% of net revenue, in the quarter ended June 30, 1996, from $12.3 million, or 11.7% of net revenue, in the quarter ended July 2, 1995. Net earnings increased 5.7% to $34.9 million, or 13.5% of net revenue, in the six months ended June 30, 1996, from $33.0 million, or 14.4% of net revenue, in the six months ended July 2, 1995. Excluding the aforementioned reorganization charge, net earnings would have increased 16.3% or $2.1 million to $14.4 million in the quarter ended June 30, 1996, from $12.3 million in the comparable quarter. For the six month ended June 30, 1996, excluding the aforementioned reorganization charge, net earnings would have increased 16.2% or $5.3 million to $38.3 million, from $33.0 million in the comparable period. These increases are primarily related to increases in revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily upon internally generated funds, trade credit and bank borrowings to finance its operations and expansion and to make periodic distributions to stockholders. At June 30, 1996, the Company had working capital of $84.4 million compared to $57.6 million at December 31, 1995. The $26.8 million increase in working capital primarily resulted from a $19.5 million increase in inventories, an $8.8 million increase in receivables and a $3.5 million decrease in payables, partially offset by a $5.4 million increase in accrued liabilities. The increase in inventory relates to seasonal requirements and the buildup of initial inventory of the Company's Bare Basics line.

The Company's revolving credit agreement provides for a $100.0 million revolving credit facility which includes a $20.0 million sublimit for letters of credit. As of June 30, 1996, the Company had $43.0 million in outstanding borrowings under the revolving credit facility and outstanding letters of credit of $8.6 million. As of June 30, 1996, the Company had $48.4 million available for future borrowings under such facility. The revolving credit facility will expire in December 1997. In addition to this revolving credit facility, the Company has a $25.0 million letter of credit facility. As of June 30, 1996, the Company had $15.3 million outstanding under this facility.

After application of net proceeds of the Offering to repay a substantial portion of the S Distribution Notes, approximately $16.0 million of S Distribution Notes will remain outstanding. The S Distribution Notes will bear interest at 8% per annum and will mature on January 1, 1997.

Capital expenditures, net of lease incentives granted, totaled $7.7 million in the six months ended June 30, 1996. The Company estimates that its capital expenditures for fiscal 1996 will be approximately $20.0 million, primarily for the expansion of its retail stores and operations.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 1997, including retail and international expansion plans and interest on the Senior Subordinated Notes, primarily with cash flow from operations, supplemented, if necessary, by borrowing under its revolving credit agreement.

SEASONALITY

The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. The Company's wholesale operations generally experience stronger performance in the first and third quarters, while retail operations are generally stronger in the third and fourth quarters. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of results for the full year. The Company has not had significant overhead and other costs generally associated with large seasonal variations.

INFLATION

The Company does not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on its net revenue or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured, the Company does not believe that they have had a material effect on the Company's net revenue of profitability.

IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," in March 1995 which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to these assets and certain identifiable intangibles to be disposed of. The Company adopted the provisions of SFAS No. 121 effective April 1, 1996 and has, accordingly, recorded a write-down aggregating $2.4 million in the second quarter of 1996 related to certain operating assets to be disposed of and is included as a component of the $3.6 million Reorganization Charge in the Company's statement of earnings. The Company does not anticipate that SFAS No. 121 will have a material impact on its financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of Accounting Principles Board pronouncement 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company intends to adopt the provisions for pro forma disclosure requirements of SFAS 123 in fiscal 1996 and anticipates that SFAS 123 will not have a material impact on its financial statements. As of June 30, 1996, the Company had not issued any stock options or other instruments under which SFAS 133 would apply.

                         PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

Litigation

On August 7, 1996, a purported class action complaint naming the Company and certain of its independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, styled as Brenda Figueroa et. al. v. Guess ?, Inc. et al. (Dist. Ct. Case No. 96-5485HLH(JGx)). The complaint, which seeks damages and injunctive relief, alleges, among other things, that the defendants' practices with respect to the employees of such independent contractors have violated various federal and state labor laws and regulations. Based upon the information available to the Company at this time, the Company does not believe that the outcome of such purported class action will have a material adverse effect on the Company's financial condition or results of operations.

Guess is also a party to various other claims, complaints and other legal actions that have arisen in the ordinary course of business from time to time. The Company believes that the outcome of such pending legal proceedings, in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 6.   Exhibits and Reports on Form 8-K

  a)      Exhibits:


Exhibit
 Number                          Description
- -------                          -----------

 3.1        Restated Certificate of Incorporation of the Registrant (1)

 3.2        Bylaws of the Registrant (1)

 4.1        Specimen stock certificate (1)

10.1        Amended and Restated Stockholders' Agreement (1)

10.2 Letter of Agreement, dated January 22, 1996, between the Registrant and Andrea Weiss (1)

10.3 Employment Agreement, dated as of May 14, 1996, between the Registrant and Francis K. Duane. (1)

10.4 Amendment No. 8 to the Revolving Credit Agreement, dated February 13, 1996, among the parties thereto (1)

10.5        1996 Equity Incentive Plan. (2)

10.6        1996 Non-Employee Directors' Stock Option Plan (1)

10.7        Annual Incentive Bonus Plan. (1)

10.8        Employment Agreement between the Registrant and Maurice
            Marciano. (1)

10.9        Employment Agreement between the Registrant and Paul Marciano. (1)

10.10       Employment Agreement between the Registrant and Armand Marciano. (1)

10.11 Registration Rights Agreement among the Registrant and certain stockholders of the Registrant. (1)

10.12 Indemnification Agreement among the Registrant and certain stockholders of the Registrant. (1)

10.13       Form of Indemnification Agreement. (1)

27.1        Financial Data Schedule

99.1 Pages 8-12 from the prospectus included in the Company's Registration Statement on Form S-1 (File No. 333-4419) as filed by the Company on August 9, 1996 pursuant to Rule 424(b).

- ------------------
(1) Incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-4419) filed by the Company on July 30, 1996.

(2) Incorporated by reference from Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-4419) filed by the Company on July 31, 1996.

  b)      Reports on Form 8-K:

              The Company did not file any reports on Form 8-K during the second quarter ended June 30, 1996.

                                 SIGNATURES

Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GUESS ?, INC.


Date:  August 14, 1996                  By:  /s/ Maurice Marciano
                                           ----------------------------------
                                           Maurice Marciano
                                           Chairman of the Board, Chief
                                           Executive Officer and Director
                                           (Principal Executive Officer)


Date:  August 14, 1996                  By:  /s/ Roger Williams
                                           ----------------------------------
                                           Roger Williams
                                           Executive Vice President and Chief
                                           Financial Officer (Principal
                                           Financial Officer)