Form 10-Q
period 1996-09-29
GUESS INC ET AL/CA/
filed 1996-10-23
CIK 912463

                        UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                         FORM 10-Q

                         (MARK ONE)

/X/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934

           For the quarterly period ended September 29, 1996

                             OR

/ /  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934

             For the transition period from            to

                   Commission File Number 33-69236

                    -------------------------------

                           GUESS ?, INC.

                    -------------------------------

          (Exact name of registrant as specified in its charter)

          DELAWARE                                       95-3679695
------------------------------                    ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

                        1444 South Alameda Street
                      Los Angeles, California, 90021
                    --------------------------------
                 (Address of principal executive offices)

                             (213) 765-3100
                    --------------------------------
             (Registrant's telephone number, including area code)

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

As of October 22, 1996, the registrant had 42,681,819 shares of Common Stock, $.01 par value, outstanding.

                               GUESS ?, INC.
                                FORM 10-Q
                             TABLE OF CONTENTS

                                                                        PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

  Condensed Consolidated Balance Sheets (Unaudited) -
   September 29, 1996 and December 31, 1995.........................       2

  Condensed Consolidated Statements of Earnings (Unaudited) - Third
   Quarter and Nine Months ended September 29, 1996 and October 1, 1995    3

  Condensed Consolidated Statements of Cash Flows (Unaudited) -
   Nine Months ended September 29, 1996 and October 1, 1995.........       4

  Notes to Condensed Consolidated Financial Statements (Unaudited)...      5

Item 2.    Management's discussion and analysis of financial condition
            and results of operations.................................     9

                      PART II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................  14

Item 6.    Exhibits and Reports on Form 8-K.............................  14

                       GUESS ?, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)
                               (unaudited)

                                                            SEP 29,   DEC 31,
                                                             1996      1995*
                                                           --------   --------
                                 ASSETS
Current assets:
      Cash............................................     $  5,483   $ 6,417
      Short term investments..........................          431         0
      Receivables:
            Trade receivables, net of reserves........       42,579    22,886
            Royalties.................................       13,008     9,975
            Other.....................................        3,887     4,040
                                                           --------   --------
                                                             59,474    36,901
      Inventories.....................................       83,890    72,889
      Prepaid expenses and other current assets.......        9,241     5,557
                                                           --------  --------
                  Total current assets................      158,519   121,764
Property and equipment, at cost, net of accumulated
    depreciation and amortization.....................       63,211    68,199
Long-term investments.................................        2,953     3,394
Other assets, at cost, net of accumulated
    amortization......................................       12,725     9,278
                                                           --------  --------
                                                           $237,408  $202,635
                                                           --------  --------
                                                           --------  --------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current installments of notes payable and
          long-term debt.............................      $  6,356  $  4,123
      Accounts payable...............................        39,301    40,701
      Accrued expenses...............................        20,569    18,332
      Income taxes payable...........................         5,778     1,036
                                                           --------  --------
                  Total current liabilities..........        72,004    64,192
Notes payable and long-term debt, net of current
    installments.....................................       135,466   119,212
Minority interest....................................             0        75
Other liabilities....................................         8,778     8,159
                                                           --------  --------
                                                            216,248   191,638
Stockholders' equity:
      Preferred stock.  Authorized 10,000,000 shares;
          no shares issued and outstanding...........             -         -
      Common stock, $.01 par value. Authorized
          150,000,000 shares; issued 62,712,611,
          outstanding 42,681,819 and 32,681,819
          shares respectively, including
          20,030,792 shares in Treasury..............           135        35
      Paid-in capital................................       153,347       181
      Retained earnings..............................        18,387   161,567
      Foreign currency translation adjustment........            67       (10)
      Treasury stock, 20,030,792 shares repurchased..      (150,776) (150,776)
                                                           --------  --------
                  Net stockholders' equity...........        21,160    10,997
                                                           --------  --------
                                                           $237,408  $202,635
                                                           --------  --------
                                                           --------  --------

     See accompanying notes to condensed consolidated financial statements
                 *Condensed from Audited Balance Sheet

                    GUESS ?, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (in thousands, except per share data)
                           (unaudited)

                                            Third Quarter Ended   Nine Months Ended
                                            -------------------   ------------------
                                              SEP 29,   OCT 1,     SEP 29,   OCT 1,
                                               1996      1995       1996      1995
                                             --------  --------   --------  --------
Net revenue:
      Product sales......................... $139,511  $121,325   $371,622  $327,904
      Net royalties.........................   14,987    11,804     40,282    34,877
                                             --------  --------   --------  --------
                                              154,498   133,129    411,904   362,781
Cost of sales...............................   84,284    73,981    221,397   194,790
                                             --------  --------   --------  --------
Gross profit................................   70,214    59,148    190,507   167,991
Selling, general & administrative expenses..   39,490    37,916    112,319   104,384
Reorganization charge (note 5)..............        -         -      3,559         -
                                             --------  --------   --------  --------
            Earnings from operations........   30,724    21,232     74,629    63,607
                                             --------  --------   --------  --------
Non-operating income (expense):
      Interest, net.........................   (3,843)   (3,937)   (11,134)  (11,863)
      Other, net............................     (618)       27       (765)     (153)
                                             --------  --------   --------  --------
                                               (4,461)   (3,910)   (11,899)  (12,016)

            Earnings before income taxes....   26,263    17,322     62,730    51,591

Income taxes................................    5,925       838      7,523     2,113
                                             --------  --------   --------  --------
            Net earnings....................  $20,338   $16,484    $55,207   $49,478
                                             --------  --------   --------  --------
                                             --------  --------   --------  --------

Supplemental pro forma financial information (note 2) * :
---------------------------------------------------------
Earnings before income taxes, as presented..  $26,263   $17,322    $62,730   $51,591

Pro forma provision for income taxes........   10,637     6,927     25,092    20,635
                                             --------  --------   --------  --------
Pro forma net earnings......................  $15,626   $10,395    $37,638   $30,956
                                             --------  --------   --------  --------
                                             --------  --------   --------  --------

Pro forma net earnings per share............   $  .40              $  1.08

Weighted average common shares outstanding..   38,727               34,771
                                             --------             --------
                                             --------             --------

* For additional information on pro forma financial information, see note 6.


    See accompanying notes to condensed consolidated financial statements

                    GUESS ?, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)
                           (unaudited)

                                                              Nine months ended
                                                              ------------------
                                                               SEP 29,   OCT 1,
                                                                1996      1995
                                                              --------  --------
Cash flows from operating activities:
    Net earnings.............................................  $55,207   $49,478
    Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Depreciation and amortization of property and
            equipment........................................   12,510    10,432
        Amortization of deferred charges.....................      852     1,190
        Loss on disposition of property and equipment........    1,194       676
        Foreign currency translation adjustment..............       46         9
        Minority interest....................................      (75)       37
        Undistributed equity method earnings.................      322      (136)
        (Increase) decrease in:
            Receivables......................................  (22,573)  (13,098)
            Inventories......................................  (11,001)   10,321
            Prepaid expenses and other current assets........      (21)   (1,693)
            Other assets.....................................     (166)      649
        Increase (decrease) in:
            Accounts payable.................................   (1,399)    9,413
            Accrued expenses.................................    1,651       (20)
            Income taxes payable.............................    4,742        60
                                                              --------  --------
                Net cash provided by operating activities....   41,289    67,318

Cash flows from investing activities:
    Purchases of property and equipment......................  (15,266)  (18,652)
    Proceeds from the disposition of property and equipment..    6,640       138
    Lease incentives granted.................................      616     1,403
    Purchases of short-term investments......................     (431)        -
    Purchases of long-term investments.......................        -       (23)
                                                              --------  --------
                Net cash used by investing activities........   (8,441)  (17,134)

Cash flows from financing activities:
    Proceeds from notes payable and long-term debt...........  143,660    99,375
    Repayments of notes payable and long-term debt........... (125,173) (101,277)
    Proceeds from issuance of common stock...................  116,300         -
    Repayments of S distribution notes....................... (129,000)        -
    Distributions to stockholders............................  (39,600)  (51,800)
                                                              --------  --------
                Net cash used by financing activities........  (33,813)  (53,702)

Effect of exchange rates changes on cash:....................       31        (7)

Net decrease in cash.........................................     (934)   (3,525)
Cash, beginning of period....................................    6,417     5,994
                                                              --------  --------
Cash, end of period..........................................   $5,483    $2,469
                                                              --------  --------
                                                              --------  --------

Supplemental disclosures:
    Cash paid during the period for:
          Interest...........................................  $13,393   $14,233
          Income taxes.......................................    2,947     1,764

     See accompanying notes to condensed consolidated financial statements.

                   GUESS ?, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 29, 1996

(1)        Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of September 29, 1996, and the results of operations and cash flows for the nine months ended September 29, 1996. Operating results for the third quarter and nine months ended September 29, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995 and in the Company's Registration Statement on Form S-1 (File No. 333-4419) completed August 13, 1996.

(2)  Summary of Significant Accounting Policies

Pro Forma Net Earnings

Pro forma net earnings represent the results of operations adjusted to reflect a provision for income taxes on historical earnings before income taxes, which gives effect to the change in the Company's income tax status to a C corporation as a result of the merger of Marciano International, Inc. ("Marciano International"), a company which was wholly owned by the trusts for the respective benefit of Maurice Marciano, Paul Marciano and Armand Marciano (the "Marciano Trusts") with and into Guess (the "Marciano International Merger"), and the public sale of its common stock. Upon termination of the Company's S corporation status on August 12, 1996, it recorded an earnings benefit resulting from the establishment of net deferred tax assets (approximately $7.4 million), which was based upon temporary book to tax differences existing at the date of termination of the Company's S corporation status. The principal difference between the pro forma income tax rate and Federal statutory rate of 35% relates primarily to state income taxes.

Pro forma net earnings per share have been computed by dividing pro forma net earnings by the weighted average number of shares of common stock outstanding during the period. The pro forma net earnings per share gives effect to the issuance of shares of common stock to generate sufficient cash to pay (i) a distribution to stockholders in an amount equal to the previously earned and undistributed taxable S corporation earnings (the "S Corporation Distribution") aggregating approximately $185.0 million and (ii) the $300,000 to be paid by the Company to the Marciano Trusts in connection with the Marciano International Merger (See also note 6).

Recently Issued Pronouncements

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," in March 1995 which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to these assets and certain identifiable intangibles to be disposed of. The Company adopted the provisions of SFAS No.121 effective April 1, 1996 and has, accordingly, recorded a write-down aggregating $2.4 million in the second quarter of 1996 related to certain operating assets to be disposed of and is included as a component of the $3.6 million Reorganization Charge in the Company's statement of earnings. The Company does not anticipate that SFAS No. 121 will have a continuing impact on its financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of Accounting Principles Board pronouncement 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company has adopted the provisions for pro forma disclosure requirements of SFAS 123 effective January 1, in fiscal 1996 and will incorporate the required per forma information in its 1996 report on form 10-K and anticipates that SFAS 123 will not have a material impact on its financial statements. As of September 29, 1996, the Company had not issued any exercisable stock options or other instruments under which SFAS 123 would apply.

(3)  Inventories

The components of inventory consist of the following (in thousands):

                                                  SEP 29,     DEC 31,
                                                   1996        1995
                                                 --------    --------
Raw materials..................................   $13,421     $9,788
Work in Progress...............................     8,423     11,264
Finished Goods.................................    62,046     51,837
                                                 --------   --------
                                                  $83,890    $72,889
                                                 --------   --------
                                                 --------   --------

(4) Reclassifications

Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

(5)  Reorganization Charge

In the second quarter of 1996, the Company recorded a provision of $3.6 million for certain non-recurring charges relating to the writedown to net realizable value of operating assets associated with the (i) disposal of two currently active remote warehouse and production facilities resulting in a net book loss of $2.4 million, in contemplation of the public offering of

7,000,000 shares of the Company's common stock (the "Offering"), which are not expected to be used in the Company's operations after the Offering, and
(ii) the net book loss of $1.2 million incurred by the Company in connection with the sale of one of its aircraft in contemplation of the Offering.

(6)  Initial Public Offering

On August 13, 1996, the Company completed the Offering, resulting in net proceeds to the Company of approximately $116.3 million.

In connection with the Offering, (i) Marciano International, which was owned by the Marciano Trusts and held an interest in the subsidiaries of the Company, was merged with and into Guess, (ii) all of the capital stock of Guess Italia was contributed to Guess? Europe, B.V. ("GEBV"), (iii) the Company effected a 32.66 to 1 split of the common stock and (iv) as part of the S Corporation Distribution, the Company distributed to its stockholders $54.0 million of Common Stock valued at $18.00 per share (the "S Distribution Shares") with the balance of $131.0 million being distributed in the form of promissory notes bearing interest at 8% per annum (the "S Distribution Notes"). During the third quarter of 1996, the Company paid $129.0 million of the S Distribution Notes, funded primarily with proceeds from the Offering. The Company also paid the Marciano Trusts an aggregate of $300,000 in connection with the merger of Marciano International, Inc. with and into the Company. Such $300,000 payment was not included in the aggregate principal amount of the S Distribution Notes. All of such transactions are referred to as the "Reorganization." All references to the number of shares have been restated to give effect to the above referenced stock split.

Concurrent with the consummation of the transaction related to the Offerings (the "Closing Date"), the Company's S corporation status was terminated (the "S Termination Date"). Prior to the S Termination Date, the Company declared a distribution to its stockholders that included all of its previously earned and undistributed S corporation earnings through the date of termination of the Company's S corporation status. The S Corporation Distribution occurred prior to the S Termination Date and was comprised of the S Distribution Shares and the S Distribution Notes. As a result of the S Corporation Termination the Company is no longer treated as an S Corporation and, accordingly, is fully subject to federal and state income taxes that would apply to a C corporation.

Pursuant to the above transactions, the following pro forma operating results are presented to reflect adjustments to historical operating results for (a) the elimination of salaries and bonuses paid to the principal executive officers in excess of the salaries and bonuses to be paid to such officers under their respective employment agreements following the Offering, (b) the decreases in depreciation and operating costs associated with an aircraft owned by the Company which was sold prior to the Offering, (c) the elimination of the minority interest in GEBV and Guess Italia through the merger of Marciano International with and into the Company in connection with the Reorganization (such amounts had previously been recorded as minority interest in the Company statements of earnings) and (d) adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation. For comparison purposes only, earnings per share and weighted average common shares outstanding have been calculated on a full dilution basis, whereby all of the shares outstanding after the completion of the Offering and after giving effect to the S corporation distribution were considered to be outstanding for the entire period. Summarized below is the pro forma financial information for the third quarter and nine month periods ended September 29, 1996 and October 1, 1995 (in thousands, except per share data):

                                Third quarter ended     Nine months ended
                                -------------------    -------------------
                                  SEP 29,    OCT 1,     SEP 29,     OCT 1,
                                   1996       1995        1996       1995
                                --------   --------    --------   --------
Total revenue                    $154,498   $133,129    $411,904   $362,781
Earnings from operations           31,755     22,413      79,029(1)  68,230
Earnings before income taxes       27,457     18,591      67,450(1)  56,503
Income taxes                       11,120      7,436      26,997     22,601
Net earnings                       16,337     11,155      40,453(1)  33,902
Net earnings per share               $.38       $.26        $.95       $.79
Weighted average common shares
outstanding                        42,682     42,682      42,682     42,682

(1) Nine months ended September 29, 1996 includes a non-recurring reorganization charge of $3.6 million (pretax) and $2.1 million (after tax) or $.05 per share (See also note 5).

Immediately prior to the Offering, the Company granted options to purchase 1,208,405 shares pursuant to the Company's 1996 Equity Incentive Plan with an exercise price equal to the initial public price of $18.00 per share.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein. This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW
The Company derives its revenue from the sale of Guess brand products through its domestic wholesale, international wholesale, retail and licensing operations.

RESULTS OF OPERATIONS

NET REVENUE. Net revenue increased $21.4 million or 16.1% to $154.5 million in the quarter ended September 29, 1996 from $133.1 million in the quarter ended October 1, 1995. Net revenue from wholesale operations increased $9.9 million or 13.8% to $81.6 million from $71.7 million, due principally to increased sales outside the United States of $13.3 million partially offset by a $3.4 million decline in domestic sales. The decline in domestic wholesale sales included a $1.4 million decline due to closing certain accounts and a $0.1 million decline due to the licensing out of certain apparel lines. Net revenue from retail operations increased $8.3 million or 16.7% to $57.9 million from $49.6 million, primarily attributable to an increase of 5.9% in comparable store net revenue and from volume generated by ten new store openings, offset by the closing of three stores. The increase in comparable store net revenue was primarily attributable to a more favorable merchandise mix and the implementation of improved inventory management systems. Net royalties increased $3.2 million or 27.0% in the quarter ended September 29, 1996 to $15.0 million from $11.8 million in the quarter ended October 1, 1995. Revenue from international operations comprised 15.3% and 7.5% of the Company's net revenue during the third quarter of 1996 and 1995, respectively.

Net revenue increased $49.1 million or 13.5% to $411.9 million in the nine months ended September 29, 1996 from $362.8 million in the nine months ended October 1, 1995. Net revenue from wholesale operations increased $12.2 million or 5.7% to $226.3 million from $214.1 million, due principally to increased sales outside the United States of $25.4 million, partially offset by a $13.2 million decline in domestic wholesale sales. The decline in domestic wholesale sales included a $4.5 million decline due to closing certain accounts and a $1.3 million decline due to the licensing out of certain apparel lines. In addition, the Company's domestic net sales declined during this period as a result of increased competition in branded basic denim apparel. Net revenue from retail operations increased $31.5 million to $145.3 million from $113.8 million, primarily attributable to an increase of 10.9% in comparable store net revenue and from volume generated by ten new store openings, partially offset by the closing of three stores. The increase in comparable store net revenue was primarily attributable to a more favorable merchandise mix and the implementation of improved inventory management systems. Net royalties increased $5.4 million or 15.5% in the nine months ended September 29, 1996 to $40.3 million from $34.9 million in the nine months ended October 1, 1995. Net revenue from international operations comprised 12.8% and 7.1% of the Company's net revenue during the first nine months of 1996 and 1995, respectively.

GROSS PROFIT. Gross profit increased 18.6% to $70.2 million in the quarter ended September 29, 1996 from $59.2 million in the quarter ended October 1, 1995. The increase in gross profit resulted from increased net revenue from product sales and increased net royalties. Gross profit from product sales increased 16.5% to $55.2 million in the quarter ended September 29, 1996 from $47.4 million in the quarter ended October 1, 1995. Gross profit as a percentage of net revenue increased to 45.4% in the quarter ended September 29, 1996 as compared to 44.5% in the quarter ended October 1, 1995. Gross profit from product sales as a percentage of net revenue from product sales increased to 39.6% in the quarter ended September 29, 1996 from 39.1% in the quarter ended October 1, 1995, which included a provision of $2.9 million for store closing expenses. Without this provision, gross profit from product sales as a percentage of net revenue from product sales would have decreased to 39.6% from 41.5%. The decline was primarily the result of the growth in net revenue derived from international operations, which carry lower gross profit margins, as well as lower gross profit margins experienced in the company's factory outlet stores.

Gross profit increased 13.4% to $190.5 million in the nine months ended September 29, 1996 from $168.1 million in the nine months ended October 1, 1995. The increase in gross profit resulted from increased net revenue from product sales and increased net royalties. Gross profit from product sales increased 12.8% to $150.2 million in the nine months ended September 29, 1996 from $133.2 million in the nine months ended October 1, 1995. Gross profit as a percentage of net revenue remained unchanged at 46.3% for both the 1996 and 1995 nine month periods. Gross profit from product sales as a percentage of net revenue decreased to 40.4% from 40.6% in the nine months ended October 1, 1995, which included a provision of $2.9 million for store closing expenses recorded in the third quarter of 1995. Without this provision, gross profit form product sales as a percentage of net revenue from product sales would have decreased to 40.4% from 41.5%. The decline was primarily the result of the growth in net revenue derived from international operations, which carry lower gross profit margins, as well as lower profit margins experienced on off-price sales.

SG&A EXPENSES. Selling, general and administrative ("SG&A") expenses increased 3.9% in the quarter ended September 29, 1996 to $39.5 million, or 25.6% of net revenue, from $38.0 million, or 28.5% of net revenue, in the quarter ended October 1, 1995. SG&A expenses increased 7.5% in the nine months ended September 29, 1996 to $112.3 million, or 27.3% of net revenue, from $104.4 million, or 28.8% of net revenue, in the nine months ended October 1, 1995. These increases were primarily the result of increased store expenses related to the expansion of the retail operations. The decrease in SG&A expenses as a percentage of net revenue was the result of fixed expenses being spread over a larger revenue base in the 1996 periods.

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

EARNINGS FROM OPERATIONS. Earnings from operations increased 44.7% to $30.7 million, or 19.9% of net revenue in the quarter ended September 29, 1996, from $21.2 million, or 15.9% of net revenue, in the quarter ended October 1, 1995. Earnings from operations increased 17.3% to $74.6 million, or 18.1% of net revenue in the nine months ended September 29, 1996, from $63.6 million, or 17.5% of net revenue, in the nine months ended October 1, 1995. For the nine months ended September 29, 1996, excluding the aforementioned reorganization charge, earnings from operations would have increased 22.9% or $14.6 million to $78.1 million, from $63.6 million in the comparable period. These increases are primarily related to increases in net revenue.

INTEREST EXPENSE, NET. Net interest expense decreased 2.4% to $3.8 million in the quarter ended September 29, 1996 from $3.9 million in the quarter ended October 1, 1995. For the quarter ending September 29, 1996, the average debt balance was $179.7 million, with an average effective interest rate of 8.6%. For the quarter ending October 1, 1995, the average debt balance was $162.8 million, with an average effective interest rate of 9.1%. Net interest expense decreased 6.1% to $11.1 million in the nine months ended September 29, 1996 from $11.9 million in the nine months ended October 1, 1995. This decrease resulted from lower outstanding debt and lower interest rates. For the first nine months of 1996, the average debt balance was $160.5 million, with an average effective interest rate of 8.8%. For the first nine months of 1995, the average debt balance was $165.7 million, with an average effective interest rate of 9.1%.

NET EARNINGS. Net earnings increased 23.4% to $20.3 million, or 13.2% of net revenue, in the quarter ended September 29, 1996, from $16.5 million, or 12.4% of net revenue, in the quarter ended October 1, 1995. Net earnings increased 11.6% to $55.2 million, or 13.4% of net revenue, in the nine months ended September 29, 1996, from $49.5 million, or 13.6% of net revenue, in the nine months ended October 1, 1995. For the nine months ended September 29, 1996, excluding the aforementioned reorganization charge, net earnings would have increased 13.7% or $7.9 million to $57.4 million, from $49.5 million in the comparable period. These increases are primarily related to increases in revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily upon internally generated funds, trade credit and bank borrowings to finance its operations and expansion and to make periodic distributions to stockholders. At September 29, 1996, the Company had working capital of $86.5 million compared to $57.6 million at December 31, 1995. The $28.9 million increase in working capital was due principally to an $11.0 million increase in inventories and a $22.6 million increase in receivables, partially offset by a $4.7 million increase in income taxes payable. The increase in inventory relates to seasonal requirements and the buildup of initial inventory of the Company's Bare Basics line.

The Company's revolving credit agreement provides for a $100.0 million revolving credit facility which includes a $20.0 million facility for letters of credit. As of September 29, 1996, the Company had $30.0 million in outstanding borrowings under the revolving credit facility and outstanding letters of credit of $8.6 million. As of September 29, 1996, the Company had $61.4 million available for future borrowings under such facility. The revolving credit facility will expire in December 1997. In addition to this revolving credit facility, the Company has a $25.0 million letter of credit facility. As of September 29, 1996, the Company had $8.6 million outstanding under this facility.

After application of net proceeds of the Offering repaying a substantial portion of the S Distribution Notes, approximately $2.0 million of S Distribution Notes remain outstanding at September 29, 1996. The S Distribution Notes bear interest at 8% per annum and mature on January 1, 1997.

Capital expenditures, net of lease incentives granted, totaled $14.7 million in the nine months ended September 29, 1996. The Company estimates that its capital expenditures for fiscal 1996 will be approximately $20.0 million, primarily for the expansion of its retail stores and operations.

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

IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," in March 1995 which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to these assets and certain identifiable intangibles to be disposed of. The Company adopted the provisions of SFAS No. 121 effective April 1, 1996 and has, accordingly, recorded a write-down aggregating $2.4 million in the second quarter of 1996 related to certain operating assets to be disposed of and is included as a component of the $3.6 million Reorganization Charge in the Company's statement of earnings for the nine months ended September 29, 1996. The Company does not anticipate that SFAS No. 121 will have a material impact on its financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of Accounting Principles Board pronouncement 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company has adopted the provisions for pro forma disclosure requirements of SFAS 123 effective January 1, 1996 and will incorporate the required pro forma information in its 1996 report on Form 10-K. The Company anticipates that SFAS 123 will not have a material impact on its financial statements.

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

The union of Needletrades, Industrial & Textile Employees has filed with the National Labor Relations Board several charges alleging that the Company has engaged and is engaging in unfair labor practices within the meaning of the National Labor Relations Act ("NLRB") (Cases 21-CA-31515, 21-CA-31524 and 21-CA-31561). The charges are currently being investigated by the NLRB. Based upon the information available to the Company at this time, the Company does not believe that the outcome of such investigation will have a material adverse effect on the Company's financial condition or results of operations.

Guess is also a party to various other claims, complaints and other legal actions that have arisen in the ordinary course of business from time to time. The Company believes that the outcome of such pending legal proceedings, in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.   Submission of Matters to a Vote of Security Holders

On July 30, 1996, the stockholders of the Company, acting by unanimous written consent, (a) approved and adopted a Restated Certificate of Incorporation and new bylaws of the Company (each of which was filed as an exhibit to the Company's registration statement on Form S-1 (file no. 333-4419)); (b) approved a 32.664669-for-one stock split of each share of Common Stock issued and outstanding at such date; and (c) approved and adopted the Company's 1996 Equity Incentive Plan, 1996 Non-Employee Directors' Stock Option Plan and Annual Incentive Bonus Plan, each in the respective form adopted by the Board of Directors of the Company.

At a joint special meeting of the Company's stockholders and board of directors on August 8, 1996, the stockholders of the Company unanimously approved and adopted the Agreement and Plan of Merger whereby Marciano International, Inc. was merged with and into the Company.

ITEM 6.   Exhibits and Reports on Form 8-K

a)      Exhibits:

Exhibit
 Number                          Description
-------                          -----------
10.1        Employment Agreement between the Registrant and Maurice
            Marciano.

10.2        Employment Agreement between the Registrant and Paul Marciano.

10.3        Employment Agreement between the Registrant and Armand Marciano.

10.14 Registration Rights Agreement among the Registrant and certain stockholders of the Registrant.

10.15 Indemnification Agreement among the Registrant and certain stockholders of the Registrant.

11.0        Computation of Net Earnings Per Share

27.1        Financial Data Schedule

---------------------------------
b)      Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended September 29, 1996.

                             SIGNATURES

Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GUESS ?, INC.


Date:  October 22, 1996                 By:  /s/ Maurice Marciano
                                           ----------------------------------
                                           Maurice Marciano
                                           Chairman of the Board, Chief
                                           Executive Officer and Director
                                           (Principal Executive Officer)


Date:  October 22, 1996                 By:  /s/ Roger Williams
                                           ----------------------------------
                                           Roger Williams
                                           Executive Vice President and Chief
                                           Financial Officer (Principal
                                           Financial Officer)