Form 10-K405
period 1996-12-31
GUESS INC ET AL/CA/
filed 1997-03-31
CIK 912463

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON          1997

                                                        REGISTRATION NO.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996
                         Commission File Number 1-11893

                            ------------------------

                                 GUESS ?, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                      95-3679695
(State or other jurisdiction         (I.R.S. Employer
     of incorporation or              Identification
        organization)                    Number)

                           1444 SOUTH ALAMEDA STREET
                         LOS ANGELES, CALIFORNIA 90021
                                 (213) 765-3100

    (Address, including zip code, and telephone number, including area code)

            Securities registered pursuant to Section 12(b) of the Act:

                                      NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS               WHICH REGISTERED
  Common Stock, par value $.01 per
               share                   New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 21, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $73,616,906.

    As of March 21, 1997, the registrant had 42,898,035 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

   ITEM      DESCRIPTION                                                                                              PAGE
   -----     ----------------------------------------------------------------------------------------------------     -----
                                                            PART I

         1   Business............................................................................................           1

         2   Properties..........................................................................................           8

         3   Legal Proceedings...................................................................................           9

         4   Submission of Matters to a Vote of Security Holders.................................................          10

                                                           PART II

         5   Market for Registrant's Common Equity and Related Stockholder Matters...............................          10

         6   Selected Financial Data.............................................................................          11

         7   Management's Discussion and Analysis of Financial Condition and Results of Operations...............          12

         8   Financial Statements and Supplementary Data.........................................................          19

         9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................          19

                                                           PART III

        10   Directors and Executive Officers of the Registrant..................................................          19

        11   Executive Compensation..............................................................................          19

        12   Security Ownership of Certain Beneficial Owners and Management......................................          19

        13   Certain Relationships and Related Transactions......................................................          19

                                                           PART IV

        14   Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K........................          19

                                     PART I

ITEM 1.  BUSINESS

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

    Various forward-looking statements have been made in this Form 10-K. Forward-looking statements may also be in the registrant's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the registrant through its management may make oral forward-looking statements.

    Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will" or similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of which they are made. The registrant undertakes no obligation to update publicly or revise any forward-looking statements.

    For additional information regarding forward-looking statements, refer to
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

    Guess ?, Inc. (the Company or "Guess"), founded in 1981 by the Marciano brothers, designs, markets, distributes and licenses one of the world's leading lifestyle collections of casual apparel, accessories and related consumer products. The Company's apparel for men and women is marketed under numerous trademarks Guess, Guess ?, Guess U.S.A., Guess Collection and Guess ? and Triangle Design. The lines include full collections of denim and cotton clothing, including jeans, pants, overalls, skirts, dresses, shorts, blouses, shirts, jackets and knitwear. In addition, the Company has granted licenses to manufacture and distribute a broad range of products that complement the Company's apparel lines, including clothing for infants and children, activewear, footwear, eyewear, watches, home products and other fashion accessories. Revenue generated from wholesale and retail operations and from licensing activities, were 52.2%, 38.1% and 9.7%, respectively, of net revenue in 1996. The Company's total net revenue in 1996 was $551.2 million and pro forma net earnings (as described under the Caption "Pro Forma Results of Operations," contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations) were $52.3 million.

    The Company derives its net revenue from the sale of Guess men's and women's apparel worldwide to wholesale customers and distributors, from the sale of Guess men's and women's apparel and its licensees' products through the Company's network of retail and factory outlet stores primarily in the United States and from net royalties from worldwide licensing activities. The following table sets forth the net revenue of the Company through its channels of distribution.

                                                                       YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------
                                                       1996                     1995                     1994
                                              -----------------------  -----------------------  -----------------------
                                                                           (IN THOUSANDS)
Net Revenue:
Wholesale operations........................  $  288,046       52.2%   $  270,931       55.7%   $  358,125       65.4%
Retail operations...........................     209,828       38.1       169,428       34.8       149,337       27.2
  Net revenue from product sales............     497,874       90.3       440,359       90.5       507,462       92.6
Net royalties...............................      53,288        9.7        46,374        9.5        40,350        7.4
                                              ----------      -----    ----------      -----    ----------      -----
    Total net revenue.......................  $  551,162      100.0%   $  486,733      100.0%   $  547,812      100.0%
                                              ----------      -----    ----------      -----    ----------      -----
                                              ----------      -----    ----------      -----    ----------      -----

PRODUCTS

    COMPANY PRODUCTS. The Company's apparel products are organized into two primary categories: men's apparel and women's apparel (including Guess Collection). A major portion of the Company's men's and women's apparel lines consists of basic, recurring styles which the Company believes are less susceptible to fashion obsolescence and are less seasonal in nature than fashion product styles. Basic product styles provide the Company with a base of business that usually carries over from season to season and year to year. Basic products are primarily made of denim and include jeans, skirts, dresses, overalls and shorts in a variety of fits, washes and styles. To take advantage of contemporary trends, the Company complements its basic styles with more fashion-oriented items. Fashion products range in style from contemporary sportswear to casual apparel and include colored denim items, pants, shirts, jackets and knitwear, made of a variety of materials including fine cotton, man-made fabric and leather. A limited number of best-selling fashion items in a collection may be included in one or more subsequent collections, and a select few may be added to the Company's basic styles.

    In 1993, the Company expanded its line of women's apparel to include the Guess Collection, a collection of women's skirts, tops, jackets, blazers and blouses incorporating a sophisticated combination of colors and styles. The Guess Collection was introduced exclusively through Guess stores and, based upon positive consumer reaction, the Company expanded distribution of the Guess Collection to selected better department stores in the 1996 Fall season. The Guess Collection appeals to the contemporary segment of the apparel market and is generally sold in separate selling areas from other Guess denim and casual apparel.

    LICENSED PRODUCTS. The high level of desirability of the Guess brand name among consumers has allowed the Company to selectively expand its product offerings through licensing arrangements. The Company currently has 29 licensees. Sales of licensed products (as reported to the Company by its licensees) have grown from $451.7 million in 1993 to $741.4 million in 1996. The Company's net royalties from such sales including fees from new licensees increased from $28.8 million in 1993 to $53.3 million in 1996. Approximately 45% of the Company's net royalties were derived from its top four licensed product lines in 1996.

DESIGN

    Under the direction of Maurice Marciano, Guess garments are designed by an in-house staff of four design teams (men's, women's, Guess Collection and Guess Europe) located in Los Angeles and Florence, Italy. Guess design teams travel throughout the world in order to monitor fashion trends and discover new fabrics. Fabric shows in Europe, Asia and the United States provide additional opportunities to discover and sample new fabrics. These fabrics, together with the trends uncovered by the Company's designers, serve as the primary source of inspiration for the Company's lines and collections. The Company also maintains a fashion library consisting of antique and contemporary garments as an additional source of creative concepts. In addition, design teams regularly meet with members of the sales, merchandising and retail operations to further refine the Company's products in order to meet the particular needs of the Company's markets.

DOMESTIC WHOLESALE CUSTOMERS

    The Company's domestic wholesale customers consist primarily of better department stores and select upscale specialty stores, which have the image and merchandising expertise that Guess requires for the effective presentation of its products. Leading wholesale customers include Federated Department Stores, Inc., The May Department Stores Company, Dillard Department Stores, Inc. and select upscale specialty stores. During 1996, the Company sold its products directly to over 3,000 retail doors within the United States.

    A key element of the Company's merchandising strategy is the shop-in-shop merchandising format, an exclusive selling area within a department store that presents a full array of Guess products using Guess signage and fixtures. As of December 31, 1996, there were approximately 1,276 shop-in-shops (excluding shop-in-shops installed by licensees) that feature Guess products (other than the Guess Collection) and the Company intends to add approximately 140 and remodel approximately 100 shop-in-shops by the end of 1997. Guess also intends to establish Guess Collection shop-in-shops, in addition to existing shop-in-shops, in selected better department stores beginning in the Spring of 1997.

    Sales representatives are located in the Company's showrooms in New York, Los Angeles, Dallas, Atlanta, Chicago, Hong Kong, Milan and Florence. They coordinate with buyers for the Company's customers to determine the inventory level and product mix that should be carried in each store to maximize retail sell-through and enhance the customers' profit margins. Such inventory level and product mix are then used as the basis for developing sales projections and product needs for each wholesale customer and scheduling production. The merchandisers work with the store to ensure that the Company's products are appropriately displayed.

    Certain of the Company's domestic wholesale customers, including some under common ownership, have accounted for significant portions of the Company's net revenue. During 1996, Bloomingdale's, Macy's and other affiliated stores owned by Federated Department Stores, Inc. together accounted for approximately 8.6% of the Company's net revenue. During the same period, The May Company and Dillard's accounted for approximately 6.7% and 5.9% of the Company's net revenue, respectively.

DOMESTIC RETAIL OPERATIONS

    As of December 31, 1996, the Company's domestic retail operations consisted of 69 retail and 46 factory outlet stores owned and operated directly by Guess in the United States, which principally sell Guess label products. Guess retail stores outside the United States, with the exception of the Company-owned and operated store in Florence, Italy, are owned and operated by the Company's distributors and licensees. See "International Business". Since the beginning of 1993 through December 31, 1996, the Company has opened a total of 41 retail and 31 factory outlet stores and has closed 11 retail and 7 factory outlet stores. The percentage of net revenue generated by the retail network has increased from 29.0% to 42.1% of the Company's net revenue from product sales from 1993 through 1996.

    RETAIL STORES. The Company's 69 domestic retail stores typically range in size from approximately 3,400 to 8,500 square feet. The Company's retail stores carry a full assortment of men's and women's Guess merchandise, including most of its licensed products. The Company intends to continue to locate its stores in regional malls with a smaller number of flagship stores in major cities. During 1996, the Company opened 7 retail stores and plans to open a net of approximately 13 additional retail stores during 1997 (including two closures and two store consolidations).

    FACTORY OUTLET STORES. The Company's 46 domestic factory outlet stores typically range in size from approximately 2,100 to 7,500 square feet and are located in outlet malls and strip centers outside the shopping radius of the Company's wholesale customers and its retail stores. These stores sell selected styles of Guess apparel and licensed products at a discount to value-conscious customers, enabling the Company to effectively control the distribution of its excess inventory, thereby protecting the Guess image. During 1996, the Company opened one, closed one and consolidated one factory store. The Company plans to open an additional three factory outlet stores in 1997.

INTERNATIONAL BUSINESS

    Guess derives net revenue and earnings from outside the United States from three principal sources: (i) sales of Guess brand apparel directly to 12 foreign distributors who distribute such apparel to better department stores, upscale specialty retail stores and Guess-licensed retail stores operated by Guess distributors or licensees, (ii) royalties from licensees who manufacture and distribute Guess brand products outside the United States and (iii) sales of Guess brand apparel by Guess Europe directly to upscale retail stores in Italy (See Licensing Agreements and Terms).

    Since 1991, the Company has been selling its products through distributors and licensees in Asia, the Middle East and Australia. In 1993, the Company opened a design studio, sourcing office, sales office and warehouse in Italy and in 1994 began sourcing, marketing and distributing products directly in Italy and executed a distribution agreement for Spain. More recently, Guess has entered into distribution arrangements in for Belgium, Germany, the Netherlands, Peru, Turkey and the United Kingdom.

    As of December 31, 1996, 234 Guess retail stores were operated internationally, 149 of which were operated by licensees and 85 of which were operated by distributors. The Company's retail store license agreements generally provide detailed guidelines for store fixtures, merchandising and marketing programs and the appearance, merchandising and service standards of these stores are closely monitored to ensure the Guess image is maintained. The Company has been advised by its distributors and licensees that they plan to establish approximately 31 new distributor-operated stores and approximately 20 licensee-operated stores, respectively, in 1997. Guess also owns and operates a flagship Guess retail store located in Florence, Italy.

LICENSING AGREEMENTS AND TERMS

    The Company's manufacturing license agreements customarily provide for a three to five year initial term with a possible option to renew prior to expiration for an additional multi-year period. In addition to licensing products which complement the Company's apparel products, Guess has granted licenses for the manufacture and sale of Guess branded products similar to the Company's, including men's and women's denim and knitwear, in markets such as Canada, Argentina, Mexico, the Philippines, South Korea, Brazil and Japan. Licenses granted to certain licensees which have produced high-quality products and otherwise have demonstrated exceptional operating performance, such as Guess Watches and Guess Eyewear, have been renewed and in some cases expanded to include new products or markets. The typical license agreement requires that the licensee pay the Company the greater of a royalty based on a percentage of the licensee's net sales of licensed products or a guaranteed minimum royalty that typically increases over the term of the license agreement. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products. In addition, certain licensees are required to contribute toward the protection of the Company's trademarks within the territories granted to such licensees, thereby assisting Guess in its efforts to prevent counterfeiting and other trademark infringement in such countries.

    The Company's Licensing Department strictly monitors product design, development, merchandising and marketing. All Guess brand products, advertising, promotional and packaging materials must be approved in advance by Guess. The Licensing Department meets regularly with licensees to ensure consistency with Guess's overall marketing, merchandising and design strategies, and to ensure uniformity and quality control.

    In addition to the retail stores operated outside of the United States as mentioned above in the section "International Business", Guess licensees operate 50 retail stores in the United States.

    In March 1997, the Company signed a letter of intent to form a joint venture in Europe with the Fingen Group, a leading European apparel manufacturer and distributor owned by the Fratini family. The new joint venture, Maco Apparel S.r.1., will enter into a licensing agreement with the Company for the manufacture and sale of its jeanswear lines throughout Europe and will purchase certain of the Company's operations in Italy. Maco Apparel S.r.1. will produce a full collection of casual lifestyle jeanswear apparel, including men's and women's jeans. The Company will continue to design the collections to be sold in the European market. This transaction is expected to close during the summer of 1997.

ADVERTISING, PUBLIC RELATIONS AND MARKETING

    The Company's advertising, public relations and marketing strategy is to promote a consistent high impact image which endures regardless of changing consumer trends. Since the Company's inception, Paul Marciano has had principal responsibility for the Guess brand image and creative vision. All worldwide advertising and promotional material is controlled through the Company's Advertising Department based in Los Angeles, while Guess Public Relations and Special Events are based in New York. Guess Jeans, Guess U.S.A. and Guess Inc. images have been showcased in international print campaigns in dozens of major magazines, on billboards, bus shelters and telephone kiosks, on television and most recently in movie theaters throughout the United States.

    ADVERTISING. The Company's advertising strategy is designed to promote the Guess image rather than focus on specific products. The Company's distinctive black and white print advertisements have garnered prestigious awards, including Clio, Belding and Mobius awards for creativity and excellence. Such awards, which the Company has received on numerous occasions, are generally awarded on the basis of the judgment of prominent members of the advertising industry. Guess has maintained a high degree of consistency in its advertisements, using similar themes and images. The Company requires its licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of Guess products, respectively, in advertising, promotion and marketing. During 1996, the Company's advertising expenditures, together with amounts spent by its licensees and distributors (as reported to the Company by such licensees and distributors), exceeded $50 million.

    The Company's in-house Advertising Department is responsible for media placement of all advertising worldwide, including that of its licensees and distributors. The Company uses a variety of media, primarily black and white print and outdoor advertising, in various countries. The Company has focused advertisement placement in national and international contemporary fashion/beauty and lifestyle magazines including Vogue, Glamour, Vanity Fair, Harpers Bazaar, Elle, W and Details. By retaining control over its advertising programs, the Company is able to maintain the integrity of the Guess brand image while realizing substantial cost savings compared to the use of outside agencies.

    PUBLIC RELATIONS. The Company's Public Relations Department is responsible for communicating the Guess image to the public and news media worldwide. The Public Relations Department also coordinates local publicity and special events programs for the Company and its licensees, including in-store Guess model and celebrity appearances and fashion shows.

    MARKETING. The Company utilizes various additional marketing tools such as corporate mailers, videos, newsletters, special events and a toll free Guess number to assist customers worldwide in finding Guess retail locations. The Company also produces 200,000 copies of the Guess Journal, a full color, oversized semi-annual magazine available in retail stores worldwide or through the Guess mailing list. The Guess Journal features trends in the arts, travel destinations, candid celebrity profiles, philanthropic events and Guess product information. Additionally, the Company recently completed a comprehensive market research effort to better understand its various target consumer segments. Key findings from this research effort are expected to help the Company develop more strategically focused programs to effectively and efficiently reach target consumers while strengthening the equity in the Guess brand name.

    The Company further strengthens communications with customers through the World of Guess, the Company's Internet site on the World Wide Web (http://www.guess.com). This global medium enables the Company to provide timely information in an entertaining fashion to consumers on the Company's history, Guess products and store locations and allows the Company to receive and respond directly to customer feedback.

SOURCING AND PRODUCT DEVELOPMENT

    The Company sources products through numerous suppliers, many of whom have established relationships with the Company. The Company seeks to achieve the most efficient means for the timely delivery of its high quality products. The Company's fabric specialists work with fabric mills in the United States, Europe and Asia to develop woven and knitted fabrics that enhance the products' comfort, design and appearance. For a substantial portion of the Company's apparel products, fabric purchases take place generally four to five months prior to the corresponding selling season. Apparel production (cut, manufacture and trim) for fashion products generally begins after the Company has received customer orders. Delivery of wholesale fashion products to customers occurs approximately 90 to 120 days after receipt of customers' orders. Delivery of certain basic products are generally done through the Company's Quick Response EDI (Electronic Data Interchange) replenishment system which ensures shipment of such products generally within 48 hours of receipt of customer orders.

    The Company engages both domestic and foreign contractors for the production of its products. During 1996, the Company purchased approximately 63% of its raw materials, labor and finished goods in the United States, 20% in Hong Kong, Taiwan, South Korea and other Asian countries and 17% elsewhere. In recent years, Guess has been increasing its sourcing of fabrics and production outside the United States. The production and sourcing staffs in Los Angeles and Italy oversee all aspects of fabric acquisition, apparel manufacturing, quality control and production, as well as researching and developing new sources of supply. The Company operates product sourcing and quality control offices in Los Angeles, Hong Kong and Florence.

    The Company does not own any production equipment other than cutting, silkscreen and embroidery machinery. The Company's apparel products are produced for the Company by approximately 100 different contractors. None of the contractors engaged by the Company has accounted for more than 15% of the Company's total production. The Company has long-term relationships with many of its contractors, although it does not have long-term written agreements with them. The Company uses a variety of raw materials, principally consisting of woven denim, woven cotton and knitted fabrics and yarns. The Company must make commitments for a significant portion of its fabric purchases well in advance of sales, although the Company's risk is reduced because a substantial portion of the Company's products (approximately 40% in 1996) are sewn in basic denim.

QUALITY CONTROL

    The Company's quality control program is designed to ensure that products meet the Company's high quality standards. The Company monitors the quality of its fabrics prior to the production of garments and inspects prototypes of each product before production runs are commenced. The Company also performs random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in the Company's distribution centers. The Company believes that its policy of inspecting its products at its distribution centers and at the contractors' facilities is important in maintaining the quality and reputation of its products. The Company also conducts inspections on all licensed products.

WAREHOUSE AND DISTRIBUTION CENTERS

    The Company utilizes distribution centers at three strategically located sites. Two of the distribution centers are operated by the Company and one is operated by an independent contractor. Distribution of the Company's products in the United States is centralized in the Los Angeles facility operated by the Company. The Company also operates a distribution center in Florence to service Europe (See note 16 "Subsequent Event" to the Company's consolidated financial statements). Additionally, the Company utilizes a contract warehouse in Hong Kong that services the Pacific Rim.

    In order to ensure that each of its retail customers receives merchandise in satisfactory condition, substantially all Company products are processed through one of the Company's distribution centers before delivery to the retail customer. Each customer is assigned to one of the Company's distribution centers, depending on the customer's location.

    At its distribution center in Los Angeles, the Company has also developed a fully integrated and automated distribution system. The bar code scanning of merchandise, picking tickets and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to the distribution information systems.

COMPETITION

    The apparel industry is highly competitive and fragmented, and is subject to rapidly changing consumer demands and preferences. The Company believes that its success depends in large part upon its ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the Guess image. Guess competes with numerous apparel manufacturers and distributors and several well-known designers which have recently entered or re-entered the designer denim market. The Company's retail and factory outlet stores face competition from other retailers, including some of the Company's major wholesale customers. The Company's licensed apparel and accessories also compete with a substantial number of designer and non-designer lines and various other well-known brands. Many of the Company's competitors have greater financial resources than Guess. Although the level and nature of competition differ among its product categories, Guess believes that it competes on the basis of its brand image, quality of design, workmanship and product assortment.

TRADEMARKS

    The Company's owns numerous trademarks including Guess ?, Guess, Guess ? and Triangle Design, Baby Guess, Guess Kids, Guess U.S.A. and Guess Collection. As of December 31, 1996, the Company had more than 1,500 U.S. and international registered trademarks or trademark applications pending with the trademark offices of the United States and over 137 countries around the world. From time to time, the Company adopts new trademarks in connection with the marketing of new product lines. The Company considers its trademarks to have significant value in the marketing of its products and has acts aggressively to register and protect its trademarks worldwide.

    Like many well-known brands, the Company's trademarks are subject to infringement. Guess has a staff devoted to the monitoring and aggressive protection of its trademarks worldwide.

WHOLESALE BACKLOG

    The Company maintains a model stock program in its basic denim products under which Guess can replenish a customer's inventory generally within 48 hours. Guess generally receives orders for its fashion apparel 90 to 120 days prior to the time the products are delivered to stores. As of March 16, 1997, the Company had unfilled wholesale orders, consisting primarily of orders for fashion apparel, of approximately $83.0 million, compared to $64.0 million of such orders as of March 17, 1996. Guess expects to fill substantially all of these orders in 1997. The backlog of wholesale orders at any given time is affected by a number of factors, including seasonality and the scheduling of manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

EMPLOYEES

    Guess believes that its employees ("associates") are one of its most valuable resources. As of December 31, 1996, there were approximately 3,000 associates. Total associates include approximately 1,200 in wholesale operations and approximately 1,800 in retail operations.

    Guess is not a party to any labor agreements and none of its associates is represented by a labor union. The Company considers its relationship with its associates to be good and has not experienced any interruption of its operations due to labor disputes. In addition, the Company was among the first in the apparel industry to implement a program to monitor the compliance of subcontractors with Federal minimum wage and overtime pay requirements. See "Item 3. Litigation".

ENVIRONMENTAL MATTERS

    The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage and disposal of solid and hazardous wastes) or
(ii) impose liability for the costs of clean up or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. Certain of the Company's operations routinely involve the handling of chemicals and wastes, some of which are or may become regulated as hazardous substances. The Company has not incurred, and does not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, the Company believes that its environmental obligations will not have a material adverse effect on its financial condition or results of operations.

ITEM 2.  PROPERTIES

    Certain information concerning Guess's principal facilities, all of which are leased, is set forth below:

                                                                                                      APPROXIMATE
                                                                                                        AREA IN
           LOCATION                                              USE                                  SQUARE FEET
-------------------------------  -------------------------------------------------------------------  ------------
1444 South Alameda Street        Principal executive and administrative offices, design facilities,       514,000
Los Angeles, California            sales offices, distribution and warehouse facilities, production control, sourcing

1385 Broadway                    Administrative offices, public relations, showrooms                       47,700
119 W. 40th Street
New York, New York

Kowloon, Hong Kong               Distribution, showrooms, licensing coordination control                    3,000

Milan, Italy                     Showrooms                                                                  1,800

Florence, Italy                  Administrative offices, design facilities, production control,            17,200
                                   sourcing, retail distribution and warehouse facility

    The Company's corporate, wholesale and retail headquarters and its production, warehousing and distribution facilities are located in Los Angeles, California and consist of seven adjacent buildings totaling approximately 514,000 square feet. Certain of these facilities are leased from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano, Paul Marciano and Armand Marciano and their families (the "Principal Stockholders") pursuant to leases that expire in July 2008. The total lease payments to these limited partnerships are $218,000 per month with aggregate minimum lease commitments to these partnerships at December 31, 1996 totaling approximately $31.1 million. See "Item 13. Certain Relationships and Related Transactions."

    In addition, Guess leases its showrooms, advertising, licensing, sales and merchandising offices, remote warehousing facility and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through January 2012. These facilities are located principally in the United States, with aggregate minimum lease commitments, at December 31, 1996, totaling approximately $169.7 million.

    The current terms of the Company's store leases, including renewal options, expire as follows:

YEARS LEASE TERMS EXPIRE                                                                  NUMBER OF STORES
--------------------------------------------------------------------------------------  ---------------------
1996-1998.............................................................................                5
1999-2001.............................................................................                8
2002-2004.............................................................................               47
2005-2007.............................................................................               54
Thereafter............................................................................                2

    Guess believes that its existing facilities are well maintained, in good operating condition and are adequate to support its present level of operations. See "Item 13. Certain Relationships and Related Transactions." See Notes 8 and 9 of Notes to Financial Statements for further information regarding current lease obligations.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

    On August 7, 1996, a class action complaint naming the Company and certain of its independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, styled as Brenda Figueroa et. al. v. Guess ?, Inc. et. al. (Dist. Ct. Case No. 96-5484HLH(JGx)) (the "Federal Case"). The complaint, which sought damages and injunctive relief, alleged, among other things, that the defendants' practices with respect to the employees of such independent contractors have violated various federal and state labor laws and regulations. Certain components of the complaint have been remanded to state court (LASC Case No. BC 155 165) (the "State Case"), resulting in two litigation cases. In the Federal Case, plaintiffs claim that the Company's independent contractors violated the Federal Fair Labor Standards Act ("FLSA") by failing to pay minimum wage and overtime in accordance with the FLSA. In the State Case, also a purported class action, plaintiffs assert claims for violation of state wage and hour laws, wrongful discharge, breach of contract, and certain counts of negligence arising out of the Company's relationship with its independent contractors and actions taken by the Company's independent contractors with respect to the employees of such independent contractors. In the State Action, plaintiffs allege that the Company breached its agreement with the United States Department of Labor regarding the monitoring of its independent contractors. In both actions, plaintiffs contend that the Company is liable for its contractors' violations because it is a "joint employer" with its independent contractors. The trial in the Federal Case is currently set for December 1997.

    The Union of Needletrades, Industrial & Textile Employees ("UNITE") has filed with the National Labor Relations Board ("NLRB") several charges that the Company has engaged and is engaging in unfair labor practices within the meaning of the National Labor Relations Act. In cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648, UNITE has alleged that the senior management of the Company unlawfully discharged certain employees because of certain union activities and unlawfully threatened and coerced employees in the exercise of their rights under Section 7 of the National Labor Relations Act. In an agreement with the NLRB, the Company agreed to reinstate all of the employees allegedly unlawfully discharged because of their union activities and agreed to pay them back pay which aggregates appoximately $70,000. The settlement also provides for the posting of a notice for 60 days at the Company stating that the matter has been settled and that the Company agrees to comply with the National Labor Relations Act. The notice has a non-admission clause concerning liability. Prior to the payment of the back wages,

UNITE filed an additional unfair labor practice charge with the NLRB (No. 21-CA-31807). In this charge, the union alleges that the Company has unlawfully threatend to move its production to Mexico and elsewhere outside the United States thus unlawfully interfering with the organizing campaign at the Company's headquarters, and has unlawfully ceased doing business with independent contractors at which ongoing union organizing campaigns are being conducted. This charge also alleges that the Company has violated the settlement agreement in cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648 by making such threats. Charge No. 21-CA-31807 is currently under investigation by the NLRB. Pending a decision by the NLRB regarding the allegation that the Company breached the settlement agreement reached in cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648, the Company has withheld paying the approximately $70,000 in back wages agreed to in its above described settlement with the NLRB and has not posted notice of the settlement agreement. The subject employees, however, have been reinstated and continue to be employed by the Company. In a separate action (No. 31-CA-22380), UNITE is seeking fees and costs for having to defend certain causes of actions filed against UNITE by Guess. The Company believes that the outcome of one or more of these cases could have a material adverse effect on the Company's financial condition and results of operations.

    Guess is also a party to various other claims, complaints and other legal actions that have arisen i n the ordinary course of business from time to time. The Company believes that the outcome of such pending legal proceedings, in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Since August 8, 1996, the Company's common stock has been listed on the New York Stock Exchange under the symbol 'GES'. The following table sets forth, for the periods indicated, the high and low sales prices of the Company's common stock, as reported on the New York Stock Exchange Composite Tape.

YEAR ENDED DECEMBER 31, 1996                                                             HIGH        LOW
-------------------------------------------------------------------------------------  ---------  ---------
Third Quarter (from August 8, 1996)..................................................     18 1/4     13 1/4
Fourth Quarter.......................................................................     14 3/8     11 5/8

YEAR ENDED DECEMBER 31, 1997                                                               HIGH         LOW
---------------------------------------------------------------------------------------  ---------     -----
First Quarter through March 21, 1997...................................................     14 5/8          10

    On March 21, 1997, the closing sales price per share of the Company's common stock as reported on the New York Stock Exchange Composite Tape was 10 5/8. On March 19, 1997, there were 231 holders of record of the Company's common stock.

DIVIDEND POLICY

    The Company intends to use its cash flow from operations in 1997 principally to finance the expansion of its retail stores and operations. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The agreement governing the Company's revolving credit facility and the indenture pursuant to which the Senior Subordinated Notes were issued restrict the payment of dividends by the Company.

    Since its initial public offering on August 8, 1996, the Company has not declared any dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth below have been derived from the audited consolidated financial statements of the Company and the related notes thereto. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes included in Item 14 herein, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1996        1995        1994        1993        1992
                                                       ----------  ----------  ----------  ----------  ----------
                                                                             (IN THOUSANDS)
STATEMENT OF EARNINGS DATA:
Net revenue
  Product sales(1)...................................  $  497,874  $  440,359  $  507,462  $  491,444  $  491,978
  Net royalties......................................      53,288      46,374      40,350      28,780      20,788
    Total net revenue................................     551,162     486,733     547,812     520,224     512,766
Cost of sales........................................     298,631     262,142     291,989     260,409     274,920
Gross profit(2)......................................     252,531     224,591     255,823     259,815     237,846
Selling, general and administrative expenses.........     150,877     141,663     138,016     145,351     127,873
Reorganization charge(3).............................       3,559      --          --          --          --
    Earnings from operations.........................      98,095      82,928     117,807     114,464     109,973
Non-operating income (expense).......................        (989)       (157)        322       2,552       2,413
Interest, net........................................     (14,539)    (15,957)    (16,948)    (11,735)     (1,162)
                                                       ----------  ----------  ----------  ----------  ----------
    Earnings before income taxes.....................      82,567      66,814     101,181     105,281     111,224
Income taxes.........................................      15,826       2,895       3,540       1,810       2,856
                                                       ----------  ----------  ----------  ----------  ----------
    Net earnings.....................................  $   66,741  $   63,919  $   97,641  $  103,471  $  108,368
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
SUPPLEMENTAL STATEMENT OF EARNINGS DATA(4)
Earnings before income taxes.........................  $   82,567  $   66,814  $  101,181  $  105,281  $  111,224
Income taxes.........................................      33,241      26,726      40,472      42,112      44,490
                                                       ----------  ----------  ----------  ----------  ----------
    Net earnings.....................................  $   49,326  $   40,088  $   60,709  $   63,169  $   66,734
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

Net earnings per share(5)............................  $     1.18  $      .96
Weighted average common shares
  outstanding(5).....................................      41,906      41,675

                                                                           AS OF DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1996        1995        1994        1993        1992
                                                       ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
Working capital......................................  $   76,821  $   57,572  $   83,127  $   74,094  $  114,732
Total assets.........................................     239,306     202,635     207,696     181,017     226,824
Notes payable and long-term debt.....................     127,316     123,335     156,495     189,414       8,548
Net stockholders' equity (deficiency)(6).............      34,928      10,997         373     (50,284)    167,390

------------------------

(1) Includes net revenue from (i) sales to discontinued wholesale accounts that did not meet the Company's merchandising standards of $.4 million, $3.8 million, $32.9 million, $51.1 million and $42.3 million for 1996, 1995, 1994, 1993 and 1992, respectively, and (ii) wholesale sales of discontinued product lines of $.3 million, $1.7 million, $5.3 million, $31.7 million and $82.6 million for 1996, 1995, 1994, 1993 and 1992, respectively.

(2) Certain reclassifications have been made for the periods 1992 through 1995 to conform to the 1996 presentation.

(3) In connection with the IPO, the Company recorded, during the second quarter of 1996, a reorganization charge for certain non recurring charges related to the write down of operating assets to be disposed of aggregating $3.6 million ($2.1 million on an after tax basis) relating to (i) the disposal of two remote warehouse and production facilities, resulting in a net book loss of $2.4 million and (ii) a net book loss of $1.2 million related to the disposal of one of the Company's aircraft.

(4) Reflects adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation. Prior to the Company's Initial Public Offering ("IPO") in August 1996, the Company had elected to be taxed as an S corporation for Federal Income tax purposes. In certain states, the Company was taxed as an S corporation; in other states, the Company was taxed as a C corporation. Effective January 1, 1991, the Company elected to be treated as an S corporation for California tax purposes. As a result of the Company's IPO, all S corporation elections were terminated.

(5) 1995 reflects 32,681,819 shares of Common Stock outstanding prior to the IPO and the assumed issuance of 8,993,000 shares of Common Stock at the initial public offering price ($18.00 per share) to generate sufficient cash to pay a distribution of retained earnings to its then existing shareholders as part of the termination of its S corporation status in an amount equal to retained earnings as of December 31, 1995.

    1996 reflects (i) 32,681,819 shares of Common Stock outstanding prior to the IPO and the assumed issuance of 8,730,000 shares of Common Stock at the initial public offering price ($18.00 per share) to generate sufficient cash to pay a distribution of retained earnings to its then existing shareholders as part of the termination of its S corporation status in an amount equal to retained earnings as of the IPO date and (ii) an average of 42,682,000 shares outstanding subsequent to the IPO, representing the actual shares outstanding.

(6) Stockholders' deficiency in 1993 resulted from the Company's repurchase of certain of the common stock owned by a former stockholder for $203.5 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    The Company derives its net revenue from the sale of Guess men's and women's apparel worldwide to wholesale customers and distributors, from the sale of Guess men's and women's apparel and its licensees' products through the Company's network of retail and factory outlet stores primarily in the United States and from net royalties from worldwide licensing activities.

PRO FORMA RESULTS OF OPERATIONS

    The following table sets forth pro forma operating results for the periods indicated. Pro forma operating results reflect adjustments to historical operating results for (i) the elimination of salaries and bonuses paid to Maurice, Paul and Armand Marciano ("the Principal Executive Officers") in excess of an aggregate of $4.9 million per year (the estimated aggregate salaries and bonuses to be paid to the Principal Executive Officers under their respective employment agreements which became effective concurrently with the consummation of the IPO), resulting in a decrease in compensation expense of $3.5 million, $2.4 million and $3.3 million for 1996, 1995 and 1994, respectively, (ii) the decrease in depreciation and operating costs of $1.2 million, $2.6 million and $3.0 million for 1996, 1995 and 1994, respectively, associated with an aircraft owned by the Company, which aircraft was sold in contemplation of the IPO, (iii) the elimination of the minority interest in Guess Europe, B.V. ("GEBV") and Guess Italia, S.r.1. ("Guess Italia") through the merger of Marciano International with and into the Company in connection with the IPO, resulting in the inclusion in net earnings of $323,000, $274,000 and $280,000 for 1996, 1995 and 1994, respectively, which amounts had previously been recorded as minority interest and (iv) adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation throughout the periods presented.

                                                                          YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------
                                                                        1996        1995        1994
                                                                     ----------  ----------  ----------
                                                                               (IN THOUSANDS)
Net revenue:
  Product sales....................................................  $  497,874  $  440,359  $  507,462
  Net royalties....................................................      53,288      46,374      40,350
                                                                     ----------  ----------  ----------
    Total net revenue..............................................     551,162     486,733     547,812
Cost of sales......................................................     298,631     262,142     291,989
                                                                     ----------  ----------  ----------
Gross profit.......................................................     252,531     224,591     255,823
Selling, general and administrative expenses.......................     146,186     136,606     131,711
                                                                     ----------  ----------  ----------
  Earnings from operations before reorganization charge............     106,345      87,985     124,112
Reorganization charge..............................................       3,559      --          --
                                                                     ----------  ----------  ----------
  Earnings from operations after reorganization charge.............     102,786      87,985     124,112
Interest expense, net..............................................     (14,539)    (15,957)    (16,948)
Non-operating income (expense), net................................        (666)        117          42
                                                                     ----------  ----------  ----------
  Earnings before income taxes.....................................      87,581      72,145     107,206
Pro forma income taxes.............................................      35,257      28,858      42,882
  Pro forma net earnings...........................................  $   52,324  $   43,287  $   64,324
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------

    The following table sets forth pro forma operating results as a percentage of net revenue for the periods indicated.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1996       1995       1994
                                                                                 ---------  ---------  ---------
Net revenue:
  Product sales................................................................       90.3%      90.5%      92.6%
  Net royalties................................................................        9.7        9.5        7.4
                                                                                 ---------  ---------  ---------
  Total net revenue............................................................      100.0      100.0      100.0
Cost of sales..................................................................       54.2       53.9       53.3
                                                                                 ---------  ---------  ---------
Gross profit...................................................................       45.8       46.1       46.7
Selling, general and administrative expenses...................................       26.5       28.0       24.0
                                                                                 ---------  ---------  ---------
  Earnings from operations before reorganization charge........................       19.3       18.1       22.7
Reorganization charge..........................................................        0.6     --         --
                                                                                 ---------  ---------  ---------
  Earnings from operations after reorganization charge.........................       18.6       18.1       22.7
Interest expense, net..........................................................       (2.6)      (3.3)      (3.1)
Non-operating income, net......................................................       (0.1)       0.0        0.0
                                                                                 ---------  ---------  ---------
  Earnings before income taxes.................................................       15.9       14.8       19.6
Pro forma income taxes.........................................................        6.4        5.9        7.9
                                                                                 ---------  ---------  ---------
    Pro forma net earnings.....................................................        9.5%       8.9%      11.7%
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

    NET REVENUE. Net revenue increased $64.5 million or 13.2% to $551.2 million in the year ended December 31, 1996 from $486.7 million in the year ended December 31, 1995. Net revenue from wholesale operations increased $17.2 million or 6.3% to $288.1 million from $270.9 million, due principally to an increase in sales outside the United States of $31.5 million, partially offset by a $14.3 million decline in domestic wholesale sales. The Company's domestic net sales declined primarily as a result of increased competition in branded basic denim apparel. Net revenue from retail operations increased $40.4 million or 23.8% to $209.8 million from $169.4 million, primarily attributable to an increase of 9.3% in comparable store net revenue and from volume generated by new store openings. The increase in comparable store net revenue was primarily attributable to a more favorable merchandise mix and the implementation of improved inventory management systems. Net royalties increased 14.9% in the year ended December 31, 1996 to $53.3 million from $46.4 million in the year ended December 31, 1995. Net revenue from international operations comprised 12.1% and 6.9% of the Company's net revenue during 1996 and 1995, respectively.

    GROSS PROFIT. Gross profit increased 12.4% to $252.5 million in the year ended December 31, 1996 from $224.6 million in the year ended December 31, 1995. The increase in gross profit resulted from increased net royalties, as well as increased net revenue from product sales. Gross profit from product sales increased 11.8% to $199.2 million in the year ended December 31, 1996 from $178.2 million in the year ended December 31, 1995. Gross profit as a percentage of net revenue decreased to 45.8% in the year ended December 31, 1996 as compared to 46.1% in the year ended December 31, 1995. Gross profit from product sales as a percentage of net revenue from product sales decreased to 40.0% in the year ended December 31, 1996 as compared to 40.5% in the year ended December 31, 1995, which included a provision of $3.9 million for store closing expenses. Without this provision, gross profit from product sales as a percentage of net revenue from product sales would have decreased to 40.0% from 41.4%. The decline was primarily the result of the growth in net revenue derived from international operations which generally carry lower gross profit margins, increased occupancy costs associated with stores opened in 1995 and lower gross margin rates experienced in the Retail Division resulting from an increase of employee sales at lower gross margins.

    SG&A EXPENSES. Selling, general and administrative ("SG&A") expenses increased 6.5% in the year ended December 31, 1996 to $150.9 million, or 27.4% of net revenue, from $141.7 million, or 29.1% of net revenue, in the year ended December 31, 1995. On a pro forma basis, SG&A expenses would have increased 7.0% in the year ended December 31, 1996 to $146.2 million, or 26.5% of net revenue, from $136.6 million, or 28.1% of net revenue, in the year ended December 31, 1995. The increase in SG&A expense was primarily the result of increased store expenses related to the expansion of the retail operation, increased administrative expenses related to the expansion of the international operations and a non-recurring executive bonus of $1.0 million. The decrease in SG&A expenses as a percentage of net revenue was the result of fixed expenses being spread over a larger revenue base in the 1996 period.

    EARNINGS FROM OPERATIONS BEFORE REORGANIZATION CHARGE. Earnings from operations, before the Reorganization Charge described below, increased 22.6% to $101.7 million, or 18.4% of net revenue in the year ended December 31, 1996, from $82.9 million, or 17.0% of net revenue, in the year ended December 31, 1995. On a pro forma basis, earnings from operations before the Reorganization Charge would have increased 20.9% in the year ended December 31, 1996 to $106.3 million, or 19.3% of net revenue, from $88.0 million, or 18.1% of net revenue, in the year ended December 31, 1995. This increase resulted primarily from the increase in net revenue.

    REORGANIZATION CHARGE. In anticipation of the IPO, in the second quarter of 1996, the Company recorded reserves for certain non-recurring charges related to the write-downs of operating assets to be disposed of $3.6 million for: (i) disposal of two remote warehouse and production facilities resulting in a net book loss of $2.4 million, and (ii) the net book loss of $1.2 million incurred by the Company in connection with the sale of one of its aircraft. The above charges are based upon the book value of the related assets as of June 30, 1996. The Company intends to relocate the warehouse and production operations located at the remote facilities to its central facility in Los Angeles in an effort to centralize its operations and improve operating efficiencies.

    EARNINGS FROM OPERATIONS AFTER REORGANIZATION CHARGE. Earnings from operations, including the Reorganization Charge described above, increased 18.3% to $98.1 million, or 17.8% of net revenue in the year ended December 31, 1996, from $82.9 million, or 17.0% of net revenue, in the year ended December 31, 1995. On a pro forma basis, earnings from operations including the Reorganization Charge would have increased 16.8% in the year ended December 31, 1996 to $102.8 million, or 18.6% of net revenue, from $88.0 million, or 18.1% of net revenue, in the year ended December 31, 1995. This increase resulted primarily from the increase in net revenue.

    INTEREST EXPENSE, NET. Net interest expense decreased 8.9% to $14.5 million in the year ended December 31, 1996 from $16.0 million in the year ended December 31, 1995. This decrease resulted primarily from lower outstanding debt, as well as lower interest rates. For the year ended December 31, 1996, the average debt balance was $144.4 million, with an average effective interest rate of 9.4%. For the year ended December 31, 1995, the average debt balance was $156.6 million, with an average effective interest rate of 9.6%.

    INCOME TAXES. Prior to the IPO, for Federal and certain state income tax purposes, the Company elected to be treated as an S corporation and therefore generally was not subject to income tax on its earnings. The Company's income taxes, which represent state income taxes and foreign taxes, plus Federal taxes after the IPO, were $15.8 million and $2.9 million in the years ended December 31, 1996 and December 31, 1995, respectively. The Company's S corporation status was terminated in connection with the IPO and, therefore, the Company is now fully subject to Federal, state and foreign income taxes. On a pro forma basis, income taxes would have been $35.3 million and $28.9 million in the years ended December 31, 1996 and December 31, 1995, respectively.

    NET EARNINGS. Net earnings increased to $66.7 million in the year ended December 31, 1996, from $63.9 million in the year ended December 31, 1995. On a pro forma basis, net earnings would have increased to $52.3 million in the year ended December 31, 1996, from $43.3 million in the year ended December 31, 1995. Excluding the Reorganization Charge, pro forma net earnings would have increased by 25.8% to $54.4 million, or 9.9% of net revenue, in the year ended December 31, 1996 from $43.3 million, or 8.9% of net revenue, in the year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    NET REVENUE. Net revenue decreased $61.1 million or 11.1% to $486.7 million in 1995 from $547.8 million in 1994. Net revenue from wholesale operations decreased $87.2 million to $270.9 million from $358.1 million, including a $29.1 million decline due to closing certain accounts, and a $3.6 million decline due to the licensing out of certain apparel lines. Excluding these items, net revenue from wholesale operations would have decreased $54.5 million. The principal reasons for the decrease were a $49.3 million decline in domestic sales of men's and women's apparel and a $15.5 million decrease in off-price revenue (which represents net revenue from the liquidation of discontinued merchandise which carries lower margins), partially offset by increased sales outside the United States to international distributors of $10.3 million. The Company's domestic net sales declined during this period as a result of increased competition in branded denim apparel, the sluggish retail environment, the consolidation taking place among department store retailers and financial difficulties experienced by certain of the Company's wholesale customers. Net revenue from retail operations increased $20.1 million to $169.4 million from $149.3 million. This net increase reflects a 39.6% increase in Guess retail store net revenue primarily resulting from new store openings, somewhat offset by a 7.4% decline in comparable store net revenue, primarily attributable to the continued sluggish market conditions affecting the factory outlet stores. Net royalties increased 14.9% in 1995 to $46.4 million from $40.4 million in 1994. This increase was attributable to the continued growth in existing licensees' businesses as well as the addition of new licensees. Revenue from international operations (including net royalties from international licensees) comprised 6.9% and 3.7% of the Company's net revenue during 1995 and 1994, respectively.

    GROSS PROFIT. Gross profit decreased 12.2% to $224.6 million in 1995 from $255.8 million in 1994. Gross profit as a percentage of net revenue decreased to 46.1% in 1995 from 46.7% in 1994. The decrease in gross profit was attributable to a $67.1 million decrease in net revenue from product sales, partially offset by a $6.0 million increase in net royalties. Gross profit from product sales decreased 17.3% to $178.2 million in 1995 from $215.5 million in 1994. During the second half of 1995, the Company recorded a provision of $3.9 million for anticipated store closing expenses. Without the $3.9 million store closure provision, gross margin would have been 46.9% of net revenue in 1995 as compared with 46.7% of net revenue in 1994, respectively.

    SG&A EXPENSES. SG&A expenses increased 2.6% to $141.7 million, or 29.1% of net revenue, in 1995, from $138.0 million, or 25.2% of net revenue, in 1994. On a pro forma basis, SG&A expenses would have increased 3.7% in 1995 to $136.6 million, or 28.0% of net revenue, from $131.7 million, or 24.0% of net revenue, in 1994. This increase was primarily the result of the continued expansion of the retail division, an increase in advertising expenses and increased expenses relating to the installation and remodeling of twice as many shop-in-shops as were installed or remodeled in 1994. These increases were partially offset by reduced expenses resulting from cost containment efforts. The increase in SG&A expenses as a percentage of net revenue was the result of the above mentioned advertising and shop-in-shop expenditures and fixed expenses being spread over a smaller revenue base during the 1995 period.

    EARNINGS FROM OPERATIONS. Earnings from operations decreased 29.6% to $82.9 million, or 17.0% of net revenue in 1995, from $117.8 million, or 21.5% of net revenue, in 1994. On a pro forma basis, earnings from operations would have decreased 29.1% in 1995 to $88.0 million, or 18.1% of net revenue, from $124.1 million, or 22.7% of net revenue, in 1994. This decline primarily resulted from a decrease in net revenue, which was partially offset by higher net royalty income.

    INTEREST EXPENSE, NET. Net interest expense decreased 5.8% to $16.0 million for 1995 from $16.9 million in 1994. This decrease resulted from lower debt in 1995 which more than offset the effect of higher interest rates. For 1995, the average debt balance was $156.6 million, with an average effective interest rate of 9.6%. For 1994, the average debt balance was $182.9 million, with an average effective interest rate of 8.6%.

    INCOME TAXES. Income taxes were $2.9 million and $3.5 million in 1995 and 1994, respectively. On a pro forma basis, income taxes would have been $28.9 million and $42.9 million in 1995 and 1994, respectively.

    NET EARNINGS. Net earnings decreased 34.5% to $63.9 million, or 13.1% of net revenue, in 1995, from $97.6 million, or 17.8% of net revenue, in 1994. On a pro forma basis, net earnings would have decreased 32.7% to $43.3 million, or 8.9% of net revenue, in 1995, from $64.3 million, or 11.7% of net revenue, in 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily upon internally generated funds, trade credit and bank borrowings to finance its operations and expansion and to make periodic distributions to its stockholders. Since the Company has terminated its S corporation status, it no longer intends to make periodic distributions to its stockholders. As of December 31, 1996 the Company had working capital of $76.8 million, compared to $57.6 million at December 31, 1995. The $19.2 million increase in working capital primarily resulted from a $9.9 million increase in net receivables, a $6.6 million increase in inventories and a $6.6 million increase in current deferred tax assets, partially offset by a $5.2 million increase in payables and accrued liabilities. The increase in inventory and receivables relates to new product lines being developed and stronger sales recorded in the fourth quarter of 1996 compared to the prior year.

    The Company's Credit Agreement provides for a $100.0 million revolving credit facility which includes a $20.0 million sublimit for letters of credit. As of December 31, 1996, the Company had $16.0 million in outstanding borrowings under the revolving credit facility and outstanding letters of credit of $8.6 million. As of December 31, 1996, the Company had $75.4 million available for future borrowings under such facility. The revolving credit facility will expire in December 1999. In addition to the revolving credit facility, the Company also has a $25.0 million letter of credit facility. As of December 31, 1996, the Company had $9.6 million outstanding under this facility.

    Capital expenditures, net of lease incentives granted, totaled $20.2 million for 1996 and $21.7 million for 1995. The Company estimates that its capital expenditures for 1997 will be approximately $38.0 million, primarily for the expansion of its retail stores and operations.

    The Company anticipates that it will be able to satisfy its ongoing cash requirements through 1997, including retail and international expansion plans, and interest payments on the Company's Senior Subordinated Notes, primarily with cash flow from operations, supplemented, if necessary, by borrowings under its revolving Credit Agreement.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

    Various forward-looking statements have been made in this Form 10-K. Forward-looking statements may also be in the registrant's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the registrant through its management may make oral forward-looking statements.

    Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will" or similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of which they are made. The registrant undertakes no obligation to update publicly or revise any forward-looking statements.

    Important factors that could cause actual results to differ materially from the registrant's forward-looking statements, as well as affect the registrant's ability to achieve its financial and other goals, include, but are not limited to, the following:

    The Company's inability to identify and respond appropriately to changing consumer demands and fashion trends could adversely affect consumer acceptance of Guess products.

    A decision by the controlling owner of a group of department stores or any other significant customer to decrease the amount purchased from the Company or to cease carrying Guess products could have a material adverse effect on the Company's financial condition and results of operations.

    The inability of the Company to control the quality, focus, image or distribution of its licensed products could impact consumer receptivity to the Company's products generally and, therefore, adversely affect the Company's financial condition and results of operations.

    The failure of the Company to continue to enhance operating control systems or unexpected difficulties encountered during expansion could adversely affect the Company's financial condition and results of operations.

    Factors beyond the Company's control may affect the Company's ability to expand its network of retail stores, including general economic and business conditions affecting consumer spending.

    A general failure by the Company to maintain and control its existing distribution and licensing arrangements or to procure additional distribution and licensing relationships could adversely affect the Company's growth strategy, which could adversely affect the Company's financial condition and results of operations.

    The extended loss of the services of one or more of the Principal Executive Officers could have a material adverse effect on the Company's operations.

    The Company's operations may be affected adversely by political instability resulting in the disruption of trade with the countries in which the Company's contractors, suppliers or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds. Also, a substantial increase in customs duties could have an adverse effect on the Company's financial condition or results of operations.

    The inability of a manufacturer to ship the Company's products in a timely manner or to meet the Company's quality standards could adversely affect the Company's ability to deliver products to its customers in a timely manner.

    No assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of Guess. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

SEASONALITY

    The Company's business is impacted by the general seasonal trends that are characteristic of the apparel and retail industries. The Company's wholesale operations generally experience stronger performance in the first and third quarters, while retail operations are generally stronger in the third and fourth quarters. As the timing of the shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year. The Company has not had significant overhead and other costs generally associated with large seasonal variations.

INFLATION

    The Company does not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on its net revenue or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured, the Company does not believe that they have had a material effect on the Company's net revenue or profitability.

EXCHANGE RATES

    The Company receives United States dollars for substantially all of its product sales and its licensing revenues. Inventory purchases from offshore contract manufacturers are primarily denominated in United States dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future. In addition, royalties received from the Company's international licensees are subject to foreign currency translation fluctations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in United States dollars. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company's inventory costs. The Company currently does not engage in hedging activities with respect to such exchange rate risk.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," in March 1995 which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of Long-Lived assets, certain identifiable intangibles and goodwill related to these assets and certain identifiable intangibles to be disposed of. The Company adopted the provisions of SFAS No. 121 effective January 1, 1996 and has, accordingly, recorded a write-down aggregating $2.4 million in the second quarter of 1996 related to certain operating assets to be disposed of and is included as a component of the $3.6 million Reorganization Charge in the Company's statement of earnings. The Company does not anticipate that SFAS No. 121 will have a material impact on its financial statements. See note 15 to the Company's consolidated financial statements.

    In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of Accounting Principles Board Pronouncement 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. Effective January 1, 1996, the Company adopted the provisions for pro forma disclosure requirements of SFAS 123 and anticipates that SFAS 123 will not have a material impact upon its financial statements. See note 13 to the Company's consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated herein by reference to the Financial Statements and Supplementary Data listed in Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    Information with respect to Directors may be found under the caption "Directors and Executive Officers" on pages 6 and 7 of the Company's Proxy Statement dated March 31, 1997, for the 1997 Annual Meeting of Shareholders to be held May 28, 1997 (the "Proxy Statement"). Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

    The information in the Proxy Statement set forth under the caption "Executive Compensation" on page 8 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Security Ownership and Certain Beneficial Owners and Management" on page 3 of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the caption "Certain Relationships and Related Transactions" on page 4 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) Documents Filed with Report

    (1) Consolidated Financial Statements

       The financial statements listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this report.

    (2) Consolidated Financial Statement Schedule

       The financial statement schedule listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this report.

    (3) Exhibits

       The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b) Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1996.

                                 GUESS ?, INC.

                                   FORM 10-K

                           ITEMS 8, 14(A) AND 14 (D)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

1          Consolidated Financial Statements

           Independent Auditors' Report........................................................         22

           Consolidated Balance Sheets at December 31, 1996 and 1995...........................         23

           Consolidated Statements of Earnings for the Years Ended
             December 31, 1996, 1995 and 1994..................................................         24

           Consolidated Statements of Stockholders' Equity for the Years Ended
             December 31, 1996, 1995 and 1994..................................................         25

           Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1996, 1995 and 1994..................................................         26

           Notes to Consolidated Financial Statements..........................................         27

2          Consolidated Financial Statement Schedule

           II Valuation and Qualifying Accounts................................................         41

                                 GUESS ?, INC.

                                   FORM 10-K

                           ITEMS 8, 14(A) AND 14 (D)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Guess ?, Inc.:

    We have audited the accompanying consolidated financial statements of Guess ?, Inc. and Subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guess ?, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Los Angeles, California
February 24, 1997

                         GUESS ?, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              1996        1995
                                                                                           ----------  ----------
                                                     ASSETS
Current assets:
  Cash...................................................................................  $    8,800  $    6,417
  Short-term investments.................................................................       4,401           0
  Receivables:
    Trade receivables, net of reserves aggregating $9,737 and $10,849 at December 31,
      1996 and 1995, respectively........................................................      27,107      23,033
    Royalties............................................................................      15,613       9,975
    Other................................................................................       4,042       3,893
                                                                                           ----------  ----------
                                                                                               46,762      36,901
    Inventories (note 3).................................................................      79,489      72,889
    Prepaid expenses.....................................................................       5,249       5,557
    Deferred tax assets (note 6).........................................................       6,614           0
                                                                                           ----------  ----------
        Total current assets.............................................................     151,315     121,764

Property and equipment, at cost, net of accumulated depreciation and amortization (note
  4).....................................................................................      64,302      68,199
Long-term investments (note 2)...........................................................       3,106       3,394
Other assets, at cost, net of accumulated amortization of $421 and $1,800 at December 31,
  1996 and 1995, respectively (note 14)..................................................      20,583       9,278
                                                                                           ----------  ----------
                                                                                           $  239,306  $  202,635
                                                                                           ----------  ----------
                                                                                           ----------  ----------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of notes payable and long-term debt (note 5)......................  $    6,099  $    4,123
  Accounts payable.......................................................................      39,285      40,701
  Accrued expenses.......................................................................      24,935      18,332
  Income taxes payable (note 6)..........................................................       4,175       1,036
                                                                                           ----------  ----------
        Total current liabilities........................................................      74,494      64,192

Notes payable and long-term debt, net of current installments (note 5)...................     121,217     119,212
Other liabilities........................................................................       8,667       8,234
                                                                                              204,378     191,638
Stockholders' equity (note 7):
  Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and
    outstanding..........................................................................      --          --
  Common stock, $.01 par value. Authorized 150,000,000 shares; issued 62,712,611 and
    52,712,611 shares at 1996 and 1995, outstanding 42,681,819 and 32,681,819 shares
    actual, respectively, 20,030,792 shares held in Treasury.............................         135          35
  Paid-in capital........................................................................     155,591         181
  Retained earnings......................................................................      29,921     161,567
  Foreign currency translation adjustment................................................          57         (10)
  Treasury stock, 20,030,792 shares repurchased..........................................    (150,776)   (150,776)
                                                                                           ----------  ----------
    Net stockholders' equity.............................................................      34,928      10,997
                                                                                           ----------  ----------
                                                                                           $  239,306  $  202,635
                                                                                           ----------  ----------
                                                                                           ----------  ----------
Commitments and contingencies (note 9)

          See accompanying notes to consolidated financial statements

                         GUESS ?, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
Net revenue
  Product sales..............................................................  $  497,874  $  440,359  $  507,462
  Net royalties..............................................................      53,288      46,374      40,350
                                                                               ----------  ----------  ----------
                                                                                  551,162     486,733     547,812
Cost of sales................................................................     298,631     262,142     291,989
                                                                               ----------  ----------  ----------
Gross profit.................................................................     252,531     224,591     255,823
Selling, general and administrative expenses.................................     150,877     141,663     138,016
Reorganization charge (note 15)..............................................       3,559           0           0
                                                                               ----------  ----------  ----------
  Earnings from operations...................................................      98,095      82,928     117,807
                                                                               ----------  ----------  ----------
Non-operating income (expense):
  Interest, net..............................................................     (14,539)    (15,957)    (16,948)
  Other, net.................................................................        (989)       (157)        322
                                                                               ----------  ----------  ----------
                                                                                  (15,528)    (16,114)    (16,626)
Earnings before income taxes.................................................      82,567      66,814     101,181
Income taxes (note 6)........................................................      15,826       2,895       3,540
                                                                               ----------  ----------  ----------
Net earnings.................................................................  $   66,741  $   63,919  $   97,641
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

SUPPLEMENTAL PRO FORMA FINANCIAL INFORMATION (NOTE 1):
-----------------------------------------------------------------------------
Earnings before taxes, as presented..........................................  $   82,567  $   66,814  $  101,181
Pro forma provision for
 income taxes (unaudited)(note 6)............................................      33,241      26,726      40,472
                                                                               ----------  ----------  ----------
Pro forma net earnings (unaudited)...........................................  $   49,326  $   40,088  $   60,709
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Pro forma earnings per share.................................................  $     1.18  $     0.96
Weighted number of common shares outstanding.................................      41,906      41,675

          See accompanying notes to consolidated financial statements

                         GUESS ?, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                                  FOREIGN
                                            COMMON      PAID-IN     RETAINED     CURRENCY     TREASURY
                                             STOCK      CAPITAL     EARNINGS    TRANS. ADJ.     STOCK        TOTAL
                                          -----------  ----------  -----------  -----------  -----------  -----------
Balance at December 31, 1993............   $      35   $      181  $   100,307   $     (31)  $  (150,776) $   (50,284)
  Net earnings..........................           0            0       97,641           0             0       97,641
  Stockholder distributions.............           0            0      (47,000)          0             0      (47,000)
  Foreign currency translation
    adjustment..........................           0            0            0          16             0           16
                                               -----   ----------  -----------         ---   -----------  -----------
Balance at December 31, 1994............          35          181      150,948         (15)     (150,776)         373
  Net earnings..........................           0            0       63,919           0             0       63,919
  Stockholder distributions.............           0            0      (53,300)          0             0      (53,300)
  Foreign currency translation
    adjustment..........................           0            0            0           5             0            5
                                               -----   ----------  -----------         ---   -----------  -----------
Balance at December 31, 1995............          35          181      161,567         (10)     (150,776)      10,997
  Net earnings..........................           0            0       66,741           0             0       66,741
  Stockholder distributions.............           0            0     (224,600)          0             0     (224,600)
  Issuance of common stock..............         100      169,200            0           0             0      169,300
  Establishment of deferred tax
    assets..............................           0            0       10,961           0             0            0
  Reclassification of stockholder
    distributions in excess of retained
    earnings............................           0      (15,252)      15,252           0             0       10,961
  Net equity adjustments resulting from
    Marciano International merger.......           0        1,462            0           0             0        1,462
  Foreign currency
    translation adjustment..............           0            0            0          67             0           67
                                               -----   ----------  -----------         ---   -----------  -----------
Balance at December 31, 1996............   $     135   $  155,591  $    29,921   $      57   $  (150,776) $    34,928
                                               -----   ----------  -----------         ---   -----------  -----------
                                               -----   ----------  -----------         ---   -----------  -----------

          See accompanying notes to consolidated financial statements

                         GUESS ?, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
Cash flows from operating activities
  Net earnings................................................................  $   66,741  $   63,919  $   97,641
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization of property and equipment...................      16,233      14,277      12,070
    Amortization of deferred charges..........................................         804       1,373         515
    Loss on disposition of property and equipment.............................       2,235         814         726
    Foreign currency translation adjustment...................................          42         (14)         (5)
    Contributions from minority interest......................................         336          22          24
    Equity method losses (earnings)...........................................         666        (117)        (72)
    (Increase) decrease in:
      Receivables.............................................................      (8,811)      1,599     (14,628)
      Inventories.............................................................      (6,529)     10,884      (3,353)
      Prepaids and other current assets.......................................      (1,949)       (720)     (1,516)
      Other assets............................................................        (411)      1,858         180
    Increase (decrease) in:
      Accounts payable........................................................      (1,447)     10,861       8,043
      Accrued expenses........................................................       6,058       3,658      (1,337)
      Income taxes payable....................................................       2,867          22         795
                                                                                ----------  ----------  ----------
        Net cash provided by operating activities.............................      76,835     108,436      99,083

Cash flows from investing activities
  Net (purchase of) proceeds from the sale of short-term investments..........      (4,401)          0       5,000
  Purchases of property and equipment.........................................     (21,110)    (23,757)    (19,779)
  Proceeds from the disposition of property and equipment.....................       6,640         192         172
  Lease incentives granted....................................................         886       2,015       1,503
  Acquisition of license......................................................      (5,000)          0           0
  Purchase of long-term investments...........................................        (173)        (23)     (3,136)
                                                                                ----------  ----------  ----------
        Net cash used by investing activities.................................     (23,158)    (21,573)    (16,240)

Cash flows from financing activities
  Proceeds from notes payable and long-term debt..............................     176,289     131,193     222,040
  Repayment of notes payable and long-term debt...............................    (174,308)   (164,353)   (254,959)
  Proceeds from issuance of common stock......................................     115,300           0           0
  Repayments of S distribution notes..........................................    (129,000)          0           0
  Distributions to stockholders...............................................     (39,600)    (53,300)    (47,000)
                                                                                ----------  ----------  ----------
        Net cash used by financing activities.................................     (51,319)    (86,460)    (79,919)

Effect of exchange rates on cash..............................................          25          20          20
Net increase in cash..........................................................       2,383         423       2,944
Cash at beginning of period...................................................       6,417       5,994       3,050
                                                                                ----------  ----------  ----------
Cash at end of period.........................................................  $    8,800  $    6,417  $    5,994
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Supplemental disclosures
  Cash paid during the period for:
    Interest..................................................................  $   14,246  $   15,396  $   16,380
    Income taxes..............................................................      14,703       1,925       2,879

During 1996, in connection with the S corporation distribution, the Company issued 3,000,000 shares of Common Stock to the Principal Stockholders aggregating $54.0 million.

                 See accompanying notes to financial statements

                         GUESS ?, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Guess ?, Inc. (the "Company" or "Guess") designs, develops, and markets quality contemporary jeans and other casual wear for men and women. The Company distributes its products through major department stores, specialty retailers, foreign distributors and its network of Company-owned and-operated retail and factory outlet stores.

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Guess ?, Inc. and its wholly-owned foreign subsidiary, Guess Europe, B.V., a Netherlands corporation ("GEBV"). GEBV holds two wholly-owned subsidiaries, Ranche, Limited, a Hong Kong corporation ("Ranche") and Guess Italia, S.r.l., an Italian corporation ("Guess Italia"). Accordingly, all references herein to "Guess ?, Inc." include the consolidated results of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

    INVENTORIES

    Inventories are valued at the lower of cost (first-in, first-out) or market.

    TRADE AND ROYALTY RECEIVABLES

    The Company extends trade credit to its customers in the ordinary course of business. None of the receivables due from customers at December 31, 1996 and 1995 involved factored accounts or other contingencies relating to third-party risk, except to the extent that the Company has chosen to insure certain accounts from risk of loss under a catastrophic loss policy.

    REVENUE RECOGNITION

    The Company recognizes revenue from the sale of merchandise upon shipment. Royalty income is based upon a percentage, as defined in the underlying agreement, of the licensees' net revenue. The Company accrues for estimated sales returns and allowances in the period in which the related revenue is recognized.

    SIGNIFICANT CUSTOMER

    An individual customer aggregating in excess of 10% of net revenue for the years ended December 31, 1995 and 1994 is summarized as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------

Customer A.......................................................    8.6%       11.0%      10.3%

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization of property and equipment are provided using the straight-line method over the following useful lives:

                                                                            18 to 31
Building and building improvements...................................          years
Land improvements....................................................        5 years
Machinery and equipment..............................................   3 to 5 years
Corporate aircraft...................................................  5 to 10 years
Corporate vehicles...................................................        3 years

    Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Construction in progress is not depreciated until the related asset is completed.

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight line basis over the expected periods to be benefited, generally 15 years.

    FOREIGN CURRENCY TRANSLATION

    In accordance with the Financial Accounting Standards Board (the "FASB") Statement No. 52, balance sheet accounts of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year end or historical rates while income and expenses are translated at the weighted average exchange rates for the year. The related translation adjustments are reflected as a foreign currency translation adjustment in the consolidated balance sheet.

    INCOME TAXES

    Prior to the Company's Initial Public Offering ("IPO")in August 1996, the Company had elected to be taxed as an S corporation for Federal income tax purposes. In certain states, the Company was taxed as an S corporation; in other states, the Company was taxed as a C corporation. Effective January 1, 1991, the Company elected to be treated as an S corporation for California tax purposes. As a result of the Company's IPO, all S corporation elections were terminated.

    In February, 1992, the FASB issued Statement No. 109, "Accounting for Income Taxes." One of the provisions of Statement No. 109 enables companies to record deferred tax assets for the future benefit to be derived from certain deductible temporary differences. The Company has adopted the provisions of Statement No. 109 effective January 1, 1993; however, as differences giving rise to deferred tax assets were immaterial due to the Company's S corporation election, the Company did not record any deferred tax assets at December 31, 1994 or 1995. As a result of the Company's IPO and subsequent S corporation election termination, differences in the book and tax bases of certain assets and liabilities have resulted in the recording of deferred tax assets aggregating and $13.2 million at December 31, 1996.

    RECENT ACCOUNTING PRONOUNCEMENTS

    The FASB issued statements of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to be Disposed of," in March 1995 which is effective for fiscal years beginning after December 15, 1995. SFAS 121 establishes accounting

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to these assets and certain identifiable intangibles to be disposed of. The Company adopted the provisions of SFAS 121 in 1996 and recorded a write-down of $2.4 million pursuant to certain buildings being disposed of. See note 15.

    In October 1995, the FASB issued statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of Accounting Principles Board Pronouncement 25 ("APB Opinion No. 25") if certain pro forma disclosures are made. SFAS 123 is effective for years beginning after December 15, 1995. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

    PRO FORMA NET EARNINGS

    Pro forma net earnings represent the results of operations adjusted to reflect a provision for income taxes on historical earnings before income taxes, which gives effect to the change in the Company's income tax status to a C corporation as a result of the public sale of its common stock. Following the Company's IPO, and the subsequent termination of its S corporation status on August 12, 1996, the Company recorded an increase to additional paid in capital resulting from the establishment of net deferred tax assets aggregating $11.0 million, representing the difference between financial reporting and tax bases of assets and liabilities, using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The principal difference between the pro forma income tax rate and the Federal statutory rate of 35% relates primarily to state income taxes.

    Pro forma net earnings per share has been computed by dividing pro forma net earnings by the weighted average number of shares of common stock outstanding during the period. Options to purchase common stock are included in the calculation as common stock equivalents provided that their impact is not anti-dilutive.

    CREDIT RISK

    The Company sells its merchandise principally to customers throughout the United States and Europe. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented are insignificant and have not exceeded management's estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the Company's financial instruments, which principally include cash, short and long-term investments, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

    The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 1996 and 1995, the carrying value of all financial instruments was not materially different from fair value.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

(2) INVESTMENTS

    Long-term investments consist of certain debt and equity securities aggregating $3,106,000 and $3,394,000 at December 31, 1996 and 1995,
respectively.

(3) INVENTORIES

    Inventories are summarized as follows:

                                                                                      1996       1995
                                                                                    ---------  ---------
                                                                                       (IN THOUSANDS)
Raw materials.....................................................................  $  12,563  $   9,788
Work in process...................................................................     12,576     11,264
Finished goods....................................................................     54,350     51,837
                                                                                    ---------  ---------
                                                                                    $  79,489  $  72,889
                                                                                    ---------  ---------
                                                                                    ---------  ---------

(4) PROPERTY AND EQUIPMENT

    Property and equipment is summarized as follows:

                                                                                     1996        1995
                                                                                  ----------  ----------
                                                                                      (IN THOUSANDS)
Land and land improvements......................................................  $    5,729  $    5,729
Building and building improvements..............................................       8,462       8,446
Leasehold improvements..........................................................      42,646      36,059
Machinery and equipment.........................................................      58,477      48,279
Corporate aircraft..............................................................       5,160      19,138
Construction in progress........................................................         806       2,269
                                                                                  ----------  ----------
                                                                                     121,280     119,920
Less accumulated depreciation and amortization..................................      56,978      51,721
                                                                                  ----------  ----------
                                                                                  $   64,302  $   68,199
                                                                                  ----------  ----------
                                                                                  ----------  ----------

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

(4) PROPERTY AND EQUIPMENT (CONTINUED)
    Construction in progress at December 31, 1996 and 1995 represents the costs associated with the construction of buildings and improvements used in the Company's operations and other capitalizable expenses in progress.

(5) NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt is summarized as follows:

                                                                                               1996        1995
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
9 1/2% Senior Subordinated Notes due 2003.................................................  $  105,000  $  105,000
Advances under a secured $100,000,000 long-term line of credit with a syndicate of banks;
  interest is variable, with average annual effective rate of 7.94% in 1996, and payable
  monthly.................................................................................      16,000      13,000
Note payable, secured by corporate aircraft, bearing interest at 8.23% per year, payable
  in quarterly installments of $221,003 through March 1998................................       1,040       1,799
Other, including capitalized leases.......................................................       5,276       3,536
                                                                                            ----------  ----------
                                                                                               127,316     123,335
Less current installments.................................................................       6,099       4,123
                                                                                            ----------  ----------
                                                                                            $  121,217  $  119,212
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Aggregate maturities of notes payable and long-term debt are summarized as follows:

YEAR ENDING DECEMBER 31, (IN THOUSANDS):
-----------------------------------------------------------------------------
1996.........................................................................  $    6,099
1997.........................................................................         217
1998.........................................................................           0
1999.........................................................................      16,000
2000.........................................................................           0
Thereafter...................................................................     105,000
                                                                               ----------
                                                                               $  127,316
                                                                               ----------
                                                                               ----------

    During 1995, the Company repurchased $10.0 million of the Senior Subordinated Notes. Additionally, the related deferred financing costs of $281,000 were written off to interest expense during 1995.

    The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, on or after August 15, 1998, at various redemption prices.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

(6) INCOME TAXES

    The provision for income taxes, including the pro forma provision for income taxes giving effect as if the Company had been a C corporation throughout all of 1996, is summarized as follows:

                                                                                   YEAR ENDED DECEMBER
                                                                                           31,
                                                                                     1996        1995
                                                                                  ----------  ----------
                                                                                      (IN THOUSANDS)
Federal:
  Current.......................................................................  $   33,686  $   26,112
  Deferred......................................................................      (7,449)     (4,572)

State:
  Current.......................................................................       7,339       5,559
  Deferred......................................................................        (693)       (373)

Foreign:
  Current.......................................................................         358           0
                                                                                  ----------  ----------
                                                                                  $   33,241  $   26,726
                                                                                  ----------  ----------
                                                                                  ----------  ----------

    The Company's statement of earnings includes a provision for income taxes of $15.8 million, which principally represents the Federal and state income taxes recorded from the date of the S corporation election termination, August 12, 1996, through December 31, 1996.

    The actual pro forma provision for income taxes differs from the expected income taxes obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows:

                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                               1996
                                                                                           -------------
                                                                                                (IN
                                                                                            THOUSANDS)
Computed "expected" tax expense..........................................................    $  28,924
State taxes, net of Federal benefit......................................................        4,109
Other....................................................................................          208
                                                                                           -------------
                                                                                             $  33,241
                                                                                           -------------
                                                                                           -------------

    Deferred income tax benefit resulted from the following for the year ended December 31, 1996:

                                                                                               1996
                                                                                           -------------
                                                                                                (IN
                                                                                            THOUSANDS)
Bad debt and other reserves..............................................................    $     981
Depreciation and gain on sale of fixed assets............................................        4,101
State taxes..............................................................................        2,569
Other....................................................................................          491
                                                                                           -------------
                                                                                             $   8,142
                                                                                           -------------
                                                                                           -------------

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

(6) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996 are presented below:

                                                                                               1996
                                                                                           -------------
                                                                                                (IN
                                                                                            THOUSANDS)
Deferred Tax Assets:
  Depreciation...........................................................................    $   3,444
  Deferred lease incentives..............................................................        1,462
  Rent expense...........................................................................        1,251
  Uniform capitalization adjustment......................................................        1,191
  State income taxes.....................................................................        2,453
  Bad debt and other reserves............................................................        1,625
  Other..................................................................................        2,215
                                                                                           -------------
    Total gross deferred assets..........................................................       13,641
Less: Valuation allowance                                                                       --
Less: Deferred tax liabilities...........................................................          419
                                                                                           -------------
Net deferred tax assets..................................................................    $  13,222
                                                                                           -------------
                                                                                           -------------

    Management believes that it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.

(7) STOCKHOLDERS' EQUITY

    In connection with the Company's initial public offering of 7,000,000 shares of common stock at $18.00 per share, which took place on August 7, 1996, (i) Marciano International, which was owned by the Marciano Trusts and held an interest in the subsidiaries of Guess, was merged with and into the Company,
(ii) all of the capital stock of Guess Italia was contributed to GEBV, (iii) the Company effected a 32.66 to 1 split of the Common Stock and (iv) the Company declared a distribution of $185.0 million to the Principal Stockholders, representing the Company's previously taxed and undistributed S corporation earnings which included a distribution of $54.0 million (3,000,000 shares at $18.00 per share) of Common Stock, $129.0 million in cash generated primarily from the initial public offering and $2.0 million in S Distribution Notes, (v) the Company terminated its status as an S corporation, and (vi) the Company granted options to purchase 1,225,673 shares pursuant to the Company's 1996 Equity Incentive Plan with an exercise price equal to the initial public offering price of $18.00 per share.

(8) RELATED PARTY TRANSACTIONS

    The Company is engaged in various transactions with entities affiliated with trusts for the respective benefit of Maurice, Paul and Armand Marciano (the "Marciano Trusts"). The Company believes that each of the companies, in which the Marciano Trusts have an investment, and related party transactions discussed below were entered into on terms no less favorable to the Company than could have been obtained from an unaffiliated third party.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

(8) RELATED PARTY TRANSACTIONS (CONTINUED)

    MERGERS

    On August 13, 1996, Marciano International, which was wholly owned by the Marciano Trusts, was merged with and into the Company in connection with the initial public offering. Consideration paid to the Marciano Trusts was $300,000.

    LICENSE ARRANGEMENTS AND LICENSEE TRANSACTIONS

    The Company has a licensing agreement with Charles David of California ("Charles David"). Charles David is controlled by the father-in-law of Maurice Marciano. The Marciano Trusts and Nathalie Marciano (the spouse of Maurice Marciano) together own 50% of Charles David, and the remaining 50% is owned by the father-in-law of Maurice Marciano. The license agreement grants Charles David the rights to manufacture worldwide and distribute worldwide (except Japan and certain European countries) men's, women's and some children's leather and rubber footwear, excluding athletic footwear, which bear the Guess trademark. The license also includes related shoe care products and accessories. Gross royalties earned by the Company under such license agreement for the fiscal year ended December 31, 1996, 1995 and 1994 was $1.5 million, $1.9 million and $1.6 million, respectively. Additionally, the Company purchased $6.0 million, $6.4 million and $4.8 million of product from Charles David for resale in the Company's retail stores during the same respective periods.

    On September 1, 1994, the Company entered into a licensing agreement with California Sunshine Activewear, Inc. ("California Sunshine"), granting it the rights to manufacture and distribute men's and women's activewear, which bear the Guess trademark, in the United States. The Marciano Trusts together own 51% of California Sunshine. Gross royalties earned by the Company under such license agreement for the fiscal year ended December 31, 1996, 1995 and 1994 was $742,000, $343,000 and $0, respectively. Additionally, the Company purchased $1.4 million, $254,000 and $0 of product from California Sunshine for resale in the Company's retail stores during the same respective periods.

    Effective January 1, 1995, the Company entered into a licensing agreement with Guess ? Italia, S.r.1. ("Guess Italia"), granting it the exclusive right in Italy and non-exclusive rights in certain other countries within Europe to manufacture and distribute men's and women's apparel, which bear the Guess trademark. The Company and Guess Italia also entered a retail store license agreement as of January 1, 1995, whereby Guess Italia was granted the non-exclusive right to operate Guess stores in Italy. Prior to the IPO, Guess Italia was owned 79% by the Company and 21% by Marciano International, a company wholly owned by the Marciano Trusts. As part of the reorganization in connection with the IPO Guess Italia became a wholly-owned subsidiary of the Company when Marciano International was merged with and into the Company. Gross royalties earned by the Company under such license agreement for the fiscal year ended December 31, 1996 and 1995 was $766,000 and $480,000, respectively. Additionally, the Company purchased $327,000, $511,000 and $0 of product from Guess ? Italia and sold $89,000, $399,000 and $1.1 million of product to Guess Italia for resale in Guess ? Italia's retail store and to other wholesale customers during the fiscal years ended December 31, 1996, 1995 and 1994, respectively. All inter company transactions were eliminated during consolidation.

    Effective December 9, 1992, the Company entered into a licensing agreement with Nantucket Industries ("Nantucket"), granting it the rights to manufacture and distribute women's intimate apparel within the United States, which bear the Guess trademark. Nantucket is owned 13.0% by the Company and

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

(8) RELATED PARTY TRANSACTIONS (CONTINUED)
7.6% by the Marciano Trusts. During the fiscal years ended December 31, 1996, 1995 and 1994, the Company 1) recorded gross royalty income of $327,000, $264,000 and $214,000, respectively, 2) purchased $416,000, $505,000 and
$201,000, respectively, of product for resale in its retail stores, and 3) recorded equity losses of $349,000, $98,000 and $19,000, respectively.

    Effective December 1, 1989, the Company entered into a licensing agreement with Strandel, Inc. ("Strandel"), granting it the rights to manufacture and distribute Men's, Women's and Children's Knits and woven sportswear in Canada, which bear the Guess trademark. Strandel is owned 20% by the Company. During the fiscal years ended December 31, 1996, 1995 and 1994, the Company 1) recorded gross royalty income of $1.8 million, $1.9 million and $1.6 million, respectively, 2) purchased $0, $0 and $782,000, respectively, of product for resale in its retail stores, and 3) recorded equity income (losses) of ($127,000), $215,000 and $62,000, respectively.

    On January 1, 1997, the Company acquired from Pour Le Bebe, Inc., a California Corporation, a 24.75% limited partnership interest in S.W.P.I., Ltd., a California Limited Partnership, as payment in lieu of unpaid license fees due November 1, 1996. The Marciano Trusts have a 75.25% ownership interest in S.W.P.I., Ltd.. The 24.75% limited partnership in S.W.P.I., Ltd. was valued at $1.4 million by the Company, based upon the net asset value of the real estate limited partnership.

    PURCHASING AGENCY AGREEMENT

    On May 3, 1994, the Company entered into an agreement with Ranche, Ltd. ("Ranche"), now a wholly owned subsidiary of Guess Europe, BV ("GEBV") to serve as a non-exclusive buying agent for the Company in Hong Kong, which agreement was terminated in the first quarter of 1996 when certain of Ranche's assets were transferred to Newtimes Guess, Ltd, a Hong Kong corporation ("Newtimes") in which the Company and the Marciano Trusts then held indirect ownership interests of 25% and 25%, respectively. In connection with the IPO, the Marciano Trusts' indirect interest in Newtimes was transferred to the Company. Ranche earned commissions of $192,000 during the period in 1996 in which the agreement was still active. In addition, Ranche operates under a licensing arrangement to distribute product to authorized distributors. Gross royalties earned by the Company under such license for the fiscal years ended December 31, 1996, 1995 and 1994 were $163,000, $240,000 and $0, respectively.

    In February 1996, the Company entered into a buying agency agreement with Newtimes. Pursuant to such agreement, the Company pays Newtimes a commission based upon the cost of finished garments purchased for the Company by Newtimes. Commissions earned by Newtimes during the fiscal year ended December 31, 1996 was $624,000. Additionally, the Company recorded $190,000 in equity losses during 1996.

    LEASES

    The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Principal Stockholders. The leases in effect at December 31, 1996 will expire through July 2008. Aggregate lease payments under leases in effect for the fiscal year ended December 31, 1996, 1995 and 1994 were $2.9 million, $2.8 million and $2.6 million, respectively.

    The Company currently subleases, on a month-to-month basis, a portion of a remote Guess facility to Southwest Pacific Investment Company ("SWPI"), an entity owned by the Marciano Trusts. Monthly rental

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

(8) RELATED PARTY TRANSACTIONS (CONTINUED) charges are $12,000, effective August 1, 1996. An aggregate of $57,000 was paid by SWPI to the Company during 1996.

(9) COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through January 2012. Some of these leases require the Company to make periodic payments for property taxes and common area operating expenses. Certain leases include rent abatements and scheduled rent escalations, for which the effects are being amortized and recorded over the lease term. The Company also leases some of its equipment under operating lease agreements expiring at various dates through July 1999.

    Future minimum rental payments under noncancelable operating leases at December 31, 1996 are as follows:

YEAR ENDING DECEMBER 31, (IN THOUSANDS):
----------------------------------------------------------------------------------
1997..............................................................................     $22,503
1998..............................................................................      21,026
1999..............................................................................      19,693
2000..............................................................................      18,923
2001..............................................................................      15,205
Thereafter........................................................................      72,349
                                                                                    ----------
                                                                                      $169,699
                                                                                    ----------
                                                                                    ----------

    Rental expense for all operating leases during the years ended December 31, 1996, 1995, and 1994 aggregated $26.4 million, $21.9 million, and $16.3 million, respectively.

    INCENTIVE BONUSES

    Certain officers of the Company are entitled to incentive bonuses based on the Company's profits.

    LITIGATION

    On August 7, 1996, a class action complaint naming the Company and certain of its independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, styled as Brenda Figueroa et. al. v. Guess ?, Inc. et. al. (Dist. Ct. Case No. 96-5484HLH(JGx)) (the "Federal Case"). The complaint, which sought damages and injunctive relief, alleged, among other things, that the defendants' practices with respect to the employees of such independent contractors have violated various federal and state labor laws and regulations. Certain components of the complaint have been remanded to state court (LASC Case No. BC 155 165) (the "State Case"), resulting in two litigation cases. In the Federal Case, plaintiffs claim that the Company's independent contractors violated the Federal Fair Labor Standards Act ("FLSA") by failing to pay minimum wage and overtime in accordance with the FLSA. In the State Case, also a purported class action, plaintiffs assert claims for violation of state wage and hour laws, wrongful discharge, breach of contract, and certain counts of negligence arising out of the Company's

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

(9) COMMITMENTS AND CONTINGENCIES (CONTINUED) relationship with its independent contractors and actions taken by the Company's independent contractors with respect to the employees of such independent contractors. In the State Action, plaintiffs allege that the Company breached its agreement with the United States Department of Labor regarding the monitoring of its independent contractors. In both actions, plaintiffs contend that the Company is liable for its contractors' violations because it is a "joint employer" with its independent contractors. The trial in the Federal Case is currently set for December 1997.

    The Union of Needletrades, Industrial & Textile Employees ("UNITE") has filed with the National Labor Relations Board ("NLRB") several charges that the Company has engaged and is engaging in unfair labor practices within the meaning of the National Labor Relations Act. In cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648, UNITE has alleged that the senior management of the Company unlawfully discharged certain employees because of certain union activities and unlawfully threatened and coerced employees in the exercise of their rights under Section 7 of the National Labor Relations Act. In an agreement with the NLRB, the Company agreed to reinstate all of the employees allegedly unlawfully discharged because of their union activities and agreed to pay them back pay which aggregates appoximately $70,000. The settlement also provides for the posting of a notice for 60 days at the Company stating that the matter has been settled and that the Company agrees to comply with the National Labor Relations Act. The notice has a non-admission clause concerning liability. Prior to the payment of the back wages, UNITE filed an additional unfair labor practice charge with the NLRB (No. 21-CA-31807). In this charge, the union alleges that the Company has unlawfully threatend to move its production to Mexico and elsewhere outside the United States thus unlawfully interfering with the organizing campaign at the Company's headquarters, and has unlawfully ceased doing business with independent contractors at which ongoing union organizing campaigns are being conducted. This charge also alleges that the Company has violated the settlement agreement in cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648 by making such threats. Charge No. 21-CA-31807 is currently under investigation by the NLRB. Pending a decision by the NLRB regarding the allegation that the Company breached the settlement agreement reached in cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648, the Company has withheld paying the approximately $70,000 in back wages agreed to in its above described settlement with the NLRB and has not posted notice of the settlement agreement. The subject employees, however, have been reinstated and continue to be employed by the Company. In a separate action (No. 31-CA-22380), UNITE is seeking fees and costs for having to defend certain causes of actions filed against UNITE by Guess. The Company believes that the outcome of one or more of these cases could have a material adverse effect on the Company's financial condition and results of operations.

    The Company is also a party to various other claims, complaints and other legal actions that have arisen in the ordinary course of business from time to time. The Company believes that the outcome of such pending legal proceedings, in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.

(10) SAVINGS PLAN

    On January 1, 1992, the Company established the Guess ? Inc. Savings Plan (the Plan) under Section 401(k) of the Internal Revenue Code. Under the Plan, employees ("associates") may contribute up to 15% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 1.5% of the associates' annual

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

(10) SAVINGS PLAN (CONTINUED)
compensation. The Company's contributions to the Plan during the years ended December 31, 1996, 1995 and 1994 aggregated $284,000, $261,000 and $213,000, respectively.

(11) QUARTERLY INFORMATION (UNAUDITED)

    The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1996 and 1995 (in thousands):

                                                                     FIRST       SECOND      THIRD       FOURTH
YEAR ENDED DECEMBER 31, 1996                                        QUARTER     QUARTER     QUARTER     QUARTER
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
Net revenue......................................................  $  134,898  $  122,508  $  154,498  $  139,258
Gross profit.....................................................      64,419      55,874      70,214      62,024
Earnings before income taxes.....................................      25,318      11,149      26,263      19,837
Net earnings.....................................................      24,047      10,822      20,338      11,534

Supplemental pro forma earnings:
  Earnings before income taxes...................................      25,318      11,149      26,263      19,837
  Net earnings...................................................      15,267       6,723      15,626      11,710


YEAR ENDED DECEMBER 31, 1995
-----------------------------------------------------------------
Net revenue......................................................  $  124,903  $  104,749  $  133,129  $  123,952
Gross profit.....................................................      59,636      49,207      59,148      56,600
Earnings before income taxes.....................................      21,271      12,998      17,322      15,223
Net earnings.....................................................      20,712      12,282      16,484      14,441

Supplemental pro forma earnings:
  Earnings before income taxes...................................      21,271      12,998      17,322      15,223
  Net earnings...................................................      12,763       7,798      10,395       9,132

    The supplemental pro forma earnings presents net earnings, based on historical earnings before income taxes, as if the Company was taxed as a C corporation rather than an S corporation for all periods presented.

(12) SEGMENT INFORMATION

    Net revenue is summarized as follows for the years ended December 31, 1996, 1995 and 1994:

                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
Domestic.....................................................................  $  484,358  $  453,344  $  527,296
International................................................................      66,804      33,389      20,516
                                                                               ----------  ----------  ----------
                                                                               $  551,162  $  486,733  $  547,812
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

(13) STOCK OPTION PLAN

    On July 30, 1996, the Board of Directors adopted the Guess ?, Inc. 1996 Non-Employee Directors' Stock Option Plan pursuant to which the Board of Directors may grant stock options to non-employee directors. The Plan authorizes grants of options to purchase up to 500,000 shares of authorized but

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

(13) STOCK OPTION PLAN (CONTINUED)
unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. As of December 31, 1996, there were no options issued under this plan.

    On July 30, 1996, the Board of Directors adopted the Guess ?, Inc. 1996 Equity Incentive Plan (the "Plan") pursuant to which the Board of Directors may grant stock options to officers, key associates and consultants. The Plan authorizes grants of options to purchase up to 4,500,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have ten year terms (five years in the case of an incentive stock option granted to a ten percent shareholder) and vest and become fully exercisable after varying time periods from the date of grant based on length of service or specified performance goals.

    At December 31, 1996, there were 3,248,895 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1996 was $5.50 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 expected dividend yield 0.0%, risk-free interest rate of 6.57%, and expected life of four years.

    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's pro forma net earnings and net earnings per share for the year ended December 31, 1996 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

Pro forma net earnings.............................................  $  48,287
Pro forma earnings per share.......................................  $    1.15

    Pro forma net earnings reflects only options granted since the inception of the Plan on July 30, 1996. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of four years.

    Stock option activity during the period indicated is as follows:

                                                                 NUMBER OF   WEIGHTED-AVERAGE
                                                                   SHARES     EXERCISE PRICE
                                                                 ----------  -----------------
Balance at December 31, 1995...................................           0      $    0.00
    Granted....................................................   1,287,105          17.74
    Exercised..................................................           0           0.00
    Forfeited..................................................     (36,000)         18.00
    Expired....................................................           0           0.00
                                                                 ----------         ------
Balance at December 31, 1996...................................   1,251,105      $   17.73
                                                                 ----------         ------
                                                                 ----------         ------

    At December 31, 1996, the weighted average exercise price and weighted-average remaining contractual life of outstanding options was $17.73 and 9.63 years, respectively.

    At December 31, 1996, the number of options exercisable was 35,568, and the weighted-average exercise price of those options was $18.00.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

(14) ACQUISITION

    On December 4, 1996, the Company entered into an Asset Purchase Agreement in which the Company purchased the rights, title and interest to the existing License Agreement between the Company and Sweatshirt Apparel U.S.A., Inc. ("Sweatshirt Apparel"), for the manufacturing and distribution rights for Guess Ladies Knitwear products. In connection with the Asset Purchase Agreement, the existing License Agreement between the Company and Sweatshirt Apparel was terminated on December 31, 1996. The aggregate purchase price was $10.0 million, of which $5.0 million was paid in cash prior to December 31, 1996, and $2.0 million was paid in cash and $3.0 million was settled in the form of a stock issuance made on January 2, 1997 (216,216 shares at $13.87 per share). In addition, one of the Principal Stockholders of Sweatshirt Apparel will receive an earnout of no less than $.5 million for each of five years, commencing in 1997.

(15) REORGANIZATION CHARGE

    In the second quarter of 1996, the Company recorded a provision of $3.6 million for certain non-recurring charges relating to the write-down to net realizable value of operating assets associated with the (i) disposal of two currently active remote warehouse and production facilities, resulting in a net book loss of $2.4 million, and (ii) the net book loss of $1.2 million incurred by the Company in connection with the sale of one of its aircraft.

    The write-down to net realizable value related to the disposal of the warehouse and production facilities of $2.4 million is based upon the asset carrying value of $5.7 million less its appraisal value of $3.9 million and includes a provision of $600,000 for estimated disposal costs, comprised primarily of commissions, title fees and other customary real estate closing costs. The write-down related to the sale of the aircraft of $1.2 million is based upon the asset carrying value of $7.2 million less the sale price of $6.0 million. The estimated costs of disposal of the aircraft were immaterial. The above assets are included in property and equipment at December 31, 1996 and the Company has not recorded any depreciation expense on these assets from the date the dispositions were contemplated.

    The Company has not recorded the Charge related to the warehouse and production facilities to be disposed of as a cumulative effect from the implementation of SFAS No. 121 recorded net of tax, because the effect of such implementation is immaterial to the consolidated financial statements.

(16) SUBSEQUENT EVENT

    In March 1997, the Company signed a letter of intent to form a joint venture in Europe with the Fingen Group, a leading European apparel manufacturer and distributor owned by the Fratini family. The new joint venture, Maco Apparel S.r.1., will enter into a licensing agreement with the Company for the manufacture and sale of its jeanswear lines throughout Europe and will purchase certain of the Company's operations in Italy. Maco Apparel S.r.1. will produce a full collection of casual lifestyle jeanswear apparel, including men's and women's jeans. The Company will continue to design the collections to be sold in the European market.

                                  SCHEDULE II
                          GUESS ?, INC. & SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

                                                                    BALANCE AT   CHARGED TO   DEDUCTIONS   BALANCE AT
                                                                     BEGINNING    COSTS AND       AND        END OF
DESCRIPTION                                                          OF PERIOD    EXPENSES    WRITE-OFFS     PERIOD
------------------------------------------------------------------  -----------  -----------  -----------  -----------
As of December 31, 1994
  Allowance for obsolescence......................................       1,000        1,400       --            2,400
  Accounts receivable.............................................      15,906          758       (6,273)      10,391

As of December 31, 1995
  Allowance for obsolescence......................................       2,400        2,352         (392)       4,360
  Accounts receivable.............................................      10,391        5,147       (4,689)      10,849

As of December 31, 1996
  Allowance for obsolescence......................................       4,360         (218)        (885)       3,257
  Accounts receivable.............................................      10,849        4,280       (5,392)       9,737

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 24, 1997.

                                          GUESS ?, INC.

                                          By:        /s/ MAURICE MARCIANO

                                             -----------------------------------
                                                      Maurice Marciano

                                             Title: CHAIRMAN OF THE BOARD, CHIEF
                                                          EXECUTIVE
                                                    OFFICER AND DIRECTOR

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                                              Chairman of the Board, Chief
            /s/ MAURICE MARCIANO                Executive Officer and
-------------------------------------------     Director (Principal           March 24, 1997
              Maurice Marciano                  Executive Officer)

             /s/ PAUL MARCIANO
-------------------------------------------   President, Chief Operating      March 24, 1997
               Paul Marciano                    Officer and Director

            /s/ ARMAND MARCIANO               Senior Executive Vice
-------------------------------------------     President, Secretary and      March 24, 1997
              Armand Marciano                   Director

                                              Executive Vice President and
             /s/ ROGER WILLIAMS                 Chief Financial Officer
-------------------------------------------     (Principal Financial Officer  March 24, 1997
               Roger Williams                   and Chief Accounting
                                                Officer)

                Aldo Papone                   Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

ITEM 16.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (A) EXHIBITS

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
     3.1.  Restated Certificate of Incorporation of the Registrant.(5)
     3.2.  Bylaws of the Registrant.(5)
     4.1.  Indenture, dated August 23, 1993, between the Registrant and First Trust National Association, as
             Trustee.(1)
     4.2.  First Supplemental Indenture, dated August 23, 1993, between the Registrant and First Trust National
             Association, as Trustee.(1)
     4.3.  Specimen stock certificate.(5)
   *10.1.  Amended and Restated Stockholders' Agreement.
    10.2.  Letter Agreement, dated July 9, 1993, among the Registrant, Georges Marciano, Maurice Marciano, Paul
             Marciano, Armand Marciano and trusts for their respective benefit.(1)
    10.3.  Employment Agreement, dated March 1, 1994, between the Registrant and Roger A. Williams.(2)
    10.4.  Letter Agreement, dated January 22, 1996, between the Registrant and Andrea Weiss.(5)
    10.5.  Employment Agreement, dated as of May 14, 1996, between the Registrant and Francis K. Duane.(5)
    10.6.  General Release and Indemnity Agreement, dated August 23, 1993, among Maurice, Paul and Armand
             Marciano, their respective trusts, the Registrant, Georges Marciano and his trust.(1)
    10.7.  General Release Agreement, dated August 23, 1993, among Maurice, Paul and Armand Marciano, their respective trusts, the Registrant, and Georges Marciano and his trust.(1)
    10.8.  Cancellation and Reassignment Agreement, dated August 23, 1993, among the Registrant, MSKMarciano,
             Inc., Georges Marciano, Inc. and Georges Marciano.(1)
    10.9.  Alameda Lease, dated July 29, 1992, among the Registrant and 1444 Partners, Ltd.(1)
   10.10.  Revolving Credit Agreement, dated as of December 20, 1993, between the Registrant and The First
             National Bank of Boston, as agent, and Sanwa Bank California, as co-agent, and the group of financial institution party thereto (the "Revolving Credit Agreement").(2)
   10.11.  Security Agreement, dated December 20, 1993, between the Registrant and the First National Bank of
             Boston, as agent for itself and for certain lenders.(2)
   10.12.  Amendment No. 1 to the Revolving Credit Agreement, dated January 20, 1994, among the parties thereto.(3)
   10.13.  Amendment No. 2 to the Revolving Credit Agreement, dated April 1, 1994, among the parties thereto.(3)
   10.14.  Amendment No. 3 to the Revolving Credit Agreement, dated July 18, 1994, among the parties thereto.(3)
   10.15.  Amendment No. 4 to the Revolving Credit Agreement, dated October 24, 1994, among the parties thereto.(3)
   10.16.  Amendment No. 5 to the Revolving Credit Agreement, dated February 13, 1995, among the parties thereto.(4)

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
   10.17.  Amendment No. 6 to the Revolving Credit Agreement, dated September 14, 1995, among the parties thereto.(4)
   10.18.  Amendment No. 7 to the Revolving Credit Agreement, dated December 22, 1995, among the parties thereto.(4)
   10.19.  Amendment No. 8 to the Revolving Credit Agreement, dated February 13, 1996, among the parties thereto.(5)
  *10.20.  Amended and Restated Revolving Credit Agreement, dated as of March 28, 1997 among the parties thereto.
             (+ Exhibits A-K)
   10.21.  Agreement as to Consignment of Documents and Related Matters, dated December 22, 1995, between the
             Registrant and The First National Bank of Boston.(4)
   10.22.  1996 Equity Incentive Plan.(5)
   10.23.  1996 Non-Employee Directors' Stock Option Plan.(5)
   10.24.  Annual Incentive Plan.(5)
  *10.25.  Employment Agreement between the Regristrant and Maurice Marciano.
  *10.26.  Employment Agreement between the Regristrant and Paul Marciano.
  *10.27.  Employment Agreement between the Regristrant and Armand Marciano.
  *10.28.  Registration Rights Agreement among the Registrant and certain stockholders of the Registrant.
  *10.29.  Indemnification Agreement among the Registrant and certain stockholders of the Registrant.
  *10.30.  Indemnification Agreements between the Registrant and certain executives and directors.
    21.1.  List of Subsidiaries.(5)
   *27.1.  Financial Data Schedule.

------------------------

 *  Filed herewith

(1) Incorporated by reference from the Registration Statement of Form S-1 (Registration No. 33-69236) originally filed by the Company on September 22, 1993.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1994.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.

    (B) FINANCIAL STATEMENT SCHEDULE:

                                                      DESCRIPTION
              SCHEDULE II                 VALUATION AND QUALIFYING ACCOUNTANTS