Form 10-Q
period 1997-03-31
GUESS INC ET AL/CA/
filed 1997-05-14
CIK 912463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

/X/    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 30, 1997

                                       OR

/ /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        For the transition period from to

                         Commission File Number 1-11893

                        --------------------------------

                                  GUESS ?, INC.

                        --------------------------------

             (Exact name of registrant as specified in its charter)

                DELAWARE                                    95-3679695
     ------------------------------                   -----------------------
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

                         Yes    X                No
                               ---                  ---

As of May 12, 1997, the registrant had 42,898,035 shares of Common Stock, $.01 par value, outstanding.

                                  GUESS ?, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                            Page
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) -
            as of March 30, 1997 and December 31, 1996 . . . . . . . . . . . . 1

         Condensed Consolidated Statements of Earnings (Unaudited) -
            First Quarter ended March 30, 1997 and March 31, 1996. . . . . . . 3

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
            First Quarter ended March 30, 1997 and March 31, 1996. . . . . . . 5

         Notes to Condensed Consolidated Financial Statements (Unaudited). . . 7

Item 2.  Management's discussion and analysis of financial condition and results of operations. . . . . . . . . . . . . . . . . . . . . . .10



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . .16

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . .16

Item 4.  Submission of Matters to Vote of Security Holders . . . . . . . . . .16

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .16

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .17

                         GUESS ?, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                     ASSETS
                                                             MAR 30,    DEC 31,
                                                                1997      1996*
                                                            --------   --------
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . .   $5,763      $8,800
  Short term investments . . . . . . . . . . . . . . . . .        0       4,401
  Receivables:
    Trade receivables, net of reserves . . . . . . . . . .   48,349      27,107
    Royalties. . . . . . . . . . . . . . . . . . . . . . .   17,407      15,613
    Other. . . . . . . . . . . . . . . . . . . . . . . . .    3,614       4,042
                                                           --------    --------
                                                             69,370      46,762
  Inventories. . . . . . . . . . . . . . . . . . . . . . .   86,640      79,489
  Prepaid expenses and other current assets. . . . . . . .   11,731      11,863
                                                           --------    --------
      Total current assets . . . . . . . . . . . . . . . .  173,504     151,315
Property and equipment, at cost, net of accumulated
  depreciation and amortization. . . . . . . . . . . . . .   73,144      64,302
Long-term investments. . . . . . . . . . . . . . . . . . .   14,360       8,106
Other assets, at cost, net of accumulated amortization . .   15,281      15,583
                                                           --------    --------
                                                           $276,289    $239,306
                                                           --------    --------
                                                           --------    --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of notes payable
    and long-term debt . . . . . . . . . . . . . . . . . .   $7,193      $6,099
  Accounts payable . . . . . . . . . . . . . . . . . . . .   43,222      39,285
  Accrued expenses . . . . . . . . . . . . . . . . . . . .   16,221      24,935
  Income taxes payable . . . . . . . . . . . . . . . . . .   15,935       4,175
                                                           --------    --------
      Total current liabilities. . . . . . . . . . . . . .   82,571      74,494
Notes payable and long-term debt, net of current
  installments . . . . . . . . . . . . . . . . . . . . . .  129,500     121,217
Other liabilities. . . . . . . . . . . . . . . . . . . . .    8,503       8,667
                                                           --------    --------
                                                            220,574     204,378

Stockholders' equity:
  Preferred stock.  $.01 par value Authorized 10,000,000
    shares; no shares issued and outstanding . . . . . . .        -           -
  Common stock, $.01 par value. Authorized 150,000,000
    shares; issued 62,928,827 and 62,712,611,
    outstanding 42,898,035 and 42,681,819 shares at March
    30, 1997 and December 31, 1996, respectively,
    including 20,030,792 shares in Treasury. . . . . . . .      137         135
  Paid-in capital. . . . . . . . . . . . . . . . . . . . .  158,589     155,591
  Retained earnings. . . . . . . . . . . . . . . . . . . .   47,934      29,921
  Foreign currency translation adjustment. . . . . . . . .     (169)         57
  Treasury stock, 20,030,792 shares repurchased. . . . . . (150,776)   (150,776)
                                                           --------    --------
      Net stockholders' equity . . . . . . . . . . . . . .   55,715      34,928
                                                           --------    --------
                                                           $276,289    $239,306
                                                           --------    --------
                                                           --------    --------


      See accompanying notes to condensed consolidated financial statements
                      *Condensed from Audited Balance Sheet

                         GUESS ?, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (Unaudited)
                                                           First Quarter Ended
                                                          ---------------------
                                                          March 30,   March 31,
                                                               1997        1996
                                                          ---------   ---------
Net revenue:
  Product sales. . . . . . . . . . . . . . . . . . . . . . $122,668    $123,275
  Net royalties. . . . . . . . . . . . . . . . . . . . . .   13,068      11,623
                                                          ---------   ---------
                                                            135,736     134,898
Cost of sales. . . . . . . . . . . . . . . . . . . . . . .   74,152      70,479
                                                          ---------   ---------
Gross profit . . . . . . . . . . . . . . . . . . . . . . .   61,584      64,419
Selling, general & administrative expenses . . . . . . . .   34,731      35,232
                                                          ---------   ---------
      Earnings from operations . . . . . . . . . . . . . .   26,853      29,187
Non-operating income (expense):
  Interest, net. . . . . . . . . . . . . . . . . . . . . .   (3,226)     (3,549)
  Other, net . . . . . . . . . . . . . . . . . . . . . . .      119        (320)
                                                          ---------   ---------
                                                             (3,107)     (3,869)
      Earnings before income taxes and cumulative effect
        of change in accounting principle. . . . . . . . .   23,746      25,318
Income taxes . . . . . . . . . . . . . . . . . . . . . . .    9,694       1,271
                                                          ---------   ---------
Earnings before cumulative effect of change in
  accounting principle . . . . . . . . . . . . . . . . . .   14,052      24,047
Cumulative effect of change in accounting for product
  display fixtures, net of income tax expense of $2,707
  (note 4) . . . . . . . . . . . . . . . . . . . . . . . .    3,961           0
                                                          ---------   ---------
      Net earnings . . . . . . . . . . . . . . . . . . . .  $18,013     $24,047
                                                          ---------   ---------
                                                          ---------   ---------
Supplemental pro forma financial information (note 2):
--------------------------------------------------------
Earnings before income taxes, as presented . . . . . . . .              $25,318
Pro forma provision for income taxes . . . . . . . . . . .               10,051
                                                                      ---------
Pro forma net earnings . . . . . . . . . . . . . . . . . .              $15,267
                                                                      ---------
                                                                      ---------
Earnings per share:
Earnings before cumulative effect of change in accounting
  principle (1996 period-pro forma, note 2). . . . . . . .    $0.33       $0.37
Cumulative effect of change in accounting for product
  display fixtures (note 4). . . . . . . . . . . . . . . .    $0.09         ---
                                                          ---------   ---------
Net earnings (1996 period-pro forma, note 2) . . . . . . .    $0.42       $0.37
                                                          ---------   ---------
                                                          ---------   ---------

Pro forma financial information assuming the new accounting method is retroactively applied:

    Pro forma net earnings . . . . . . . . . . . . . . . .  $14,052     $15,411
                                                          ---------   ---------
                                                          ---------   ---------
    Pro forma net earnings per share . . . . . . . . . . .    $0.33       $0.37
                                                          ---------   ---------
                                                          ---------   ---------

Weighted average common shares outstanding . . . . . . . .  $42,898     $41,412

      See accompanying notes to condensed consolidated financial statements

                         GUESS ?, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)  (Unaudited)
                                                           First Quarter Ended
                                                          ---------------------
                                                          March 30,   March 31,
                                                            1997        1996
                                                          ---------   ---------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . .  $18,013     $24,047
  Adjustments to reconcile net earnings to net cash
  used in operating activities:
    Depreciation and amortization of property and
      equipment. . . . . . . . . . . . . . . . . . . . . .    4,691       4,282
    Amortization of deferred charges . . . . . . . . . . .     (118)        247
    Cumulative effect of change in accounting principle. .   (3,961)          0
    Loss (gain) on disposition of property and equipment .       (1)         16
    Foreign currency translation adjustment. . . . . . . .      (85)         15
    Minority interest. . . . . . . . . . . . . . . . . . .        0         342
    Undistributed equity method earnings . . . . . . . . .     (119)         (9)
    (Increase) decrease in:
      Receivables. . . . . . . . . . . . . . . . . . . . .  (22,608)    (18,807)
      Inventories. . . . . . . . . . . . . . . . . . . . .   (7,150)    (17,583)
      Prepaid expenses and other current assets. . . . . .      132          49
      Other assets . . . . . . . . . . . . . . . . . . . .      528          85
    Increase (decrease) in:
      Accounts payable . . . . . . . . . . . . . . . . . .    3,935       3,038
      Accrued expenses . . . . . . . . . . . . . . . . . .   (8,731)     (3,416)
      Income taxes payable . . . . . . . . . . . . . . . .    9,052         892
                                                          ---------   ---------
    Net cash used in operating activities. . . . . . . . .   (6,422)     (6,802)

Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . . . . .   (6,866)     (2,629)
  Proceeds from the disposition of property and equipment.        2           2
  Lease incentives granted . . . . . . . . . . . . . . . .       55          11
  Acquisition of license . . . . . . . . . . . . . . . . .   (2,023)          0
  Decrease in short-term investments . . . . . . . . . . .    4,401           0
  Increase in long-term investments. . . . . . . . . . . .   (1,420)          0
                                                          ---------   ---------
      Net cash used in investing activities. . . . . . . .   (5,851)     (2,616)

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt . . . . .   31,114      55,857
  Repayments of notes payable and long-term debt . . . . .  (21,737)    (26,684)
  Distributions to stockholders. . . . . . . . . . . . . .        0     (17,600)
                                                          ---------   ---------
      Net cash provided by financing activities. . . . . .    9,377      11,573

Effect of exchange rates changes on cash:. . . . . . . . .     (141)         11
Net increase (decrease) in cash. . . . . . . . . . . . . .   (3,037)      2,166
Cash, beginning of period. . . . . . . . . . . . . . . . .    8,800       6,417
                                                          ---------   ---------
Cash, end of period. . . . . . . . . . . . . . . . . . . .   $5,763      $8,583
                                                          ---------   ---------
                                                          ---------   ---------

Supplemental disclosures:

  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . .   $6,551      $5,619
    Income taxes . . . . . . . . . . . . . . . . . . . . .    1,328         357

Supplemental disclosure of non cash investing activities:

During the quarter ended March 30, 1997, the Company issued 216,216 shares of common stock with a value of $3.0 million in connection with the acquisition of a license.

     See accompanying notes to condensed consolidated financial statements.

                         GUESS ?, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 30, 1997

(1)  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of March 30, 1997, and the results of operations and cash flows for the three months ended March 30, 1997. Operating results for the first quarter ended March 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

(2)  Summary of Significant Accounting Policies

Pro Forma Net Earnings

Pro forma net earnings for the 1996 period represents the results of operations adjusted to reflect a provision for income taxes on historical earnings before income taxes, which gives effect to the change in the Company's income tax status to a C corporation in connection with the public sale of its common stock.

Pro forma net earnings per share for the 1996 period has been computed by dividing pro forma net earnings by the weighted average number of shares of common stock outstanding during the period. Options to purchase common stock are included in the calculation as common stock equivalents provided that their impact is not anti-dilutive.

Recently Issued Pronouncements

The Financial Accounting Standards Board has recently issued Statement No. 128, "Earnings per Share" ("FAS 128"), issued in February 1997 and effective for both interim and annual periods ending after December 15, 1997. The Company will adopt FAS 128 in the fourth quarter of 1997. FAS 128 requires the presentation of "Basic" earnings per share which represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. A dual presentation of "Diluted" earnings per share will also be required. The Diluted presentation is similar to the current presentation of fully diluted earnings per share. FAS 128 requires restatement of all prior-period earnings per share data presented. Management believes the adoption of FAS 128 will not have a material impact on the Company's financial position or results of operations.

(3)  Inventories

The components of inventory consist of the following (in thousands):

                                                       March 30,   December 31,
                                                            1997           1996
                                                       ---------      ---------
Raw materials. . . . . . . . . . . . . . . . . . . . .   $12,475        $12,563
Work in Progress . . . . . . . . . . . . . . . . . . .    16,081         12,576
Finished Goods . . . . . . . . . . . . . . . . . . . .    58,084         54,350
                                                       ---------      ---------
                                                         $86,640        $79,489
                                                       ---------      ---------
                                                       ---------      ---------

(4)  Change in Accounting Principle

Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures will be capitalized and amortized over five years over the straight-line method. In previous years, these costs had been expensed as incurred. The Company believes that this new method will more closely match the long-term benefit that the product display fixtures provide with the expected future revenue from such fixtures. The new method has been applied retroactively to product display fixture acquisitions of prior years. The effect of the change on the quarter ended March 30, 1997 was to increase earnings by approximately $.2 million (or $0.00 per share), excluding the cumulative effect of the change in accounting principle. The cumulative effect of the change in accounting principle of $4.0 million (after reduction for income tax expense of $2.7 million) is included in earnings for the quarter ended March 30, 1997.

(5)  Pro forma results of operations

The following table sets forth pro forma operating results for the periods indicated. Pro forma operating results reflect adjustments to the 1996 operating results for (i) the elimination of salaries and bonuses paid to Maurice, Paul and Armand Marciano ("the Principal Executive Officers") in excess of an aggregate of $4.9 million per year (the aggregate salaries and bonuses to be paid to the Principal Executive Officers under their respective employment agreements which became effective concurrently with the consummation of the Company's initial public offering ("IPO")) resulting in a decrease in compensation expense of $1.2 million, (ii) the decrease in depreciation and operating costs of $.6 million associated with an aircraft owned by the Company which was sold in contemplation of the IPO, (iii) the elimination of the minority interest in Guess Europe, BV and Guess Italia, S.r.l. through the merger of Marciano International with and into the Company in connection with the IPO, resulting in the inclusion in net earnings of $.3 million, which had previously been recorded as minority interest and (iv) adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

For comparison purposes only, earnings per share and weighted average common shares outstanding have been calculated on a fully-diluted basis, whereby all of the shares outstanding immediately following the completion of the IPO and after giving effect to the S corporation distribution in connection therewith were considered to be outstanding at March 31, 1996. 1997 shares are the weighted average of actual shares outstanding during the first quarter of 1997. Summarized below is the pro forma financial information for the first quarters ended March 30, 1997 and March 31, 1996 (in thousands, except per share data):

                                                            First quarter ended
                                                            -------------------
                                                             MAR 30,    MAR 31,
                                                                1997       1996
                                                            --------   --------
Net revenue:
  Product sales. . . . . . . . . . . . . . . . . . . . . .   122,668    123,275
  Net royalties. . . . . . . . . . . . . . . . . . . . . .    13,068     11,623
                                                            --------   --------
    Total net revenue. . . . . . . . . . . . . . . . . . .   135,736    134,898
Cost of sales. . . . . . . . . . . . . . . . . . . . . . .    74,152     70,479
                                                            --------   --------
Gross profit . . . . . . . . . . . . . . . . . . . . . . .    61,584     64,419
Selling, general and administrative expenses . . . . . . .    34,731     33,392
                                                            --------   --------
  Earnings from operations . . . . . . . . . . . . . . . .    26,853     31,027
Interest expense, net. . . . . . . . . . . . . . . . . . .    (3,226)    (3,549)
Non operating income (expense), net. . . . . . . . . . . .       119          9
                                                            --------   --------
  Earnings before income taxes and cumulative effect
    of accounting change . . . . . . . . . . . . . . . . .    23,746     27,487
Pro forma income taxes . . . . . . . . . . . . . . . . . .     9,694     10,912
                                                            --------   --------
Earnings before cumulative effect of change in
  accounting principle . . . . . . . . . . . . . . . . . .    14,052     16,575
Cumulative effect of change in accounting for product
  display fixtures, net of income tax expense of $2,707. .     3,961          0
                                                            --------   --------
Pro forma net earnings . . . . . . . . . . . . . . . . . .    18,013     16,575
                                                            --------   --------
                                                            --------   --------
Earnings per share:
Earnings before cumulative effect of change
  in accounting principle (1996 period-pro forma,
    note 2). . . . . . . . . . . . . . . . . . . . . . . .     $0.33      $0.39
Cumulative effect of change in accounting
  for product display fixtures (note 4). . . . . . . . . .      0.09        ---
                                                            --------   --------
Net earnings per share (1996 period-pro forma, note 2) . .     $0.42      $0.39
                                                            --------   --------
                                                            --------   --------

Weighted average common shares outstanding . . . . . . . .    42,898     42,682

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

Various forward-looking statements have been made in this Form 10-Q. Forward-looking statements may also be in the registrant's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the registrant through its management may make oral forward-looking statements.

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

OVERVIEW

The Company derives its net revenue from the sale of Guess men's and women's apparel worldwide to wholesale customers and distributors, from the sale of Guess men's and women's apparel and its licensees' products through the Company's network of retail and factory outlet stores primarily in the United States and from net royalties from worldwide licensing activities.

RESULTS OF OPERATIONS

NET REVENUE. Net revenue increased $0.8 million or 0.6% to $135.7 million in the first quarter ended March 30, 1997 from $134.9 million in the first quarter ended March 31, 1996. Net revenue from wholesale operations decreased $2.8 million or 3.3% to $80.3 million from $83.1 million, due principally to decreased domestic sales of $6.8 million, partially offset by a $4.0 million increase in sales outside the United States. The Company's domestic sales declined primarily as a result of increased competition in branded basic denim apparel and lower average selling prices. Net revenue from retail operations increased $2.1 million or 5.4% to $42.3 million from $40.2 million, primarily attributable to increased volume generated by new store openings. Comparable store sales were flat from the prior year. Production delays related to fabric and start up programs caused a decline in comparable store sales. Net royalties increased $1.5 million or 12.4% in the first quarter ended March 30, 1997 to $13.1 million from $11.6 million in the first quarter ended March 31, 1996. Net revenue from international operations comprised 17.3% and 13.7% of the Company's net revenue during the first quarter of 1997 and 1996, respectively.

GROSS PROFIT. Gross profit decreased 4.4% to $61.6 million in the first quarter ended March 30, 1997 from $64.4 million in the first quarter ended March 31, 1996. The decrease in gross profit resulted from decreased net revenue from product sales partially offset by increased net royalties. Gross profit from product sales decreased 8.1% to $48.5 million in the first quarter ended March 30, 1997 from $52.8 million in the first quarter ended March 31, 1996. Gross profit as a percentage of net revenue decreased to 45.4% in the first quarter ended March 30, 1997 as compared to 47.8% in the first quarter ended March 31, 1996. Gross profit from product sales as a percentage of net revenue from product sales decreased to 39.6% in the first quarter ended
March 30, 1997 from 42.8% in the first quarter ended March 31, 1996. The decline was primarily the result of lower gross profit rates in both the wholesale business and the retail store operations. The lower gross profit rate in the wholesale business primarily resulted from lower selling prices on certain products in response to increased competition in branded basic denim apparel and the timing of markdowns. The lower gross profit rate in the retail store operations resulted primarily from higher occupancy costs related to comparable stores.

SG&A EXPENSES. Selling, general and administrative ("SG&A") expenses decreased 1.4% in the quarter ended March 30, 1997 to $34.7 million, or 25.6% of net revenue, from $35.2 million, or 26.1% of net revenue, in the first quarter ended March 31, 1996. On a pro forma basis, SG&A expenses increased 4.0% in the quarter ended March 30, 1997 to $34.7 million, or 25.6% of net revenue, from $33.4 million, or 24.8% of net revenue, in the first quarter ended March 31, 1996. The increase was principally due to an increase in general and administrative costs related to the expansion of the retail division and Guess Italia, and increased costs associated with corporate marketing studies. As a percentage of net sales, the increase in general and administrative costs was the result of increased fixed expenses being spread over flat sales.

EARNINGS FROM OPERATIONS. Earnings from operations decreased 8.0% to $26.9 million, or 19.8% of net revenue in the first quarter ended March 30, 1997, from $29.2 million, or 21.6% of net revenue, in the first quarter ended March 31, 1996. On a pro forma basis, earnings from operations decreased 13.5% to $26.9 million, or 19.8% of net revenue, in the first quarter ended March 30, 1997, from $31.0 million, or 23.0% of net revenue, in the first quarter ended
March 31, 1996. This decline was primarily attributable to the decrease in gross profit as well as increased SG&A expenses.

INTEREST EXPENSE, NET. Net interest expense decreased 9.1% to $3.2 million in the first quarter ended March 30, 1997 from $3.5 million in the first quarter ended March 31, 1996. This decrease resulted from lower outstanding debt, partially offset by a higher net effective interest rate. For the first quarter ended March 30, 1997, the average debt balance was $136.7 million, with an average effective interest rate of 9.6%. For the first quarter ended March 31, 1996, the average debt balance was $152.5 million, with an average effective interest rate of 9.3%.

INCOME TAXES. Prior to the IPO, which occurred during August 1996, for Federal and certain state income tax purposes, the Company elected to be treated as an S corporation and therefore generally was not subject to income tax on its earnings. The Company's income taxes, which represent state income taxes and foreign taxes, plus Federal taxes in the 1997 period, were $9.7 million and $1.3 million in the quarters ended March 30, 1997 and March 31, 1996, respectively. The Company's S corporation status was terminated in connection with the IPO and, therefore, the Company is now fully subject to Federal, state and foreign income taxes. On a pro forma basis, income taxes were $9.7 million and $10.9 million in the quarters ended March 30, 1997 and March 31, 1996, respectively.

NET EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Net earnings before the net cumulative effect of change in accounting principle decreased 41.6% to $14.1 million, or 10.4% of net revenue, in the first quarter ended March 30, 1997, from $24.0 million, or 17.8% of net revenue, in the first quarter ended March 31, 1996. On a pro forma basis, net earnings before cumulative effect of change in accounting principle decreased 15.2% to $14.1 million, or 10.4% of net revenue, in the first quarter ended March 30, 1997, from $16.6 million, or 12.3% of net revenue, in the first quarter ended
March 31, 1996. The decrease was primarily attributable to lower gross profit and increased SG&A expenses.

NET CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures will be capitalized and amortized over five years over the straight-line method. In previous years, these costs had been expensed as incurred. The Company believes that this new method will more closely match the long-term benefit that the product display fixtures provide with the expected future revenue from such fixtures. The new method has been applied retroactively to product display fixture acquisitions of prior years. The effect of the change on the quarter ended March 30, 1997 was to increase earnings by approximately $.2 million (or $0.00 per share), excluding the cumulative effect of the change in accounting principle. The cumulative effect of the change in accounting principle of $4.0 million (after reduction for income tax expense of $2.7 million) is included in earnings for the quarter ended March 30, 1997.

NET EARNINGS. Net earnings decreased 25.1% to $18.0 million, or 13.3% of net revenue, in the first quarter ended March 30, 1997, from $24.0 million, or 17.8% of net revenue, in the first quarter ended March 31, 1996. On a pro forma basis, net earnings increased 8.7% to $18.0 million, or 13.3% of net revenue, in the first quarter ended March 30, 1997, from $16.6 million, or 12.3% of net revenue, in the first quarter ended March 31, 1996. The increase was the result of the change in accounting principle partially offset by lower gross profit and increased SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily upon internally generated funds, trade credit and bank borrowings to finance its operations and expansion. At March 30, 1997, the Company had working capital of $90.9 million compared to $76.8 million at December 31, 1996. The $14.1 million increase in working capital was due principally to a $22.6 million increase in receivables, a $7.2 million increase in inventories, and a $4.9 million decrease in payables and accrued expenses, partially offset by an $11.8 million increase in income taxes payable. The increase in receivables and inventories resulted primarily from seasonal changes in volume.

The Company's Credit Agreement provides for a $100.0 million revolving credit facility which includes a $20.0 million sublimit for letters of credit. As of March 30, 1997, the Company had $24.5 million in outstanding borrowings under the revolving credit facility and outstanding letters of credit of $8.6 million. As of March 30, 1997, the Company had $66.9 million available for future borrowings under such facility. The revolving credit facility will expire in December 1999. In addition to this revolving credit facility, the

Company also has a $25.0 million letter of credit facility. As of March 30, 1997, the Company had $11.7 million outstanding under this facility.

Capital expenditures, net of lease incentives granted, totaled $6.8 million in the quarter ended March 30, 1997. The Company estimates that its capital expenditures for fiscal 1997 will be approximately $45.0 million, primarily for the expansion of its retail stores and operations.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 1997, including retail and international expansion plans and interest on the Company's Senior Subordinated Notes, primarily with cash flow from operations, supplemented, if necessary, by borrowings under its revolving Credit Agreement.

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

EXCHANGE RATES

The Company receives United States dollars for substantially all of its product sales and its licensing revenue. Inventory purchases from offshore contract manufacturers are primarily denominated in United States dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future. In addition, royalties received from the Company's international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in United States dollars. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company's inventory costs. The Company currently does not engage in hedging activities with respect to such exchange rate risk.

IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued Statement No. 128, "Earnings per Share" ("FAS 128"), issued in February 1997 and effective for both interim and annual periods ending after December 15, 1997. The Company will adopt FAS 128 in the fourth quarter of 1997. FAS 128 requires the presentation of "Basic" earnings per share which represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. A dual presentation of "Diluted" earnings per share will also be required. The Diluted presentation is similar to the current presentation of fully diluted earnings per share. FAS 128 requires restatement of all prior-period earnings per share data presented. believes the adoption of FAS 128 will not have a material impact on the Company's financial position or results of operations.

                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

Litigation

On August 7, 1996, a class action complaint naming the Company and certain of fits independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, styled as Brenda Figueroa et. al. v. Guess ?, Inc. et. al. (Dist. Ct. Case No. 96-5484HLH(JGx)) (the "Federal Case"). The complaint, which sought damages and injunctive relief, alleged, among other things, that the defendants' practices with respect to the employees of such independent contractors have violated various federal and state labor laws and regulations. Certain components of the complaint have been remanded to state court (LASC Case No. BC 155 165) (the "State Case"), resulting in two litigation cases. In the Federal Case, plaintiffs claim that the Company's independent contractors violated the Federal Fair Labor Standards Act ("FLSA") by failing to pay minimum wage and overtime in accordance with the FLSA. In the State Case, also a purported class action, plaintiffs assert claims for violation of state wage and hour laws, wrongful discharge, breach of contract, and certain counts of negligence arising out of the Company's relationship with its independent contractors and actions taken by the Company's independent contractors with respect to the employees of such independent contractors. In the State Action, plaintiffs allege that the Company breached its agreement with the United States Department of Labor regarding the monitoring of its independent contractors. In both actions, plaintiffs contend that the Company is liable for its contractors' violations because it is a "joint employer" with its independent contractors. The trial in the Federal Case is currently set for December 1997.

The Union of Needletrades, Industrial & Textile Employees ("UNITE") has filed with the National Labor Relations Board ("NLRB") several charges that the Company has engaged and is engaging in unfair labor practices within the meaning of the National Labor Relations Act in cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648. UNITE has alleged that the senior management of the Company unlawfully discharged certain employees because of certain union activities and unlawfully threatened and coerced employees in the exercise of their rights under Section 7 of the National Labor Relations Act. In an agreement with the NLRB, the Company agreed to reinstate all of the employees allegedly unlawfully discharged because of their union activities and agreed to pay them back pay which aggregates approximately $70,000. The settlement also provides for the posting of a notice for 60 days at the Company stating that the matter has been settled and that the Company agrees to comply with the National Labor Relations Act. The notice has a non-admission clause concerning liability. Prior to the payment of the back wages, UNITE filed an additional unfair labor practice charge with the NLRB (No. 21-CA-31807). In this charge, the union alleges that the Company has unlawfully threatened to move its production to Mexico and elsewhere outside the United States thus unlawfully interfering with the organizing campaign at the Company's headquarters, and has unlawfully ceased doing business with independent contractors at which ongoing union organizing campaigns are being conducted. This charge also alleges that the Company has violated the settlement agreement in cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648 by making such threats. Charge No. 21-CA-31807 is currently under investigation by the NLRB, however the General Counsel of the NLRB has indicated to the

Company that the NLRB intends to issue a complaint in this case. The Company has been informed by the NLRB that the NLRB is evaluating several legal theories on which to bring the complaint including, but not limited to, the theory that the Company is a joint employer. The NLRB has also indicated that in the absence of a "joint employer" finding, the complaint may be brought on a theory that the Company has violated the National Labor Relations Act by terminating contractual relationships with certain contractors and/or providing a lesser amount of work to certain contractors based on the contractors being subject to union organizing efforts by UNITE. The NLRB has also indicated the possibility of pursuing a theory that the Company is involved in an integrated production effort with its contractors and is therefore liable for the loss of contractor employee jobs.

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

ITEM 2.   Changes in Securities

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 1997.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits and Reports on Form 8-K

a)   Exhibits:

Exhibit
Number                   Description
-------                  -----------
10.31.    First Amendment to Amended and Restated Shareholders' Agreement

18.0.     Letter regarding change in accounting principles

27.1.     Financial Data Schedule

--------------------------------
b)   Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended March 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GUESS ?, INC.


Date:  May 13, 1997           By:  /s/ Maurice Marciano
                                   ------------------------------------
                                   Maurice Marciano
                                   Chairman of the Board, Chief Executive
                                   Officer and Director (Principal Executive
                                   Officer)


Date:  May 13, 1997           By:  /s/ Roger Williams
                                   ------------------------------------
                                   Roger Williams
                                   Executive Vice President and Chief
                                   Financial Officer (Principal Financial
                                   Officer)