Form 10-Q
period 1997-06-29
GUESS INC ET AL/CA/
filed 1997-08-13
CIK 912463

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

                                      (MARK ONE)

        /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934

                     For the quarterly period ended June 29, 1997

                                          OR

       / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934

                      For the transition period from          to

                            Commission File Number 1-11893

                             ----------------------------

                                    GUESS ?, INC.

                             ----------------------------

                (Exact name of registrant as specified in its charter)

              DELAWARE                              95-3679695
      ---------------------------           -------------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

                              1444 South Alameda Street
                            Los Angeles, California, 90021
                            -----------------------------
                       (Address of principal executive offices)

                                    (213) 765-3100
                            -----------------------------
                 (Registrant's telephone number, including area code)

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

As of August 12, 1997, the registrant had 42,898,035 shares of Common Stock, $.01 par value, outstanding.

                                    GUESS ?, INC.
                                      FORM 10-Q
                                  TABLE OF CONTENTS

                                                                            Page
                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
            as of June 29, 1997 (Unaudited) and December 31, 1996. . . . . .  1

         Condensed Consolidated Statements of Earnings (Unaudited) -
            Second Quarter and Six Months ended June 29, 1997 and
            June 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . . .  3

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
            Six Months ended June 29, 1997 and June 30, 1996 . . . . . . . .  5

         Notes to Condensed Consolidated Financial Statements
            (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 2.  Management's discussion and analysis of financial condition and results of operations. . . . . . . . . . . . . . . . . . . . . . 12


                             PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 19

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . 20

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 20

Item 4.  Submission of Matters to Vote of Security Holders . . . . . . . . . 21

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 21

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 22

                            GUESS ?, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)
                                     (Unaudited)

                                     ASSETS

                                                                  June 29,       Dec 31,
                                                                    1997           1996*
                                                                   --------       --------
Current assets:
  Cash   . . . . . . . . . . . . . . . . . . . . . . . . .          $4,452         $8,800
  Short term investments . . . . . . . . . . . . . . . . .               0          4,401
  Receivables:
    Trade receivables, net of reserves . . . . . . . . . .          36,057         27,107
    Royalties. . . . . . . . . . . . . . . . . . . . . . .          16,354         15,613
    Other. . . . . . . . . . . . . . . . . . . . . . . . .           7,060          4,042
                                                                   --------       --------
                                                                    59,471         46,762
  Inventories. . . . . . . . . . . . . . . . . . . . . . .         103,501         79,489
  Prepaid expenses and other current assets. . . . . . . .          14,582         11,863
                                                                   --------       --------
      Total current assets . . . . . . . . . . . . . . . .         182,006        151,315
Property and equipment, at cost, net of accumulated
  depreciation and amortization. . . . . . . . . . . . . .          78,097         64,302
Long-term investments. . . . . . . . . . . . . . . . . . .          14,221          8,106
Other assets, at cost, net of accumulated amortization . .          22,933         15,583
                                                                   --------       --------
                                                                  $297,257       $239,306
                                                                   --------       --------
                                                                   --------       --------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of notes payable
   and long-term debt. . . . . . . . . . . . . . . . . . .            $915         $6,099
  Accounts payable . . . . . . . . . . . . . . . . . . . .          42,155         39,285
  Accrued expenses . . . . . . . . . . . . . . . . . . . .          21,719         24,935
  Income taxes payable . . . . . . . . . . . . . . . . . .             623          4,175
                                                                   --------       --------
      Total current liabilities. . . . . . . . . . . . . .          65,412         74,494
Notes payable and long-term debt, net of current
  installments . . . . . . . . . . . . . . . . . . . . . .         146,200        121,217
Other liabilities. . . . . . . . . . . . . . . . . . . . .          21,421          8,667
                                                                   --------       --------
                                                                   233,033        204,378

                                                                  June 29,        Dec 31,
                                                                    1997            1996
                                                                   --------       --------
Stockholders' equity:
  Preferred stock.  $.01 par value Authorized 10,000,000
    shares; no shares issued and outstanding . . . . . . .               -              -
  Common stock, $.01 par value. Authorized 150,000,000
    shares; issued 62,928,827 and 62,712,611,
    outstanding 42,898,035 and 42,681,819 shares at,
    June 29, 1997 and December 31, 1996, respectively,
    including 20,030,792 shares in Treasury. . . . . . . .             137            135
  Paid-in capital. . . . . . . . . . . . . . . . . . . . .         158,589        155,591
  Retained earnings. . . . . . . . . . . . . . . . . . . .          56,462         29,921
  Foreign currency translation adjustment. . . . . . . . .            (188)            57
  Treasury stock, 20,030,792 shares repurchased. . . . . .        (150,776)      (150,776)
                                                                   --------       --------
      Net stockholders' equity . . . . . . . . . . . . . .          64,224         34,928
                                                                   --------       --------
                                                                  $297,257       $239,306
                                                                   --------       --------
                                                                   --------       --------


    See accompanying notes to condensed consolidated financial statements.
                      *Condensed from Audited Balance Sheet

                           GUESS ?, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                       (in thousands, except per share data)
                                   (Unaudited)


                                                                    Second Quarter Ended            Six Months Ended
                                                                   -----------------------       -----------------------
                                                                   June 29,       June 30,       June 29,       June 30,
                                                                     1997           1996           1997           1996
                                                                   --------       --------       --------       --------
Net revenue:
  Product sales. . . . . . . . . . . . . . . . . . . . . .        $107,466       $108,836       $230,134       $232,111
  Net royalties. . . . . . . . . . . . . . . . . . . . . .          11,049         13,672         24,117         25,295
                                                                   --------       --------       --------       --------
                                                                   118,515        122,508        254,251        257,406
Cost of sales. . . . . . . . . . . . . . . . . . . . . . .          64,066         66,634        138,218        137,113
                                                                   --------       --------       --------       --------
Gross profit . . . . . . . . . . . . . . . . . . . . . . .          54,449         55,874        116,033        120,293
Selling, general & administrative expenses . . . . . . . .          37,695         37,597         72,426         72,829
Reorganization charge (note 5) . . . . . . . . . . . . . .               0          3,559              0          3,559
                                                                   --------       --------       --------       --------
      Earnings from operations . . . . . . . . . . . . . .          16,754         14,718         43,607         43,905
Non-operating income (expense):
  Interest, net. . . . . . . . . . . . . . . . . . . . . .          (3,187)        (3,742)        (6,413)        (7,291)
  Other, net . . . . . . . . . . . . . . . . . . . . . . .             (48)           173             71           (147)
                                                                   --------       --------       --------       --------
                                                                    (3,235)        (3,569)        (6,342)        (7,438)
      Earnings before income taxes and
       cumulative effect of change in
       accounting principle. . . . . . . . . . . . . . . .          13,519         11,149         37,265         36,467
Income taxes . . . . . . . . . . . . . . . . . . . . . . .           4,991            327         14,685          1,598
                                                                   --------       --------       --------       --------
Earnings before cumulative effect of
 change in accounting principle. . . . . . . . . . . . . .           8,528         10,822         22,580         34,869
Cumulative effect of change in accounting
 for product display fixtures, net of
 income tax expense of $2,707 (note 4) . . . . . . . . . .               0              0          3,961              0
                                                                   --------       --------       --------       --------
      Net earnings . . . . . . . . . . . . . . . . . . . .          $8,528        $10,822        $26,541        $34,869
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------

Supplemental pro forma financial information (note 2):
------------------------------------------------------
Earnings before income taxes, as presented . . . . . . . .                        $11,149                       $36,467
Pro forma provision for income taxes . . . . . . . . . . .                          4,426                        14,477
                                                                                  --------                      --------
Pro forma net earnings . . . . . . . . . . . . . . . . . .                         $6,723                       $21,990
                                                                                  --------                      --------
                                                                                  --------                      --------

                                                                    Second Quarter Ended            Six Months Ended
                                                                   -----------------------       -----------------------
                                                                   June 29,       June 30,       June 29,       June 30,
                                                                     1997           1996           1997           1996
                                                                   --------       --------       --------       --------

Earnings per share:
Earnings before cumulative effect of
 change in accounting principle (1996
 periods-pro forma, note 2). . . . . . . . . . . . . . . .           $0.20          $0.16          $0.53           0.53
Cumulative effect of change in accounting
 for product display fixtures (note 4) . . . . . . . . . .           $0.00          $0.00          $0.09          $0.00
                                                                   --------       --------       --------       --------
Net earnings (1996 periods-pro forma,
  note 2). . . . . . . . . . . . . . . . . . . . . . . . .           $0.20          $0.16          $0.62          $0.53
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------

Pro forma financial information assuming
 the new accounting method is retroactively applied:
----------------------------------------------------
   Pro forma net earnings. . . . . . . . . . . . . . . . .          $8,528         $6,868        $22,580        $22,279
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------
   Pro forma net earnings per share. . . . . . . . . . . .           $0.20          $0.17          $0.53          $0.54
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------

Weighted average common shares outstanding . . . . . . . .          42,898         41,412         42,898         41,412


     See accompanying notes to condensed consolidated financial statements.

                          GUESS ?, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)  (Unaudited)

                                                                     Six Months Ended
                                                                     ----------------
                                                                   June 29,       June 30,
                                                                     1997           1996
                                                                   --------       --------

Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . .       $26,541        $34,869
  Adjustments to reconcile net earnings to net cash used in
    operating activities:
    Depreciation and amortization of property and equipment.         9,383          8,379
    Amortization of deferred charges . . . . . . . . . . . .          (285)           669
    Amortization of deferred royalty income. . . . . . . . .          (109)             0
    Cumulative effect of change in accounting
       principle (note 4). . . . . . . . . . . . . . . . . .        (3,961)             0
    Loss (gain) on disposition of property and equipment . .          (351)           100
    Foreign currency translation adjustment. . . . . . . . .           (62)            33
    Minority interest. . . . . . . . . . . . . . . . . . . .             0            172
    Undistributed equity method earnings . . . . . . . . . .           (71)            (9)
    (Increase) decrease in:
      Receivables. . . . . . . . . . . . . . . . . . . . . .        (9,909)        (8,803)
      Inventories. . . . . . . . . . . . . . . . . . . . . .       (24,011)       (19,451)
      Prepaid expenses and other current assets. . . . . . .        (2,719)        (1,288)
      Other assets . . . . . . . . . . . . . . . . . . . . .         4,188            234
    Increase (decrease) in:
      Accounts payable . . . . . . . . . . . . . . . . . . .         2,869         (3,479)
      Accrued expenses . . . . . . . . . . . . . . . . . . .        (4,574)         5,367
      Income taxes payable . . . . . . . . . . . . . . . . .        (6,259)          (261)
                                                                   --------       --------
     Net cash provided by (used in) operating activities . .        (9,330)        16,532

Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . . . . . .       (17,409)        (7,986)
  Proceeds from the disposition of property and equipment. .         1,250            360
  Lease incentives granted . . . . . . . . . . . . . . . . .           757            261
  Acquisition of license . . . . . . . . . . . . . . . . . .        (2,148)             0
  Decrease in short-term investments . . . . . . . . . . . .         4,401              0
  Increase in long-term investments. . . . . . . . . . . . .        (1,485)             0
                                                                   --------       --------
     Net cash used in investing activities . . . . . . . . .       (14,634)        (7,365)

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt . . . . . .        75,735        105,943
  Repayments of notes payable and long-term debt . . . . . .       (55,936)       (76,510)
  Distributions to stockholders. . . . . . . . . . . . . . .             0        (39,600)
                                                                   --------       --------
     Net cash provided by (used in) financing activities . .        19,799        (10,167)

Effect of exchange rates changes on cash . . . . . . . . . .          (183)            25
Net decrease in cash . . . . . . . . . . . . . . . . . . . .        (4,348)          (975)
Cash, beginning of period. . . . . . . . . . . . . . . . . .         8,800          6,417
                                                                   --------       --------
Cash, end of period. . . . . . . . . . . . . . . . . . . . .        $4,452         $5,442
                                                                   --------       --------
                                                                   --------       --------

                                                                  June 29,        June 30,
                                                                    1997            1996
                                                                   --------       --------
Supplemental disclosures:

  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . .        $7,422         $6,926
    Income taxes . . . . . . . . . . . . . . . . . . . . . .        20,260          1,856


Supplemental disclosure of noncash investing activities:

During the six months ended June 29, 1997, the Company issued 216,216 shares of common stock with a value of $3.0 million in connection with the acquisition of a license.


     See accompanying notes to condensed consolidated financial statements.

                            GUESS ?, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 29, 1997

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of June 29, 1997, and the results of operations and cash flows for the six months ended June 29, 1997. Operating results for the second quarter and six months ended June 29, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

(3) Inventories

The components of inventory consist of the following (in thousands):

                                                       June 29,       Dec. 31,
                                                         1997           1996
                                                       --------       --------
                                                      (unaudited)
Raw materials. . . . . . . . . . . . . . . . . . .      $16,446        $12,563
Work in progress . . . . . . . . . . . . . . . . .       17,812         12,576
Finished goods . . . . . . . . . . . . . . . . . .       69,243         54,350
                                                       --------        -------
                                                       $103,501        $79,489
                                                       --------        -------
                                                       --------        -------

(4) Change in Accounting Principle

Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures will be capitalized and amortized over five years using the straight-line method. In prior years, these costs had been expensed as incurred. The Company believes that this new method will more closely match the long-term benefit that the product display fixtures provide with the expected future revenue from such fixtures. The new method has been applied retroactively to product display fixture acquisitions of prior years. The effect of the change on the second quarter and six months ended June 29, 1997 was to increase earnings by approximately $0.7 million and $0.9 million, respectively (or $0.02 and $0.02 per share, respectively), excluding the cumulative effect of the change in accounting principle. The cumulative effect of the change in accounting principle of $4.0 million (after reduction for income tax expense of $2.7 million) is included in earnings for the six months ended June 29, 1997.

(5) Reorganization Charge

In the second quarter of 1996, the Company recorded a provision of $3.6 million for certain non-recurring charges relating to the write-down to net realizable value of operating assets associated with the (i) disposal of two remote warehouse and production facilities, in contemplation of the public offering of 7,000,000 shares of the Company's common stock (the "Offering"), which were not expected to be used in the Company's operations after the Offering, and (ii) the net book loss incurred by the Company in connection with the sale of one of its aircraft in contemplation of the Offering; such aircraft sale was recorded in June 1996 and completed in July 1996.

The write-down to net realizable value related to the disposal of the warehouse and production facilities of $2.4 million is based upon the difference between the asset carrying value of $5.7 million and its then appraisal value of $3.9 million and the inclusion of a provision of $0.6 million for estimated disposal costs, comprised primarily of commissions, title fees and other customary real estate closing costs. The write-down related to the sale of the aircraft of $1.2 million is based upon the difference between the asset carrying value of $7.2 million and the sale price of $6.0 million. The estimated costs of disposal of the aircraft were immaterial. The two remote warehouse and production facilities are included in property and equipment at June 29, 1997.

The Company has not recorded the charge related to the warehouse and production facilities to be disposed of as a cumulative effect from the implementation of SFAS No. 121 recorded net of tax, because the effect of such implementation is immaterial to the consolidated financial statements.

(6) Pro Forma Results of Operations

The following table sets forth pro forma operating results for the periods indicated. Pro forma operating results reflect adjustments to the 1996 second quarter and six month operating results for (i) the elimination of salaries and bonuses paid to Maurice, Paul and Armand Marciano ("the Principal Executive Officers") in excess of an aggregate of $4.9 million per year (the aggregate salaries and bonuses to be paid to the Principal Executive Officers under their respective employment agreements which became effective concurrently with the consummation of the Company's initial public offering ("IPO")) resulting in a decrease in compensation expense of $0.9 million and $2.2 million, respectively,
(ii) the decrease in depreciation and operating costs of $0.6 million and $1.2 million, respectively, associated with an aircraft owned by the Company which was sold in contemplation of the IPO, (iii) the elimination of the minority interest in Guess Europe, BV and Guess Italia, S.r.l. through the merger of Marciano International with and into the Company in connection with the IPO, resulting in the inclusion in net earnings of ($0.2) million and $0.2 million, respectively, which had previously been recorded as minority interest and (iv) adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

For comparison purposes only, earnings per share and weighted average common shares outstanding have been calculated on a fully-diluted basis, whereby all of the shares outstanding immediately following the completion of the IPO and after giving effect to the S corporation distribution in connection therewith were considered to be outstanding at June 30, 1996. 1997 shares are the weighted average of actual shares outstanding during the second quarter and six months periods ended June 29, 1997. Summarized below is the pro forma financial information for the second quarter and six months ended June 29, 1997 and June 30, 1996 (in thousands, except per share data):

                                                              Second Quarter Ended            Six Months Ended
                                                             -----------------------       -----------------------
                                                             June 29,       June 30,       June 29,       June 30,
(Unaudited)                                                    1997           1996           1997           1996
                                                              --------      --------       --------       --------

Net revenue:
  Product sales. . . . . . . . . . . . . . . . . . . . . .   $107,466       $108,836       $230,134       $232,111
  Net royalties. . . . . . . . . . . . . . . . . . . . . .     11,049         13,672         24,117         25,295
                                                             --------       --------       --------       --------
                                                              118,515        122,508        254,251        257,406
Cost of sales. . . . . . . . . . . . . . . . . . . . . . .     64,066         66,634        138,218        137,113
                                                             --------       --------       --------       --------
Gross profit . . . . . . . . . . . . . . . . . . . . . . .     54,449         55,874        116,033        120,293
Selling, general & administrative expenses . . . . . . . .     37,695         36,070         72,426         69,463
                                                             --------       --------       --------       --------
  Earnings from operations before
    reorganization charge. . . . . . . . . . . . . . . . .     16,754         19,804         43,607         50,830
Reorganization charge (note 5) . . . . . . . . . . . . . .          0          3,559              0          3,559
                                                             --------       --------       --------       --------
  Earnings from operations after
    reorganization charge. . . . . . . . . . . . . . . . .     16,754         16,245         43,607         47,271
Non-operating income (expense):
  Interest, net. . . . . . . . . . . . . . . . . . . . . .     (3,187)        (3,742)        (6,413)        (7,291)
  Other, net . . . . . . . . . . . . . . . . . . . . . . .        (48)             4             71             13
                                                             --------       --------       --------       --------
                                                               (3,235)        (3,738)        (6,342)        (7,278)
      Earnings before income taxes and
       cumulative effect of change in
       accounting principle. . . . . . . . . . . . . . . .     13,519         12,507         37,265         39,993
Income taxes . . . . . . . . . . . . . . . . . . . . . . .      4,991          4,965         14,685         15,877
                                                             --------       --------       --------       --------
Earnings before cumulative effect of
 change in accounting principle. . . . . . . . . . . . . .      8,528          7,542         22,580         24,116
Cumulative effect of change in accounting
 for product display fixtures, net of
 income tax expense of $2,707 (note 4) . . . . . . . . . .          0              0          3,961              0
                                                             --------       --------       --------       --------
      Net earnings . . . . . . . . . . . . . . . . . . . .     $8,528         $7,542        $26,541        $24,116
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------

Earnings per share:
Earnings before cumulative effect of
 change in accounting principle (1996
 periods-pro forma, note 2). . . . . . . . . . . . . . . .      $0.20          $0.18          $0.53           0.57
Cumulative effect of change in accounting
 for product display fixtures (note 4) . . . . . . . . . .      $0.00          $0.00          $0.09          $0.00
                                                             --------       --------       --------       --------
Net earnings (1996 periods-pro forma,
  note 2). . . . . . . . . . . . . . . . . . . . . . . . .      $0.20          $0.18          $0.62          $0.57
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------

Weighted average common shares outstanding . . . . . . . .     42,898         42,682         42,898         42,682


        See accompanying notes to condensed consolidated financial statements.

(7) Disposition of Assets

In May, 1997, the Company sold substantially all of the assets and liabilities of Guess? Italia, S.r.l., a wholly owned subsidiary, to Maco Apparel, S.p.a. ("Maco") at net book value. In connection with this sale, the Company also purchased a 10% ownership interest in Maco and entered into an approximate 10-year licensing agreement with Maco granting it the right to manufacture and distribute mens and womens apparel, which bear the Guess trademark, in certain parts of Europe. This licensing agreement provides for technical assistance fees aggregating $13.9 million, to be paid to the Company over the next four years, in additional to royalty fees.

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

Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe," "expect," "anticipate," "optimistic," "intend," "aim," "will" or similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of which they are made. The registrant undertakes no obligation to update publicly or revise any forward-looking statements. Reference is hereby made to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for a discussion of important factors that could cause actual results to differ materially from the forward-looking statements.

OVERVIEW

The Company derives its net revenue from the sale of Guess men's and women's apparel worldwide to wholesale customers and distributors, from the sale of Guess men's and women's apparel and its licensees' products through the Company's network of retail and factory outlet stores primarily in the United States and from net royalties from worldwide licensing activities.

In May, 1997, the Company sold substantially all of the assets and liabilities of Guess? Italia, S.r.l., a wholly owned subsidiary, to Maco Apparel, S.p.a. ("Maco") at net book value. In connection with this sale, the Company also purchased a 10% ownership interest in Maco and entered into an approximate 10-year licensing agreement with Maco granting it the right to manufacture and distribute mens and womens apparel, which bear the Guess trademark, in certain parts of Europe. This licensing agreement provides for technical assistance fees aggregating $13.9 million, to be paid to the Company over the next four years, in additional to royalty fees.

Since July 1996, the Company has been the subject of a corporate campaign (limited picketing, negative media, etc.; See also Legal Proceedings) by the Union of Needletrades, Industrial & Textile Employees ("UNITE"). There can be no assurance that such corporate campaign, over time, will not have a material adverse effect on the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

NET REVENUE. Net revenue decreased $4.0 million or 3.3% to $118.5 million in the second quarter ended June 29, 1997 from $122.5 million in the second quarter ended June 30, 1996. Net revenue from wholesale operations decreased $2.0 million or 3.4% to $59.6 million from $61.8 million, due principally to decreased domestic sales of $2.4 million, partially offset by a $0.4 million increase in sales outside the United States. The Company's domestic sales declined primarily as a result of lower off-price revenue. This decline was partially offset by a 4.6% increase in full-price revenue, despite lower average selling prices and increased competition. Net revenue from retail operations increased $0.7 million or 1.5% to

$47.9 million from $47.2 million, primarily attributable to increased volume generated by new store openings, partially offset by a 7.7% decrease in comparable store net revenue. The decline in comparable store net revenue was primarily attributable to sluggish market conditions experienced in the factory outlet stores and a loss of merchandise resulting from a factory fire (which was fully insured) at an overseas contractor. Net royalties decreased $2.7 million or 19.2% in the second quarter ended June 29, 1997 to $11.0 million from $13.7 million in the second quarter ended June 30, 1996. This decrease was primarily due to the loss of revenue related to the buyback of the Knitwear license agreement and non-recurring technical assistance fees recorded in the second quarter of 1996. Net revenue from international operations comprised 9.6% and 8.6% of the Company's net revenue during the second quarter of 1997 and 1996, respectively.

Net revenue decreased $3.1 million or 1.2% to $254.3 million in the six months ended June 29, 1997 from $257.3 million in the six months ended June 30, 1996. Net revenue from wholesale operations decreased $4.9 million or 3.3% to $139.9 million from $144.8 million, due principally to decreased domestic sales of $9.3 million, partially offset by a $4.4 million increase in sales outside the United States. The Company's domestic sales declined primarily as a result of increased competition in branded basic denim apparel, lower average selling prices and a decline in off-price revenue. Net revenue from retail operations increased $2.9 million or 3.3% to $90.3 million from $87.3 million, primarily attributable to increased volume generated by new store openings, partially offset by a 4.1% decrease in comparable store net revenue. The decline in comparable store net revenue was primarily attributable to production delays related to fabric and start-up programs in the first quarter of 1997 and the aforementioned contractor factory fire, as well as sluggish second quarter 1997 market conditions experienced in the factory outlet stores. Net royalties decreased $1.2 million or 4.7% in the six months ended June 29, 1997 to $24.1 million from $25.3 million in the six months ended June 30, 1996. This decrease was primarily due to non-recurring technical assistance fees recorded in the second quarter of 1996. Net revenue from international operations comprised 13.7% and 11.3% of the Company's net revenue during the first six months of 1997 and 1996, respectively.

GROSS PROFIT. Gross profit decreased 2.6% to $54.4 million in the second quarter ended June 29, 1997 from $55.9 million in the second quarter ended June 30, 1996. The decrease in gross profit resulted from decreased net revenue from product sales and net royalties. Gross profit from product sales increased 2.8% to $43.4 million in the second quarter ended June 29, 1997 from $42.2 million in the second quarter ended June 30, 1996. As a percentage of net revenue, gross profit increased to 45.9% in the second quarter ended June 29, 1997 as compared to 45.6% in the second quarter ended June 30, 1996. Gross profit from product sales as a percentage of net revenue from product sales increased to 40.4% in the second quarter ended June 29, 1997 from 38.8% in the second quarter ended June 30, 1996. This increase was primarily the result of a higher gross profit rate in the wholesale business, partially offset by a lower gross profit rate in the retail store operations. The higher gross profit rate in the wholesale business primarily resulted from improved product sourcing, as well as a favorable merchandise mix resulting from lower off-price revenue (which generally carries a lower gross profit rate). The lower gross profit rate in the retail store operations resulted primarily from fixed store occupancy costs being spread over a lower revenue base in the 1997 period.

Gross profit decreased 3.5% to $116.0 million in the six months ended June 29, 1997 from $120.3 million in the six months ended June 30, 1996. The decrease in gross profit resulted from decreased net revenue from product sales and decreased net royalties. Gross profit from product sales decreased 3.2% to $91.9 million in the six months ended June 29, 1997 from $95.0 million in the six months ended June 30, 1996. As a percentage of net revenue, gross profit decreased to 45.6% in the six months ended June 29, 1997 as compared to 46.7% in the six months ended June 30, 1996. Gross profit from product sales as a percentage of net revenue from product sales decreased to 39.9% in the six months ended June 29, 1997 from 40.9% in the six months ended June 30, 1996. This decrease is principally due to the lower gross profit rate in the retail store operations, resulting primarily from fixed store occupancy costs being spread over a lower revenue base in the 1997 period.

SG&A EXPENSES. Selling, general and administrative ("SG&A") expenses remained relatively flat in the second quarter ended June 29, 1997 at $37.7 million, or 31.8% of net revenue, compared to $37.6 million, or 30.7% of net revenue, in the second quarter ended June 30, 1996. SG&A expenses decreased 0.6% in the six months ended June 29, 1997 to $72.4 million, or 28.5% of net revenue, from $72.8 million, or 28.3% of net revenue, in the six months ended June 30, 1996. On a pro forma basis, SG&A expenses increased 4.5% in the second quarter ended June 29, 1997 to $37.7 million, or 31.8% of net revenue, from $36.1 million, or 29.4% of net revenue, in the second quarter ended June 30, 1996. This increase was principally due to an increase in general and administrative costs related to the expansion of the retail division and certain one-time costs associated with the disposition of Guess Italia. On a pro forma basis, SG&A expenses increased 4.3% in the six months ended June 29, 1997 to $72.4 million, or 28.5% of net revenue, from $69.5 million, or 27.0% of net revenue, in the six months ended June 30, 1996. This increase was principally due to an increase in general and administrative costs related to the expansion of the retail division and certain one-time costs associated with the disposition of Guess Italia, as well as increased sample development costs. As a percentage of net revenue, the increases in SG&A expenses for both periods were the result of fixed expenses being spread over a lower revenue base in the 1997 period.

EARNINGS FROM OPERATIONS BEFORE REORGANIZATION CHARGE. Earnings from operations decreased 8.3% to $16.7 million, or 14.1% of net revenue in the second quarter ended June 29, 1997, from $18.3 million, or 14.9% of net revenue, in the second quarter ended June 30, 1996. Earnings from operations before reorganization charge decreased 8.1% to $43.6 million, or 17.2% of net revenue in the six months ended June 29, 1997, from $47.5 million, or 18.4% of net revenue, in the six months ended June 30, 1996. On a pro forma basis, earnings from operations before reorganization charge decreased 15.4% to $16.7 million, or 14.1% of net revenue, in the second quarter ended June 29, 1997, from $19.8 million, or 16.2% of net revenue, in the second quarter ended June 30, 1996. The pro forma decline was primarily attributable to lower net royalties and increased SG&A expenses, partially offset by an increase in gross margin from product sales. On a pro forma basis, earnings from operations before reorganization charge decreased 14.2% to $43.6 million, or 17.2% of net revenue, in the six months ended June 29, 1997, from $50.8 million, or 19.7% of net revenue, in the six months ended June 30, 1996. This pro forma decline was primarily attributable to the decrease in gross profit, as well as increased SG&A expenses.

REORGANIZATION CHARGE. In connection with the IPO on August 7, 1996, in the second quarter of 1996, the Company recorded reserves totaling $3.6 million for certain non-recurring charges related to the write-downs of operating assets to be disposed of, which included: (i) the disposal of two remote warehouse and production facilities not expected to be used in the Company's operations after the IPO, resulting in a net book loss of $2.4 million, and (ii) the net book loss of $1.2 million incurred by the Company in connection with the sale of one of its aircraft. The above charges are based upon the net book value of the related assets as of June 30, 1996.

EARNINGS FROM OPERATIONS AFTER REORGANIZATION CHARGE. Earnings from operations increased 13.8% to $16.7 million, or 14.1% of net revenue in the second quarter ended June 29, 1997, from $14.7 million, or 12.0% of net revenue, in the second quarter ended June 30, 1996. Earnings from operations decreased 0.7% to $43.7 million, or 17.2% of net revenue in the six months ended June 29, 1997, from $43.9 million, or 17.1% of net revenue, in the six months ended June 30, 1996. On a pro forma basis, earnings from operations increased 3.1% to $16.7 million, or 14.1% of net revenue, in the second quarter ended June 29, 1997, from $16.2 million, or 13.3% of net revenue, in the second quarter ended June 30, 1996. On a pro forma basis, earnings from operations decreased 7.8% to $43.6 million, or 17.2% of net revenue, in the six months ended June 29, 1997, from $47.2 million, or 18.4% of net revenue, in the six months ended June 30, 1996.

INTEREST EXPENSE, NET. Net interest expense decreased 14.8% to $3.2 million in the second quarter ended June 29, 1997 from $3.7 million in the second quarter ended June 30, 1996. This decrease primarily resulted from lower outstanding debt and a lower average effective interest rate in the 1997 period. For the second quarter ended June 29, 1997, the average debt balance was $144.1 million, with an average effective interest rate of 8.9%. For the second quarter ended June 30, 1996, the average debt balance was $154.6 million, with an average effective interest rate of 9.2%. Net interest expense decreased 12.0% to $6.4 million in the six months ended June 29, 1997 from $7.3 million in the six months ended June 30, 1996, resulting from lower outstanding debt. For the six months ended June 29, 1997, the average debt balance was $137.8 million, with an average effective interest rate of 9.3%. For the six months ended June 30, 1996, the average debt balance was $149.3 million, with an average effective interest rate of 9.3%.

INCOME TAXES. Prior to the IPO (which occurred during August 1996), for Federal and certain state income tax purposes, the Company elected to be treated as an S corporation and, therefore, generally was not subject to income tax on its earnings. The Company's income taxes, which represent state income and franchise taxes and foreign taxes, plus Federal income taxes in the 1997 period, were $5.0 million in the second quarter ended June 29, 1997 and $0.3 million in the second quarter ended June 30, 1996. Income taxes were $14.7 million in the six months ended June 29, 1997 and $1.6 million in the six months ended June 30, 1996. The Company's S corporation status was terminated in connection with the IPO and, therefore, the Company is now fully subject to Federal, state and foreign income taxes. On a pro forma basis, income taxes were $5.0 million in the second quarter ended June 29, 1997 and $5.0 million in the second quarter ended June 30, 1996. On a pro forma basis, income taxes were $14.7 million in the six months ended June 29, 1997 and $15.9 million in the six months ended June 30, 1996.

NET EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Net earnings before the net cumulative effect of change in accounting principle decreased 21.3% to $8.5 million, or 7.2% of net revenue, in the second quarter ended June 29, 1997, from $10.8 million, or 8.8% of net revenue, in the second quarter ended June 30, 1996. Net earnings before the net cumulative effect of change in accounting principle decreased 35.2% to $22.6 million, or 8.9% of net revenue, in the six months ended June 29, 1997, from $34.9 million, or 13.5% of net revenue, in the six months ended June 30, 1996. On a pro forma basis, net earnings before cumulative effect of change in accounting principle increased 13.1% to $8.5 million, or 7.2% of net revenue, in the second quarter ended June 29, 1997, from $7.6 million, or 6.2% of net revenue, in the second quarter ended June 30, 1996. On a pro forma basis, net earnings before the net cumulative effect of change in accounting principle decreased 6.4% to $22.6 million, or 8.9% of net revenue, in the six months ended June 29, 1997, from $24.1 million, or 9.4% of net revenue, in the six months ended June 30, 1996.

NET CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures will be capitalized and amortized over five years using the straight-line method. In prior years, these costs had been expensed as incurred. The Company believes that this new method will more closely match the long-term benefit that the product display fixtures provide with the expected future revenue from such fixtures. The new method has been applied retroactively to product display fixture acquisitions of prior years. The effect of the change on the second quarter and six months ended June 29, 1997 was to increase earnings by approximately $0.7 million and $0.9 million, respectively (or $0.02 and $0.02 per share, respectively), excluding the cumulative effect of the change in accounting principle. The cumulative effect of the change in accounting principle of $4.0 million (after reduction for income tax expense of $2.7 million) is included in earnings for the six months ended June 29, 1997.

NET EARNINGS. Net earnings decreased 21.2% to $8.5 million, or 7.2% of net revenue, in the second quarter ended June 29, 1997, from $10.8 million, or 8.8% of net revenue, in the second quarter ended June 30, 1996. Net earnings decreased 23.9% to $26.6 million, or 10.4% of net revenue, in the six months ended June 29, 1997, from $34.9 million, or 13.5% of net revenue, in the six months ended June 30, 1996. On a pro forma basis, net earnings increased 13.1% to $8.5 million, or 7.2% of net revenue, in the second quarter ended June 29, 1997, from $7.6 million, or 6.2% of net revenue, in the second quarter ended June 30, 1996. This increase was primarily the result of a reorganization charge recorded in the second quarter of 1996, partially offset by lower revenue and higher SG&A expenses in the 1997 period. On a pro forma basis, net earnings increased 10.1% to $26.5 million, or 10.4% of net revenue, in the six months ended June 29, 1997, from $24.1 million, or 9.4% of net revenue, in the six months ended June 30, 1996. This increase was primarily the result of the change in accounting principle, partially offset by lower net revenue and increased SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily upon internally generated funds, trade credit and bank borrowings to finance its operations and expansion. At June 29, 1997, the Company had working capital of $116.6 million compared to $76.8 million at December 31, 1996. The $39.8 million increase in working capital was due principally to a $12.7 million increase in receivables and a $24.0 million increase in inventories. The increase in receivables resulted primarily from seasonal changes in volume. The increase in inventories resulted primarily from seasonal changes in volume, early receipts of inventory related to the Key Items Program and new retail store additions.

The Company's Credit Agreement provides for a $100.0 million revolving credit facility which includes a $20.0 million sublimit for letters of credit. As of June 29, 1997, the Company had $41.2 million in outstanding borrowings under the revolving credit facility and outstanding letters of credit of $8.0 million. As of June 29, 1997, the Company had $50.8 million available for future borrowings under such facility. The revolving credit facility will expire in December 1999. In addition to this revolving credit facility, the Company also has a $25.0 million letter of credit facility. As of June 29, 1997, the Company had $22.5 million outstanding under this facility.

Capital expenditures, net of lease incentives granted, totaled $16.6 million in the six months ended June 29, 1997. The Company estimates that its capital expenditures for fiscal 1997 will be approximately $45.0 million, primarily for the expansion of its retail stores and operations.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 1997, including retail expansion plans and interest on the Company's Senior Subordinated Notes, primarily with cash flow from operations, supplemented, if necessary, by borrowings under its revolving Credit Agreement.

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

                              PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

Litigation

On August 7, 1996, a class action complaint naming the Company and certain of its independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, titled as Brenda Figueroa et. al. v. Guess ?, Inc. et. al. (Case No. BC 155 165) (the "State Case"). The State Case was remanded to the United State District Court for the Central District of California (Case No. 96-5484HLH (JGX)) (the "Federal Case"). Both cases sought damages and injunctive relief, and alleged, among other things, that the defendants' practices with respect to the employees of such independent contractors have violated various federal and state labor laws and regulations. Certain components of the complaint have been remanded back to State Court, resulting in two litigation cases. In the Federal Case, plaintiffs claimed that the Company's independent contractors violated the Federal Fair labor Standards Act ("FLSA") by failing to pay minimum wage and overtime in accordance with the FLSA. On July 14, 1997, the Federal Court dismissed the entirety of the Federal Case but for one plaintiff, and dismissal of the remainder of the case is anticipated. In the State Case, also a purported class action, plaintiffs assert claims for violation of state wage and hour laws, wrongful discharge, breach of contract, and certain counts of negligence arising out of the Company's relationship with its independent contractors and actions taken by the Company's independent contractors with respect to the employees of such independent contractors. In the State Case, plaintiffs also allege that the Company breached its agreement with the United States Department of Labor regarding the monitoring of its independent contractors. Plaintiffs contend that the Company is liable for its contractors' violations because it is a "joint employer" with its independent contractors.

The Union of Needletrades, Industrial & Textile Employees ("UNITE") has filed with the National Labor Relations Board ("NLRB") several charges that the Company has engaged and is engaging in unfair labor practices within the meaning of the National Labor Relations Act ("NLRA"). In cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648, UNITE has alleged that the senior management of the Company unlawfully discharged certain employees because of certain union activities and unlawfully threatened and coerced employees in the exercise of their rights under Section 7 of the NLRA. In an agreement with the NLRB, the Company agreed to reinstate all of the employees allegedly unlawfully discharged because of their union activities and agreed to pay them back wages which aggregate approximately $70,000. The settlement also provides for the posting of a notice for 60 days at the Company stating that the matter has been settled and that the Company agrees to comply with the NLRA. The notice has a non-admission clause concerning liability. Prior to the payment of the back wages, UNITE filed an additional unfair labor practice charge with the NLRB (No. 21-CA-31807). In this charge, UNITE alleges that the Company has unlawfully threatened to move its production to Mexico and elsewhere outside the United States thus unlawfully interfering with the organizing campaign at the Company's headquarters, and has unlawfully ceased doing business with independent contractors at which ongoing union organizing campaigns are being conducted. This charge also alleges that the Company has violated the settlement agreement in cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648 by making such threats. Charge No. 21-CA-31807 is currently under investigation by the NLRB, however the General Counsel of the NLRB has indicated to the Company that the NLRB intends to issue a complaint in this case. The Company has been informed by the NLRB that the NLRB is evaluating several legal theories on which to bring the complaint including, but not limited to, the theory that the Company is a joint employer. The NLRB has also indicated that in the absence of a "joint employer" finding, the complaint may be brought on a theory that the Company has violated the NLRA by terminating contractual relationships with certain contractors and/or providing a lesser amount of work to certain contractors based on the contractors being subject to union organizing efforts by UNITE. The NLRB has also indicated the possibility of pursuing a theory that the Company is involved in an integrated production effort with its contractors and is therefore liable for the loss of contractor employee jobs.

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

In addition to the above cases, UNITE has filed a series of unfair labor practice charges against the Company and related parties. In Case No. 31-CA-22380, UNITE is seeking fees and costs for having to defend certain causes of actions filed against UNITE by the Company. On June 19, 1997 (No. 21-CA-32106), UNITE filed with the NLRB charges that the Company, one of the Company's independent contractors, the law firm of Mitchell Silberberg & Knupp and certain employees of the Company and Mitchell, Silberberg & Knupp, acting in concert with each other interfered with the employees of the independent contractors in the exercise of such employees' Section 7 rights under the NLRA respecting the enforcement of wage and hour laws. In another action filed on June 30, 1997 (No. 21-CA-32131), UNITE filed with the NLRB charges alleging that the Company and its President, Paul Marciano, have restrained, coerced, and interfered with the Company's employees rights under Section 7 of the NLRA by engaging in certain unlawful conduct including, without limitation: (a) breaching the Settlement Agreement in cases 21-CA-31524, 21-CA-31565 and 21-CA-31648; (b) organizing anti-union demonstrations; and (c) bestowing certain benefits to Company supporters while denying similar benefits to UNITE supporters.

The Company believes that the outcome of one or more of the above cases could have a material adverse effect on the Company's financial condition and results of operations.

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

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Stockholders was held on May 28, 1997.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the management's nominee as listed in the proxy statement. The nominee was elected.

(c) The matters voted at the Annual Meeting the results were as follows:

    (1) To elect the Class I Director to serve as such until the 2000 Annual Meeting of Stockholders and until his successor has been elected and qualified.

                                       For            Withheld
                                       ---            --------
               Armand Marciano     41,990,268          46,722

         To ratify the selection of KPMG Peat Marwick LLP to serve as independent certified public accountants for the year ended December 31, 1997.

                  For                Against               Abstain
                  ---                -------               -------
               41,999,921             21,076                15,993

ITEM 5.  Other Information

On May 28, 1997, Robert C. Davis was appointed to the Company's Board of Directors. Mr. Davis, age 50, is the former President and Chief Operating Officer of St. John Knits. Following his resignation in April 1996 for family reasons, Mr. Davis has remained active at St. John in his capacity of consultant to the Chairman and Founder, Bob Gray. Mr. Davis, a director of St. John Knits since 1984, became President of the Company in 1992 and served as Chief Operating Officer and Secretary since 1988. From 1980 to 1988, Mr. Davis held various other administrative positions ending with Vice President
- Operations. Prior to that, Mr. Davis was a partner in a Chicago area law firm where he handled corporate, labor and litigation matters from 1973 to 1980. Mr. Davis currently serves on the Corporate Board of Kent Manufacturing in South Carolina.

ITEM 6.  Exhibits and Reports on Form 8-K

a)  Exhibits:

Exhibit
Number                               Description
-------                              -----------

3.1.          Restated Certificate of Incorporation.(1)

3.2.          Bylaws of the Registrant.(1)

4.1. Indenture, dated August 23, 1993, between the Registrant and First Trust National Association, as Trustee.(2)

4.2. First Supplemental Indenture, dated August 23, 1993, between the Registrant and First Trust National Association, as Trustee.(1)

4.3.          Specimen stock certificate.(1)

10.32.* First Amendment and Waiver to Amended and Restated Revolving Credit Agreement by and between the Registrant and BankBoston, NA, F/K/A The First National Bank of Boston, Sanwa Bank California and the Financial Institutions Party hereto.

27.1.*        Financial Data Schedule

-----------------------------
*             Filed herewith.

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.

(2) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-69236) originally filed by the Company on September 22, 1993.


b)  Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended June 29, 1997.

                                      SIGNATURES

Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GUESS ?, INC.


Date:  August 12, 1997       By:  /s/ Maurice Marciano
                                  --------------------------------
                                  Maurice Marciano
                                  Chairman of the Board, Chief Executive
                                  Officer and Director (Principal Executive
                                  Officer)


Date:  August 12, 1997       By:  /s/ Roger Williams
                                  --------------------------------
                                  Roger Williams
                                  Executive Vice President and Chief
                                  Financial Officer (Principal Financial
                                  Officer)