Form 10-Q
period 1997-09-28
GUESS INC ET AL/CA/
filed 1997-11-12
CIK 912463

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

                                      (MARK ONE)

        /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934

                  For the quarterly period ended September 28, 1997

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

                        Yes  X    No
                            ----     ----

As of November 12 1997, the registrant had 42,898,035 shares of Common Stock, $0.01 par value, outstanding.

                                    GUESS ?, INC.
                                      FORM 10-Q
                                  TABLE OF CONTENTS

                                                                            Page
                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
              as of September 28, 1997 (unaudited) and December 31, 1996......1

         Condensed Consolidated Statements of Earnings (unaudited) -
              Third Quarter and Nine Months ended September 28, 1997
              and September 29, 1996..........................................3

         Condensed Consolidated Statements of Cash Flows (unaudited) -
              Nine Months ended September 28, 1997 and September 29, 1996.....5

         Notes to Condensed Consolidated Financial Statements (unaudited).....7

Item 2.  Management's discussion and analysis of financial condition and results of operations..........................................12

                             PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings...................................................19

Item 2.  Changes in Securities...............................................22

Item 3.  Defaults Upon Senior Securities.....................................22

Item 4.  Submission of Matters to Vote of Security Holders...................22

Item 5.  Other Information...................................................22

Item 6.  Exhibits and Reports on Form 8-K....................................23

                            GUESS ?, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)
                                     (unaudited)

                                        ASSETS
                                                               Sep 28,   Dec 31,
                                                                 1997     1996*
                                                              --------  --------
Current assets:
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . .    $6,556    $8,800
     Short term investments. . . . . . . . . . . . . . . . .         0     4,401
     Receivables:
         Trade receivables, net of reserves. . . . . . . . .    41,101    27,107
         Royalties . . . . . . . . . . . . . . . . . . . . .    17,207    15,613
         Other . . . . . . . . . . . . . . . . . . . . . . .     5,458     4,042
                                                              --------  --------
                                                                63,766    46,762
     Inventories . . . . . . . . . . . . . . . . . . . . . .   105,864    79,489
     Prepaid expenses and other current assets . . . . . . .    17,165    11,863
                                                              --------  --------
           Total current assets. . . . . . . . . . . . . . .   193,351   151,315
Property and equipment, at cost, net of accumulated
  depreciation and amortization. . . . . . . . . . . . . . .    88,834    64,302
Long-term investments. . . . . . . . . . . . . . . . . . . .    14,234     8,106
Other assets, at cost, net of accumulated amortization . . .    16,660    15,583
                                                              --------  --------
                                                              $313,079  $239,306
                                                              ========  ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of notes payable
   and long-term debt. . . . . . . . . . . . . . . . . . . .      $674    $6,099
  Accounts payable . . . . . . . . . . . . . . . . . . . . .    40,939    39,285
  Accrued expenses . . . . . . . . . . . . . . . . . . . . .    20,701    24,935
  Income taxes payable . . . . . . . . . . . . . . . . . . .         0     4,175
                                                              --------  --------
      Total current liabilities. . . . . . . . . . . . . . .    62,314    74,494
Notes payable and long-term debt, net of current
  installments . . . . . . . . . . . . . . . . . . . . . . .   164,300   121,217
Other liabilities. . . . . . . . . . . . . . . . . . . . . .     9,137     8,667
                                                              --------  --------
                                                               235,751   204,378

                            GUESS ?, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)
                                     (unaudited)
(continued)

                                                               Sep 28,   Dec 31,
                                                                1997     1996*
                                                              --------  --------
Stockholders' equity:
  Preferred stock.  $0.01 par value. Authorized 10,000,000
    shares; no shares issued and outstanding . . . . . . .         -          -
  Common stock, $0.01 par value. Authorized 150,000,000
    shares; issued 62,928,827 and 62,712,611,
    outstanding 42,898,035 and 42,681,819 shares at,
    September 28, 1997 and December 31, 1996, respectively,
    including 20,030,792 shares in Treasury. . . . . . . .        137       135
  Paid-in capital. . . . . . . . . . . . . . . . . . . . .    158,589   155,591
  Retained earnings. . . . . . . . . . . . . . . . . . . .     69,569    29,921
  Foreign currency translation adjustment. . . . . . . . .       (191)       57
  Treasury stock, 20,030,792 shares repurchased. . . . . .   (150,776) (150,776)
                                                             --------  --------
      Net stockholders' equity . . . . . . . . . . . . . .     77,328    34,928
                                                             --------  --------
                                                             $313,079  $239,306
                                                             ========  ========

        See accompanying notes to condensed consolidated financial statements.
                        *Condensed from Audited Balance Sheet

                            GUESS ?, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except per share data)
                                     (unaudited)

                                                               Third Quarter Ended         Nine Months Ended
                                                               -------------------      ---------------------
                                                               Sep 28,      Sep 29,      Sep 28,      Sep 29,
                                                                1997         1996         1997         1996
                                                              --------     --------     --------     --------
Net revenue:
  Product sales. . . . . . . . . . . . . . . . . . . .        $126,978     $139,511     $357,112     $371,622
  Net royalties. . . . . . . . . . . . . . . . . . . .          15,464       14,987       39,581       40,282
                                                              --------     --------     --------     --------
                                                               142,442      154,498      396,693      411,904
Cost of sales. . . . . . . . . . . . . . . . . . . . .          78,068       84,284      216,286      221,397
                                                              --------     --------     --------     --------
Gross profit . . . . . . . . . . . . . . . . . . . . .          64,374       70,214      180,407      190,507
Selling, general & administrative expenses . . . . . .          39,250       39,490      111,676      112,319
Reorganization charge (note 5) . . . . . . . . . . . .               0            0            0        3,559
                                                              --------     --------     --------     --------
      Earnings from operations . . . . . . . . . . . .          25,124       30,724       68,731       74,629
Non-operating income (expense):
  Interest, net. . . . . . . . . . . . . . . . . . . .          (3,480)      (3,843)      (9,893)     (11,134)
  Other, net . . . . . . . . . . . . . . . . . . . . .              55         (618)         126         (765)
                                                              --------     --------     --------     --------
                                                                (3,425)      (4,461)      (9,767)     (11,899)
      Earnings before income taxes and
       cumulative effect of change in
       accounting principle. . . . . . . . . . . . . .          21,699       26,263       58,964       62,730
Income taxes . . . . . . . . . . . . . . . . . . . . .           8,593        5,925       23,278        7,523
                                                              --------     --------     --------     --------
Earnings before cumulative effect of
 change in accounting principle. . . . . . . . . . . .          13,106       20,338       35,686       55,207
Cumulative effect of change in accounting
 for product display fixtures, net of
 income tax expense of $2,707 (note 4) . . . . . . . .               0            0        3,961            0
                                                              --------     --------     --------     --------
      Net earnings . . . . . . . . . . . . . . . . . .         $13,106      $20,338      $39,647      $55,207
                                                              ========     ========     ========     ========

Supplemental pro forma financial information, 1996 periods (note 2):
--------------------------------------------------------------------
Earnings before income taxes, as presented . . . . . .                      $26,263                   $62,730
Pro forma provision for income taxes . . . . . . . . .                       10,637                    25,092
                                                                           --------                  --------
Pro forma net earnings . . . . . . . . . . . . . . . .                      $15,626                   $37,638
                                                                           ========                  ========

                            GUESS ?, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except per share data)
                                     (unaudited)


(continued)

                                                               Third Quarter Ended        Nine Months Ended
                                                              ---------------------     ---------------------
                                                               Sep 28,      Sep 29,      Sep 28,      Sep 29,
                                                                1997         1996         1997         1996
                                                              --------     --------     --------     --------
Earnings per share:
Earnings before cumulative effect of
 change in accounting principle (1996
 periods-pro forma, note 2). . . . . . . . . . . . . .           $0.31        $0.38        $0.83        $0.91
Cumulative effect of change in accounting
 for product display fixtures (note 4) . . . . . . . .           $0.00        $0.00        $0.09        $0.00
                                                              --------     --------     --------     --------
Net earnings (1996 periods-pro forma,
  note 2). . . . . . . . . . . . . . . . . . . . . . .           $0.31        $0.38        $0.92        $0.91
                                                              ========     ========     ========     ========

Pro forma financial information assuming
 the new accounting method is retroactively applied:
----------------------------------------------------
   Pro forma net earnings. . . . . . . . . . . . . . .         $13,106      $15,771      $35,686      $38,072
                                                              ========     ========     ========     ========
   Pro forma net earnings per share. . . . . . . . . .           $0.31        $0.38        $0.83        $0.92
                                                              ========     ========     ========     ========

Weighted average common shares outstanding . . . . . .          42,898       41,412       42,898       41,412

        See accompanying notes to condensed consolidated financial statements.

                            GUESS ?, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)

                                                                              Nine Months Ended
                                                                           ---------------------
                                                                            Sep 28,      Sep 29,
                                                                             1997         1996
                                                                           --------     --------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $39,647      $55,207
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
    Depreciation and amortization of property and equipment. . . . . .       14,358       12,510
    Amortization of deferred charges . . . . . . . . . . . . . . . . .         (173)         852
    Amortization of deferred royalty income. . . . . . . . . . . . . .       (1,352)           0
    Cumulative effect of change in accounting
       principle (note 4). . . . . . . . . . . . . . . . . . . . . . .       (3,961)           0
    Loss (gain) on disposition of property and equipment . . . . . . .         (215)       1,194
    Foreign currency translation adjustment. . . . . . . . . . . . . .          (48)          46
    Minority interest. . . . . . . . . . . . . . . . . . . . . . . . .            0          (75)
    Undistributed equity method earnings (loss). . . . . . . . . . . .         (126)         322
    Deferred royalty income. . . . . . . . . . . . . . . . . . . . . .        2,636            0
    (Increase) decrease in:
      Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .      (17,004)     (22,573)
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .      (26,374)     (11,001)
      Prepaid expenses and other current assets. . . . . . . . . . . .       (5,302)         (21)
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .         (874)        (166)
    Increase (decrease) in:
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .        1,653       (1,399)
      Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .       (5,558)       1,651
      Income taxes payable . . . . . . . . . . . . . . . . . . . . . .       (6,882)       4,742
                                                                           --------     --------
     Net cash provided by (used in) operating activities . . . . . . .       (9,575)      41,289

Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . . . . . . . . . . .      (33,260)     (15,266)
  Proceeds from the disposition of property and equipment. . . . . . .        1,253        6,640
  Lease incentives granted . . . . . . . . . . . . . . . . . . . . . .        1,187          616
  Acquisition of license . . . . . . . . . . . . . . . . . . . . . . .       (2,273)           0
  Decrease in short-term investments . . . . . . . . . . . . . . . . .        4,401         (431)
  Increase in long-term investments. . . . . . . . . . . . . . . . . .       (1,435)           0
                                                                           --------     --------
     Net cash used in investing activities . . . . . . . . . . . . . .      (30,127)      (8,441)

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt . . . . . . . . . . .      126,835      143,660
  Repayments of notes payable and long-term debt . . . . . . . . . . .      (89,177)    (125,173)
  Proceeds from issuance of common stock . . . . . . . . . . . . . . .            0      116,300
  Repayments of S distribution notes . . . . . . . . . . . . . . . . .            0     (129,000)
  Distributions to stockholders. . . . . . . . . . . . . . . . . . . .            0      (39,600)
                                                                           --------     --------
     Net cash provided by (used in) financing activities . . . . . . .       37,658      (33,813)

                            GUESS ?, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)

(continued)

                                                                              Nine Months Ended
                                                                           ---------------------
                                                                            Sep 28,      Sep 29,
                                                                             1997         1996
                                                                           --------     --------
Effect of exchange rates changes on cash . . . . . . . . . . . . . . .         (200)          31

Net decrease in cash . . . . . . . . . . . . . . . . . . . . . . . . .       (2,244)        (934)
Cash, beginning of period. . . . . . . . . . . . . . . . . . . . . . .        8,800        6,417
                                                                           --------     --------
Cash, end of period. . . . . . . . . . . . . . . . . . . . . . . . . .       $6,556       $5,483
                                                                           ========     ========

Supplemental disclosures:
-------------------------
Cash paid during the period for:

   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $14,430      $13,393
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,180        2,947

Supplemental disclosure of noncash investing activities:
-------------------------------------------------------
During the nine months ended September 28, 1997, the Company issued 216,216 shares of common stock with a value of $3.0 million in connection with the acquisition of a license.

        See accompanying notes to condensed consolidated financial statements.

                            GUESS ?, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  September 28, 1997

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of September 28, 1997, and the results of operations and cash flows for the nine months ended September 28, 1997. Operating results for the third quarter and nine months ended September 28, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

(2) Summary of Significant Accounting Policies

Pro Forma Net Earnings

Pro forma net earnings for the 1996 periods represent the results of operations adjusted to reflect a provision for income taxes on historical earnings before income taxes, which gives effect to the change in the Company's income tax status to a C corporation in connection with the public sale of its common stock.

Pro forma net earnings per share for the 1996 periods have been computed by dividing pro forma net earnings by the weighted average number of shares of common stock outstanding during the period. Options to purchase common stock are included in the calculation as common stock equivalents provided that their impact is not anti-dilutive.

Recently Issued Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"), which is effective for both the interim and annual periods ending after December 15, 1997. The Company will adopt FAS 128 in the fourth quarter of 1997. FAS 128 requires the presentation of "Basic" earnings per share which represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. A dual presentation of "Diluted" earnings per share will also be required. The Diluted presentation is similar to the current presentation of fully diluted earnings per share. FAS 128 requires the restatement of all prior-period earnings per share data presented. Management believes the adoption of FAS 128 will not have a material impact on the Company's financial position or results of operations.

(3) Inventories

The components of inventory consist of the following (in thousands):

                                                         Sep 28,        Dec 31,
                                                          1997           1996
                                                        --------        -------
                                                       (unaudited)
Raw materials. . . . . . . . . . . . . . . . . .         $14,729        $12,563
Work in progress . . . . . . . . . . . . . . . .          11,884         12,576
Finished goods . . . . . . . . . . . . . . . . .          79,251         54,350
                                                        --------        -------
                                                        $105,864        $79,489
                                                        ========        =======

(4) Change in Accounting Principle

Effective January 1, 1997 the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures will be capitalized and amortized over five years using the straight-line method. In prior years, these costs had been expensed as incurred. The Company believes this new method will more closely match the long-term benefit that the product display fixtures provide with the expected future revenue from such fixtures. The cumulative effect of the change in accounting principle, recorded in the first quarter of 1997, is calculated based upon the retroactive effect of applying the new accounting method to prior year fixture acquisitions. The effect of the change on the third quarter and nine months ended September 28, 1997 was to increase earnings by approximately $1.9 million and $2.8 million respectively (or $0.04 and $0.06 per share, respectively), excluding the cumulative effect of the change in accounting principle. The cumulative effect of the change in accounting principle of $4.0 million (after reduction for income tax expense of $2.7 million) is included in earnings for the nine months ended September 28, 1997.

(5) Reorganization Charge

In the second quarter of 1996 the Company recorded a provision of $3.6 million for certain non-recurring charges relating to the write-down to net realizable value of operating assets associated with the (i) disposal of two remote warehouse and production facilities, in contemplation of the public offering of 7,000,000 shares of the Company's common stock (the "Offering" or "IPO"), which were not expected to be used in the Company's operations after the Offering, and
(ii) the net book loss incurred by the Company in connection with the sale of one of its aircraft in contemplation of the Offering; such aircraft sale was recorded in June 1996 and completed in July 1996.

The write-down to net realizable value related to the disposal of the warehouse and production facilities of $2.4 million is based upon the difference between the asset carrying value of $5.7 million and its then appraisal value of $3.9 million and the inclusion of a provision of $0.6 million for estimated disposal costs, comprised primarily of commissions, title fees and other customary real estate closing costs. The write-down related to the sale of the aircraft of $1.2 million is based upon the difference between the asset carrying value of $7.2 million and the sale price of $6.0 million. The estimated costs of disposal of the aircraft were immaterial. The two remote warehouse and production facilities are included in property and equipment at September 28, 1997.

The Company has not recorded the charge related to the warehouse and production facilities to be disposed of as a cumulative effect from the implementation of SFAS No. 121, because the effect of such implementation is immaterial to the consolidated financial statements.

(6) Pro Forma Results of Operations

The following table sets forth pro forma operating results for the periods indicated. Pro forma operating results reflect adjustments to the 1996 third quarter and nine month operating results for (i) the elimination of salaries and bonuses paid to Maurice, Paul and Armand Marciano (the "Principal Executive Officers") in excess of an aggregate of $4.9 million per year (the aggregate salaries and bonuses to be paid to the Principal Executive Officers under their respective employment agreements which became effective concurrently with the consummation of the Company's IPO resulting in a decrease in compensation expense of $1.0 million and $3.2 million, respectively, (ii) the decrease in depreciation and operating costs of $0.0 million and $1.2 million, respectively, associated with an aircraft owned by the Company which was sold in contemplation of the IPO, (iii) the elimination of the minority interest in Guess Europe, BV and Guess Italia, S.r.l. through the merger of Marciano International with and into the Company in connection with the IPO, resulting in the inclusion in net earnings of $0.2 million and $0.3 million, respectively, which had previously been recorded as minority interest and (iv) adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

For comparison purposes only, earnings per share and weighted average common shares outstanding have been calculated on a fully-diluted basis, whereby all of the shares outstanding immediately following the completion of the IPO and after giving effect to the S corporation distribution in connection therewith were considered to be outstanding at September 29, 1996. 1997 shares are the weighted average of actual shares outstanding during the third quarter and nine months periods ended September 28, 1997. Summarized below is the pro forma financial information for the third quarter and nine months ended September 28, 1997 and September 29, 1996 (in thousands, except per share data):

                                                     Third Quarter Ended        Nine Months Ended
                                                   ----------------------    ---------------------
                                                    Sep 28,      Sep 29,      Sep 28,      Sep 29,
(unaudited)                                          1997         1996         1997         1996
                                                   --------     --------     --------     --------
Net revenue:
  Product sales. . . . . . . . . . . . . . . . .   $126,978     $139,511     $357,112     $371,622
  Net royalties. . . . . . . . . . . . . . . . .     15,464       14,987       39,581       40,282
                                                   --------     --------     --------     --------
                                                    142,442      154,498      396,693      411,904
Cost of sales. . . . . . . . . . . . . . . . . .     78,068       84,284      216,286      221,397
                                                   --------     --------     --------     --------
Gross profit . . . . . . . . . . . . . . . . . .     64,374       70,214      180,407      190,507
Selling, general & administrative expenses . . .     39,250       38,459      111,676      107,922
                                                   --------     --------     --------     --------
  Earnings from operations before
    reorganization charge. . . . . . . . . . . .     25,124       31,755       68,731       82,585
Reorganization charge (note 5) . . . . . . . . .          0            0            0        3,559
                                                   --------     --------     --------     --------
  Earnings from operations after
    reorganization charge. . . . . . . . . . . .     25,124       31,755       68,731       79,026
Non-operating income (expense):
  Interest, net. . . . . . . . . . . . . . . . .     (3,480)      (3,843)      (9,893)     (11,134)
  Other, net . . . . . . . . . . . . . . . . . .         55         (455)         126         (442)
                                                   --------     --------     --------     --------
                                                     (3,425)      (4,298)      (9,767)     (11,576)
      Earnings before income taxes and
       cumulative effect of change in
       accounting principle. . . . . . . . . . .     21,699       27,457       58,964       67,450
Income taxes . . . . . . . . . . . . . . . . . .      8,593       11,120       23,278       26,997
                                                   --------     --------     --------     --------
Earnings before cumulative effect of
 change in accounting principle. . . . . . . . .     13,106       16,337       35,686       40,453
Cumulative effect of change in accounting
 for product display fixtures, net of
 income tax expense of $2,707 (note 4) . . . . .          0            0        3,961            0
                                                   --------     --------     --------     --------
      Net earnings . . . . . . . . . . . . . . .    $13,106      $16,337      $39,647      $40,453
                                                   ========     ========     ========     ========

Earnings per share:
Earnings before cumulative effect of
 change in accounting principle (1996
 periods-pro forma, note 2). . . . . . . . . . .      $0.31        $0.38        $0.83        $0.95
Cumulative effect of change in accounting
 for product display fixtures (note 4) . . . . .      $0.00        $0.00        $0.09        $0.00
                                                   --------     --------     --------     --------
Net earnings (1996 periods-pro forma,
  note 2). . . . . . . . . . . . . . . . . . . .      $0.31        $0.38        $0.92        $0.95
                                                   ========     ========     ========     ========

Weighted average common shares outstanding . . .     42,898       42,682       42,898       42,682

        See accompanying notes to condensed consolidated financial statements.

(7) Disposition of Assets

In May 1997, the Company sold substantially all of the assets and liabilities of Guess? Italia, S.r.l., a wholly owned subsidiary, to Maco Apparel, S.p.a. ("Maco") at net book value. In connection with this sale, the Company also purchased a 10% ownership interest in Maco and entered into an approximate 10-year licensing agreement with Maco granting it the right to manufacture and distribute mens and womens apparel, which bear the Guess trademark, in certain parts of Europe. In addition to royalty fees, the Company will also receive $13.9 million over the next four years in consideration of the grant of the licensing agreement.

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

In May 1997 the Company sold substantially all of the assets and liabilities of Guess? Italia, S.r.l., a wholly owned subsidiary, to Maco Apparel, S.p.a. ("Maco") at net book value. In connection with this sale, the Company also purchased a 10% ownership interest in Maco and entered into an approximate 10-year licensing agreement with Maco granting it the right to manufacture and distribute mens and womens apparel, which bear the Guess trademark, in certain parts of Europe. This licensing agreement provides for technical assistance fees aggregating $13.9 million to be paid to the Company over the next four years, in addition to royalty fees.

Since July 1996 the Company has been the subject of a corporate campaign (which has included limited picketing and negative media) by the Union of Needletrades, Industrial & Textile Employees ("UNITE"). See also "Legal Proceedings". There can be no assurance that such corporate campaign, over time, will not have a material adverse effect on the Company's financial condition or results of operations.

Although the Company's net revenue from wholesale operations during the third quarter of 1997 was relatively unchanged from the comparable period last year (excluding the effect of reduced international sales resulting primarily from the sale of Guess? Italia), the Company remains cautious about wholesale operations. Continued competitive pressures (especially in the area of branded basic denim apparel) and lower average selling prices have negatively affected wholesale sales. The Company remains optimistic, however, that its strategy of deepening product offerings, increasing the number of shop-in-shops and strengthening retail partnerships will lead to improvement in its wholesale operations.

During the third quarter of 1997, two of the Company's executive officers, Roger Williams, its Executive Vice President and Chief Financial Officer, and Michael Wallen, its President of Retail Merchandising, resigned for unrelated personal reasons. Andrea Weiss, the President of Retail Operations, has assumed Mr. Wallen's responsibilities, and the Company is actively seeking a new Chief Financial Officer. In the meantime, the duties previously performed by Mr. Williams are being assumed by Maurice Marciano and the other senior members of the finance department. The Company believes that there has been and will continue to be little, if any, impact on its operations arising out of these departures. The founders of the Company, Maurice, Paul and Armand Marciano, who each have over 20 years of experience in the apparel industry, continue to be actively involved in the management of the Company. The Company also recognizes the substantial benefits it has received from having two very knowledgeable independent directors and continues to actively seek two additional independent directors.

RESULTS OF OPERATIONS

NET REVENUE. Net revenue decreased $12.1 million or 7.8% to $142.4 million in the third quarter ended September 28, 1997 from $154.5 million in the third quarter ended September 29, 1996. Net revenue from wholesale operations decreased $13.2 million or 16.0% to $68.4 million from $81.6 million. The decrease in wholesale net revenue was primarily due to a $12.3 million decline in Guess? Italia operations. This decline was primarily the result of the sale of Guess? Italia's wholesale operations during the second quarter of 1997. The Company's domestic wholesale revenue was unchanged from the comparable period last year. Net revenue from retail operations increased $0.6 million or 0.9% to $58.5 million from $57.9 million, primarily attributable to increased volume generated by new store openings, offset by a 11.1% decrease in comparable store net revenue. The decline in comparable store net revenue was primarily attributable to a soft back-to-school selling season and lower average selling prices. Net royalties increased $0.5 million or 3.2% in the third quarter ended September 28, 1997 to $15.5 million from $15.0 million in the third quarter ended September 29, 1996. Net revenue from international operations comprised 9.1% and 15.3% of the Company's net revenue during the third quarter of 1997 and 1996, respectively.

Net revenue decreased $15.2 million or 3.7% to $396.7 million in the nine months ended September 28, 1997 from $411.9 million in the nine months ended September 29, 1996. Net revenue from wholesale operations decreased $17.8 million or 7.9% to $208.5 million from $226.3 million due principally to decreased domestic revenue of $9.2 million as well as a $9.5 million decline in Guess? Italia operations. This decline was primarily the result of the sale of Guess? Italia's wholesale operations during the second quarter of 1997. The Company's domestic sales declined primarily as a result of increased competition in branded basic denim apparel and lower average selling prices. Net revenue from retail operations increased $3.3 million or 2.3% to $148.6 million from $145.3 million, primarily attributable to increased volume generated by new store openings, partially offset by a 6.9% decrease in comparable store net revenue. The decline in comparable store net revenue was primarily attributable to production delays related to fabric and a loss of merchandise in a factory fire in the first half of 1997, as well a soft back-to-school selling season and lower average selling prices. Net royalties decreased $0.7 million or 1.7% in the nine months ended September 28, 1997 to $39.6 million from $40.3 million in the nine months ended September 29, 1996. This decrease was primarily due to non-recurring technical assistance fees recorded in the second quarter of 1996. Net revenue from international operations comprised 12.0% and 12.8% of the Company's net revenue during the first nine months of 1997 and 1996, respectively.

GROSS PROFIT. Gross profit decreased 8.3% to $64.4 million in the third quarter ended September 28, 1997 from $70.2 million in the third quarter ended September 29, 1996. The decrease in gross profit resulted from decreased net revenue from product sales, partially offset by increased net royalties. Gross profit from product sales decreased 11.4% to $48.9 million in the third quarter ended September 28, 1997 from $55.2 million in the third quarter ended September 29, 1996. As a percentage of net revenue, gross profit decreased to 45.2% in the third quarter ended September 28, 1997 as compared to 45.4% in the third quarter ended September 29, 1996. Gross profit from product sales as a percentage of net revenue from product sales decreased to 38.5% in the third quarter ended September 28, 1997 from 39.6% in the third quarter ended September 29, 1996. This decrease was primarily the result of a lower gross profit rate in the retail store operations, which resulted from fixed store occupancy costs being spread over a lower revenue base in the 1997 period.

Gross profit decreased 5.3% to $180.4 million in the nine months ended September 28, 1997 from $190.5 million in the nine months ended September 29, 1996. The decrease in gross profit resulted from decreased net revenue from product sales and decreased net royalties. Gross profit from product sales decreased 6.3% to $140.8 million in the nine months ended September 28, 1997 from $150.2 million in the nine months ended September 29, 1996. As a percentage of net revenue, gross profit decreased to 45.5% in the nine months ended September 28, 1997 as compared to 46.3% in the nine months ended September 29, 1996. Gross profit from product sales as a percentage of net revenue from product sales decreased to 39.4% in the nine months ended September 28, 1997 from 40.4% in the nine months ended September 29, 1996. This decrease is principally due to the lower gross profit rate in the retail store operations, resulting primarily from fixed store occupancy costs being spread over a lower revenue base in the 1997 period.

SG&A EXPENSES. Selling, general and administrative ("SG&A") expenses decreased 0.6% in the third quarter ended September 28, 1997 to $39.3 million, or 27.6% of net revenue, compared to $39.5 million, or 25.6% of net revenue, in the third quarter ended September 29, 1996. SG&A expenses decreased 0.6% in the nine months ended September 28, 1997 to $111.7 million, or 28.2% of net revenue, from $112.3 million, or 27.3% of net revenue, in the nine months ended September 29, 1996. On a pro forma basis, SG&A expenses increased 2.1% in the third quarter ended September 28, 1997 to $39.3 million, or 27.6% of net revenue, from $38.5 million, or 24.9% of net revenue, in the third quarter ended September 29, 1996. The pro forma increase was principally due to an increase in selling costs related to the expansion of the retail division and higher legal costs, partially offset by a decrease resulting from the sale of Guess? Italia. On a pro forma basis, SG&A expenses increased 3.5% in the nine months ended September 28, 1997 to $111.7 million, or 28.2% of net revenue, from $107.9 million, or 26.2% of net revenue, in the nine months ended
September 29, 1996. The pro forma increase was principally due to an increase in SG&A costs related to the expansion of the retail division and increased legal and sample development costs. As a percentage of net revenue, the increases in SG&A expenses for the third quarter and nine months ended September 28, 1997 were the result of fixed expenses being spread over a lower revenue base in the 1997 periods.

EARNINGS FROM OPERATIONS BEFORE REORGANIZATION CHARGE. Earnings from operations decreased 18.2% to $25.1 million, or 17.6% of net revenue, in the third quarter ended September 28, 1997, from $30.7 million, or 19.9% of net revenue, in the third quarter ended September 29, 1996. Earnings from operations before the reorganization charge decreased 12.1% to $68.7 million, or 17.3% of net revenue, in the nine months ended September 28, 1997, from $78.2 million, or 19.0% of net revenue, in the nine months ended September 29, 1996. On a pro forma basis, earnings from operations before reorganization charge decreased 20.9% to $25.1 million, or 17.6% of net revenue, in the third quarter ended September 28, 1997, from $31.8 million, or 20.6% of net revenue, in the third quarter ended September 29, 1996. The pro forma decline was primarily attributable to lower net revenue from product sales. On a pro forma basis, earnings from operations before reorganization charge decreased 16.8% to $68.7 million, or 17.3% of net revenue, in the nine months ended September 28, 1997, from $82.6 million, or 20.0% of net revenue, in the nine months ended September 29, 1996. The pro forma decline was primarily attributable to the decrease in net revenue and gross profit rate.

REORGANIZATION CHARGE. In connection with the IPO on August 7, 1996, in the second quarter of 1996, the Company recorded reserves totaling $3.6 million for certain non-recurring charges related to the write-downs of operating assets to be disposed of, which included: (i) the disposal of two remote warehouse and production facilities not expected to be used in the Company's operations after the IPO, resulting in a net book loss of $2.4 million and (ii) the net book loss of $1.2 million incurred by the Company in connection with the sale of one of its aircraft. The above charges are based upon the net book value of the related assets as of September 29, 1996.

INTEREST EXPENSE, NET. Net interest expense decreased 9.4% to $3.5 million in the third quarter ended September 28, 1997 from $3.8 million in the third quarter ended September 29, 1996. This decrease primarily resulted from lower outstanding debt. For the third quarter ended September 28, 1997, the average debt balance was $159.0 million with an average effective interest rate of 8.6%. For the third quarter ended September 29, 1996, the average debt balance was $179.7 million with an average effective interest rate of 8.6%. Net interest expense decreased 11.1% to $9.9 million in the nine months ended September 28, 1997 from $11.1 million in the nine months ended September 29, 1996, resulting from lower outstanding debt partially offset by higher interest rates in the 1997 period. For the nine months ended September 28, 1997, the average debt balance was $143.9 million, with an average effective interest rate of 9.0%. For the nine months ended September 29, 1996, the average debt balance was $160.5 million with an average effective interest rate of 8.8%.

INCOME TAXES. Prior to the IPO (which occurred during August 1996), for Federal and certain state income tax purposes, the Company elected to be treated as a S corporation and, therefore, generally was not subject to income tax on its earnings. The Company's income taxes, which represent state income and franchise taxes and foreign taxes, plus Federal income taxes in the 1997 period, were $8.6 million in the third quarter ended September 28, 1997 and $5.9 million in the third quarter ended September 29, 1996. Income taxes were $23.3 million in the nine months ended September 28, 1997 and $7.5 million for the nine months ended September 29, 1996. The Company's S corporation status was terminated in connection with the IPO and, therefore, the Company is now fully subject to Federal, state and foreign income taxes.
On a pro forma basis, income taxes were $8.6 million in the third quarter ended September 28, 1997 and $11.1 million in the third quarter ended
September 29, 1996. On a pro forma basis, income taxes were $23.3 million for the nine months ended September 28, 1997 and $27.0 million for the nine months ended September 29, 1996.

NET CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures will be capitalized and amortized over five years using the straight-line method. In prior years, these costs had been expensed as incurred. The Company believes that this new method will more closely match the long-term benefit that the product display fixtures provide with the expected future revenue from such fixtures. The cumulative effect of the change in accounting principle, recorded in the first quarter of 1997, is calculated based upon the retroactive effect of applying the new accounting method to prior year fixture acquisitions. The effect of the change on the third quarter and nine months ended September 28, 1997 was to increase earnings by approximately $1.9 million and $2.8 million, respectively (or $0.04 and $0.06 per share, respectively), excluding the cumulative effect of the change in accounting principle. The cumulative effect of the change in accounting principle of $4.0 million (after reduction for income tax expense of $2.7 million) is included in earnings for the nine months ended September 28, 1997.

NET EARNINGS. Net earnings decreased 35.6% to $13.1 million, or 9.2% of net revenue, in the third quarter ended September 28, 1997, from $20.3 million, or 13.2% of net revenue, in the third quarter ended September 29, 1996. Net earnings decreased 28.2% to $39.6 million, or 10.0% of net revenue, in the nine months ended September 28, 1997, from $55.3 million, or 13.4% of net revenue, in the nine months ended September 29, 1996. On a pro forma basis, net earnings decreased 19.8% to $13.1 million, or 9.2% of net revenue, in the third quarter ended September 28, 1997, from $16.3 million, or 10.6% of net revenue, in the third quarter ended September 29, 1996. This decrease was primarily the result of lower net revenue from product sales. On a pro forma basis, net earnings decreased 2.0% to $39.6 million, or 10.0% of net revenue, in the nine months ended September 28, 1997, from $40.5 million, or 9.8% of net revenue, in the nine months ended September 29, 1996. This decrease was primarily the result of lower net revenue and gross profit rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily upon internally generated funds, trade credit and bank borrowings to finance its operations and expansion. At September 28, 1997, the Company had working capital of $131.0 million, compared to $76.8 million at December 31, 1996. The $54.2 million increase in working capital was due principally to a $17.0 million increase in receivables and a $26.4 million increase in inventories. The increase in receivables resulted primarily from seasonal changes in volume. The increase in inventories resulted primarily from seasonal changes in volume, a buildup of inventory related to the Key Items Program and new retail store additions.

The Company's Credit Agreement provides for a $100.0 million revolving credit facility which includes a $20.0 million sublimit for letters of credit. As of September 28, 1997, the Company had $59.3 million in outstanding borrowings under the revolving credit facility and outstanding letters of credit of $1.0 million. As of September 28, 1997, the Company had $40.7 million available for future borrowings under such facility. The revolving credit facility will expire in December 1999. In addition to this revolving credit facility, the Company also has a $25.0 million letter of credit facility. As of September 28, 1997, the Company had $11.1 million outstanding under this facility.

Capital expenditures, net of lease incentives granted, totaled $32.1 million in the nine months ended September 28, 1997. The Company estimates that its capital expenditures for fiscal 1997 will be approximately $43.0 million primarily for the expansion of its retail stores, shop-in-shops and operations.

The Company anticipates that it will be able to satisfy its ongoing cash requirements for the next twelve months, including retail expansion plans and interest on the Company's Senior Subordinated Notes, primarily with cash flow from operations, supplemented, if necessary, by borrowings under its revolving Credit Agreement.

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

IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement No. 128, "Earnings per Share" ("FAS 128"), in February 1997 and effective for both interim and annual periods ending after December 15, 1997. The Company will adopt FAS 128 in the fourth quarter of 1997. FAS 128 requires the presentation of "Basic" earnings per share which represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. A dual presentation of "Diluted" earnings per share will also be required. The Diluted presentation is similar to the current presentation of fully diluted earnings per share. FAS 128 requires restatement of all prior-period earnings per share data presented. Management believes the adoption of FAS 128 will not have a material impact on the Company's financial position or results of operations.

                              PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

Litigation

On August 7, 1996, a class action complaint naming the Company and certain of its independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, titled as Brenda Figueroa et. al. v. Guess ?, Inc. et. al. (Case No. BC 155 165) (the "State Case"). The State Case was removed to the United State District Court for the Central District of California (Case No. 96-5484HLH (JGX)) (the "Federal Case"). Both cases sought damages and injunctive relief, and alleged, among other things, that the defendants' practices with respect to the employees of such independent contractors have violated various federal and state labor laws and regulations. After removal, certain components of the complaint were remanded back to State Court, resulting in two litigation cases. Later, plaintiffs dismissed the remaining federal claims without prejudice, leaving only the state case currently proceeding. In the State Case, a purported class action, plaintiffs assert claims for violation of state wage and hour laws, wrongful discharge, and breach of contract arising out of the Company's relationship with its independent contractors and actions taken by the Company's independent contractors with respect to the employees of such independent contractors. Plaintiffs contend that the Company is liable for its contractors' violations because it is a "joint employer" with its independent contractors. In the State Case, plaintiffs also allege that the Company breached its agreement with the United States Department of Labor ("USDOL") regarding the monitoring of its independent contractors.

The Union of Needletrades, Industrial & Textile Employees ("UNITE") has filed with the National Labor Relations Board ("NLRB") various charges that the Company has engaged and is engaging in unfair labor practices within the meaning of the National Labor Relations Act ("NLRA"). In cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648, UNITE has alleged that the Company unlawfully discharged certain employees because of certain union activities and unlawfully threatened and coerced employees in the exercise of their rights under Section 7 of the NLRA. In an agreement with the NLRB, the Company agreed to reinstate all of the employees allegedly unlawfully discharged because of their union activities and agreed to pay them back wages which aggregate approximately $80,000. The settlement also provides for the posting of a notice for 60 days at the Company stating that the matter has been settled and that the Company agrees to comply with the NLRA. The settlement has a non-admission clause concerning liability. Prior to the payment of the back wages, UNITE filed an additional unfair labor practice charge with the NLRB (No. 21-CA-31807). In this charge, UNITE alleges that the Company has unlawfully threatened to move its production to Mexico and elsewhere outside the United States thus unlawfully interfering with UNITE's corporate campaign at the Company's headquarters and at certain of the Company's independent contractors, and has unlawfully ceased doing business with certain independent contractors at which ongoing union organizing campaigns are being conducted. This charge also alleges that the Company has violated the settlement agreement in cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648 by allegedly engaging in such conduct. Charge No. 21-CA-31807 is currently under investigation by the NLRB, and no final decision has been made by the General Counsel of the NLRB as to whether the NLRB will be issuing a complaint in this case. The NLRB's General Counsel has informed the Company that he is evaluating several legal theories on which to issue a complaint including, but not limited to, the theory that the Company is a joint employer. The NLRB's General Counsel has also indicated that in the absence of a "joint employer" finding, a complaint may be brought on a theory that the Company has violated the NLRA by terminating contractual relationships with certain contractors and/or providing a lesser amount of work to certain contractors based on the contractors being subject to union organizing efforts by UNITE. The NLRB's General Counsel has also indicated the possibility of pursuing a theory that the Company is involved in an integrated production effort with its contractors and is therefore liable for the loss of contractor employee jobs.

Pending a decision by the NLRB regarding the allegation that the Company breached the settlement agreement reached in cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648, the Company has withheld paying the approximately $80,000 in back wages agreed to in its above described settlement with the NLRB and has not posted notice of the settlement agreement. The subject employees, however, were reinstated.

In addition to the above cases, UNITE has filed a series of unfair labor practice charges against the Company and related parties. In Case No. 31-CA-22380, UNITE is seeking fees and costs for having to defend certain causes of actions filed against UNITE by the Company. On June 19, 1997 (No. 21-CA-32106), UNITE filed with the NLRB charges that the Company, one of the Company's independent contractors, the law firm of Mitchell Silberberg & Knupp and certain employees of the Company and Mitchell, Silberberg & Knupp, acting in concert with each other interfered with the employees of the independent contractors in the exercise of such employees' Section 7 rights under the NLRA respecting the enforcement of wage and hour laws. This case was amended by UNITE on October 6, 1997, to add three additional independent contractors of the Company as charged parties and to allege that certain of the contractors' employees were unlawfully polled and interrogated regarding their union sympathies and threatened with plant closure. In another case filed on June 30, 1997 and subsequently amended on August 15, 1997 (No. 21-CA-32131), UNITE filed with the NLRB charges alleging that the Company and its President, Paul Marciano, have restrained, coerced, and interfered with the Company's employees rights under Section 7 of the NLRA by engaging in certain unlawful conduct including, without limitation: (a) breaching the Settlement Agreement in cases 21-CA-31524, 21-CA-31565 and 21-CA-31648; (b) organizing anti-union demonstrations; (c) bestowing certain benefits to Company supporters while denying similar benefits to UNITE supporters; and (d) engaging in other conduct designed to have a negative effect on UNITE's corporate campaign. In Case No. 21-CA-32211, filed on August 18, 1997, UNITE alleges that the Company and one of its independent contractors, in connection with an anti-union march, interfered with the Section 7 rights of the contractor's employees including, without limitation, threatening the contractor's employees with relocation of work to Mexico and loss of work, promising and conferring benefits on the contractor's employees while denying similar benefits to UNITE supporters, interrogating and polling the contractor's employees and pressuring them to participate in the march. In Case No. 21-CA-32212, also filed on August 18, 1997, UNITE alleges that the Company and one of its licensees engaged in similar unlawful conduct in connection with two anti-union marches. In two other cases (No. 21-CA-32136, filed on July 3, 1997 and amended on August 15, 1997, and No. 21-CA-32317, filed on October 3,
1997), UNITE alleges that the Company unlawfully discharged four employees because of their union activities.

On October 30, 1997, the Company was informed that the Regional Director for Region 21 of the NLRB has made a determination on the unfair labor practice charges filed in Cases No. 21-CA-32131 and No. 21-CA-32136. The NLRB Regional Director indicated her intent to issue a complaint against the Company alleging that the Company unlawfully (a) threatened, coerced, restrained and interfered with its employees in the exercise of their rights under Section 7 of the NLRA,
(b) dominated, administered, supported, assisted and failed to disband an allegedly unlawful employee committee, (c) discharged an employee allegedly because of the employee's union activities, (d) created onerous working conditions for another employee, gave that employee a written warning, a poor performance evaluation and probation and subsequently discharged that employee allegedly because of the employee's union activities and (e) issued a written warning to another employee allegedly because the employee did not engage in anti-union demonstrations.

The NLRB Regional Director further indicated her intent to withdraw her approval of the settlement agreement in Cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648 and issue a complaint against the Company in these cases which will be consolidated with the complaint in Cases No. 21-CA-32131 and No. 21-CA-32136. The NLRB Regional Director also indicated her intent to seek authorization from the NLRB's General Counsel to seek injunctive relief in federal district court under Section 10(j) of the NLRA requiring the Company to reinstate the two discharged employees, disestablish the employee committee and retrain from violating the NLRA pending the outcome of the NLRB's administrative proceedings on these charges. The NLRB Regional Director has given the Company the opportunity to enter into negotiations over a new settlement agreement which would resolve these five cases. The Company's senior management is currently reviewing the Regional Director's proposal and evaluating its options.

The Company believes that the outcome of one or more of the above cases could have a material adverse effect on the Company's financial condition and results of operations.

In connection with its campaign against the company, UNITE has accused the Company's independent contractors of engaging in illegal industrial homework operations and violating minimum wage and overtime laws. It also accused the Company of violating its agreement with the USDOL with respect to its program to monitor its contractors for compliance with federal labor laws. In addition, as a result of increased public attention to the apparel industry "sweatshop" issue, federal and state labor investigators have continued to conduct frequent inspections of apparel contractors, and federal labor officials have recently reviewed the Company's contractor compliance monitoring program.

To the best of the its knowledge, the Company's program to monitor its independent contractors for compliance with federal labor laws is in compliance with its voluntary agreement with the USDOL and meets USDOL guidelines for such programs. However, there can be no assurance that, despite such program, the Company's contractors will not violate federal or state labor laws. To the best of the Company's knowledge, no illegal industrial homework of the Company's apparel has been found at any contractor in the past year and no violations of minimum wage or overtime laws have been found at the Company's contractors in the nine months ended September 28, 1997.

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

None.

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


27.1.*   Financial Data Schedule

-----------------------------

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.

(2) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-69236) originally filed by the Company on September 22, 1993.

b)  Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended September 28, 1997.

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


Date:  August 12, 1997       By:  /s/ Terence Tsang
                                  --------------------------------
                                  Terence Tsang
                                  Vice President - Finance,
                                  Corporate Controller and Treasurer
                                  (Principal Financial Officer)