Form 10-K405
period 1997-12-31
GUESS INC ET AL/CA/
filed 1998-03-31
CIK 912463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 1-11893

                                 GUESS ?, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      95-3679695
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                           1444 SOUTH ALAMEDA STREET
                         LOS ANGELES, CALIFORNIA 90021
                                 (213) 765-3100
    (Address, including zip code, and telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   Common Stock, par value $0.01 per share                New York Stock Exchange

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

/X/  Yes       / /  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 6, 1998, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $42,095,644.

As of March 6, 1998, the registrant had 42,902,035 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  ITEM     DESCRIPTION                                                                                             PAGE
---------  ----------------------------------------------------------------------------------------------------  ---------
                                                          PART I

    1      Business............................................................................................          1

    2      Properties..........................................................................................          8

    3      Legal Proceedings...................................................................................          8

    4      Submission of Matters to a Vote of Security Holders.................................................         11

                                                         PART II

    5      Market for Registrant's Common Equity and Related Stockholder Matters...............................         12

    6      Selected Financial Data.............................................................................         12

    7      Management's Discussion and Analysis of Financial Condition and Results of Operations...............         14

    7A     Quantitative and Qualitative Disclosures About Market Risks.........................................         23

    8      Financial Statements and Supplementary Data.........................................................         23

    9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................         23

                                                         PART III

   10      Directors and Executive Officers of the Registrant..................................................         23

   11      Executive Compensation..............................................................................         23

   12      Security Ownership of Certain Beneficial Owners and Management......................................         23

   13      Certain Relationships and Related Transactions......................................................         23

                                                         PART IV

   14      Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K........................         24

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

    For additional information regarding forward-looking statements, refer to
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL

    Guess ?, Inc. ("the Company" or "Guess"), founded in 1981 by the Marciano brothers, designs, markets, distributes and licenses one of the world's leading lifestyle collections of casual apparel, accessories and related consumer products. The Company's apparel for men and women is marketed under numerous trademarks including Guess, Guess ?, Guess U.S.A., Guess Collection and Guess ? and Triangle Design. The lines include full collections of denim and cotton clothing, including jeans, pants, overalls, skirts, dresses, shorts, blouses, shirts, jackets and knitwear. In addition, the Company has granted licenses to manufacture and distribute a broad range of products that complement the Company's apparel lines, including clothing for infants and children, activewear, footwear, eyewear, watches, home products and other fashion accessories. Revenue generated from wholesale and retail operations and from licensing activities, were 48.5%, 41.9% and 9.6%, respectively, of net revenue in 1997. The Company's total net revenue in 1997 was $515.4 million and net earnings (including the favorable effect of a $4.0 million change in accounting) were $37.5 million.

    Company Products. The Company derives its net revenue from the sale of Guess men's and women's apparel worldwide to wholesale customers and distributors, from the sale of Guess men's and women's apparel and its licensees' products through the Company's network of retail and factory outlet stores primarily in the United States and net royalties from worldwide licensing activities. The following table sets forth the net revenue of the Company through its channels of distribution.

                                                                            YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------------
                                                            1997                     1996                     1995
                                                   -----------------------  -----------------------  -----------------------
                                                                                (IN THOUSANDS)
Net Revenue:
Wholesale operations.............................  $  250,040       48.5%   $  288,046       52.2%   $  270,931       55.7%
Retail operations................................     215,873       41.9       209,828       38.1       169,428       34.8
Net revenue from product sales...................     465,913       90.4       497,874       90.3       440,359       90.5
Net royalties....................................      49,459        9.6        53,288        9.7        46,374        9.5
                                                   ----------      -----    ----------      -----    ----------      -----
Total net revenue................................  $  515,372      100.0%   $  551,162      100.0%   $  486,733      100.0%
                                                   ----------      -----    ----------      -----    ----------      -----
                                                   ----------      -----    ----------      -----    ----------      -----

PRODUCTS

    The Company's apparel products are organized into two primary categories: men's apparel and women's apparel (including Guess Collection). A major portion of the Company's men's and women's apparel lines consists of basic, recurring styles which the Company believes are less susceptible to fashion obsolescence and are less seasonal in nature than fashion product styles. Basic product styles provide the Company with a base of business that usually carries over from season to season and year to year. Basic products are primarily made of denim and include jeans, skirts, dresses, overalls and shorts in a variety of fits, washes and styles. To take advantage of contemporary trends, the Company complements its basic styles with more fashion-oriented items. Fashion products range in style from contemporary sportswear to casual apparel and include colored denim items, pants, shirts, jackets and knitwear made of a variety of materials including fine cotton, man-made fabric and leather. A limited number of best-selling fashion items in a collection may be included in one or more subsequent collections, and a select few may be added to the Company's basic styles.

    The Company's line of women's apparel also includes the Guess Collection, a collection of women's skirts, tops, jackets, blazers and blouses incorporating a sophisticated combination of colors and styles. These products are currently sold exclusively through the Company-owned and -operated retail stores and primarily appeals to the contemporary segment of the apparel market.

    Licensed Products. The high level of desirability of the Guess brand name among consumers has allowed the Company to selectively expand its product offerings and distribution channels worldwide through licensing arrangements. The Company currently has 39 licensees. Worldwide sales of licensed products (as reported to the Company by its licensees) were approximately $669 million in 1997. The Company's net royalties from such sales including fees from new licensees were $49.5 million in 1997. Approximately 48% of the Company's gross royalties were derived from its top four licensed product lines in 1997.

DESIGN

    Under the direction of Maurice Marciano, Guess garments are designed by an in-house staff of three design teams (men's, women's and Guess Collection) located in Los Angeles, California. Guess design teams travel throughout the world in order to monitor fashion trends and discover new fabrics. Fabric shows in Europe, Asia and the United States provide additional opportunities to discover and sample new fabrics. These fabrics, together with the trends uncovered by the Company's designers, serve as the primary source of inspiration for the Company's lines and collections. The Company also maintains a fashion library consisting of antique and contemporary garments as an additional source of creative concepts. In addition, design teams regularly meet with members of the sales, merchandising and retail operations to further refine the Company's products in order to meet the particular needs of the Company's markets.

DOMESTIC WHOLESALE CUSTOMERS

    The Company's domestic wholesale customers consist primarily of better department stores and select upscale specialty stores, which have the image and merchandising expertise that Guess requires for the effective presentation of its products. Leading wholesale customers include Federated Department Stores, Inc., The May Department Stores Company and Dillard Department Stores, Inc., among others. During 1997, the Company sold its products directly to approximately 3,000 retail doors within the United States.

    A key element of the Company's merchandising strategy is the shop-in-shop merchandising format, an exclusive selling area within a department store that presents a full array of Guess products using Guess signage and fixtures. At December 31, 1997, there were approximately 1,270 shop-in-shops (excluding shop-in-shops installed by licensees) that feature Guess products (other than the Guess Collection). The Company intends to add or remodel approximately 60 shop-in-shops by the end of 1998.

    Sales representatives are located in the Company's showrooms in New York, Los Angeles, Dallas, Chicago and Hong Kong. They coordinate with customers the inventory level and product mix that should be carried in each store to maximize retail sell-through and enhance the customers' profit margins. Such inventory level and product mix are then used as the basis for developing sales projections and product needs for each wholesale customer and scheduling production. The merchandisers work with the store to ensure that the Company's products are appropriately displayed.

    Certain of the Company's domestic wholesale customers, including some under common ownership, have accounted for significant portions of the Company's net revenue. During 1997, Bloomingdale's, Macy's and other affiliated stores owned by Federated Department Stores, Inc. together accounted for approximately 8.5% of the Company's net revenue. During the same period, Dillard Department Stores and The May Department Stores Company accounted for approximately 6.4% and 6.3% of the Company's net revenue, respectively.

DOMESTIC RETAIL OPERATIONS

    At December 31, 1997, the Company's domestic retail operations consisted of 87 retail and 49 factory outlet stores owned and operated directly by Guess in the United States, which principally sell Guess label products. Guess retail stores outside the United States, with the exception of the Company-owned and -operated store in Florence, Italy, are owned and operated by the Company's distributors and licensees. See "International Business". Since the beginning of 1993 through December 31, 1997, the Company has opened a total of 63 retail and 35 factory outlet stores and has closed 13 retail and 8 factory outlet stores. The percentage of net revenue generated by the retail network has increased from 29.0% to 46.3% of the Company's net revenue from product sales from 1993 through 1997.

    Retail Stores. The Company's 87 domestic retail stores range in size from approximately 3,400 to 8,500 square feet. The Company's retail stores carry a full assortment of men's and women's Guess merchandise, including most of its licensed products. During 1997, the Company opened 22 retail stores and plans to open one store and close six stores during 1998. The planned slow-down in the roll-out of new retail stores during 1998 is primarily due to the Company's desire to focus its efforts on improving the profitability and efficiency of existing stores.

    Factory Outlet Stores. The Company's 49 domestic factory outlet stores range in size from approximately 4,000 to 7,500 square feet and are located in outlet malls and strip centers generally operating outside the shopping radius of the Company's wholesale customers and its retail stores. These stores sell selected styles of Guess apparel and licensed products at a discount to value-conscious customers, enabling the Company to effectively control the distribution of its excess inventory, thereby protecting the Guess image. During 1997, the Company opened four and closed one factory store. The Company plans to open two and close one factory outlet store in 1998.

INTERNATIONAL BUSINESS

    Guess derives net revenue and earnings outside the United States from two principal sources: (i) sales of Guess brand apparel directly to 14 foreign distributors who distribute such apparel to better department stores, upscale specialty retail stores and Guess-licensed retail stores operated by Guess distributors or licensees and (ii) royalties from licensees who manufacture and distribute Guess brand products outside the United States.

    The Company sells products through distributors and licensees throughout Asia, Central and South America, Europe, South Africa and the Middle East. More recently, the Company has entered into distribution arrangements for Vietnam, the Dominican Republic and Guam.

    At December 31, 1997, 269 Guess retail and outlet stores were operated internationally by licensees and distributors. The Company's retail store license agreements generally provide detailed guidelines for store fixtures, merchandising and marketing programs and the appearance, merchandising and service standards of these stores are closely monitored to ensure the Guess image is maintained. The Company has been advised by its distributors and licensees that they plan to open approximately 30 new stores in 1998. Guess also owns and operates a flagship Guess retail store located in Florence, Italy.

LICENSE AGREEMENTS AND TERMS

    The Company's manufacturing license agreements customarily provide for a three-to five-year initial term with a possible option to renew prior to expiration for an additional multi-year period. In addition to licensing products which complement the Company's apparel products, Guess has granted licenses for the manufacture and sale of Guess branded products similar to the Company's, including men's and women's denim and knitwear, in markets such as the Philippines, Canada, Argentina, Mexico, Chile, South Africa, South Korea, Brazil and Japan. Licenses granted to certain licensees which have produced high-quality products and otherwise have demonstrated solid operating performance, such as Guess Watches and Guess Eyewear, have been renewed and in some cases expanded to include new products or markets. The typical license agreement requires that the licensee pay the Company the greater of a royalty based on a percentage of the licensee's net sales of licensed products or a guaranteed minimum royalty that typically increases over the term of the license agreement. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products. In addition, certain licensees are required to contribute toward the protection of the Company's trademarks within the territories granted to such licensees, thereby assisting Guess in its efforts to prevent counterfeiting and other trademark infringement in such territories.

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

    In addition to the retail stores operated outside of the United States as mentioned above in the "International Business," section Guess licensees operate 43 retail and outlet stores in the United States.

    In May 1997, the Company formed a joint venture in Europe with the Fingen Group, a leading European apparel manufacturer and distributor owned by the Fratini family. The new joint venture, Maco Apparel, S.p.a., has entered into a license agreement with the Company for the manufacture and sale of Guess jeanswear products throughout Europe and has purchased certain of the Company's operations in Italy. Maco Apparel, S.p.a. produces a full collection of casual lifestyle jeanswear apparel, including men's and women's jeans. The Company will continue to design the collections to be sold in the European market. In addition, an affiliate of Maco Apparel, S.p.a., Fingen Apparel N.V., has entered in a retail store license agreement with the Company for the opening and operation of Guess retail stores throughout Europe.

ADVERTISING AND MARKETING

    The Company's advertising, public relations and marketing strategy is to promote a consistent high impact image which endures regardless of changing consumer trends. Since the Company's inception, Paul Marciano has had principal responsibility for the Guess brand image and creative vision. All worldwide advertising and promotional material is controlled through the Company's Advertising Department based in Los Angeles. Guess Jeans, Guess U.S.A. and Guess Inc. images have been showcased in international and domestic print campaigns found in dozens of major publications, and outdoor and broadcast media throughout the United States.

    ADVERTISING. The Company's advertising strategy promotes the Guess image and products, with an emphasis on image. The Company's signature black and white print advertisements, as well as color print advertisements, have garnered prestigious awards, including Clio, Belding and Mobius awards for creativity and excellence. Such awards, which the Company has received on numerous occasions, are generally awarded on the basis of the judgment of prominent members of the advertising industry. Guess has maintained a high degree of consistency in its advertisements, using similar themes and images. The Company requires its licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of Guess products, respectively, in advertising, promotion and marketing. During 1997, the Company's advertising expenditures, together with amounts spent by its licensees and distributors (as reported to the Company by such licensees and distributors), exceeded $43 million.

    The Company's in-house Advertising Department is responsible for media placement of all advertising worldwide, which includes approval of all advertising campaigns from its licensees and distributors. The Company uses a variety of media which emphasizes print and outdoor advertising. The Company has focused advertisement placement in national and international contemporary fashion/beauty and lifestyle magazines including Vanity Fair, Harpers Bazaar, Elle, W and Details. By retaining control over its advertising programs, the Company is able to maintain the integrity of the Guess brand image while realizing substantial cost savings when compared to the use of outside agencies.

    The Company further strengthens communications with customers through Guess Interactive, the Company's web site (http://www.guess.com). This global medium enables the Company to provide timely information in an entertaining fashion to consumers on the Company's history, Guess products and store locations and allows the Company to receive and respond directly to customer feedback.

SOURCING AND PRODUCT DEVELOPMENT

    The Company sources products through numerous suppliers, many of whom have established relationships with the Company. The Company seeks to achieve the most efficient means for timely delivery of its high quality products. The Company's fabric specialists work with fabric mills in the United States, Europe and Asia to develop woven and knitted fabrics that enhance the products' comfort, design and appearance. For a substantial portion of the Company's apparel products, fabric purchases take place generally four to five months prior to the corresponding selling season. Delivery of certain basic products are generally done through the Company's Quick Response EDI (Electronic Data Interchange) replenishment system which ensures shipment of such products generally within 48 hours of receipt of customer orders.

    The Company engages both domestic and foreign contractors for its production. During 1997, the Company purchased approximately 54% of its raw materials, labor and finished goods in the United States, 22% in Asia, 13% in Mexico and 11% elsewhere. In recent years, Guess has been increasing its sourcing of fabrics and production outside the United States. The production and sourcing staffs in Los Angeles oversee all aspects of fabric acquisition, apparel manufacturing, quality control and production, as well as researching and developing new sources of supply. The Company operates product sourcing and quality control offices in Los Angeles and Hong Kong.

    The Company does not own any production equipment other than cutting machinery. Apparel products are produced for the Company by approximately 100 different contractors. None of the contractors engaged by the Company accounted for more than 5% of the Company's total production during 1997. The Company has long-term relationships with many of its contractors, although it does not have long-term written agreements with them. The Company uses a variety of raw materials, principally consisting of woven denim, woven cotton and knitted fabrics and yarns. The Company must make commitments for a significant portion of its fabric purchases well in advance of sales, although the Company's risk is reduced because a substantial portion of the Company's products (approximately 40% in 1997) are sewn in basic denim.

QUALITY CONTROL

    The Company's quality control program is designed to ensure that products meet the Company's high quality standards. The Company monitors the quality of its fabrics prior to the production of garments and inspects prototypes of each product before production runs commence. The Company also performs random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in the Company's distribution centers. The Company believes that its policy of inspecting its products at its distribution centers and at the contractors' facilities is important in maintaining the quality and reputation of its products.

WAREHOUSE AND DISTRIBUTION CENTERS

    The Company utilizes distribution centers at three strategically located sites. Distribution of the Company's products in the United States is centralized in the Los Angeles, California facility which leased from a related party and operated by the Company. The Company also holds a 10% ownership interest in a licensee which operates a distribution center in Florence and services Europe. Additionally, the Company utilizes a contract warehouse in Hong Kong which services the Pacific Rim.

    In order to ensure that each of its retail customers receive merchandise in satisfactory condition, substantially all Company products are processed through one of the Company's distribution centers before delivery to the retail customer. Each customer is assigned to one of the Company's distribution centers, depending on the customers' location.

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

TRADEMARKS

    The Company owns numerous trademarks, including Guess?, Guess, Guess? and Triangle Design, Baby Guess, Guess Kids, Guess U.S.A. and Guess Collection. At December 31, 1997, the Company had more than 2,100 U.S. and international registered trademarks or trademark applications pending with the trademark offices of the United States and in over 170 countries around the world. From time to time, the Company adopts new trademarks in connection with the marketing of new product lines. The Company considers its trademarks to have significant value in the marketing of its products and acts aggressively to register and protect its trademarks worldwide.

    Like many well-known brands, the Company's trademarks are subject to infringement. Guess has a staff devoted to the monitoring and aggressive protection of its trademarks worldwide.

WHOLESALE BACKLOG

    The Company maintains a model stock program in its basic denim products which allows Guess to generally replenish a customer's inventory within 48 hours. Guess generally receives orders for its fashion apparel 90 to 120 days prior to the time the products are delivered to stores. At March 8, 1998, the Company had unfilled wholesale orders, consisting primarily of orders for fashion apparel, of approximately $71.3 million, compared to $85.6 million for such orders at March 9, 1997. Guess expects to fill substantially all of these orders in 1998. The backlog of wholesale orders at any given time is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

EMPLOYEES

    Guess believes that its employees ("associates") are one of its most valuable resources. At December 31, 1997, there were approximately 2,800 associates. Associates include approximately 900 and 1,900 in wholesale operations and retail operations, respectively.

    Guess is not a party to any labor agreements and none of its associates are represented by labor unions. The Company considers its relationship with its associates to be good and has not experienced any interruption of its operations due to labor disputes. In addition, the Company was among the first in the apparel industry to implement a program to monitor the compliance of subcontractors with Federal minimum wage and overtime pay requirements. See Item
3. "Legal Proceedings."

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

ITEM 2. PROPERTIES

    Certain information concerning Guess's principal facilities, all of which are leased, is set forth below:

                                                                                                      APPROXIMATE
                                                                                                        AREA IN
           LOCATION                                              USE                                  SQUARE FEET
-------------------------------  -------------------------------------------------------------------  ------------
1444 South Alameda Street        Principal executive and administrative offices, design facilities,       514,000
Los Angeles, California            sales offices, distribution and warehouse facilities, production control, sourcing

1385 Broadway                    Administrative offices, public relations, showrooms                       43,200
119 W. 40th Street
New York, New York

Kowloon, Hong Kong               Distribution and licensing coordination control                            3,000

Florence, Italy                  Administrative office and retail store                                     4,100

    The Company's corporate, wholesale and retail headquarters and its production, warehousing and distribution facilities are located in Los Angeles, California and consist of seven adjacent buildings totaling approximately 514,000 square feet. Certain of these facilities are leased from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano, Paul Marciano and Armand Marciano and their families (the "Principal Stockholders") pursuant to leases that expire in July 2008. The total lease payments to these limited partnerships are $230,000 per month with aggregate minimum lease commitments to these partnerships at December 31, 1997 totaling approximately $25.7 million. See "Item 13. Certain Relationships and Related Transactions."

    In addition, Guess leases its showrooms, advertising, licensing, sales and merchandising offices, remote warehousing facility and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through May 2012. These facilities are located principally in the United States, with aggregate minimum lease commitments, at December 31, 1997, totaling approximately $179.8 million.

    The current terms of the Company's store leases, including renewal options, expire as follows:

                                                                                     NUMBER OF
YEARS LEASE TERMS EXPIRE                                                              STORES
-----------------------------------------------------------------------------------  ---------
1998-2000..........................................................................         28
2001-2003..........................................................................         32
2004-2006..........................................................................         40
2007-2009..........................................................................         35
Thereafter.........................................................................          1

    Guess believes that its existing facilities are well maintained, in good operating condition and are adequate to support its present level of operations. See Notes 8 and 9 of Notes to Financial Statements for further information regarding current lease obligations.

ITEM 3. LEGAL PROCEEDINGS

    On August 7, 1996, a class action complaint naming the Company and certain of its independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, titled as Brenda Figueroa et. al. v. Guess ?, Inc. et. al. (Case No. BC 155 165). In this case, a purported class action, plaintiffs assert claims for violation of state wage and hour laws, wrongful discharge, and breach of contract arising out of the Company's relationship with its independent contractors and actions taken by the Company's independent contractors with respect to the employees of such independent contractors.

Plaintiffs contend that the Company is liable for its contractors' violations because it is a "joint employer" with its independent contractors. Plaintiffs also allege that the Company breached its agreement with the United States Department of Labor ("USDOL") regarding the monitoring of its independent contractors.

    The Union of Needletrades, Industrial & Textile Employees ("UNITE") has filed with the National Labor Relations Board ("NLRB") various charges that the Company has engaged and is engaging in unfair labor practices within the meaning of the National Labor Relations Act ("NLRA"). In Cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648, UNITE has alleged that the Company unlawfully discharged certain employees because of certain union activities and unlawfully threatened and coerced employees in the exercise of their rights under Section 7 of the NLRA. Although a settlement of these charges was proposed, it was not approved by the NLRB, and the charges currently are set for an administrative hearing beginning on March 30, 1998. In Case No. 21-CA-31807, UNITE alleges that the Company has unlawfully threatened to move its production to Mexico and elsewhere outside the United States thus unlawfully interfering with UNITE's corporate campaign at the Company's headquarters and at certain of the Company's independent contractors, and has unlawfully ceased doing business with certain independent contractors where ongoing union organizing campaigns are being conducted. In this case, UNITE alleges that the Company has violated the proposed settlement in cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648 by allegedly engaging in such conduct. Case No. 21-CA-31807 is currently under investigation by the NLRB. The NLRB has informed the Company it is evaluating several theories on which it may issue a complaint.

    On August 7, 1997 UNITE filed Case No. 21-CA-32201, alleging the Company violated the NLRA by filing retaliatory state and federal civil lawsuits against UNITE and UNITE's employees, seeking fees and costs incurred defending such lawsuits. These lawsuits primarily concern the legality of UNITE's picketing activities against the Company, as well as trademark and other similar violations under state and federal law. The NLRB determined not to issue a complaint with respect to the Company's federal trademark suit, and to issue a compliant with respect to certain of the Company's state law claims.

    On November 14, 1997, UNITE filed Case No. 21-CA-32433 against the Company. In this case, UNITE alleges the Company has interfered with, restrained and coerced employees in the exercise of their Section 7 rights by filing and prosecuting two other civil lawsuits against UNITE. The first of these lawsuits concerns UNITE's alleged breach of a 1995 settlement agreement with the Company. The second civil lawsuit involves the Company's claim for libel brought against UNITE. In both of these cases, UNITE seeks, among other things, recovery of the fees and costs in defending the civil lawsuits. The NLRB has informed the Company that further processing of this charge will be held in abeyance pending outcome of the underlying civil lawsuit.

    On June 19, 1997 (Case No. 21-CA-32106), UNITE filed with the NLRB charges that the Company, one of the Company's independent contractors, the law firm of Mitchell Silberberg & Knupp LLP ("MSK") and certain employees of the Company and MSK, acting in concert with each other interfered with the employees of the independent contractors in the exercise of such employees' Section 7 rights under the NLRA respecting the enforcement of wage and hour laws. This Case was amended by UNITE on October 6, 1997, to add three additional independent contractors of the Company as charged parties and to allege certain of the contractors' employees were unlawfully polled and interrogated regarding their union sympathies and threatened with plant closure. In this case, it is further alleged the Company and its independent contractors were jointly liable for the independent contractors' employees. On December 9 and 11, 1997, the Regional Director for Region 21 of the NLRB ("Regional Director") advised the Company that the portions of Case No. 21-Ca-32106 against MSK and the portion of that charge which alleged the Company and its independent contractors were joint employers would be dismissed. The NLRB has issued a formal complaint regarding the allegations against the Company that it had unlawfully polled and interrogated employees of its independent contractors regarding their union and/or protected concerted activities.

    In Case No. 21-CA-32131 filed on June 30, 1997 and subsequently amended, UNITE filed with the NLRB charges alleging that the Company restrained, coerced, and interfered with the Company's employees rights under Section 7 of the NLRA by engaging in certain unlawful conduct including, without limitation: (a) interrogating and polling employees regarding their and other employees' union sympathies and activities; (b) organizing anti-union demonstrations; (c) promising benefits to employees if they withdrew support for UNITE; (d) threatening employees due to their support and activities on behalf of UNITE;
(e) assisting and supporting an unlawful employee committee; and (f) engaging in other conduct designed to have a negative effect on UNITE's corporate campaign. In Case No. 21-CA-32136, filed on July 3, 1997 and subsequently amended, UNITE alleges that the Company unlawfully discharged two employees because of their union activities.

    In November 1997, the Regional Director issued a consolidated complaint against the Company based on the unfair labor practice charges filed in Cases No. 21-CA-32131 and No. 21-CA-32136. The consolidated complaint alleges the Company unlawfully (a) threatened, coerced, restrained and interfered with its employees in the exercise of their rights under Section 7 of the NLRA, (b) dominated, administered, supported, assisted and failed to disband an allegedly unlawful employee committee, (c) discharged an employee allegedly because of the employee's union activities, (d) created onerous working conditions for another employee, gave that employee a written warning, a poor performance evaluation and probation and subsequently discharged that employee allegedly because of the employee's union activities and (e) issued a written warning to another employee allegedly because the employee did not engage in anti-union demonstrations. The administrative hearing on the consolidated complaint is scheduled to begin on March 30, 1998. The Regional Director has determined to consolidate Cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648 with Cases No. 21-CA-32131 and
No. 21-CA-32136.

    On December 11, 1997, UNITE filed Case No. 21-CA-32427 alleging the Company unlawfully discharged certain employees in October 1997 because of certain union activities and unlawfully threatened employees due to their union activities. On February 10, 1998, the NLRB determined to issue a complaint against the Company alleging the Company unlawfully terminated eleven employees due to their union activities and to consolidate this complaint with the consolidated complaint issued in Cases No. 21-CA-32131, 21-CA-32136, 21-CA-31524, 21-CA-31565 and
21-CA-31648. On October 30, 1997, The Regional Director indicated her intent to request authorization from the NLRB's General Counsel to seek injunctive relief in federal district court under Section 10(j) of the NLRA requiring the Company to reinstate the two discharged employees (in Case No. 21-CA-32136), disestablish the employee committee and require the Company to refrain from violating the NLRA pending the outcome of the NLRB's administrative proceedings on these charges. On December 31,1997, the NLRB informed the Company that UNITE's request for injunctive relief has been deferred until the close of the evidentiary record at the administrative hearing on the consolidated complaint.

    The Regional Director has given the Company the opportunity to enter into negotiations over a settlement agreement which would resolve Cases No. 21-CA-32131, 21-CA-32136, 21-CA-31524, 21-CA-31565, 21-CA-31648 and 21-CA-32427,
as well as other pending charges. The Company's senior management is currently reviewing the Regional Director's proposal and evaluating its options.

    In connection with its campaign against the company, UNITE has accused the Company's independent contractors of engaging in illegal industrial homework operations and violating minimum wage and overtime laws. It also accused the Company of violating its agreement with the USDOL with respect to its program to monitor its contractors for compliance with federal labor laws. In addition, as a result of increased public attention to the apparel industry 'sweatshop' issue, federal and state labor investigators have continued to conduct frequent inspections of apparel contractors, and federal labor officials have recently reviewed the Company's contractor compliance monitoring program.

    To the best of its knowledge, the Company's program to monitor its independent contractors for compliance with federal labor laws is in compliance with its voluntary agreement with the USDOL and meets USDOL guidelines for such programs. However, there can be no assurance that, despite such program, the Company's contractors will not violate federal or state labor laws. To the best of the Company's knowledge, no illegal industrial homework of the Company's apparel has been found occurring at any contractor in the past year and no violations of minimum wage or overtime laws have been found at the Company's contractors in the twelve months ended December 31, 1997.

    On February 24, 1998, the Company and Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, were named as defendants in a putative class action entitled John N. Robinson v. Guess ?, Inc., Maurice Marciano, Paul Marciano and Armand Marciano, case number BC186583, filed in the Los Angeles Superior Court. The complaint (the "Complaint") purports to state a claim under Sections 11.12(2) and 15 of the Securities Act of 1933 for alleged misrepresentations in connection with the Company's initial public offering (the "IPO") in August 1996. Mr. Robinson purports to represent a class of all purchasers of the Company's stock in the IPO and seeks unspecified damages. The case has just been filed, and a response by the defendants is not yet due. While it is too soon to predict the outcome of the case with any certainty, the Company believes it has meritorious defenses to each of the claims asserted and intends to vigorously defend itself.

    The Company believes the outcome of one or more of the above cases could have a material adverse effect on the Company's financial condition and results of operations.

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

(c) The results of the matters voted at the Annual Meeting were as follows:

(1) To elect the Class I Director to serve as such until the 2000 Annual Meeting of Stockholders and until his successor has been elected and qualified.

                                                                   FOR        AGAINST      ABSTAIN
                                                               ------------  ---------  -------------
Armand Marciano                                                  41,990,268     46,722            0

(1) To ratify the selection of KPMG Peat Marwick LLP to serve as independent certified public accountants for the year ended December 31, 1997.

                                                                  FOR        AGAINST    ABSTAIN
                                                              ------------  ---------  ---------
                                                                41,999,921     21,076     15,993

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Since August 8, 1996, the Company's Common Stock has been listed on the New York Stock Exchange under the symbol "GES." The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape.

YEAR ENDED DECEMBER 31, 1996                                               HIGH        LOW
----------------------------------------------------------------------  ----------  ----------
Third Quarter (from August 7, 1996)...................................      18 1/4      13 1/4
Fourth Quarter 1996...................................................      14 3/8      11 5/8

YEAR ENDING DECEMBER 31, 1997
----------------------------------------------------------------------
First Quarter 1997....................................................      14 5/8      10 1/4
Second Quarter 1997...................................................      13 3/8      10 1/8
Third Quarter 1997....................................................      10 1/4       8 3/4
Fourth Quarter 1997...................................................       9 3/4       6 3/8

YEAR ENDING DECEMBER 31, 1998
----------------------------------------------------------------------
First Quarter through March 6, 1998...................................     6 15/16      5 3/16

    On March 6, 1998, the closing sales price per share of the Company's Common Stock as reported on the New York Stock Exchange Composite Tape was 5 7/8. On March 6, 1998, there were 169 holders of record of the Company's Common Stock.

DIVIDEND POLICY

    The Company intends to use its cash flow from operations in 1998 principally to finance the expansion and remodel of its retail stores, shop-in-shop programs and operations. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The agreement governing the Company's revolving credit facility and the indenture pursuant to which the Senior Subordinated Notes were issued restrict the payment of dividends by the Company.

    Since its IPO on August 8, 1996, the Company has not declared any dividends on its Common Stock.

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

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  ----------
                                                                             (IN THOUSANDS)
STATEMENT OF EARNINGS DATA:
  Net revenue........................................  $  515,372  $  551,162  $  486,733  $  547,812  $  520,224
  Earnings from operations...........................      70,646      98,095      82,928     117,807     114,464
  Net earnings.......................................      37,511      66,741      63,919      97,641     103,471
SUPPLEMENTAL STATEMENT OF EARNINGS DATA(1)
Earnings before income taxes and change in accounting
  principle(2).......................................  $   54,887  $   82,567  $   66,814  $  101,181  $  105,281
Income taxes.........................................      21,337      33,241      26,726      40,472      42,112
Net earnings.........................................      37,511      49,326      40,088      60,709      63,169
Basic and diluted earnings per share(3)..............  $     0.87  $     1.18  $     0.96
Weighted average common shares
  outstanding--basic(3)..............................      42,898      41,906      41,675
Weighted average common shares
  outstanding--diluted(3)............................      42,902      41,908      41,675

                                                                              DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
Working capital......................................  $  106,670  $   76,821  $   57,572  $   83,127  $   74,094
Total assets.........................................     287,814     239,306     202,635     207,696     181,017
Notes payable and long-term debt.....................     141,517     127,316     123,335     156,495     189,414
Net stockholders' equity (deficiency)(4).............      75,330      34,928      10,997         373     (50,284)

------------

(1) Reflects adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation. Prior to the Company's IPO in August 1996, the Company had elected to be taxed as an S corporation for Federal income tax purposes. In certain states, the Company was taxed as an S corporation; in other states, the Company was taxed as a C corporation. Effective January 1, 1991, the Company elected to be treated as an S corporation for California tax purposes. As a result of the Company's IPO, all S corporation elections were terminated.

(2) Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures will be capitalized and amortized over five years using the straight-line method. In prior years, these costs had been expensed as incurred. The Company believes that this new method will more closely match the long-term benefit that the product display fixtures provide with the expected future revenue from such fixtures. The cumulative effect of the change in accounting principle, recorded in the first quarter of 1997, is calculated based upon the retroactive effect of applying the new accounting method to prior year fixture acquisitions. The cumulative effect of the change in accounting principle of $4.0 million (after reduction for income tax expense of $2.7 million) is included in earnings for the year ended December 31, 1997. Excluding the cumulative effect of the change in accounting principle, the effect of the change during 1997 was to increase net earnings by approximately $6.2 million or $0.14 per share.

(3) 1996 reflects (i) 32,681,819 shares of Common Stock outstanding prior to the IPO and the assumed issuance of 8,730,000 shares of Common Stock at the IPO ($18.00 per share) to generate sufficient cash to pay a distribution of retained earnings to its then existing shareholders as part of the termination of its S corporation status in an amount equal to retained earnings as of the IPO date and (ii) an average of 42,682,000 shares outstanding subsequent to the IPO, representing the actual shares outstanding. The difference between the basic and diluted weighted-average number of common shares outstanding for 1997 and 1996 is due to 4,000 and 2,000 dilutive stock options, respectively.

(4) Stockholders' deficiency in 1993 resulted from the Company's repurchase of certain of the Common Stock owned by a former stockholder for $203.5 million.

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

ACTUAL AND PRO FORMA RESULTS OF OPERATIONS

    The following table sets forth actual operating results for the 1997 period and pro forma operating results for the 1996 and 1995 periods. Pro forma operating results reflect adjustments to historical operating results for (i) the elimination of salaries and bonuses paid to Maurice, Paul and Armand Marciano ("Principal Executive Officers") in excess of an aggregate of $4.9 million per year (the estimated aggregate salaries and bonuses to be paid to the Principal Executive Officers under their respective employment agreements which became effective concurrently with the consummation of the IPO), resulting in a decrease in compensation expense of $3.5 million and $2.4 million for 1996 and 1995, respectively; (ii) the decrease in depreciation and operating costs of $1.2 million and $2.6 million for 1996 and 1995, respectively, associated with an aircraft owned by the Company, which was sold in contemplation of the IPO;
(iii) the elimination of the minority interest in Guess Europe, B.V. ("GEBV") and Guess? Italia, S.r.l. ("Guess? Italia") through the merger of Marciano International, Inc. ("Marciano International") with and into the Company in connection with the IPO, resulting in the inclusion in net earnings of $323,000 and $274,000 for 1996 and 1995, respectively, which amounts had previously been recorded as minority interest; and (iv) adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation throughout the periods presented.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
                                                                                         (IN THOUSANDS)
Net revenue:
  Product sales..............................................................  $  465,913  $  497,874  $  440,359
  Net royalties..............................................................      49,459      53,288      46,374
                                                                               ----------  ----------  ----------
    Total net revenue........................................................     515,372     551,162     486,733
Cost of sales................................................................     288,408     298,631     262,142
                                                                               ----------  ----------  ----------
Gross profit.................................................................     226,964     252,531     224,591
Selling, general and administrative expenses.................................     156,318     146,186     136,606
                                                                               ----------  ----------  ----------
  Earnings from operations before reorganization charge......................      70,646     106,345      87,985
Reorganization charge........................................................          --       3,559          --
                                                                               ----------  ----------  ----------
  Earnings from operations after reorganization charge.......................      70,646     102,786      87,985
Non-operating income (expense):
Interest expense, net........................................................     (13,718)    (14,539)    (15,957)
Non-operating income (expense), net..........................................      (2,041)       (666)        117
                                                                               ----------  ----------  ----------
                                                                                  (15,759)    (15,205)    (15,840)
  Earnings before income taxes and cumulative effect of change in accounting
    principle................................................................      54,887      87,581      72,145
Income taxes.................................................................      21,337      35,257      28,858
                                                                               ----------  ----------  ----------
  Earnings before cumulative effect of change in accounting principle........      33,550      52,324      43,287
Cumulative effect of change in accounting for product display fixtures, net
  of income tax expense of $2,707............................................       3,961          --          --
                                                                               ----------  ----------  ----------
  Net earnings...............................................................  $   37,511  $   52,324  $   43,287
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The following table sets forth actual operating results for the 1997 period and pro forma operating results for the 1996 and 1995 periods as a percentage of net revenue.

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
Net revenue:
  Product sales...................................................................       90.4%      90.3%      90.5%
  Net royalties...................................................................        9.6        9.7        9.5
                                                                                    ---------  ---------  ---------
    Total net revenue.............................................................      100.0      100.0      100.0
Cost of sales.....................................................................       56.0       54.2       53.9
                                                                                    ---------  ---------  ---------
Gross profit......................................................................       44.0       45.8       46.1
Selling, general and administrative expenses......................................       30.3       26.5       28.0
                                                                                    ---------  ---------  ---------
  Earnings from operations before reorganization charge...........................       13.7       19.3       18.1
Reorganization charge.............................................................         --        0.6         --
                                                                                    ---------  ---------  ---------
  Earnings from operations after reorganization charge............................       13.7       18.6       18.1
Non-operating income (expense): Interest expense, net.............................       (2.7)      (2.6)      (3.3)
Non-operating income (expense), net...............................................       (0.4)      (0.1)       0.0
                                                                                    ---------  ---------  ---------
                                                                                         (3.1)      (2.7)      (3.3)
  Earnings before income taxes and cumulative effect of change in accounting
    principle.....................................................................       10.6       15.9       14.8
Income taxes......................................................................        4.1        6.4        5.9
                                                                                    ---------  ---------  ---------
  Earnings before cumulative effect of change in accounting principle.............        6.5        9.5        8.9
  Cumulative effect of change in accounting for product display fixtures, net of
    income tax expense of $2,707).................................................        0.8         --         --
                                                                                    ---------  ---------  ---------
  Net earnings....................................................................        7.3%       9.5%       8.9%
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

    NET REVENUE. Net revenue decreased $35.8 million or 6.5% to $515.4 million in the year ended December 31, 1997 from $551.2 million in the year ended December 31, 1996. Net revenue from wholesale operations decreased $38.1 million or 13.2% to $250.0 million from $288.1 million. Domestic and international wholesale operations net revenue decreased by $26.1 million and $12.0 million, respectively. The Company's domestic wholesale net sales declined primarily as a result of increased competition in branded basic denim apparel and $10.0 million in markdowns and returns in excess of anticipated levels in the 1997 period. International wholesale operations decreased primarily due to the sale of the Guess? Italia operations during the second quarter of 1997. Net revenue from retail operations increased $6.1 million or 2.9% to $215.9 million from $209.8 million, from volume generated by new store openings, partially offset by an 8.4% decrease in comparable store net revenue. The decrease in comparable store revenue was primarily due to production delays related to fabric and a loss of merchandise in a factory fire during the first half of 1997, as well as softening Pacific Rim tourism adversely affecting west coast stores and aggressive campaigns against the Company by UNITE (see also "Legal Proceedings"). Net royalties decreased 7.1% in the year ended December 31, 1997 to $49.5 million from $53.3 million in the year ended December 31, 1996. The decline in net royalties was primarily due to lower royalties resulting from discontinued licenses and non-recurring technical assistance fees recorded in the second quarter of 1996, partially offset by the increase in net royalties from new licensees. Net revenue from international operations comprised 11.5% and 12.1% of the Company's net revenue during 1997 and 1996, respectively.

    GROSS PROFIT. Gross profit decreased 10.1% to $227.0 million in the year ended December 31, 1997 from $252.5 million in the year ended December 31, 1996. The decline in gross profit resulted from lower net royalties, as well as decreased net revenue from product sales. Gross profit from product sales decreased 10.9% to $177.5 million in the year ended December 31, 1997 from $199.2 million in the year ended December 31, 1996. Gross margin decreased to 44.0% in the year ended December 31, 1997 as compared to 45.8% in the year ended December 31, 1996. Gross margin from product sales decreased to 38.1% in the year ended December 31, 1997 compared to 40.0% in the year ended December 31, 1996. The decline in the gross margin was primarily the result of higher domestic wholesale markdowns and fixed store occupancy costs being spread over a lower revenue base in the 1997 period.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased 3.6% in the year ended December 31, 1997 to $156.3 million, or 30.3% of net revenue, from $150.9 million, or 27.4% of net revenue, in the year ended December 31, 1996. On a pro forma basis, SG&A expenses would have increased 6.9% in the year ended December 31, 1997 to $156.3 million, or 30.3% of net revenue, from $146.3 million, or 26.5% of net revenue, in the year ended December 31, 1996. The increase in SG&A expense was primarily the result of higher depreciation expense associated with increased capital expenditures, higher legal costs associated with UNITE activities (see "Legal Proceedings"), $3.1 million in non-recurring general and administrative expenses and increased store expenses related to the expansion of the retail operations.

    REORGANIZATION CHARGE. In anticipation of the IPO, in the second quarter of 1996, the Company recorded reserves for certain non-recurring charges related to the write-downs of operating assets to be disposed amounting to $3.6 million for
(i) disposal of two remote warehouse and production facilities resulting in a net book loss of $2.4 million, and (ii) the net book loss of $1.2 million incurred by the Company in connection with the sale of one of its aircraft. The above charges were based upon the book value of the related assets as of June 30, 1996. The Company intends to relocate the warehouse and production operations located at the remote facilities to its central facility in Los Angeles in an effort to centralize its operations and improve operating efficiencies.

    INTEREST EXPENSE, NET. Net interest expense decreased 5.6% to $13.7 million in the year ended December 31, 1997 from $14.5 million in the year ended December 31, 1996. This decrease resulted primarily from a lower average effective interest rate, partially offset by slightly higher outstanding average debt. For the year ended December 31, 1997, the average debt balance was $145.3 million, with an average effective interest rate of 9.1%. For the year ended December 31, 1996, the average debt balance was $144.4 million, with an average effective interest rate of 9.4%.

    OTHER NON-OPERATING EXPENSES. Other non-operating expenses were $2.0 million in the year ended December 31, 1997 as compared to $1.0 million in the year ended December 31, 1996. On a pro forma basis, other non-operating expenses would have been $2.0 million in the year ended December 31, 1997 compared to $0.7 million in the year ended December 31, 1996. The increase was primarily due to a $1.4 million write-down to the lower of cost or market of a certain equity investment.

    INCOME TAXES. Prior to the IPO, for Federal and certain state income tax purposes, the Company elected to be treated as an S corporation and therefore generally was not subject to income tax on its earnings. The Company's income taxes, which represent state and foreign income taxes, plus Federal income taxes after the IPO, were $21.3 million and $15.8 million in the years ended December 31, 1997 and December 31, 1996, respectively. The Company's S corporation status was terminated in connection with the IPO and, therefore, the Company is now fully subject to Federal, state and foreign income taxes. On a pro forma basis, income taxes would have been $21.3 million and $35.3 million in the years ended December 31, 1997 and December 31, 1996, respectively.

    NET CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures will be capitalized and amortized over five years using the straight-line method. In prior years, these costs were expensed as incurred. The Company believes this new method will more closely match the long-term benefit the product display fixtures provide with the expected future revenue from such fixtures. The cumulative effect of the change in accounting principle, recorded in the first quarter of 1997, is calculated based on the retroactive effect of applying the new accounting method to prior year fixture acquisitions. The cumulative effect of the change in accounting principle of $4.0 million (after reduction for income tax expense of $2.7 million) is included in earnings for the year ended December 31, 1997. Excluding the cumulative effect of the change in accounting principle, the effect of the change during 1997 was to increase net earnings by approximately $6.2 million or $0.14 per share.

    NET EARNINGS. Net earnings decreased to $37.5 million in the year ended December 31, 1997, from $66.7 million in the year ended December 31, 1996. On a pro forma basis, net earnings would have decreased to $37.5 million in the year ended December 31, 1997, from $52.3 million in the year ended December 31, 1996. Excluding the cumulative effect of the change in accounting principle in 1997 and reorganization charge in 1996, pro forma net earnings would have decreased by 35.9% to $33.5 million, or 6.5% of net revenue, in the year ended December 31, 1997 from $54.4 million, or 9.9% of net revenue, in the year ended December 31, 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

    NET REVENUE. Net revenue increased $64.5 million or 13.2% to $551.2 million in the year ended December 31, 1996 from $486.7 million in the year ended December 31, 1995. Net revenue from wholesale operations increased $17.2 million or 6.3% to $288.1 million from $270.9 million, due principally to an increase in sales outside the United States of $31.5 million, partially offset by a $14.3 million decline in domestic wholesale sales. The Company's domestic net sales declined primarily as a result of increased competition in branded basic denim apparel. Net revenue from retail operations increased $40.4 million or 23.8% to $209.8 million from $169.4 million, primarily attributable to an increase of 9.3% in comparable store net revenue and from volume generated by new store openings. The increase in comparable store net revenue was primarily attributable to a favorable merchandise mix and the implementation of improved inventory management systems. Net royalties increased 14.9% in the year ended December 31, 1996 to $53.3 million from $46.4 million in the year ended December 31, 1995. Net revenue from international operations comprised 12.1% and 6.9% of the Company's net revenue during 1996 and 1995, respectively.

    GROSS PROFIT. Gross profit increased 12.4% to $252.5 million in the year ended December 31, 1996 from $224.6 million in the year ended December 31, 1995. The increase in gross profit resulted from increased net royalties, as well as increased net revenue from product sales. Gross profit from product sales increased 11.8% to $199.2 million in the year ended December 31, 1996 from $178.2 million in the year ended December 31, 1995. Gross margin decreased to 45.8% in the year ended December 31, 1996 as compared to 46.1% in the year ended December 31, 1995. Gross margin from product sales decreased to 40.0% in the year ended December 31, 1996 as compared to 40.5% in the year ended December 31, 1995, which included a provision of $3.9 million for store closing expenses. Without this provision, gross margin from product sales would have decreased to 40.0% from 41.4%. The decline was primarily the result of the growth in net revenue derived from international operations which generally carry lower gross profit margins, increased occupancy costs associated with stores opened in 1995 and lower gross margin experienced in the Retail Division resulting from an increase of employee sales at lower gross margins.

    SG&A EXPENSES. SG&A expenses increased 6.5% in the year ended December 31, 1996 to $150.9 million, or 27.4% of net revenue, from $141.7 million, or 29.1% of net revenue, in the year ended December 31, 1995. On a pro forma basis, SG&A expenses would have increased 7.0% in the year ended December 31, 1996 to $146.2 million, or 26.5% of net revenue, from $136.6 million, or 28.1% of net revenue, in the year ended December 31, 1995. The increase in SG&A expense was primarily the result of increased store expenses related to the expansion of the retail operation, increased administrative expenses related to the expansion of the international operations and a non-recurring executive bonus of $1.0 million. The decrease in SG&A expenses as a percentage of net revenue was the result of fixed expenses being spread over a larger revenue base in the 1996 period.

    REORGANIZATION CHARGE. In anticipation of the IPO, in the second quarter of 1996, the Company recorded reserves for certain non-recurring charges related to the write-downs of operating assets to be disposed amounting to $3.6 million for: (i) disposal of two remote warehouse and production facilities resulting in a net book loss of $2.4 million, and (ii) the net book loss of $1.2 million incurred by the Company in connection with the sale of one of its aircraft. The above charges were based on the book value of the related assets at June 30, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily upon internally generated funds, trade credit and bank borrowings to finance its operations. At December 31, 1997 the Company had working capital of $106.7 million, compared to $76.8 million at December 31, 1996. The $29.9 million increase in working capital is primarily due to a $17.7 million increase in prepaid expenses and current deferred tax assets and a $12.6 million increase in inventories. The increase in inventory relates to new store additions.

    The Company's Credit Agreement provides for a $100.0 million revolving credit facility which includes a $20.0 million sublimit for letters of credit. At December 31, 1997, the Company had $36.3 million in outstanding borrowings under the revolving credit facility and outstanding letters of credit of $1.0 million. At December 31, 1997, the Company had $62.7 million available for future borrowings under such facility. The revolving credit facility will expire in December 1999. In addition to the revolving credit facility, the Company also has a $25.0 million letter of credit facility. At December 31, 1997, the Company had $13.0 million outstanding under this facility. The Credit Agreement contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. The Company was in compliance with or had obtained waivers for all such covenants as of December 31, 1997.

    Capital expenditures, net of lease incentives granted, totaled $46.3 million for 1997 and $20.2 million for 1996. The increase in the Company's capital expenditure was due to an aggressive shop-in-shop expansion program and the increase in new store openings. Approximately $14.0 million was spent on the shop-in-shop program during 1997 (See also note 16 of Notes to Financial Statements - Cumulative Effect of Change in Accounting for Product Display Fixtures). The Company estimates that its capital expenditures for 1998 will be approximately $20.0 million, primarily for retail store expansion and remodeling, the shop-in-shop program and operations.

    The Company anticipates it will be able to satisfy its ongoing cash requirements through 1998, including retail and international expansion plans, and interest payments on the Company's Senior Subordinated Notes, primarily with cash flow from operations, supplemented, if necessary, by borrowings under its revolving Credit Agreement.

    In May 1997, the Company sold substantially all of the assets and liabilities of Guess? Italia to Maco. In connection with this sale, the Company also purchased a 10% ownership interest in and entered into an approximate 10-year license agreement with Maco, granting it the right to manufacture and distribute certain men's and women's jeanswear apparel, which bear the Guess trademark, in certain parts of Europe. In addition to royalty fees, the Company will also receive $14.1 million over the next four years in consideration of the grant of the license rights. During 1997, the Company recorded $2.6 million in revenue in connection with the grant of the license rights and an additional $1.0 million in royalty fees related to product sales.

OTHER MATTERS

    YEAR 2000

    The Company is assessing the internal readiness of its computer systems for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and does not believe that the cost of such actions will have a material adverse effect on its results of operations or financial condition. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues, and the Company's inability to implement such systems and changes could have an adverse effect on future results of operations.

    LABOR ISSUES

    The Union of Needletrades, Industrial and Textile Employees ("UNITE") has continued to conduct a corporate campaign against the Company. In addition to the legal proceedings (See "Legal Proceedings") initiated by UNITE, UNITE has, and continues to, through the media and otherwise attempted to tarnish the Company's image and affect the sales of the Company's product. The Company believes that such corporate campaign could have a material adverse effect on the Company's financial condition and results of operations.

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

    The failure of the Company to continue to enhance operating control systems could adversely affect the Company's financial condition and results of operations.

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

    SEASONALITY

    The Company's business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The Company's wholesale operations generally experience stronger performance in the first and third quarters, while retail operations are generally stronger in the third and fourth quarters. As the timing of the shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year. The Company has not had significant overhead and other costs generally associated with large seasonal variations.

    INFLATION

    The Company does not believe the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on its net revenue or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured, the Company does not believe they have had a material effect on the Company's net revenue or profitability.

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

    IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"), in February 1997 effective for both interim and annual periods ending after December 15, 1997. The Company adopted FAS 128 in the fourth quarter of 1997. FAS 128 requires the presentation of "Basic" earnings per share which represents income available to common shareholders divided by the weighted-average number of Common Shares outstanding for the period. A dual presentation of "Diluted" earnings per share is also required. The Diluted presentation is similar to the Company's historical presentation of fully diluted earnings per share. FAS 128 requires restatement of all prior-period earnings per share data presented. All per-share data contained in the Company's financial statements has been restated to reflect this adoption.

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has determined the only impact from the adoption of SFAS 130 will be from foreign currency adjustments.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 established standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement

No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirement for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has not determined whether the adoption of SFAS 131 will have a material impact on the Company's financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    Not applicable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    Information with respect to Directors may be found under the caption "Directors and Executive Officers" in the Company's Proxy Statement ("Proxy Statement") dated March 31, 1998, for the 1998 Annual Meeting of Shareholders to be held May 18, 1998. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

    The information in the Proxy Statement set forth under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Security Ownership and Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

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

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1997.

                                 GUESS ?, INC.

                                   FORM 10-K

                            ITEMS 8, 14(A) AND 14(D)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                   PAGE
                                                                                                                 ---------
  1        Consolidated Financial Statements

           Independent Auditors' Report........................................................................     F-2

           Consolidated Balance Sheets at December 31, 1997 and 1996...........................................     F-3

           Consolidated Statements of Earnings for the Years
             Ended December 31, 1997, 1996 and 1995............................................................     F-4

           Consolidated Statements of Stockholders' Equity for the Years Ended
             December 31, 1997, 1996 and 1995..................................................................     F-5

           Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1997, 1996 and 1995..................................................................     F-6

           Notes to Consolidated Financial Statements..........................................................     F-7

  2        Consolidated Financial Statement Schedule

           Valuation and Qualifying Accounts...................................................................    F-27

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders

   of Guess ?, Inc.:

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guess ?, Inc. and Subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in note 16, the Company changed its method of accounting for its product display fixtures in 1997.

                                          KPMG Peat Marwick LLP

Los Angeles, California
February 24, 1998

                         GUESS ?, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                               1997        1996
                                                                                            ----------  ----------
Current Assets:
  Cash....................................................................................  $    8,204  $    8,800
  Short-term investments (note 2).........................................................          --       4,401
  Receivables:
    Trade receivables, net of reserves aggregating $11,196 and $9,737 at December 31, 1997
      and 1996, respectively..............................................................      17,080      27,107
    Royalties.............................................................................      14,663      15,613
    Other.................................................................................       6,032       4,042
                                                                                            ----------  ----------
                                                                                                37,775      46,762
  Inventories (note 3)....................................................................      92,081      79,489
  Prepaid expenses........................................................................       5,422       5,055
  Prepaid taxes...........................................................................      14,705         194
  Deferred tax assets (note 6)............................................................       9,435       6,614
                                                                                            ----------  ----------
        Total current assets..............................................................     167,622     151,315

Property and equipment, at cost, net of accumulated depreciation and amortization (note
  4)......................................................................................      98,170      64,302
Long-term investments (note 2)............................................................       2,340       2,901
Other assets, at cost, net of accumulated amortization of $790 and $421 at December 31,
  1997 and 1996, respectively (notes 6 and 14)............................................      19,682      20,788
                                                                                            ----------  ----------
                                                                                            $  287,814  $  239,306
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of notes payable and long-term debt (note 5).......................  $      217  $    6,099
  Accounts payable........................................................................      38,323      39,285
  Accrued expenses........................................................................      22,314      24,935
  Income taxes payable (note 6)...........................................................          98       4,175
                                                                                            ----------  ----------
        Total current liabilities.........................................................      60,952      74,494
Notes payable and long-term debt, net of current installments (note 5)....................     141,300     121,217
Other liabilities.........................................................................      10,232       8,667
                                                                                            ----------  ----------
                                                                                               212,484     204,378
Stockholders' equity (note 7):
  Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and
    outstanding...........................................................................          --          --
  Common stock, $0.01 par value. Authorized 150,000,000 shares; issued 62,928,827 and
    62,712,611 shares at 1997 and 1996, outstanding 42,898,035 and 42,681,819 shares
    actual, respectively, 20,030,792 shares held in Treasury..............................         137         135
  Paid-in capital                                                                              158,589     155,591
  Retained earnings                                                                             67,432      29,921
  Foreign currency translation adjustment.................................................         (52)         57
  Treasury stock, 20,030,792 shares repurchased...........................................    (150,776)   (150,776)
                                                                                            ----------  ----------
        Net stockholders' equity..........................................................      75,330      34,928
                                                                                            ----------  ----------
Commitments and contingencies (note 9)                                                      $  287,814  $  239,306
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                         GUESS ?, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                        DECEMBER 31, 1997, 1996 AND 1995

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Net revenue
  Product sales..............................................................  $  465,913  $  497,874  $  440,359
  Net royalties..............................................................      49,459      53,288      46,374
                                                                               ----------  ----------  ----------
                                                                                  515,372     551,162     486,733
Cost of sales................................................................     288,408     298,631     262,142
                                                                               ----------  ----------  ----------
Gross profit.................................................................     226,964     252,531     224,591
Selling, general and administrative expenses.................................     156,318     150,877     141,663
Reorganization charge (note 15)..............................................          --       3,559          --
                                                                               ----------  ----------  ----------
  Earnings from operations...................................................      70,646      98,095      82,928
                                                                               ----------  ----------  ----------
Non-operating expense:
  Interest, net..............................................................     (13,718)    (14,539)    (15,957)
  Other, net.................................................................      (2,041)       (989)       (157)
                                                                               ----------  ----------  ----------
                                                                                  (15,759)    (15,528)    (16,114)
  Earnings before income taxes and cumulative effect of change in accounting
    principle................................................................      54,887      82,567      66,814
Income taxes (note 6)........................................................      21,337      15,826       2,895
                                                                               ----------  ----------  ----------
  Earnings before cumulative effect of change in accounting principle........      33,550      66,741      63,919

Cumulative effect of change in accounting for product display fixtures, net
  of income tax expense of $2,707 (note 16)..................................       3,961          --          --
                                                                               ----------  ----------  ----------
  Net earnings...............................................................  $   37,511  $   66,741  $   63,919
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Supplemental pro forma financial information (note 1):
-----------------------------------------------------------------------------

Earnings before income taxes and cumulative effect of change in accounting
  principle, as presented....................................................  $   54,887  $   82,567  $   66,814
Pro forma provision for income taxes (1996 and 1995 periods)(unaudited)(note
  6).........................................................................      21,337      33,241      26,726
                                                                               ----------  ----------  ----------
Pro forma earnings before cumulative effect of change in accounting principle
  (1996 and 1995 periods) (unaudited)........................................  $   33,550  $   49,326  $   40,088
Cumulative effect of change in accounting for product display fixtures, net
  of income tax expense of $2,707 (note 16)..................................       3,961          --          --
                                                                               ----------  ----------  ----------
Pro forma net earnings (1996 and 1995 periods) (unaudited) (note 6)..........  $   37,511  $   49,326  $   40,088
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Basic and diluted earnings per share:
-----------------------------------------------------------------------------

Earnings before cumulative effect of change in accounting principle (1996 and
  1995 periods, pro forma)...................................................  $     0.78  $     1.18  $     0.96
Cumulative effect of change in accounting for product display fixtures, net
  of income tax expense of $2,707 (note 16)..................................        0.09          --          --
                                                                               ----------  ----------  ----------
Net earnings (1996 and 1995 periods, pro forma)..............................  $     0.87  $     1.18  $     0.96
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted number of common shares outstanding.................................      42,898      41,906      41,675
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted number of common and dilutive shares outstanding....................      42,902      41,908      41,675
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                         GUESS ?, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                                  FOREIGN
                                                                                 CURRENCY
                                            COMMON      PAID-IN     RETAINED      TRANS.      TREASURY
                                             STOCK      CAPITAL     EARNINGS       ADJ.         STOCK        TOTAL
                                          -----------  ----------  -----------  -----------  -----------  -----------
Balance at December 31, 1994............   $      35   $      181  $   150,948   $     (15)  $  (150,776) $       373
  Net earnings..........................          --           --       63,919          --            --       63,919
  Stockholder distributions.............          --           --      (53,300)         --            --      (53,300)
  Foreign currency translation
    adjustment..........................          --           --           --           5            --            5
                                               -----   ----------  -----------  -----------  -----------  -----------
Balance at December 31, 1995............          35          181      161,567         (10)     (150,776)      10,997
  Net earnings..........................          --           --       66,741          --            --       66,741
  Stockholder distributions.............          --           --     (224,600)         --            --     (224,600)
  Issuance of common stock..............         100      169,200           --          --            --      169,300
  Reclassification of stockholder
    distributions in excess of retained
    earnings............................          --      (15,252)      15,252          --            --            0
  Net equity adjustments resulting from
    Marciano International merger.......          --        1,462       10,961          --            --       12,423
  Foreign currency translation
    adjustment..........................          --           --           --          67            --           67
                                               -----   ----------  -----------  -----------  -----------  -----------
Balance at December 31, 1996............         135      155,591       29,921          57      (150,776)      34,928
  Net earnings..........................          --           --       37,511          --            --       37,511
  Issuance of common stock..............           2        2,998           --          --            --        3,000
  Foreign currency translation
    adjustment..........................          --           --           --        (109)           --         (109)
                                               -----   ----------  -----------  -----------  -----------  -----------
Balance at December 31, 1997............   $     137   $  158,589  $    67,432   $     (52)  $  (150,776) $    75,330
                                               -----   ----------  -----------  -----------  -----------  -----------
                                               -----   ----------  -----------  -----------  -----------  -----------

          See accompanying notes to consolidated financial statements.

                         GUESS ?, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Cash flows from operating activities
  Net earnings................................................................  $   37,511  $   66,741  $   63,919
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization of property and equipment...................      20,071      16,233      14,277
    Amortization of deferred charges..........................................         369         804       1,373
    Amortization of deferred royalty income...................................      (2,623)         --          --
    Cumulative effect of change in accounting principle (note 16).............      (3,961)         --          --
    Loss on disposition of property and equipment.............................         120       2,235         814
    Foreign currency translation adjustment...................................          91          42         (14)
    Contributions from minority interest......................................           0         336          22
    Equity method losses (earnings)...........................................         603         666        (117)
    (Increase) decrease in:
      Receivables.............................................................       8,988      (8,811)      1,599
      Inventories.............................................................     (12,591)     (6,529)     10,884
      Prepaids and other current assets.......................................      (3,189)     (1,941)       (665)
      Prepaid taxes...........................................................     (14,511)         (8)        (55)
      Other assets............................................................       8,105        (411)      1,858
    Increase (decrease) in:
      Accounts payable........................................................        (964)     (1,447)     10,861
      Accrued expenses........................................................        (993)      6,058       3,658
      Income taxes payable....................................................      (6,784)      2,867          22
                                                                                ----------  ----------  ----------
        Net cash provided by operating activities.............................      30,242      76,835     108,436

Cash flows from investing activities
  Net (purchase of) proceeds from the sale of short-term investments..........       4,401      (4,401)         --
  Purchases of property and equipment.........................................     (48,836)    (21,110)    (23,757)
  Proceeds from the disposition of property and equipment.....................       1,445       6,640         192
  Lease incentives granted....................................................       2,561         886       2,015
  Acquisition of license......................................................      (2,975)     (5,000)         --
  Purchase of long-term investments...........................................      (1,435)       (173)        (23)
                                                                                ----------  ----------  ----------
        Net cash used by investing activities.................................     (44,839)    (23,158)    (21,573)

Cash flows from financing activities
  Proceeds from notes payable and long-term debt..............................     163,935     176,289     131,193
  Repayment of notes payable and long-term debt...............................    (149,734)   (174,308)   (164,353)
  Proceeds from issuance of common stock......................................          --     115,300          --
  Repayments of S distribution notes..........................................          --    (129,000)         --
  Distributions to stockholders...............................................          --     (39,600)    (53,300)
                                                                                ----------  ----------  ----------
        Net cash provided (used) by financing activities......................      14,201     (51,319)    (86,460)

Effect of exchange rates on cash..............................................        (200)         25          20
Net increase (decrease) in cash...............................................        (596)      2,383         423
Cash at beginning of period...................................................       8,800       6,417       5,994
                                                                                ----------  ----------  ----------
Cash at end of period.........................................................  $    8,204  $    8,800  $    6,417
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Supplemental disclosures
  Cash paid during the period for:
    Interest..................................................................  $   15,185  $   14,246  $   15,396
    Income taxes..............................................................      39,558      14,703       1,925

On January 2, 1997, in connection with acquisition of a license, the Company issued 216,216 shares of Common Stock aggregating $3.0 million.

          See accompanying notes to consolidated financial statements.

                         GUESS ?, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Guess ?, Inc. ("the Company" or "Guess") designs, develops, and markets quality contemporary jeans and other casual wear for men and women. The Company distributes its products through major department stores, specialty retailers, foreign distributors and its network of Company-owned and -operated retail and factory outlet stores. The company also licenses its trademarks under licensing arrangements for the sale of product in the United States and internationally.

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Guess ?, Inc. and its wholly-owned foreign subsidiary, Guess Europe, B.V., a Netherlands corporation ("GEBV"). GEBV holds three wholly-owned subsidiaries: Ranche, Limited, a Hong Kong corporation ("Ranche"), Guess Asia, a Hong Kong corporation, and Guess? Italia, S.r.l., an Italian corporation ("Guess? Italia"). Accordingly, all references herein to "Guess ?, Inc." include the consolidated results of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

    INVENTORIES

    Inventories are valued at the lower of cost (first-in, first-out) or market.

    TRADE AND ROYALTY RECEIVABLES

    The Company extends trade credit to its customers in the ordinary course of business. None of the receivables due from customers at December 31, 1997 and 1996 involved factored accounts or other contingencies relating to third-party risk, except to the extent the Company has chosen to insure certain accounts from risk of loss under a catastrophic loss policy.

    REVENUE RECOGNITION

    The Company recognizes revenue from the sale of merchandise upon shipment. Royalty income is based upon a percentage, as defined in the underlying agreement, of the licensees' net revenue. The Company accrues for estimated sales returns and allowances in the period in which the related revenue is recognized.

    SIGNIFICANT CUSTOMER

    An individual customer aggregating in excess of 10% of net revenue for the year ended December 31, 1995 is summarized as follows:

                                                                                       YEAR ENDED
                                                                                      DECEMBER 31,
                                                                           -----------------------------------
                                                                              1997         1996        1995
                                                                              -----        -----     ---------
Customer A...............................................................         8.5%         8.6%       11.0%

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization of property and equipment are provided using the straight-line method over the following useful lives:

                                                                    18 to 31
Building and building improvements...........................          years
Land improvements............................................        5 years
Machinery and equipment......................................   3 to 5 years
Corporate aircraft...........................................        7 years
Corporate vehicles...........................................        3 years
Shop Fixtures................................................        5 years

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

    FOREIGN CURRENCY TRANSLATION

    In accordance with the Financial Accounting Standards Board (the "FASB") Statement No. 52, balance sheet accounts of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year end or historical rates while income and expenses are translated at the weighted-average exchange rates for the year. The related translation adjustments are reflected as a foreign currency translation adjustment in the consolidated balance sheet.

    INCOME TAXES

    Prior to the IPO in August 1996, the Company had elected to be taxed as an S corporation for Federal income tax purposes. In certain states, the Company was taxed as an S corporation, including California, in other states, the Company was taxed as a C corporation. As a result of the Company's IPO, all S corporation elections were terminated.

    The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

    RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statement No. 128, "Earnings per Share" ("FAS 128"), in February 1997 and effective for both interim and annual periods ending after December 15, 1997. The Company adopted FAS 128 in the fourth quarter of 1997. FAS 128 requires the presentation of "Basic" earnings per share which represents income available to common shareholders

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) divided by the weighted-average number of Common Shares outstanding for the period. A dual presentation of "Diluted" earnings per share is also required. The Diluted presentation is similar to the Company's historical presentation of fully diluted earnings per share. FAS 128 requires restatement of all prior-period earnings per share data presented. The Company's financial statements reflect this adoption.

    The difference between the basic and diluted weighted-average number of common shares outstanding for 1997 and 1996 is due to 4,000 and 2,000 dilutive stock options, respectively. Options granted under the Guess ?, Inc. 1996 Equity Incentive Plan during the fiscal years ended December 31, 1996 and 1997 to purchase shares of Common Stock ranged in price from $9.00 to $18.00 were outstanding during each respective year but were not included in the computations of diluted earnings per share because the exercise price of such options was greater than the average market price.

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has determined the only impact from the adoption of SFAS 130 will be from foreign currency adjustments.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 established standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirement for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) year of application. Management has not determined whether the adoption of SFAS 131 will have a material impact on the Company's financial reporting.

    PRO FORMA NET EARNINGS

    Pro forma net earnings represent the results of operations adjusted to reflect a provision for income taxes on historical earnings before income taxes, which gives effect to the change in the Company's income tax status to a C corporation as a result of the public sale of its Common Stock. Following the Company's IPO and the subsequent termination of its S corporation status on August 12, 1996, the Company recorded net deferred tax assets aggregating $11.0 million, representing the difference between financial reporting and tax bases of assets and liabilities, using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The principal difference between the pro forma income tax rate and the Federal statutory rate of 35% relates primarily to state income taxes.

    Actual and pro forma basic earnings per share have been computed by dividing net and pro forma earnings by the weighted-average number of actual shares of Common Stock outstanding during the period. Options to purchase Common Stock are included in the calculation of diluted earnings per share, provided their impact is not anti-dilutive.

    CREDIT RISK

    The Company sells its merchandise principally to customers throughout the United States and to a lesser extent, internationally. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company's credit losses for the periods presented are insignificant and have not exceeded management's estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the Company's financial instruments, which principally include cash, short and long-term investments, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

    The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 1997 and 1996, the carrying value of all financial instruments was not materially different from fair value.

    USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

    LONG-LIVED ASSETS

    It is the Company's policy to account for long-lived assets, including intangibles, at the lower of amortized cost or fair value. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets as current facts and circumstances suggest that they may be impaired. If this assessment indicates that the intangibles will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair market value based on the discounted cash flows. The Company has determined that its long-lived assets, as presented on the accompanying balance sheets as of December 31, 1996 and 1997, are not impaired.

    ADVERTISING COSTS

    The Company expenses the cost of advertising as incurred. Advertising expenses charged to operations for the years ended December 31, 1997, 1996 and 1995 were $22.5 million, $23.6 million and $24.9 million, respectively.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1995 and 1996 financial statements to conform to the 1997 presentation.

(2) INVESTMENTS

    Short-term investments consist of overnight interest bearing deposit accounts aggregating $0 and $4,401,000 at December 31, 1997 and 1996, respectively.

    Long-term investments consist of certain debt and equity securities aggregating $2,340,000 and $2,901,000 at December 31, 1997 and 1996,
respectively. The majority of these investments are primarily related to the Company's ownership interests in companies which are accounted for under the equity method. See also note 8--Related Party Transactions.

(3) INVENTORIES

    Inventories are summarized as follows:

                                                                           1997        1996
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Raw materials.........................................................  $   12,988  $   12,563
Work in process.......................................................       8,059      12,576
Finished goods........................................................      71,034      54,350
                                                                        ----------  ----------
                                                                        $   92,081  $   79,489
                                                                        ----------  ----------
                                                                        ----------  ----------

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(4) PROPERTY AND EQUIPMENT

    Property and equipment is summarized as follows:

                                                                           1997        1996
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)

Land and land improvements............................................  $    5,729  $    5,729
Building and building improvements....................................       8,462       8,462
Leasehold improvements................................................      59,174      42,646
Machinery and equipment...............................................      71,057      58,477
Corporate aircraft....................................................       5,725       5,160
Shop fixtures.........................................................      24,665          --
Construction in progress..............................................         240         806
                                                                        ----------  ----------
                                                                           175,052     121,280
Less accumulated depreciation and amortization........................      76,882      56,978
                                                                        ----------  ----------
                                                                        $   98,170  $   64,302
                                                                        ----------  ----------
                                                                        ----------  ----------

    Construction in progress at December 31, 1997 and 1996 represents the costs associated with the construction of buildings and improvements used in the Company's operations and other capitalizable expenses in progress.

(5) NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt are summarized as follows:

                                                                           1997        1996
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
9 1/2% Senior Subordinated Notes due 2003.............................  $  105,000  $  105,000
Advances under a secured $100,000,000 long-term line of credit with a syndicate of banks; interest is variable, with an average annual
  effective rate of 7.98% in 1997, and interest payable monthly.......      36,300      16,000
Note payable, secured by corporate aircraft, bearing interest at 8.23%
  per year, payable in quarterly principal and interest installments
  of $221,003 through March 1998......................................         217       1,040
Other, including capitalized leases...................................          --       5,276
                                                                        ----------  ----------
                                                                           141,517     127,316
Less current installments.............................................         217       6,099
                                                                        ----------  ----------
                                                                        $  141,300  $  121,217
                                                                        ----------  ----------
                                                                        ----------  ----------

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(5) NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)
    The Credit Agreement contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. The Company was in compliance with or had obtained waivers for all such covenants as of December 31, 1997.

    Aggregate maturities of notes payable and long-term debt are summarized as follows:

YEAR ENDING DECEMBER 31, 1997 (IN THOUSANDS):
1997..........................................................  $      217
1998..........................................................          --
1999..........................................................      36,300
2000..........................................................          --
2001..........................................................          --
Thereafter....................................................     105,000
                                                                ----------
                                                                $  141,517
                                                                ----------
                                                                ----------

    The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, on or after August 15, 1998, at various redemption prices.

(6) INCOME TAXES

    The provision for income taxes, including the pro forma provision for income taxes giving effect as if the Company had been a C corporation throughout all of 1996 and 1995, is summarized as follows:

                                                 YEAR ENDED DECEMBER 31,
                                             -------------------------------
                                               1997       1996       1995
                                             ---------  ---------  ---------
                                                     (IN THOUSANDS)
Federal:
  Current..................................  $  17,487  $  33,686  $  26,112
  Deferred.................................      2,995     (7,449)    (4,572)
State:
  Current..................................      3,973      7,339      5,559
  Deferred.................................     (1,212)      (693)      (373)
Foreign:
  Current..................................        801        358         --
                                             ---------  ---------  ---------
                                             $  24,044  $  33,241  $  26,726
                                             ---------  ---------  ---------
                                             ---------  ---------  ---------

    The Company's statement of earnings for 1996 includes a provision for income taxes of $15.8 million, which principally represents the Federal and state income taxes recorded from the date of the S orporation election termination, August 12, 1996, through December 31, 1996.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(6) INCOME TAXES (CONTINUED)
    The actual pro forma provision for income taxes differs from the expected income taxes obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows:

                                               YEAR ENDED DECEMBER 31,
                                           -------------------------------
                                             1997       1996       1995
                                           ---------  ---------  ---------
                                                   (IN THOUSANDS)
Computed "expected" tax expense..........  $  20,092  $  28,924  $  22,716
State taxes, net of Federal benefit......      2,928      4,109      4,101
Foreign..................................        801         --         --
Other....................................        223        208        (91)
                                           ---------  ---------  ---------
                                           $  24,044  $  33,241  $  26,726
                                           ---------  ---------  ---------
                                           ---------  ---------  ---------

    1997 income tax expense includes taxes of $2,707,000 related to a one-time change in accounting (see also note 16). The Company's income statement has presented the change in accounting net of this income tax expense.

    Deferred income tax benefit (reduction) resulted from the following for the years ended December 31, 1997 and 1996:

                                                          1997       1996
                                                        ---------  ---------
                                                           (IN THOUSANDS)
Uniform capitalization................................  $   1,206  $      --
Deferred rent.........................................        524         --
Deferred lease incentives.............................        662         --
Bad debt and other reserves...........................      2,352        981
Depreciation and gain on sale of fixed assets.........     (6,144)     4,101
Write-down of investments.............................     (1,062)        --
State taxes...........................................        100      2,569
Other.................................................        579        491
                                                        ---------  ---------
                                                        $  (1,783) $   8,142
                                                        ---------  ---------
                                                        ---------  ---------

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(6) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of current and non-current deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                        1997       1996
                                                      ---------  ---------
                                                         (IN THOUSANDS)
Deferred Tax Assets:
  Retail store closure reserves.....................  $   1,130  $   3,444
  Deferred lease incentives.........................      2,124      1,462
  Rent expense......................................      1,944      1,251
  Uniform capitalization adjustment.................      2,086      1,191
  State income taxes................................        902      2,453
  Bad debt and other reserves.......................      2,688      1,625
  Other.............................................      2,985      2,215
                                                      ---------  ---------
    Total gross deferred assets.....................     13,859     13,641
Less: Valuation allowance...........................         --         --
Less: Deferred tax liabilities......................     (2,420)      (419)
                                                      ---------  ---------
Net deferred tax assets.............................  $  11,439  $  13,222
                                                      ---------  ---------
                                                      ---------  ---------

    Included above at December 31, 1997 and 1996 are $9,434,000 and $6,614,000 for current deferred tax assets, respectively and $2,004,000 and $6,608,000 for non-current deferred tax assets.

    Management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.

(7) STOCKHOLDERS' EQUITY

    On January 2, 1997, the Company issued 216,216 share of Common Stock at $13.87 per share in connection with an Asset Purchase Agreement, whereby the Company purchased the rights, title and interest to the then existing license agreement between the Company and Sweatshirt Apparel U.S.A., Inc. for the manufacturing and distribution rights for Guess women's knitwear products. The aggregate purchase price was $10.0 million, of which $5.0 million was paid in cash in the fourth quarter of 1996, $2.0 million was paid in cash in the first quarter of 1997 and the balance of $3.0 million was paid in the form of the aforementioned stock issuance.

    In connection with the Company's IPO of 7,000,000 shares of Common Stock at $18.00 per share, which took place on August 7, 1996, (i) Marciano International, which was owned by the Marciano Trusts and held an interest in the subsidiaries of Guess, was merged with and into the Company; (ii) all of the capital stock of Guess? Italia was contributed to GEBV; (iii) the Company effected a 32.66 to 1 split of the Common Stock; (iv) the Company declared a distribution of $185.0 million to the Principal Stockholders, representing the Company's previously taxed and undistributed S corporation earnings which included a distribution of $54.0 million (3,000,000 shares at $18.00 per share) of Common Stock, $129.0 million in cash generated primarily from the IPO and $2.0 million in S Distribution Notes, (v) the Company terminated its status as an S corporation, and (vi) the Company granted options to purchase 1,225,673 shares pursuant to the Company's 1996 Equity Incentive Plan with an exercise price equal to the IPO price of $18.00 per share.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(8) RELATED PARTY TRANSACTIONS

    The Company is engaged in various transactions with entities affiliated with trusts for the respective benefit of Maurice, Paul and Armand Marciano (the "Marciano Trusts"). The Company believes that the arrangements involving each of the companies in which the Marciano Trusts have an investment, and related party transactions discussed below were entered into on terms no less favorable to the Company than could have been obtained from an unaffiliated third party.

    LICENSE AGREEMENTS AND LICENSEE TRANSACTIONS

    On September 28, 1990, the Company entered into a license agreement with Charles David of California ("Charles David"). Charles David is controlled by the father-in-law of Maurice Marciano. The Marciano Trusts and Nathalie Marciano (the spouse of Maurice Marciano) together own 50% of Charles David, and the remaining 50% is owned by the father-in-law of Maurice Marciano. The license agreement grants Charles David the rights to manufacture worldwide and distribute worldwide (except Japan and certain European countries) for men, women and some children, leather and rubber footwear, excluding athletic footwear, which bear the Guess trademark. The license also includes related shoe care products and accessories. Gross royalties earned by the Company under such license agreement for the fiscal years ended December 31, 1997, 1996 and 1995 were $1.2 million, $1.5 million and $1.9 million, respectively. Additionally, the Company purchased $6.1 million, $6.0 million and $6.4 million of product from Charles David for resale in the Company's retail stores during the same periods.

    On September 1, 1994, the Company entered into a license agreement with California Sunshine Activewear, Inc. ("California Sunshine"), granting it the rights to manufacture and distribute men's and women's activewear, which bear the Guess trademark, in the United States. The Marciano Trusts together own 51% of California Sunshine. Gross royalties earned by the Company under such license agreement for the fiscal years ended December 31, 1997, 1996 and 1995 were $1.0 million, $742,000 and $343,000, respectively. Additionally, the Company purchased $1.5 million, $1.4 million and $254,000 of product from California Sunshine for resale in the Company's retail stores during the same periods.

    Effective January 1, 1995, the Company entered into a license agreement with Guess? Italia, S.r.l. ("Guess? Italia"), granting it exclusive rights in Italy and non-exclusive rights in certain other countries within Europe to manufacture and distribute men's and women's apparel and accessories which bear the Guess trademark. This license agreement was terminated in May 1997 in connection with the sale of the wholesale operations of Guess? Italia (see also "Maco Apparel, S.p.a." discussion below). The Company and Guess? Italia also entered into a retail store license agreement as of January 1, 1995, whereby Guess? Italia was granted the non-exclusive rights to operate Guess stores in Italy. Prior to the IPO, Guess? Italia was owned 79% by the Company and 21% by Marciano International, a company wholly-owned by the Marciano Trusts. As part of the reorganization and in connection with the IPO, Guess? Italia became a wholly-owned subsidiary of the Company when Marciano International was merged with and into the Company. Gross royalties earned by the Company under such license agreement for the fiscal years ended December 31, 1997, 1996 and 1995 were $575,000, $766,000 and $480,000, respectively. Additionally, the Company purchased $223,000, $327,000 and $511,000 of product from Guess? Italia and sold $21,000, $89,000 and $399,000 of product to Guess? Italia for resale in its retail store and to other wholesale customers during the fiscal years ended December 31, 1997, 1996 and 1995, respectively.

    In May 1997, the Company sold substantially all of the assets and liabilities of Guess? Italia to Maco Apparel, S.p.a. ("Maco"). The effect of the net asset disposal was immaterial to the Company's results of

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(8) RELATED PARTY TRANSACTIONS (CONTINUED) operations. In connection with this sale, the Company also purchased a 10% ownership interest in Maco and entered into an approximate 10-year license agreement with Maco granting it the right to manufacture and distribute certain men's and women's apparel, which bear the Guess trademark, in certain parts of Europe. In addition to royalty fees, the Company will also receive $14.1 million over the next four years in consideration of the grant of the license rights. During 1997, the Company recorded $2.6 million in revenue in connection with the grant of the license rights and an additional $1.0 million in royalty fees related to product sales.

    Effective December 9, 1992, the Company entered into a license agreement with Nantucket Industries, Inc. ("Nantucket"), granting it the rights to manufacture and distribute within the United States women's intimate apparel which bear the Guess trademark. Nantucket is owned 13.0% by the Company and 3.8% by the trusts for the respective benefit of Paul Marciano and Armand Marciano. With respect to Nantucket, during the fiscal years ended December 31, 1997, 1996 and 1995, the Company recorded gross royalty income of $752,000, $327,000 and $264,000, respectively; purchased $310,000, $416,000 and $505,000, respectively, of product for resale in its retail stores; and recorded equity losses of $261,000, $349,000 and $98,000, respectively. In December 1997, Maurice Marciano sold all of the shares of Nantucket common stock held by his trust, which collectively gave the Company and its affiliates less than a 20% ownership in Nantucket. Accordingly, effective December 1997, the Company no longer records equity income or losses from this investment with respect to Nantucket. In connection with the lower aggregate percentage of ownership in Nantucket, in December 1997 the Company changed from the equity income method to the lower of cost or market method of valuing this investment, which resulted in an additional $1.4 million loss in the fourth quarter of 1997.

    Effective December 1, 1989, the Company entered into a license agreement with Strandel, Inc. ("Strandel"), granting it the rights to manufacture and distribute in Canada men's, women's and children's knits and woven sportswear, which bear the Guess trademark. Strandel is owned 20% by the Company. With respect to Strandel, during the fiscal years ended December 31, 1997, 1996 and 1995, the Company recorded gross royalty income of $1.6 million, $1.8 million and $1.9 million, respectively, and recorded equity income (losses) of $(126,000), $(127,000) and $215,000, respectively.

    On July 1, 1995, the Company entered into a license agreement with Cignal Limited, a Hong Kong company, granting it the rights to manufacture and distribute in New Zealand, Australia, Canada and parts of Southeast Asia men's and women's underwear, lingerie and sleepwear which bear the Guess trademark. On January 1, 1997, the Company acquired a 50% interest in Cignal. With respect to Cignal, during 1997, the Company recorded $58,000 of royalty income and $91,000 of equity losses.

    On January 1, 1997, the Company acquired from Pour le bebe, Inc., a California corporation, a 24.75% limited partnership interest in S.W.P.I., Ltd., a California limited partnership, as payment in lieu of unpaid license fees due November 1, 1996. The Marciano Trusts have a 75.25% ownership interest in S.W.P.I., Ltd. The 24.75% limited partnership in S.W.P.I., Ltd. was valued at $1.4 million by the Company, based on the fair market value of the real estate limited partnership. During 1997, the Company recorded $26,000 of equity income associated with the real estate limited partnership.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(8) RELATED PARTY TRANSACTIONS (CONTINUED)
    BUYING AGENCY AGREEMENT

    In February 1996, the Company entered into a buying agency agreement with Newtimes Guess?, Ltd. ("Newtimes") The Company owns 50% of Newtimes. Pursuant to such agreement, the Company pays Newtimes a commission based on the cost of finished garments purchased for the Company. Commissions earned by Newtimes from the Company during the fiscal year ended December 31, 1997 were $1.7 million. Additionally, with respect to Newtimes, the Company recorded $150,000 in equity losses during 1997. In February 1998, the Company informed Newtimes it wished to discontinue the partnership. The Company is currently evaluating its relationship with Newtimes and does not believe that the effect of a discontinuation in the partnership will have a material adverse effect on the Company's financial condition and results of operations.

    LEASES

    The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of its affiliates (the "Principal Stockholders"). The leases in effect at December 31, 1997 will expire in July 2008. Aggregate lease payments under leases in effect for the fiscal years ended December 31, 1997, 1996 and 1995 were $2.6 million, $2.9 million and $2.6 million, respectively.

    Effective August 1, 1996, the Company subleased, on a month-to-month basis, a portion of a Guess facility to Southwest Pacific Investment Company ("SWPI"), an entity owned by the Marciano Trusts. Rental income recorded during 1997 and 1996 with respect to SWPI aggregated $125,000 and $57,000, respectively. The month-to-month sublease with SWPI was terminated on December 31, 1997.

(9) COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through January 2012. Some of these leases require the Company to make periodic payments for property taxes and common area operating expenses. Certain leases include rent abatements and scheduled rent escalations, for which the effects are being amortized and recorded over the lease term. The Company also leases some of its equipment under operating lease agreements expiring at various dates through September 2002.

    Future minimum rental payments under non-cancelable operating leases at December 31, 1997 are as follows:

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(9) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Year ending December 31, (in thousands):

1998..............................................................................  $  27,121
1999..............................................................................     25,926
2000..............................................................................     25,159
2001..............................................................................     24,532
2002..............................................................................     22,665
Thereafter........................................................................     80,079
                                                                                    ---------
                                                                                    $ 205,482
                                                                                    ---------
                                                                                    ---------

    Rental expense for all operating leases during the years ended December 31, 1997, 1996, and 1995 aggregated $30.8 million, $26.4 million, and $21.9 million, respectively.

    INCENTIVE BONUSES

    Certain officers of the Company are entitled to incentive bonuses based on the Company's profits.

    LITIGATION

    On August 7, 1996, a class action complaint naming the Company and certain of its independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, titled as Brenda Figueroa et. al. v. Guess ?, Inc. et. al. (Case No. BC 155 165). In this case, a purported class action, plaintiffs assert claims for violation of state wage and hour laws, wrongful discharge, and breach of contract arising out of the Company's relationship with its independent contractors and actions taken by the Company's independent contractors with respect to the employees of such independent contractors. Plaintiffs contend that the Company is liable for its contractors' violations because it is a "joint employer" with its independent contractors. Plaintiffs also allege that the Company breached its agreement with the United States Department of Labor ("USDOL") regarding the monitoring of its independent contractors.

    The Union of Needletrades, Industrial & Textile Employees ("UNITE") has filed with the National Labor Relations Board ("NLRB") various charges that the Company has engaged and is engaging in unfair labor practices within the meaning of the National Labor Relations Act ("NLRA"). In Cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648, UNITE has alleged that the Company unlawfully discharged certain employees because of certain union activities and unlawfully threatened and coerced employees in the exercise of their rights under Section 7 of the NLRA. Although a settlement of these charges was proposed, it was not approved by the NLRB, and the charges currently are set for an administrative hearing beginning on March 30, 1998. In Case No. 21-CA-31807, UNITE alleges that the Company has unlawfully threatened to move its production to Mexico and elsewhere outside the United States thus unlawfully interfering with UNITE's corporate campaign at the Company's headquarters and at certain of the Company's independent contractors, and has unlawfully ceased doing business with certain independent contractors where ongoing union organizing campaigns are being conducted. In this case, UNITE alleges that the Company has violated the proposed settlement in cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648 by allegedly engaging in such conduct. Case No. 21-CA-31807 is currently under investigation by the NLRB. The NLRB has informed the Company it is evaluating several theories on which it may issue a complaint.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(9) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    On August 7, 1997 UNITE filed Case No. 21-CA-32201, alleging the Company violated the NLRA by filing retaliatory state and federal civil lawsuits against UNITE and UNITE's employees, seeking fees and costs incurred defending such lawsuits. These lawsuits primarily concern the legality of UNITE's picketing activities against the Company, as well as trademark and other similar violations under state and federal law. The NLRB determined not to issue a complaint with respect to the Company's federal trademark suit, and to issue a compliant with respect to certain of the Company's state law claims.

    On November 14, 1997, UNITE filed Case No. 21-CA-32433 against the Company. In this case, UNITE alleges the Company has interfered with, restrained and coerced employees in the exercise of their Section 7 rights by filing and prosecuting two other civil lawsuits against UNITE. The first of these lawsuits concerns UNITE's alleged breach of a 1995 settlement agreement with the Company. The second civil lawsuit involves the Company's claim for libel brought against UNITE. In both of these cases, UNITE seeks, among other things, recovery of the fees and costs in defending the civil lawsuits. The NLRB has informed the Company that further processing of this charge will be held in abeyance pending outcome of the underlying civil lawsuit.

    On June 19, 1997 (Case No. 21-CA-32106), UNITE filed with the NLRB charges that the Company, one of the Company's independent contractors, the law firm of Mitchell Silberberg & Knupp LLP ("MSK") and certain employees of the Company and MSK, acting in concert with each other interfered with the employees of the independent contractors in the exercise of such employees' Section 7 rights under the NLRA respecting the enforcement of wage and hour laws. This Case was amended by UNITE on October 6, 1997, to add three additional independent contractors of the Company as charged parties and to allege certain of the contractors' employees were unlawfully polled and interrogated regarding their union sympathies and threatened with plant closure. In this case, it is further alleged the Company and its independent contractors were jointly liable for the independent contractors' employees. On December 9 and 11, 1997, the Regional Director for Region 21 of the NLRB ("Regional Director") advised the Company that the portions of Case No. 21-CA-32106 against MSK and the portion of that charge which alleged the Company and its independent contractors were joint employers would be dismissed. The NLRB has issued a formal complaint regarding the allegations against the Company that it had unlawfully polled and interrogated employees of its independent contractors regarding their union and/or protected concerted activities.

    In Case No. 21-CA-32131 filed on June 30, 1997 and subsequently amended, UNITE filed with the NLRB charges alleging that the Company restrained, coerced, and interfered with the Company's employees rights under Section 7 of the NLRA by engaging in certain unlawful conduct including, without limitation: (a) interrogating and polling employees regarding their and other employees' union sympathies and activities; (b) organizing anti-union demonstrations; (c) promising benefits to employees if they withdrew support for UNITE; (d) threatening employees due to their support and activities on behalf of UNITE;
(e) assisting and supporting an unlawful employee committee; and (f) engaging in other conduct designed to have a negative effect on UNITE's corporate campaign. In Case No. 21-CA-32136, filed on July 3, 1997 and subsequently amended, UNITE alleges that the Company unlawfully discharged two employees because of their union activities.

    In November 1997, the Regional Director issued a consolidated complaint against the Company based on the unfair labor practice charges filed in Cases No. 21-CA-32131 and No. 21-CA-32136. The consolidated complaint alleges the Company unlawfully (a) threatened, coerced, restrained and interfered with its

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(9) COMMITMENTS AND CONTINGENCIES (CONTINUED) employees in the exercise of their rights under Section 7 of the NLRA, (b) dominated, administered, supported, assisted and failed to disband an allegedly unlawful employee committee, (c) discharged an employee allegedly because of the employee's union activities, (d) created onerous working conditions for another employee, gave that employee a written warning, a poor performance evaluation and probation and subsequently discharged that employee allegedly because of the employee's union activities and (e) issued a written warning to another employee allegedly because the employee did not engage in anti-union demonstrations. The administrative hearing on the consolidated complaint is scheduled to begin on March 30, 1998. The Regional Director has determined to consolidate Cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648 with Cases No. 21-CA-32131 and
No. 21-CA-32136.

    On December 11, 1997, UNITE filed Case No. 21-CA-32427 alleging the Company unlawfully discharged certain employees in October 1997 because of certain union activities and unlawfully threatened employees due to their union activities. On February 10, 1998, the NLRB determined to issue a complaint against the Company alleging the Company unlawfully terminated eleven employees due to their union activities and to consolidate this complaint with the consolidated complaint issued in Cases No. 21-CA-32131, 21-CA-32136, 21-CA-31524, 21-CA-31565 and
21-CA-31648. On October 30, 1997, The Regional Director indicated her intent to request authorization from the NLRB's General Counsel to seek injunctive relief in federal district court under Section 10(j) of the NLRA requiring the Company to reinstate the two discharged employees (in Case No. 21-CA-32136), disestablish the employee committee and require the Company to refrain from violating the NLRA pending the outcome of the NLRB's administrative proceedings on these charges. On December 31,1997, the NLRB informed the Company that UNITE's request for injunctive relief has been deferred until the close of the evidentiary record at the administrative hearing on the consolidated complaint.

    The Regional Director has given the Company the opportunity to enter into negotiations over a settlement agreement which would resolve Cases No. 21-CA-32131, 21-CA-32136, 21-CA-31524, 21-CA-31565, 21-CA-31648 and 21-CA-32427,
as well as other pending charges. The Company's senior management is currently reviewing the Regional Director's proposal and evaluating its options.

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

    To the best of its knowledge, the Company's program to monitor its independent contractors for compliance with federal labor laws is in compliance with its voluntary agreement with the USDOL and meets USDOL guidelines for such programs. However, there can be no assurance that, despite such program, the Company's contractors will not violate federal or state labor laws. To the best of the Company's knowledge, no illegal industrial homework of the Company's apparel has been found occurring at any contractor in the past year and no violations of minimum wage or overtime laws have been found at the Company's contractors in the twelve months ended December 31, 1997.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(9) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    On February 24, 1998, the Company and Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, were named as defendants in a putative class action entitled John N. Robinson v. Guess ?, Inc., Maurice Marciano, Paul Marciano and Armand Marciano, case number BC186583, filed in the Los Angeles Superior Court. The complaint (the "Complaint") purports to state a claim under Sections 11.12(2) and 15 of the Securities Act of 1933 for alleged misrepresentations in connection with the Company's initial public offering (the "IPO") in August 1996. Mr. Robinson purports to represent a class of all purchasers of the Company's stock in the IPO and seeks unspecified damages. The case has just been filed, and a response by the defendants is not yet due. While it is too soon to predict the outcome of the case with any certainty, the Company believes it has meritorious defenses to each of the claims asserted and intends to vigorously defend itself.

    The Company believes the outcome of one or more of the above cases could have a material adverse effect on the Company's financial condition and results of operations.

    The Company is also a party to various other claims, complaints and other legal actions that have arisen in the ordinary course of business from time to time. The Company believes that the outcome of such pending legal proceedings, in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.

(10) SAVINGS PLAN

    On January 1, 1992, the Company established the Guess ? Inc. Savings Plan (the "Savings Plan") under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees ("associates") may contribute up to 15% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 1.5% of the associates' annual compensation. The Company's contributions to the Savings Plan during the years ended December 31, 1997, 1996 and 1995 aggregated $298,000, $284,000 and $261,000, respectively.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(11) QUARTERLY INFORMATION (UNAUDITED)

    The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1997 and 1996 (in thousands):

                                                                     FIRST       SECOND      THIRD       FOURTH
YEAR ENDED DECEMBER 31, 1997                                        QUARTER     QUARTER     QUARTER     QUARTER
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
Net revenue......................................................  $  135,736  $  118,515  $  142,442  $  118,679
Gross profit.....................................................      61,584      54,449      64,374      46,557
Earnings (loss) before income taxes and cumulative of change in
  accounting principle...........................................      23,746      13,519      21,699      (4,077)
Earnings (loss) before cumulative effect of change in accounting
  principle......................................................      14,052       8,528      13,106      (2,136)
Net earnings (loss)..............................................      18,013       8,528      13,106      (2,136)


                                                                     FIRST       SECOND      THIRD       FOURTH
YEAR ENDED DECEMBER 31, 1996                                        QUARTER     QUARTER     QUARTER     QUARTER
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
Net revenue......................................................  $  134,898  $  122,508  $  154,498  $  139,258
Gross profit.....................................................      64,419      55,874      70,214      62,024
Earnings before income taxes.....................................      25,318      11,149      26,263      19,837
Net earnings.....................................................      24,047      10,822      20,338      11,534
Supplemental pro forma earnings:
  Earnings before income taxes...................................      25,318      11,149      26,263      19,837
  Net earnings...................................................      15,267       6,723      15,626      11,710

    The supplemental pro forma earnings presents net earnings, based on historical earnings before income taxes, as if the Company was taxed as a C corporation rather than an S corporation for all periods presented.

    During the fourth quarter of 1997, the Company recorded approximately $3 million in non-recurring general and administrative expenses and approximately $10 million in markdowns and returns in excess of anticipated levels.

(12) SEGMENT INFORMATION

    Net revenue is summarized as follows for the years ended December 31, 1997, 1996 and 1995:

                                                              1997        1996        1995
                                                           ----------  ----------  ----------
Domestic.................................................  $  455,968  $  484,358  $  453,344
International............................................      59,404      66,804      33,389
                                                           ----------  ----------  ----------
                                                           $  515,372  $  551,162  $  486,733
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

(13) STOCK OPTION PLAN

    On July 30, 1996, the Board of Directors adopted the Guess ?, Inc. 1996 Non-Employee Directors' Stock Option Plan pursuant to which the Board of Directors may grant stock options to non-employee directors. This plan authorizes grants of options to purchase up to 500,000 shares of authorized but

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(13) STOCK OPTION PLAN (CONTINUED)
unissued Common Stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. At December 31, 1997 and 1996, there were 28,886 and 0 options issued under this plan, respectively.

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

    At December 31, 1997 and 1996, there were 3,208,645 and 3,248,895 additional shares available for grant under the Plan, respectively. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $9.75 and $15.83, respectively on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 and 1996 expected dividend yields of 0.0% and 0.0%, respectively, 1997 and 1996 risk-free interest rates of 6.50% and 6.57%, respectively, 1997 and 1996 volatility factors of 30% and 27%, respectively, and 1997 and 1996 expected lives of four years.

    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation based on the fair value at the grant date for its stock options under Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123"), the Company's pro forma net earnings and net earnings per share for the year ended December 31, 1997 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                            1997       1996
                                                                          ---------  ---------
Pro forma net earnings..................................................  $  35,222  $  48,287
Pro forma earnings per share............................................  $    0.82  $    1.15

    Pro forma net earnings reflects only options granted since the inception of the Plan on July 30, 1996. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of four years.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(13) STOCK OPTION PLAN (CONTINUED)
    Stock option activity during the period indicated is as follows:

                                                                 NUMBER OF   WEIGHTED-AVERAGE
                                                                  SHARES      EXERCISE PRICE
                                                                -----------  ----------------
Balance at July 30, 1996......................................           --     $       --
  Granted.....................................................    1,287,105          17.74
  Exercised...................................................           --             --
  Forfeited...................................................      (36,000)        (18.00)
  Expired.....................................................           --             --
                                                                -----------        -------
Balance at December 31, 1996..................................    1,251,105          17.73
  Granted.....................................................    1,406,105          10.78
  Exercised...................................................           --             --
  Forfeited...................................................   (1,365,855)        (16.88)
  Expired.....................................................           --             --
                                                                -----------        -------
Balance at December 31, 1997..................................    1,291,355     $    11.05
                                                                -----------        -------
                                                                -----------        -------

    At December 31, 1997 and 1996, the weighted-average exercise price was $11.05 and $17.73, respectively, and the weighted-average remaining contractual lives of outstanding options were 8.85 and 9.63 years, respectively. The price range of options outstanding at December 31, 1997 was $9.00 to $11.00. The price range of options outstanding at December 31, 1996 was $12.50 to $18.00.

    At December 31, 1997, the number of options exercisable was 179,527 and the weighted-average exercise price of those options was $11.03.

    On August 11, 1997, the options granted on August 13, 1996, with an original exercise price of $18.00, were repriced to $11.00. All other terms of the options granted remain the same.

(14) ACQUISITION

    On December 4, 1996, the Company entered into an Asset Purchase Agreement in which the Company purchased the rights, title and interest to the existing License Agreement between the Company and Sweatshirt Apparel U.S.A., Inc. ("Sweatshirt Apparel"), for the manufacturing and distribution rights for Guess women's knitwear products. In connection with the Asset Purchase Agreement, the existing License Agreement between the Company and Sweatshirt Apparel was terminated on December 31, 1996. The aggregate purchase price was $10.0 million, of which $5.0 million was paid in cash prior to December 31, 1996, and $2.0 million was paid in cash and $3.0 million was settled in the form of a stock issuance made on January 2, 1997 (216,216 shares at $13.87 per share). In addition, one of the Principal Stockholders of Sweatshirt Apparel will receive an earnout of no less than $0.5 million for each of five years, commencing in 1997.

    In May 1997, the Company formed a joint venture in Europe with the Fingen Group, a leading European apparel manufacturer and distributor owned by the Fratini family. The new joint venture, Maco Apparel, S.p.a., has entered into a license agreement with the Company for the manufacture and sale of Guess jeanswear throughout Europe and has purchased the Company's wholesale operations in Italy. Maco Apparel, S.p.a. produces a full collection of casual lifestyle jeanswear apparel, including men's and

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

(14) ACQUISITION (CONTINUED)
women's jeans. The Company will continue to design the collections to be sold in the European market. In addition, an affiliate of Maco Apparel, S.p.a., Fingen Apparel N.V., has entered into a retail store license agreement with the Company for the opening and operation of Guess retail stores throughout Europe.

(15) REORGANIZATION CHARGE

    In the second quarter of 1996, the Company recorded a provision amounting to $3.6 million for certain non-recurring charges relating to the write-down to net realizable value of operating assets associated with the (i) disposal of two currently active remote warehouse and production facilities, resulting in a net book loss of $2.4 million, and (ii) the net book loss of $1.2 million incurred by the Company in connection with the sale of one of its aircraft.

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

(16) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR PRODUCT DISPLAY FIXTURES

    Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures will be capitalized and amortized over five years using the straight-line method. In prior years, these costs had been expensed as incurred. The Company believes that this new method will more closely match the long-term benefit that the product display fixtures provide with the expected future revenue from such fixtures. The cumulative effect of the change in accounting principle, recorded in the first quarter of 1997, is calculated based upon the retroactive effect of applying the new accounting method to prior year fixture acquisitions. The cumulative effect of the change in accounting principle of $4.0 million (after reduction for income tax expense of $2.7 million) is included in earnings for the year ended December 31, 1997. Excluding the cumulative effect of the change in accounting principle, the effect of the change during 1997 was to increase net earnings by approximately $6.2 million or $0.14 per share.

(17) SUBSEQUENT EVENT

    On January 1, 1998, the Company formed two wholly-owned subsidiaries; Guess? Retail, Inc. and Guess? Licensing, Inc. The two subsidiaries will consolidate activities which were formerly operated as divisions, which the Company believes will result in greater operating efficiencies.

                                  SCHEDULE II

                          GUESS ?, INC. & SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                                                    BALANCE AT   CHARGED TO   DEDUCTIONS    BALANCE
                                                                     BEGINNING    COSTS AND       AND       AT END
DESCRIPTION                                                          OF PERIOD    EXPENSES    WRITE-OFFS   OF PERIOD
------------------------------------------------------------------  -----------  -----------  -----------  ---------
As of December 31, 1995
  Allowance for obsolescence......................................   $   2,400    $   2,352    $    (392)  $   4,360
  Accounts receivable.............................................      10,391        5,147       (4,689)     10,849
As of December 31, 1996
  Allowance for obsolescence......................................       4,360         (218)        (885)      3,257
  Accounts receivable.............................................      10,849        4,280       (5,392)      9,737
As of December 31, 1997
  Allowance for obsolescence......................................       3,257        3,764       (3,456)      3,565
  Accounts receivable.............................................       9,737       12,747      (11,270)     11,214

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 23, 1998.

                                GUESS ?, INC.

                                By:             /s/ MAURICE MARCIANO
                                     -----------------------------------------
                                                  Maurice Marciano
                                        Title: CHAIRMAN OF THE BOARD, CHIEF
                                           EXECUTIVE OFFICER AND DIRECTOR

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------
                                Chairman of the Board,
     /s/ MAURICE MARCIANO         Chief Executive Officer
------------------------------    and Director (Principal     March 23, 1998
       Maurice Marciano           Executive Officer)

      /s/ PAUL MARCIANO
------------------------------  President, Chief Operating    March 23, 1998
        Paul Marciano             Officer and Director

     /s/ ARMAND MARCIANO        Senior Executive Vice
------------------------------    President Assistant         March 23, 1998
       Armand Marciano            Secretary and Director

                                Vice President--Finance,
                                  Treasurer, and Corporate
                                  Controller (Principal
      /s/ TERENCE TSANG           Financial Officer and       March 23, 1998
------------------------------    Chief Accounting
        Terence Tsang             Officer)

       /s/ ALDO PAPONE
------------------------------  Director                      March 23, 1998
         Aldo Papone

       /s/ ROBERT DAVIS
------------------------------  Director                      March 23, 1998
         Robert Davis

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
     3.1.  Restated Certificate of Incorporation of the Registrant. (1)

     3.2.  Bylaws of the Registrant. (1)

     4.3.  Specimen stock certificate. (1)

    10.1.  Amended and Restated Stockholders' Agreement. (2)

    10.4.  Letter Agreement, dated January 22, 1996, between the Registrant and Andrea Weiss. (1)

    10.5.  Employment Agreement, dated as of May 14, 1996, between the Registrant and Francis K. Duane. (1)

   10.19.  Amendment No. 8 to the Revolving Credit Agreement, dated February 13, 1996, among the parties thereto.
           (1)

   10.20.  Amended and Restated Revolving Credit Agreement, dated as of March 28, 1997. (2)

   10.22.  1996 Equity Incentive Plan. (1)

   10.23.  1996 Non-Employee Directors' Stock Option Plan. (1)

   10.24.  Annual Incentive Plan. (1)

   10.25.  Employment Agreement between the Regristrant and Maurice Marciano. (2)

   10.26.  Employment Agreement between the Regristrant and Paul Marciano. (2)

   10.27.  Employment Agreement between the Regristrant and Armand Marciano. (2)

   10.28.  Registration Rights Agreement among the Registrant and certain stockholders of the Registrant. (2)

   10.29.  Indemnification Agreement among the Registrant and certain stockholders of the Registrant. (2)

   10.30.  Indemnification Agreements between the Registrant and certain executives and directors. (2)

   10.31.  First Amendment to Amended and Restated Shareholders' Agreement.(3)

   10.32.  First Amendment and Waiver to Amended and Restated Revolving Credit Agreement by and between the
           Registrant and BankBoston, NA, F/K/A The First National Bank of Boston, Sanwa Bank California and the
           Financial Institutions Party hereto. (4)

*  10.33.  Amended and Restated 1996 Non-Employee Directors' Stock Option Plan, as amended through March 3, 1997.

*   18.0.  Letter regarding change in accounting principles.

*   21.1.  List of Subsidiaries.

*   27.1.  Financial Data Schedule for the year ended December 31, 1997.

*    27.2  Financial Data Schedule for the years ended December 31, 1996 and 1995 and quarters ended March 31,
           1996, June 30, 1996 and September 28, 1996.

*    27.3  Financial Data Schedule quarters ended March 30, 1997, June 29, 1997 and September 28, 1997.

------------

*   Filed herewith

(b)     Financial Statement Schedule:

                                                        Description

             Schedule II          Valuation and Qualifying Accounts

------------

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997.