Form 10-Q
period 1998-03-29
GUESS INC ET AL/CA/
filed 1998-05-11
CIK 912463

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-Q

                                     (MARK ONE)

       /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

                   For the quarterly period ended March 29, 1998

                                         OR

      / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

                         For the transition period from to

                           Commission File Number 1-11893

                          -------------------------------

                                   GUESS ?, INC.

                          -------------------------------

               (Exact name of registrant as specified in its charter)

            DELAWARE                            95-3679695
  -------------------------------       ----------------------------
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

As of May 11, 1998, the registrant had 42,902,035 shares of Common Stock, $0.01 par value, outstanding.

                                    GUESS ?, INC.
                                     FORM 10-Q
                                 TABLE OF CONTENTS

                                                                            Page
                           PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets (Unaudited) -
              as of March 29, 1998 and December 31, 1997 . . . . . . . . . . . 1

          Condensed Consolidated Statements of Earnings (Unaudited) -
              First Quarters ended March 29, 1998 and March 30, 1997 . . . . . 2

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
              First Quarters ended March 29, 1998 and March 30, 1997 . . . . . 3

          Notes to Condensed Consolidated Financial Statements (Unaudited) . . 5

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . . . . . . . . . . 8

Item 3.   Quantitative and Qualitative Disclosures About Market Risks. . . . .12

                         PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .13

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . .15

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .15

Item 4.   Submission of Matters to Vote of Security Holders. . . . . . . . . .15

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .16

                           GUESS ?, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share data)
                                 (Unaudited)



                                                                    MAR 29,        DEC 31,
                                                                     1998           1997*
                                                                   --------       --------
                                        ASSETS
Current assets:
   Cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $7,696         $8,204
   Receivables:
      Trade receivables, net of reserves. . . . . . . . . . . . .    33,606         17,080
      Royalties . . . . . . . . . . . . . . . . . . . . . . . . .    16,021         14,663
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,020          6,032
                                                                   --------       --------
                                                                     54,647         37,775
  Inventories, net of reserves (note 3) . . . . . . . . . . . . .    84,967         92,081
  Prepaid taxes . . . . . . . . . . . . . . . . . . . . . . . . .    10,284         14,705
  Prepaid expenses and other current assets . . . . . . . . . . .    15,571         14,857
                                                                   --------       --------
         Total current assets . . . . . . . . . . . . . . . . . .   173,165        167,622
Property and equipment, at cost, net of accumulated
  depreciation and amortization . . . . . . . . . . . . . . . . .    92,557         98,170
Other assets, at cost, net of accumulated amortization. . . . . .    21,454         22,022
                                                                   --------       --------
                                                                   $287,176       $287,814
                                                                   --------       --------
                                                                   --------       --------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current installments of notes payable
      and long-term debt. . . . . . . . . . . . . . . . . . . . .      $217           $217
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    32,193         38,323
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .    13,999         22,412
                                                                   --------       --------
         Total current liabilities. . . . . . . . . . . . . . . .    46,409         60,952
Notes payable and long-term debt, net of current
  installments. . . . . . . . . . . . . . . . . . . . . . . . . .   147,700        141,300
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .     9,737         10,232
                                                                   --------       --------
                                                                    203,846        212,484
Stockholders' equity:
   Preferred stock, $0.01 par value. Authorized 10,000,000
      shares; no shares issued and outstanding. . . . . . . . . .       ---            ---
   Common stock, $0.01 par value. Authorized 150,000,000
      shares; issued 62,932,827 and 62,928,827 shares,
      outstanding 42,902,035 and 42,898,035 shares at
      March 29, 1998 and December 31, 1997, respectively,
      20,030,792 shares in Treasury . . . . . . . . . . . . . . .       137            137
   Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .   158,589        158,589
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . .    75,382         67,432
   Foreign currency translation adjustment. . . . . . . . . . . .        (2)           (52)
   Treasury stock, 20,030,792 shares repurchased. . . . . . . . .  (150,776)      (150,776)
                                                                   --------       --------
      Net stockholders' equity. . . . . . . . . . . . . . . . . .    83,330         75,330
                                                                   --------       --------
                                                                   $287,176       $287,814
                                                                   --------       --------
                                                                   --------       --------


       See accompanying notes to condensed consolidated financial statements
                       *Condensed from Audited Balance Sheet

                            GUESS ?, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except per share data)
                                     (Unaudited)



                                                                    First Quarter Ended
                                                                 -------------------------
                                                                   March 29,     March 30,
                                                                    1998           1997
                                                                 ----------     ----------
Net revenue:
   Product sales. . . . . . . . . . . . . . . . . . . . . . . . .  $100,205       $122,668
   Net royalties. . . . . . . . . . . . . . . . . . . . . . . . .    10,563         13,068
                                                                   --------       --------
                                                                    110,768        135,736
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . .    64,316         74,152
                                                                   --------       --------
Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . .    46,452         61,584
Selling, general & administrative expenses. . . . . . . . . . . .    30,024         34,731
                                                                   --------       --------
   Earnings from operations . . . . . . . . . . . . . . . . . . .    16,428         26,853
Non-operating income (expense):
   Interest, net. . . . . . . . . . . . . . . . . . . . . . . . .    (3,182)        (3,226)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .      (212)           119
                                                                   --------       --------
                                                                     (3,394)        (3,107)
  Earnings before income taxes and cumulative effect of
      change in accounting principle. . . . . . . . . . . . . . .    13,034         23,746
Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .     5,083          9,694
                                                                   --------       --------
   Earnings before cumulative effect of change in
      accounting principle. . . . . . . . . . . . . . . . . . . .     7,951         14,052
Cumulative effect of change in accounting for product
 display fixtures, net of income tax expense of $2,707
  (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . .       ---          3,961
                                                                   --------       --------
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . .    $7,951        $18,013
                                                                   --------       --------
                                                                   --------       --------

Basic and diluted earnings per share:
-------------------------------------
Earnings before cumulative effect of change in
 accounting principle . . . . . . . . . . . . . . . . . . . . . .     $0.19          $0.33
Cumulative effect of change in accounting for product
  display fixtures, net of income tax expense of $2,707
  (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . .       ---          $0.09
                                                                   --------       --------
Net earnings - basic and diluted. . . . . . . . . . . . . . . . .     $0.19          $0.42
                                                                   --------       --------
                                                                   --------       --------
Weighted average number of common shares outstanding -
   basic  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    42,902         42,898
                                                                   --------       --------
                                                                   --------       --------
Weighted average number of common shares outstanding -
  dilutive. . . . . . . . . . . . . . . . . . . . . . . . . . . .    42,903         42,912
                                                                   --------       --------
                                                                   --------       --------


        See accompanying notes to condensed consolidated financial statements

                            GUESS ?, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                     (Unaudited)


                                                                    First Quarter Ended
                                                                   -----------------------
                                                                   March 29,     March 30,
                                                                     1998           1997
                                                                   ---------     ---------
Cash flows from operating activities:
   Net earnings . . . . . . . . . . . . . . . . . . . . . . . . .    $7,951        $18,013
   Adjustments to reconcile net earnings to net cash
   used in operating activities:
      Depreciation and amortization of property and
         equipment. . . . . . . . . . . . . . . . . . . . . . . .     5,693          4,690
      Amortization of goodwill. . . . . . . . . . . . . . . . . .       199             82
      Cumulative effect of change in accounting principle . . . .       ---         (3,961)
      Foreign currency translation adjustment . . . . . . . . . .        65            (85)
      Undistributed equity method earnings. . . . . . . . . . . .       128           (119)
      (Increase) decrease in:
         Receivables. . . . . . . . . . . . . . . . . . . . . . .   (16,873)       (22,608)
         Inventories. . . . . . . . . . . . . . . . . . . . . . .     7,114         (7,150)
         Prepaid taxes. . . . . . . . . . . . . . . . . . . . . .     4,421            249
         Prepaid expenses and other current assets. . . . . . . .      (713)          (117)
         Other assets . . . . . . . . . . . . . . . . . . . . . .       147            528
      Increase (decrease) in:
         Accounts payable . . . . . . . . . . . . . . . . . . . .    (6,131)         3,935
         Accrued expenses . . . . . . . . . . . . . . . . . . . .    (7,744)        (8,931)
         Income taxes payable . . . . . . . . . . . . . . . . . .       (64)         9,052
                                                                   --------       --------
     Net cash used in operating activities. . . . . . . . . . . .    (5,807)        (6,422)

Cash flows from investing activities:
   Purchases of property and equipment. . . . . . . . . . . . . .    (1,334)        (6,866)
   Proceeds from the disposition of property and equipment. . . .       ---              2
   Lease incentives granted . . . . . . . . . . . . . . . . . . .       154             55
   Acquisition of license . . . . . . . . . . . . . . . . . . . .        94         (2,023)
   Decrease in short-term investments . . . . . . . . . . . . . .       ---          4,401
   Increase in long-term investments. . . . . . . . . . . . . . .       ---         (1,420)
                                                                   --------       --------
       Net cash used in investing activities. . . . . . . . . . .    (1,086)        (5,851)

Cash flows from financing activities:
   Proceeds from notes payable and long-term debt . . . . . . . .    40,400         31,114
   Repayments of notes payable and long-term debt . . . . . . . .   (34,000)       (21,737)
                                                                   --------       --------
       Net cash provided by financing activities. . . . . . . . .     6,400          9,377

Effect of exchange rates on cash. . . . . . . . . . . . . . . . .       (15)          (141)
Net decrease in cash. . . . . . . . . . . . . . . . . . . . . . .      (508)        (3,037)
Cash, beginning of period . . . . . . . . . . . . . . . . . . . .     8,204          8,800
                                                                   --------       --------
Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .    $7,696         $5,763
                                                                   --------       --------
                                                                   --------       --------




                                                                     First Quarter Ended
                                                                  ------------------------
                                                                  March 29,      March 30,
                                                                    1998           1997
                                                                  ---------      ---------
Supplemental disclosures:

   Cash paid during the period for:
      Interest. . . . . . . . . . . . . . . . . . . . . . . . . .    $6,951         $6,551
      Income taxes. . . . . . . . . . . . . . . . . . . . . . . .       303          1,328



Supplemental disclosure of noncash investing activities:

During the quarter ended March 30, 1997, the Company issued 216,216 shares of common stock with a value of $3.0 million in connection with the acquisition of a license.

       See accompanying notes to condensed consolidated financial statements

                           GUESS ?, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   March 29, 1998

(1)  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of March 29, 1998 and December 31, 1997, and the results of operations and cash flows for the three months ended March 29, 1998 and March 30, 1997. Operating results for the first quarter ended March 29, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

(2)  Summary of Significant Accounting Policies

Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the first quarters ended March 29, 1998 and March 30, 1997, the difference between basic and diluted earnings per share was due to the dilutive impact of options to purchase common stock.

Recently Issued Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS 130 does not require a specific financial statement format but requires an enterprise to display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

The Company adopted SFAS 130 on January 1, 1998. The only difference between "net earnings" and "comprehensive income" is the impact from foreign currency translation adjustments. Accordingly, a reconciliation of comprehensive income for the first quarters ended March 29, 1998 and March 30, 1997 is as follows (in thousands):


                                                   March 29,      March 30,
                                                     1998           1997
                                                   ---------      ---------
Net earnings . . . . . . . . . . . . . . . . . .      $7,951        $18,013
Foreign currency translation adjustment. . . . .         (65)            85
                                                   ---------      ---------
Comprehensive income . . . . . . . . . . . . . .      $7,886        $18,098
                                                   ---------      ---------
                                                   ---------      ---------


In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 established standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirement for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires the enterprise report descriptive information about the way the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management believes the adoption of SFAS 131 will not have a material impact on the Company's financial reporting.

On April 3, 1998, the American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs and retail store openings, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998.
Earlier application is encouraged. Restatement of previously issued financial statements is not permitted. In the fiscal year in which the SOP 98-5 is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. The Company has not yet determined whether the application of SOP 98-5 will have a material impact upon the Company's financial position or results of operations.

(3)  Inventories

The components of inventory consist of the following (in thousands):

                                                     Mar 29         Dec 31,
                                                      1998           1997
                                                   ---------      ---------
Raw materials . . . . . . . . . . . . . . . . .      $10,073        $12,988
Work in progress. . . . . . . . . . . . . . . .       13,385          8,059
Finished goods. . . . . . . . . . . . . . . . .       61,509         71,034
                                                   ---------      ---------
                                                     $84,967        $92,081
                                                   ---------      ---------
                                                   ---------      ---------


(4)  Change in Accounting Principle

Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures will be capitalized and depreciated over five years using the straight-line method. In prior years, these costs had been expensed as incurred. The Company believes this method will more closely match the long-term benefit the product display fixtures provide with the expected future revenue from such fixtures. The cumulative effect of the change in accounting principle, recorded in the first quarter of 1997, is calculated based upon the retroactive effect of applying the new accounting method to prior year fixture acquisitions. The cumulative effect of the change in accounting principle of $4.0 million (after reduction of income tax expense of $2.7 million) is included in earnings for the quarter ended March 30, 1997.

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

Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe," "expect," "anticipate," "optimistic," "intend," "aim," "will" or similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which refer only as of the date of which they are made. The registrant undertakes no obligation to update publicly or revise any forward-looking statements. Reference is hereby made to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for a discussion of important factors that could cause actual results to differ materially from the forward-looking statements.

OVERVIEW

The Company derives its net revenue from the sale of Guess men's, women's and girl's apparel worldwide to wholesale customers and distributors; from the sale of Guess men's and women's apparel and its licensees' products through the Company's network of retail and factory outlet stores located primarily in the United States; and from net royalties via worldwide licensing activities.

RESULTS OF OPERATIONS

NET REVENUE. Net revenue decreased $24.9 million or 18.4% to $110.8 million in the first quarter ended March 29, 1998 from $135.7 million in the first quarter ended March 30, 1997.

Net revenue from wholesale operations decreased $19.6 million or 24.5% to $60.7 million from $80.3 million. Domestic and international wholesale operations net revenue decreased $6.7 million and $12.9 million, respectively. International wholesale operations decreased due to the sale of the Guess? Italia operations in June 1997, which reflects the absence of $13.0 million recorded in the prior year. The Company's domestic wholesale net revenue declined primarily due to increased competition in branded basic denim apparel.

Net revenue from retail operations decreased $2.8 million or 6.6% to $39.5 million from $42.3 million, primarily attributable to a 21.6% decrease in comparable store net revenue, partially offset by increased volume generated by new store openings. The decrease in comparable store net revenue was primarily due to product assortment changes in the Factory Stores, softening Pacific Rim tourism and the impact of El Nino adversely affecting west coast stores.

Net royalties decreased $2.5 million or 19.2% in the first quarter ended March 29, 1998 to $10.6 million from $13.1 million in the first quarter ended March 30, 1997. The decline in net royalties was primarily due to the adverse affects of lower royalties from Asian markets and certain discontinued licenses.

Net revenue from international operations comprised 10.0% and 17.3% of the Company's net revenue during the first quarters of 1998 and 1997, respectively. The decrease in the percentage of revenue from international operations was primarily due to the aforementioned sale of the Guess? Italia operations in June 1997.

GROSS PROFIT. Gross profit decreased 24.6% to $46.5 million in the first quarter ended March 29, 1998 from $61.6 million in the first quarter ended March 30, 1997. The decline in gross profit was due to lower net royalties and net revenue from product sales. Gross margin decreased to 41.9% in the quarter ended March 29, 1998 compared to 45.4% in the quarter ended March 30, 1997. Gross margin from product sales decreased to 35.8% in the quarter ended March 29, 1998 compared to 39.6% in the quarter ended March 30, 1997. The decline in gross margin was primarily attributable to fixed store occupancy costs being spread over a lower revenue base as well as an increase in retail store markdowns in the 1998 period.

SG&A EXPENSES. Selling, general and administrative ("SG&A") expenses decreased 13.5% in the quarter ended March 29, 1998 to $30.0 million, or 27.1% of net revenue, from $34.7 million, or 25.6% of net revenue, in the first quarter ended March 30, 1997. The decrease was due to cost reduction initiatives implemented in the fourth quarter of 1997, partially offset by higher legal costs associated with UNITE activities (see "Legal Proceedings"). As a percentage of net revenue, the increase in SG&A costs was the result of fixed expenses being spread over a lower revenue base in the 1998 period.

EARNINGS FROM OPERATIONS. Earnings from operations decreased 38.8% to $16.4 million, or 14.8% of net revenue, in the first quarter ended March 29, 1998 from $26.9 million, or 19.8% of net revenue, in the first quarter ended March 30, 1997. The decrease in earnings from operations was primarily due to lower revenue.

INTEREST EXPENSE, NET. Net interest expense remained flat as compared to the prior year at $3.2 million. The interest related to higher outstanding debt in the first quarter ended March 29, 1998 was offset by a slightly lower net effective interest rate. For the first quarter ended March 29, 1998, the average debt balance was $146.9 million, with an average effective interest rate of 8.8%. For the first quarter ended March 30, 1997, the average debt balance was $131.3 million, with an average effective interest rate of 8.9%.

NET EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Net earnings before the net cumulative effect of a change in accounting principle decreased 43.4% to $8.0 million, or 7.2% of net revenue, in the first quarter ended March 29, 1998, from $14.1 million, or 10.4% of net revenue, in the first quarter ended March 30, 1997.

NET CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures will be capitalized and depreciated over five years using the straight-line method. In prior years, these costs had been expensed as incurred. The Company believes this method will more closely match the long-term benefit the product display fixtures provide with the expected future revenue from such fixtures. The cumulative effect of the change in accounting principle, recorded in the first quarter of 1997, is calculated based upon the retroactive effect of applying the new accounting method to prior year fixture acquisitions. The cumulative effect of the change in accounting principle of $4.0 million (after reduction for income tax expense of $2.7 million) is included in earnings for the quarter ended March 30, 1997.

NET EARNINGS. Net earnings decreased 55.9% to $8.0 million, or 7.2% of net revenue, in the first quarter ended March 29, 1998, from $18.0 million, or 13.3% of net revenue, in the first quarter ended March 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily on internally generated funds, trade credit and bank borrowings to finance its operations and expansion. At March 29, 1998, the Company had working capital of $126.8 million compared to $106.7 million at December 31, 1997. The increase was primarily due to a $16.9 million increase in receivables and a $14.0 million decrease in payables and accrued expenses, which were partially offset by a $7.1 million decrease in inventory. The increase in net receivables was primarily due to seasonal changes in volume.

The Company's Credit Agreement originally provided for a $100.0 million line of credit facility. During the quarter ended March 29, 1998, this amount was reduced to $86.9 million, which resulted from a certain Asian bank which fell out of the bank group due to a restructuring of its U.S. portfolio. The current revolving credit facility includes a $25.0 million sublimit for letters of credit. At March 29, 1998, the Company had $42.7 million in outstanding borrowings under the revolving credit facility, $1.0 million in outstanding standby letters of credit and $9.4 million in outstanding commercial letters of credit. At March 29, 1998, the Company had $33.8 million available for future borrowings under such facility. The revolving credit facility will expire in December 1999. The Credit Agreement contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of March 29, 1998.

Capital expenditures, net of lease incentives granted, totaled $1.1 million in the quarter ended March 29, 1998. The Company estimates its capital expenditures for fiscal 1998 will be approximately $20.0 million, primarily for the retail store expansion and remodeling, shop-in-shop programs and operations.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 1998 for working capital and interest on the Company's Senior Subordinated Notes, primarily with cash flow from operations, supplemented, if necessary, by borrowings under its revolving Credit Agreement.

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

EXCHANGE RATES

The Company receives United States dollars ("USD") for substantially all of its product sales and its licensing revenues. Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future. In addition, royalties received from the Company's international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in USD. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company's inventory costs. The Company currently does not engage in hedging activities with respect to such exchange rate risk.

IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS 130 does not require a specific financial statement format but requires an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of SFAS 130 effective January 1, 1998. The effect of the adoption was immaterial to the Company's financial position and results of operations for the quarter ended March 29, 1998.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 established standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirement for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires the enterprise report descriptive information about the way the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management believes that the adoption of SFAS 131 will not have a material impact on the Company's financial reporting.

On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs and retail store openings, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged. Restatement of previously issued financial statements is not permitted. In the fiscal year in which the SOP 98-5 is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. The Company has not yet determined whether the application of SOP 98-5 will have a material impact upon the Company's financial position or results of operations.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risks.

Not applicable.

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

The Union of Needletrades, Industrial & Textile Employees ("UNITE") has filed with the National Labor Relations Board ("NLRB") various charges that the Company has engaged and is engaging in unfair labor practices within the meaning of the National Labor Relations Act ("NLRA"). In Cases No. 21-CA-31524, No. 21-CA-31565 and No. 21-CA-31648, UNITE has alleged that the Company unlawfully discharged certain employees because of certain union activities and unlawfully threatened and coerced employees in the exercise of their rights under Section 7 of the NLRA. In Case No. 21-CA-31807, UNITE alleges that the Company has unlawfully threatened to move its production to Mexico and elsewhere outside the United States thus unlawfully interfering with UNITE's corporate campaign at the Company's headquarters and at certain of the Company's independent contractors, and has unlawfully ceased doing business with certain independent contractors where ongoing union organizing campaigns are being conducted. On April 6, 1998, the NLRB determined that it would not proceed with Case No. 21-CA-31807. UNITE has indicated to the Company that it will appeal the NLRB's decision to discharge Case No. 21-CA-31807.

On November 12,1997 UNITE filed Case No. 21-CA-32201, alleging the Company violated the NLRA by filing retaliatory state and federal civil lawsuits against UNITE and UNITE's employees, seeking fees and costs incurred defending such lawsuits. These lawsuits primarily concern the legality of UNITE's picketing activities against the Company, as well as trademark and other similar violations under state and federal law. The NLRB determined not to issue a complaint with respect to the Company's federal trademark suit, and to issue a complaint with respect to certain of the Company's state law claims.

On December 15, 1997, UNITE filed Case No. 21-CA-32433 against the Company. In this case, UNITE alleges the Company has interfered with, restrained and coerced employees in the exercise of their Section 7 rights by filing and prosecuting two other civil lawsuits against UNITE. The first of these lawsuits concerns UNITE's alleged breach of a 1995 settlement agreement with the Company. The second civil lawsuit involves the Company's claim for libel brought against UNITE. In both of these cases, UNITE seeks, among other things, recovery of the fees and costs in defending the civil lawsuits. The NLRB has informed the Company that further processing of this charge will be held in abeyance pending outcome of the underlying civil lawsuit.

On June 19, 1997 (Case No. 21-CA-32106), UNITE filed with the NLRB charges that the Company, one of the Company's independent contractors, the law firm of Mitchell Silberberg & Knupp LLP ("MSK") and certain employees of the Company and MSK, acting in concert with each other interfered with the employees of the independent contractors in the exercise of such employees'

Section 7 rights under the NLRA respecting the enforcement of wage and hour laws. This Case was amended by UNITE on October 6, 1997, to add three additional independent contractors of the Company as charged parties and to allege certain of the contractors' employees were unlawfully polled and interrogated regarding their union sympathies and threatened with plant closure. In this case, it is further alleged the Company and its independent contractors were jointly liable for the independent contractors' employees. On December 9 and 11, 1997, the Regional Director for Region 21 of the NLRB ("Regional Director") advised the Company that the portions of Case No. 21-Ca-32106 against MSK and the portion of that charge which alleged the Company and its independent contractors were joint employers would be dismissed. The NLRB has issued a formal complaint regarding the allegations against the Company that it had unlawfully polled and interrogated employees of its independent contractors regarding their union and/or protected concerted activities. The administrative hearing on this charge is scheduled to begin in July, 1998.

In Case No. 21-CA-32131 filed on June 30, 1997 and subsequently amended, UNITE filed with the NLRB charges alleging the Company restrained, coerced, and interfered with the Company's employees rights under Section 7 of the NLRA by engaging in certain unlawful conduct including, without limitation: (a) interrogating and polling employees regarding their and other employees' union sympathies and activities; (b) organizing anti-union demonstrations; (c) promising benefits to employees if they withdrew support for UNITE; (d) threatening employees due to their support and activities on behalf of UNITE;
(e) assisting and supporting an unlawful employee committee; and (f) engaging in other conduct designed to have a negative effect on UNITE's corporate campaign. In Case No. 21-CA-32136, filed on July 3, 1997 and subsequently amended, UNITE alleges the Company unlawfully discharged two employees because of their union activities.

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

On April 22, 1998, the Company entered into a "Settlement Stipulation" with UNITE and the NLRB settling the charges in Cases 21-CA-31524, 21-CA-31565, 21-CA-32131, 21-CA-32136, and 21-CA-32427. Under the Settlement Stipulation, the Company has agreed to reinstate 13 "laid-off" former employees of the Company and pay back wages and other costs to approximately 20 current and/or former employees of the Company amounting to approximately $113,000.

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

To the best of its knowledge, the Company's program to monitor its independent contractors for compliance with federal labor laws is in compliance with its voluntary agreement with the USDOL and meets USDOL guidelines for such programs. However, there can be no assurance that, despite such a program, the Company's contractors will not violate federal or state labor laws. To the best of the Company's knowledge, no illegal industrial homework of the Company's apparel has been found occurring at any contractor in the past year and no violations of minimum wage or overtime laws have been found at the Company's contractors in the sixteen months ended April 30, 1997.

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

No matters were submitted to a vote of security holders during the first quarter of 1998.


ITEM 5.   Other Information

None.

ITEM 6.   Exhibits and Reports on Form 8-K

a)   Exhibits:

Exhibit
Number                               Description
-------                              -----------
10.32.   Second Amendment and Consent to the Amended and Restated Revolving
         Credit Agreement by and between Guess ?, Inc. And BankBoston, N.A.,
         F/K/A The First National Bank of Boston, Sanwa Bank California and the
         Financial Institutions Party Hereto.

10.33.   Third Amendment and Consent to the Amended and Restated Revolving
         Credit Agreement by and between Guess ?, Inc. And BankBoston, N.A.,
         F/K/A The First National Bank of Boston, Sanwa Bank California and    the
         Financial Institutions Party Hereto.

27.1.    Financial Data Schedule

--------------------------------
b)   Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended March 29, 1998.

                                     SIGNATURES

Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GUESS ?, INC.


Date:  May 12, 1998           By:  /s/ MAURICE MARCIANO
                                   ------------------------------------
                                   Maurice Marciano
                                   Chairman of the Board, Chief Executive
                                   Officer and Director (Principal Executive
                                   Officer)


Date:  May 12, 1998           By:  /s/ TERENCE TSANG
                                   ------------------------------------
                                   Terence Tsang
                                   Vice President-Finance, Treasurer &
                                   Corporate Controller (Principal
                                   Financial Officer and Chief Accounting
                                   Officer)