Form 10-Q
period 1998-06-28
GUESS INC ET AL/CA/
filed 1998-08-12
CIK 912463

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-Q

                                     (MARK ONE)

       /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

                    For the quarterly period ended June 28, 1998

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

As of August 12, 1998, the registrant had 42,906,535 shares of Common Stock, $.01 par value, outstanding.

                                   GUESS ?, INC.
                                     FORM 10-Q
                                 TABLE OF CONTENTS



                                                                                   Page
                          PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets -
          as of June 28, 1998 (Unaudited) and December 31, 1997. . . . . . . . . . .1

     Condensed Consolidated Statements of Earnings (Unaudited) - Second
          Quarter and Six Months ended June 28, 1998 and June 29, 1997 . . . . . . .3

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Six Months ended June 28, 1998 and June 29, 1997 . . . . . . . . . . . . .4

     Notes to Condensed Consolidated Financial Statements (Unaudited) 6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . .9

Item 3.   Quantitative and Qualitative Disclosures about Market Risks. . . . . . . 14



                           PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 3.   Defaults on Senior Securities. . . . . . . . . . . . . . . . . . . . . . 16

Item 4.   Submission of Matters to Vote of Security Holders. . . . . . . . . . . . 16

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . 18


                           GUESS ?, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share data)
                                    (Unaudited)

                                       ASSETS





                                                                    June 28,        Dec 31,
                                                                      1998          1997*
                                                                   --------       --------
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .         $5,452         $8,204
  Short term investments . . . . . . . . . . . . . . . . . .          1,500              -
  Receivables:
  Trade receivables, net of reserves . . . . . . . . . . . .         25,295         17,080
    Royalties. . . . . . . . . . . . . . . . . . . . . . . .         14,182         14,663
    Other. . . . . . . . . . . . . . . . . . . . . . . . . .          3,538          6,032
                                                                   --------       --------
                                                                     43,015         37,775
  Inventories. . . . . . . . . . . . . . . . . . . . . . . .        104,722         92,081
  Prepaid expenses and other current assets. . . . . . . . .         24,814         29,562
                                                                   --------       --------
      Total current assets . . . . . . . . . . . . . . . . .        179,503        167,622
Property and equipment, at cost, net of accumulated
  depreciation and amortization. . . . . . . . . . . . . . .         90,635         98,170
Other assets, at cost, net of accumulated amortization . . .         19,697         22,022
                                                                   --------       --------
                                                                   $289,835       $287,814
                                                                   --------       --------
                                                                   --------       --------



                        LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
  Current installments of notes payable
   and long-term debt. . . . . . . . . . . . . . . . . . . .             $0           $217
  Accounts payable . . . . . . . . . . . . . . . . . . . . .         36,718         38,323
  Accrued expenses . . . . . . . . . . . . . . . . . . . . .         18,759         22,314
  Income taxes payable . . . . . . . . . . . . . . . . . . .             11             98
                                                                   --------       --------
      Total current liabilities. . . . . . . . . . . . . . .         55,488         60,952
Notes payable and long-term debt, net of current
  installments . . . . . . . . . . . . . . . . . . . . . . .        138,000        141,300
Other liabilities. . . . . . . . . . . . . . . . . . . . . .          9,630         10,232
                                                                   --------       --------
                                                                    203,118        212,484



                                                                   June 28,     Dec 31,
                                                                     1998        1997*
                                                                   --------    --------
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 10,000,000
    shares; no shares issued and outstanding . . . . . . . .           --          --
  Common stock, $.01 par value. Authorized 150,000,000
    shares; issued 62,932,827 and 62,928,827 shares,
    outstanding 42,902,035 and 42,898,035 shares at,
    June 28, 1998 and December 31, 1997, respectively,
    including 20,030,792 shares in Treasury  . . . . . . . .            137          137
  Paid-in capital  . . . . . . . . . . . . . . . . . . . . .        158,589      158,589
  Retained earnings  . . . . . . . . . . . . . . . . . . . .         78,822       67,432
  Foreign currency translation adjustment  . . . . . . . . .            (55)         (52)
  Treasury stock, 20,030,792 shares repurchased  . . . . . .       (150,776)    (150,776)
                                                                  ---------    ---------
      Net stockholders' equity . . . . . . . . . . . . . . .         86,717       75,330
                                                                  ---------    ---------
                                                                  $ 289,835    $ 287,814
                                                                  ---------    ---------
                                                                  ---------    ---------





       See accompanying notes to condensed consolidated financial statements.
                        *Condensed from Audited Balance Sheet

                           GUESS ?, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                       (in thousands, except per share data)
                                    (Unaudited)





                                                                     Second Quarter Ended           Six Months Ended
                                                                     --------------------          ----------------
                                                                   June 28,       June 29,       June 28,       June 29,
                                                                     1998           1997           1998           1997
                                                                   --------       --------       --------       --------
Net revenue:
  Product sales. . . . . . . . . . . . . . . . . . . . . . .        $90,295       $107,466       $190,500       $230,134
  Net royalties. . . . . . . . . . . . . . . . . . . . . . .          7,773         11,049         18,336         24,117
                                                                   --------       --------       --------       --------
                                                                     98,068        118,515        208,836        254,251
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .         53,833         64,066        118,149        138,218
                                                                   --------       --------       --------       --------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . .         44,235         54,449         90,687        116,033
Selling, general & administrative exp. . . . . . . . . . . .         35,216         37,695         65,240         72,426
                                                                   --------       --------       --------       --------
      Earnings from operations . . . . . . . . . . . . . . .          9,019         16,754         25,447         43,607
Non-operating income (expense):
  Interest, net. . . . . . . . . . . . . . . . . . . . . . .         (3,409)        (3,187)        (6,591)        (6,413)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .            (12)           (48)          (224)            71
                                                                   --------       --------       --------        -------
                                                                     (3,421)        (3,235)        (6,815)        (6,342)
      Earnings before income taxes and
       cumulative effect of change in
       accounting principle. . . . . . . . . . . . . . . . .          5,598         13,519         18,632         37,265
Income taxes (5) . . . . . . . . . . . . . . . . . . . . . .          2,158          4,991          7,241         14,685
                                                                   --------       --------       --------       --------
Earnings before cumulative effect of
 change in accounting principle. . . . . . . . . . . . . . .          3,440          8,528         11,391         22,580
Cumulative effect of change in accounting
 for product display fixtures, net of
 income tax expense of $2,707 (note 4) . . . . . . . . . . .              0              0              0          3,961
                                                                   --------       --------       --------       --------
      Net earnings . . . . . . . . . . . . . . . . . . . . .         $3,440         $8,528        $11,391        $26,541
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------
Basic and diluted earnings per share:
------------------------------------
Earnings before cumulative effect of change
 in accounting principle . . . . . . . . . . . . . . . . . .          $0.08          $0.20          $0.27           0.53
Cumulative effect of change in accounting
 for product display fixtures, net of
 income tax expense of $2,707 (note 4) . . . . . . . . . . .          $0.00          $0.00          $0.00          $0.09
                                                                   --------       --------       --------       --------
 Net earnings - basic and diluted. . . . . . . . . . . . . .          $0.08          $0.20          $0.27          $0.62
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------
Weighted average number of common shares
  outstanding - basic. . . . . . . . . . . . . . . . . . . .         42,902         42,898         42,902         42,898
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------
Weighted average number of common shares
  outstanding - diluted. . . . . . . . . . . . . . . . . . .         42,903         42,916         42,905         42,919
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------


        See accompanying notes to condensed consolidated financial statements

                           GUESS ?, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (Unaudited)



                                                                      Six Months Ended
                                                                      ----------------
                                                                   June 28,       June 29,
                                                                     1998           1997
                                                                   --------       --------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . .        $  11,391    $  26,541
  Adjustments to reconcile net earnings to net cash used in
    operating activities:
    Depreciation and amortization of property and equipment            11,591        9,383
    Amortization of goodwill . . . . . . . . . . . . . . . .              377          151
    Amortization of deferred royalty income  . . . . . . . .                0         (109)
    Cumulative effect of change in accounting
       principle (note 4)  . . . . . . . . . . . . . . . . .                0       (3,961)
    Loss (gain) on disposition of property and equipment . .               80         (351)
    Foreign currency translation adjustment  . . . . . . . .                3          (62)
    Undistributed equity method earnings . . . . . . . . . .             (214)         (71)
    (Increase) decrease in:
      Receivables  . . . . . . . . . . . . . . . . . . . . .           (5,240)      (9,909)
      Inventories  . . . . . . . . . . . . . . . . . . . . .          (12,641)     (24,011)
      Prepaid expenses and other current assets  . . . . . .            4,749       (2,719)
      Other assets . . . . . . . . . . . . . . . . . . . . .            2,371        4,188
    Increase (decrease) in:
      Accounts payable . . . . . . . . . . . . . . . . . . .           (1,605)       2,869
      Accrued expenses . . . . . . . . . . . . . . . . . . .           (2,945)      (5,010)
      Income taxes payable . . . . . . . . . . . . . . . . .              (87)      (6,259)
                                                                    ---------    ---------
     Net cash provided by (used in) operating activities . .            6,830       (9,330)

Cash flows from investing activities:
  Purchases of property and equipment  . . . . . . . . . . .           (5,510)     (17,409)
  Proceeds from the disposition of property and equipment  .                6        1,250
  Lease incentives granted . . . . . . . . . . . . . . . . .              154          757
  Acquisition of license . . . . . . . . . . . . . . . . . .              (21)      (2,148)
  (Increase) decrease in short-term investments  . . . . . .           (1,500)       4,401
  (Increase) decrease in long-term investments . . . . . . .              812       (1,485)
                                                                    ---------    ---------
     Net cash used in investing activities . . . . . . . . .           (6,059)     (14,634)

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt . . . . . .           57,300       75,735
  Repayments of notes payable and long-term debt . . . . . .          (60,817)     (55,936)
                                                                    ---------    ---------
     Net cash provided by (used in) financing activities . .           (3,517)      19,799

Effect of exchange rates on cash . . . . . . . . . . . . . .               (6)        (183)
Net decrease in cash . . . . . . . . . . . . . . . . . . . .           (2,752)      (4,348)
Cash, beginning of period  . . . . . . . . . . . . . . . . .            8,204        8,800
                                                                    ---------    ---------
Cash, end of period  . . . . . . . . . . . . . . . . . . . .        $   5,452    $   4,452
                                                                    ---------    ---------
                                                                    ---------    ---------



                                                                      Six Months Ended
                                                                      ----------------
                                                                   June 28,       June 29,
                                                                     1998           1997
                                                                   --------       --------
Supplemental disclosures:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . .         $7,903         $7,422
    Income taxes . . . . . . . . . . . . . . . . . . . . . .            440         20,260


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

                           GUESS ?, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   June 28, 1998

(1)  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of June 28, 1998, and the results of operations and cash flows for the six months ended June 28, 1998. Operating results for the second quarter and six months ended June 28, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

(2)  Summary of Significant Accounting Policies

Earnings Per Share

Basic earnings per share represent net earnings divided by the weighted- average number of common shares outstanding for the period. Diluted earnings per share represent net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the six months ended June 28, 1998 and June 29, 1997, the difference between basic and diluted earnings per share was due to the dilutive impact of options to purchase common stock.

Recently Issued Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS 130 does not require a specific financial statement format but requires an enterprise to display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

The Company adopted SFAS 130 on January 1, 1998. The only difference between "net earnings" and "comprehensive income" is the impact from foreign currency translation adjustments. Accordingly, a reconciliation of comprehensive income for the six months ended June 28, 1998 and June 29, 1997 is as follows (in thousands):


                                                       June 28,  June 29,
                                                        1998       1997
                                                      ---------  ---------
Net earnings.....................................      $11,391   $26,541
Foreign currency translation adjustment..........           (3)       62
                                                      ---------  ---------
Comprehensive income..............................     $11,388   $26,603
                                                      ---------  ---------
                                                      ---------  ---------


In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 established standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirement for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets information about the revenue derived from the enterprise's products or services and major customers. SFAS 131 also requires the enterprise report descriptive information about the way the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management believes the adoption of SFAS 131 will not have a material impact on the Company's financial reporting.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company will adopt SOP 98-1 effective in 1999. The adoption of SOP 98-1 will require the Company to modify its method of accounting for software. Based on the information currently available, the Company does not expect the adoption of SOP 98-1 to have a significant impact on its financial position or results of operations.

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs and retail store openings, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged. Restatement of previously issued financial statements is not permitted. In the fiscal year in which the SOP 98-5 is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. Management believes the adoption of SOP 98-5 will not have a material impact on the Company's financial reporting.

In June 1998, the FASB issued SFAS 133 ("SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. Since the Company does not presently invest in derivatives or engage in hedging activities, SFAS No. 133 will not impact the Company's financial position or results of operations.

(3)  Inventories

The components of inventory consist of the following (in thousands):


                                                         June 28,      Dec 31,
                                                           1998         1997
                                                        ---------    ---------
Raw materials. . . . . . . . . . . . . . . . . . .        $12,369      $12,988
Work in progress . . . . . . . . . . . . . . . . .         18,740        8,059
Finished goods . . . . . . . . . . . . . . . . . .         73,613       71,034
                                                        ---------    ---------
                                                         $104,722      $92,081
                                                        ---------    ---------
                                                        ---------    ---------


(4)  Change in Accounting Principle

Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures are capitalized and depreciated over five years using the straight-line method. In prior years, these costs had been expensed as incurred. The Company believes this method more closely matches the long-term benefit the product display fixtures provide with the expected future revenue from such fixtures. The cumulative effect of the change in accounting principle, recorded in the first quarter of 1997, is calculated based upon the retroactive effect of applying the new accounting method to prior year fixture acquisitions. The cumulative effect of the change in accounting principle of $4.0 million (after reduction of income tax expense of $2.7 million) is included in earnings for the quarter ended March 30, 1997.

(5)  Income taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe," "expect," "anticipate," "optimistic," "intend," "aim," "will" or similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which refer only as of the date on which they are made. The registrant undertakes no obligation to update publicly or revise any forward-looking statements. Reference is hereby made to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for a discussion of important factors that could cause actual results to differ materially from the forward-looking statements.

OVERVIEW

The Company derives its net revenue from the sale of Guess men's, women's and girl's apparel worldwide to wholesale customers and distributors; from the sale of Guess men's and women's apparel and its licensees' products through the Company's network of retail and factory stores located primarily in the United States; and from net royalties via worldwide licensing activities.

RESULTS OF OPERATIONS

NET REVENUE. Net revenue decreased $20.4 million or 17.2% to $98.1 million in the second quarter ended June 28, 1998 from $118.5 million in the second quarter ended June 29, 1997. Net revenue from wholesale operations decreased $15.6 million or 26.2% to $44.0 million from $59.6 million. Net revenue from both domestic and international wholesale operations decreased, by $11.8 million or 23.2% and $3.8 million or 43.0%, respectively. For the six months ended June 28, 1998, net revenue decreased $45.4 million or 17.9% to $208.8 million from $254.2 million for the six months ended June 29, 1997. Net revenue from wholesale operations decreased $35.3 million or 25.2% to $104.7 million from $139.9 million. Domestic and international wholesale operations net revenue decreased $18.6 million or 16.7% and $16.7 million or 58.3%, respectively. International wholesale operations decreased primarily due to the sale of Guess? Italia operations in June 1997, which reflects the absence of $14.0 million of net revenue recorded in the prior year. For both the quarter and six months ended June 28, 1998, the Company's domestic wholesale net revenue declined primarily due to increased competition in branded basic denim apparel.

Net revenue from retail operations decreased $1.6 million or 3.3% to $46.3 million from $47.9 million in the quarter ended June 28, 1998. For the six months ended June 28, 1998, net revenue from retail operations decreased $4.4 million or 4.9% to $85.8 million from $90.2 million in 1997. The decrease was primarily attributable to a decrease in comparable store net revenue, down 14.4% in the second quarter ended June 28, 1998 and 17.8% in the six months ended June 28, 1998, partially offset by increased volume generated by new store openings. The decrease in comparable store net revenue was primarily due to product assortment changes in the factory stores and softening Pacific Rim tourism, which has significantly impacted west coast business.

Net royalties decreased $3.3 million or 29.6% in the quarter ended June 28, 1998 to $7.8 million from $11.0 million in the quarter ended June 29, 1997. For the six months ended June 28, 1998, net royalties decreased $5.8 million or 24.0% to $18.3 million from $24.1 million in the six months ended June 29, 1997. This decrease was primarily the result of discontinued licenses and lower revenue derived from Asian markets.

Net revenue from international operations comprised 9.1% and 13.7% of the Company's net revenue during the first six months of 1998 and 1997, respectively.

GROSS PROFIT. Gross profit decreased 18.8% to $44.2 million in the second quarter ended June 28, 1998 from $54.4 million in the second quarter ended June 29, 1997. The decrease in gross profit resulted from decreased net revenue from product sales and net royalties. Gross profit from product sales decreased 16.0% to $36.5 million in the second quarter ended June 28, 1998 from $43.4 million in the second quarter ended June 29, 1997. Gross margin was 45.1% in the second quarter ended June 28, 1998 compared to 45.9% in the second quarter ended June 29, 1997. Gross margin from product sales for the second quarter ended June 28, 1998 remained flat at 40.4% compared to the same period in 1997, despite the negative impact resulting from fixed store occupancy costs being spread over a lower revenue base.

Gross profit decreased 21.8% to $90.7 million in the six months ended June 28, 1998 from $116.0 million in the six months ended June 29, 1997. The decrease in gross profit resulted primarily from decreased net revenue from product sales and net royalties. Gross profit from product sales decreased 21.3% to $72.4 million in the six months ended June 28, 1998 from $91.9 million in the six months ended June 29, 1997. Gross margin was 43.4% in the six months ended June 28, 1998 compared to 45.6% in the six months ended June 29, 1997. Gross margin from product sales for the six months ended June 28, 1998 decreased to 38.0% from 39.9% for the six months ended June 29, 1997. The decline in gross margin from product sales was primarily due to fixed store occupancy costs being spread over a lower revenue base.

SG&A EXPENSES. Selling, general and administrative ("SG&A") expenses decreased 6.6% in the second quarter ended June 28, 1998 to $35.2 million, or 35.9% of net revenue, compared to $37.7 million, or 31.8% of net revenue, in the second quarter ended June 29, 1997. SG&A expenses also decreased in the six months ended June 28, 1998 to $65.2 million, or 31.2% of net revenue, from $72.4 million, or 28.5% of net revenue, in the six months ended June 29, 1997. The decrease was primarily due to cost reduction initiatives implemented in the fourth quarter of 1997 and lower advertising expenses. As a percentage of net revenue, the increase in SG&A expenses was the result of fixed expenses being spread over a lower revenue base in 1998.

EARNINGS FROM OPERATIONS. Earnings from operations decreased 46.2% to $9.0 million, or 9.2% of net revenue, in the second quarter ended June 28, 1998 from $16.8 million, or 14.1% of net revenue, in the second quarter ended June 29, 1997. Earnings from operations decreased 41.6% to $25.5 million, or 12.2% of net revenue, in the six months ended June 28, 1998 from $43.6 million, or 17.2% of net revenue, in the six months ended June 29, 1997. The decrease in earnings from operations was primarily due to lower revenue.

INTEREST EXPENSE, NET. Net interest expense increased 7.0% to $3.4 million in the second quarter ended June 28, 1998 from $3.2 million in the same period in 1997. The increase is due to higher outstanding debt and a higher average effective interest rate in 1998. For the second quarter ended June 28, 1998, the average debt balance was $145.3 million, with an average effective interest rate of 8.9%. For the second quarter ended June 29, 1997, the average debt balance was $143.6 million, with an average effective interest rate of 8.8%. Net interest expense increased 2.8% to $6.6 million in the six months ended June 28, 1998 from $6.4 million in the six months ended June 29, 1997, due to higher outstanding debt in 1998. For the six months ended June 28, 1998, the average debt balance was $146.0 million, with an average effective interest rate of 8.8%. For the six months ended June 29, 1997, the average debt balance was $137.4 million, with an average effective interest rate of 8.9%.

NET EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Net earnings before the net cumulative effect of a change in accounting principle decreased 59.7% to $3.4 million, or 3.5% of net revenue, in the second quarter ended June 28, 1998 from $8.5 million, or 7.2% of net revenue, in the second quarter ended June 29, 1997. Net earnings before cumulative effect of change in accounting principle decreased 49.5% to $11.4 million, or 5.5% of net revenue, in the six months ended June 28, 1998, from $22.6 million, or 8.9% of net revenue, in the six months ended June 29, 1997.

NET CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures are capitalized and depreciated over five years using the straight-line method. In prior years, these costs had been expensed as incurred. The Company believes this method more closely matches the long-term benefit the product display fixtures provide with the expected future revenue from such fixtures. The cumulative effect of the change in accounting principle, recorded in the first quarter of 1997, is calculated based upon the retroactive effect of applying the new accounting method to prior year fixture acquisitions. The cumulative effect of the change in accounting principle of $4.0 million (after reduction for income tax expense of $2.7 million) is included in earnings for the six months ended June 29, 1997.

INCOME TAXES. The income tax provision for the six months ended June 28, 1998 was $7.2 million, or a 38.9% effective tax rate. The income tax provision for the six months ended June 29, 1997 was $14.7, or a 39.4% effective tax rate. The effective tax rate for both years was impacted by certain realized state tax credits and tax planning strategies.

NET EARNINGS. Net earnings decreased 59.7% to $3.4 million, or 3.5% of net revenue, in the second quarter ended June 28, 1998, from $8.5 million, or 7.2% of net revenue, in the same period in 1997. Net earnings decreased 57.1% to $11.4 million, or 5.5% of net revenue, in the six months ended June 28, 1998, from $26.5 million, or 10.4% of net revenue, in the six months ended June 29, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily on internally generated funds, trade credit and bank borrowings to finance its operations and expansion. At June 28, 1998, the Company had working capital of $124.0 million compared to $106.7 million at December 31, 1997. The increase was primarily due to a seasonal $12.6 million increase in inventory and $5.2 million increase in net receivables.

The Company's Credit Agreement originally provided for a $100.0 million line of credit facility. During the first quarter ended March 28, 1998, this amount was reduced to $86.9 million, as an Asian bank fell out of the Company's bank syndicate due to a restructuring of the bank's U.S. portfolio. The current revolving credit facility includes a $25.0 million sublimit for letters of credit. At June 28, 1998, the Company had $33.0 million in outstanding borrowings under the revolving credit facility, $0.7 million in outstanding standby letters of credit and $13.7 million in outstanding commercial letters of credit. At June 28, 1998, the Company had $39.5 million available for future borrowings under such facility. The revolving credit facility will expire in December 1999. The Credit Agreement contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of June 28, 1998.

Capital expenditures, net of lease incentives granted, totaled $5.4 million in the six months ended June 28, 1998 as compared to $16.7 million in the six months ended June 29, 1997. The Company anticipates that this lower spending trend will continue for the remainder of 1998, consistent with its plan for reduced expenditures for new store openings and shop-in-shop remodeling and openings. During 1998, the Company is significantly slowing down the roll-out of new retail stores and closing under-performing stores in the United States in order to focus on improving the profitability and efficiency of existing stores.

The Company anticipates that it will be able to satisfy its ongoing cash requirements for the next twelve months for working capital and interest on the Company's Senior Subordinated Notes, primarily with cash flow from operations, supplemented, if necessary, by borrowings under its revolving Credit Agreement.

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

EXCHANGE RATES

The Company receives United States dollars ("USD") for substantially all of its product sales and licensing revenue. Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future. In addition, royalties received from the Company's international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in USD. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company's inventory costs. The Company currently does not engage in hedging activities with respect to such exchange rate risk.

IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components

(revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS 130 does not require a specific financial statement format but requires an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of SFAS 130 effective January 1, 1998. The effect of the adoption was immaterial to the Company's financial position and results of operations for the quarter ended June 28, 1998.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 established standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirement for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets information about the revenue derived from the enterprise's products or services and major customers. SFAS 131 also requires the enterprise report descriptive information about the way the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management believes that the adoption of SFAS 131 will not have a material impact on the Company's financial reporting.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company will adopt SOP 98-1 effective in 1999. The adoption of SOP 98-1 will require the Company to modify its method of accounting for software. Based on the information currently available, the Company does not expect the adoption of SOP 98-1 to have a significant impact on its financial position or results of operations.

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs and retail store openings, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged. Restatement of previously issued financial statements is not permitted. In the fiscal year in which the SOP 98-5 is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. Management believes the adoption of SOP 98-5 will not have a material impact on the Company's financial reporting.

In June 1998, the FASB issued SFAS 133 ("SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. Since the Company does not presently invest in derivatives or engage in hedging activities, SFAS No. 133 will not impact the Company's financial position or results of operations.


ITEM 3.   Quantitative and Qualitative Disclosures About Market Risks.

Not applicable.

                             PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

Litigation

On August 7, 1996, a class action complaint naming the Company and certain of its independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, titled as Brenda Figueroa et. al. v. Guess ?, Inc. et. al. (Case No. BC 155 165). In this case, an uncertified class action, plaintiffs assert claims for violation of state wage and hour laws, wrongful discharge, and breach of contract arising out of the Company's relationship with its independent contractors and actions taken by the Company's independent contractors with respect to the employees of such independent contractors. Plaintiffs also allege that the Company breached its agreement with the United States Department of Labor regarding the monitoring of its independent contractors.

The Union of Needletrades, Industrial & Textile Employees ("UNITE") has filed with the National Labor Relations Board ("NLRB") various charges that the Company is engaging in unfair labor practices within the meaning of the National Labor Relations Act ("NLRA"). These charges include allegations that the Company has unlawfully threatened to move its production outside the United States. This allegation has been dismissed by the Regional Director for Region 21 of the NLRB and such dismissal has been appealed to the NLRB's Office of Appeals.

UNITE has also filed a number of charges alleging that the Company violated the NLRA by filing retaliatory state and federal civil lawsuits. UNITE seeks, among other things, recovery of the fees and costs in defending the civil lawsuits. These lawsuits primarily concern the legality of UNITE's activities against the Company. An administrative hearing on certain of these allegations is scheduled to begin in November, 1998, while the processing of other allegations is being held in abeyance pending developments in the civil lawsuits.

On June 19, 1997, UNITE filed with the NLRB charges that the Company and certain company agents acted in concert with each other to interfere with the employees of certain of the Company's independent contractors in the exercise of such employees' Section 7 rights under the NLRA respecting the enforcement of wage and hour laws. In this case the NLRB has issued a formal complaint regarding the allegations against the Company that it had unlawfully polled and interrogated employees of its independent contractors regarding their union and/or protected concerted activities. The administrative hearing on these allegations is scheduled to begin in October, 1998.

On July 7, 1998, UNITE filed charges against the Company alleging that the Company violated the NLRA by failing to uphold certain obligations under a prior settlement agreement with the NLRB, by denying pro-union employees access to the Company's facilities, by conferring new benefits to employees, by making false accusations against UNITE, by conducting video surveillance of UNITE's offices, and by assisting and organizing an anti-union demonstration. The Company has not yet responded to this case, and the NLRB has not issued a formal complaint.

On February 24, 1998, the Company and Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, were named as defendants in a class action entitled John N. Robinson v. Guess ?, Inc., Maurice Marciano, Paul Marciano and Armand Marciano, case number BC186583, filed in the Los Angeles Superior Court. The complaint (the "Complaint") purports to state a claim under Sections 11,12(2) and 15 of the Securities Act of 1933 for alleged misrepresentations in connection with the Company's initial public offering

(the "IPO") in August 1996. Mr. Robinson purports to represent a class of all purchasers of the Company's stock in the IPO and seeks unspecified damages. A response by the defendants to the complaint is not yet due. While it is too soon to predict the outcome of the case with any certainty, the Company believes it has meritorious defenses to each of the claims asserted and intends to vigorously defend itself.

The Company believes the outcome of one or more of the above cases could have a material adverse effect on the Company's financial condition and results of operations.


ITEM 2.   Changes in Securities

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Stockholders was held on May 18, 1998.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement. Such nominees were elected.

(c) The matters voted upon at the Annual Meeting and the results thereof were as follows:

     I. To elect Class II Directors, each to hold office for a three-year term and until each of their successors are elected and qualified.


                                             FOR            WITHHELD
                                             ---------      --------

          Paul Marciano                      42,363,098      81,625

          Robert Davis                       42,358,248      86,475



     I. To ratify the election of KPMG Peat Marwick LLP as independent certified public accountants for the year ending December 31, 1998.


                    FOR            AGAINST        ABSTAINED
                    ---------      -------        ---------
                    42,407,902      15,440           21,381

ITEM 5.   Other Information

On June 3, 1998, Alice T. Kane was appointed to the Company's Board of Directors. Ms. Kane, age 50, is Executive Vice President of American General Corporation's recently formed investment advisory subsidiary, American General Investment Management, L.P. American General Corporation is one of the nation's largest diversified financial organizations with assets of approximately $98 billion. Prior to joining American General Corporation on June 1, 1998, Ms. Kane served her entire financial services industry career at New York Life Insurance Company where she joined the company in 1972. Up until her departure, she was Executive Vice President and Chief Marketing Officer after serving as Executive Vice President with responsibility for managing the company's asset management division from 1994 to 1997. Ms. Kane was also Chairman of New York Life's MainStay Mutual Funds, and served as General Counsel of New York Life from 1986 to 1995.

On July 20, 1998, Brian L. Fleming was appointed the Company's Executive Vice President and Chief Financial Officer. Mr. Fleming, age 54, was Executive Vice President and Chief Financial Officer of the Santa Anita Companies since November 1997. From May 1994 through November 1997, Mr. Fleming was Executive Vice President and Chief Financial Officer of Santa Anita Realty Enterprises, Inc. ("Realty"), a self-administered real estate investment trust which owned the Santa Anita racetrack, interests in major regional shopping centers and other real estate investments. From August 1996 until Realty's November 1997 merger with Meditrust Corporation, Mr. Fleming also served as President, Chief Executive Officer and a Director of Realty. Prior to May 1994, Mr. Fleming had a 20-year career with Carter Hawley Hale Stores, Inc., a full-line department store company, where he served as Senior Vice President-Accounting and Taxes since 1987.

ITEM 6.   Exhibits and Reports on Form 8-K

a)   Exhibits:


Exhibit
Number                               Description
-------                              -----------
3.1.      Restated Certificate of Incorporation of the Registrant. (1)

3.2.      Bylaws of the Registrant. (1)

4.3.      Specimen stock certificate. (1)

10.32.*   Second Amendment and Consent to the Amended and Restated Revolving
          Credit Agreement by and between Guess ?, Inc. And BankBoston, N.A.,
          F/K/A The First National Bank of Boston, Sanwa Bank California and
          Financial Institutions Party Hereto.

10.33.*   Third Amendment and Consent to the Amended and Restated Revolving Credit
          Agreement by and between Guess ?, Inc. And BankBoston, N.A., F/K/A The
          First National Bank of Boston, Sanwa Bank California and the Financial
          Institutions Party Hereto.

10.34.*   Amendment No. 1 to The Guess?, Inc. Amended and Restated 1996 Non-
          Employee Directors' Stock Option Plan

10.35.*   Employment Agreement dated July 6, 1998 between Guess?, Inc. and
          Brian L. Fleming.

27.1.*    Financial Data Schedule

*         Filed herewith

(1)       Incorporated by reference from the Registration Statement on Form S-1
          (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.

--------------------------------

b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended June 28, 1998.

                                     SIGNATURES

Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GUESS ?, INC.



Date:  August 10, 1998   By:  /s/ MAURICE MARCIANO
                              --------------------------------
                              Maurice Marciano
                              Chairman of the Board, Chief Executive
                              Officer and Director (Principal Executive
                              Officer)


Date:  August 10, 1998   By:  /s/ BRIAN L. FLEMING
                              --------------------------------
                              Brian L. Fleming
                              Executive Vice President and
                              Chief Financial Officer (Principal
                              Financial Officer)