Form 10-Q
period 1998-09-27
GUESS INC ET AL/CA/
filed 1998-11-12
CIK 912463

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

                                      (MARK ONE)

        /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934

                  For the quarterly period ended September 27, 1998

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

                              1444 South Alameda Street
                            Los Angeles, California, 90021
                            ------------------------------
                       (Address of principal executive offices)

                                    (213) 765-3100
                            ------------------------------
                 (Registrant's telephone number, including area code)

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

As of November 11, 1998, the registrant had 42,906,535 shares of Common Stock, $.01 par value, outstanding.

                                    GUESS ?, INC.
                                      FORM 10-Q
                                  TABLE OF CONTENTS

                                                                           Page
                            PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets (Unaudited) -
            as of September 27, 1998 and December 31, 1997 . . . . . . . . . 1

          Condensed Consolidated Statements of Earnings (Unaudited) -
            Three and Nine Months Ended September 27, 1998 and
            September 28, 1997 . . . . . . . . . . . . . . . . . . . . . . . 3

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
            Nine Months Ended September 27, 1998 and September 28, 1997. . . 4

          Notes to Condensed Consolidated Financial Statements (Unaudited) . 6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . . . . 9

Item 3.   Quantitative and Qualitative Disclosures about Market Risks. . . .15



                             PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .16

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . .17

Item 3.   Defaults on Senior Securities. . . . . . . . . . . . . . . . . . .17

Item 4.   Submission of Matters to Vote of Security Holders. . . . . . . . .17

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . .17

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .18

                            GUESS ?, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)
                                     (Unaudited)

                                     ASSETS
                                                                    Sep 27,        Dec 31,
                                                                     1998           1997
                                                                   --------       --------
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .         $4,462         $8,204
  Receivables:
    Trade receivables, net . . . . . . . . . . . . . . . . .         32,367         17,080
    Royalties. . . . . . . . . . . . . . . . . . . . . . . .         13,805         14,663
    Other. . . . . . . . . . . . . . . . . . . . . . . . . .          2,403          6,032
                                                                   --------       --------
                                                                     48,575         37,775
  Inventories. . . . . . . . . . . . . . . . . . . . . . . .        103,706         92,081
  Prepaid taxes. . . . . . . . . . . . . . . . . . . . . . .          4,511         14,705
  Prepaid expenses and other current assets. . . . . . . . .         14,618         14,857
                                                                   --------       --------
      Total current assets . . . . . . . . . . . . . . . . .        175,872        167,622
Property and equipment, at cost, less accumulated
  depreciation and amortization. . . . . . . . . . . . . . .         88,490         98,170
Other assets, at cost, less accumulated amortization . . . .         19,181         22,022
                                                                   --------       --------
                                                                   $283,543       $287,814
                                                                   --------       --------
                                                                   --------       --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of notes payable
   and long-term debt. . . . . . . . . . . . . . . . . . . .        $  -              $217
  Accounts payable . . . . . . . . . . . . . . . . . . . . .         35,331         38,323
  Accrued expenses . . . . . . . . . . . . . . . . . . . . .         17,330         22,314
  Income taxes payable . . . . . . . . . . . . . . . . . . .             98             98
                                                                   --------       --------
      Total current liabilities. . . . . . . . . . . . . . .         52,759         60,952
Notes payable and long-term debt, less current
  installments . . . . . . . . . . . . . . . . . . . . . . .        124,900        141,300
Other liabilities. . . . . . . . . . . . . . . . . . . . . .          9,538         10,232
                                                                   --------       --------
                                                                    187,197        212,484

                            GUESS ?, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)
                                     (Unaudited)


                                                                         Sep 27,        Dec 31,
                                                                          1998           1997
                                                                        --------       --------
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 10,000,000
    shares; no shares issued and outstanding . . . . . . . . . .               -              -
  Common stock, $.01 par value. Authorized 150,000,000
    shares; issued 62,937,327 and 62,928,827 shares;
    outstanding 42,906,535 and 42,898,035 shares at,
    September 27, 1998 and December 31, 1997, respectively,
    including 20,030,792 shares in Treasury. . . . . . . . . . .             137            137
  Additional paid-in capital . . . . . . . . . . . . . . . . . .         158,589        158,589
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .          88,461         67,432
  Accumulated comprehensive income . . . . . . . . . . . . . . .             (65)           (52)
  Treasury stock, 20,030,792 shares repurchased. . . . . . . . .        (150,776)      (150,776)
                                                                        --------       --------
      Net stockholders' equity . . . . . . . . . . . . . . . . .          96,346         75,330
                                                                        --------       --------
                                                                        $283,543       $287,814
                                                                        --------       --------
                                                                        --------       --------

      See accompanying notes to the condensed consolidated financial statements.

                            GUESS ?, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except per share data)
                                     (Unaudited)

                                                           Three Months Ended             Nine Months ended
                                                         -----------------------       -----------------------
                                                          Sep 27,        Sep 28,        Sep 27,        Sep 28,
                                                           1998           1997           1998           1997
                                                         --------       --------       --------       --------
Net revenue:
  Product sales. . . . . . . . . . . . . . . . . .       $118,602       $126,978       $309,102       $357,112
  Net royalties. . . . . . . . . . . . . . . . . .         11,536         15,464         29,872         39,581
                                                         --------       --------       --------       --------
                                                          130,138        142,442        338,974        396,693
Cost of sales. . . . . . . . . . . . . . . . . . .         75,356         78,068        193,505        216,286
                                                         --------       --------       --------       --------
Gross profit . . . . . . . . . . . . . . . . . . .         54,782         64,374        145,469        180,407
Selling, general & administrative. . . . . . . . .         35,424         39,250        100,664        111,676
                                                         --------       --------       --------       --------
      Earnings from operations . . . . . . . . . .         19,358         25,124         44,805         68,731
Non-operating income (expense):
  Interest, net. . . . . . . . . . . . . . . . . .         (3,188)        (3,480)        (9,779)        (9,893)
  Other, net . . . . . . . . . . . . . . . . . . .           (367)            55           (591)           126
                                                         --------       --------       --------        -------
                                                           (3,555)        (3,425)       (10,370)        (9,767)
      Earnings before income taxes and
       cumulative effect of change in
       accounting principle. . . . . . . . . . . .         15,803         21,699         34,435         58,964
Income taxes (note 5). . . . . . . . . . . . . . .          6,164          8,593         13,405         23,278
                                                         --------       --------       --------       --------
Earnings before cumulative effect of
 change in accounting principle. . . . . . . . . .          9,639         13,106         21,030         35,686
Cumulative effect of change in accounting
 for product display fixtures, net of
 income tax expense of $2,707 (note 4) . . . . . .              -              -              -          3,961
                                                         --------       --------       --------       --------
      Net earnings . . . . . . . . . . . . . . . .         $9,639        $13,106        $21,030        $39,647
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
Basic and diluted earnings per share:
------------------------------------
Earnings before cumulative effect of change
 in accounting principle . . . . . . . . . . . . .          $0.22          $0.31          $0.49           0.83
Cumulative effect of change in accounting
 for product display fixtures, net of
 income tax expense of $2,707 (note 4) . . . . . .              -              -              -          $0.09
                                                         --------       --------       --------       --------
 Net earnings - basic and diluted. . . . . . . . .          $0.22          $0.31          $0.49          $0.92
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
Weighted average number of common shares
  outstanding - basic. . . . . . . . . . . . . . .         42,906         42,898         42,904         42,898
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------
Weighted average number of common shares
  outstanding - diluted. . . . . . . . . . . . . .         42,907         42,898         42,905         42,911
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------


      See accompanying notes to the condensed consolidated financial statements.

                            GUESS ?, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (Unaudited)

                                                                           Nine Months Ended
                                                                        -----------------------
                                                                         Sep 27,        Sep 28,
                                                                          1998           1997
                                                                        --------       --------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . .         $21,030        $39,647
  Adjustments to reconcile net earnings to net cash used in
    operating activities:
    Depreciation and amortization of property and equipment. . .          16,993         14,358
    Amortization of goodwill . . . . . . . . . . . . . . . . . .             619            503
    Amortization of deferred royalty income. . . . . . . . . . .               -         (1,352)
    Cumulative effect of change in accounting
       principle (note 4). . . . . . . . . . . . . . . . . . . .               -         (3,961)
    Loss (gain) on disposition of property and equipment . . . .              80           (215)
    Foreign currency translation adjustment. . . . . . . . . . .             (68)           (48)
    Undistributed equity method earnings . . . . . . . . . . . .              19           (126)
    (Increase) decrease in:
      Receivables. . . . . . . . . . . . . . . . . . . . . . . .         (10,800)       (14,368)
      Inventories. . . . . . . . . . . . . . . . . . . . . . . .         (11,625)       (26,374)
      Prepaid expenses and other current assets. . . . . . . . .          10,434         (5,302)
      Other assets . . . . . . . . . . . . . . . . . . . . . . .           1,537           (874)
    Increase (decrease) in:
      Accounts payable . . . . . . . . . . . . . . . . . . . . .          (2,991)         1,653
      Accrued expenses . . . . . . . . . . . . . . . . . . . . .          (4,452)        (6,234)
      Income taxes payable . . . . . . . . . . . . . . . . . . .               -         (6,882)
                                                                        --------       --------
     Net cash provided by (used in) operating activities . . . .          20,776         (9,575)

Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . . . . . . . .          (8,784)       (33,260)
  Proceeds from the disposition of property and equipment. . . .               8          1,253
  Lease incentives granted . . . . . . . . . . . . . . . . . . .             154          1,187
  Acquisition of license . . . . . . . . . . . . . . . . . . . .            (146)        (2,273)
  (Increase) decrease in short-term investments. . . . . . . . .               -          4,401
  (Increase) decrease in long-term investments . . . . . . . . .             812         (1,435)
                                                                        --------       --------
     Net cash used in investing activities . . . . . . . . . . .          (7,956)       (30,127)

Cash flows from financing activities:
  Proceeds from notes payable and long-term debt . . . . . . . .          80,700        126,835
  Repayments of notes payable and long-term debt . . . . . . . .         (97,317)       (89,177)
                                                                        --------       --------
     Net cash provided by (used in) financing activities . . . .         (16,617)        37,658

Effect of exchange rates on cash . . . . . . . . . . . . . . . .              55           (200)
Net decrease in cash . . . . . . . . . . . . . . . . . . . . . .          (3,742)        (2,244)
Cash, beginning of period. . . . . . . . . . . . . . . . . . . .           8,204          8,800
                                                                        --------       --------
Cash, end of period. . . . . . . . . . . . . . . . . . . . . . .          $4,462         $6,556
                                                                        --------       --------
                                                                        --------       --------

                            GUESS ?, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (Unaudited)


                                                               Nine Months Ended
                                                              ------------------
                                                               Sep 27,   Sep 28,
                                                                1998      1997
                                                              --------  --------
Supplemental disclosures:
  Cash paid during the period for:
    Interest ................................................  $14,741   $14,430
    Income taxes ............................................    1,930    33,180

Supplemental disclosure of noncash investing activities:

During the quarter ended March 30, 1997, the Company issued 216,216 shares of common stock with a value of $3.0 million in connection with the acquisition of a license.


      See accompanying notes to the condensed consolidated financial statements.

                            GUESS ?, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  September 27, 1998

(1)  Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

(2)  Summary of Significant Accounting Policies

Earnings Per Share

Basic earnings per share represent net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represent net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the three and nine months ended September 27, 1998 and September 28, 1997, the difference between basic and diluted earnings per share was due to the dilutive impact of options to purchase common stock.

Recently Issued Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS 130 does not require a specific financial statement format but requires an enterprise to display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

The Company adopted SFAS 130 on January 1, 1998. The only difference between "net earnings" and "comprehensive income" is the impact from foreign currency translation adjustments. Accordingly, a reconciliation of comprehensive income for the three and nine months ended September 27, 1998 and September 28, 1997 is as follows (in thousands):

                                            Three Months Ended             Nine Months Ended
                                         ------------------------      ------------------------
                                          Sep 27,        Sep 28,        Sep 27,        Sep 28,
                                           1998           1997           1998           1997
                                         ---------      ---------      ---------      ---------
Net earnings..................              $9,639        $13,106        $21,030        $39,647
Foreign currency
 translation adjustment.......                  71            (14)            68             48
                                         ---------      ---------      ---------      ---------
Comprehensive income..........              $9,710        $13,092        $21,098        $39,695
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------


In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 130"). SFAS 131 established standards for public business enterprises to report information about operating segments in annual financial statements and require those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirement for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets information about the revenue derived from the enterprise's products or services and major customers. SFAS 131 also requires the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management believes the adoption of SFAS 131 will not have a material impact on the Company's financial reporting.

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

In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. Since the Company does not presently invest in derivatives or engage in hedging activities, SFAS No. 133 will not impact the Company's financial position or results of operations.

(3)  Inventories

The components of inventory consist of the following (in thousands):

                                                    Sep 27,        Dec 31,
                                                      1998           1997
                                                   ---------      ---------
Raw materials . . . . . . . . . . . . . . . . .      $11,606        $12,988
Work in progress. . . . . . . . . . . . . . . .       15,281          8,059
Finished goods. . . . . . . . . . . . . . . . .       76,819         71,034
                                                   ---------      ---------
                                                    $103,706        $92,081
                                                   ---------      ---------
                                                   ---------      ---------

(4)  Change in Accounting Principle

Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures are capitalized and depreciated over five years using the straight-line method. In prior years, these costs had been expensed as incurred. The Company believes this method more closely matches the long-term benefit that the product display fixtures provides with the expected future revenue from such fixtures. The cumulative effect of the change in accounting principle, recorded in the first quarter of 1997, is calculated based upon the retroactive effect of applying the new accounting method to prior year fixture acquisitions. The cumulative effect of the change in accounting principle of $4.0 million (after reduction of income tax expense of $2.7 million) is included in earnings for the nine months ended September 28, 1997.

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

Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe," "expect," "anticipate," "optimistic," "intend," "aim," "will" or other similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which refer only as of the date on which they are made. The registrant undertakes no obligation to
update publicly or revise any forward-looking statements.   These statements
involve risks and uncertainties, which may cause the Company's actual results in future periods or plans for future periods to differ materially from what is currently anticipated. Those risks include the timely availability and acceptance of products, the impact of competitive products, the appeal of the Company's new girl's line and other risks detailed from time to time in the Company's SEC reports, including those on Form 10-K for the year ended December 31, 1997.

OVERVIEW

The Company derives its net revenue from the sale of Guess men's, women's and girl's apparel worldwide to wholesale customers and distributors; from the sale of Guess men's, women's and girl's apparel and its licensees' products through the Company's network of retail and factory stores located primarily in the United States; and from net royalties via worldwide licensing activities.

RESULTS OF OPERATIONS

NET REVENUE. Net revenue decreased $12.2 million or 8.6% to $130.2 million in the third quarter ended September 27, 1998 from $142.4 million in the third quarter ended September 28, 1997. Net revenue from wholesale operations decreased $10.3 million or 15.2% to $58.1 million from $68.4 million, due principally to a $9.1 million decline in domestic wholesale net revenue which resulted from increased competition in branded basic denim apparel. Net revenue from retail operations increased $2.0 million or 3.5% to $60.5 million from $58.5 million in the quarter ended September 27, 1998, primarily attributable to increased volume generated by new store openings, partially offset by a 4.0% decrease in comparable store net revenue. The decrease in comparable store net revenue was the result of a 13.2% decrease in comparable factory outlet stores, partially offset by an increase of 3.4% in comparable retail stores. The decrease in comparable factory outlet store net revenue was primarily due to product assortment changes. Net royalties decreased $3.9 million or 25.4% in the quarter ended September 27, 1998 to $11.6 million from $15.5 million in the quarter ended September 28, 1997, primarily the result of the discontinuation of certain licenses that were brought back in-house, the termination of various under-performing licenses as well as the continuing economic turmoil and currency devaluation in Asian markets. Net revenue from international operations comprised 8.0% and 9.1% of the Company's net revenue during the first nine months of 1998 and 1997, respectively.

For the nine months ended September 27, 1998, net revenue decreased $57.7 million or 14.5% to $339.0 million from $396.7 million for the nine months ended September 28, 1997. Net revenue from wholesale operations decreased $45.7 million or 21.9% to $162.8 million from $208.5 million, primarily due to decreases of $27.7 million in domestic wholesale net revenue and $18.0 million in international net revenue. Domestic net revenue declined primarily due to increased competition in branded basic denim apparel, while international wholesale operations decreased primarily due to the sale of Guess? Italia operations in June 1997, which reflects the absence of $15.3 million of net revenue recorded in the prior year. For the nine months ended September 27, 1998, net revenue from retail operations decreased $2.3 million or 1.6% to $146.3 million from $148.6 million in 1997, primarily attributable to a 12.7% decrease in comparable store net revenue, partially offset by increased volume generated by new store openings. The decrease in comparable store net revenue was primarily due to product assortment changes in the company's outlet stores and softening Pacific Rim tourism, which significantly impacted West Coast business. For the nine months ended September 27, 1998, net royalties decreased $9.7 million or 24.5% to $29.9 million from $39.6 million in the nine months ended September 28, 1997, primarily the result of the discontinuation of certain licenses that were brought back in-house, the termination of various under-performing licenses as well as the continuing economic turmoil and currency devaluation in Asian markets. Net revenue from international operations comprised 8.7% and 12.0% of the Company's net revenue during the first nine months of 1998 and 1997, respectively.

GROSS PROFIT. Gross profit decreased 14.9% to $54.8 million in the third quarter ended September 27, 1998 from $64.4 million in the third quarter ended September 28, 1997. The decrease in gross profit resulted from decreased net revenue from product sales and net royalties. Gross profit from product sales decreased 11.6% to $43.2 million in the third quarter ended September 27, 1998 from $48.9 million in the third quarter ended September 28, 1997. Gross margin was 42.1% in the third quarter ended September 27, 1998 compared to 45.2% in the third quarter ended September 28, 1997. Gross margin from product sales for the third quarter ended September 27, 1998 decreased to 36.5% from 38.5% for the third quarter ended September 28, 1997. The decrease in gross margin from product sales was primarily due to a higher percentage of sales to off-price retailers, which generally carry lower gross margin rates.

Gross profit decreased 19.4% to $145.5 million in the nine months ended September 27, 1998 from $180.4 million in the nine months ended September 28, 1997. The decrease in gross profit resulted primarily from decreased net revenue from product sales and net royalties. Gross profit from product sales decreased 17.9% to $115.6 million in the nine months ended September 27, 1998 from $140.8 million in the nine months ended September 28, 1997. Gross margin was 42.9% in the nine months ended September 27, 1998 compared to 45.5% in the nine months ended September 28, 1997. Gross margin from product sales for the nine months ended September 27, 1998 decreased to 37.4% from 39.4% for the nine months ended September 28, 1997. The decline in gross margin from product sales was primarily due to fixed store occupancy costs being spread over a lower comparable store revenue base in the 1998 period.

SG&A EXPENSES. Selling, general and administrative ("SG&A") expenses decreased 9.8% in the third quarter ended September 27, 1998 to $35.4 million, or 27.2% of net revenue, compared to $39.3 million, or 27.6% of net revenue, in the third quarter ended September 28, 1997. SG&A expenses also decreased in the nine months ended September 27, 1998 to $100.7 million, or 29.7% of net revenue, from $111.7 million, or 28.2% of net revenue, in the nine months ended September 28, 1997. The dollar decrease in SG&A expenses was primarily due to cost reduction initiatives implemented in the fourth quarter of 1997 . As a percentage of net revenue, the increase in SG&A expenses in the nine months ended September 27, 1998 was the result of fixed expenses being spread over a lower revenue base in the 1998 period.

EARNINGS FROM OPERATIONS. Earnings from operations decreased 23.0% to $19.4 million, or 14.9% of net revenue, in the third quarter ended September 27, 1998 from $25.1 million, or 17.6% of net revenue, in the third quarter ended

September 28, 1997. Earnings from operations decreased 34.8% to $44.8 million, or 13.2% of net revenue, in the nine months ended September 27, 1998 from $68.7 million, or 17.3% of net revenue, in the nine months ended September 28, 1997. The decrease in earnings from operations was primarily due to lower revenue.

INTEREST EXPENSE, NET. Net interest expense decreased 8.4% to $3.2 million in the third quarter ended September 27, 1998 from $3.5 million in the same period in 1997. The decrease is due to lower outstanding debt partially offset by a higher average effective interest rate in 1998. For the third quarter ended September 27, 1998, the average debt balance was $134.5 million, with an average effective interest rate of 9.1%. For the third quarter ended September 28, 1997, the average debt balance was $156.0 million, with an average effective interest rate of 8.6%. Net interest expense decreased 1.2% to $9.8 million in the nine months ended September 27, 1998 from $9.9 million in the nine months ended September 28, 1997, due to lower outstanding debt in 1998. For the nine months ended September 27, 1998, the average debt balance was $142.1 million, with an average effective interest rate of 8.8%. For the nine months ended September 28, 1997, the average debt balance was $143.2 million, with an average effective interest rate of 8.8%.

INCOME TAXES. The income tax provision for the third quarter ended September 27, 1998 was $6.2 million, or a 39.0% effective tax rate. The income tax provision for the third quarter ended September 28, 1997 was $8.6 million, or a 39.6% effective tax rate. The income tax provision for the nine months ended September 27, 1998 was $13.4 million, or a 38.9% effective tax rate. The income tax provision for the nine months ended September 28, 1997 was $23.3 million, or a 39.5% effective tax rate. The effective tax rates for both years was impacted by certain realized state tax credits and tax planning strategies.

NET EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Net earnings before the net cumulative effect of a change in accounting principle decreased 26.5% to $9.6 million, or 7.4% of net revenue, in the third quarter ended September 27, 1998 from $13.1 million, or 9.2% of net revenue, in the third quarter ended September 28, 1997. Net earnings before the cumulative effect of a change in accounting principle decreased 41.1% to $21.0 million, or 6.2% of net revenue, in the nine months ended September 27, 1998, from $35.7 million, or 9.0% of net revenue, in the nine months ended September 28, 1997.

NET CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures are capitalized and depreciated over five years using the straight-line method. In prior years, these costs had been expensed as incurred. The Company believes this method more closely matches the long-term benefits that the product display fixtures provide with the expected future revenue from such fixtures. The cumulative effect of the change in accounting principle, recorded in the first quarter of 1997, is calculated based upon the retroactive effect of applying the new accounting method to prior year fixture acquisitions. The cumulative effect of the change in accounting principle of $4.0 million (after reduction for income tax expense of $2.7 million) is included in earnings for the nine months ended September 28, 1997.

NET EARNINGS. Net earnings decreased 26.5% to $9.6 million, or 7.4% of net revenue, in the third quarter ended September 27, 1998, from $13.1 million, or 9.2% of net revenue, in the same period in 1997. Net earnings decreased 47.0% to $21.0 million, or 6.2% of net revenue, in the nine months ended September 27, 1998, from $39.6 million, or 10.0% of net revenue, in the nine months ended September 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily on internally generated funds, trade credit and bank borrowings to finance its operations and expansion. At September 27, 1998, the Company had working capital of $123.1 million compared to $106.7 million at December 31, 1997. The increase in working capital was primarily due to a seasonal $11.6 million increase in inventory and $10.8 million increase in net receivables.

The Company's Credit Agreement, as amended, provides for a $100.0 million line of credit facility, which includes a $25.0 million sublimit for letters of credit. At September 27, 1998, the Company had $19.9 million in outstanding borrowings under the revolving credit facility, $1.6 million in outstanding standby letters of credit and $12.2 million in outstanding commercial letters of credit. At September 27, 1998, the Company had $66.3 million available for future borrowings under such facility. The revolving credit facility will expire in December 1999. The Credit Agreement contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of September 27, 1998.

Capital expenditures, net of lease incentives granted, totaled $8.6 million in the nine months ended September 27, 1998 as compared to $32.1 million in the nine months ended September 28, 1997. The Company anticipates that this lower spending trend will continue for the remainder of 1998, consistent with its plan for reduced expenditures for new store openings and shop-in-shop remodeling and openings. During 1998, the Company has significantly slowed the rollout of new retail stores and closed under-performing stores in the United States in order to focus on improving the profitability and efficiency of existing stores.

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

EXCHANGE RATES

The Company receives United States Dollars ("USD") for substantially all of its product sales and licensing revenue. Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for the Company's products may be impacted by fluctuations in exchange rates between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future. In addition, royalties received from the Company's international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in USD. During the last three fiscal years, exchange rate fluctuations have not had a material impact on the Company's inventory costs. The Company currently does not engage in hedging activities with respect to such exchange rate risk.

IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS 130 does not require a specific financial statement format but requires an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of SFAS 130 effective January 1, 1998. The effect of the adoption was immaterial to the Company's financial position and results of operations for the quarter ended September 27, 1998.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 established standards for public business enterprises to report information about operating segments in annual financial statements and require those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirement for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets information about the revenue derived from the enterprise's products or services and major customers. SFAS 131 also requires the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management believes that the adoption of SFAS 131 will not have a material impact on the Company's financial reporting.

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

THE YEAR 2000 PROBLEM

Older computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000.
This is generally referred to as "the Year 2000 problem". This situation could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company is also exposed to the risk that one or more of its suppliers could experience Year 2000 problems impacting the ability of such suppliers to provide goods and services. Though this is not considered a significant risk with respect to the suppliers of goods, due to the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations.

The Company began its Year 2000 readiness assessment and remediation efforts in 1996. The effort was divided into 4 phases: Phase 1: Assessment, Phase 2:
Remediation, Phase 3: Test and Certification and Phase 4: Contingency Plans. Phase 1 and Phase 2 included a review of all hardware and software systems, business functions and trading partners that contain and/or exchange date-sensitive information. Phases 1 and 2 are concluded and the Company estimates that it will complete its Phase 3 Testing and Certification efforts by mid-1999. The costs to change, replace and/or plan for the Year 2000 problem are estimated by the Company to be approximately $3 million. The Company has engaged and will continue to engage external expertise to supplement internal staff.

The Company participates in industry specific committees to assess and understand the readiness of its supply chain and retail trading partners. The Company is in the process of developing it's Phase 4 Contingency Plan and anticipates it will be in place mid-1999. This includes the assessment of all non-IT systems with special focus on their impact to our Retail stores. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


ITEM 3.   Quantitative and Qualitative Disclosures about Market Risks.

None.

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

The Union of Needletrades, Industrial & Textile Employees ("UNITE") has filed with the National Labor Relations Board ("NLRB") various charges that the Company is engaging in unfair labor practices within the meaning of the National Labor Relations Act ("NLRA"). These charges include allegations that the Company has unlawfully threatened to move its production outside the United States. These allegations have been dismissed by the Regional Director for Region 21 of the NLRB and such dismissal has been appealed to the NLRB's Office of Appeals.

On July 7, 1998, UNITE filed charges against the Company alleging that the Company violated the NLRA by failing to uphold certain obligations under a prior settlement agreement with the NLRB, by denying pro-union employees access to the Company's facilities, by conferring new benefits to employees, by making false accusations against UNITE, by conducting video surveillance of UNITE's offices, and by assisting and organizing an anti-union demonstration. The NLRB has not issued a ruling on these charges.

On February 24, 1998, the Company and Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, were named as defendants in a class action entitled John N. Robinson v. Guess ?, Inc., Maurice Marciano, Paul Marciano and Armand Marciano, case number BC186583, filed in the Los Angeles Superior Court. The complaint (the "Complaint") purported to state a claim under Sections 11 12(a)(2) and 15 of the Securities Act of 1933 for alleged misrepresentations in connection with the Company's initial public offering (the "IPO") in August 1996. Mr. Robinson purported to represent a class of all purchasers of the Company's stock in the IPO and sought unspecified damages. Pursuant to an agreement amongst the parties, no response was filed to the Complaint.

On October 1, 1998, Mr. Robinson filed an amended complaint ("The Amended Complaint") naming the same parties as defendants. In the Amended Complaint, Mr. Robinson purports to represent the same class of purchasers of the Company's stock in its August 1996 IPO. As in the original complaint, the Amended Complaint purports to state claims under Sections 11 12(a)(2) and 15 of the Securities Act of 1933 for alleged misrepresentations in connection with the Company's IPO. Under the schedule adopted by the Court, defendants have until December 15, 1998 to respond to the Amended Complaint. While it is too soon to predict the outcome of the case with any certainty, the Company believes that it has meritorious defenses to each of the claims asserted and intends to vigorously defend itself.

On October 26, 1998, Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, (the "Marcianos"), as well as the Company, were named as defendants in a shareholder's derivative complaint entitled John N. Robinson

v. Maurice Marciano, Paul Marciano and Armand Marciano and Guess?, filed in the Los Angeles Superior Court. The complaint (the "Derivative Complaint") purports to state a claim for intentional breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud and abuse of control in connection with the Marcianos' management of the Company since its initial public offering (the "IPO") in August 1996. A response by the defendants to the Derivative Complaint is not yet due. While it is too soon to predict the outcome of the case with any certainty, the defendants believe they have meritorious defenses to each of the claims asserted and intend to vigorously defend themselves.

The Company believes the outcome of one or more of the above cases could have a material adverse effect on the Company's financial condition and results of operations.


ITEM 2.   Changes in Securities

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

None.

ITEM 5.   Other Information

The Securities and Exchange Commission (the "Commission") recently amended certain rules under the Securities Exchange Act of 1934 regarding the use of a company's discretionary proxy voting authority with respect to shareholder proposals submitted to the Company for consideration at the Company's next annual meeting.

Shareholder proposals submitted to the Company outside the processes of Rule 14a-8 (i.e., the procedures for placing a shareholder's proposal in the Company's proxy materials) with respect to the Company's 1999 annual meeting of shareholders will be considered untimely if received by the Company after December 1, 1998. Accordingly, the proxy with respect to the Company's 1999 annual meeting of shareholders will confer discretionary authority to vote on any shareholder proposals received by the Company after December 1, 1998.

ITEM 6.   Exhibits and Reports on Form 8-K

a)   Exhibits:

Exhibit
Number                          Description
-------                         -----------
3.1.      Restated Certificate of Incorporation of the Registrant. (1)

3.2.      Bylaws of the Registrant. (1)

4.3.      Specimen stock certificate. (1)

10.35.*   Fourth Amendment and Consent to the Amended and Restated Revolving
          Credit Agreement by and between Guess ?, Inc. And BankBoston, N.A.,
          F/K/A The First National Bank of Boston, Sanwa Bank California and the
          Financial Institutions Party Hereto.

27.1.*    Financial Data Schedule

*         Filed herewith

(1)       Incorporated by reference from the Registration Statement on Form S-1
          (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.
--------------------------------

b)   Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended September 27, 1998.

                                      SIGNATURES

Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GUESS ?, INC.


Date:  November 11, 1998           By:  /s/ MAURICE MARCIANO
                                        --------------------------------
                                        Maurice Marciano
                                        Chairman of the Board, Chief Executive
                                        Officer and Director (Principal
                                        Executive Officer)


Date:  November 11, 1998           By:  /s/ BRIAN L. FLEMING
                                        --------------------------------
                                        Brian L. Fleming
                                        Executive Vice President and
                                        Chief Financial Officer (Principal
                                        Financial Officer)