Form 10-K405
period 1998-12-31
GUESS INC ET AL/CA/
filed 1999-03-31
CIK 912463

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER 1-11893

                                 GUESS ?, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             95-3679695
        (State or other jurisdiction         (I.R.S. Employer Identification
     of incorporation or organization)                   Number)

                           1444 SOUTH ALAMEDA STREET
                         LOS ANGELES, CALIFORNIA 90021
                                 (213) 765-3100

    (Address, including zip code, and telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE ON WHICH
            TITLE OF EACH CLASS                        REGISTERED
  ----------------------------------------  ---------------------------------
  Common Stock, par value $0.01 per share        New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of February 26, 1999, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $48,703,985.

    As of February 26, 1999, the registrant had 42,911,035 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM DESCRIPTION                                                          PAGE
------------------------------------------------------------------------  ----
                                    PART I
   1 Business............................................................    1
   2 Properties..........................................................   10
   3 Legal Proceedings...................................................   11
   4 Submission of Matters to a Vote of Security Holders.................   13

                                   PART II
   5 Market for Registrant's Common Equity and Related Stockholder
      Matters...........................................................    13
   6 Selected Financial Data.............................................   14
   7 Management's Discussion and Analysis of Financial Condition and
      Results of Operations.............................................    15
  7A Quantitative and Qualitative Disclosures About Market Risks.........   24
   8 Financial Statements and Supplementary Data.........................   24
   9 Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure..............................................    25

                                   PART III
  10 Directors and Executive Officers of the Registrant..................   25
  11 Executive Compensation..............................................   25
  12 Security Ownership of Certain Beneficial Owners and Management......   25
  13 Certain Relationships and Related Transactions......................   25

                                   PART IV
  14 Exhibits, Consolidated Financial Statement Schedules and Reports on
      Form 8-K..........................................................    25

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

GENERAL

    Guess ?, Inc. ("the Company" or "Guess"), founded in 1981 by the Marciano brothers, designs, markets, distributes and licenses one of the world's leading lifestyle collections of casual apparel, accessories and related consumer products. The Company's apparel for men, women and girls is marketed under numerous trademarks including Guess, Guess?, Guess U.S.A., Guess Collection and Guess? and Triangle Design. The lines include full collections of denim and cotton clothing, including jeans, pants, overalls, skirts, dresses, shorts, blouses, shirts, jackets and knitwear. In addition, the Company has granted licenses to manufacture and distribute a broad range of products that complement the Company's apparel lines, including clothing for infants and children, activewear, footwear, eyewear, watches, home products and other fashion accessories. Revenue generated from wholesale and retail operations and from licensing activities, were 45.0%, 47.2% and 7.8%, respectively, of net revenue in 1998. The Company's total net revenue in 1998 was $471.9 million and net earnings were $25.1 million.

BUSINESS STRENGTHS

    The Company believes it possesses a foundation of business strengths necessary for the execution of its business growth strategies. These business strengths include the following:

    BRAND EQUITY. GUESS? believes that its well-developed and highly recognizable brand is one of the Company's most valuable assets. Through its award-winning advertising, under the creative leadership and vision of Paul Marciano, the Company has achieved worldwide recognition of the GUESS? brand name. It has developed the "GUESS? signature image" and "GUESS? lifestyle concept," through the use of its strong and distinctive images, merchandising display themes, logos, and trademarks which are registered in over 160 countries. By retaining control over its advertising and marketing activities from its headquarters in Los Angeles, the Company maintains the integrity, consistency and direction of the GUESS? brand image worldwide, while realizing substantial cost savings when compared to the use of outside advertising agencies.

    PRODUCT DESIGN. The enduring strength of the GUESS? brand name and image is due mainly to the Company's consistent emphasis on innovative and distinctive product designs that stand for exceptional styling and quality. Under the direction of Maurice Marciano, the Company's design function is performed by an in-house staff, which is structured to deliver synergy and consistency in its product offerings and design direction. The apparel industry is highly competitive and subject to rapidly changing consumer preferences and tastes. The GUESS? design team seeks to anticipate, adapt and respond to these changing preferences by aggressively monitoring emerging fashion trends, while retaining the distinctive GUESS? image. Design concepts are inspired by an appreciation of the American lifestyle combined with a European flair.

    ADVERTISING AND MARKETING. All worldwide advertising, marketing activities and promotional materials are controlled from the Company's headquarters in Los Angeles. Guess Jeans, Guess U.S.A. and Guess?, Inc. images have been showcased in dozens of major publications, and outdoor and broadcast media throughout the United States and worldwide. The Company's advertising campaigns promote the GUESS? image and products, with an emphasis on image. The Company's signature black and white print advertisements, as well as color print advertisements, have garnered prestigious awards including Clio, Belding and Mobius awards for creativity and excellence. GUESS? has maintained a high degree of consistency in its advertisements, by using similar themes and images. The Company requires its licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of GUESS? products, respectively, in Company-approved advertising, promotion and marketing.

    LICENSING OPERATIONS. The desirability of the GUESS? brand name among consumers has allowed the Company to selectively expand its product offerings and global markets through licensing arrangements, with minimal capital investment or on-going operating expenses. The Company carefully selects its licensees and maintains strict control over product design, advertising, marketing and distribution of all licensed products in order to maintain consistent global brand equity. The Company currently has 32 licenses that include watches, eyewear, shoes, jewelry and related accessories. The Company has granted licenses for the manufacture and sale of GUESS? branded products in markets which include Europe, Asia, South America, Australia and Africa.

    WHOLESALE DISTRIBUTION. The Company has both domestic and international wholesale distribution channels. Domestic wholesale customers consist primarily of better department stores and select upscale specialty stores, which have the image and merchandising expertise that GUESS? requires for the effective presentation of its products. Leading domestic wholesale customers include Federated Department Stores, Inc., The May Department Stores Company, Dillard's, Inc. and Dayton Hudson Corporation. Through its wholesale distribution channel to larger customers with locations throughout the United States, the Company's products reach a broad geographic market. During 1998, the Company's products were sold directly to consumers from approximately 2,800 retail store locations in the United States. These locations include approximately 1,200 shop-in-shops, an exclusive selling area within a department store that offers a wide array of GUESS? products and incorporates GUESS? signage and fixture designs. These shop-in-shops allow the Company to reinforce the "GUESS? signature image" and "GUESS? lifestyle concept" with its customers. Additionally, via its foreign subsidiaries and network of international distributors, the Company's products are found in major cities throughout Asia, Europe, South America and the Middle East.

    RETAIL DISTRIBUTION. As of December 31, 1998, the Company's domestic retail operations consisted of 84 retail and 48 company outlet stores that were owned and operated directly by the Company. Distribution through the Company's retail stores allows the Company to influence the merchandising and presentation of its products, build brand equity and to test market new product design concepts. The Company further enhances the GUESS? image through its retail network, which creates an upscale and inviting shopping environment. The Company's 84 domestic retail stores carry a full assortment of men's and women's GUESS? merchandise, including most of its licensed products. The Company's 48 domestic company outlet stores are located in outlet malls and strip centers, generally operating outside the shopping radius of the Company's wholesale customers and its own retail stores. These stores sell selected styles of GUESS? apparel and licensed products at a discount to value-conscious customers.

    FINANCIAL STRENGTH. The Company's financial position improved dramatically during 1998, as total debt was reduced by $42.5 million to $99.0 million at year-end. The Company also has a $100.0 million revolving credit facility that was completely paid off by the end of 1998. In addition, at the end of 1998, the

Company had $11.9 million in short-term investments. The Company anticipates it will be able to satisfy its ongoing cash requirements through 1999, including expansion plans, primarily with cash flow from operations, supplemented, if necessary, by borrowings under its revolving credit facility.

BUSINESS GROWTH STRATEGIES

    The Company regularly evaluates and implements initiatives that it believes will build brand equity, grow operations and increase profitability. The following is a summary of these key growth strategies.

    BUILDING BRAND EQUITY. The Company views the value of its brand as a strategic asset and a primary source of sustainable competitive advantage. Elements contributing to brand equity include brand loyalty, name awareness, perceived quality, strong brand images, public relations, publicity, promotional events and trademarks. In order to build long-term brand equity the Company will launch a new marketing campaign in 1999, which will include Internet advertising sponsors and television commercials, strong and consistent images utilized in all media forms, fresh merchandising presentation themes and enhanced point-of-sale materials. This marketing program is designed to convey a uniform style image for the brand, aimed at increasing the desire of the target group to join the GUESS? customer group.

    REPOSITIONING LICENSEE PORTFOLIO. In order to maintain quality and control of the brand, the Company will continue to strategically reposition its licensing portfolio by bringing in-house apparel licenses, where appropriate. Over the past few years, the Company has been encouraged by the results of converting the Women's Knits and Girl's product lines. The Company believes this process creates improved synergy and consistency of its overall apparel product offerings. It also plans to enhance the effectiveness of its existing licensees by continuing to provide design, production, technical and marketing assistance and direction, while pursuing efficiencies of scale through joint sourcing, whenever possible.

    IMPROVED PRODUCT SOURCING. The Company is refocusing its product sourcing strategies to increase efficiencies, reduce costs and improve quality. Commencing in 1998, the Company increased its utilization of lower-cost, offshore "packaged purchases," in which it supplies the product design and fabric selection, and the vendor manufactures and delivers the finished product. On an increasing basis, the Company will seek to strategically align itself with sourcing vendors worldwide, who will take full responsibility for delivering a quality, finished product in a timely manner. The trend towards increasing offshore package purchase production will continue throughout 1999. The Company will continue to use a limited number of local contractors, as it is important to react to last minute trends, as well as respond to rush reorders. By increasing the use of packaged programs, the Company believes it can achieve improved product gross margins, reduce carrying costs of raw materials and improve deliveries and quality.

    EXPAND SHOP-IN-SHOP PROGRAMS. The GUESS? "shop-in-shop" concept is designed to enhance the presence and brand awareness of GUESS? products in department stores. The strategic product presentation, theme-based fixturing, displays, strong and distinctive images and point-of-sale materials in these shops are designed to reinforce and capitalize on the "GUESS? lifestyle" concept in these premium department store locations. These shops also facilitate ease of consumer shopping by featuring a comprehensive presentation of the Company's merchandise. The Company intends to open and/or remodel up to 125 shops during 1999, featuring a fresh shop fixture design concept and presentation theme. The Company intends to open and/or remodel up to an additional 200 shops during 2000.

    RETAIL STORE STRATEGY AND EXPANSION PLANS. The Company's primary retail strategies for achieving greater store profitability are three-fold: aggressively manage inventory, create a team of motivated sales associates and build brand equity. By pro-actively managing our product mix through the aggressive monitoring of sell-through rates, timely product deliveries and earlier disposal of past-season fashion items, the Company believes it can capitalize on emerging trends and that its customers will respond favorably to its "fashion-right" products. The Company is dedicated to improving customer service and creating a more favorable shopping experience for customers by continuing to develop teams of highly motivated and service-oriented sales associates. We plan to accomplish this through sales training, enhanced incentives, and expanded product knowledge.

    The look and feel of GUESS? retail and outlet stores play an important role in building the Company's brand equity. In order to enhance its quality of presentation, the Company plans to remodel approximately 20 stores during 1999. In addition, the Company will continue to enhance its presentation of strong and distinctive visual imagery, themed fixtures and point-of-sale displays. This environment, combined with the synergistic presentation of a wide array of fresh GUESS? and licensee-produced product offerings, including men's, women's, Guess Collection, shoes, eyewear, watches, jewelry and related accessories, showcases the "GUESS? lifestyle" concept in its entirety.

    The Company's retail growth strategy is to increase domestic retail sales and profitability by expanding its network of retail stores and improving the performance of existing stores. In 1998, the Company intentionally slowed the expansion of its retail network until the aforementioned strategies to improve store operations and merchandising produced more favorable results. During 1999, the Company plans to expand its 132 existing store base by opening 10 new stores and improve its operating base by closing underperforming stores. During 2000, the Company plans to resume retail expansion by increasing retail space by up to 20%.

    LEVERAGING THE INTERNET. The Company's latest venture is the development of the GUESS? on-line retail superstore to capitalize on the growth of the Internet and emerging technologies. The new "guess.com" will be rolled out in multiple phases throughout 1999, beginning in the second quarter. The Company has licensed Interworld Corporation's Commerce Exchange solution to power the Web site, which will showcase GUESS? products in an easy-to-navigate, on-line catalog and allow customers to view and purchase its collections of casual apparel and accessories. This virtual store is designed to, among other things, create an additional retail distribution channel, build brand equity, expand market penetration, improve customer service levels and create a fun and entertaining alternative-shopping environment. Later phases of the project are expected to involve business-to-business solutions, which are designed to expand and enhance the Company's domestic wholesale distribution channel, whereby the Company's domestic wholesale customers will be able to place their orders via the Internet. This should reduce operating costs, increase sourcing and distribution efficiencies, and improve customer service.

COMPANY PRODUCTS

    The Company derives its net revenue from three primary sources: the sale of Guess men's, women's and girl's apparel worldwide to wholesale customers and distributors, from the sale of Guess men's, women's and girl's apparel and its licensees' products through the Company's network of retail and factory outlet stores primarily in the United States and net royalties from worldwide licensing activities. The following table sets forth the net revenue of the Company through its channels of distribution.

                                                                        YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                          1998                   1997                   1996
                                                  ---------------------  ---------------------  ---------------------
                                                                            (IN THOUSANDS)
Net Revenue:
Retail operations...............................  $  222,624       47.2% $  215,873       41.9% $  209,828       38.1%
Wholesale operations............................     212,504       45.0     250,040       48.5     288,046       52.2
                                                  ----------  ---------  ----------  ---------  ----------  ---------
  Net revenue from product sales................     435,128       92.2     465,913       90.4     497,874       90.3
Net royalties...................................      36,803        7.8      49,459        9.6      53,288        9.7
                                                  ----------  ---------  ----------  ---------  ----------  ---------
    Total net revenue...........................  $  471,931      100.0% $  515,372      100.0% $  551,162      100.0%
                                                  ----------  ---------  ----------  ---------  ----------  ---------
                                                  ----------  ---------  ----------  ---------  ----------  ---------

    PRODUCTS. The Company's apparel products are organized into three primary categories: men's, women's and girl's apparel. A major portion of the Company's men's, women's and girl's apparel lines consists of basic, recurring styles which the Company believes are less susceptible to fashion obsolescence and are less seasonal in nature than fashion product styles. Basic product styles provide the Company with a base of business that usually carries over from season to season and year to year. Basic products are primarily made of denim and include jeans, skirts, dresses, overalls and shorts in a variety of fits, washes and styles. To take advantage of contemporary trends, the Company complements its basic styles with more fashion-oriented items. Fashion products range in style from contemporary sportswear to casual apparel and include colored denim items, pants, shirts, jackets and knitwear made of a variety of materials including fine cotton, man-made fabric and leather. A limited number of best-selling fashion items in a collection may be included in one or more subsequent collections, and a select few may be added to the Company's basic styles.

    The Company's line of women's apparel also includes the Guess Collection product line, a collection of women's skirts, tops, jackets, blazers and blouses incorporating a sophisticated combination of colors and styles. These products are currently sold virtually exclusively through the Company-owned and - operated retail stores and are primarily designed to appeal to the contemporary segment of the apparel market.

    LICENSED PRODUCTS. The high level of desirability of the Guess brand name among consumers has allowed the Company to selectively expand its product offerings and distribution channels worldwide through licensing arrangements. The Company currently has 32 licenses. Worldwide sales of licensed products (as reported to the Company by its licensees) were approximately $577 million in 1998. The Company's net royalties from such sales, including fees from new licensees, were $36.8 million in 1998. Approximately 50% of the Company's gross royalties were derived from its top four licensed product lines in 1998.

DESIGN

    Under the direction of Maurice Marciano, Guess garments are designed by an in-house staff of four design teams (men's, women's, girl's and Guess Collection) located in Los Angeles, California. Guess design teams travel throughout the world in order to monitor fashion trends and discover new fabrics. Fabric shows in Europe, Asia and the United States provide additional opportunities to discover and sample new fabrics. These fabrics, together with the trends uncovered by the Company's designers, serve as the primary source of inspiration for the Company's lines and collections. The Company also maintains a fashion library consisting of antique and contemporary garments as an additional source of creative concepts. In addition, design teams regularly meet with members of the sales, merchandising and retail operations to further refine the Company's products in order to meet the particular needs of the Company's markets.

DOMESTIC WHOLESALE CUSTOMERS

    The Company's domestic wholesale customers consist primarily of better department stores and select upscale specialty stores, which have the image and merchandising expertise that Guess requires for the effective presentation of its products. Leading wholesale customers include Federated Department Stores, Inc., The May Department Stores Company and Dillard's, Inc., among others. During 1998, the Company sold its products directly to approximately 2,800 retail doors within the United States.

    A key element of the Company's merchandising strategy is the shop-in-shop merchandising format, an exclusive selling area within a department store that presents a full array of Guess products using Guess signage and fixture designs. At December 31, 1998, there were approximately 1,200 shop-in-shops (excluding shop-in-shops installed by licensees and distributors) that feature Guess products (other than the Guess Collection and Girls). The Company intends to add or remodel approximately 125 shop-in-shops by the end of 1999.

    Sales representatives are located in the Company's showrooms in New York, Los Angeles, Dallas, Chicago, Italy and Hong Kong. They coordinate with customers the inventory level and product mix that should be carried in each store to maximize retail sell-through and enhance the customers' profit margins. Such inventory level and product mix are then used as the basis for developing sales projections and product needs for each wholesale customer and scheduling production. Additionally, the Company employs merchandise coordinators, who work with the store to ensure that the Company's products are appropriately displayed.

    Certain of the Company's domestic wholesale customers, including some under common ownership, have accounted for significant portions of the Company's net revenue. During 1998, Bloomingdale's, Macy's and other affiliated stores owned by Federated Department Stores, Inc. together accounted for approximately 9.5% of the Company's net revenue. During the same period, Dillard's, Inc. and The May Department Stores Company accounted for approximately 5.6% and 4.8% of the Company's net revenue, respectively.

DOMESTIC RETAIL OPERATIONS

    At December 31, 1998, the Company's domestic retail operations consisted of 84 retail and 48 factory outlet stores owned and operated directly by Guess in the United States, which principally sell Guess label products. Guess retail stores outside the United States, with the exception of the Company-owned and - operated store in Florence, Italy, are owned and operated by the Company's distributors and licensees. See "International Business". Since the beginning of 1994 through December 31, 1998, the Company has opened a total of 63 retail stores and 16 factory outlet store and has closed 15 retail and 15 factory outlet stores. The percentage of net revenue generated by the retail network has increased from 27.2% to 51.2% of the Company's net revenue from product sales from 1994 through 1998.

    RETAIL STORES. The Company's 84 domestic retail stores range in size from approximately 2,000 to 10,000 square feet. The Company's retail stores carry a full assortment of men's and women's Guess merchandise, including most of its licensed products. During 1998, the Company opened one retail store and closed two retail stores. The Company plans to open up to seven retail stores during 1999. The planned slow-down in the roll-out of new retail stores during 1998 and 1999 is primarily due to the Company's desire to continue focusing its efforts on improving the profitability and efficiency of existing stores.

    FACTORY OUTLET STORES. The Company's 48 domestic factory outlet stores range in size from approximately 3,500 to 8,900 square feet and are located in outlet malls and strip centers generally operating outside the shopping radius of the Company's wholesale customers and its retail stores. These stores sell selected styles of Guess apparel and licensed products at a discount to value-conscious customers. During 1998, the Company opened two and closed three factory stores. The Company plans to open up to three and close three factory outlet stores in 1999.

INTERNATIONAL BUSINESS

    Guess derives net revenue and earnings outside the United States from two principal sources: (i) sales of Guess brand apparel directly to 17 foreign distributors who distribute such apparel to better department stores, upscale specialty retail stores and Guess-licensed retail stores operated by Guess distributors or licensees and (ii) royalties from licensees who manufacture and distribute Guess brand products outside the United States.

    The Company sells products through distributors and licensees throughout Asia, South America, Europe, South Africa, Australia and the Middle East.

    At December 31, 1998, 257 Guess retail and outlet stores were owned and operated internationally by licensees and distributors. The Company's retail store license agreements generally provide detailed guidelines for store fixtures, merchandising and marketing programs. The appearance, merchandising and service standards of these stores are closely monitored to ensure the Guess image is maintained. The Company has been advised by its distributors and licensees that they plan to open a net of 15 new stores in 1999. Guess also owns and operates a flagship Guess retail store located in Florence, Italy.

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

    In addition to the retail stores operated outside of the United States as mentioned above in the "International Business" section, Guess licensees operate 27 retail and outlet stores in the United States.

ADVERTISING AND MARKETING

    The Company's advertising, public relations and marketing strategy is to promote a consistent high impact image which endures regardless of changing consumer trends. Since the Company's inception, Paul Marciano has had principal responsibility for the Guess brand image and creative vision. All worldwide advertising and promotional material is controlled through the Company's Advertising Department based in Los Angeles. Guess Jeans, Guess U.S.A. and Guess Inc. images have been showcased in dozens of major publications, and outdoor and broadcast media throughout the United States and the world.

    The Company's advertising strategy promotes the Guess image and products, with an emphasis on image. The Company's signature black and white print advertisements, as well as color print advertisements, have garnered prestigious awards, including Clio, Belding and Mobius awards for creativity and excellence. Such awards, which the Company has received on numerous occasions, are generally awarded based on the judgment of prominent members of the advertising industry. Guess has maintained a high degree of consistency in its advertisements, using similar themes and images. The Company requires its licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of Guess products, respectively, in approved advertising, promotion and marketing.

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

SOURCING AND PRODUCT DEVELOPMENT

    The Company sources products through numerous suppliers, many of whom have established relationships with the Company. The Company seeks to achieve the most efficient means for timely delivery of its high quality products. The Company's fabric specialists work with fabric mills in the United States, Europe and Asia to develop woven and knitted fabrics that enhance the products' comfort, design and appearance. For a substantial portion of the Company's apparel products, production planning takes place generally four to five months prior to the corresponding selling season. Delivery of certain basic products are generally accomplished through the Company's Quick Response EDI (Electronic Data Interchange) replenishment system which ensures shipment of such products generally within 48 hours of receipt of customer orders.

    The Company does not own any production equipment other than cutting machinery. The Company engages in global sourcing for its production. In order to remain competitive, in recent years, Guess has increasingly been sourcing its finished products globally. The Company now sources a majority of its finished products from third-party suppliers located outside the United States. The majority of these finished products are acquired as package purchases where the Company supplies the design and fabric selection and the vendor supplies the finished product. Although the Company has long-term relationships with many of its vendors, it does not have long-term written agreements with them. The production and sourcing staffs in Los Angeles oversee aspects of apparel manufacturing, quality control and production, as well as research and develop new sources of supply.

    The Company's products use a variety of raw materials, principally consisting of woven denim, woven cotton and knitted fabrics and yarns. Historically, the Company has had to make commitments for a significant portion of its fabric well in advance of sales. By increasing the use of packaged purchases, the Company is able to reduce its raw materials inventory. As the Company transitions to sourcing substantially all of its finished products through packaged purchases, it expects to sell existing raw materials to certain of its package purchase vendors. This transitional raw materials sell-off period is expected to last through the first half of 1999. Thereafter, the Company's package purchases providers would purchase raw materials directly from vendors. Accordingly, the Company's risk of fabric obsolescence will be reduced due to the declining levels of raw materials inventory.

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

The Company believes that its policy of inspecting its products at its distribution centers and at the vendors' facilities is important in maintaining the quality and reputation of its products.

WAREHOUSE AND DISTRIBUTION CENTERS

    The Company utilizes distribution centers at three strategically located sites. Distribution of the Company's products in the United States is centralized in the Los Angeles, California facility which is leased from a related party and operated by the Company. The Company also holds a 10% ownership interest in a licensee which operates a distribution center in Florence and services Europe. Additionally, the Company utilizes a contract warehouse in Hong Kong which services the Pacific Rim.

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

TRADEMARKS

    The Company owns numerous trademarks, including Guess?, Guess, Guess? and Triangle Design, Baby Guess, Guess Kids, Guess U.S.A. and Guess Collection. At December 31, 1998, the Company had more than 2,700 U.S. and international registered trademarks or trademark applications pending with the trademark offices of the United States and in over 165 countries around the world. From time to time, the Company adopts new trademarks in connection with the marketing of new product lines. The Company considers its trademarks to have significant value in the marketing of its products and acts aggressively to register and protect its trademarks worldwide.

    Like many well-known brands, the Company's trademarks are subject to infringement. Guess has a staff devoted to the monitoring and aggressive protection of its trademarks worldwide.

WHOLESALE BACKLOG

    The Company maintains a model stock program in its basic denim products which allows Guess to generally replenish a customer's inventory within 48 hours. Guess generally receives orders for its fashion apparel 90 to 120 days prior to the time the products are delivered to stores. At February 28, 1999, the

Company had unfilled wholesale orders, consisting primarily of orders for fashion apparel, of approximately $93.9 million, compared to $76.7 million for such orders at March 1, 1998. Guess expects to fill substantially all of these orders in 1999. The backlog of wholesale orders at any given time is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

EMPLOYEES

    Guess believes that its employees ("associates") are one of its most valuable resources. At December 31, 1998, there were approximately 3,200 associates. Associates include approximately 900 and 2,300 in wholesale operations and retail operations, respectively.

    Guess is not a party to any labor agreements and none of its associates are represented by labor unions. The Company considers its relationship with its associates to be good. However, the Company is currently the target of a corporate campaign by the Union of Needletrades Industrial and Textile Employees ("UNITE"), whose campaign is intended, in part, to organize a portion of the Company's manufacturing employees. In addition, the Company was among the first in the apparel industry to implement a program to monitor the compliance of subcontractors with Federal minimum wage and overtime pay requirements. See "Item 3. Legal Proceedings."

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

ITEM 2.  PROPERTIES

    Certain information concerning Guess's principal facilities, all of which are leased, is set forth below:

                                                                                                      APPROXIMATE
                                                                                                        AREA IN
           LOCATION                                              USE                                  SQUARE FEET
-------------------------------  -------------------------------------------------------------------  ------------
1444 South Alameda Street        Principal executive and administrative offices, design facilities,       565,000
Los Angeles, California          sales offices, distribution and warehouse facilities, production control, and sourcing

1385 Broadway                    Administrative offices, public relations, and showrooms                   30,000
New York, New York

Kowloon, Hong Kong               Distribution and licensing coordination control                            3,000

Florence, Italy                  Administrative office and retail store                                     4,100

    The Company's corporate, wholesale and retail headquarters and its production, warehousing and distribution facilities are located in Los Angeles, California and consist of seven adjacent buildings and one remote storage facility, totaling approximately 565,000 square feet. Certain of these facilities are leased from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano, Paul Marciano and Armand Marciano and their families (the "Principal Stockholders") pursuant to leases that expire in July 2008. The total lease payments to these limited partnerships are $236,000 per month with aggregate minimum lease commitments to these partnerships at December 31, 1998 totaling approximately $25.3 million. See "Item 13. Certain Relationships and Related Transactions."

    Guess leases its showrooms, advertising, licensing, sales and merchandising offices, remote warehousing facility and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through May 2012. These facilities are located principally in the United States, with aggregate minimum lease commitments, at December 31, 1998, totaling approximately $192.6 million.

    As of December 31, 1998, the terms of the Company's store leases, excluding renewal options, expire as follows:

YEARS LEASE TERMS EXPIRE                                                        NUMBER OF STORES
----------------------------------------------------------------------------  ---------------------
1999-2001...................................................................               20
2002-2004...................................................................               49
2005-2007...................................................................               58
2008-2010...................................................................                4
Thereafter..................................................................                1

    Guess believes that its existing facilities are well maintained, in good operating condition and are adequate to support its present level of operations. See Notes 8 and 9 of Notes to Consolidated Financial Statements for further information regarding current lease obligations.

ITEM 3.  LEGAL PROCEEDINGS

    On August 7, 1996, a class action complaint naming the Company and certain of its independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, titled as Brenda Figueroa et. al. v. Guess ?, Inc. et. al. (Case No. BC 155 165). In this case, an alleged class action, plaintiffs assert claims for violation of state wage and hour laws, wrongful discharge, and breach of contract arising out of the Company's relationship with its independent contractors and actions taken by the Company's independent contractors with respect to the employees of such independent contractors. Plaintiffs also allege that the Company breached its agreement with the United States Department of Labor regarding the monitoring of its independent contractors. The Court has held two hearings on certifying the alleged class. While the Court has not announced a final ruling, the Court has indicated it likely will at least certify a class of plaintiffs who allege wrongful termination claims.

    The Union of Needletrades, Industrial and Textile Employees ("UNITE") has filed with the National Labor Relations Board ("NLRB") various charges that the Company is engaging in unfair labor practices within the meaning of the National Labor Relations Act ("NLRA"). These charges include allegations that the Company has unlawfully threatened to move its production outside the United States. These allegations have been dismissed by the Regional Director for Region 21 of the NLRB, and the NLRB has rejected UNITE's appeal of the dismissal.

    On July 7, 1998, UNITE filed charges against the Company alleging that the Company violated the NLRA by failing to uphold certain obligations under a prior settlement agreement with the NLRB, by denying pro-union employees access to the Company's facilities, by conferring new benefits to employees, by making false accusations against UNITE, by conducting video surveillance of UNITE's offices, and by assisting and organizing an anti-union demonstration. The NLRB has not issued a ruling on these charges. These allegations have been dismissed by the Regional Director for Region 21 of the NLRB.

    On February 24, 1998, the Company and Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, were named as defendants in a class action entitled John N. Robinson v. Guess ?, Inc.,

Maurice Marciano, Paul Marciano and Armand Marciano, Case No. BC186583, filed in the Los Angeles Superior Court. The complaint (the "Complaint") purported to state a claim under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 for alleged misrepresentations in connection with the Company's initial public offering (the "IPO") in August 1996. Mr. Robinson purported to represent a class of all purchasers of the Company's stock in the IPO and sought unspecified damages.

    On October 1, 1998, Mr. Robinson filed an amended complaint ("The Amended Complaint") naming the same parties as defendants. In the Amended Complaint, Mr. Robinson purports to represent the same class of purchasers of the Company's stock in its IPO. As in the original complaint, the Amended Complaint purports to state claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 for alleged misrepresentations in connection with the Company's IPO. On December 15, 1998, the Company filed a Demurrer and Motion to Strike the Amended Complaint. While it is too soon to predict the outcome of the case with any certainty, the Company believes that it has meritorious defenses to each of the claims asserted and intends to vigorously defend itself.

    On October 26, 1998, Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, (the "Marcianos"), as well as the Company, were named as defendants in a shareholder's derivative complaint entitled John N. Robinson v. Maurice Marciano, Paul Marciano and Armand Marciano and Guess?, filed in the Los Angeles Superior Court. The complaint (the "Derivative Complaint") purports to state a claim for intentional breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud and abuse of control in connection with the Marcianos' management of the Company since its IPO. On January 11, 1999, the Marcianos filed a Demurrer and Motion to Strike the Derivative Complaint. The Company joined in the Demurrer and the Motion to Strike, both of which are set for hearing on March 25, 1999. While it is too soon to predict the outcome of the case with any certainty, the defendants believe they have meritorious defenses to each of the claims asserted and intend to vigorously defend themselves.

    The Company believes the outcome of one or more of the above cases could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Registrant's Annual Meeting of Stockholders ("Annual Meeting") was held on May 18, 1998.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the management's nominee as listed in the proxy statement. The nominees were elected.

(c) The results of the matters voted at the Annual Meeting were as follows:

    (1) To elect the Class II Directors, each to serve as such until the 2001 Annual Meeting of Stockholders and until each of their successors are elected and qualified.

                                                                   FOR        AGAINST      ABSTAIN
                                                               ------------  ---------  -------------
Paul Marciano................................................    42,363,098     81,625            0
Robert Davis.................................................    42,358,248     86,475            0

    (2) To ratify the selection of KPMG LLP to serve as independent certified public accountants for the year ended December 31, 1998.

    FOR        AGAINST    ABSTAIN
------------  ---------  ---------
42,407,902       15,440     21,381

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

                                                    HIGH      LOW
                                                   -------  -------
YEAR ENDING DECEMBER 31, 1997
First Quarter 1997................................  14 5/8   10 1/4
Second Quarter 1997...............................  13 3/8   10 1/8
Third Quarter 1997................................  10 1/4    8 3/4
Fourth Quarter 1997...............................   9 3/4    6 3/8

YEAR ENDING DECEMBER 31, 1998
First Quarter 1998................................   8        5 3/16
Second Quarter 1998...............................   7 3/16   4
Third Quarter 1998................................   5        3 3/4
Fourth Quarter 1998...............................   7 1/8    3 5/8

YEAR ENDING DECEMBER 31, 1999
First Quarter through February 26, 1999...........   8 1/2    5 1/16

    On February 26, 1999, the closing sales price per share of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape, was
6 7/8. On February 26, 1999, there were 195 holders of record of the Company's Common Stock.

DIVIDEND POLICY

    The Company intends to use its cash flow from operations in 1999 principally to finance the expansion and remodel of its retail stores, shop-in-shop programs and operations. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The agreement governing the Company's revolving credit facility and the indenture pursuant to which the Senior Subordinated Notes were issued restrict the payment of dividends by the Company.

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

                                                                        YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Net revenue..........................................  $  471,931  $  515,372  $  551,162  $  486,733  $  547,812
Earnings from operations.............................      57,046      70,646      98,095      82,928     117,807
Net earnings.........................................      25,111      37,511      66,741      63,919      97,641

SUPPLEMENTAL STATEMENT OF EARNINGS DATA (1)
Earnings before income taxes and change in accounting
  principle (2)......................................  $   43,291  $   54,887  $   82,567  $   66,814  $  101,181
Income taxes.........................................      18,180      21,337      33,241      26,726      40,472
Net earnings.........................................      25,111      37,511      49,326      40,088      60,709

Basic and diluted earnings per share (3).............  $     0.59  $     0.87  $     1.18  $     0.96
Weighted number of shares outstanding -- basic (3)...      42,904      42,898      41,906      41,675
Weighted number of shares outstanding -- diluted
  (3)................................................      42,919      42,902      41,908      41,675

                                                                              DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
Working capital......................................  $  101,310  $  106,670  $   76,821  $   57,572  $   83,127
Total assets.........................................     263,772     287,814     239,306     202,635     207,696
Notes payable and long-term debt.....................      99,000     141,517     127,316     123,335     156,495
Net stockholders' equity.............................     100,409      75,330      34,928      10,997         373

------------------------

(1) Reflects pro forma adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation. Prior to the Company's IPO in August 1996, the Company had elected to be taxed as an S corporation for Federal income tax purposes. In certain states, the Company was taxed as an S corporation; in other states, the Company was taxed as a C corporation. Effective January 1, 1991, the Company elected to be treated as an S corporation for

    California tax purposes. As a result of the Company's IPO, all S corporation elections were terminated.

(2) Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures are capitalized and amortized over five years using the straight-line method. In prior years, these costs had been expensed as incurred. The Company believes that this new method will more closely match the long-term benefit that the product display fixtures provide with the expected future revenue from such fixtures. The cumulative effect of the change in accounting principle, recorded in the first quarter of 1997, is calculated based upon the retroactive effect of applying the new accounting method to prior year fixture acquisitions. The cumulative effect of the change in accounting principle of $4.0 million (after reduction for income tax expense of $2.7 million) is included in earnings for the year ended December 31, 1997. Excluding the cumulative effect of the change in accounting principle, the effect of the change during 1997 was to increase net earnings by approximately $6.2 million or $0.14 per share.

(3) 1996 reflects (i) 32,681,819 shares of Common Stock outstanding prior to the IPO and the assumed issuance of 8,730,000 shares of Common Stock at the IPO ($18.00 per share) to generate sufficient cash to pay a distribution of retained earnings to its then existing stockholders as part of the termination of its S corporation status in an amount equal to retained earnings as of the IPO date and (ii) an average of 42,682,000 shares outstanding subsequent to the IPO, representing the actual shares outstanding. For further information pertaining to the calculation of net earnings per share, see note 1 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    The Company derives its net revenue from the sale of Guess men's, women's and girl's apparel worldwide to wholesale customers and distributors, from the sale of Guess men's, women's and girl's apparel and its licensees' products through the Company's network of retail and factory outlet stores primarily in the United States and from net royalties from worldwide licensing activities.

ACTUAL AND PRO FORMA RESULTS OF OPERATIONS

    The following table sets forth actual operating results for the 1998 and 1997 periods and pro forma operating results for the 1996 period. Pro forma operating results reflect adjustments to the 1996 historical operating results for (i) the elimination of salaries and bonuses paid to Maurice, Paul and Armand Marciano ("Principal Executive Officers") in excess of an aggregate of $4.9 million per year (the estimated aggregate salaries and bonuses to be paid to the Principal Executive Officers under their respective employment agreements which became effective concurrently with the consummation of the IPO), resulting in a decrease in compensation expense of $3.5 million; (ii) the decrease in depreciation and operating costs of $1.2 million, associated with an aircraft owned by the Company, which was sold in contemplation of the IPO; (iii) the elimination of the minority interest in Guess Europe, B.V. ("GEBV") and Guess? Italia, S.r.l. ("Guess? Italia") through the merger of Marciano International, Inc. ("Marciano International") with and into the Company in connection with the IPO, resulting in the inclusion in net earnings of $323,000, which amounts had previously been recorded as minority interest; and

(iv) adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation throughout the periods presented.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                 1998        1997        1996
                                                                              ----------  ----------  -----------
                                                                                        (IN THOUSANDS)(PRO FORMA)
Net revenue:
  Product sales.............................................................  $  435,128  $  465,913   $ 497,874
  Net royalties.............................................................      36,803      49,459      53,288
                                                                              ----------  ----------  -----------
    Total net revenue.......................................................     471,931     515,372     551,162
Cost of sales...............................................................     272,079     288,408     298,631
                                                                              ----------  ----------  -----------
Gross profit................................................................     199,852     226,964     252,531
Selling, general and administrative expenses................................     142,806     156,318     146,186
                                                                              ----------  ----------  -----------
  Earnings from operations before reorganization charge.....................      57,046      70,646     106,345
Reorganization charge.......................................................          --          --       3,559
                                                                              ----------  ----------  -----------
  Earnings from operations..................................................      57,046      70,646     102,786

Other income (expense):
  Interest expense, net.....................................................     (12,892)    (13,718)    (14,539)
  Other income (expense), net...............................................        (863)     (2,041)       (666)
                                                                              ----------  ----------  -----------
                                                                                 (13,755)    (15,759)    (15,205)
  Earnings before income taxes and cumulative effect of change in accounting
    principle...............................................................      43,291      54,887      87,581
Income taxes................................................................      18,180      21,337      35,257
                                                                              ----------  ----------  -----------
Earnings before cumulative effect of change in accounting principle.........      25,111      33,550      52,324
Cumulative effect of change in accounting for product display fixtures, net
  of income taxes of $2,707.................................................          --       3,961          --
                                                                              ----------  ----------  -----------
  Net earnings..............................................................  $   25,111  $   37,511   $  52,324
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------

    The following table sets forth actual operating results for the 1998 and 1997 periods and pro forma operating results for the 1996 period as a percentage of net revenue.

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                      -----------------------------------
                                                                                        1998       1997
                                                                                      ---------  ---------      1996
                                                                                                            -------------
                                                                                                             (PRO FORMA)
Net revenue:
  Product sales.....................................................................       92.2%      90.4%        90.3%
  Net royalties.....................................................................        7.8        9.6          9.7
                                                                                      ---------  ---------        -----
    Total net revenue...............................................................      100.0      100.0        100.0
Cost of sales.......................................................................       57.7       56.0         54.2
                                                                                      ---------  ---------        -----
Gross profit........................................................................       42.3       44.0         45.8
Selling, general and administrative expenses........................................       30.3       30.3         26.5
                                                                                      ---------  ---------        -----
  Earnings from operations before reorganization charge.............................       12.1       13.7         19.3
Reorganization charge...............................................................         --         --          0.7
                                                                                      ---------  ---------        -----
  Earnings from operations..........................................................       12.1       13.7         18.6

Other income (expense):
  Interest expense, net.............................................................       (2.7)      (2.7)        (2.6)
  Other income (expense), net.......................................................       (0.2)      (0.4)        (0.1)
                                                                                      ---------  ---------        -----
                                                                                           (2.9)      (3.1)        (2.7)
  Earnings before income taxes and cumulative effect of change in accounting
    principle.......................................................................        9.2       10.6         15.9
Income taxes........................................................................        3.9        4.1          6.4
                                                                                      ---------  ---------        -----
  Earnings before cumulative effect of change in accounting principle...............        5.3        6.5          9.5
  Cumulative effect of change in accounting for product display fixtures, net of
    income taxes of $2,707).........................................................         --        0.8           --
                                                                                      ---------  ---------        -----
Net earnings........................................................................        5.3%       7.3%         9.5%
                                                                                      ---------  ---------        -----
                                                                                      ---------  ---------        -----

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

    NET REVENUE. Net revenue decreased $43.5 million or 8.4% to $471.9 million in the year ended December 31, 1998 from $515.4 million in the year ended December 31, 1997. Net revenue from wholesale operations decreased $37.5 million or 15.0% to $212.5 million from $250.0 million. Domestic and international wholesale operations net revenue decreased by $18.2 million and $19.3 million, respectively. The Company's domestic wholesale net revenue declined primarily as a result of increased competition in branded basic denim apparel. International wholesale operations decreased due primarily to the sale of the Guess? Italia wholesale operations in June 1997, which had contributed $13.5 million during the first five months of the prior year, as well as soft performance in Asian and South American markets. Net revenue from retail operations increased $6.7 million or 3.1% to $222.6 million from $215.9 million, from volume generated by new store openings, partially offset by a 5.6% decrease in comparable store net revenue. The decrease in comparable store net revenue was primarily due to product assortment changes in the Company's outlet stores and softening Pacific Rim tourism, which significantly impacted West Coast business during the first half of the year. During the second half of the year, full-priced stores experienced positive comparable store net revenue, primarily due to improved merchandising and store operational initiatives implemented by a new retail management team. Net royalties decreased $12.7 million or 25.6% in the year ended December 31, 1998 to $36.8 million from $49.5 million in the year ended December 31, 1997. The decline in net royalties was primarily the result of the termination of various under-performing licenses, discontinuation of certain licenses that were brought back in-house, continuing economic turmoil and currency devaluation in Asian markets and the financial difficulty of a domestic licensee. Net revenue from international operations comprised 8.0% and 11.5% of the Company's net revenue during 1998 and 1997, respectively.

    GROSS PROFIT. Gross profit decreased 11.9% to $199.9 million in the year ended December 31, 1998 from $227.0 million in the year ended December 31, 1997. The decline in gross profit resulted from lower net royalties, as well as decreased net revenue from product sales. Gross profit from product sales decreased 8.1% to $163.0 million in the year ended December 31, 1998 from $177.5 million in the year ended December 31, 1997. Gross margin decreased to 42.3% in the year ended December 31, 1998 as compared to 44.0% in the year ended December 31, 1997. Gross margin from product sales decreased to 37.5% in the year ended December 31, 1998 compared to 38.1% in the year ended December 31, 1997. The decrease in gross margin from product sales was primarily the result of fixed store occupancy costs being spread over a lower comparable store revenue base, partially offset by a favorable mix in retail net revenue (which generally carries a higher gross margin rate) and lower wholesale markdowns and allowances.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased 8.6% in the year ended December 31, 1998 to $142.8 million, or 30.3% of net revenue, from $156.3 million, or 30.3% of net revenue, in the year ended December 31, 1997. The dollar decrease in SG&A expenses was primarily due to cost reduction initiatives implemented in the fourth quarter of 1997.

    EARNINGS FROM OPERATIONS. Earnings from operations decreased 19.3% to $57.0 million, or 12.1% of net revenue, for the year ended December 31, 1998 from $70.6 million, or 13.7% of net revenue, for the year ended December 31, 1997. The decrease in earnings from operations was primarily due to lower revenue.

    INTEREST EXPENSE, NET. Net interest expense decreased 6.0% to $12.9 million in the year ended December 31, 1998 from $13.7 million in the year ended December 31, 1997. This decrease resulted primarily from lower outstanding average debt, partially offset by a slightly higher average effective interest rate. For the year ended December 31, 1998, the average debt balance was $135.5 million, with an average effective interest rate of 9.0%. For the year ended December 31, 1997, the average debt balance was $148.4 million, with an average effective interest rate of 8.8%.

    OTHER EXPENSES. Other non-operating expenses were $0.9 million in the year ended December 31, 1998 as compared to $2.0 million in the year ended December 31, 1997. The decrease was primarily due to a $1.4 million write-down to the lower of cost or market of an equity investment during 1997.

    INCOME TAXES. The income tax provision for the year ended December 31, 1998 was $18.2 million, or a 42.0% effective tax rate. The income tax provision for the year ended December 31, 1997 was $21.3 million, or a 38.9% effective tax rate. The effective tax rate for 1998 was adversely impacted primarily by Federal and state income taxes related to a dividend declared to the Company by one of the its foreign subsidiaries.

    NET EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE. Net earnings before the net cumulative effect of a change in accounting principle decreased by 25.2% to $25.1 million, or 5.3% of net revenue, in the year ended December 31, 1998 from $33.5 million, or 6.5% of net revenue, in the year ended December 31, 1997.

    NET EARNINGS. Net earnings decreased to $25.1 million in the year ended December 31, 1998, from $37.5 million in the year ended December 31, 1997.

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased 3.6% in the year ended December 31, 1997 to $156.3 million, or 30.3% of net revenue, from $150.9 million, or 27.4% of net revenue, in the year ended December 31, 1996. On a pro forma basis, SG&A expenses would have increased 6.9% in the year ended December 31, 1997 to $156.3 million, or 30.3% of net revenue, from $146.3 million, or 26.5% of net revenue, in the year ended December 31, 1996. The increase in SG&A expense was primarily the result of higher depreciation expense associated with increased capital expenditures, higher legal costs associated with UNITE activities (see "Legal Proceedings"), $3.1 million in non-recurring general and administrative expenses and increased store expenses related to the expansion of the retail operations.

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

    INTEREST EXPENSE, NET. Net interest expense decreased 5.6% to $13.7 million in the year ended December 31, 1997 from $14.5 million in the year ended December 31, 1996. This decrease resulted primarily from a lower average effective interest rate, partially offset by slightly higher outstanding average debt. For the year ended December 31, 1997, the average debt balance was $148.4 million, with an average effective interest rate of 8.8%. For the year ended December 31, 1996, the average debt balance was $144.4 million, with an average effective interest rate of 9.4%.

    OTHER EXPENSES. Other non-operating expenses were $2.0 million in the year ended December 31, 1997 as compared to $1.0 million in the year ended December 31, 1996. On a pro forma basis, other non-operating expenses would have been $2.0 million in the year ended December 31, 1997 compared to $0.7 million in the year ended December 31, 1996. The increase was primarily due to a $1.4 million write-down to the lower of cost or market of an equity investment.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has relied primarily upon internally generated funds, trade credit and bank borrowings to finance its operations. At December 31, 1998 the Company had working capital of $101.3 million, compared to $106.7 million at December 31, 1997. The $5.4 million decrease in working capital is primarily due to a $14.9 million decrease in prepaid taxes and other current assets, a $3.6 million decrease in net receivables, and a $2.6 million decrease in inventory, partially offset by a net $9.5 million increase in cash and short-term investments and a $5.5 million decrease in accounts payable.

    The Company's Credit Agreement, as amended, provides for a $100.0 million revolving credit facility, which includes a $25.0 million sublimit for letters of credit. At December 31, 1998, the Company had no outstanding borrowings under the revolving credit facility, $1.7 million in outstanding standby letters of credit and $11.3 million in outstanding commercial letters of credit. At December 31, 1998, the Company had $87.0 million available for future borrowings under such facility. The revolving credit facility will expire in December 1999. The Credit Agreement contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of December 31, 1998.

    Capital expenditures, net of lease incentives granted, totaled $13.3 million for 1998 and $46.3 million for 1997. The decrease in capital expenditures was due primarily to fewer store openings and lower expenditures for shop-in-shop programs. The Company estimates that its capital expenditures for 1999 will be approximately $22.0 million, primarily for retail store expansion and remodeling, the shop-in-shop program and operations.

    The Company anticipates it will be able to satisfy its ongoing cash requirements through 1999, including retail expansion plans and interest payments on the Company's Senior Subordinated Notes, primarily with cash flow from operations, supplemented, if necessary, by borrowings under its revolving Credit Agreement and anticipated replacements thereof.

OTHER MATTERS

    YEAR 2000 ISSUE

    The Year 2000 issue is primarily a result of older computer programs, commercial systems, and embedded chips, using a two-digit format, as opposed to a four-digit format, to indicate the year. The business risk is that some of these systems might be unable to interpret dates beyond 1999. Such a failure might cause a disruption to the operations of the system(s) and/or the business function(s) it supports.

    In recognition of this risk, the Company has established a Year 2000 Project Team. The Company began its Year 2000 readiness assessment and remediation efforts in 1996. The effort was divided into 4 phases: Phase 1: assessment, Phase 2: remediation, Phase 3: testing and certification and Phase 4: contingency plans.

    STATE OF READINESS

    Phase 1 and Phase 2 included a review of all hardware and software systems, business functions and trading partners that contain and/or exchange date-sensitive information. Critical IT systems, which include its enterprise-wide information system, time clocks, e-mail and phone systems, are stated Year 2000 compliant with initial testing of systems currently underway. The Company is currently performing diagnostics and implementing Year 2000 compliant solutions in its non-IT systems, such as manufacturing equipment and those systems involved with facility management (security systems, air/heating systems, fire suppression systems). Phases 1 and 2 are concluded. The Company estimates that it will complete its Phase 3 Testing and Certification efforts by mid-1999.

    The Company's Year 2000 Project Team is coordinating the global effort and monitoring progress of the Year 2000 readiness with respect to its business partners. The Company has initiated communications with all of its key business partners to determine their extent and plans for Year 2000 compliance. As part of this process, the Company has requested written assurances from its key external business partners as to their Year 2000 readiness status and their plans to become Year 2000 compliant when necessary. As of December 31, 1998, the Company has received responses from most of its key vendors acknowledging their compliance, or intent to comply, with Year 2000 issues. In the case of some key vendors, the Company has, and will continue to, obtain and review the compliance testing plans and results to validate the assurances. This process is ongoing and is expected to continue throughout 1999.

    RISKS AND CONTINGENCY PLANS OF YEAR 2000 ISSUES

    The Company has begun the development of its BUSINESS CONTINUITY PLAN. The initial phases of the plan are expected to be completed by mid-year 1999. The timing of a Year 2000 related disruption would coincide with a seasonal low in the Company's business cycle, therefore having less impact on the business.

    The Company believes that the reasonably likely worst case scenario would involve a short-term disruption of systems affecting its supply and distribution channels. These risks include: a) delayed product deliveries from suppliers, b) disruption to the distribution channel, including ports, transportation vendors, government agencies, as well as the Company's own facilities, and c) general isolated failures of systems and necessary infrastructure such as electric, water, or communications supply.

    At the present time, the Company is not aware of any Year 2000 issues that are expected to affect materially its products, services, competitive position or financial performance. However, despite the significant and best-efforts to make its systems and facilities Year 2000 compliant, the compliance of its business partners and third-party service providers, is beyond the Company's control. Accordingly, the Company can give no assurances that the failure of key suppliers or other third parties to comply with Year 2000 requirements will not have an adverse effect on the Company.

    COSTS TO ADDRESS YEAR 2000 ISSUES

    The costs to plan for, modify, or replace systems for the Year 2000 problem are estimated by the Company to amount to approximately $3 million. The costs associated with the Year 2000 project have been budgeted and tracked as a separate project and have been occurring in conjunction with normal operating activities. These costs are being funded through operating cash flows and being expensed over the four-year project period, as incurred. The Company has engaged and will continue to engage external expertise to supplement internal staff. Management believes that the internal staff time invested to address Year 2000 issues should not have a materially adverse affect on other projects and is, in fact, effecting process improvements as a by-product of this investment.

    LABOR ISSUES

    The Union of Needletrades, Industrial and Textile Employees ("UNITE") has continued to conduct a corporate campaign against the Company. In addition to the legal proceedings (See "Legal Proceedings") initiated by UNITE, UNITE has, and continues to, through the media and other means attempted to tarnish the Company's image and affect the sales of the Company's product. The Company believes that such corporate campaign could have a material adverse effect on the Company's financial condition and results of operations.

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

    Important factors that could cause actual results to differ materially from the registrant's forward-looking statements, as well as affect the registrant's ability to achieve its financial and other goals, include, but are not limited to, the following:

    - The Company's inability to identify and respond appropriately to changing consumer demands and fashion trends could adversely affect consumer acceptance of Guess products.

    - A decision by the controlling owner of a group of department stores or any other significant customer to decrease the amount purchased from the Company or to cease carrying Guess products could have a material adverse effect on the Company's financial condition and results of operations.

    - The inability of the Company to control the quality, focus, image, financial stability or distribution of its licensed products could impact consumer receptivity to the Company's products generally and, therefore, adversely affect the Company's financial condition and results of operations.

    - The failure of the Company to continue to enhance operating control systems could adversely affect the Company's financial condition and results of operations.

    - Factors beyond the Company's control may affect the Company's ability to expand its network of retail stores including the unavailability of acceptable store locations and general economic and business conditions affecting consumer spending.

    - A general failure by the Company to maintain and control its existing distribution and licensing arrangements or to procure additional distribution and licensing relationships could adversely affect the Company's growth strategy, which could adversely affect the Company's financial condition and results of operations.

    - The extended loss of the services of one or more of the Principal Executive Officers could have a material adverse effect on the Company's operations.

    - The Company's operations may be affected adversely by political instability resulting in the disruption of trade with the countries in which the Company's contractors, suppliers or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds. Also, a substantial increase in customs duties could have an adverse effect on the Company's financial condition or results of operations. These factors may be exacerbated by the Company's increasing use of packaged purchase sourcing from non-United States vendors.

    - The inability of a manufacturer to ship the Company's products in a timely manner or to meet the Company's quality standards could adversely affect the Company's ability to deliver products to its customers in a timely manner.

    - No assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of Guess. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

    SEASONALITY

    The Company's business is impacted by general seasonal trends characteristic of the apparel and retail industries. The Company's wholesale operations generally experience stronger performance in the first and third quarters, while retail operations are generally stronger in the third and fourth quarters. As the timing of the shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year. The Company has not had significant overhead and other costs generally associated with large seasonal variations.

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

    IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-5"). SOP 98-5 provides guidance on accounting for the costs of computer software developed or obtained for internal use. It is effective for fiscal years beginning after December 15, 1998. The Company intends to adopt SOP 98-5 during the fiscal year ended December 31, 1999. The Company has determined that the adoption of SOP 98-5 will not have a material impact on the Company's financial reporting.

    In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), "Reporting on the Costs of Start-up Activities." SOP 98-1 requires that costs of start-up activities, including organization costs and retail store openings, be expensed as incurred. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged. Restatement of previously issued financial statements is not permitted. In the fiscal year in which the SOP 98-1 is first adopted, the application should be reported as a cumulative effect of a change in accounting principle. Management believes the adoption of SOP 98-1 will not have a material impact on the Company's financial reporting.

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently does not have any derivative financial instruments and does not currently employ any hedging activities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    Information with respect to Directors may be found under the caption "Directors and Executive Officers" in the Company's Proxy Statement ("Proxy Statement") dated March 31, 1999, for the 1999 Annual Meeting of Shareholders to be held May 17, 1999. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

    The information in the Proxy Statement set forth under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Security Ownership and Certain Beneficial Owners and Management" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement is incorporated herein by reference.

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

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1998.

                                 GUESS ?, INC.
                                   FORM 10-K
                            ITEMS 8, 14(A) AND 14(D)
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

1          Consolidated Financial Statements

           Independent Auditors' Report......................................................        F-2

           Consolidated Balance Sheets at December 31, 1998 and 1997.........................        F-3

           Consolidated Statements of Earnings for the Years Ended December 31, 1998, 1997
           and 1996                                                                                  F-4

           Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
           for the Years Ended December 31, 1998, 1997 and 1996..............................        F-5

           Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997
           and 1996..........................................................................        F-6

           Notes to Consolidated Financial Statements........................................        F-7

2          Consolidated Financial Statement Schedule Valuation and Qualifying Accounts.......       F-27

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guess ?, Inc. and Subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in note 16, the Company changed its method of accounting for its product display fixtures in 1997.

                                          KPMG LLP

Los Angeles, California
February 17, 1999

                         GUESS ?, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                ASSETS
                                                                                     1998       1997
                                                                                   ---------  ---------
Current assets:
  Cash...........................................................................  $   5,853  $   8,204
  Investments (note 2)...........................................................     11,900         --
  Receivables:
    Trade receivables, less reserves aggregating $7,837 and $11,196 at December
      31, 1998 and 1997, respectively............................................     19,685     17,080
    Royalties, less allowance for doubtful accounts of $3,667 and $0 at December
      31, 1998 and 1997, respectively............................................     10,780     14,663
    Other........................................................................      3,673      6,032
                                                                                   ---------  ---------
                                                                                      34,138     37,775
  Inventories (note 3)...........................................................     89,499     92,081
  Prepaid expenses...............................................................      5,640      5,422
  Prepaid taxes..................................................................      2,566     14,705
  Deferred tax assets (note 6)...................................................      6,496      9,435
                                                                                   ---------  ---------
        Total current assets.....................................................    156,092    167,622
Property and equipment, at cost, net of accumulated depreciation and amortization
  (note 4).......................................................................     86,453     98,170
Investments (note 2).............................................................      1,118      2,340
Other assets, at cost, net of accumulated amortization of $2,293 and $790 at
  December 31, 1998 and 1997, respectively (notes 6 and 14)......................     20,109     19,682
                                                                                   ---------  ---------
                                                                                   $ 263,772  $ 287,814
                                                                                   ---------  ---------
                                                                                   ---------  ---------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of notes payable and long-term debt (note 5)..............  $      --  $     217
  Accounts payable...............................................................     32,802     38,323
  Accrued expenses...............................................................     21,770     22,314
  Income taxes payable (note 6)..................................................        210         98
                                                                                   ---------  ---------
        Total current liabilities................................................     54,782     60,952
Notes payable and long-term debt, excluding current installments (note 5)........     99,000    141,300
Other liabilities................................................................      9,581     10,232
                                                                                   ---------  ---------
                                                                                     163,363    212,484
Stockholders' equity (note 7):
  Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares
    issued and outstanding.......................................................         --         --
  Common stock, $0.01 par value. Authorized 150,000,000 shares; issued 62,637,327 and 62,928,827 shares at 1998 and 1997, outstanding 42,906,535 and 42,898,035
    shares actual, respectively..................................................        137        137
  Paid-in capital................................................................    158,589    158,589
  Retained earnings..............................................................     92,543     67,432
  Accumulated other comprehensive income (loss)..................................        (84)       (52)
  Treasury stock, 20,030,792 shares repurchased..................................   (150,776)  (150,776)
                                                                                   ---------  ---------
    Net stockholders' equity.....................................................    100,409     75,330
Commitments and contingencies (note 9)...........................................
                                                                                   ---------  ---------
                                                                                   $ 263,772  $ 287,814
                                                                                   ---------  ---------
                                                                                   ---------  ---------

          See accompanying notes to consolidated financial statements

                         GUESS ?, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Net revenue
  Product sales..............................................................  $  435,128  $  465,913  $  497,874
  Net royalties..............................................................      36,803      49,459      53,288
                                                                               ----------  ----------  ----------
                                                                                  471,931     515,372     551,162
Cost of sales................................................................     272,079     288,408     298,631
                                                                               ----------  ----------  ----------
Gross profit.................................................................     199,852     226,964     252,531
Selling, general and administrative expenses.................................     142,806     156,318     150,877
Reorganization charge (note 15)..............................................          --          --       3,559
                                                                               ----------  ----------  ----------
  Earnings from operations...................................................      57,046      70,646      98,095
                                                                               ----------  ----------  ----------
Other income/(expense):
  Interest, net..............................................................     (12,892)    (13,718)    (14,539)
  Other, net.................................................................        (863)     (2,041)       (989)
                                                                               ----------  ----------  ----------
                                                                                  (13,755)    (15,759)    (15,528)
  Earnings before income taxes and cumulative effect of change in accounting
    principle................................................................      43,291      54,887      82,567
Income taxes (note 6)........................................................      18,180      21,337      15,826
                                                                               ----------  ----------  ----------
  Earnings before cumulative effect of change in accounting
    principle................................................................      25,111      33,550      66,741
Cumulative effect of change in accounting for product display fixtures, net
  of income taxes of $2,707 (note 16)........................................          --       3,961          --
                                                                               ----------  ----------  ----------
  Net earnings...............................................................  $   25,111  $   37,511  $   66,741
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
SUPPLEMENTAL PRO FORMA FINANCIAL INFORMATION (NOTE 1):
Earnings before income taxes and cumulative effect of change in accounting
  principle, as presented....................................................  $   43,291  $   54,887  $   82,567
Income taxes (1996 period, pro forma) (unaudited)(note 6)....................      18,180      21,337      33,241
                                                                               ----------  ----------  ----------
Earnings before cumulative effect of change in accounting principle (1996
  period, pro forma) (unaudited).............................................      25,111      33,550      49,326
Cumulative effect of change in accounting for product display fixtures, net
  of income taxes of $2,707 (note 16)........................................          --       3,961          --
                                                                               ----------  ----------  ----------
Net earnings (1996 period, pro forma) (unaudited) (note 6)...................  $   25,111  $   37,511  $   49,326
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
BASIC AND DILUTED EARNINGS PER SHARE:
Earnings before cumulative effect of change in accounting principle (1996
  period pro forma)..........................................................  $     0.59  $     0.78  $     1.18
Cumulative effect of change in accounting for product display fixtures, net
  of income taxes of $2,707 (note 16)........................................          --        0.09          --
                                                                               ----------  ----------  ----------
Net earnings (1996 period pro forma).........................................  $     0.59  $     0.87  $     1.18
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted number of shares outstanding--basic.................................      42,904      42,898      41,906
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted number of shares outstanding--diluted...............................      42,919      42,902      41,908
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

          See accompanying notes to consolidated financial statements

                         GUESS ?, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME/(LOSS)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                         ACCUMULATED OTHER
                                    COMPREHENSIVE     COMMON      PAID-IN    RETAINED      COMPREHENSIVE    TREASURY
                                       INCOME          STOCK      CAPITAL    EARNINGS         INCOME          STOCK      TOTAL
                                   ---------------  -----------  ---------  -----------  -----------------  ---------  ---------
                                                                          (IN THOUSANDS)
Balance at December 31, 1995.....                    $      35   $     181   $ 161,567       $     (10)     $(150,776) $  10,997
Comprehensive income:
  Net earnings...................     $  66,741             --          --      66,741              --             --     66,741
  Foreign currency translation
    adjustment...................            67             --          --          --              67             --         67
                                        -------
  Total comprehensive income.....     $  66,808             35         181     228,308              57       (150,776)    77,805
                                        -------
                                        -------
  Stockholder distributions......                           --          --    (224,600)             --             --   (224,600)
  Issuance of common stock.......                          100     169,200          --              --             --    169,300
  Reclassification of Stockholder
    distributions in excess of
    retained earnings............                           --     (15,252)     15,252              --             --         --
  Net equity adjustments
    resulting from Marciano
    International merger.........                           --       1,462      10,961              --             --     12,423
                                                         -----   ---------  -----------            ---      ---------  ---------
Balance at December 31, 1996.....                          135     155,591      29,921              57       (150,776)    34,928
Comprehensive income:
  Net earnings...................     $  37,511             --          --      37,511              --             --     37,511
  Foreign currency translation
    adjustment...................          (109)            --          --          --            (109)            --       (109)
                                        -------
  Total comprehensive income.....     $  37,402
                                        -------
                                        -------
  Issuance of common stock.......                            2       2,998          --              --             --      3,000
                                                         -----   ---------  -----------            ---      ---------  ---------
Balance at December 31, 1997.....                          137     158,589      67,432             (52)      (150,776)    75,330
Comprehensive income:
  Net earnings...................     $  25,111             --          --      25,111              --             --     25,111
  Foreign currency translation
    adjustment...................           (32)            --          --          --             (32)            --        (32)
                                        -------
  Total comprehensive income.....     $  25,079
                                        -------          -----   ---------  -----------            ---      ---------  ---------
                                        -------
Balance at December 31, 1998.....                    $     137   $ 158,589   $  92,543       $     (84)     $(150,776) $ 100,409
                                                         -----   ---------  -----------            ---      ---------  ---------
                                                         -----   ---------  -----------            ---      ---------  ---------

          See accompanying notes to consolidated financial statements

                         GUESS ?, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
Cash flows from operating activities:
  Net earnings................................................................  $   25,111  $   37,511  $   66,741
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization of property and equipment...................      22,571      20,071      16,233
    Amortization of other assets..............................................         931         369         804
    Amortization of deferred royalty income...................................          --      (2,623)         --
    Cumulative effect of change in accounting principle.......................          --      (3,961)         --
    Loss on disposition of property and equipment.............................       1,483         120       2,235
    Foreign currency translation adjustment...................................         (89)         91          42
    Contributions from minority interest......................................          --          --         336
    Equity method losses......................................................          87         603         666
    (Increase) decrease in:
      Receivables.............................................................       3,637       8,988      (8,811)
      Inventories.............................................................       2,582     (12,591)     (6,529)
      Prepaids and other current assets.......................................       2,719      (3,189)     (1,941)
      Prepaid taxes...........................................................      12,141     (14,511)         (8)
      Other assets............................................................        (324)      8,105        (411)
    Increase (decrease) in:
      Accounts payable........................................................      (5,520)       (964)     (1,447)
      Accrued expenses........................................................        (241)       (993)      6,058
      Income taxes payable....................................................         112      (6,784)      2,867
                                                                                ----------  ----------  ----------
        Net cash provided by operating activities.............................      65,200      30,242      76,835
Cash flows from investing activities:
  Net (purchases of) proceeds from the sale of short-term investments.........     (11,900)      4,401      (4,401)
  Purchases of property and equipment.........................................     (13,738)    (48,836)    (21,110)
  Proceeds from the disposition of property and equipment.....................          14       1,445       6,640
  Lease incentives granted....................................................         432       2,561         886
  Acquisition of license......................................................        (741)     (2,975)     (5,000)
  Purchases of long-term investments..........................................         842      (1,435)       (173)
                                                                                ----------  ----------  ----------
        Net cash used by investing activities.................................     (25,091)    (44,839)    (23,158)
Cash flows from financing activities:
  Proceeds from notes payable and long-term debt..............................     102,300     163,935     176,289
  Repayment of notes payable and long-term debt...............................    (144,817)   (149,734)   (174,308)
  Proceeds from issuance of common stock......................................          --          --     115,300
  Repayments of S distribution notes..........................................          --          --    (129,000)
  Distributions to stockholders...............................................          --          --     (39,600)
                                                                                ----------  ----------  ----------
        Net cash provided (used) by financing activities......................     (42,517)     14,201     (51,319)
Effect of exchange rates on cash..............................................          57        (200)         25
Net increase (decrease) in cash...............................................      (2,351)       (596)      2,383
Cash at beginning of year.....................................................       8,204       8,800       6,417
                                                                                ----------  ----------  ----------
Cash at end of year...........................................................  $    5,853  $    8,204  $    8,800
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Supplemental disclosures
  Cash paid during the year for:
    Interest..................................................................  $   15,095  $   15,185  $   14,246
    Income taxes..............................................................  $    3,704      39,558      14,703

    On January 2, 1997, in connection with acquisition of a license, the Company issued 216,216 shares of Common Stock aggregating $3.0 million.

          See accompanying notes to consolidated financial statements

                         GUESS ?, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

    Guess ?, Inc. ("the Company" or "Guess") designs, develops, and markets quality contemporary jeans and other casual wear for men, women and girls. The Company distributes its products through major department stores, specialty retailers, foreign distributors and its network of Company-owned and -operated retail and factory outlet stores. The company also licenses its trademarks under licensing arrangements for the sale of product in the United States and internationally.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Guess ?, Inc. and its wholly-owned foreign subsidiary, Guess Europe, B.V., a Netherlands corporation ("GEBV"). GEBV holds three wholly owned subsidiaries: Ranche, Limited, a Hong Kong corporation ("Ranche"), Guess Asia, a Hong Kong corporation, and Guess? Italia, S.r.l., an Italian corporation ("Guess? Italia"). Accordingly, all references herein to "Guess ?, Inc." include the consolidated results of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated during the consolidation process.

    INVESTMENT SECURITIES

    The Company accounts for its investment securities in accordance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires investments to be classified into one of three categories based on management's intent: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Trading securities are recorded at market value with unrealized gains and losses reported in operations. The Company accounts for its short-term investment securities as available-for-sale.

    EARNINGS PER SHARE

    Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents.

    The reconciliation of basic to diluted weighted average shares is as follows (in thousands):

                                                                                      1996
                                                               1998       1997     -----------
                                                             ---------  ---------  (PRO FORMA)
Net earnings used for basic and diluted earnings per
  share....................................................  $  25,111  $  37,511   $  49,326
                                                             ---------  ---------  -----------
                                                             ---------  ---------  -----------
Weighted average shares used in basic computations.........     42,904     42,898      41,906
Dilutive stock options.....................................         15          4           2
                                                             ---------  ---------  -----------
  Weighted average shares used in diluted computation......     42,919     42,902      41,908
                                                             ---------  ---------  -----------
                                                             ---------  ---------  -----------

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) Options to purchase 1,036,000, 1,421,000, and 1,162,000 shares of common stock at prices ranges from $5.50 to $11.00, $10.50 to $18.00 and $18.00 were outstanding during 1998, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares.

    CONCENTRATION OF CREDIT RISK

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions and performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any institution. The Company extends credit to corporate customers based upon an evaluation of the customer's financial condition and credit history and generally requires no collateral. The Company's customers are principally located throughout North America, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. However, such credit risk is considered limited due to the Company's large customer base. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company's credit losses for the periods presented are insignificant and have not exceeded management's estimates. No single customer accounted for a significant amount of consolidated net revenue for the years ended December 31, 1998, 1997 or 1996.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market.

    REVENUE RECOGNITION

    The Company recognizes wholesale revenue from the sale of merchandise upon shipment and for retail operations, at point of sale. Royalty income is based upon a percentage, as defined in the underlying agreement, of the licensees' net revenue. The Company accrues for estimated sales returns and allowances in the period in which the related revenue is recognized.

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

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years.

    FOREIGN CURRENCY TRANSLATION

    In accordance with SFAS 52, "Foreign Currency Translation", balance sheet accounts of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year-end or historical rates while income and expenses are translated at the weighted-average exchange rates for the year. The related translation adjustments are reflected as a foreign currency translation adjustment in the consolidated balance sheet.

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

    COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The Company adopted SFAS 130 effective January 1, 1998. SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net earnings and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income (loss). The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS 130.

    BUSINESS SEGMENT REPORTING

    The Company adopted SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", effective in 1998. SFAS No. 131 establishes new standards for reporting information about business segments and related disclosures about products and services, geographic areas and major customers. The business segments of the Company are wholesale, retail and licensing operations. Information to these segments is summarized in note 12.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) PRO FORMA NET EARNINGS

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

    The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 1998 and 1997, the carrying value of all financial instruments was not materially different from fair value.

    USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

    LONG-LIVED ASSETS

    It is the Company's policy to account for long-lived assets, including intangibles, at the lower of amortized cost or fair value, less disposition costs. Long-lived assets and certain identifiable intangibles are reviewed for impairment wherever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this assessment indicates that the intangibles will not be recoverable, as determined by a non-discounted cash flow generated by the asset, the carrying value of the Company's long-lived assets would be reduced to its estimated fair market value based on the discounted cash flows.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

    ADVERTISING COSTS

    The Company expenses the cost of advertising as incurred. Advertising expenses charged to operations for the years ended December 31, 1998, 1997 and 1996 were $18.0 million, $22.5 million and $23.6 million, respectively.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the 1998 presentation.

(2) INVESTMENTS

    Short-term investments consist of overnight interest bearing deposit accounts aggregating $11.9 million at December 31, 1998.

    Long-term investments consist of certain debt and equity securities aggregating $1.1 million and $2.3 million at December 31, 1998 and 1997, respectively. The majority of these investments are primarily related to the Company's ownership interests in companies which are accounted for under the equity method. See also "note 8 - Related Party Transactions."

(3) INVENTORIES

    Inventories are summarized as follows (in thousands):

                                                                            1998       1997
                                                                          ---------  ---------
Raw materials...........................................................  $   9,400  $  13,437
Work in process.........................................................      7,922      8,059
Finished goods--wholesale...............................................     35,465     38,599
Finished goods--retail..................................................     36,712     31,986
                                                                          ---------  ---------
                                                                          $  89,499  $  92,081
                                                                          ---------  ---------
                                                                          ---------  ---------

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(4) PROPERTY AND EQUIPMENT

    Property and equipment is summarized as follows (in thousands):

                                                                            1998       1997
                                                                          ---------  ---------
Land and land improvements..............................................  $   5,729  $   5,729
Building and building improvements......................................      8,462      8,462
Leasehold improvements..................................................     59,218     59,174
Machinery and equipment.................................................     71,975     71,057
Corporate aircraft......................................................      5,973      5,725
Shop fixtures...........................................................     28,895     24,665
Construction in progress................................................      1,321        240
                                                                          ---------  ---------
                                                                            181,573    175,052
Less accumulated depreciation and amortization..........................     95,120     76,882
                                                                          ---------  ---------
                                                                          $  86,453  $  98,170
                                                                          ---------  ---------
                                                                          ---------  ---------

    Construction in progress at December 31, 1998 and 1997 represents the costs associated with the construction of buildings and improvements used in the Company's operations and other capitalizable expenses in progress.

(5) NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt are summarized as follows (in thousands):

                                                                           1998        1997
                                                                         ---------  ----------
                                                                            (IN THOUSANDS)
9 1/2% Senior Subordinated Notes due 2003..............................  $  99,000  $  105,000
Advances under a secured $100,000,000 long-term line of credit with a syndicate of banks; interest is variable, with an average annual effective rates of 7.27% in 1998 and 7.98% in 1997, respectively, and
  interest payable monthly.............................................         --      36,300
Note payable, secured by corporate aircraft, bearing interest at 8.23%
  per year, payable in quarterly principal and interest installments of
  $221,003 through March 1998..........................................         --         217
                                                                         ---------  ----------
                                                                            99,000     141,517
Less current installments..............................................         --         217
                                                                         ---------  ----------
Long-term debt, excluding current installments.........................  $  99,000  $  141,300
                                                                         ---------  ----------
                                                                         ---------  ----------

    The Credit Agreement contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of December 31, 1998. Under the line of credit, the Company had $1.7 million in outstanding standby letters of credit and $11.3 million in outstanding commercial letters of credit as of December 31, 1998. In addition, the arrangements governing the Company's Credit Agreement and the indenture pursuant to which the Senior Subordinated Notes were issued restrict the payments of dividends by the Company.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(5) NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)
    The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, on or after August 15, 1998, at various redemption prices. In December 1998 and February 1999, the Company repurchased $6.0 million and $4.0 million of its Senior Subordinated Notes, respectively.

(6) INCOME TAXES

    Income taxes, including the pro forma income taxes giving effect as if the Company had been a C corporation throughout all of 1996, is summarized as follows (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Federal:
  Current....................................................  $  14,477  $  17,487  $  33,686
  Deferred...................................................        793      2,995     (7,449)
State:
  Current....................................................      2,459      3,973      7,339
  Deferred...................................................         41     (1,212)      (693)
Foreign:
  Current....................................................        410        801        358
                                                               ---------  ---------  ---------
                                                               $  18,180  $  24,044  $  33,241
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The Company's statement of earnings for 1996 includes a provision for income taxes of $15.8 million, which principally represents the Federal and state income taxes recorded from the date of the S corporation election termination, August 12, 1996, through December 31, 1996.

    The actual pro forma income taxes differs from the expected income taxes obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Computed "expected" tax expense..............................  $  15,152  $  21,544  $  28,924
State taxes, net of Federal benefit..........................      1,625      2,928      4,109
Foreign......................................................        (14)      (157)        --
U.S. tax and foreign withholding tax on foreign
  distributions..............................................        739         --         --
Other........................................................        678       (271)       208
                                                               ---------  ---------  ---------
                                                               $  18,180  $  24,044  $  33,241
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The income tax expense for the year ended December 31, 1997 includes taxes of $2.7 million related to a one-time change in accounting (see also note 16). The Company's consolidated statement of earnings has presented the change in accounting net of this income tax expense.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(6) INCOME TAXES (CONTINUED)
    Deferred income tax reduction (benefit) from the following for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Uniform capitalization........................................  $      98  $  (1,206) $      --
Deferred rent.................................................       (214)      (524)        --
Deferred lease incentives.....................................        476       (662)        --
Bad debt and other reserves...................................        877     (2,352)      (981)
Depreciation and gain on sale of fixed assets.................     (2,125)     6,144     (4,101)
Write-down of investments.....................................       (312)     1,062         --
State taxes...................................................        521       (100)    (2,569)
Other.........................................................      1,513       (579)      (491)
                                                                ---------  ---------  ---------
                                                                $     834  $   1,783  $  (8,142)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The tax effects of temporary differences that give rise to significant portions of current and non-current deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below (in thousands):

                                                                            1998       1997
                                                                          ---------  ---------
Deferred Tax Assets:
  Retail store closure reserves.........................................  $     467  $   1,130
  Deferred lease incentives.............................................      1,648      2,124
  Rent expense..........................................................      2,158      1,944
  Uniform capitalization adjustment.....................................      1,987      2,086
  State income taxes....................................................        870        902
  Bad debt and other reserves...........................................      1,810      2,688
  Other.................................................................      2,065      2,985
                                                                          ---------  ---------
    Total gross deferred assets.........................................     11,005     13,859
Less: Valuation allowance...............................................         --         --
Less: Deferred tax liabilities..........................................       (400)    (2,420)
                                                                          ---------  ---------
Net deferred tax assets.................................................  $  10,605  $  11,439
                                                                          ---------  ---------
                                                                          ---------  ---------

    Included above at December 31, 1998 and 1997 are $6.5 million and $9.4 million for current deferred tax assets, respectively and $4.1 million and $2.0 million for non-current deferred tax assets, which are included in other assets.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

    Based on the historical earnings of the Company, Management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.

(7) STOCKHOLDERS' EQUITY

    On January 2, 1997, the Company issued 216,216 shares of Common Stock at $13.87 per share in connection with an Asset Purchase Agreement, whereby the Company purchased the rights, title and interest to the then existing license agreement between the Company and Sweatshirt Apparel U.S.A., Inc. for the manufacturing and distribution rights for Guess women's knitwear products. The aggregate purchase price was $10.0 million, of which $5.0 million was paid in cash in the fourth quarter of 1996, $2.0 million was paid in cash in the first quarter of 1997 and the balance of $3.0 million was paid in the form of the aforementioned stock issuance.

    In connection with the Company's IPO of 7,000,000 shares of Common Stock at $18.00 per share, which took place on August 7, 1996, (i) Marciano International, which was owned by the Marciano Trusts and held an interest in the subsidiaries of Guess, was merged with and into the Company; (ii) all of the capital stock of Guess? Italia was contributed to GEBV; (iii) the Company effected a 32.66 to 1 split of the Common Stock; (iv) the Company declared a distribution of $185.0 million to the Principal Stockholders, representing the Company's previously taxed and undistributed S corporation earnings which included a distribution of $54.0 million (3,000,000 shares at $18.00 per share) of Common Stock, $129.0 million in cash generated primarily from the IPO and $2.0 million in S Distribution Notes; (v) the Company terminated its status as an S corporation; and (vi) the Company granted options to purchase 1,225,673 shares pursuant to the Company's 1996 Equity Incentive Plan with an exercise price equal to the IPO price of $18.00 per share.

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

    LICENSE AGREEMENTS AND LICENSEE TRANSACTIONS

    On September 28, 1990, the Company entered into a license agreement with Charles David of California ("Charles David"). Charles David is controlled by the father-in-law of Maurice Marciano. The Marciano Trusts and Nathalie Marciano (the spouse of Maurice Marciano) together own 50% of Charles David, and the remaining 50% are owned by the father-in-law of Maurice Marciano. The license agreement grants Charles David the rights to manufacture worldwide and distribute worldwide (except Japan and certain European countries) for men, women and some children, leather and rubber footwear, excluding athletic footwear, which bear the Guess trademark. The license also includes related shoe care products and accessories. Gross royalties earned by the Company under such license agreement for the fiscal years ended December 31, 1998, 1997 and 1996 were $1.4 million, $1.2 million and $1.5 million, respectively. Additionally, the Company purchased $6.1 million, $6.1 million and $6.0 million of products from Charles David for resale in the Company's retail stores during the same periods.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(8) RELATED PARTY TRANSACTIONS (CONTINUED)
    On September 1, 1994, the Company entered into a license agreement with California Sunshine Activewear, Inc. ("California Sunshine"), granting it the rights to manufacture and distribute men's and women's activewear, which bear the Guess trademark, in the United States. Effective as of June 30, 1998, 51% of the shares of California Sunshine, formerly owned by the Marciano Trusts, were sold back to California Sunshine. Gross royalties earned by the Company under such license agreement for the fiscal years ended December 31, 1998, 1997 and 1996 were $0.7 million, $1.0 million and $0.7 million, respectively. Additionally, the Company purchased $0.4 million, $1.5 million and $1.4 million of products from California Sunshine for resale in the Company's retail stores during the same respective periods.

    Effective January 1, 1995, the Company entered into a license agreement with Guess? Italia, S.r.l. ("Guess? Italia"), granting it exclusive rights in Italy and non-exclusive rights in certain other countries within Europe to manufacture and distribute men's and women's apparel and accessories which bear the Guess trademark. This license agreement was terminated in May 1997 in connection with the sale of the wholesale operations of Guess? Italia (see also "Maco Apparel, S.p.a." discussion below). The Company and Guess? Italia also entered into a retail store license agreement as of January 1, 1995, whereby Guess? Italia was granted the non-exclusive rights to operate Guess stores in Italy. Additionally, effective as of June 1, 1998, the Company entered into a license agreement with Guess? Italia, granting it exclusive rights within certain European countries to manufacture and distribute Guess Women's Collection apparel products which bear the Guess trademark. Prior to the IPO, Guess? Italia was owned 79% by the Company and 21% by Marciano International, a company wholly-owned by the Marciano Trusts. As part of the reorganization and in connection with the IPO, Guess? Italia became a wholly owned subsidiary of the Company when Marciano International was merged with and into the Company. Gross royalties earned by the Company under such license agreement for the fiscal years ended December 31, 1998, 1997 and 1996 were $0.0 million, $0.6 million and $0.8 million, respectively. Additionally, the Company purchased $0.0 million, $0.2 million and $0.3 million of product from Guess? Italia and sold $0.1 million, $0.0 million and $0.1 million of product to Guess? Italia for resale in its retail store and to other wholesale customers during the fiscal years ended December 31, 1998, 1997 and 1996, respectively.

    In May 1997, the Company sold substantially all of the assets and liabilities of Guess? Italia to Maco Apparel, S.p.a. ("Maco"). The effect of the net asset disposal was immaterial to the Company's results of operations. In connection with this sale, the Company also purchased a 10% ownership interest in Maco and entered into an approximate 10-year license agreement with Maco granting it the right to manufacture and distribute certain men's and women's jeanswear apparel, which bear the Guess trademark, in certain parts of Europe. In addition to royalty fees, the Company will also receive $14.1 million over the a four year period in consideration of the grant of the license rights for men's and women's jeanswear apparel. During 1998 and 1997, the Company recorded $2.8 million and $2.6 million, respectively, in revenue in connection with the grant of such license rights. Additionally, the Company also recorded $2.3 million and $1.0 million in royalty fees related to product sales in 1998 and 1997, respectively. Effective as of March 1, 1998, the Company also entered into an approximate nine-year license agreement with Maco granting it the right to manufacture and distribute kid's jeanswear, which bear the Guess trademark, in certain parts of Europe.

    Effective December 9, 1992, the Company entered into a license agreement with Nantucket Industries, Inc. ("Nantucket"), granting it the rights to manufacture and distribute within the United States women's intimate apparel which bear the Guess trademark. Nantucket is owned 13.1% by the Company

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(8) RELATED PARTY TRANSACTIONS (CONTINUED) and 3.8% by the trusts for the respective benefit of Paul Marciano and Armand Marciano. With respect to Nantucket, during the fiscal years ended December 31, 1998, 1997 and 1996, the Company recorded gross royalty income of $0.1 million, $0.8 million and $0.3 million, respectively; purchased $0.1 million, $0.3 million and $0.4 million, respectively, of product for resale in its retail stores; and recorded equity losses of $0.0 million, $0.2 million and $0.3 million, respectively. In December 1997, Maurice Marciano sold all of the shares of Nantucket common stock held by his trust, which collectively gave the Company and its affiliates less than a 20% ownership in Nantucket. Accordingly, effective December 1997, the Company discontinued recording equity income or losses from this investment with respect to Nantucket. In connection with the lower aggregate percentage of ownership in Nantucket, in December 1997 the Company changed from the equity income method to the lower of cost or market method of valuing this investment, which resulted in an additional $1.4 million loss in the fourth quarter of 1997 and $0.3 million for 1998. Effective March 31, 1998, the license agreement between the Company and Nantucket was terminated. As a result of this termination, Nantucket agreed that it would cease all sales of its Guess products by April 30, 1998.

    Effective December 1, 1989, the Company entered into a license agreement with Strandel, Inc. ("Strandel"), granting it the rights to manufacture and distribute in Canada men's, women's and children's knits and woven sportswear, which bear the Guess trademark. Strandel is owned 20% by the Company. With respect to Strandel, during the fiscal years ended December 31, 1998, 1997 and 1996, the Company recorded gross royalty income of $1.6 million, $1.6 million and $1.8 million, respectively, and recorded equity losses of $0.2 million, $0.1 million and $0.1 million, respectively.

    On January 1, 1997, the Company acquired a 50% interest in Cignal, Limited, a Hong Kong corporation. With respect to Cignal, during the fiscal years ended December 31, 1998 and 1997, the Company recorded $0.0 million and $0.1 million of royalty income, respectively, and $0.1 million and $0.1 million of equity losses, respectively. Effective September 30, 1998, the license agreement between the Company and Cignal Limited, which granted Cignal the right to manufacture and distribute Guess men's and women's underwear, lingerie and sleepwear in New Zealand, Australia, Canada and parts of Southeast Asia, was terminated by mutual consent. As a result of this termination, Cignal agreed that it would cease all sales of its Guess products by December 31, 1998.

    On January 1, 1997, the Company acquired from Pour le bebe, Inc., a California corporation, a 24.75% limited partnership interest in S.W.P.I., Ltd., a California limited partnership, as payment in lieu of unpaid license fees due November 1, 1996. The Marciano Trusts have a 75.25% ownership interest in S.W.P.I., Ltd. The 24.75% limited partnership in S.W.P.I., Ltd. was valued at $1.4 million by the Company, based on the fair market value of the real estate limited partnership. During the fiscal years ended December 31, 1998 and 1997, the Company recorded $0.2 million and $0.0 million, respectively, of equity income associated with the real estate limited partnership. Additionally, in 1998, the Company received a cash dividend of $0.8 million from S.W.P.I., Ltd.

    BUYING AGENCY AGREEMENT

    In February 1996, the Company entered into a buying agency agreement with Newtimes Guess?, Ltd. ("Newtimes"). The Company owns 50% of Newtimes. Pursuant to such agreement, the Company pays Newtimes a commission based on the cost of finished garments purchased for the Company. Commissions earned by Newtimes from the Company during the fiscal years ended December 31, 1998 and 1997 were

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(8) RELATED PARTY TRANSACTIONS (CONTINUED)
$1.0 million and $1.7 million, respectively. Additionally, with respect to Newtimes, the Company recorded $0.0 million and $0.1 million in equity losses during the fiscal year ended December 31, 1998 and 1997, respectively. During 1998, Newtimes was dissolved after the Company terminated its buying agency agreement with them, as well as severed its equity interest. Accordingly, the Company has discontinued recording equity income during 1998.

    LEASES

    The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of its affiliates (the "Principal Stockholders"). There are two leases in effect at December 31, 1998, both of which expire in July 2008. The total lease payments to these limited partnerships are currently $220,000 per month. Additionally, the Company is also on a month to month lease for another storage facility. Aggregate lease payments under leases in effect for the fiscal years ended December 31, 1998, 1997 and 1996 were $2.7 million, $2.6 million and $2.9 million, respectively.

    Effective August 1, 1996, the Company subleased, on a month-to-month basis, a portion of a Guess facility to Southwest Pacific Investment Company ("SWPI"), an entity owned by the Marciano Trusts. During the fiscal years ended December 31, 1997 and 1996, rental income recorded with respect to SWPI aggregated $0.1 million and $0.1 million, respectively. The month-to-month sublease with SWPI was terminated on December 31, 1997.

(9) COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through May 2012. Some of these leases require the Company to make periodic payments for property taxes and common area operating expenses. Certain leases include rent abatements and scheduled rent escalations, for which the effects are being amortized and recorded over the lease term. The Company also leases some of its equipment under operating lease agreements expiring at various dates through May 2003.

    Future minimum rental payments under non-cancelable operating leases at December 31, 1998 are as follows:

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(9) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Year ending December 31, (in thousands):

                                                                NON
                                                              RELATED     RELATED
                                                              PARTIES     PARTIES     TOTAL
                                                             ----------  ---------  ----------
1999.......................................................  $   24,903  $   2,639  $   27,542
2000.......................................................      24,502      2,639      27,141
2001.......................................................      23,981      2,639      26,620
2002.......................................................      22,153      2,639      24,792
2003.......................................................      20,456      2,639      23,095
Thereafter.................................................      51,359     12,096      63,455
                                                             ----------  ---------  ----------
                                                             $  167,354  $  25,291  $  192,645
                                                             ----------  ---------  ----------
                                                             ----------  ---------  ----------

    Rental expense for all operating leases during the years ended December 31, 1998, 1997, and 1996 aggregated $32.6 million, $30.8 million, and $26.4 million, respectively.

    INCENTIVE BONUSES

    Certain officers and key employees of the Company are entitled to incentive bonuses, primarily based on the Company's profits.

    LITIGATION

    On August 7, 1996, a class action complaint naming the Company and certain of its independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, titled as Brenda Figueroa et. al. v. Guess ?, Inc. et. al. (Case No. BC 155 165). In this case, an alleged class action, plaintiffs assert claims for violation of state wage and hour laws, wrongful discharge, and breach of contract arising out of the Company's relationship with its independent contractors and actions taken by the Company's independent contractors with respect to the employees of such independent contractors. Plaintiffs also allege that the Company breached its agreement with the United States Department of Labor regarding the monitoring of its independent contractors. The Court has held two hearings on certifying the alleged class. While the Court has not announced a final ruling, the Court has indicated it likely will at least certify a class of plaintiffs who allege wrongful termination claims.

    The Union of Needletrades, Industrial and Textile Employees ("UNITE") has filed with the National Labor Relations Board ("NLRB") various charges that the Company is engaging in unfair labor practices within the meaning of the National Labor Relations Act ("NLRA"). These charges include allegations that the Company has unlawfully threatened to move its production outside the United States. These allegations have been dismissed by the Regional Director for Region 21 of the NLRB, and the NLRB has rejected UNITE's appeal of the dismissal.

    On July 7, 1998, UNITE filed charges against the Company alleging that the Company violated the NLRA by failing to uphold certain obligations under a prior settlement agreement with the NLRB, by denying pro-union employees access to the Company's facilities, by conferring new benefits to employees, by making false accusations against UNITE, by conducting video surveillance of UNITE's offices, and by

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(9) COMMITMENTS AND CONTINGENCIES (CONTINUED) assisting and organizing an anti-union demonstration. The NLRB has not issued a ruling on these charges. These allegations have been dismissed by the Regional Director for Region 21 of the NLRB.

    On February 24, 1998, the Company and Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, were named as defendants in a class action entitled John N. Robinson v. Guess ?, Inc., Maurice Marciano, Paul Marciano and Armand Marciano, Case No. BC186583, filed in the Los Angeles Superior Court. The complaint (the "Complaint") purported to state a claim under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 for alleged misrepresentations in connection with the Company's initial public offering (the "IPO") in August 1996. Mr. Robinson purported to represent a class of all purchasers of the Company's stock in the IPO and sought unspecified damages.

    On October 1, 1998, Mr. Robinson filed an amended complaint ("The Amended Complaint") naming the same parties as defendants. In the Amended Complaint, Mr. Robinson purports to represent the same class of purchasers of the Company's stock in its IPO. As in the original complaint, the Amended Complaint purports to state claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 for alleged misrepresentations in connection with the Company's IPO. On December 15, 1998, the Company filed a Demurrer and Motion to Strike the Amended Complaint. While it is too soon to predict the outcome of the case with any certainty, the Company believes that it has meritorious defenses to each of the claims asserted and intends to vigorously defend itself.

    On October 26, 1998, Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, (the "Marcianos"), as well as the Company, were named as defendants in a shareholder's derivative complaint entitled John N. Robinson v. Maurice Marciano, Paul Marciano and Armand Marciano and Guess?, filed in the Los Angeles Superior Court. The complaint (the "Derivative Complaint") purports to state a claim for intentional breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud and abuse of control in connection with the Marcianos' management of the Company since its IPO. On January 11, 1999, the Marcianos filed a Demurrer and Motion to Strike the Derivative Complaint. The Company joined in the Demurrer and the Motion to Strike, both of which are set for hearing on March 25, 1999. While it is too soon to predict the outcome of the case with any certainty, the defendants believe they have meritorious defenses to each of the claims asserted and intend to vigorously defend themselves.

    The Company believes the outcome of one or more of the above cases could have a material adverse effect on the Company's financial condition and results of operations.

(10) SAVINGS PLAN

    On January 1, 1992, the Company established the Guess ? Inc. Savings Plan (the "Savings Plan") under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees ("associates") may contribute up to 15% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 1.5% of the associates' annual compensation. The Company's contributions to the Savings Plan for each of the three years ended December 31, 1998, 1997 and 1996 aggregated $0.3 million.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(11) QUARTERLY INFORMATION (UNAUDITED)

    The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1998 and 1997 (in thousands, except per share data):

                                                           FIRST       SECOND      THIRD       FOURTH
YEAR ENDED DECEMBER 31, 1998                              QUARTER     QUARTER     QUARTER     QUARTER
-------------------------------------------------------  ----------  ----------  ----------  ----------
Net revenue............................................  $  110,768  $   98,068  $  130,138  $  132,957
Gross profit...........................................      46,452      44,235      54,782      54,383
Net earnings...........................................       7,951       3,440       9,639       4,081
Basic and diluted earnings per share...................  $     0.19  $     0.08  $     0.22  $     0.10

                                                           FIRST       SECOND      THIRD       FOURTH
YEAR ENDED DECEMBER 31, 1998                              QUARTER     QUARTER     QUARTER     QUARTER
-------------------------------------------------------  ----------  ----------  ----------  ----------
Net revenue............................................  $  135,736  $  118,515  $  142,442  $  118,679
Gross profit...........................................      61,584      54,449      64,374      46,557
Earnings (loss) before income taxes and cumulative
  effect of change in accounting principle.............      23,746      13,519      21,699      (4,077)
Earnings (loss) before cumulative effect of change in
  accounting principle.................................      14,052       8,528      13,106      (2,136)
Net earnings (loss)....................................      18,013       8,528      13,106      (2,136)
Basic and diluted earnings per share...................  $     0.42  $     0.20  $     0.31  $    (0.05)

    During the fourth quarter of 1997, the Company recorded approximately $3 million in non-recurring general and administrative expenses and approximately $10 million in markdowns and returns in excess of anticipated levels.

(12) SEGMENT INFORMATION

    In accordance with the requirements of SFAS 131, "Disclosures about Segments of and Enterprise and Related Information," the Company's reportable business segments and respective accounting policies, policies of the segments are the same as those described in note 1. Management evaluates segment performance based primarily on revenue and earnings from operations. Interest income and expense is evaluated on a consolidated basis and not allocated to the Company's business segments.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

    Segment information is summarized as follows for the years ended December 31, 1998, 1997 and 1996 (in thousands).

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1998        1997        1996
                                                           ----------  ----------  ----------
Net revenue:
  Wholesale operations...................................  $  212,504  $  250,040  $  288,046
  Retail operations......................................     222,624     215,873     209,828
  Licensing operations...................................      36,803      49,459      53,288
                                                           ----------  ----------  ----------
                                                           $  471,931  $  515,372  $  551,162
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Earnings from operations:
  Wholesale operations...................................  $    8,209  $   16,179  $   33,143
  Retail operations......................................      12,034       5,008      11,664
  Licensing operations...................................      36,803      49,459      53,288
                                                           ----------  ----------  ----------
                                                           $   57,046  $   70,646  $   98,095
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Capital expenditures:
  Wholesale operations...................................  $    8,136  $   19,225
  Retail operations......................................       5,602      29,611
  Licensing operations...................................          --          --
                                                           ----------  ----------
                                                           $   13,738  $   48,836
                                                           ----------  ----------
                                                           ----------  ----------
Total assets
  Wholesale operations...................................  $  159,069  $  175,361
  Retail operations......................................      93,140      97,790
  Licensing operations...................................      11,563      14,663
                                                           ----------  ----------
                                                           $  263,772  $  287,814
                                                           ----------  ----------
                                                           ----------  ----------

    The table below presents information related to geographic areas in which the Company operated in during 1998 and 1997 (in thousands).

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1998        1997        1996
                                                           ----------  ----------  ----------
Net sales:
  United States..........................................  $  434,207  $  455,969  $  484,359
  Asia...................................................      13,859      22,277      19,149
  Europe.................................................      10,600      19,812      31,261
  South America..........................................       5,066       7,965       5,167
  North America (non U.S.)...............................       4,050       4,423       4,407
  Other..................................................       4,149       4,926       6,819
                                                           ----------  ----------  ----------
                                                           $  471,931  $  515,372  $  551,162
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(13) STOCK OPTION PLAN

    On July 30, 1996, the Board of Directors adopted the Guess ?, Inc. 1996 Non-Employee Directors' Stock Option Plan pursuant to which the Board of Directors may grant stock options to non-employee directors. This plan authorizes grants of options to purchase up to 500,000 shares of authorized but unissued Common Stock. At December 31, 1998, 1997 and 1996, there were 70,451, 28,886 and 0 options issued under this plan, respectively. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have ten-year terms and vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant.

    On July 30, 1996, the Board of Directors adopted the Guess ?, Inc. 1996 Equity Incentive Plan (the "Plan") pursuant to which the Board of Directors may grant stock options to officers, key associates and consultants. The Plan authorizes grants of options to purchase up to 4,500,000 shares of authorized but unissued Common Stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have ten-year terms (five years in the case of an incentive stock option granted to a ten-percent shareholder) and vest and become fully exercisable after varying time periods from the date of grant based on length of service or specified performance goals.

    At December 31, 1998, 1997 and 1996, there were 2,841,825, 3,208,645 and
3,248,895 additional shares available for grant under the Plan, respectively. The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $4.24, $9.75 and $15.83, respectively on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998, 1997 and 1996 expected dividend yields of 0.0%, 0.0% and 0.0%, respectively, 1998, 1997 and 1996 risk-free interest rates of 4.87%, 6.50% and 6.57%, respectively, 1998, 1997 and 1996 volatility factors of 63%, 30% and 27%, respectively, and 1998, 1997 and 1996 expected lives of four years.

    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation based on the fair value at the grant date for its stock options under FASB Statement No. 123 ("SFAS No. 123"), the Company's pro forma net earnings and net earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Pro forma net earnings.......................................  $  24,574  $  35,222  $  48,287
Pro forma earnings per share.................................  $    0.57  $    0.82  $    1.15

    Pro forma net earnings reflect only options granted since the inception of the Plan on July 30, 1996. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of four years.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(13) STOCK OPTION PLAN (CONTINUED)
    Stock option activity during the period indicated is as follows:

                                                                 NUMBER OF   WEIGHTED-AVERAGE
                                                                  SHARES      EXERCISE PRICE
                                                                -----------  ----------------
Balance at July 30, 1996......................................           --     $       --
  Granted.....................................................    1,287,105          17.74
  Exercised...................................................           --             --
  Forfeited...................................................      (36,000)        (18.00)
  Expired.....................................................           --             --
                                                                -----------        -------
Balance at December 31, 1996..................................    1,251,105          17.73
  Granted.....................................................    1,406,105          10.78
  Exercised...................................................           --             --
  Forfeited...................................................   (1,365,855)        (16.88)
  Expired.....................................................           --             --
                                                                -----------        -------
Balance at December 31, 1997..................................    1,291,355     $    11.05
  Granted.....................................................    1,035,600           4.24
  Exercised...................................................           --             --
  Forfeited...................................................     (668,780)        (10.92)
  Expired.....................................................           --             --
                                                                -----------        -------
Balance at December 31, 1998..................................    1,658,175     $     6.86
                                                                -----------        -------
                                                                -----------        -------

    At December 31, 1998, 1997 and 1996, the weighted-average exercise price was $6.86, $11.05 and $17.73, respectively, and the weighted-average remaining contractual lives of outstanding options were 9.0, 8.85 and 9.63 years, respectively.

    The following table summarizes information about stock options outstanding and exercisable at December 31, 1998.

                                OPTIONS OUTSTANDING
                   ----------------------------------------------       OPTIONS EXERCISABLE
                                         WEIGHTED                  ------------------------------
                                         AVERAGE       WEIGHTED                        WEIGHTED
                        NUMBER          REMAINING       AVERAGE         NUMBER          AVERAGE
RANGE OF EXERCISE   OUTSTANDING AT     CONTRACTUAL     EXERCISE     EXERCISABLE AT     EXERCISE
     PRICES        DECEMBER 31, 1998       LIFE          PRICE     DECEMBER 31, 1998     PRICE
-----------------  -----------------  --------------  -----------  -----------------  -----------
$  3.94 to $ 5.58         981,100         9.8 years    $    4.18               0       $    0.00
   9.00 to  11.00         677,075         7.9 years        10.73         315,875           10.84
                   -----------------                                     -------
                        1,658,175         9.0 years         6.86         315,875           10.84
                   -----------------                                     -------
                   -----------------                                     -------

    At December 31, 1997 and 1996, the number of options exercisable was 179,527 and 35,568, respectively. The weighted-average exercise price of those options was $11.03 and $18.00, respectively.

    On August 11, 1997, the options granted on August 13, 1996, with an original exercise price of $18.00, were repriced to $11.00. All other terms of these options granted remained the same.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(14) ACQUISITIONS

    On December 4, 1996, the Company entered into an Asset Purchase Agreement in which the Company purchased the rights, title and interest to the existing License Agreement between the Company and Sweatshirt Apparel U.S.A., Inc. ("Sweatshirt Apparel"), for the manufacturing and distribution rights for Guess women's knitwear products. In connection with the Asset Purchase Agreement, the existing License Agreement between the Company and Sweatshirt Apparel was terminated on December 31, 1996. The aggregate purchase price was $10.0 million, of which $5.0 million was paid in cash prior to December 31, 1996, and $2.0 million was paid in cash and $3.0 million was settled in the form of a stock issuance, both of which occurred on January 2, 1997 (216,216 shares at $13.87 per share). In addition, one of the Principal Stockholders of Sweatshirt Apparel will receive an earnout of no less than $0.5 million for each of five years, commencing in 1997.

    In May 1997, the Company formed a joint venture in Europe with the Fingen Group, a leading European apparel manufacturer and distributor owned by the Fratini family. The new joint venture, Maco Apparel, S.p.a., entered into a license agreement with the Company for the manufacture and sale of Guess jeanswear throughout Europe and purchased the Company's then-existing wholesale operations in Italy. Maco Apparel, S.p.a. produces a full collection of casual lifestyle jeanswear apparel, including men's and women's jeans. The Company will continue to design the collections to be sold in the European market. In addition, an affiliate of Maco Apparel, S.p.a., Fingen Apparel N.V., has entered into a retail store license agreement with the Company for the opening and operation of Guess retail stores throughout Europe.

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

    The write-down to net realizable value related to the disposal of the warehouse and production facilities of $2.4 million is based upon the asset carrying value of $5.7 million less its appraisal value of $3.9 million and includes a provision of $.6 million for estimated disposal costs, comprised primarily of commissions, title fees and other customary real estate closing costs. The write-down related to the sale of the aircraft of $1.2 million is based upon the asset carrying value of $7.2 million less the sale price of $6.0 million. The estimated costs of disposal of the aircraft were immaterial.

(16) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR PRODUCT DISPLAY FIXTURES

    Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures are capitalized and amortized over five years using the straight-line method. In prior years, these costs had been expensed as incurred. The Company believes that this new method will more closely match the long-term benefit that the product display fixtures provide with the expected future revenue from such fixtures. The cumulative effect of the change in accounting principle, recorded in the first quarter of 1997, is calculated based upon the retroactive effect of applying the new accounting method to prior year fixture acquisitions. The cumulative effect of the change in accounting principle of $4.0 million (after reduction for income tax expense of $2.7 million) is included in earnings for the year ended December 31, 1997. Excluding the

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

(16) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR PRODUCT DISPLAY FIXTURES (CONTINUED) cumulative effect of the change in accounting principle, the effect of the change during 1997 was to increase net earnings by approximately $6.2 million or $0.14 per share.

(17) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgement is required in estimated fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market.

    The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value.

    CASH AND CASH EQUIVALENTS

    The carrying amount approximates fair value because of the short maturity of these instruments.

    INVESTMENT SECURITIES

    The fair value of the Company's investment securities is based on quoted market prices.

    LONG-TERM DEBT

    The fair value of the Company's long-term debt is estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.

    NOTES RECEIVABLE/PAYABLE AND ADVANCES DUE TO/FROM RELATED PARTIES

    It is not practicable to estimate the fair value of notes receivable or advances due to related parties and notes payable and advances due from related parties due to the nature of these instruments.

    The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                  DECEMBER 31, 1998      DECEMBER 31, 1997
                                                 --------------------  ----------------------
                                                 CARRYING     FAIR      CARRYING
                                                  AMOUNT      VALUE      AMOUNT    FAIR VALUE
                                                 ---------  ---------  ----------  ----------
Cash and cash equivalents......................  $  17,753  $  17,753  $    8,204  $    8,204
Investment securities..........................      1,118      1,118       2,340       2,340
Long-term debt.................................     99,000     97,515     105,000     107,888
Notes receivable/payable and advances Due
  to/from related parties......................      1,597      1,597       2,060       2,060

                                  SCHEDULE II

                          GUESS ?, INC. & SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                 (IN THOUSANDS)

                                                                  BALANCE AT   CHARGED TO   DEDUCTIONS   BALANCE AT
                                                                   BEGINNING    COSTS AND       AND          END
DESCRIPTION                                                        OF PERIOD    EXPENSES    WRITE-OFFS    OF PERIOD
----------------------------------------------------------------  -----------  -----------  -----------  -----------
As of December 31, 1996
  Allowance for obsolescence....................................   $   4,360    $    (218)   $    (885)   $   3,257
  Accounts receivable...........................................      10,849        4,263       (5,392)       9,720

As of December 31, 1997
  Allowance for obsolescence....................................       3,257        3,764       (3,456)       3,565
  Accounts receivable...........................................       9,720       12,746      (11,270)      11,196

As of December 31, 1998
  Allowance for obsolescence....................................       3,565        3,512       (3,217)       3,860
  Accounts receivable...........................................      11,196        8,542      (11,901)       7,837

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 23, 1999.

                                GUESS ?, INC.

                                By:             /s/ MAURICE MARCIANO
                                     -----------------------------------------
                                                  Maurice Marciano
                                               CHAIRMAN OF THE BOARD,
                                        CHIEF EXECUTIVE OFFICER AND DIRECTOR

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
     /s/ MAURICE MARCIANO         Chief Executive Officer
------------------------------    and Director (Principal     March 23, 1999
       Maurice Marciano           Executive Officer)

      /s/ PAUL MARCIANO
------------------------------  President, Chief Operating    March 23, 1999
        Paul Marciano             Officer and Director

     /s/ ARMAND MARCIANO        Senior Executive Vice
------------------------------    President, Assistant        March 23, 1999
       Armand Marciano            Secretary and Director

                                Executive Vice President
                                  and Chief Financial
      /s/ BRIAN FLEMING           Officer (Principal
------------------------------    Financial Officer and       March 23, 1999
        Brian Fleming             Chief Accounting
                                  Officer)

       /s/ ALDO PAPONE
------------------------------  Director                      March 23, 1999
         Aldo Papone

       /s/ ROBERT DAVIS
------------------------------  Director                      March 23, 1999
         Robert Davis

        /s/ ALICE KANE
------------------------------  Director                      March 23, 1999
          Alice Kane

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       3.1   Restated Certificate of Incorporation of the Registrant. (1)
       3.2   Bylaws of the Registrant. (1)
       4.3   Specimen stock certificate. (1)
      10.1   Amended and Restated Stockholders' Agreement. (2)
      10.20  Amended and Restated Revolving Credit Agreement, dated as of March 28, 1997. (2)
      10.22  1996 Equity Incentive Plan. (1)
      10.23  1996 Non-Employee Directors' Stock Option Plan. (1)
      10.24  Annual Incentive Plan. (1)
      10.25  Employment Agreement between the Registrant and Maurice Marciano. (2)
      10.26  Employment Agreement between the Registrant and Paul Marciano. (2)
      10.27  Employment Agreement between the Registrant and Armand Marciano. (2)
      10.28  Registration Rights Agreement among the Registrant and certain stockholders of the Registrant. (2)
      10.29  Indemnification Agreement among the Registrant and certain stockholders of the Registrant. (2)
      10.30  Indemnification Agreements between the Registrant and certain executives and directors. (2)
      10.31  First Amendment to Amended and Restated Shareholders' Agreement. (3)
      10.32  First Amendment and Waiver to Amended and Restated Revolving Credit Agreement by and between the
             Registrant and BankBoston, NA, F/K/A The First National Bank of Boston, Sanwa Bank California and the
             Financial Institutions Party hereto. (4)
      10.33  Amended and Restated 1996 Non-Employee Directors' Stock Option Plan, as amended through March 3, 1997.
             (5)
      10.34  Second Amendment and Consent to the Amended and Restated Revolving Credit Agreement by and between Guess
             ?, Inc. And BankBoston, N.A.,F/K/A The First National Bank of Boston, Sanwa Bank California and the
             Financial Institutions Party Hereto. (6)
      10.35  Third Amendment and Consent to the Amended and Restated Revolving Credit Agreement by and between Guess
             ?, Inc. And BankBoston, N.A., F/K/A The First National Bank of Boston, Sanwa Bank California and the
             Financial Institutions Party Hereto. (6)
      10.36  Amendment No. 1 to The Guess ?, Inc. Amended and Restated 1996 Non- Employee Directors' Stock Option
             Plan. (7)
      10.37  Employment Agreement dated July 6, 1998 between Guess ?, Inc. and Brian L. Fleming. (7)
      10.38  Fourth Amendment and Consent to the Amended and Restated Revolving Credit Agreement by and between Guess
             ?, Inc. And BankBoston, N.A., F/K/A The First National Bank of Boston, Sanwa Bank California and the
             Financial Institutions Party Hereto. (8)
      18.0   Letter regarding change in accounting principles. (5)
     *21.1   List of Subsidiaries.
     *27.1   Financial Data Schedule.

--------------------------

*   Filed herewith

(b) Financial Statement Schedule:

    Schedule II--Description Valuation and Qualifying Accounts

--------------------------

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

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997.

(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1998.