Form 10-Q
period 1999-03-27
GUESS INC ET AL/CA/
filed 1999-05-11
CIK 912463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 27, 1999

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

As of May 7, 1999, the registrant had 42,939,702 shares of Common Stock, $0.01 par value, outstanding.

                                  GUESS ?, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                             Page
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) -
             as of March 27, 1999 and December 31, 1998......................  1

         Condensed Consolidated Statements of Earnings (Unaudited) -
             First Quarters ended March 27, 1999 and March 29, 1998..........  2

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
             First Quarters ended March 27, 1999 and March 29, 1998..........  3

         Notes to Condensed Consolidated Financial Statements (Unaudited)....  4

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................  7

Item 3.  Quantitative and Qualitative Disclosures About Market Risks......... 11

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings................................................... 12

Item 2.  Changes in Securities and Use of Proceeds........................... 13

Item 3.  Defaults Upon Senior Securities..................................... 13

Item 4.  Submission of Matters to a Vote of Security Holders................. 13

Item 5.  Other Information................................................... 13

Item 6.  Exhibits and Reports on Form 8-K.................................... 14


                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         GUESS ?, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                 (Unaudited)

                                                                   Mar 27,           Dec 31,
                                                                    1999              1998
                                                                  --------          --------
                                     ASSETS

Current assets:
  Cash........................................................     $ 3,441           $ 5,853
  Investments.................................................      14,000            11,900
  Receivables:
     Trade receivables, net of reserves.......................      39,389            19,685
     Royalties, net of reserves...............................      11,668            10,780
     Other....................................................       3,519             3,673
                                                                  --------          --------
                                                                    54,576            34,138
  Inventories, net of reserves (note 3).......................      70,882            89,499
  Prepaid expenses............................................       5,633             8,206
  Deferred tax assets.........................................       6,496             6,496
                                                                  --------          --------
        Total current assets..................................     155,028           156,092
Property and equipment, at cost, net of accumulated
  depreciation and amortization...............................      83,190            86,453
Other assets, at cost, net of accumulated amortization........      23,862            21,227
                                                                  --------          --------
                                                                  $262,080          $263,772
                                                                  ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................     $23,109           $32,802
  Accrued expenses............................................      17,989            21,770
  Income taxes payable........................................       4,663               210
                                                                  --------          --------
        Total current liabilities.............................      45,761            54,782
Notes payable and long-term debt..............................      95,000            99,000
Other liabilities.............................................       9,334             9,581
                                                                  --------          --------
                                                                   150,095           163,363
Stockholders' equity:
  Preferred stock, $0.01 par value. Authorized 10,000,000
    shares; no shares issued and outstanding..................          --                --
  Common stock, $0.01 par value. Authorized 150,000,000
    shares; issued 62,949,577 and 62,637,327 shares,
    outstanding 42,918,785 and 42,906,535 shares at
    March 27, 1999 and December 31, 1998, respectively,.......         137               137
  Paid-in capital.............................................     158,687           158,589
  Retained earnings...........................................     104,029            92,543
  Accumulated other comprehensive income (loss)...............         (92)              (84)
  Treasury stock, 20,030,792 shares repurchased...............    (150,776)         (150,776)
                                                                  --------          --------
        Net stockholders' equity..............................     111,985           100,409
                                                                  --------          --------
                                                                  $262,080          $263,772
                                                                  ========          ========

      See accompanying notes to condensed consolidated financial statements

                         GUESS ?, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                              First Quarter Ended
                                                           ---------------------------
                                                           March 27,         March 29,
                                                             1999              1998
                                                           ---------         ---------
Net revenue:
    Product sales........................................   $119,941          $100,205
    Net royalties........................................      9,111            10,563
                                                           ---------         ---------
                                                             129,052           110,768
Cost of sales............................................     75,024            64,316
                                                           ---------         ---------
Gross profit.............................................     54,028            46,452
Selling, general & administrative expenses...............     32,280            30,024
                                                           ---------         ---------
    Earnings from operations.............................     21,748            16,428

Other income (expense):
    Interest, net........................................     (2,333)           (3,182)
    Other, net...........................................       (112)             (212)
                                                           ---------         ---------
                                                              (2,445)           (3,394)

    Earnings before income taxes.........................     19,303            13,034
Income taxes.............................................      7,817             5,083
                                                           ---------         ---------
    Net earnings.........................................    $11,486            $7,951
                                                           =========         =========

Basic and diluted earnings per share:
-------------------------------------
Net earnings - basic and diluted.........................      $0.27             $0.19
                                                           =========         =========
Weighted number of shares outstanding - basic............     42,919            42,902
                                                           =========         =========
Weighted number of shares outstanding - diluted..........     43,177            42,903
                                                           =========         =========

      See accompanying notes to condensed consolidated financial statements

                         GUESS ?, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                       First Quarter Ended
                                                                    ---------------------------
                                                                    March 27,         March 29,
                                                                      1999              1998
                                                                    ---------         ---------
Cash flows from operating activities:
    Net earnings..................................................    $11,486            $7,951
    Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
       Depreciation and amortization of property and
          equipment...............................................      5,517             5,693
       Amortization of other assets...............................        220               199
       Foreign currency translation adjustment....................          9                65
       Loss on disposition of property and equipment..............         15                --
       Undistributed equity method earnings.......................         (2)              128
    Issuance of common stock......................................         98                --
       (Increase) decrease in:
          Receivables.............................................    (20,439)          (16,873)
          Inventories.............................................     18,618             7,114
          Prepaid expenses and other current assets...............      2,573             3,708
          Other assets............................................       (229)              147
       Increase (decrease) in:
          Accounts payable........................................     (9,693)           (6,131)
          Accrued expenses........................................     (4,011)           (7,744)
          Income taxes payable....................................      4,453               (64)
                                                                    ---------         ---------
         Net cash provided by (used in) operating activities......      8,615            (5,807)

Cash flows from investing activities:
    Purchases of property and equipment...........................     (2,292)           (1,334)
    Proceeds from the disposition of property and equipment.......          6                --
    Lease incentives granted......................................         --               154
    Acquisition of license........................................       (125)               94
    Increase in short-term investments............................     (2,100)               --
    Increase in long-term investments.............................     (2,500)               --
                                                                    ---------         ---------
         Net cash used in investing activities....................     (7,011)           (1,086)

Cash flows from financing activities:
    Proceeds from notes payable and long-term debt................         --            40,400
    Repayments of notes payable and long-term debt................     (4,000)          (34,000)
                                                                    ---------         ---------
         Net cash provided by (used in) financing activities......     (4,000)            6,400

Effect of exchange rates on cash..................................        (16)              (15)
Net decrease in cash..............................................     (2,412)             (508)
Cash, beginning of period.........................................      5,853             8,204
                                                                    ---------         ---------
Cash, end of period...............................................     $3,441            $7,696
                                                                    =========         =========

Supplemental disclosures:
-------------------------
    Cash paid during the period for:
       Interest...................................................     $6,274            $6,951
       Income taxes...............................................        610               303

      See accompanying notes to condensed consolidated financial statements

                         GUESS ?, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 27, 1999

(1)   Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess ?, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of March 27, 1999 and the results of operations and cash flows for the three months ended March 27, 1999 and March 29, 1998. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(2)   Summary of Significant Accounting Policies

Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the first quarters ended March 27, 1999 and March 29, 1998, the difference between basic and diluted earnings per share was due to the dilutive impact of options to purchase common stock.

Business Segment Reporting

The Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," effective in 1998. SFAS No. 131 establishes new standards for reporting information about business segments and related disclosures about products and services, geographic areas and major customers. The business segments of the Company are wholesale, retail and licensing operations. Information to these segments is summarized in note 5.

Software Costs

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-5"). SOP 98-5 provides guidance on accounting for the costs of computer software developed or obtained for internal use. It is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 effective January 1, 1999 and determined that the adoption of SOP 98-5 did not have a material impact on the Company's financial reporting.

Start-up Costs

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), "Reporting on the Costs of Start-up Activities." SOP 98-1 requires that costs of start-up activities, including organization costs and retail store openings, be expensed as incurred. The Company adopted SOP 98-1 effective January 1, 1999 and determined the adoption of SOP 98-1 did not have a material impact on the Company's financial reporting.

Comprehensive Income

The Company adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," on January 1, 1998. The only difference between "net earnings" and "comprehensive income" is the impact from foreign currency translation adjustments. Accordingly, a reconciliation of comprehensive income for the three and nine months ended September 27, 1998 and September 28, 1997 is as follows (in thousands):

                                                      Three Months Ended
                                                  ----------------------------
                                                    Mar 27,            Mar 29,
                                                     1999               1998
                                                  ----------         ---------
Net earnings..................                      $11,486            $7,951
Foreign currency
 translation adjustment.......                           (9)              (65)
                                                  ---------          ---------
Comprehensive income..........                      $11,477            $7,886
                                                  =========          =========


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

(3)   Inventories

The components of inventory consist of the following (in thousands):

                                                       Mar 27,      Dec 31,
                                                        1999         1998
                                                     ---------     ---------
Raw materials....................................       $3,997        $9,400
Work in progress.................................        5,541         7,922
Finished goods - wholesale.......................       26,437        35,465
Finished goods - retail..........................       34,907        36,712
                                                     ---------     ---------
                                                       $70,882       $89,499
                                                     =========     =========

(4)   Income taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(5)   Segment Information

In accordance with the requirements of SFAS 131, "Disclosures about Segments of and Enterprise and Related Information," the Company's reportable business segments and respective accounting policies of the segments are the same as those described in note 2. Management evaluates segment performance based primarily on revenue and earnings from operations. Interest income and expense is evaluated on a consolidated basis and not allocated to the Company's business segments.

Net revenue and earnings from operations is summarized as follows for the quarters ended March 27, 1999 and March 29, 1998 (in thousands):

                                                   First Quarter Ended
                                                 Mar 27,          Mar 29,
                                                  1999              1998
                                                 -------          -------
Net revenue:
    Wholesale operations......................   $68,467          $60,682
    Retail operations.........................    51,474           39,523
    Licensing operations......................     9,111           10,563
                                                 -------          -------
                                                $129,052         $110,768
                                                 =======          =======

Earnings from operations:
    Wholesale operations......................   $14,031          $10,478
    Retail operations.........................         7           (3,149)
    Licensing operations......................     7,710            9,099
                                                 -------          -------
                                                 $21,748          $16,428
                                                 =======          =======

Due to the seasonal nature of these business segments, especially retail operations, the above net revenue and operating results for the first quarter are not necessarily indicative of the results that may be expected for the full fiscal year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

Various forward-looking statements have been made in this Form 10-Q. Forward-looking statements may also be in the registrant's other reports filed under the Securities Exchange Act of 1934, as amended, in its press releases and in other documents. In addition, from time to time, the registrant through its management may make oral forward-looking statements.

Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe," "expect," "anticipate," "optimistic," "intend," "aim," "estimate," "may," "plan," "predict," "will" or the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which refer only as of the date of which they are made. The registrant undertakes no obligation to update publicly or revise any forward-looking statements. Such statements are subject to a number of risks and uncertainties, including the timely availability and acceptance of products and the impact of competitive products and reference is hereby made to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for a discussion of important factors that could cause actual results to differ materially from the forward-looking statements.

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

RESULTS OF OPERATIONS

First Quarters Ended March 27, 1999 and March 29, 1998

NET REVENUE. Net revenue increased $18.3 million or 16.5% to $129.1 million in the first quarter ended March 27, 1999 from $110.8 million in the first quarter ended March 29, 1998. Net revenue from wholesale operations increased $7.8 million or 12.8% to $68.5 million from $60.7 million. The Company's wholesale net revenue increased primarily due to stronger demand for both the women's and men's product lines. Net revenue from retail operations increased $12.0 million or 30.2% to $51.5 million from $39.5 million, primarily attributable to a 28.9% increase in comparable store net revenue. The increase in comparable store net revenue was primarily due to improved merchandising and product assortment offerings. Net royalties decreased $1.5 million or 13.7% in the first quarter ended March 27, 1999 to $9.1 million from $10.6 million in the first quarter ended March 29, 1998. The decline in net royalties was primarily due to decreased revenue from certain discontinuing licenses and the continued economic pressures on Asian, South American and Mexican licenses, partially offset by growth in European licensing revenue. Net revenue from international operations comprised 8.4% and 10.0% of the Company's net revenue during the first quarters of 1999 and 1998, respectively. The decrease in the percentage of revenue from international operations was primarily due to the increased domestic revenue.

GROSS PROFIT. Gross profit increased 16.3% to $54.0 million in the first quarter ended March 27, 1999 from $46.5 million in the first quarter ended March 29, 1998. The increase in gross profit was due to higher net revenue from product sales, partially offset by lower net royalties. Gross margin remained the same at 41.9% in the quarter ended March 27, 1999 compared to the quarter ended March 29, 1998. Gross margin from product sales increased to 37.5% in the quarter ended March 27, 1999 compared to 35.8% in the quarter ended March 29, 1998. The increase in gross margin was primarily attributable to fixed store occupancy costs being spread over a higher comparable store revenue base in the 1999 period.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased 7.5% in the quarter ended March 27, 1999 to $32.3 million, or 25.0% of net revenue, from $30.0 million, or 27.1% of net revenue, in the first quarter ended March 29, 1998. The increase was primarily due to higher store selling expenses, related to higher retail volume. As a percentage of net revenue, the decrease in SG&A costs was the result of fixed expenses being spread over a higher revenue base in the 1999 period.

EARNINGS FROM OPERATIONS. Earnings from operations increased $5.3 million or 32.4% to $21.7 million, or 16.9% of net revenue, in the first quarter ended March 27, 1999 from $16.4 million, or 14.8% of net revenue, in the first quarter ended March 29, 1998. The increase in earnings from operations was primarily due to higher revenue from wholesale and retail operations, partially offset by a decrease in net revenue from licensing operations. Earnings from wholesale operations increased 33.9% to $14.0 million, or 10.9% of net revenue, in the first quarter ended March 27, 1999 from $10.5 million, or 9.5% of net revenue, in the first quarter ended March 29, 1998 primarily due to increased revenue from both the men's and women's product lines. Earnings from retail operations increased 100.2% to $0.0 million in the first quarter ended March 27, 1999 from a loss of $3.1 million, or 2.8% of net revenue, in the first quarter ended March 29, 1998, primarily due to higher revenue. Earnings from retail operations reflect normal seasonal revenue patterns, with the first quarter typically producing the lowest retail revenue. Additionally, the lower seasonal earnings reflect fixed store occupancy costs being spread over this lower revenue base. Earnings from licensing operations decreased 15.3% to $7.7 million, or 6.0% of net revenue, in the first quarter ended March 27, 1999 from $9.1 million, or 8.2% of net revenue, in the first quarter ended March 29, 1998.

INTEREST EXPENSE, NET. Net interest expense decreased 26.7% to $2.3 million in the first quarter ended March 27, 1999 from $3.2 million in the first quarter ended March 29, 1998. The decrease in interest expense was due to lower outstanding debt in the first quarter ended March 27, 1999, partially offset by a higher net effective interest rate. For the first quarter ended March 27, 1999, the average debt balance was $96.8 million, with an average effective interest rate of 9.5%. For the first quarter ended March 29, 1998, the average debt balance was $146.9 million, with an average effective interest rate of 8.8%.

INCOME TAXES. The income tax provision for the first quarter ended March 27, 1999 was $7.8 million, or a 40.5% effective tax rate. The income tax provision for the first quarter ended March 29, 1998 was $5.1 million, or a 39.0% effective tax rate. The effective tax rates for both periods were impacted by certain realized state tax credits and tax planning strategies.

NET EARNINGS. Net earnings increased 44.5% to $11.5 million, or 8.9% of net revenue, in the first quarter ended March 27, 1999, from $8.0 million, or 7.2% of net revenue, in the first quarter ended March 29, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily on internally generated funds, trade credit and bank borrowings to finance its operations and expansion. At March 27, 1999, the Company had working capital of $109.3 million compared to $101.3 million at December 31, 1998. The increase was primarily due to a $20.4 million increase in net receivables and a $13.7 million decrease in accounts payable and accrued expenses, which were partially offset by an $18.6 million decrease in inventory and $6.8 million increase in income taxes payable. The increase in net receivables was primarily due to seasonal changes in volume.

The Company's Amended and Restated Revolving Credit Agreement dated March 28, 1997, as amended to date (the "Credit Agreement"), provides for a $100.0 million revolving credit facility, which includes a $25.0 million sublimit for letters of credit. At March 27, 1999, the Company had no outstanding borrowings under the revolving credit facility, $1.7 million in outstanding standby letters of credit and $12.0 million in outstanding commercial letters of credit. At March 27, 1999, the Company had $86.3 million available for future borrowings under such facility. The revolving credit facility will expire in December 1999. The Credit Agreement contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of March 27, 1999.

Capital expenditures, net of lease incentives granted, totaled $2.3 million in the quarter ended March 27, 1999. The Company estimates its capital expenditures for fiscal 1999 will be approximately $62.0 million, primarily for the retail store expansion and remodeling, shop-in-shop programs, a new distribution center and operations. The Company is currently in the process of amending its Credit Agreement to permit fiscal year 1999 capital expenditures to be at the level described above.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 1999 for working capital and interest on the Company's senior subordinated notes, primarily with cash flow from operations, supplemented, if necessary, by borrowings under its revolving Credit Agreement and anticipated replacements thereof.

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

THE YEAR 2000 ISSUE

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

In recognition of this risk, the Company has established a Year 2000 Project Team. The Company began its Year 2000 readiness assessment and remediation efforts in 1996. The effort was divided into 4 phases: Phase 1: assessment, Phase 2: remediation, Phase 3: testing and certification, and Phase 4: contingency plans.

State of Readiness

Phase 1 and Phase 2 included a review of all hardware and software systems, business functions and trading partners that contain and/or exchange date-sensitive information. Critical IT systems, which include the Company's enterprise-wide information system, time clocks, e-mail and phone systems, are stated Year 2000 compliant with initial testing of systems currently underway. The Company is currently performing diagnostics and implementing Year 2000 compliant solutions in its non-IT systems, such as manufacturing equipment and those systems involved with facility management (security systems, air/heating systems, fire suppression systems). Phases 1 and 2 are concluded. The Company estimates that it will complete its Phase 3 Testing and Certification efforts by mid-1999.

The Company's Year 2000 Project Team is coordinating the global effort and monitoring progress of the Year 2000 readiness with respect to its business partners. The Company has initiated communications with all of its key business partners to determine their extent and plans for Year 2000 compliance. As part of this process, the Company has requested written assurances from its key external business partners as to their Year 2000 readiness status and their plans to become Year 2000 compliant. As of December 31, 1998, the Company has received responses from most of its key vendors acknowledging their compliance, or intent to comply, with Year 2000 issues. In the case of some key vendors, the Company has, and will continue to, obtain and review the compliance testing plans and results to validate the assurances. This process is ongoing and is expected to continue throughout 1999.

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

At the present time, the Company is not aware of any Year 2000 issues that are expected to materially affect its products, services, competitive position or financial performance. However, despite the significant and best-efforts to make its systems and facilities Year 2000 compliant, the compliance of its business partners and third-party service providers, is beyond the Company's control. Accordingly, the Company can give no assurances that the failure of key suppliers or other third parties to comply with Year 2000 requirements will not have an adverse effect on the Company.

Costs to Address Year 2000 Issues

The costs to plan for, modify, or replace systems for the Year 2000 issue are estimated by the Company to amount to approximately $3 million. The costs associated with the Year 2000 project have been budgeted and tracked as a separate project and have been occurring in conjunction with normal operating activities. These costs are being funded through operating cash flows and being expensed over the four-year project period, as incurred. The Company has engaged and will continue to engage external expertise to supplement internal staff. Management believes that the internal staff time invested to address Year 2000 issues should not have a materially adverse affect on other projects and is, in fact, effecting process improvements as a by-product of this investment.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks.

Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

Litigation
On August 7, 1996, a class action complaint naming the Company and certain of its independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, titled as Brenda Figueroa et. al.
v. Guess ?, Inc. et. al. (Case No. BC 155 165). In this case, an alleged class action, plaintiffs assert claims for violation of state wage and hour laws, wrongful discharge, and breach of contract arising out of the Company's relationship with its independent contractors and actions taken by the Company's independent contractors with respect to the employees of such independent contractors. Plaintiffs also allege that the Company breached its agreement with the United States Department of Labor regarding the monitoring of its independent contractors. The Court has held two hearings on certifying the alleged class. The Court has scheduled an additional hearing on whether a class will be certified for May 10, 1999. While the Court has not announced a final ruling, the Court has indicated it likely will at least certify a class of plaintiffs who allege wrongful termination claims.

On July 7, 1998, UNITE filed with the National Labor Relations Board ("NLRB")charges against the Company alleging that the Company violated the National Labor Relations Act("NLRA")by failing to uphold certain obligations under a prior settlement agreement with the NLRB, by denying pro-union employees access to the Company's facilities, by conferring new benefits to employees, by making false accusations against UNITE, by conducting video surveillance of UNITE's offices, and by assisting and organizing an anti-union demonstration. These allegations have been dismissed by the Regional Director for Region 21 of the NLRB. UNITE has appealed the Regional Director's dismissal of the charge to the NLRB's Office of Appeals.

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

On October 1, 1998, Mr. Robinson filed an amended complaint ("The Amended Complaint") naming the same parties as defendants. In the Amended Complaint, Mr. Robinson purports to represent the same class of purchasers of the Company's stock in its IPO. As in the original complaint, the Amended Complaint purports to state claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 for alleged misrepresentations in connection with the Company's IPO. On December 15, 1998, the Company filed a Demurrer and Motion to Strike the Amended Complaint. These motions have not yet been heard by the Court. While it is too soon to predict the outcome of the case with any certainty, the Company believes that it has meritorious defenses to each of the claims asserted and intends to vigorously defend itself.

On October 26, 1998, Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, (the "Marcianos"), as well as the Company, were named as defendants in a shareholder's derivative complaint entitled John N. Robinson
v. Maurice Marciano, Paul Marciano and Armand Marciano and Guess ?, Inc. , filed in the Los Angeles Superior Court. The complaint (the "Derivative Complaint") purports to state a claim for intentional breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud and abuse of control in connection with the Marcianos' management of the Company since its IPO. On January 11, 1999, the Marcianos filed a Demurrer and Motion to Strike the Derivative Complaint. The Company joined in the Demurrer and the Motion to Strike, both of which were heard on March 25, 1999. On March 25, 1999, the Court sustained the Marciano's demurrer, but granted the plaintiffs 20 days to file an amended complaint, which has since been filed. While it is too soon to predict the outcome of the case with any certainty, the defendants believe they have meritorious defenses to each of the claims asserted and intend to vigorously defend themselves.

The Company believes the outcome of one or more of the above cases could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 1999.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a)    Exhibits:


Exhibit
Number                             Description
-------                            -----------
    3.1.   Restated Certificate of Incorporation of the Registrant. (1)
    3.2.   Bylaws of the Registrant. (1)
    4.3.   Specimen stock certificate. (1)
   27.1.   Financial Data Schedule*


*          filed herewith.

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.


--------------------------------
b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended March 27, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GUESS ?, INC.


Date:  May 11, 1999              By:   /s/ MAURICE MARCIANO
                                       ------------------------------------
                                       Maurice Marciano
                                       Chairman of the Board, Chief Executive
                                       Officer and Director (Principal Executive
                                       Officer)

Date:  May 11, 1999              By:   /s/ BRIAN FLEMING
                                       ------------------------------------
                                       Brian Fleming
                                       Executive Vice President and
                                       Chief Financial Officer (Principal
                                       Financial Officer and Chief Accounting
                                       Officer)