Form 10-Q
period 1999-06-26
GUESS INC ET AL/CA/
filed 1999-08-10
CIK 912463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 26, 1999

                                       OR

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

       For the transition period from               to
                                     ---------------    ---------------

                         Commission File Number 1-11893

                          ----------------------------

                                  GUESS ?, INC.

                          ----------------------------

             (Exact name of registrant as specified in its charter)

           DELAWARE                                            95-3679695
    -----------------------                             -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

                            1444 South Alameda Street
                         Los Angeles, California, 90021
                          ----------------------------
                    (Address of principal executive offices)

                                 (213) 765-3100
                          ----------------------------
              (Registrant's telephone number, including area code)

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

As of August 3, 1999, the registrant had 43,085,040 shares of Common Stock, $.01 par value per share, outstanding.

                                  GUESS ?, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


Item 1.      Financial Statements                                                                              Page
             Condensed Consolidated Balance Sheets - (Unaudited)
                as of June 26, 1999 and December 31, 1998.......................................................1

             Condensed Consolidated Statements of Earnings (Unaudited) - Second
                Quarter and Six Months ended June 26, 1999 and June 28, 1998....................................2

             Condensed Consolidated Statements of Cash Flows (Unaudited) -
                Six Months ended June 26, 1999 and June 28, 1998................................................3

             Notes to Condensed Consolidated Financial Statements (Unaudited)...................................4

Item 2.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations...........................................................................7

Item 3.      Quantitative and Qualitative Disclosures about Market Risks.......................................11


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.................................................................................12

Item 2.      Changes in Securities and Use of Proceeds.........................................................13

Item 3.      Defaults Upon Senior Securities...................................................................13

Item 4.      Submission of Matters to a Vote of Security Holders...............................................13

Item 5.      Other Information.................................................................................13

Item 6.      Exhibits and Reports on Form 8-K..................................................................14

                          PART I. FINANCIAL INFORMATION

Item I. Financial Statements

                         GUESS ?, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                     ASSETS

                                                                                         June 26,      Dec 31,
                                                                                           1999          1998
                                                                                         --------     --------
Current assets:
    Cash..............................................................................   $  4,292     $  5,853
    Investments.......................................................................     29,810       11,900
    Receivables:
       Trade receivables, net of reserves.............................................     29,586       19,685
       Royalties, net of reserves.....................................................     11,979       10,780
       Other..........................................................................      3,292        3,673
                                                                                         --------     --------
                                                                                           44,857       34,138
    Inventories, net of reserves (note 3).............................................     79,895       89,499
    Prepaid expenses..................................................................     13,150        8,206
    Deferred tax assets...............................................................      6,496        6,496
                                                                                         --------     --------
          Total current assets........................................................    178,500      156,092
Property and equipment, at cost, less accumulated
    depreciation and amortization.....................................................     83,724       86,453
Other assets, at cost, less accumulated amortization..................................     23,958       21,227
                                                                                         --------     --------
                                                                                         $286,182     $263,772
                                                                                         ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable..................................................................   $ 36,489     $ 32,802
    Accrued expenses..................................................................     27,851       21,770
    Income taxes payable..............................................................         --          210
                                                                                         --------     --------
          Total current liabilities...................................................     64,340       54,782
Notes payable and long-term debt installments.........................................     93,562       99,000
Other liabilities.....................................................................      9,018        9,581
                                                                                         --------     --------
                                                                                          166,920      163,363
Stockholders' equity:
    Preferred stock, $.01 par value. Authorized 10,000,000............................
       shares; no shares issued and outstanding.......................................         --           --
    Common stock, $.01 par value. Authorized 150,000,000
       shares; issued 62,994,278 and 62,637,327 shares,
       outstanding 42,963,486 and 42,906,535 shares at
       June 26, 1999 and December 31, 1998, respectively..............................        138          137
    Additional paid-in capital........................................................    158,980      158,589
    Retained earnings.................................................................    111,046       92,543
    Accumulated other comprehensive loss..............................................       (126)         (84)
    Treasury stock, 20,030,792 shares repurchased ....................................   (150,776)    (150,776)
                                                                                         --------     --------
          Net stockholders' equity....................................................    119,262      100,409
                                                                                         --------     --------
                                                                                         $286,182     $263,772
                                                                                         ========     ========

       See accompanying notes to condensed consolidated financial statements.

                         GUESS ?, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                   Second Quarter Ended        Six Months Ended
                                                                  ---------------------     ----------------------
                                                                  June 26,     June 28,     June 26,      June 28,
                                                                    1999         1998         1999          1998
Net revenue:                                                      --------     --------     --------      --------
    Product sales.............................................    $110,181      $90,295     $230,122      $190,500
    Net royalties.............................................       9,376        7,773       18,487        18,336
                                                                  --------     --------     --------      --------
                                                                   119,557       98,068      248,609       208,836
Cost of sales.................................................      64,522       53,833      139,546       118,149
                                                                  --------     --------     --------      --------
Gross profit..................................................      55,035       44,235      109,063        90,687

Selling, general & administrative expenses....................      37,830       35,228       70,222        65,464

Severance costs relating to distribution
   facility relocation (note 5) ..............................       3,200           --        3,200            --
                                                                  --------     --------     --------      --------
Earnings from operations......................................      14,005        9,007       35,641        25,223

Interest, net.................................................      (2,205)      (3,409)      (4,538)       (6,591)
                                                                  --------     --------     --------       -------
Earnings before income taxes..................................      11,800        5,598       31,103        18,632
Income taxes (note 6).........................................       4,783        2,158       12,600         7,241
                                                                  --------     --------     --------      --------
Net earnings..................................................    $  7,017      $ 3,440     $ 18,503      $ 11,391
                                                                  ========     ========     ========      ========
Basic and diluted earnings per share:
------------------------------------
Net earnings - basic and diluted..............................    $   0.16      $  0.08     $   0.43      $   0.27
                                                                  ========     ========     ========      ========
Weighted average number of shares
    outstanding - basic.......................................      42,939       42,902       42,927        42,902
                                                                  ========     ========     ========      ========
Weighted average number of shares
    outstanding - diluted.....................................      43,286       42,903       43,237        42,905
                                                                  ========     ========     ========      ========

       See accompanying notes to condensed consolidated financial statements

                         GUESS ?, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                           -----------------------
                                                                                           June 26,       June 28,
                                                                                             1999           1998
                                                                                           --------       --------
Cash flows from operating activities:
    Net earnings........................................................................    $18,503        $11,391
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization of property and equipment..........................     11,026         11,591
       Amortization of other assets.....................................................        508            377
       Foreign currency translation adjustment..........................................        (16)             3
       (Gain) loss on disposition of property and equipment.............................       (211)            80
       Undistributed equity method earnings.............................................        (71)          (214)
       (Increase) decrease in:
          Receivables...................................................................    (10,719)        (5,240)
          Inventories...................................................................      9,604        (12,641)
          Prepaid expenses .............................................................     (4,944)         4,749
          Other assets..................................................................       (307)         1,371
       Increase (decrease) in:
          Accounts payable..............................................................      3,687         (1,605)
          Accrued expenses..............................................................      5,707         (2,945)
          Income taxes payable..........................................................       (210)           (87)
                                                                                           --------       --------
         Net cash provided by operating activities......................................     32,557          6,830

Cash flows from investing activities:
    Purchases of property and equipment.................................................     (8,527)        (5,510)
    Proceeds from the disposition of property and equipment.............................        252              6
    Lease incentives granted............................................................         --            154
    Acquisition of license..............................................................       (250)           (21)
    Increase decrease in short-term investments.........................................    (17,910)        (1,500)
    (Increase) decrease in long-term investments........................................     (2,611)           812
                                                                                           --------       --------
         Net cash used in investing activities..........................................    (29,046)        (6,059)

Cash flows from financing activities:

    Proceeds from notes payable and long-term debt......................................         --         57,300
    Repayments of notes payable and long-term debt......................................     (5,438)       (60,817)
    Issuance of common stock............................................................        392             --
                                                                                           --------       --------
         Net cash provided by financing activities......................................     (5,046)        (3,517)

Effect of exchange rates on cash........................................................        (26)            (6)
Net decrease in cash....................................................................     (1,561)        (2,752)
Cash, beginning of period...............................................................      5,853          8,204
                                                                                           --------       --------
Cash, end of period.....................................................................    $ 4,292        $ 5,452
                                                                                           ========       ========
Supplemental disclosures:
    Cash paid during the period for:
       Interest.........................................................................    $ 6,367         $7,903
       Income taxes.....................................................................     12,022            440

     See accompanying notes to condensed consolidated financial statements.

                         GUESS ?, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 26, 1999
                                 (in thousands)
                                   (unaudited)

(1)      Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess ?, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of June 26, 1999 and December 31, 1998, the consolidated statements of earnings for the three and six months periods ended June 26, 1999 and June 28, 1998, and the statements of cash flows for the six months ended June 26, 1999 and June 28, 1998. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three and six month periods ended June 26, 1999 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(2)      Summary of Significant Accounting Policies

Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the three and six months ended June 26, 1999 and June 28, 1998, the difference between basic and diluted earnings per share was due to the dilutive impact of options to purchase common stock. Options to purchase 812,936 shares of common stock at prices ranging from $8.93 to $13.13 during the six month period ended June 26, 1999 and options to purchase 1,104,210 shares of common stock at prices ranging from $6.00 to $11.00 during the six month period ended June 28, 1998 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. Therefore, the options are anti-dilutive.

Business Segment Reporting

The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS
131), "Disclosures About Segments of an Enterprise and Related Information," effective in 1998. SFAS No. 131 establishes new standards for reporting information about business segments and related disclosures about products and services, geographic areas and major customers. The business segments of the Company are wholesale, retail and licensing operations. Information to these segments is summarized in note 6.

Software Costs

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. It is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 effective January 1, 1999 and determined that the adoption of SOP 98-1 did not have a material impact on the Company's financial reporting.

Start-up Costs

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs and retail store openings, be expensed as incurred. The Company adopted SOP 98-5 effective January 1, 1999 and determined the adoption of SOP 98-5 did not have a material impact on the Company's financial reporting.

Comprehensive Income

The Company adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," on January 1, 1998. The only difference between "net earnings" and "comprehensive income" is the impact from foreign currency translation adjustments. Accordingly, a reconciliation of comprehensive income for the three and six months ended June 26, 1999 and June 28, 1998 is as follows (in thousands):

                                                                  Second Quarter Ended         Six Months Ended
                                                                  ---------------------     ----------------------
                                                                  June 26,     June 28,     June 26,      June 28,
                                                                    1999         1998         1999          1998
                                                                  --------     --------     --------      --------
Net earnings..................................................      $7,017       $3,440      $18,503       $11,391
Foreign currency
  translation adjustment......................................          25           62           16            (3)
                                                                  --------     --------     --------      --------
Comprehensive income..........................................      $7,042       $3,502      $18,519       $11,388
                                                                  ========     ========     ========      ========

Future Accounting Change

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not have any derivative financial instruments and does not currently employ any hedging activities.

(3)      Inventories

The components of inventory consist of the following (in thousands):

                                                                                     June 26,     Dec 31,
                                                                                       1999         1998
                                                                                     --------     -------
Raw materials...................................................................     $ 6,844      $ 9,400
Work in progress................................................................       8,529        7,922
Finished goods - wholesale......................................................      29,350       35,465
Finished goods - retail.........................................................      35,172       36,712
                                                                                     -------      -------
                                                                                     $79,895      $89,499
                                                                                     =======      =======

(4)      Investments

Short-term investments consist primarily of interest bearing deposit accounts.

(5)      Severance costs

In accordance with the requirements of EITF 94-3, "Liability Recognition For Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," the Company recorded a $3,200 charge for future severance costs related to the relocation of distribution operations to Louisville, Kentucky.

(6)      Income taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(7)      Segment Information

In accordance with the requirements of SFAS 131, "Disclosures about Segments of and Enterprise and Related Information," the Company's reportable business segments and respective accounting policies of the segments are the same as those described in note 2. Management evaluates segment performance based primarily on revenue and earnings from operations. Interest income and expense are evaluated on a consolidated basis and not allocated to the Company's business segments.

Net revenue and earnings from operations are summarized as follows for the second quarters and six months ended June 26, 1999 and June 28, 1998 (in thousands):


                                                                  Second Quarter Ended         Six Months Ended
                                                                  ---------------------     ----------------------
                                                                  June 26,     June 28,     June 26,      June 28,
                                                                    1999         1998         1999          1998
Net revenue:                                                      --------     --------     --------      --------
  Wholesale operations........................................    $ 49,132      $44,002     $117,599      $104,684
  Retail operations...........................................      61,049       46,293      112,523        85,816
  Licensing operations........................................       9,376        7,773       18,487        18,336
                                                                  --------     --------     --------      --------
                                                                  $119,557      $98,068     $248,609      $208,836
                                                                  ========     ========     ========      ========


Earnings from operations:
  Wholesale operations........................................     $  (452)     $   884     $ 13,467      $ 11,150
  Retail operations...........................................       6,791        2,345        6,798          (804)
  Licensing operations........................................       7,666        5,778       15,376        14,877
                                                                  --------     --------     --------      --------
                                                                   $14,005      $ 9,007     $ 35,641      $ 25,223
                                                                  ========     ========     ========      ========

Due to the seasonal nature of these business segments, especially retail operations, the above net revenue and operating results for the second quarter and the six months ended June 26, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year.

(8)      Subsequent Event

In the second quarter of fiscal 1999, the Company entered into a letter of intent to acquire a 60% controlling interest in Strandel Inc. ("Strandel"), the Company's licensee for wholesale and retail operations in Canada. On August 4, 1999, the transaction was completed and the Company paid $2,027. The Company has an option to acquire the remaining 40% of Strandel commencing December 31, 2001. As part of the transaction, the Company will provide long-term financing of up to $13,400 to Strandel for a retail expansion program in Canada.

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

RESULTS OF OPERATIONS

Second Quarters and Six Months Ended June 26, 1999 and June 28, 1998

NET REVENUE. Net revenue increased $21.5 million or 21.9% to $119.6 million in the quarter ended June 26, 1999 from $98.1 million in the quarter ended June 28, 1998. Net revenue from wholesale operations increased $5.1 million or 11.7% to $49.1 million in the quarter ended June 26, 1999 from $44.0 million in the quarter ended June 28, 1998. The Company's wholesale net revenue increased primarily due to stronger domestic demand for women's and men's product lines and a shift to more fashion oriented product mix. Net revenue from retail operations increased $14.8 million or 31.9% to $61.0 million in the quarter ended June 26, 1999 from $46.3 million in the quarter ended June 28, 1998. This increase was primarily attributable to a 30.9% increase in comparable store net revenue resulting from continued improvements in merchandising and product assortment offerings and to enhanced personnel training. Net royalty revenue increased $1.6 million or 20.6% in the quarter ended June 26, 1999 to $9.4 million from $7.8 million in the quarter ended June 28, 1998. The increase in net royalty revenue was due primarily to $1.9 million net revenue resulting from settlements and adjustments for terminated licensees.

Net revenue increased $39.8 million or 19.0% to $248.6 million from $208.8 million for the six months ended June 28, 1998. Net revenue from wholesale operations increased $12.9 million or 12.3% to $117.6 million from $104.7 million in the six months ended June 28, 1998 primarily due to an increase of $13.7 million in domestic wholesale net revenue. Domestic net revenue increased primarily due to stronger demand for fashion products, while international decreased primarily due to adverse economic conditions in Asia, South America and Mexico. Net revenue from retail operations increased $26.7 million or 31.1% to $112.5 million in the six months ended June 26, 1999 from $85.8 million in 1998. This increase was primarily attributable to a 30.0% increase in comparable store net revenue resulting from continued improvements in merchandising and product assortment offerings. Net royalty revenue increased $0.2 million or 0.8% to $18.5 million in the six months ended June

26, 1999 from $18.3 million in the six months ended June 28, 1998. The increase in net royalty revenue was due primarily to $1.9 million net revenue resulting from settlements and adjustments for terminated licensees, partially offset by decreased revenue from certain discontinuing licenses and the economic pressures on Asian, South American and Mexican licensees. In the six months ended June 26, 1999, the Company terminated its license agreements for the Baby GUESS, boys and golf product lines. Net revenue from international operations comprised 6.9% and 9.1% of the Company's net revenue during the first six months of 1999 and 1998, respectively.

GROSS PROFIT. Gross profit increased 24.4% to $55.0 million in the second quarter ended June 26, 1999 from $44.2 million in the second quarter ended June 28, 1998. The increase in gross profit resulted from increased net revenue from product sales and net royalties. Gross profit from product sales increased 25.2% to $45.7 million in the quarter ended June 26, 1999 from $36.5 million in the quarter ended June 28, 1998. Gross margin was 46.0% in the quarter ended June 26, 1999 compared to 45.1% in the quarter ended June 28, 1998. Gross margin from product sales for the quarter ended June 26, 1999 was 41.4% compared to 40.4% for the same period in 1998. The increase in gross margin from product sales for the three month period was primarily due to fixed store occupancy costs being spread over a higher net revenue base.

Gross profit increased 20.3% to $109.1 million in the six months ended June 26, 1999 from $90.7 million in the six months ended June 28, 1998. The increase in gross profit resulted primarily from increased net revenue from product sales. Gross profit from product sales increased 25.2% to $90.6 million in the six months ended June 26, 1999 from $72.4 million in the six months ended June 28, 1998. Gross margin was 43.9% in the six months ended June 26, 1999 compared to 43.4% in the six months ended June 28, 1998. Gross margin from product sales for the six months ended June 26, 1999 increased to 39.4% from 38.0% for the six months ended June 28, 1998. The increase in gross margin from product sales for the six month period was primarily due to fixed store occupancy costs being spread over a higher net revenue base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses of $37.8 million decreased to 31.6% of net revenue in the three months ended June 26, 1999 compared to $35.2 million or 35.9% of net revenue in the second quarter ended June 28, 1998. SG&A expenses of $70.2 million decreased to 28.2% of net revenue in the six months ended June 26, 1999 from $65.5 million or 31.3% of net revenue in the six months ended June 28, 1998. The decrease in SG&A as a percentage of revenue for both the quarter and six months ended June 26, 1999 is primarily due to the Company's efforts on its cost containment programs.

SEVERANCE COST

In accordance with the requirements of EITF 94-3, "Liability Recognition For Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," the Company recorded a $3,200 charge for future severance costs related to the relocation of distribution operations to Louisville, Kentucky.

EARNINGS FROM OPERATIONS. Earnings from operations increased 55.5% to $14.0 million, or 11.7% of net revenue, in the second quarter ended June 26, 1999 from $9.0 million, or 9.2% of net revenue, in the second quarter ended June 28 1998. Earnings from operations increased 41.3% to $35.6 million, or 14.3% of net revenue, in the six months ended June 26, 1999 from $25.2 million, or 12.1% of net revenue, in the six months ended June 28, 1998. The increase in earnings from operations was primarily due to higher revenue.

INTEREST EXPENSE, NET. Net interest expense decreased 35.3% to $2.2 million in the second quarter ended June 26, 1999 from $3.4 million for the comparable period in 1998. The decrease is due to lower outstanding debt. For the second quarter ended June 26, 1999, the average debt balance was $94.7 million, with an average effective interest rate of 9.4%. For the second quarter ended June

28, 1998, the average debt balance was $145.3 million, with an average effective interest rate of 8.9%. Net interest expense decreased 31.1% to $4.5 million in the six months ended June 26, 1999 from $6.6 million in the six months ended June 28, 1998, due to lower outstanding debt in 1999. For the six months ended June 26, 1999, the average debt balance was $95.7 million, with an average effective interest rate of 9.7%. For the six months ended June 28, 1998, the average debt balance was $146.0 million, with an average effective interest rate of 8.8%.

INCOME TAXES. The income tax provision for the three months ended June 26, 1999 was $4.8 million, or a 40.5% effective tax rate, compared to $2.2 million, or a 38.5% effective tax rate, in the three months ended June 28, 1998. The income tax provision for the six months ended June 26, 1998 was $12.6 million, or a 40.5% effective tax rate, compared to $7.2 million, or a 38.9% effective tax rate, in the six months ended June 28, 1998. The effective tax rates for both years were impacted by certain realized state tax credits and tax planning strategies.

NET EARNINGS. Net earnings increased 104.0% to $7.0 million, or 5.9% of net revenue, in the second quarter ended June 26, 1999, from $3.4 million, or 3.5% of net revenue, in the same period in 1998. Net earnings increased 62.4% to $18.5 million, or 7.4% of net revenue, in the six months ended June 26, 1999, from $11.4 million, or 5.5% of net revenue, in the six months ended June 28, 1998.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 26, 1999 the company relied primarily on internally generated funds and trade credit to finance its operations and expansion. At June 26, 1999, the Company had working capital of $114.2 million compared to $101.3 million at December 31, 1998. The increase was primarily due to a $16.3 million increase in cash and short-term investments and $6.8 million increase in net receivables partially offset by a $10.1 million decrease in inventory.

The Company's Amended and Restated Revolving Credit Agreement dated March 28, 1997, as amended to date (the "Credit Agreement"), provides for a $100.0 million revolving credit facility, which includes a $25.0 million sub-limit for letters of credit. At June 26, 1999, the Company had no outstanding borrowings under the revolving credit facility, $1.7 million in outstanding standby letters of credit and $18.9 million in outstanding commercial letters of credit. At June 26, 1999, the Company had $79.5 million available for future borrowings under such facility. The revolving credit facility will expire in December 1999. The Company is in the process of negotiating a new credit facility. The Credit Agreement contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of June 26, 1999.

Capital expenditures, net of lease incentives granted, totaled $8.5 million in the six months ended June 26, 1999. The Company estimates its capital expenditures for fiscal 1999 will be approximately $66.0 million, primarily for the retail store expansion and remodeling, shop-in-shop programs, a new distribution center and operations. The Company is currently in the process of amending its Credit Agreement to permit fiscal year 1999 capital expenditures to be at the level described above.

The Company anticipates that it will be able to satisfy its ongoing cash requirements for the next twelve months for working capital and interest on the Company's senior subordinated notes, primarily with cash flow from operations, supplemented, if necessary, by borrowings under its Credit Agreement.

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

State of Readiness

Phase 1 and Phase 2 included a review of all hardware and software systems, business functions and trading partners that contain and/or exchange date-sensitive information. Critical IT systems, which include the Company's enterprise-wide information system, time clocks, e-mail and phone systems, are stated Year 2000 compliant with initial testing of systems currently underway. The Company is currently performing diagnostics and implementing Year 2000 compliant solutions on its non-IT systems, such as manufacturing equipment and those systems involved with facility management (security systems, air/heating systems, fire suppression systems). Phases 1 and 2 are concluded. The Company estimates that it will complete its Phase 3 Testing and Certification efforts by the early 1999 fourth quarter.

The Company's Year 2000 Project Team is coordinating the global effort and monitoring progress of the Year 2000 readiness with respect to its business partners. The Company has initiated communications with all of its key business partners to determine their extent and plans for Year 2000 compliance. As part of this process, the Company has requested written assurances from its key external business partners as to their Year 2000 readiness status and their plans to become Year 2000 compliant. As of June 26, 1999, the Company has received responses from most of its key vendors acknowledging their compliance, or intent to comply, with Year 2000 issues. In the case of some key vendors, the Company has visited and reviewed the compliance testing plans and results to validate the assurances. This process is ongoing and is expected to continue throughout 1999.

Risks and Contingency Plans of Year 2000 Issues

The Company has begun the development of its BUSINESS CONTINUITY PLAN. The initial phases of the plan are expected to be completed in the fourth quarter of 1999. The timing of a Year 2000 related disruption would coincide with a seasonal low in the Company's business cycle, therefore having less impact on the business.

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

Costs to Address Year 2000 Issues

The costs to plan for, modify, or replace systems for the Year 2000 issue are estimated by the Company to amount to approximately $3.0 million. The costs associated with the Year 2000 project have been budgeted and tracked as a separate project and have been occurring in conjunction with normal operating activities. These costs are being funded through operating cash flows and being expensed over the four-year project period, as incurred. The Company has engaged and will continue to engage external expertise to supplement internal staff. Management believes that the internal staff time invested to address Year 2000 issues should not have a materially adverse affect on other projects and is, in fact, effecting process improvements as a by-product of this investment.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks.

Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

Litigation
On August 7, 1996, a class action complaint naming the Company and certain of its independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, titled as Brenda Figueroa et. al.
v. Guess ?, Inc. et. al. (Case No. BC 155 165). In this case, an alleged class action, plaintiffs assert claims for violation of state wage and hour laws, wrongful discharge, and breach of contract arising out of the Company's relationship with its independent contractors and actions taken by the Company's independent contractors with respect to the employees of such independent contractors. Plaintiffs also allege that the Company breached its agreement with the United States Department of Labor regarding the monitoring of its independent contractors. The Court has held two hearings on certifying the alleged class. The parties have agreed to settle the case. Under the settlement, Guess would stipulate to the certification of a class. On July 19, 1999, the Court gave preliminary approval to the settlement. Both the Company and plaintiff have the right to cancel the settlement under certain circumstances.

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

On October 1, 1998, Mr. Robinson filed an amended complaint ("The Amended Complaint") naming the same parties as defendants. In the Amended Complaint, Mr. Robinson purports to represent the same class of purchasers of the Company's stock in its IPO. As in the original complaint, the Amended Complaint purports to state claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 for alleged misrepresentations in connection with the Company's IPO. On December 15, 1998, the Company filed a Demurrer and Motion to Strike the Amended Complaint. The Court had an initial hearing on the motions, but has ordered further argument and briefing and set an additional hearing to consider the motion for August 12, 1999. While it is too soon to predict the outcome of the case with any certainty, the Company believes that it has meritorious defenses to each of the claims asserted and intends to vigorously defend itself.

On October 26, 1998, Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, (the "Marcianos"), as well as the Company, were named as defendants in a shareholder's derivative complaint entitled John N. Robinson
v. Maurice Marciano, Paul Marciano and Armand Marciano and Guess ?, Inc. , filed in the Los Angeles Superior Court. The complaint (the "Derivative Complaint") purports to state a claim for intentional breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud and abuse of control in connection with the Marcianos' management of the Company since its

IPO. On July 26, 1999, the Court entered an Order that allows the case to proceed past the pleadings stage. While it is too soon to predict the outcome of the case with any certainty, the defendants believe they have meritorious defenses to each of the claims asserted and intend to vigorously defend themselves.

The Company believes the outcome of one or more of the above cases could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2.  Changes in Securities and Use of Proceeds

None.


ITEM 3.  Defaults Upon Senior Securities

None.


ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)      The Registrant's Annual Meeting of Stockholders was held on May 17,
         1999.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement. Such nominees were elected.

(c) The matters voted upon at the Annual Meeting and the results thereof were as follows:

         I. To elect a Class III Director to hold office for a three-year term and until his successor is elected and qualified.

                                                FOR                 WITHHELD
                                             ----------             --------
                  Maurice Marciano           42,546,416               30,563

         I. To ratify the election of KPMG LLP as independent certified public accountants for the year ending December 31, 1999.

                          FOR             AGAINST           ABSTAINED
                       ----------         -------           ---------
                       42,555,187          13,103               8,689


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

The Company did not file any reports on Form 8-K during the quarter ended June 26, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GUESS ?, INC.


Date:  August 6, 1999              By:   /s/ MAURICE MARCIANO
                                         ------------------------------------
                                         Maurice Marciano
                                         Chairman of the Board, Chief Executive
                                         Officer and Director (Principal
                                         Executive Officer)

Date:  August 6, 1999              By:   /s/ BRIAN FLEMING
                                         ------------------------------------
                                         Brian Fleming
                                         Executive Vice President and
                                         Chief Financial Officer (Principal
                                         Financial Officer and Chief Accounting
                                         Officer)