Form 10-Q
period 1999-09-25
GUESS INC ET AL/CA/
filed 1999-11-08
CIK 912463

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 25, 1999

                                       OR

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the transition period from _______ to _______

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

                            1444 South Alameda Street
                         Los Angeles, California, 90021
                    (Address of principal executive offices)

                                 (213) 765-3100
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     [X]                        No     [  ]

As of October 29, 1999, the registrant had 43,079,358 shares of Common Stock, $.01 par value per share, outstanding.

                                  GUESS ?, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)
                    as of September 25, 1999 and December 31, 1998                                1

               Condensed Consolidated Statements of Earnings (Unaudited) - Third Quarter
                    and Nine Months ended September 25, 1999 and September 27, 1998               2

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
                    Nine Months ended September 25, 1999 and September 27, 1998                  3

               Notes to Condensed Consolidated Financial Statements (Unaudited)                   4

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                        7

Item 3.        Quantitative and Qualitative Disclosures about Market Risks                       11


                                    PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                  12

Item 2.       Changes in Securities and Use of Proceeds                                          12

Item 3.       Defaults Upon Senior Securities                                                    12

Item 4.       Submission of Matters to a Vote of Security Holders                                12

Item 5.       Other Information                                                                  13

Item 6.       Exhibits and Reports on Form 8-K                                                   13


                          PART I. FINANCIAL INFORMATION

Item I. Financial Statements

                         GUESS ?, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)


                                                     ASSETS

                                                                              September 25,           December 31,
                                                                                   1999                   1998
                                                                            ----------------       ----------------
Current Assets:
     Cash                                                                         $    2,877             $    5,853
     Investments                                                                      42,050                 11,900
     Receivables:
         Trade receivables, net of reserves                                           37,272                 19,685
         Royalties, net of reserves                                                   11,562                 10,780
         Other                                                                         3,750                  3,673
                                                                            ----------------       ----------------
              Total Receivables                                                       52,584                 34,138
                                                                            ----------------       ----------------

     Inventories, net of reserves  (note 3)                                           98,050                 89,499
     Prepaid expenses and other current assets                                         7,138                  8,206
     Deferred tax assets                                                               6,496                  6,496
                                                                            ----------------       ----------------
         Total current assets                                                        209,195                156,092
Property and equipment, at cost, less accumulated
     depreciation and amortization                                                    91,996                 86,453
Other assets, at cost, less accumulated amortization                                  24,562                 21,227
                                                                            ----------------       ----------------
                                                                                    $325,753               $263,772
                                                                            ================       ================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current installments of bank debt and long term debt                           $  5,998                     --
     Accounts payable                                                                 45,863                $32,802
     Accrued expenses                                                                 27,852                 21,770
     Income taxes payable                                                              2,305                    210
                                                                            ----------------       ----------------
         Total current liabilities                                                    82,018                 54,782

Notes payable and long-term debt, less current installments                           95,283                 99,000
Other liabilities                                                                      8,890                  9,581
                                                                            ----------------       ----------------
                                                                                     186,191                163,363

Minority Interest (note 8)                                                             1,036                     --

Stockholder's equity:
     Preferred stock, $.01 par value. Authorized 10,000,000
         shares; no shares issued and outstanding                                         --                     --
     Common stock, $.01 par value.  Authorized 150,000,000
         shares; issued 62,994,278 and 62,637,327 shares,
         outstanding 43,126,267 and 42,906,535 shares at
         September 25, 1999 and December 31, 1998, respectively                          139                    137
     Additional paid-in capital                                                      159,733                158,589
     Retained earnings                                                               129,581                 92,543
     Accumulated other comprehensive loss                                               (151)                   (84)
     Treasury stock, 20,030,792 shares repurchased                                  (150,776)              (150,776)
                                                                            -----------------      -----------------
         Net stockholders' equity                                                    138,526                100,409
                                                                            ----------------       ----------------
                                                                                    $325,753               $263,772
                                                                            ================       ================


      See accompanying notes to condensed consolidated financial statement.

                         GUESS ?, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                             Third Quarter Ended                Nine Months Ended
                                                      -------------------------------    ------------------------------
                                                            Sep 25,           Sep 27,         Sep 25,           Sep 27,
                                                               1999              1998            1999              1998
                                                      -------------     -------------    ------------      ------------
Net revenue:
     Product sales                                         $144,142          $118,602        $374,264          $309,102
     Net royalties                                           11,405            11,536          29,892            29,872
                                                      -------------     -------------    ------------      ------------
                                                            155,547           130,138         404,156           338,974
Cost of sales                                                82,986            75,356         222,532           193,505
                                                      -------------     -------------    ------------      ------------
Gross profit                                                 72,561            54,782         181,624           145,469

Selling, general and administrative expenses                 42,911            35,791         113,133           101,255

Gain on disposition of property and
     equipment                                                3,849                --           3,849                --

Severance costs relating to distribution
     facility relocation (note 5)                                --                --           3,200                --
                                                      ----------------  ---------------  ------------      ------------

Earnings before interest and income taxes                    33,499            18,991          69,140            44,214

Interest expense, net                                         2,364             3,188           6,902             9,779
                                                      -------------     -------------    ------------      ------------


Earnings before income taxes                                 31,135            15,803          62,238            34,435
                                                      -------------     -------------    ------------      ------------

Income taxes (note 6)                                        12,600             6,164          25,200            13,405
                                                      -------------     -------------    ------------      ------------

Net earnings                                                $18,535            $9,639         $37,038           $21,030
                                                      =============     =============    ============      ============

Net earnings per share:

     Basic and diluted                                        $0.43             $0.22           $0.86             $0.49
                                                      =============     =============    ============      ============

Weighted average number of shares
     outstanding - basic                                     43,015            42,906          42,958            42,904
                                                      =============     =============    ============      ============

Weighted average number of shares
     outstanding - diluted                                   43,482            42,907          43,315            42,905
                                                      =============     =============    ============      ============


     See accompanying notes to condensed consolidated financial statements.

                         GUESS ?, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                -------------------------------------
                                                                                         Sep 25,              Sep 27,
                                                                                            1999                 1998
                                                                                ----------------     ----------------
Cash flows from operating activities:
     Net earnings                                                                        $37,038              $21,030
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization of property and equipment                          16,513               16,993
         Amortization of other assets                                                        804                  619
         Foreign currency translation adjustment                                             (40)                 (68)
         (Gain) loss on disposition of property and equipment                             (4,564)                  80
         Undistributed equity method earnings (loss)                                        (362)                  19
         (Increase) decrease in:
             Receivables                                                                 (12,353)             (10,800)
             Inventories                                                                    (581)             (11,625)
             Prepaid expenses                                                              2,325               10,434
             Other assets                                                                   (325)               1,537
         Increase (decrease) in:
             Accounts payable                                                              3,519               (2,991)
             Accrued expenses                                                              4,986               (4,452)
             Income taxes payable                                                          2,053                   --
                                                                                ----------------     ----------------
           Net cash provided by operating activities                                      49,013               20,776

Cash flows from investing activities:
     Purchases of property and equipment                                                 (20,231)              (8,784)
     Proceeds from the disposition of property and equipment                               6,372                    8
     Lease incentives granted                                                                222                  154
     Acquisition of license                                                                 (375)                (146)
     Increase in short-term investments                                                  (30,150)                  --
     Acquisition of interest in Strandel Inc.                                             (2,027)                  --
     (Increase) decrease in long-term investments                                         (2,232)                 812
                                                                                -----------------    ----------------
           Net cash used in investing activities                                         (48,421)              (7,956)

Cash flows from financing activities:
     Proceeds from notes payable and long-term debt                                        3,015               80,700
     Repayments of notes payable and long-term debt                                       (7,702)             (97,317)
     Issuance of common stock                                                              1,146                   --
                                                                                ----------------     ----------------
           Net cash used in financing activities                                          (3,541)             (16,617)

Effect of exchange rates on cash                                                             (27)                  55
Net decrease in cash                                                                      (2,976)              (3,742)
Cash, beginning of period                                                                  5,853                8,204
                                                                                ----------------     ----------------
Cash, end of period                                                                       $2,877               $4,462
                                                                                ================     ================

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                                        $12,911              $14,741
         Income taxes                                                                     15,158                1,930


     See accompanying notes to condensed consolidated financial statements.

                         GUESS ?, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 25, 1999
                                 (in thousands)
                                   (unaudited)

(1)      Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess ?, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of September 25, 1999 and December 31, 1998, the consolidated statements of earnings for the quarter and nine months ended September 25, 1999 and September 27, 1998, and the statements of cash flows for the nine months ended September 25, 1999 and September 27, 1998. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the quarter and nine months ended September 25, 1999 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

(2)      Summary of Significant Accounting Policies

Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the quarter and nine months ended September 25, 1999 and September 27, 1998, the difference between basic and diluted earnings per share was due to the dilutive impact of options to purchase common stock. Options to purchase 767,436 shares of common stock at prices ranging from $10.50 to $13.13 during the nine month period ended September 25, 1999 and options to purchase 1,501,679 shares of common stock at prices ranging from $5.50 to $11.00 during the nine month period ended September 27, 1998 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. Therefore, the options are anti-dilutive.

Business Segment Reporting

The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS
131), "Disclosures About Segments of an Enterprise and Related Information," effective in 1998. SFAS No. 131 establishes new standards for reporting information about business segments and related disclosures about products and services, geographic areas and major customers. The business segments of the Company are wholesale, retail and licensing operations. Information to these segments is summarized in note 7.

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

Comprehensive Income

The Company adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income," on January 1, 1998. The only difference between "net earnings" and "comprehensive income" is the impact from foreign currency translation adjustments. Accordingly, a reconciliation of comprehensive income for the quarter and nine months ended September 25, 1999 and September 27, 1998 is as follows (in thousands):


                                           Third Quarter Ended                     Nine Months Ended
                                    -------------------------------      --------------------------------
                                          Sep 25,           Sep 27,            Sep 25,            Sep 27,
                                             1999              1998               1999               1998
                                    -------------     -------------      -------------       ------------
Net earnings                              $18,535            $9,639            $37,038            $21,030
Foreign currency
     translation adjustment                    25                71                 67                 68
                                    -------------     -------------      -------------       ------------
Comprehensive income                      $18,560            $9,710            $37,105            $21,098
                                    =============     =============      =============       ============


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

(3)     Inventories

The components of inventory consist of the following (in thousands):


                                                                                 Sep 25,          Dec 31,
                                                                                    1999             1998
                                                                         ---------------     ------------
Raw materials                                                                    $ 6,789          $ 9,400
Work in progress                                                                  12,018            7,922
Finished goods - wholesale                                                        39,036           35,465
Finished goods - retail                                                           40,207           36,712
                                                                         ---------------     ------------
                                                                                 $98,050          $89,499
                                                                         ===============     ============


(4)     Investments

Short-term investments consist primarily of interest bearing deposit accounts.

(5)     Severance costs

In accordance with the requirements of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," the Company recorded a $3,200 charge, during the second quarter, for future severance costs related to the relocation of distribution operations to Louisville, Kentucky.

(6)     Income taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(7)     Segment Information

In accordance with the requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable business segments and respective accounting policies of the segments are the same as those described in note 2. Management evaluates segment performance based primarily on revenue and earnings from operations. Interest income and expense are evaluated on a consolidated basis and are not allocated to the Company's business segments.

Net revenue and earnings from operations are summarized as follows for the third quarters and nine months ended September 25, 1999 and September 27, 1998 (in thousands):


                                                       Third Quarter Ended                 Nine Months Ended
                                                 ------------------------------     -----------------------------
                                                         Sep 25,        Sep 27,             Sep 25,       Sep 27,
                                                            1999           1998                1999          1998
                                                 ---------------  -------------     ---------------  ------------
Net revenue:
     Wholesale operations                               $ 70,179       $ 58,075            $187,778      $162,759
     Retail operations                                    73,963         60,527             186,486       146,343
     Licensing operations                                 11,405         11,536              29,892        29,872
                                                 ---------------  -------------     ---------------  ------------
                                                        $155,547       $130,138            $404,156      $338,974
                                                 ===============  =============     ===============  ============

Earnings from operations:
     Wholesale operations                               $ 13,177       $  1,148            $ 26,644      $ 12,298
     Retail operations                                    11,514          8,096              18,312         7,292
     Licensing operations                                  8,808          9,747              24,184        24,624
                                                 ---------------  -------------     ---------------  ------------
                                                        $ 33,499       $ 18,991            $ 69,140      $ 44,214
                                                 ===============  =============     ===============  ============


Due to the seasonal nature of these business segments, especially retail operations, the above net revenue and operating results for the third quarter and the nine months ended September 25, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year.

(8) Acquisition of Interest in Strandel Inc.

On August 4, 1999, the Company completed its purchase of an additional 40% of Strandel Inc., whereby the Company's ownership has been increased to 60%. Strandel Inc. ("Guess Canada") is the Company's licensee for wholesale and retail operations in Canada. As part of the transaction, the Company paid $2,027 and will provide long-term financing of up to $13,400 to Guess Canada to expand its Canadian retail operations. The Company will have an option to acquire the remaining 40% of Guess Canada commencing December 31, 2001. The acquisition was accounted as a purchase and the results of Guess Canada are included in the Company's consolidated financial statements from the date of acquisition. The Company is presently gathering information to allocate the purchase price to the net assets acquired. The operating results of Guess Canada are immaterial to the Company's consolidated financial statements.

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

RESULTS OF OPERATIONS

Third Quarters and Nine Months Ended September 25, 1999 and September 27, 1998

NET REVENUE. Net revenue for the third quarter increased $25.4 million or 19.5% to $155.5 million from $130.1 million in the quarter ended September 27, 1998. Excluding Guess Canada, net revenue from wholesale operations increased $6.8 million or 11.7% to $64.9 million in the quarter from $58.1 million for the comparable 1998. The Company's wholesale net revenue increased primarily due to stronger domestic demand for women's and men's product lines. Excluding E-Commerce, net revenue from retail operations increased $13.2 million or 21.8% to $73.7 million in the third quarter from $60.5 million for the same period in 1998. This increase was primarily attributable to a 21.3% increase in comparable store sales resulting from continued improvements in merchandising and fashion-focused product mix. The retail segment is benefiting from improved customer service levels resulting from enhanced personnel training and incentive programs. Net royalty revenue remained constant with an increase of activity in the European market and certain licensed products offset with the discontinuation of certain licensees, as well as continuing economic and currency valuation issues in Mexico, South America and certain parts of Asia.

Net revenue increased $65.2 million or 19.2% to $404.2 million from $339.0 million for the nine months ended September 27, 1998. Excluding Guess Canada, net revenue from wholesale operations increased $19.7 million or 12.1% to $182.5 million from $162.8 million in the nine months ended September 27, 1998 primarily due to an increase of $19.7 million in domestic wholesale net revenue. Domestic net revenue increased primarily due to stronger demand for fashion products. International wholesale net revenue remained constant due to adverse economic conditions in Mexico, South America and Asia. Excluding E-Commerce, net revenue from retail operations increased $39.6 million or 27.1% to $189.9 million in the nine months ended September 25, 1999 from $146.3 million in 1998. This increase was due primarily to merchandising and product assortment offerings. Net revenue from international product sales comprised 4.8% and 5.7% of the Company's net revenue during the first nine months of 1999 and 1998, respectively. Net royalty revenue remained constant with an increase of activity in the European market and certain licensed products offset with the discontinuing certain licensees and the economic pressures on Mexican, South America and Asia licensees. In the nine months ended September 25, 1999, the Company terminated its licensee agreements for the Baby GUESS, boys and golf product lines.

GROSS PROFIT. Gross profit increased 32.5% to $72.6 million in the third quarter ended September 25, 1999 from $54.8 million in the third quarter ended September 27, 1998. The increase in gross profit resulted from increased net revenue from product sales. Gross profit from product sales increased 41.7% to $61.2 million in the quarter from $43.2 million in 1998. Gross margin was 46.6% in the quarter ended September 25, 1999 compared to 42.1% in the quarter ended September 27, 1998. Gross margin from product sales for the quarter ended September 25, 1999 was 42.4% compared to 36.5% for the same period in 1998. The increase in gross margin from product sales for the quarter was primarily due to lower off-price sales, lower markdowns, and the effect of spreading retail occupancy costs over a higher sales base.

Gross profit increased 24.8% to $181.6 million in the nine months ended September 25, 1999 from $145.5 million in the nine months ended September 27, 1998. The increase in gross profit resulted primarily from increased net revenue from product sales. Gross profit from product sales increased 31.2% to $151.7 million in the nine months ended September 25, 1999 from $115.6 million in the nine months ended September 27, 1998. Gross margin was 44.9% in the nine months ended September 25, 1999 compared to 42.9% in the nine months ended September 27, 1998. Gross margin from product sales for the nine months ended September 25, 1999 increased to 40.5% from 37.4% for the nine months ended September 27, 1998. The increase in gross margin from product sales for the nine month period was primarily due to lower off-price sales and the effect of spreading retail occupancy costs over a higher sales base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses of $42.9 million increased to 27.6% of net revenue in the quarter ended September 25, 1999 compared to $35.8 million or 27.5% of net revenue in the third quarter ended September 27, 1998. Due to its cost containment efforts, the Company maintained a proportional increase in SG&A dollars to the increase in net revenues during the third quarter. SG&A expenses of $113.1 million decreased to 28.0% of net revenue in the nine months ended September 25, 1999 from $101.3 million or 29.9% of net revenue in the nine months ended September 27, 1998. The decrease in SG&A as a percentage of revenue for the nine months ended September 25, 1999 is primarily due to the Company's efforts on its cost containment programs.

GAIN ON DISPOSITION OF PROPERTY AND EQUIPMENT. In the quarter ended September 25, 1999, the Company realized a non-recurring pretax gain of $3.8 million, or $0.05 per share, on the disposition of property and equipment. Excluding this non-recurring gain, net earnings were $16.2 million, or $0.38 per share for the third quarter of 1999.

SEVERANCE COST. In accordance with the requirements of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," the Company recorded a $3.2 million charge for future severance costs related to the relocation of distribution operations to Louisville, Kentucky, during the second quarter of 1999.

EARNINGS BEFORE INTEREST AND INCOME TAXES. Earnings before interest and income taxes increased 76.3% to $33.5 million, or 21.5% of net revenue, in the third quarter ended September 25, 1999 from $19.0 million, or 14.6% of net revenue, in the third quarter ended September 27, 1998. Earnings before interest and income taxes increased 56.3% to $69.1 million, or 17.1% of net revenue, in the nine months ended September 25, 1999 from $44.2 million, or 13.0% of net revenue, in the nine months ended September 27, 1998. The increase in earnings before interest and income taxes was primarily due to higher revenue.

INTEREST EXPENSE, NET. Net interest expense decreased 25.0% to $2.4 million in the third quarter ended September 25, 1999 from $3.2 million for the comparable period in 1998. The decrease is due to lower outstanding debt in the third quarter of 1999. Total debt at September 25, 1999 was $101.3 million, which included $91.6 million of our Corporate Bonds and $9.7 million bank debt related to Guess Canada. On a comparable basis, the average debt balance for the third quarter of 1999 was $92.8 million, with an average effective interest rate of 9.5% versus an average debt balance of $134.5 million, with an average effective interest rate of 9.1%. Net interest expense decreased 29.5% to $6.9 million in the nine months ended September 25, 1999 from $9.8 million in the nine months ended September 27, 1998, due to the lower outstanding debt in 1999 partially offset by a higher effective interest rate. Excluding Guess Canada, the average debt balance for the nine months ended September 25, 1999, was $94.7 million, with an average effective interest rate of 9.6%. For the nine months ended September 27, 1998, the average debt balance was $142.2 million, with an average effective interest rate of 8.8%.

INCOME TAXES. The income tax provision for the quarter ended September 25, 1999 was $12.6 million, or a 40.5% effective tax rate, compared to $6.2 million, or a 39.0% effective tax rate, in the quarter ended September 27, 1998. The income tax provision for the nine months ended September 25, 1999 was $25.2 million, or a 40.5% effective tax rate, compared to $13.4 million, or a 38.9% effective tax rate, in the nine months ended September 27, 1998. The effective tax rates for both years were impacted by certain realized state tax credits and tax planning strategies. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the company.

NET EARNINGS. Net earnings increased 92.3% to $18.5 million, or 11.9% of net revenue, in the third quarter ended September 25, 1999, from $9.6 million, or 7.4% of net revenue, in the same period in 1998. Net earnings increased 76.2% to $37.0 million, or 9.2% of net revenue, in the nine months ended September 25, 1999, from $21.0 million, or 6.2% of net revenue, in the nine months ended September 27, 1998.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 25, 1999 the Company relied primarily on internally generated funds and trade credit to finance its operations and expansion. At September 25, 1999, the Company had working capital of $127.1 million compared to $101.3 million at December 31, 1998. The increase was primarily due to a $27.2 million increase in cash and short-term investments and $17.6 million increase in net receivables.

The Company's Amended and Restated Revolving Credit Agreement dated March 28, 1997, as amended to date (the "Credit Agreement"), provides for a $100.0 million revolving credit facility, which includes a $35.0 million sub-limit for letters of credit. At September 25, 1999, the Company had no outstanding borrowings under the revolving credit facility, $1.7 million in outstanding standby letters of credit and $23.8 million in outstanding documentary letters of credit. At September 25, 1999, the Company had $74.5 million available for future borrowings under such facility. The revolving credit facility will expire in December 1999. The Company is in the process of negotiating a new credit facility. The Credit Agreement contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of September 25, 1999.

Capital expenditures, net of lease incentives granted, totaled $20.2 million in the nine months ended September 25, 1999. The Company estimates its capital expenditures for fiscal 1999 will be approximately $61.0 million, primarily for the retail store expansion and remodeling, shop-in-shop programs, a new distribution center and operations. The Company has amended its Credit Agreement to permit fiscal year 1999 capital expenditures to be at the level described above.

The Company anticipates that it will be able to satisfy its ongoing cash requirements for the next twelve months for working capital, capital expenditures and interest on the Company's senior subordinated notes, primarily with cash flow from operations, supplemented, if necessary, by borrowings under its Credit Agreement.

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

In recognition of this risk, the Company has established a Year 2000 Project Team. The Company began its Year 2000 readiness assessment and remediation efforts in 1996. The effort was divided into 4 phases: Phase 1: assessment, Phase 2: remediation, Phase 3: testing and implementation, and Phase 4: contingency planning.

State of Readiness

Phase 1 and Phase 2 included a review of all hardware and software systems, business functions and trading partners that contain and/or exchange date-sensitive information. Critical IT systems, which include the Company's enterprise-wide information system, time clocks, e-mail and phone systems, are stated Year 2000 compliant with final testing of systems currently underway. The Company is currently performing diagnostics and implementing Year 2000 compliant solutions on its non-IT systems, such as manufacturing equipment and those systems involved with facility management (security systems, air/heating systems, fire suppression systems). Phases 1 and 2 are concluded. The Company estimates that it will complete its Phase 3 Testing efforts by the middle of the 1999 fourth quarter.

The Company is monitoring the progress of its key third parties Year 2000 readiness. As part of this process, the Company has requested assurances from its key third parties as to their Year 2000 readiness and their plans to become Year 2000 compliant. As of September 25, 1999, the Company has received responses from most of its key vendors acknowledging their compliance, or intent to comply, with Year 2000 issues.

Risks and Contingency Plans of Year 2000 Issues

The Company has conducted a Business Continuity Project to identify potential areas of disruptions and develop viable contingency plans. This project was completed in the third quarter of 1999. The timing of any Year 2000 related disruption would coincide with a seasonal low in the Company's business cycle, therefore having less impact on the business. The Company believes that the reasonably likely worst case scenario would involve a short-term disruption of systems affecting its supply and distribution channels. These risks include: a) delayed product deliveries from suppliers, b) disruption to the distribution channel, including ports, transportation vendors, government agencies, as well as the Company's own facilities, and c) general isolated failures of systems and necessary infrastructure such as electric, water, or communications supply.

At the present time, the Company is not aware of any Year 2000 issues that are expected to materially affect its products, services, competitive position or financial performance. However, despite the significant and best-efforts to make its systems and facilities Year 2000 compliant, the compliance of key third parties is beyond the Company's control. Accordingly, the Company can give no assurances that the failure of key suppliers or other third parties to comply with Year 2000 requirements will not have an adverse effect on the Company.

Costs to Address Year 2000 Issues

The costs to plan, modify, or replace systems for the Year 2000 issue incurred in conjunction with normal operating activities. These costs were funded through operating cash flows and were expensed over the four-year project period, as incurred. The Year 2000 project is significantly completed and the costs associated with its completion are minor.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks.

Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

Litigation

The Company is currently a defendant in FIGUEROA ET. AL. V. GUESS, Los Angeles Superior Court Case No. BC 186583, and in a derivative lawsuit ROBINSON V. GUESS ET. AL., Los Angeles Superior Court Case No. BC 199709. The Company refers to, and incorporates by reference, the description of these matters set forth in its quarterly report on Form 10-Q for the quarter ended June 26, 1999.

On February 24, 1998, John Robinson, a shareholder in the Company, sued the company and Maurice Marciano, Paul Marciano and Armand Marciano in Los Angeles Superior Court (Case No. BC 186583). Mr. Robinson seeks damages and recission of stock purchases as the result of alleged misrepresentations in connection with the Company's initial public offering (the "IPO") of stock in August 1996. Mr. Robinson alleges violations of Section 11, 12(a) (2) and 15 of the Securities Act of 1933, and seeks to represent a class of those who purchased the Company's stock in the IPO. No class has been certified. On August 31, 1999, the Court struck a number of Mr. Robinson's allegations, but gave Mr. Robinson leave to amend certain allegations. Mr. Robinson has now filed an amended complaint. The Company has filed, and the Marcianos have joined in the filing of, a demurrer and motion to strike the amended complaint. Those motions are currently scheduled for hearing in November.

On May 21, 1999, the Company filed a demand for arbitration against Pour Le bebe, Inc. and Pour la Maison, Inc. (collectively "PLB") seeking damages and injunctive relief in connection with four written license agreements between the parties. The Company alleges that PLB defaulted under the license agreements, that the license agreements properly were terminated and that PLB breached the license agreements. The arbitration is pending before the American Arbitration Association pursuant to arbitration clauses in the license agreements. On July 19, 1999, PLB filed a counterdemand for arbitration against the Company. PLB seeks damages and injunctiverelief against the Company alleging breach of contract, violation of California Franchise Relations Act, intentional interference with contractual relations, intentional interference with prospective economic advantage, unlawful business practices, statutory unfair competition, and fraud.

The Company believes that the outcome of one or more of the above cases could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

On September 1, 1999, Howard Socol was appointed to the Company's Board of Directors. Mr. Socol, age 54, is founder and President of Socol Consulting Group, which provides retail and internet consulting services. Prior to that, Mr. Socol served as the Chief Executive Officer of J. Crew Group from 1998 to 1999. From 1969 to 1997, Mr. Socol was employed in numerous capacities culminating in Chairman and Chief Executive Officer by Burdines Department Stores, a division of Federated Department Stores. Mr. Socol is a class III director, whose term will expire at the 2002 annual meeting.

ITEM 6.  Exhibits and Reports on Form 8-K

a)       Exhibits:


Exhibit
Number                              Description
-------                             -----------
   3.1.    Restated Certificate of Incorporation of the Registrant. (1)
   3.2.    Bylaws of the Registrant. (1)
   4.3.    Specimen stock certificate.(1)
  27.1.    Financial Data Schedule*


  *        filed herewith.

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.

--------------------------------
b) Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended September 25, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GUESS ?, INC.

Date:    November 8, 1999          By:   /s/ MAURICE MARCIANO
                                         --------------------------
                                         Maurice Marciano
                                         Chairman of the Board, Chief Executive
                                         Officer and Director
                                         (Principal Executive Officer)

Date:    November 8, 1999          By:   /s/ BRIAN FLEMING
                                         --------------------------
                                         Brian Fleming
                                         Executive Vice President and
                                         Chief Financial Officer (Principal
                                         Financial Officer and Chief Accounting
                                         Officer