Form 10-Q/A
period 1999-09-25
GUESS INC ET AL/CA/
filed 2000-02-17
CIK 912463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-11893

                                 GUESS ?, INC.

              (Exact name of Company as specified in its charter)

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

                                 (213) 765-3100
               (Company's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of February 14, 2000 the Company had 43,337,285 shares of Common Stock, $.01 par value per share, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 GUESS ?, INC.
                                  FORM 10-Q/A
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements
        Condensed Consolidated Balance Sheets (Unaudited) as
        of September 25, 1999 and December 31, 1998.........      2
        Condensed Consolidated Statements of Earnings
        (Unaudited) - Third Quarter and Nine Months ended
        September 25, 1999 and September 27, 1998...........      3
        Condensed Consolidated Statements of Cash Flows
        (Unaudited) - Nine Months ended September 25, 1999
        and September 27, 1998..............................      4
        Notes to Condensed Consolidated Financial Statements
        (Unaudited).........................................      5
  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................      9
  Item 3. Quantitative and Qualitative Disclosures about
    Market Risks............................................     13

Part II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................     14
  Item 2. Changes in Securities and Use of Proceeds.........     15
  Item 3. Defaults Upon Senior Securities...................     15
  Item 4. Submission of Matters to a Vote of Security
    Holders.................................................     15
  Item 5. Other Information.................................     15
  Item 6. Exhibits and Reports on Form 8-K..................     15

The Company is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended September 25, 1999 filed with the Securities and Exchange Commission on November 8, 1999 in order to revise the Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations sections in that Report. During its 1999 year-end closing, the Company learned that certain inventory costs and related costs of goods sold should have been recognized in the third quarter. Accordingly, the Company is restating its 1999 third quarter and nine months results. Recognizing these costs in the third quarter results is a reduction in previously reported net income. Pursuant to Rule 12b-5 under the Securities Exchange Act of 1934, the Company is including the complete text of the Quarterly Report as revised. The Company has also updated its legal proceedings section to reflect developments subsequent to the filing of the 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GUESS ?, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 25,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (RESTATED)
Current Assets:
  Cash......................................................    $   2,877      $   5,853
  Investments...............................................       42,050         11,900
  Receivables:
    Trade receivables, net of reserves......................       37,272         19,685
    Royalties, net of reserves..............................       11,562         10,780
    Other...................................................        3,750          3,673
                                                                ---------      ---------
      Total Receivables.....................................       52,584         34,138
                                                                ---------      ---------
  Inventories, net of reserves (note 3).....................       94,194         89,499
  Prepaid expenses and other current assets.................        7,138          8,206
  Prepaid income taxes......................................          695             --
  Deferred tax assets.......................................        6,496          6,496
                                                                ---------      ---------
    Total current assets....................................      206,034        156,092
Property and equipment, at cost, less accumulated
  depreciation and amortization.............................       91,996         86,453
Other assets, at cost, less accumulated amortization........       24,562         21,227
                                                                ---------      ---------
                                                                $ 322,592      $ 263,772
                                                                =========      =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current installments of bank debt and long term debt......    $   5,998      $      --
  Accounts payable..........................................       49,477         32,802
  Accrued expenses..........................................       27,682         21,770
  Income taxes payable......................................           --            210
                                                                ---------      ---------
    Total current liabilities...............................       83,157         54,782

Notes payable and long-term debt, less current
  installments..............................................       95,283         99,000
Other liabilities...........................................        8,890          9,581
                                                                ---------      ---------
                                                                  187,330        163,363

Minority Interest (note 8)..................................        1,036             --

Stockholder's equity:
  Preferred stock, $.01 par value. Authorized 10,000,000
    shares; no shares issued and outstanding................           --             --
  Common stock, $.01 par value. Authorized 150,000,000
    shares; issued 62,994,278 and 62,637,327 shares,
    Outstanding 43,126,267 and 42,906,535 shares at
    September 25, 1999 and December 31, 1998,
    respectively............................................          139            137
  Additional paid-in capital................................      159,733        158,589
  Retained earnings.........................................      125,281         92,543
  Accumulated other comprehensive loss......................         (151)           (84)
  Treasury stock, 20,030,792 shares repurchased.............     (150,776)      (150,776)
                                                                ---------      ---------
    Net stockholders' equity................................      134,226        100,409
                                                                ---------      ---------
                                                                $ 322,592      $ 263,772
                                                                =========      =========

     See accompanying notes to condensed consolidated financial statement.

                         GUESS ?, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                       THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                      ---------------------   ---------------------
                                                       SEP 25,     SEP 25,     SEP 25,     SEP 25,
                                                         1999        1998        1999        1998
                                                      ----------   --------   ----------   --------
                                                      (RESTATED)              (RESTATED)
Net revenue:
  Product sales.....................................   $144,142    $118,602    $374,264    $309,102
  Net royalties.....................................     11,405      11,536      29,892      29,872
                                                       --------    --------    --------    --------
                                                        155,547     130,138     404,156     338,974
Cost of sales.......................................     90,286      75,356     229,832     193,505
                                                       --------    --------    --------    --------
Gross profit........................................     65,261      54,782     174,324     145,469
Selling, general and administrative expenses........     42,911      35,791     113,133     101,255
Gain on disposition of property and equipment.......      3,849          --       3,849          --
Severance costs relating to distribution facility
  relocation (note 5)...............................         --          --       3,200          --
                                                       --------    --------    --------    --------
Earnings before interest and income taxes...........     26,199      18,991      61,840      44,214
Interest expense, net...............................      2,364       3,188       6,902       9,779
                                                       --------    --------    --------    --------
Earnings before income taxes........................     23,835      15,803      54,938      34,435
                                                       --------    --------    --------    --------
Income taxes (note 6)...............................      9,600       6,164      22,200      13,405
                                                       --------    --------    --------    --------
Net earnings........................................   $ 14,235    $  9,639    $ 32,738    $ 21,030
                                                       ========    ========    ========    ========
Net earnings per share:
  Basic and diluted.................................   $   0.33    $   0.22    $   0.76    $   0.49
                                                       ========    ========    ========    ========
Weighted average number of shares outstanding -
  basic.............................................     43,015      42,906      42,958      42,904
                                                       ========    ========    ========    ========
Weighted average number of shares outstanding -
  diluted...........................................     43,482      42,907      43,315      42,905
                                                       ========    ========    ========    ========

     See accompanying notes to condensed consolidated financial statements.

                         GUESS ?, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                              ---------------------
                                                               SEP 25,     SEP 27,
                                                                 1999        1998
                                                              ----------   --------
                                                              (RESTATED)
Cash flows from operating activities:
  Net earnings..............................................   $ 32,738    $ 21,030
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization of property and
      equipment.............................................     16,513      16,993
    Amortization of other assets............................        804         619
    Foreign currency translation adjustment.................        (40)        (68)
    (Gain) loss on disposition of property and equipment....     (4,564)         80
    Undistributed equity method earnings (loss).............       (362)         19
    (Increase) decrease in:
      Receivables...........................................    (12,353)    (10,800)
      Inventories...........................................      3,275     (11,625)
      Prepaid expenses......................................      1,629      10,434
      Other assets..........................................       (325)      1,537
  Increase (decrease) in:
      Accounts payable......................................      7,134      (2,991)
      Accrued expenses......................................      4,816      (4,452)
      Income taxes payable..................................       (252)         --
                                                               --------    --------
      Net cash provided by operating activities.............     49,013      20,776
Cash flows from investing activities:
  Purchases of property and equipment.......................    (20,231)     (8,784)
  Proceeds from the disposition of property and equipment...      6,372           8
  Lease incentives granted..................................        222         154
  Acquisition of license....................................       (375)       (146)
  Increase in short-term investments........................    (30,150)         --
  Acquisition of interest in Strandel Inc...................     (2,027)         --
  (Increase) decrease in long-term investments..............     (2,232)        812
                                                               --------    --------
      Net cash in investing activities......................    (48,421)     (7,956)
Cash flows from financing activities:
  Proceeds from notes payable and long-term debt............      3,015      80,700
  Repayments of notes payable and long-term debt............     (7,702)    (97,317)
  Issuance of common stock..................................      1,146          --
                                                               --------    --------
      Net cash used in financing activities.................     (3,541)    (16,617)
Effect of exchange rates on cash............................        (27)         55
Net decrease in cash........................................     (2,976)     (3,742)
Cash, beginning of period...................................      5,853       8,204
                                                               --------    --------
Cash, end of period.........................................   $  2,877    $  4,462
                                                               ========    ========
Supplemental disclosures:
  Cash paid during the period for:
      Interest..............................................   $ 12,911    $ 14,741
      Income taxes..........................................     15,158       1,930

     See accompanying notes to condensed consolidated financial statements.

                         GUESS ?, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 25, 1999--RESTATED

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

BUSINESS SEGMENT REPORTING

    The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," effective in 1998. SFAS 131 establishes new standards for reporting information about business segments and related disclosures about products and services, geographic areas and major customers. The business segments of the Company are wholesale, retail and licensing operations. Information relating to these segments is summarized in note 7.

                         GUESS ?, INC. AND SUBSIDIARIES

                          SEPTEMBER 25, 1999--RESTATED

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                              THIRD QUARTER
                                                  ENDED           NINE MONTHS ENDED
                                           -------------------   -------------------
                                           SEP 25,    SEP 25,    SEP 25,    SEP 25,
                                             1999       1998       1999       1998
                                           --------   --------   --------   --------
Net earnings.............................  $14,235     $9,639    $32,738    $21,030
Foreign currency translation
  adjustment.............................       25         71         67         68
                                           -------     ------    -------    -------
Comprehensive income.....................  $14,260     $9,710    $32,805    $21,098
                                           =======     ======    =======    =======

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

                         GUESS ?, INC. AND SUBSIDIARIES

                          SEPTEMBER 25, 1999--RESTATED

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTATED FINANCIAL STATEMENTS

    These restated financial statements reflect the recognition of an additional $7,300 in inventory costs and related costs of good sold in the third quarter over what was previously reported. This change resulted in a reduction of previously reported net income of approximately $4,300, or $0.10 per share, for the third quarter, for its wholesale operations.

(3) INVENTORIES

    The components of inventory consist of the following (in thousands):

                                                            SEP 25,    DEC 31,
                                                              1999       1998
                                                            --------   --------
Raw materials.............................................  $ 6,789    $ 9,400
Work in progress..........................................    8,162      7,922
Finished goods - wholesale................................   39,036     35,465
Finished goods - retail...................................   40,207     36,712
                                                            -------    -------
                                                            $94,194    $89,499
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

                         GUESS ?, INC. AND SUBSIDIARIES

                          SEPTEMBER 25, 1999--RESTATED

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(7) SEGMENT INFORMATION (CONTINUED)

    Net revenue and earnings from operations are summarized as follows for the third quarters and nine months ended September 25, 1999 and September 27, 1998 (in thousands):

                                      THIRD QUARTER ENDED    NINE MONTHS ENDED
                                      -------------------   -------------------
                                      SEP 25,    SEP 25,    SEP 25,    SEP 25,
                                        1999       1998       1999       1998
                                      --------   --------   --------   --------
Net revenue:
  Wholesale operations..............  $ 70,179   $ 58,075   $187,778   $162,759
  Retail operations.................    73,963     60,527    186,486    146,343
  Licensing operations..............    11,405     11,536     29,892     29,872
                                      --------   --------   --------   --------
                                      $155,547   $130,138   $404,156   $338,974
                                      ========   ========   ========   ========
Earnings from operations:
  Wholesale operations..............  $  5,877   $  1,148   $ 19,344   $ 12,298
  Retail operations.................    11,514      8,096     18,312      7,292
  Licensing operations..............     8,808      9,747     24,184     24,624
                                      --------   --------   --------   --------
                                      $ 26,199   $ 18,991   $ 61,840   $ 44,214
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

(8) ACQUISITION OF INTEREST IN STRANDEL INC.

    On August 4, 1999, the Company completed its purchase of an additional 40% of Strandel Inc., whereby the Company's ownership has been increased to 60%. Strandel Inc. ("Guess Canada") is the Company's licensee for wholesale and retail operations in Canada. As part of the transaction, the Company paid $2,027 and will provide long-term financing of up to $13,400 to Guess Canada to expand its Canadian retail operations. The Company will have an option to acquire the remaining 40% of Guess Canada commencing December 31, 2001. The acquisition was accounted as a purchase and the results of Guess Canada are included in the Company's consolidated financial statements from the date of acquisition. The allocation of the purchase price to net assets acquired was minor. The operating results of Guess Canada are immaterial to the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTICE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-Q/A contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements may also be in the Company's other reports filed under the Exchange Act, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements.

    Forward-looking statements generally relate to future events or future financial performance, and include statements dealing with current plans, intentions, objectives, beliefs and expectations. Some forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "optimistic," "aims," or "continue" or the negative of such terms or other comparable terminology. Certain statements in this Form 10-Q/A, including but not limited to those relating to the company's expected results, the accuracy of data relating to, and anticipated levels of, its future inventory and gross margins, its anticipated cash requirements and sources, the relocation of its distribution center, its cost containment efforts and its business seasonality, are forward-looking statements.

    Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the successful integration of new stores into existing operations, the continued desirability and customer acceptance of existing and future product lines, possible cancellations of wholesale orders, the success of competitive products, the success of the company's programs to strengthen its inventory cost accounting controls and procedures, the success of technology to be used in the company's new distribution center and the availability of adequate sources of capital. In addition to these factors, the economic and other factors identified in the Company's most recent Annual Report on Form 10-K, including but not limited to the risk factors discussed therein, could affect the forward-looking statements contained in this Report.

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

    Net revenue increased $65.2 million or 19.2% to $404.2 million from $339.0 million for the nine months ended September 27, 1998. Excluding Guess? Canada, net revenue from wholesale operations increased $19.7 million or 12.1% to $185.9 million from $162.8 million in the nine months ended September 27, 1998 primarily due to an increase of $19.7 million in domestic wholesale net revenue. Domestic net revenue increased primarily due to stronger demand for fashion products. International wholesale net revenue remained constant due to adverse economic conditions in Mexico, South America and Asia. Excluding E-Commerce, net revenue from retail operations increased $39.6 million or 27.1% to $189.9 million in the nine months ended September 25, 1999 from $146.3 million in 1998. This increase was due primarily to merchandising and product assortment offerings. Net revenue from international product sales comprised 4.8% and 5.7% of the Company's net revenue during the first nine months of 1999 and 1998, respectively. Net royalty revenue remained constant with an increase of activity in the European market and certain licensed products offset with the discontinuing of certain licensees and the economic pressures on Mexican, South America and Asia licensees. In the nine months ended September 25, 1999, the Company terminated its licensee agreements for the Baby GUESS?, boys and golf product lines.

    GROSS PROFIT. Gross profit increased 19.2% to $65.3 million in the third quarter ended September 25, 1999 from $54.8 million in the third quarter ended September 27, 1998. The increase in gross profit resulted from increased net revenue from product sales. Gross profit from product sales increased 24.8% to $53.9 million in the quarter from $43.2 million in 1998. After the additional costs being recognized in the third quarter, gross margin rates for the restated third quarter are not representative of what we would have otherwise expected for the third quarter. Gross margin was 42.0% in the quarter ended
September 25, 1999 compared to 42.1% in the quarter ended September 27, 1998. Gross margin from product sales for the quarter ended September 25, 1999 was 37.4% compared to 36.5% for the same period in 1998. Gross margin from product sales for the quarter reflected lower off-price sales, lower markdowns, and the effect of spreading retail occupancy costs over a higher sales base.

    Gross profit increased 19.8% to $174.3 million in the nine months ended September 25, 1999 from $145.5 million in the nine months ended September 27, 1998. The increase in gross profit resulted primarily from increased net revenue from product sales. Gross profit from product sales increased 24.9% to $144.4 million in the nine months ended September 25, 1999 from $115.6 million in the nine months ended September 27, 1998. Gross margin was 43.1% in the nine months ended September 25, 1999 compared to 42.9% in the nine months ended September 27, 1998. Gross margin from product sales for the nine months ended September 25, 1999 increased to 38.6% from 37.4% for the nine months ended September 27, 1998. The increase in gross margin from product sales for the nine month period was primarily due to lower off-price sales and the effect of spreading retail occupancy costs over a higher sales base.

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

    EARNINGS BEFORE INTEREST AND INCOME TAXES. Earnings before interest and income taxes increased 38.0% to $26.2 million, or 16.8% of net revenue, in the third quarter ended September 25, 1999 from $19.0 million, or 14.6% of net revenue, in the third quarter ended September 27, 1998. Earnings before interest and income taxes increased 39.9% to $61.8 million, or 15.3% of net revenue, in the nine months ended September 25, 1999 from $44.2 million, or 13.0% of net revenue, in the nine months ended September 27, 1998. The increase in earnings before interest and income taxes was primarily due to higher revenue.

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

    INCOME TAXES. The income tax provision for the quarter ended September 25, 1999 was $9.6 million, or a 40.3% effective tax rate, compared to $6.2 million, or a 39.0% effective tax rate, in the quarter ended September 27, 1998. The income tax provision for the nine months ended September 25, 1999 was $22.2 million, or a 40.4% effective tax rate, compared to $13.4 million, or a 38.9% effective tax rate, in the nine months ended September 27, 1998. The effective tax rates for both years were impacted by certain realized state tax credits and tax planning strategies. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the company.

    NET EARNINGS. Net earnings increased 47.9% to $14.2 million, or 9.2% of net revenue, in the third quarter ended September 25, 1999, from $9.6 million, or 7.4% of net revenue, in the same period in 1998. Net earnings increased 55.7% to $32.7 million, or 8.0% of net revenue, in the nine months ended September 25, 1999, from $21.0 million, or 6.2% of net revenue, in the nine months ended September 27, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    In the nine months ended September 25, 1999 the Company relied primarily on internally generated funds and trade credit to finance its operations and expansion. At September 25, 1999, the Company had working capital of $122.9 million compared to $101.3 million at December 31, 1998. The increase was primarily due to a $27.2 million increase in cash and short-term investments and $17.6 million increase in net receivables.

    The Company's Amended and Restated Revolving Credit Agreement dated
March 28, 1997, as amended to date (the "Credit Agreement"), provides for a $100.0 million revolving credit facility, which includes a $35.0 million sub-limit for letters of credit. At September 25, 1999, the Company had no outstanding borrowings under the revolving credit facility, $1.7 million in outstanding standby letters of credit and $23.8 million in outstanding documentary letters of credit. At September 25, 1999, the Company had $74.5 million available for future borrowings under such facility. The revolving credit facility expired in December 1999. The Credit Agreement contained various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of September 25, 1999.

    On December 3, 1999, the Company entered into a $125,000,000 Credit Agreement ("Credit Facility") with Chase Manhattan Bank. The Credit Facility provides the company with a revolving credit facility, which includes a $50 million sub-limit for letters of credit. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. As of February 16, 2000, the Company was in compliance with all such covenants.

    Capital expenditures, net of lease incentives granted, totaled
$20.2 million in the nine months ended September 25, 1999. The Company estimates its capital expenditures for fiscal 1999 will be approximately $61.0 million, primarily for the retail store expansion and remodeling, shop-in-shop programs, a new distribution center and operations.

    The Company anticipates that it will be able to satisfy its ongoing cash requirements for the next twelve months for working capital, capital expenditures and interest on the Company's senior subordinated notes, primarily with cash flow from operations, supplemented, if necessary, by borrowings under its Credit Facility.

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

    In recognition of this risk, the Company established a Year 2000 Project Team. The Company began its Year 2000 readiness assessment and remediation efforts in 1996. The effort was divided into 4 phases: Phase 1: assessment, Phase 2: remediation, Phase 3: testing and implementation, and Phase 4: contingency planning.

STATE OF READINESS

    Phase 1 and Phase 2 included a review of all hardware and software systems, business functions and trading partners that contain and/or exchange date-sensitive information. Critical IT systems, which include the Company's enterprise-wide information system, time clocks, e-mail and phone systems, are stated Year 2000 compliant with final testing of systems currently underway. The Company is currently performing diagnostics and implementing Year 2000 compliant solutions on its non-IT systems, such as manufacturing equipment and those systems involved with facility management (security systems, air/ heating systems, fire suppression systems). Phases 1, 2 and 3 are concluded.

    The Company is monitoring the progress of its key third parties Year 2000 readiness. As part of this process, the Company has requested assurances from its key third parties as to their Year 2000 readiness and their plans to become Year 2000 compliant. The Company has received responses from most of its key vendors acknowledging their compliance with Year 2000 issues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

    Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On August 7, 1996, a class action complaint naming the Company and certain of its independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, titled as Brenda Figueroa et al. v. Guess ?, Inc. et al. The plaintiffs asserted claims for violation of state wage and hour laws, wrongful discharge, and breach of contract arising out of the Company's relationship with its independent contractors and actions taken by them with respect to their employees. The plaintiffs also alleged that the Company breached its agreement with the United States Department of Labor regarding the monitoring of its independent contractors. The Court has held two hearings on certifying the alleged class. The parties have agreed to settle the case. Under the settlement, the Company would stipulate to the certification of a class. On July 19, 1999, the Court gave preliminary approval to the settlement. The plaintiff has the right to cancel the settlement under certain circumstances. The Court has scheduled a hearing on March 1, 2000 to determine whether it will give final approval to the settlement.

    On July 7, 1998, the Union of Needletrades, Industrial and Textile Employees ("UNITE") filed with the National Labor Relations Board ("NLRB") charges against the Company alleging that the Company violated the National Labor Relations Act by failing to uphold certain obligations under a prior settlement agreement with the NLRB, by denying pro-union employees access to the Company's facilities, by conferring new benefits to employees, by making false accusations against UNITE, by conducting video surveillance of UNITE's offices, and by assisting and organizing an anti-union demonstration. These allegations were dismissed by the NLRB. UNITE appealed, and, on October 15, 1999, the NLRB dismissed the appeal.

    On February 24, 1998, the Company and Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, were named as defendants in a class action entitled John N. Robinson v. Guess ?, Inc., Maurice Marciano, Paul Marciano and Armand Marciano filed in the Los Angeles Superior Court. The complaint, as amended, purported to state claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 for alleged misrepresentations in connection with the Company's initial public offering (the "IPO") in August 1996. Mr. Robinson purported to represent a class of all purchasers of the Company's stock in the IPO and sought unspecified damages. On January 10, 2000, the claims were dismissed in their entirety. However, Robinson has the right to appeal the dismissal.

    On October 26, 1998, Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, (the "Marcianos"), as well as the Company, were named as defendants in a shareholder's derivative complaint entitled John N. Robinson v. Maurice Marciano, Paul Marciano and Armand Marciano and Guess ?, Inc., filed in the Los Angeles Superior Court. The complaint (the "Derivative Complaint") purports to state a claim for intentional breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud and abuse of control in connection with the Marcianos' management of the Company. On July 26, 1999, the Court entered an Order that allows the case to proceed past the pleadings stage. While it is too soon to predict the outcome of the case with any certainty, the defendants believe they have meritorious defenses to each of the claims asserted and intend to vigorously defend themselves.

    On May 21, 1999, the Company filed a demand for arbitration against Pour le bebe, Inc. and Pour la Maison, Inc. (collectively "PLB") seeking damages and injunctive relief in connection with four written license agreements between the parties. The Company alleged that PLB defaulted under the license agreements, that the license agreements properly were terminated and that PLB breached the license agreements. On July 19, 1999, PLB filed a counterdemand for arbitration against the Company. PLB sought damages consisting of all royalties paid to the Company over the course of their relationship and injunctive relief against the Company alleging breach of contract, violation of the California Franchise Relations Act, interference with prospective economic advantage, unlawful business practices, statutory unfair competition and fraud. The arbitration is pending before the American Arbitration Association pursuant to arbitration clauses in the license agreements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits:

EXHIBIT
NUMBER                        DESCRIPTION
-------  -----------------------------------------------------
   3.1.  Restated Certificate of Incorporation of the Company.
         (1)
   3.2.  Bylaws of the Company. (1)
   4.3.  Specimen stock certificate.(1)
  27.1.  Financial Data Schedule*

------------------------

*   filed herewith.

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.

    b)  Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the quarter ended September 25, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       GUESS ?, INC.

               Date: February 16, 2000                 By: /s/ MAURICE MARCIANO
                                                         --------------------------------------------
                                                         Maurice Marciano
                                                         CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                                         OFFICER AND DIRECTOR (PRINCIPAL EXECUTIVE
                                                         OFFICER)

               Date: February 16, 2000                 By: /s/ BRIAN FLEMING
                                                         --------------------------------------------
                                                         Brian Fleming
                                                         EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
                                                         OFFICER (PRINCIPAL FINANCIAL OFFICER AND
                                                         CHIEF ACCOUNTING OFFICER)