Form 10-K
period 1999-12-31
GUESS INC ET AL/CA/
filed 2000-03-30
CIK 912463

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 1-11893

                                 GUESS ?, INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                             95-3679695
  (State or other jurisdiction     (I.R.S. Employer Identification Number)
of incorporation or organization)

                           1444 SOUTH ALAMEDA STREET
                         LOS ANGELES, CALIFORNIA 90021
                                 (213) 765-3100

    (Address, including zip code, and telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                          NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS              ON WHICH REGISTERED
---------------------------------------  -----------------------
Common Stock, par value $0.01 per share  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of the close of business on March 22, 2000, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $214,459,553.

    As of the close of business on March 22, 2000, the registrant had 43,398,885 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

        ITEM            DESCRIPTION                                                     PAGE
---------------------   -----------                                                   --------
                                            PART I
                    1   Business....................................................         1
                    2   Properties..................................................        12
                    3   Legal Proceedings...........................................        13
                    4   Submission of Matters to a Vote of Security Holders.........        14

                                           PART II
                    5   Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................        14
                    6   Selected Financial Data.....................................        15
                    7   Management's Discussion and Analysis of Financial Condition
                          and
                          Results of Operations.....................................        16
                   7A   Quantitative and Qualitative Disclosures About Market
                          Risks.....................................................        22
                    8   Financial Statements and Supplementary Data.................        23
                    9   Changes in and Disagreements with Accountants on Accounting
                          and
                          Financial Disclosure......................................        23

                                           PART III
                   10   Directors and Executive Officers of the Registrant..........        23
                   11   Executive Compensation......................................        23
                   12   Security Ownership of Certain Beneficial Owners and
                          Management................................................        23
                   13   Certain Relationships and Related Transactions..............        23

                                           PART IV
                   14   Exhibits, Consolidated Financial Statement Schedules and
                          Reports on Form 8-K.......................................        23

                                     PART I

ITEM 1. BUSINESS

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

    Various forward-looking statements have been made in this Form 10-K. Forward-looking statements may also be in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements.

    Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Certain statements in this Form 10-K, including those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future inventory and gross margins, its anticipated cash requirements and sources, the relocation of its distribution center, its cost containment efforts, its plans regarding store openings and closings and its business seasonality, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors which may cause actual results in future periods to differ from its current expectations include, among other things, the continued availability of sufficient working capital, the availability of adequate sources of capital, the successful integration of new stores into existing operations, the continued desirability and customer acceptance of existing and future product lines, possible cancellations of wholesale orders, the success of competitive products, the success of the Company's programs to strengthen its inventory cost accounting controls and procedures and the success of technology being used in the Company's new distribution center. In addition to these factors, the economic and other factors identified in this Form 10-K, including but not limited to the risk factors discussed herein and in the Company's previously filed public documents could affect the forward-looking statements contained in herein and therein.

    Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe," "expect," "anticipate," "optimistic," "intend," "aim," "will" or the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

    For additional information regarding forward-looking statements, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

GENERAL

    Unless the context indicates otherwise, when we refer to "we," "us" or the "Company" in this Form 10-K, we are referring to Guess?, Inc. ("GUESS?") and its subsidiaries on a consolidated basis.

    We design, market, distribute and license one of the world's leading lifestyle collections of casual apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. Our apparel is marketed under numerous trademarks including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, Question Mark and Triangle Design, GUESS Kids, and GUESS Collection. The lines include full collections of denim and cotton clothing, including jeans, pants, overalls, skirts, dresses, shorts, blouses, shirts, jackets and knitwear. We also selectively grant licenses to manufacture and distribute a broad range of products that complement our apparel lines, including eyewear, watches, footwear, infant apparel and other fashion accessories.

    Our products are sold through three distribution channels: in our own stores, to a network of wholesale accounts and through the Internet. GUESS? branded products, some of which are produced under license, are also sold internationally through a series of licensees and distributors. Our core customer is a style-conscious consumer between the ages of 15 and 25. These consumers are part of a highly desirable demographic group that we believe is growing rapidly and has significant disposable income. We also appeal to customers outside this group through specialty product lines that include GUESS Collection, a more sophisticated fashion line targeted to women, and GUESS Kids, targeted to boys and girls ages 6 through 12.

    We were founded in 1981 by Maurice Marciano, Paul Marciano and Armand Marciano and we currently operate as a Delaware corporation.

BUSINESS SEGMENTS

    Our business consists of three reportable business segments: retail operations, wholesale operations and licensing operations. Financial information about each segment for the fiscal years ended December 31, 1997, 1998 and 1999 are included under Note 11 to the Consolidated Financial Statements contained herein.

    In 1999, 50.0% of our net revenue came from retail operations, 43.4% from wholesale operations and 6.6% from licensing operations. Our total net revenue in 1999 was $599.7 million and net earnings were $51.9 million.

BUSINESS STRENGTHS

    We believe we possess a foundation of business strengths necessary for the execution of our business strategies. These business strengths include:

    BRAND EQUITY. We believe that our name has become one of the most familiar in fashion and is one of our most valuable assets. We believe the enduring strength of the GUESS? brand name and image is due mainly to our consistent emphasis on innovative and distinctive product designs that stand for exceptional styling and quality. Our industry is highly competitive and subject to rapidly changing consumer preferences and tastes. The success of our brand depends on our ability to anticipate the fashion preferences of our customers. We have a team of designers who, under the direction of Maurice Marciano, seek to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image. Through our award-winning advertising, under the creative leadership and vision of Paul Marciano, we have achieved worldwide recognition of the GUESS? brand name. By retaining control over advertising and marketing activities from our headquarters in Los Angeles, we maintain the integrity, consistency and direction of the GUESS? brand image worldwide, while realizing substantial cost savings when compared to the use of outside advertising agencies.

    We have developed the "GUESS? signature image" and "GUESS? lifestyle concept," through the use of our strong and distinctive images, merchandising display themes, logos, and trademarks which are registered in over 170 countries.

    ADVERTISING AND MARKETING. All worldwide advertising, marketing activities and promotional materials are controlled from our headquarters in Los Angeles. GUESS Jeans, GUESS U.S.A. and Guess ?, Inc. images have been showcased in dozens of major publications, and outdoor and broadcast media throughout the United States and worldwide. Our advertising campaigns promote the GUESS? image with our award winning advertising and a consistent emphasis on innovative and distinctive designs.

    We communicate this message through the use of our signature black and white print advertisements, as well as color print advertisements, designed by our in-house advertising department. Led by Paul Marciano, this team has won numerous awards and contributed to making the GUESS? brand one of the most recognizable fashion brands. We have maintained a high degree of consistency in our advertisements, by using similar themes and images. We require our licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of GUESS? products, respectively, in Company-approved advertising, promotion and marketing.

    RETAIL DISTRIBUTION. At December 31, 1999, we operated 92 full-price retail and 54 factory outlet stores in the United States and a retail store in Florence, Italy that is an integral part of our European design activities. Our 60% owned subsidiary, GUESS? Canada Corporation ("GUESS Canada"), operates

13 retail stores in Canada. Our retail network creates an upscale and inviting shopping environment and enhances our image. Distribution through our retail stores allows us to influence the merchandising and presentation of our products, increase consumer awareness and build brand equity. Our retail stores carry a full assortment of men's and women's merchandise, including most of the GUESS? licensed products. Our factory outlet stores are primarily located in outlet malls, generally operating outside the shopping radius of our wholesale customers and our own retail stores. They appeal to value-conscious customers with a product line that is approximately 70% unique to that venue.

    LICENSEE STORES. Our licensees and distributors also operate 229 international GUESS? stores. These stores carry apparel and accessories that are similar to those sold in the United States, including some that are tailored for local fashion sensibilities. We work closely with international licensees and distributors to ensure that their store designs and merchandise programs protect the reputation of the GUESS? trademarks. Our international licenses and distribution agreements also allow for the sale of GUESS? brand goods in better department stores and upscale specialty retail stores.

    WHOLESALE DISTRIBUTION. We have both domestic and international wholesale distribution channels. Domestic wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading domestic wholesale customers include Federated Department Stores, Inc., The May Department Stores Company,
Dillard's, Inc. and Dayton Hudson Corporation. During 1999, our products were sold directly to consumers from approximately 2,800 retail store locations in the United States. These locations include approximately 1,200 shop-in-shops, an exclusive selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops allow us to reinforce our GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women's, men's or girls' apparel. Through our foreign subsidiaries and our network of international distributors, our products are also found in major cities throughout Asia, Europe, South America and the Middle East.

    LICENSING OPERATIONS. The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We carefully select our trademark licensees and approve in advance all product design, advertising and packaging materials of all licensed products in order to maintain a consistent GUESS? image. We currently have 28 licenses that include watches, eyewear, shoes, handbags, leather apparel, jewelry and related accessories. We have granted licenses for the manufacture and sale of GUESS? branded products in markets which include Europe, Asia, South America, Australia and Africa.

BUSINESS GROWTH STRATEGIES

    We regularly evaluate and implement initiatives that we believe will build brand equity, grow our business and enhance profitability. Our key growth strategies are as follows:

    LEVERAGING THE GUESS? BRAND. We believe the GUESS? brand is an integral part of our business, a significant strategic asset and a primary source of sustainable competitive advantage. It communicates a distinctive image that is fun, fashionable and sexy. Brand loyalty, name awareness, perceived quality, strong brand images, public relations, publicity, promotional events and trademarks all contribute to brand equity. Our design teams visit the world's premier fashion locations in order to identify important style trends and to discover new fabrics. We will continue this practice while promoting our innovative designs through stylish advertising campaigns that advance the GUESS? image. Our marketing programs are designed to convey a uniform style image for the brand, aimed at increasing the desire of the target group to join our GUESS? customer group.

    RETAIL STORE STRATEGY AND EXPANSION PLANS. We plan that our retail division will be our primary growth initiative over the next three to five years. We plan to achieve this growth by adding a significant number of new stores, increasing the average size of our new stores and further increasing the sales productivity of all stores. During 1999, we opened 19 new stores in the United States and improved our operating base by closing 5 under performing stores. In 1999, we also increased our ownership in our Canadian licensee, GUESS Canada, which operates 13 retail stores in Canada, to 60%. We have an option to acquire the remaining 40% of our Canadian subsidiary commencing December 31, 2001.

    We currently plan to more than double our retail square footage in the United States and Canada during the next three years. We plan to open 25 new retail stores and 10 new factory outlet stores in the United States in 2000. We also plan to open 10 GUESS Kids stores in the United States, which will carry girls', boys' and Baby GUESS apparel. We also expect that our Canadian licensee, GUESS Canada, will open 15 new retail stores in Canada in 2000. It has been our experience that our retail locations build brand awareness and contribute to the growth of our wholesale operations.

    In 1999, our retail stores open a minimum of one year realized comparable store sales gains averaging 28% over 1998 and our factory outlet stores realized net gains averaging 24%. We believe this growth reflects the re-emergence of the GUESS? brand nationally, and among other things, the effect of several ongoing initiatives, including:

    - being a leader in new product development,

    - producing a more fashion-focused product mix,

    - improvements in merchandising and visual presentation,

    - the remodeling of select stores to promote a consistent brand message and

    - the development of a motivated team of sales professionals so that our customers have a favorable shopping experience.

    The look and feel of GUESS? retail and factory outlet stores play an important role in building our brand equity. To enhance the quality of our presentation, we remodeled 14 stores during 1999 and plan to remodel an additional 25 stores during 2000.

    EXPAND SHOP-IN-SHOP PROGRAMS. We are continuing to selectively expand our use of "shop-in-shops," which are exclusive selling areas within wholesale customers' department stores that use GUESS? signage and fixture designs. The GUESS? "shop-in-shop" concept is designed to enhance the presence and brand awareness of GUESS? products in department stores. The strategic product presentation, theme-based fixtures, displays, strong and distinctive images and point-of-sale materials in these premium department store locations are designed to reinforce and capitalize on the "GUESS? lifestyle" concept. These shops also facilitate consumer shopping by featuring a comprehensive presentation of our merchandise. In our wholesale business in 1998 and 1999, we focused on the department stores with the greatest sales potential while increasing our shop-in-shop presence in those stores. At the end of 1999, we had approximately 1,200 GUESS? shop-in-shops in the United States. We expect to continue to grow our domestic wholesale operations in 2000, and plan to add or remodel up to 500 additional shop-in-shops this year. We also plan to selectively increase our presence in department stores, specialty retail chains and upscale boutiques.

    REPOSITION LICENSEE PORTFOLIO. A primary objective as a company is to maintain the quality and reputation of the GUESS? brand. In order to maintain quality and control of the GUESS? brand, we will continue to strategically reposition our licensing portfolio by bringing in-house apparel licenses, where appropriate. To maintain brand integrity and image, we aggressively monitor the performance of our licensees. If we determine that licensees are performing inadequately, we sometimes discontinue the existing relationship and seek out a stronger replacement licensee or if appropriate, produce the product line in-house. Over the past few years, we have converted our women's knits and girls' product lines from licenses to our own products, and we recently reacquired our boys' line. Our girls' and boys' apparel lines will both be prominently featured in our new GUESS Kids stores and a planned series of girls' and boys' shop-in-shops. We terminated our licensee for Baby GUESS in 1999 and have a new licensee producing the Baby GUESS line in 2000.

    IMPROVED PRODUCT SOURCING. We have refocused our product sourcing strategies to increase efficiencies, reduce costs and improve quality. We currently purchase approximately 75% of our finished products from international vendors. This is a significant change from several years ago when we purchased the majority of our goods from domestic sources. We have increased our utilization of lower-cost, offshore "packaged purchases." in which we supply the product design and fabric selection, and the vendor manufacturers and delivers the finished product. We have strategically aligned ourselves with sourcing vendors worldwide, who will take full responsibility for delivering a quality, finished product in a timely manner. We have substantially reduced our average cost per unit at the same time as we have lowered the price of many of our items. We also retain a close relationship with a number of domestic vendors located primarily in Los Angeles as it is important to react to last minute trends, as well as respond to rush reorders. By continuing to use packaged programs, we believe we can continue to achieve improved product gross margins, reduce carry costs of raw materials and improve deliveries and quality.

    RELOCATE DISTRIBUTION CENTER. We have opened a new, automated distribution center in Louisville, Kentucky, to replace our distribution center in Los Angeles. Our new, 500,000 square-foot facility is near United Parcel Service's national transit hub and, when fully operational in the second quarter of fiscal year 2000, is expected to reduce our shipping time to the majority of our stores and wholesale accounts that are east. We expect the new distribution center, in addition to enabling us to get our products to market more rapidly, will allow us to reduce distribution operating costs per unit, reduce our shipping costs and provide better service to our customers.

    E-COMMERCE. We are pursuing both business-to-consumer and business-to-business initiatives. Our web site, www.guess.com, a virtual storefront that promotes the GUESS? brand, became fully operational in April 1999. Designed as a customer center, the site showcases GUESS? products in an easy-to-navigate format, allowing customers to see and purchase our collections of casual apparel and accessories. This virtual store is designed to develop an additional retail distribution channel, improve customer service levels and create a fun and entertaining alternative-shopping environment. The site also provides fashion information, provides a mechanism for customer feedback, promotes customer loyalty and enhances our brand identity through interactive content. This site generates net revenue consistent with an average GUESS? retail store.

    During 2000, we intend to introduce a business-to-business concept that will facilitate our interaction with wholesale customers, licensees and suppliers. The site, which will utilize Commerce One's MarketSite with PeopleSoft's eProcurement software, is designed to permit the purchase of both indirect items such as office and maintenance supplies and direct items such as trims, fabric, and finished goods. Our site has the potential to become an electronic marketplace that will facilitate various levels of interaction between buyers and sellers in the textile and apparel industries, and to reduce our operating costs, increase our sourcing efficiencies and improve customer service.

GUESS? PRODUCTS

    We derive net revenue from three primary sources:

    - the sale of GUESS? men's, women's, girls' and boys' apparel,

    - the sale of our licensees' products through our network of retail and factory outlet stores primarily in the United States and

    - the sale of GUESS? men's, women's, girls' and boys' apparel worldwide to wholesale customers and distributors and net royalties from worldwide licensing activities.

    The following table sets forth our net revenue from our channels of distribution.

                                                                YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------
                                                1997                     1998                     1999
                                         -------------------      -------------------      -------------------
                                                                (DOLLARS IN THOUSANDS)
Net Revenue:
Retail operations......................  $215,873     41.9%       $222,624     47.2%       $299,384     50.0%
Wholesale operations...................   250,040     48.5         212,504     45.0         260,628     43.4
                                         --------    -----        --------    -----        --------    -----
  Net revenue from product sales.......   465,913     90.4         435,128     92.2         560,012     93.4
Net royalties..........................    49,459      9.6          36,803      7.8          39,638      6.6
                                         --------    -----        --------    -----        --------    -----
    Total net revenue..................  $515,372      100%       $471,931      100%       $599,650      100%
                                         ========    =====        ========    =====        ========    =====

    PRODUCTS. Our product line is organized into four primary categories: men's, women's, girls' and boys' apparel. In 1999, we reacquired our boys' apparel line from a former licensee and now produce the line in-house. The product assortment was refocused with a more narrow and deep buying strategy using fewer stock keeping units ("SKUs") to be able to give our customers more depth of the styles they want. New fashioned-oriented product is offered monthly. To take advantage of the contemporary trends, we complement our core basic styles with more fashion-oriented items. Within our basic denim assortment, we have added new denim fabrics and washes. In addition, we have also been successful in adding "immediates" to our merchandise assortment. These are fashion forward styles that compliment our current product that continue to keep GUESS? as the fashion leader and trend setter in the industry.

    Our line of women's apparel also includes the GUESS Collection product line, a better collection of women's skirts, dresses, tops, jackets, blazers and blouses incorporating a sophisticated, high fashion combination of colors and styles. These products are currently sold exclusively through our retail stores and the Internet and our primarily designed to appeal to the contemporary segment of the apparel market.

    LICENSED PRODUCTS. The high level of desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and distribution channels worldwide through trademark licensing arrangements. We currently have 28 trademark licenses. Worldwide sales of licensed products (as reported to us by our licensees) were approximately $525 million in 1999. Our net royalties from these sales, including fees from new licensees, were $39.6 million in 1999. Approximately 40% of our net royalties were derived from our top 3 licensed product lines in 1999.

DESIGN

    Under the direction of Maurice Marciano, GUESS? apparel is designed by an in-house staff of five design teams (men's, women's, girls', boys' and GUESS Collection) located in Los Angeles, California. GUESS? design teams travel throughout the world in order to monitor fashion trends and discover new fabrics. Fabric shows in Europe, Asia and the United States provide additional opportunities to discover and sample new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. We also maintain a fashion library consisting of antique and contemporary garments as an additional source of creative concepts. In addition, design teams regularly meet with members of the sales, merchandising and retail operations to further refine our products in order to meet the particular needs of our markets.

DOMESTIC RETAIL OPERATIONS

    At December 31, 1999, our domestic retail operations consisted of 92 full-price retail and 54 factory outlet stores in the United States that we owned and operated directly, which sell GUESS?-label products. Since the beginning of 1996 through December 31, 1999, we have opened a total of 39 retail stores and 17 factory outlet stores and have closed or consolidated 9 retail and 10 factory outlet stores in the United

States. The percentage of net revenue generated by the retail network has increased from 47.2% to 50.0% of our net revenue from product sales from the beginning of 1996 through December 31, 1999.

    RETAIL STORES. Our 92 domestic retail stores occupy 494,000 square feet and range in size from approximately 3,000 to 10,000 square feet. Our retail stores carry a full assortment of men's and women's GUESS? merchandise, including most of our licensed products. In 1999, our retail division introduced its own fragrance line. During 1999, we opened 9 retail stores, remodeled another 10 retail stores and closed one retail store as a result of a store consolidation. We plan to open 25 new retail stores in the United States during 2000. During 2000, we also plan to launch our first 10 GUESS Kids stores to sell our girls' line and our boys' line as well as infant's clothing, which will be supplied by one of our licensees.

    In 1999, our domestic retail stores achieved a 28% comparable store increase in net revenue. Every domestic retail store increased its sales over those in 1998. Our domestic retail stores open at the beginning of 1998 increased sales per square foot from $346 in 1998 to $434 in 1999.

    FACTORY OUTLET STORES. Our 54 domestic factory outlet stores occupy approximately 300,000 square feet and range in size from approximately 3,500 to 8,900 square feet. They are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our retail stores. These stores sell selected styles of GUESS? apparel and licensed products at a discount to value-conscious customers. We also use the factory outlet stores to assist us to distribute excess inventory effectively, thereby protecting the GUESS? image. Approximately 70% of the products sold in our factory outlet stores are unique to those stores. During 1999, we opened 10 new factory stores and closed 4 under-performing stores. We plan to open another 10 factory outlet stores in 2000. In 1999, our domestic factory outlet stores achieved a 24% comparable store sales increase in net revenue. Our domestic factory outlet stores open at the beginning of 1998 increased sales per square foot from $258 in 1998 to $335 in 1999.

DOMESTIC WHOLESALE CUSTOMERS

    Our domestic wholesale customers consist primarily of better department stores and select upscale specialty stores, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading wholesale customers include Federated Department
Stores, Inc., The May Department Stores Company and Dillard's, Inc., among others. During 1999, we sold our products directly to approximately 2,800 retail doors in the United States.

    A key element of our merchandising strategy is the shop-in-shop merchandising format, an exclusive selling area within a department store that presents a full array of GUESS? products using GUESS? signage and fixture designs. At December 31, 1999, there were approximately 1,200 shop-in-shops (excluding shop-in-shops installed by licensees and distributors) that feature GUESS? products (other than the GUESS Collection). We added or remodeled approximately 135 shop-in-shops in 1999 and intend to add or remodel up to 500 shop-in-shops by the end of 2000.

    We have sales representatives in our showrooms in New York, Los Angeles, Dallas, Chicago, Milan and Florence, Italy and Hong Kong. They coordinate with customers to determine the inventory level and product mix that should be carried in each store to maximize retail sell-through and enhance the customers' profit margins. The inventory level and product mix are then used as the basis for developing sales projections and product needs for each wholesale customer and for scheduling production. Additionally, we use merchandise coordinators, who work with the store to ensure that our products are appropriately displayed.

    A few of our domestic wholesale customers, including some under common ownership, have accounted for significant portions of our net revenue. During 1999, Bloomingdale's, Macy's and other affiliated stores owned by Federated Department Stores, Inc. together accounted for approximately 12.4% of our net revenue.

INTERNATIONAL BUSINESS

    We derive net revenue and earnings outside the United States from two principal sources:

    - sales of GUESS? brand apparel directly to 5 foreign distributors who distribute it to better department stores, upscale specialty retail stores and GUESS? licensed retail stores operated by our international distributors, and

    - royalties from licensees who manufacture and distribute GUESS? brand products outside the United States. We sell products through distributors and licensees throughout Asia, South America, Europe, South Africa, Australia and the Middle East.

    At December 31, 1999, 229 GUESS? retail and outlet stores were owned and operated internationally by licensees and distributors, including 13 retail stores in Canada that our 60% owned subsidiary operates. We have an option to acquire the remaining 40% of our Canadian subsidiary commencing December 31, 2001. Our retail store license agreements generally provide detailed guidelines for store fixtures and merchandising programs. The appearance, merchandising and service standards of these stores are closely monitored to ensure that our image is maintained. We have been advised by our distributors and licensees that they plan to open approximately 45 new stores, including 15 stores in Canada, in 2000. We also own and operate a flagship GUESS? retail store located in Florence, Italy.

LICENSE AGREEMENTS AND TERMS

    Our trademark license agreements customarily provide for a three- to five-year initial term with a possible option to renew prior to expiration for an additional multi-year period. In addition to licensing trademarks for products which complement our apparel products, we have granted trademark licenses for the manufacture and sale of GUESS? branded products similar to ours, including men's and women's denim and knitwear, in markets such as the Philippines, Canada, Mexico, Chile, South Africa, South Korea, Europe and Japan. Licenses granted to certain licensees that have produced high-quality products and otherwise have demonstrated solid operating performance, such as GUESS? Watches and GUESS? Eyewear, have been renewed and in some cases expanded to include new products or markets. In other cases, products that were formerly licensed, such as our women's knits, girls' and boys' lines, are now being produced in-house. The typical license agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee's net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products. In addition, certain licensees are required to contribute toward the protection of our trademarks within the territories granted to such licensees, thereby assisting us in our efforts to prevent counterfeiting and other trademark infringement in those territories.

    To protect the GUESS? trademark and brand, our Licensing Department meets regularly with licensees to ensure consistency with our overall merchandising and design strategies and to ensure uniformity and quality control. The Licensing Department approves in advance all GUESS? brand products, advertising, promotional and packaging materials.

ADVERTISING AND MARKETING

    Our advertising, public relations and marketing strategy is to promote a consistent high impact image which endures regardless of changing consumer trends. Since our inception, Paul Marciano has had principal responsibility for the GUESS? brand image and creative vision. All worldwide advertising and promotional material is controlled through our Advertising Department based in Los Angeles. GUESS Jeans, GUESS U.S.A. and Guess ?, Inc. images have been showcased in dozens of major publications and outdoor and broadcast media throughout the United States and the world.

    Our advertising strategy promotes the GUESS? image and products, with an emphasis on image. Our signature black and white print advertisements, as well as color print advertisements, have garnered prestigious awards, including Clio, Belding and Mobius awards for creativity and excellence. These awards, which we have received on numerous occasions, are generally awarded based on the judgment of prominent members of the advertising industry. We have maintained a high degree of consistency in our advertisements, using similar themes and images. We require our licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of GUESS? products in approved advertising, promotion and marketing. We launched a new marketing campaign in 1999, which included Internet advertising sponsors and television commercials, strong and consistent images used in all media forms, fresh merchandising presentation themes and enhanced point-of-sale materials.

    Our in-house advertising department is responsible for media placement of all advertising worldwide, which includes approval of all advertising campaigns from our licensees and distributors. We use a variety of media which emphasizes print and outdoor advertising. We have focused advertisement placement in national and international contemporary fashion/beauty and lifestyle magazines including Vanity Fair, Harpers Bazaar, Elle, W and Details. By retaining control over our advertising programs, we are able to maintain the integrity of the GUESS? brand image while realizing substantial cost savings when compared to the use of outside agencies.

    We further strengthen communications with customers through our Web site (www.guess.com). This global medium enables us to provide timely information in an entertaining fashion to consumers about our history, GUESS? products and store locations and allows us to receive and respond directly to customer feedback.

SOURCING AND PRODUCT DEVELOPMENT

    We source products through numerous suppliers, many of whom have established relationships with us. We seek to achieve the most efficient means for timely delivery of our high quality products. Our fabric specialists work with fabric mills in the United States, Europe and Asia to develop woven and knitted fabrics that enhance the products' comfort, design and appearance. For a substantial portion of our apparel products, production planning takes place generally four to five months prior to the corresponding selling season. Delivery of certain basic products is accomplished through our Quick Response EDI (Electronic Data Interchange) replenishment system which ensures shipment of such products generally within 48 hours of receipt of customer orders.

    We do not own any production equipment other than cutting machinery. To remain competitive, in recent years we have increasingly been sourcing our finished products globally. During 1999, we sourced approximately 80% of our finished products from third-party suppliers located outside the United States. Most of these finished products are acquired as package purchases where we supply the design and fabric selection and the vendor supplies the finished product. Although we have long-term relationships with many of our vendors, we do not have long-term written agreements with them. The production and sourcing staff in Los Angeles oversee aspects of apparel manufacturing, quality control and production, as well as research and develop new sources of supply.

SOURCES AND AVAILABILITY OF RAW MATERIALS

    Our products use a variety of raw materials, principally consisting of woven denim, woven cotton and knitted fabrics and yarns. Historically, we have had to make commitments for a significant portion of our fabric well in advance of sales. By increasing the use of packaged purchases, we have been able to reduce our raw materials inventory.

QUALITY CONTROL

    Our quality control program is designed to ensure that products meet our high quality standards. We monitor the quality of our fabrics prior to the production of garments and inspect prototypes of each product before production runs commence. We also perform random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in our distribution centers. We believe that our policy of inspecting our products at our distribution centers and at the vendors' facilities is important in maintaining the quality and reputation of our products.

DISTRIBUTION CENTER

    We utilize distribution centers at strategically located sites. During 1999, distribution of our products in the United States was centralized in our Los Angeles, California facility, which we lease from a related party and operate. In January 2000, we opened a new, automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles. We expect the new facility, which we lease, to be fully operational in the second quarter of fiscal year 2000. We also hold a ten percent ownership interest in a licensee which operates a distribution center in Florence, Italy and services Europe. Additionally, we utilize a contract warehouse in Hong Kong which services the Pacific Rim.

    At our distribution centers in the United States, we use fully integrated and automated distribution systems. The bar code scanning of merchandise, picking tickets and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to the distribution information systems.

COMPETITION

    The apparel industry is highly competitive and fragmented, and is subject to rapidly changing consumer demands and preferences. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the GUESS? image. We compete with numerous apparel manufacturers and distributors and several well-known designers which have recently entered or re-entered the designer denim market. Our retail and factory outlet stores face competition from other retailers, including some of our major wholesale customers. Our licensed apparel and accessories also compete with a substantial number of designer and non-designer lines and various other well-known brands. Many of our competitors have greater financial resources than we do. Although the level and nature of competition differ among our product categories, we believe that we compete on the basis of our brand image, quality of design, workmanship and product assortment.

TRADEMARKS

    We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, Question Mark and Triangle Design, GUESS Kids, and GUESS Collection. At December 31, 1999, we had more than 2,100 U.S. and international registered trademarks or trademark applications pending with the trademark offices of the United States and in over 170 countries around the world. From time to time, we adopt new trademarks in connection with the marketing of new product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.

    Like many well-known brands, our trademarks are subject to infringement. We have a staff devoted to the monitoring and aggressive protection of our trademarks worldwide.

WHOLESALE BACKLOG

    We maintain a model stock program in our basic denim products which allows us generally to replenish a customer's inventory within 48 hours. We typically receive orders for our fashion apparel 90 to 120 days prior to the time the products are delivered to stores. At February 29, 2000, we had unfilled wholesale orders, consisting primarily of orders for fashion apparel, of approximately $167.7 million, compared to $93.9 million for such orders at February 28, 1999. We expect to fill substantially all of these orders in 2000. The backlog of wholesale orders at any given time is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

EMPLOYEES

    We believe that our employees ("associates") are one of our most valuable resources. At December 31, 1999, there were approximately 3,600 associates. Associates include approximately 1,100 in wholesale operations and 2,500 in retail operations.

    We are not a party to any labor agreements and none of our associates is represented by a labor union. We consider our relationship with our associates to be good. In addition, we were among the first in the apparel industry to implement a program to monitor the compliance of subcontractors with Federal minimum wage and overtime pay requirements.

ENVIRONMENTAL MATTERS

    We are subject to federal, state and local laws, regulations and ordinances that govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage and disposal of solid and hazardous wastes). We are also subject to laws, regulations and ordinances that impose liability for the costs of clean up or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. Certain of our operations routinely involve the handling of chemicals and wastes, some of which are or may become regulated as hazardous substances. We have not incurred, and do not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, we believe that our environmental obligations will not have a material adverse effect on our financial condition or results of operations.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

    See Note 11 to the Notes to the Consolidated Financial Statements for a discussion regarding our domestic and foreign operations.

ITEM 2. PROPERTIES

    Certain information concerning our principal facilities, all of which are leased at December 31, 1999, is set forth below:

                                                                                    APPROXIMATE
                                                                                      AREA IN
        LOCATION                                     USE                            SQUARE FEET
-------------------------   ------------------------------------------------------  -----------
1444 South Alameda Street   Principal executive and administrative offices, design    565,000
Los Angeles, California     facilities, sales offices, distribution and warehouse
                            facilities, production control, and sourcing

1610 Freeport Drive         Distribution and warehousing facility                     500,000
Louisville, Kentucky

1385 Broadway               Administrative offices, public relations, and              30,000
New York, New York          showrooms

Kowloon, Hong Kong          Distribution and licensing coordination control             3,000

Florence, Italy             Administrative office and retail store                      4,100

    Our corporate, wholesale and retail headquarters and our production, distribution and warehousing facilities are located in Los Angeles, California and consist of seven adjacent buildings totaling approximately 565,000 square feet. All of these properties are leased by us, and certain of these facilities are leased from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano, Paul Marciano and Armand Marciano and their families (the "Principal Stockholders") pursuant to leases that expire in July 2008. The total lease payments to these limited partnerships are $225,000 per month with aggregate minimum lease commitments to these partnerships at December 31, 1999 totaling approximately $23.4 million. See "Item 13. Certain Relationships and Related Transactions."

    During 1999, distribution of our products in the United States was centralized in our Los Angeles, California facility. We have opened a new, automated distribution center in Louisville, Kentucky, which is leased by us, to replace the distribution center in Los Angeles. We also hold a ten-percent ownership interest in a licensee, which leases and operates a distribution center in Florence, Italy and services Europe. Additionally, we lease a contract warehouse in Hong Kong which services the Pacific Rim.

    We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facility and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through May 2012. These facilities are located principally in the United States, with aggregate minimum lease commitments, at December 31, 1999, totaling approximately $212.1 million.

    The current terms of our store leases, excluding renewal options, expire as follows:

YEARS LEASE TERMS EXPIRE                                      NUMBER OF STORES
------------------------                                      ----------------
2000-2002...................................................         29
2003-2005...................................................         61
2006-2008...................................................         44
2009-2011...................................................         11
Thereafter..................................................          2

    We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations. See Notes 7 and 8 of the Notes to Consolidated Financial Statements for further information regarding current lease obligations.

ITEM 3. LEGAL PROCEEDINGS

    On August 7, 1996, a class action complaint naming the Company and certain of its independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, titled as Brenda Figueroa et al. v. Guess ?, Inc. et al. The plaintiffs asserted claims for violation of state wage and hour laws, wrongful discharge, and breach of contract arising out of the Company's relationship with its independent contractors and actions taken by them with respect to their employees. The plaintiffs also alleged that the Company breached its agreement with the United States Department of Labor regarding the monitoring of its independent contractors. The Court has held two hearings on certifying the alleged class. The parties have agreed to settle the case. On March 1, 2000, the Court gave final approval to the parties' settlement. If no class member appeals within 60 days thereafter, the case will be finally resolved.

    On July 7, 1998, the Union of Needletrades Industrial and Textile Employees ("UNITE") filed with the National Labor Relations Board ("NLRB") charges against the Company alleging that the Company violated the National Labor Relations Act by failing to uphold certain obligations under a prior settlement agreement with the NLRB, by denying pro-union employees access to the Company's facilities, by conferring new benefits to employees, by making false accusations against UNITE, by conducting video surveillance of UNITE's offices, and by assisting and organizing an anti-union demonstration. These allegations were dismissed by the NLRB. UNITE appealed, and, on October 15, 1999, the NLRB dismissed the appeal.

    On February 24, 1998, the Company and Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, were named as defendants in a class action entitled John N. Robinson v. Guess ?, Inc., Maurice Marciano, Paul Marciano and Armand Marciano filed in the Los Angeles Superior Court. The complaint, as amended, purported to state claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 for alleged misrepresentations in connection with the Company's initial public offering (the "IPO") in August 1996. Mr. Robinson purported to represent a class of all purchasers of the Company's stock in the IPO and sought unspecified damages. On January 10, 2000, the complaint was dismissed in its entirety. However, Robinson has the right to appeal the dismissal.

    On October 26, 1998, Maurice Marciano, Paul Marciano and Armand Marciano, as individuals (the "Marcianos"), as well as the Company, were named as defendants in a stockholder's derivative complaint entitled John N. Robinson v. Maurice Marciano, Paul Marciano and Armand Marciano and Guess ?, Inc. filed in the Los Angeles Superior Court. The complaint (the "Derivative Complaint") purports to state a claim for intentional breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud and abuse of control in connection with the Marcianos' management of the Company since its IPO. On July 26, 1999, the Court entered an Order that allows the case to proceed past the pleadings stage. While it is too soon to predict the outcome of the case with any certainty, the defendants believe they have meritorious defenses to each of the claims asserted and intend to vigorously defend themselves.

    On May 21, 1999, the Company filed a demand for arbitration against Pour le Bebe, Inc. and Pour la Maison, Inc. (collectively, "PLB") seeking damages and injunctive relief in connection with four written license agreements between the parties. The Company alleged that PLB defaulted under the license agreements, that the license agreements properly were terminated and that PLB breached the license agreements. On July 19, 1999, PLB filed a counterdemand for arbitration against the Company. PLB sought damages and injunctive relief against the Company alleging breach of contract, violation of the California Franchise Relations Act, interference with prospective economic advantage, unlawful business practices, statutory unfair competition and fraud. The arbitration was conducted before the American Arbitration Association pursuant to arbitration clauses in the license agreements.

    On March 3, 2000, the Arbitrators issued an interim award in favor of the Company and rejected each of PLB's counterclaims. The amount of the interim award was in excess of $6 million. As the prevailing party, the Company is entitled to, and has applied for, an award of its attorneys' fees, costs, and expenses.

Because of the uncertainty of the ultimate realization of the award, no recognition has been given to it in the accompanying consolidated financial statements.

    On June 9, 1999, the Company commenced a lawsuit in the Los Angeles County Superior Court against Mr. Kyle Kirkland, Kirkland Messina LLC, and CKM Securities (collectively "Kirkland") for tortious interference, unfair competition, fraud and related claims. This action arises out of alleged misrepresentations and omissions of material fact made by Kirkland in connection with the operations and financial performance of PLB. Currently, there are proceedings in the California Court of Appeal to determine if the action will proceed in court or by way of arbitration. No trial or hearing date has been set.

    The Company cannot predict the outcome of these matters. The Company believes the outcome of one or more of the above cases could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Since August 8, 1996, the Company's Common Stock has been listed on the New York Stock Exchange under the symbol 'GES.' The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape.

                                                                  HIGH           LOW
                                                              ------------   ------------
Year ending December 31, 1998
First Quarter 1998..........................................  $          8   $     5 3/16
Second Quarter 1998.........................................        7 3/16              4
Third Quarter 1998..........................................             5          3 3/4
Fourth Quarter 1998.........................................         7 1/8          3 5/8

Year ending December 31, 1999
First Quarter 1999..........................................         8 1/2         5 1/16
Second Quarter 1999.........................................            14          6 1/8
Third Quarter 1999..........................................       16 1/16        10 9/16
Fourth Quarter 1999.........................................        21 7/8         11 1/2

    On March 22, 2000, the closing sales price per share of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape, was 27 5/16. On March 22, 2000, there were 180 holders of record of the Company's Common Stock.

DIVIDEND POLICY

    We intend to use our cash flow from operations in 2000 principally to finance the expansion and remodel of our retail stores, shop-in-shop programs and operations. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The agreement governing our revolving credit facility and the indenture pursuant to which the Company's Senior Subordinated Notes, due 2003, were issued restrict the payment of dividends by the Company.

    Since our IPO on August 8, 1996, we have not declared any dividends on our Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below have been derived from the audited consolidated financial statements of the Company and the related notes thereto. The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes contained herein and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1995       1996       1997       1998       1999
                                                     --------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of earnings data:
  Net revenue......................................  $486,733   $551,162   $515,372   $471,931   $599,650
  Earnings from operations.........................    82,928     98,095     70,646     57,046     93,776
  Earnings before interest and income taxes........    82,771     97,106     68,605     56,183     96,485
  Net earnings.....................................    63,919     66,741     37,511     25,111     51,900
Supplemental statements of earnings data: (1)
  Earnings before income taxes and change in
    accounting principle (2).......................    66,814     82,567     54,887     43,291     87,100
  Income taxes.....................................    26,726     33,241     21,337     18,180     35,200
  Net earnings.....................................    40,088     49,326     37,511     25,111     51,900
Earnings per share(3):
  Basic............................................      0.96       1.18       0.87       0.59       1.21
  Diluted..........................................      0.96       1.18       0.87       0.59       1.20
Weighted number of shares outstanding--basic (3)...    41,675     41,906     42,898     42,904     43,005
Weighted number of shares outstanding--diluted
  (3)..............................................    41,675     41,908     42,902     42,919     43,366

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                              1995       1996       1997       1998       1999
                                            --------   --------   --------   --------   --------
Balance sheet data:
Working capital...........................  $ 57,572   $ 76,821   $106,670   $101,310   $ 97,944
Total assets..............................   202,635    239,306    287,814    263,772    369,036
Notes payable and long-term debt..........   123,335    127,316    141,517     99,000     83,363
Net stockholder's equity..................    10,997     34,928     75,330    100,409    167,355

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

 (2) Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures are capitalized and amortized over five years using the straight-line method. In prior years, these costs had been expensed as incurred. The Company believes that this new method will more closely match the long-term benefit that the product display fixtures provide with the expected future revenue from such fixtures. The cumulative effect of the change in accounting principle, recorded in the first quarter of 1997, is calculated based upon the retroactive effect of applying the new accounting method to prior year fixture acquisitions. The cumulative effect of the change in accounting principle of $4.0 million ($0.09 per share) (after reduction for income tax expense of $2.7 million) is included in earnings for the year ended December 31, 1997. Excluding the cumulative effect of the change in accounting principle, the effect of the change during 1997 was to increase net earnings by approximately $6.2 million or $0.14 per share.

 (3) The weighted number of shares outstanding at December 31, 1996 reflects
     (i) 32,681,819 shares of Common Stock outstanding prior to the IPO price and the assumed issuance of 8,730,000 shares of Common Stock at the IPO price ($18.00 per share) to generate sufficient cash to pay a distribution of retained earnings to its then existing stockholders as part of the termination of its S corporation status in an amount equal to retained earnings as of the IPO date and (ii) an average of 42,682,000 shares outstanding subsequent to the IPO, representing the actual shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    We derive our net revenue from the sale of GUESS? men's, women's, boys and girls' apparel and our licensees' products through our network of retail and factory outlet stores primarily in the United States, from the sale of GUESS men's, women's, boys' and girls' apparel worldwide to wholesale customers and distributors, from net royalties from worldwide licensing activities, from the sale of GUESS? apparel through the retail and wholesale channels of our 60% owned Canadian subsidiary, GUESS? Canada Corporation ("GUESS Canada"), and from the sale of GUESS? men's, women's, boys' and girls' apparel and our licensee products through our on-line store at www.guess.com.

RESULTS OF OPERATIONS

    The following table sets forth actual operating results for the 1997 and 1998 and 1999 periods as a percentage of net revenue.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Product sales...............................................    90.4%      92.2%      93.4%
Net royalties...............................................     9.6        7.8        6.6
                                                               -----      -----      -----
  Total net revenue.........................................   100.0      100.0      100.0
Cost of sales...............................................    56.0       57.7       55.3
                                                               -----      -----      -----
Gross profit................................................    44.0       42.3       44.7
Selling, general and administrative expenses................    30.3       30.2       28.5
Severance costs related to distribution facility............      --         --        0.5
                                                               -----      -----      -----
  Earnings from operations..................................    13.7       12.1       15.7
Other income/(expense):
  Gain on disposition of property and equipment.............      --         --        0.6
  Interest, net.............................................     2.7        2.7        1.6
  Other (expense), net......................................     0.4        0.2        0.2
                                                               -----      -----      -----
                                                                 3.1        2.9        1.2
Earnings before income taxes and cumulative effect of change
  in accounting principle...................................    10.6        9.2       14.5
Income taxes................................................     4.1        3.9        5.9
                                                               -----      -----      -----
Earnings before cumulative effect of change in accounting
  principle.................................................     6.5        5.3        8.6
Cumulative effect of change in accounting for product
  display fixtures, net of income taxes of $2,707...........     0.8         --         --
                                                               -----      -----      -----
Net earnings................................................     7.3%       5.3%       8.6%
                                                               =====      =====      =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

    NET REVENUE. Net revenue decreased $43.5 million or 8.4% to $471.9 million for the year ended December 31, 1998 from $515.4 million for the year ended December 31, 1997. Net revenue from retail operations increased $6.7 million or 3.1% to $222.6 million for the year ended December 31, 1998 from $215.9 million for the year ended December 31, 1997, as a result of the volume generated by our new store openings, partially offset by a $10.7 million decrease or 5.6% decrease in comparable store net revenue. The decrease in comparable store net revenue was primarily due to product assortment changes in the our outlet stores and softening Pacific Rim tourism, which significantly impacted West Coast business during the first half of 1998. During the second half of 1998, our full-priced stores experienced positive comparable store net revenue, primarily due to our improved merchandising and store operational initiatives implemented by a new retail management team. Net revenue from wholesale operations decreased $37.5 million or 15.0% to $212.5 million for the year ended December 31, 1998 from $250.0 million for the year ended December 31, 1997. Domestic and international wholesale operations net revenue for the year ended December 31, 1998 decreased by $18.2 million and $19.3 million, respectively. Our domestic wholesale operations net revenue declined primarily as a result of increased competition in branded basic denim apparel. International wholesale operations net revenue decreased due primarily to the sale of the GUESS? Italia wholesale operations in June 1997, which had contributed $13.5 million during the first five months of 1997, as well as soft performance in the Asian and South American markets. Net royalties decreased $12.7 million or 25.6% to $36.8 million for the year ended December 31, 1998, from $49.5 million for the year ended
December 31, 1997. The decline in net royalties was primarily the result of us terminating our various under-performing licenses, discontinuing certain licenses which we brought back in-house, continuing economic turmoil and currency devaluation in the Asian markets and the financial difficulty of one of our domestic licensees. Net revenue from our international operations comprised 8.0% and 11.5% of our net product revenue during 1998 and 1997, respectively.

    GROSS PROFIT. Gross profit decreased 11.9% to $199.9 million for the year ended December 31, 1998 from $227.0 million for the year ended December 31, 1997. The decline in gross profit resulted from lower net royalties, as well as decreased net revenue from product sales. Gross profit from product sales decreased 8.1% to $163.0 million for the year ended December 31, 1998 from $177.5 million for the year ended December 31, 1997. Gross margin (gross profit as a percentage of total net revenue) decreased to 42.3% for the year ended December 31, 1998 as compared to 44.0% for the year ended December 31, 1997. Gross margin from product sales decreased to 37.5% for the year ended
December 31, 1998 compared to 38.1% for the year ended December 31, 1997. The decrease for gross margin from product sales was primarily the result of our fixed store occupancy costs being spread over a lower comparable store revenue base, partially offset by a favorable mix in retail net revenue, which generally carries a higher gross margin rate, and lower wholesale markdowns and allowances.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased 8.6% to $142.8 million, or 30.3% of net revenue for the year ended December 31, 1998, from $156.3 million, or 30.3% of net revenue, for the year ended December 31, 1997. The decrease in SG&A expenses was primarily due to our cost reduction initiatives implemented in the fourth quarter of 1997.

    EARNINGS FROM OPERATIONS. Earnings from operations decreased 19.3% to $57.0 million for the year ended December 31, 1998, from $70.6 million for the year ended December 31, 1997. The decrease was primarily due to lower revenue.

    INTEREST EXPENSE, NET.  Net interest expense decreased 6.0% to
$12.9 million for the year ended December 31, 1998 from $13.7 million for the year ended December 31, 1997. This decrease resulted primarily from a lower outstanding average debt, partially offset by a slightly higher average effective interest rate. For the year ended December 31, 1998, the average debt balance was $135.5 million, with an average effective interest rate of 9.0%. For the year ended December 31, 1997, the average debt balance was $148.4 million, with an average effective interest rate of 8.8%.

    OTHER EXPENSES. Other non-operating expenses were $0.9 for the year ended December 1998 as compared to $2.0 million for the year ended December 31, 1997. The decrease was primarily due to a $1.4 million write-down to the lower cost or market of an equity investment during 1997.

    INCOME TAXES. The income tax provision for the year ended December 31, 1998 was $18.2 million, or a 42.0% effective tax rate. The income tax provision for the year ended December 31, 1997 was $21.3 million, or a 38.9% effective tax rate. The effective tax rate for 1998 was adversely impacted primarily by Federal and state income taxes related to a dividend declared to us by one of our foreign subsidiaries.

    NET EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE. Net earnings before cumulative effect of a change in accounting principle decreased by 25.2% to $25.1 million, or 5.3% of net revenue, for the year ended December 31, 1998 from $33.5 million, or 6.5% of net revenue, for the year ended December 31, 1997.

    NET EARNINGS. Net earnings decreased to $25.1 million for the year ended December 31, 1998, from $37.5 million for the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    NET REVENUE. Net revenue increased $127.7 million or 27.1% to $599.7 million for the year ended December 31, 1999 from $471.9 million for the year ended December 31, 1998. Net revenue from retail operations increased $76.7 million or 34.5% to $299.4 million for the year ended December 31, 1999 from $222.6 million for the year ended December 31, 1998, from a 26.8% increase in comparable store net revenue and from the volume generated by our new store openings. The strong increase in comparable store net revenue was primarily attributable to our improved merchandising and our fashioned-focused product mix. The retail segment is benefiting from our improved customer service levels resulting from our enhanced personnel training and incentive programs that have been offered to our associates.

    Net revenue from wholesale operations increased $48.1 million or 22.6% to $260.6 million for the year ended December 31, 1999 from $212.5 million for the year ended December 31, 1998. Domestic and international wholesale operations net revenue increased, for the year ended December 31, 1999, by $40.6 million to $228.7 million and by $7.4 million to $31.9 million, respectively. Our domestic wholesale net revenue increased primarily as a result of the increased demand for fashion products in both of our women's and men's lines. International wholesale operations net revenue increased due primarily to increased sales from the European market, partially offset by soft performance in the Asian and South American markets. GUESS Canada contributed $12.1 million in international net revenues during the second half for the year ended December 31, 1999. Net royalties increased $2.8 million or 7.7%, to $39.6 million for the year ended December 31, 1999 from $36.8 million for the year ended December 31, 1998. The increase in net royalties was primarily due to settlements and adjustments related to us terminating licensees, partially offset by us discontinuing certain licenses that were brought back in-house, continuing economic turmoil and currency devaluation in Asian markets. Net revenue from international operations comprised 6.7% and 5.6% of net product revenue during 1999 and 1998, respectively.

    GROSS PROFIT. Gross profit increased 34.1% to $268.0 million for the year ended December 31, 1999 from $199.9 million for the year ended December 31, 1998. The increase in gross profit resulted from higher net revenue from product sales. Gross profit from product sales increased 40.1% to $228.4 million for the year ended December 31, 1999 from $163.0 million for the year ended
December 31, 1998. Gross margin (gross profit as a percentage of total net revenue) increased to 44.7% for the year ended December 31, 1999 as compared to 42.3% for the year ended December 31, 1998. Gross margin from product sales increased to 40.8% for the year ended December 31, 1999 compared to 37.5% for the year ended December 31, 1998.

    The increase in our gross margin from product sales was primarily the result of fixed store occupancy costs being spread over a larger comparable store revenue base, a favorable mix in retail net revenue, which generally carries a higher gross margin rate, lower off-price sales and a decrease in wholesale markdowns and allowances as a percentage of wholesale net revenues.

    Furthermore, during the fourth quarter of 1999, we enhanced our ability to estimate reserves through improved processes and more current and accurate data. As a result, we revised our estimate of certain reserves. This resulted in a reduction of cost of sales of $2.3 million and increase of gross margin of $2.3 million or 2.4%.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses of $171.0 million for the year ended
December 31, 1999 decreased to 28.5% of net revenue, from 30.3% of net revenue or $142.8 million, in the year ended December 31, 1998. The decrease in SG&A expenses as a percentage of net revenue was due to our ability to leverage certain expenses against a higher revenue base, as well as the success of our ongoing cost containment programs.

    GAIN ON DISPOSITION OF PROPERTY AND EQUIPMENT. We realized a non-recurring pre-tax gain of $3.8 million on the disposition of property and equipment.

    SEVERANCE COSTS RELATED TO DISTRIBUTION FACILITY. In accordance with the requirements of EITF 94-3, "Liability for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", we recorded a $3.2 million charge for future severance costs related to the relocation of our distribution operations from Los Angeles, California to Louisville, Kentucky. We anticipate the payment of these severance costs to occur in the second quarter of fiscal year 2000.

    EARNINGS FROM OPERATIONS. Earnings from operations increased 64.4% to $93.8 million for the year ended December 31, 1999 from $57.0 million for the year ended December 31, 1998. The increase was primarily due to higher revenue.

    INTEREST EXPENSE, NET.  Net interest expense decreased 27.1% to
$9.4 million for the year ended December 31, 1999 from $12.9 million for the year ended December 31, 1998. This decrease resulted primarily from a lower outstanding average debt. For the year ended December 31, 1999, the average debt balance was $93.1 million, with an average effective interest rate of 9.5%. For the year ended December 31, 1998, the average debt balance was $135.5 million, with an average effective interest rate of 9.0%.

    INCOME TAXES. The income tax provision for the year ended December 31, 1999 was $35.2 million, or a 40.4% effective tax rate. The income tax provision for the year ended December 31, 1998 was $18.2 million, or a 42.0% effective tax rate. The effective tax for 1998 was adversely impacted by Federal and state income taxes related to a dividend declared to us by one of our foreign subsidiaries.

    NET EARNINGS. Net earnings increased to $51.9 million for the year ended December 31, 1999, from $25.1 million for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    During 1999, we relied primarily on internally generated funds and trade credit to finance our operations and expansion. At December 31, 1999, we had working capital of $97.9 million compared to $101.3 million at December 31, 1998. The $3.4 million decrease in working capital is due primarily to a $15.2 million increase in short-term investments, a $17.1 million increase in inventories, a $3.2 million increase in prepaid expenses offset by a $40.8 million increase in accounts payable and accrued expenses. With the acquisition of the additional interest in GUESS Canada, our current portion of notes payable and long-term debt increase $7.5 million

    On December 3, 1999, we entered into a $125,000,000 Credit Agreement ("Credit Facility") with Chase Manhattan Bank that replaced our $100.0 million revolving credit facility entered into in March 1997. The Credit Facility provides us with a $125.0 million revolving credit facility including a

$50.0 million sub-limit for letters of credit. The Credit Facility expires on October 31, 2000. At December 31, 1999, we had no outstanding borrowings under the Credit Facility, $15.2 million in outstanding commercial letters of credit and $32.0 million in standby letters of credit. At December 31, 1999, we had $77.8 million available for future borrowings under the Credit Facility. The Credit Facility contains restrictive covenants requiring among other things, the maintenance of certain financial ratios. We were in compliance with all such covenants as of December 31, 1999.

    Capital expenditures, net of lease incentives granted, totaled
$63.5 million for 1999 and $13.7 million for 1998. The increase in capital expenditures was due primarily to our increase in store openings, costs associated with our new distribution facility in Louisville, Kentucky, the launching of our on-line store in April 1999, and the retail expansion of GUESS Canada. We estimate that our capital expenditures for 2000 will be approximately $80.0 million, primarily for retail store expansion and remodeling and shop-in-shop expansion and enhancements.

    We anticipate we will be able to satisfy our ongoing cash requirements through 2000, including retail expansion plans and interest payments on our senior subordinated notes due 2003 (such interest payments paid by us during 1999 amounted to $9.2 million), primarily with cash flow from operations, supplemented by borrowings under our Credit Facility.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

    Various forward-looking statements have been made in this Form 10-K. Forward-looking statements may also be in our other reports filed under the Securities Exchange Act of 1934, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements.

    Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Certain statements in this Form 10-K, including those relating to our expected results, the accuracy of data relating to, and anticipated levels of, our future inventory and gross margins, our anticipated cash requirements and sources, the relocation of our distribution center, our cost containment efforts, our plans regarding store openings and closings and our business seasonality, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. In addition to the factors discussed below, the economic and other factors identified elsewhere in this Form 10-K, as well as the risk factors discussed in our previously filed public documents, could affect the forward-looking statements contained herein and therein.

    Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe," "expect," "anticipate," "optimistic," "intend," "aim," "will" or the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

    Important factors that could cause actual results in future periods to differ materially from our forward-looking statements, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, the following:

    - The continued availability of sufficient working capital, which could have a material adverse effect on our financial condition and results of operations.

    - Our successful integration of new stores into existing operations, which could have a material adverse effect on our financial condition and results of operations.

    - The continued desirability and customer acceptance of our existing and future products, which could have a material adverse effect on our financial condition and results of operations.

    - Possible cancellation of wholesale orders, which could have a material adverse effect on our financial condition and results of operations.

    - The success of our competitive products, which could have a material adverse effect on our financial condition and results of operations.

    - The success of our programs to strengthen our inventory cost accounting controls and procedures, which could have a material adverse effect on our financial condition and results of operations.

    - The success of technology to be used in our new distribution center, which could have a material adverse effect on our financial condition and results of operation.

    - The availability of adequate sources of capital, which could have a material adverse effect on our financial condition and results of operations.

    - Our inability to identify and respond appropriately to changing consumer demands and fashion trends, which could have a material adverse effect on consumer acceptance of GUESS? products.

    - A decision by the controlling owner of a group of department stores or any other significant customer to decrease the amount purchased from us or to cease carrying GUESS? products, which could have a material adverse effect on our financial condition and results of operations.

    - Our inability to control the quality, focus, image, financial stability or distribution of our licensed products, which could impact consumer receptivity to our products generally and, therefore, could have a material adverse effect on our financial condition and results of operations.

    - Our failure to continue to enhance operating control systems, which could have a material adverse effect on our financial condition and results of operations.

    - Factors beyond our control, such as which could have a material adverse effect on our ability to expand our network of retail stores. Our general failure to maintain and control our existing distribution and licensing arrangements or to procure additional distribution and licensing relationships could have a material adverse effect on our growth strategy, which could have a material adverse effect on our financial condition and results of operations.

    - The extended loss of the services of one or more of our principal executive officers, which could have a material adverse effect on our financial condition and results of operations.

    - Political instability resulting in the disruption of trade with the countries in which our contractors, suppliers or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds, which could have a material adverse effect on our financial condition and results of operations. Also, a substantial increase in customs duties, which could have an adverse effect on our financial condition or results of operations. These factors may be exacerbated by our increasing use of packaged purchase sourcing from non-United States vendors.

    - The inability of a manufacturer to ship our products in a timely manner or to meet our quality standards, which could have a material adverse effect on our ability to deliver products to our customers in a timely manner.

    - No assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of GUESS?. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

SEASONALITY

    Our business is impacted by general seasonal trends characteristic of the apparel and retail industries. Our retail operations are generally stronger in the third and fourth quarters, while our wholesale operations generally experience stronger performance in the first and third quarters. As the timing of the shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year. We have not had significant overhead and other costs generally associated with large seasonal variations.

INFLATION

    We do not believe the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on our net revenue or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which our products are manufactured, we do not believe they have had a material adverse effect on our net revenue or profitability.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It is effective for fiscal years beginning after June 15, 2000. We believe the adoption of SFAS 133 will not have a material impact on our financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We receive United States dollars for substantially all of our product sales and our licensing revenues. Inventory purchases from offshore contract manufacturers are primarily denominated in United States dollars; however, purchase prices for the products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, royalties received from our international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to us in United States dollars. During the last three fiscal years, exchange rate fluctuations have not had a material impact on our inventory costs.

    We may enter into derivative financial instruments, including forward exchange contracts, to manage foreign exchange risk on foreign currency transactions. These financial instruments can be used to protect us from the risk that the eventual net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Unrealized gains and losses on outstanding foreign currency exchange contracts, used to hedge future revenues and purchases, are not recorded in the financial statements but are included in the measurement of the related hedged transaction when realized.

   FORWARD EXCHANGE      U.S. DOLLAR                            FAIR VALUE IN U.S. $
       CONTRACTS         EQUIVALENT         MATURITY DATE       AT DECEMBER 31, 1999
-----------------------  -----------   -----------------------  --------------------
   Canadian dollars       $500,000     January 10 to 31, 2000          346,740
   Canadian dollars        500,000     January 10 to 31, 2000          346,740
   Canadian dollars        500,000     January 14, 2000                346,740
                                       to February 15, 2000

    Based upon the rates at December 31, 1999, the cost to buy the equivalent U.S. dollars discussed above was approximately $2.2 million Canadian currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated herein by reference to the Consolidated Financial Statements and Supplementary Data listed in Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The information required by this item can be found under the caption "Directors and Executive Officers" of the Company's Proxy Statement (the "Proxy Statement") dated March 31, 2000, for the 2000 Annual Meeting of Stockholders to be held on May 15, 2000. Such information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) Documents Filed with Report

    (1) Consolidated Financial Statements

        The financial statements listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as part of this report.

    (2) Consolidated Financial Statement Schedule

        The financial statement schedule listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this report.

    (3) Exhibits

        The exhibits listed on the accompanying Index to Exhibits is filed as part of this report.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by us during the last fiscal year ended December 31, 1999.

                                 GUESS ?, INC.
                                   FORM 10-K
                          ITEMS 8, AND 14(A) AND 14(D)
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

1                       Consolidated Financial Statements

                        Independent Auditors' Report................................       F-2

                        Consolidated Balance Sheets at December 31, 1998 and 1999...       F-3

                        Consolidated Statements of Earnings for the Years Ended
                        December 31, 1997, 1998 and 1999............................       F-4

                        Consolidated Statements of Stockholders' Equity and
                        Comprehensive Income (Loss) for the Years Ended
                        December 31, 1997, 1998 and 1999............................       F-5

                        Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 1997, 1998 and 1999............................       F-6

                        Notes to Consolidated Financial Statements..................       F-7

2                       Consolidated Financial Statement Schedule Valuation and
                        Qualifying Accounts.........................................      F-23

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guess ?, Inc. and Subsidiaries at December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in Note 13, the Company changed its method of accounting for its product display fixtures in 1997.

                                          KPMG LLP

Los Angeles, California
February 10, 2000, except
    for note 15, which is as of
    March 3, 2000

                         GUESS ?, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                      ASSETS
                                                                1998        1999
                                                              ---------   ---------
Current assets:
  Cash......................................................  $   5,853   $   6,139
    Investments (note 2)....................................     11,900      27,059
  Receivables:
    Trade receivables, less reserves aggregating $7,837 and
      $8,863 at December 31, 1998 and 1999, respectively....     19,685      26,829
    Royalties, less allowance for doubtful accounts of
      $3,667 and $1,258 at December 31, 1998 and 1999,
      respectively..........................................     10,780       8,528
    Other...................................................      3,673       4,316
                                                              ---------   ---------
                                                                 34,138      39,673
  Inventories (note 3)......................................     89,499     106,624
  Prepaid expenses..........................................      5,640       8,861
  Prepaid income taxes......................................      2,566       3,004
  Deferred tax assets (note 6)..............................      6,496       9,619
                                                              ---------   ---------
      Total current assets..................................    156,092     200,979
Property and equipment, at cost, net of accumulated
  depreciation and amortization
  (note 4)..................................................     86,453     125,688
Investments (note 2)........................................      1,118      21,771
Deferred tax assets (note 6)................................      4,110          --
Other assets, at cost, net of accumulated amortization of
  $2,293 and $3,589 at December 31, 1998 and 1999,
  respectively (note 14)....................................     15,999      20,598
                                                              ---------   ---------
                                                              $ 263,772   $ 369,036
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of notes payable and long-term debt
    (note 5)................................................  $      --   $   7,475
  Accounts payable..........................................     32,802      61,736
  Accrued expenses..........................................     21,980      33,824
                                                              ---------   ---------
      Total current liabilities.............................     54,782     103,035
Notes payable and long-term debt, excluding current
  installments (note 5).....................................     99,000      83,363
Deferred tax liabilities (note 6)...........................         --       4,562
Other liabilities...........................................      9,581       9,674
                                                              ---------   ---------
                                                                163,363     200,634
Minority interest (note 7)..................................         --       1,047
Commitments and contingencies (notes 5 and 8)
Stockholders' equity (note 12):
  Preferred stock, $0.01 par value. Authorized 10,000,000
    shares; no shares issued and outstanding................         --          --
  Common stock, $0.01 par value. Authorized 150,000,000
    shares; issued 62,937,327 and 63,335,743 shares at 1998
    and 1999, outstanding 42,906,535 and 43,304,951 shares,
    respectively............................................        137         141
  Paid-in capital...........................................    158,589     163,300
  Retained earnings.........................................     92,543     144,443
  Accumulated other comprehensive income (loss).............        (84)     10,247
  Treasury stock, 20,030,792 shares repurchased.............   (150,776)   (150,776)
                                                              ---------   ---------
    Net stockholders' equity................................    100,409     167,355
                                                              ---------   ---------
                                                              $ 263,772   $ 369,036
                                                              =========   =========

          See accompanying notes to consolidated financial statements

                         GUESS ?, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1997       1998       1999
                                                              --------   --------   --------
Net revenue (note 11)
  Product sales.............................................  $465,913   $435,128   $560,012
  Net royalties.............................................    49,459     36,803     39,638
                                                              --------   --------   --------
                                                               515,372    471,931    599,650
Cost of sales...............................................   288,408    272,079    331,660
                                                              --------   --------   --------
Gross profit................................................   226,964    199,852    267,990
Selling, general and administrative expenses................   156,318    142,806    171,014
Severance costs related to distribution facility (notes 10
  and 14)...................................................        --         --      3,200
                                                              --------   --------   --------
  Earnings from operations..................................    70,646     57,046     93,776

Other income/(expense):
  Gain on disposition of property and equipment
    (note 10)...............................................        --         --      3,849
  Interest, net.............................................   (13,718)   (12,892)    (9,385)
  Other, net................................................    (2,041)      (863)    (1,140)
                                                              --------   --------   --------
                                                               (15,759)   (13,755)    (6,676)
  Earnings before income taxes and cumulative effect of
    change in accounting principle..........................    54,887     43,291     87,100
Income taxes (note 6).......................................    21,337     18,180     35,200
                                                              --------   --------   --------
  Earnings before cumulative effect of change in accounting
    principle...............................................    33,550     25,111     51,900
Cumulative effect of change in accounting for product
  display fixtures, net of income taxes of $2,707
  (note 13).................................................     3,961         --         --
                                                              --------   --------   --------
  Net earnings..............................................  $ 37,511   $ 25,111   $ 51,900
                                                              ========   ========   ========
BASIC EARNINGS PER SHARE:
Earnings before cumulative effect of change in accounting
  principle.................................................  $   0.78   $   0.59   $   1.21
Cumulative effect of change in accounting for product
  display fixtures, net of income taxes of $2,707
  (note 13).................................................      0.09         --         --
                                                              --------   --------   --------
  Net earnings..............................................  $   0.87   $   0.59   $   1.21
                                                              ========   ========   ========
DILUTED EARNINGS PER SHARE:
Earnings before cumulative effect of change in accounting
  principle.................................................  $   0.78   $   0.59   $   1.20
Cumulative effect of change in accounting for product
  display fixtures, net of income taxes of $2,707
  (note 13).................................................      0.09         --         --
                                                              --------   --------   --------
  Net earnings..............................................  $   0.87   $   0.59   $   1.20
                                                              ========   ========   ========
Weighted number of shares outstanding--basic................    42,898     42,904     43,005
                                                              ========   ========   ========
Weighted number of shares outstanding--diluted..............    42,902     42,919     43,366
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements

                         GUESS ?, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        AND COMPREHENSIVE INCOME (LOSS)

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                 (IN THOUSANDS)

                                                                               ACCUMULATED
                                                                                  OTHER
                             COMPREHENSIVE    COMMON    PAID-IN    RETAINED   COMPREHENSIVE   TREASURY
                                INCOME        STOCK     CAPITAL    EARNINGS   INCOME (LOSS)     STOCK      TOTAL
                             -------------   --------   --------   --------   -------------   ---------   --------
Balance at December 31,
  1996....................                   $    135   $155,591   $ 29,921     $      57     $(150,776)  $ 34,928
Comprehensive income:
  Net earnings............      $37,511            --         --     37,511            --            --     37,511
  Foreign currency
    translation
    adjustment............         (109)           --         --         --          (109)           --       (109)
                                -------
  Total comprehensive
    income................      $37,402
                                =======
  Issuance of common
    stock.................                          2      2,998         --            --            --      3,000
                                             --------   --------   --------     ---------     ---------   --------
Balance at December 31,
  1997....................                        137    158,589     67,432           (52)     (150,776)    75,330
Comprehensive income:
  Net earnings............      $25,111            --         --     25,111            --            --     25,111
  Foreign currency
    translation
    adjustment............          (32)           --         --         --           (32)           --        (32)
                                -------
  Total comprehensive
    income................      $25,079
                                             --------   --------   --------     ---------     ---------   --------
                                =======
Balance at December 31,
  1998....................                        137    158,589     92,543           (84)     (150,776)   100,409
Comprehensive income:
  Net earnings............      $51,900            --         --     51,900            --            --     51,900
  Foreign currency
    translation
    adjustment............         (114)           --         --         --          (114)           --       (114)
  Unrealized gain on
    investment, net of tax
    effect of $7,632......       10,445            --         --         --        10,445            --     10,445
                                -------
  Total comprehensive
    income................      $62,231
                                =======
Issuance of common stock
  under stock option
  plan....................                          4      4,711         --            --            --      4,715
                                             --------   --------   --------     ---------     ---------   --------
Balance at December 31,
  1999....................                   $    141   $163,300   $144,443     $  10,247     $(150,776)  $167,355
                                             ========   ========   ========     =========     =========   ========

          See accompanying notes to consolidated financial statements

                         GUESS ?, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                 (IN THOUSANDS)

                                                                1997        1998        1999
                                                              ---------   ---------   --------
Cash flows from operating activities:
  Net earnings..............................................  $  37,511   $  25,111   $ 51,900
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization of property and
      equipment.............................................     20,071      22,571     25,589
    Amortization of other assets............................        369         931      1,296
    Deferred income taxes...................................      1,783        (834)    (2,150)
    Amortization of deferred royalty income.................     (2,623)         --         --
    Cumulative effect of change in accounting principle.....     (3,961)         --         --
    Loss (gain) on disposition of property and equipment....        120       1,483     (5,037)
    Minority interest.......................................         --          --      1,047
    Foreign currency translation adjustment.................         91         (89)       (80)
    Equity method losses....................................        603          87        (98)
    (Increase) decrease in:
      Receivables...........................................      8,988       3,637        558
      Inventories...........................................    (12,591)      2,582     (9,155)
      Prepaid expenses and other current assets.............     (4,972)      3,553     (9,340)
      Prepaid income taxes..................................    (14,511)     12,141     (2,849)
      Other assets..........................................      8,105        (324)     5,820
    Increase (decrease) in:
      Accounts payable......................................       (964)     (5,520)    19,393
      Accrued expenses......................................       (993)       (241)    10,662
      Income taxes payable..................................     (6,784)        112       (252)
                                                              ---------   ---------   --------
        Net cash provided by operating activities...........     30,242      65,200     87,304
Cash flows from investing activities:
  Net (purchases of) proceeds from the sale of short-term
    investments.............................................      4,401     (11,900)   (10,600)
  Purchase of property and equipment........................    (48,836)    (13,738)   (63,501)
  Proceeds from the disposition of property and equipment...      1,445          14      7,106
  Lease incentives granted..................................      2,561         432      1,544
  Acquisition of interest in Strandel Inc...................                            (2,027)
                                                                    ---         ---
  Acquisition of license....................................     (2,975)       (741)    (1,443)
  Purchase of investment securities available for sale......         --          --     (8,979)
  Proceeds of investment securities available for sales.....         --          --      4,868
  Increase of long-term investments.........................     (1,435)        842     (2,357)
                                                              ---------   ---------   --------
        Net cash used by investing activities...............    (44,839)    (25,091)   (75,389)
Cash flows from financing activities:
  Repayment of senior subordinated notes....................         --      (6,000)   (19,400)
  Proceeds from notes payable and long-term debt............     63,935     102,300      5,529
  Repayment of notes payable and long-term debt.............   (149,734)   (138,817)    (1,258)
  Proceeds from issuance of common stock....................         --          --      3,534
                                                              ---------   ---------   --------
        Net cash provided (used) by financing activities....     14,201     (42,517)   (11,595)
Effect of exchange rates on cash............................       (200)         57        (34)
Net increase (decrease) in cash.............................       (596)     (2,351)       286
Cash at beginning of year...................................      8,800       8,204      5,853
                                                              ---------   ---------   --------
Cash at end of year.........................................  $   8,204   $   5,853   $  6,139
                                                              =========   =========   ========
Supplemental disclosures
  Cash paid during the year for:
      Interest..............................................  $  15,185   $  15,095   $ 10,358
      Income taxes..........................................  $  39,558   $   3,704   $ 37,236
                                                              =========   =========   ========

    On January 2, 1997, in connection with acquisition of a license, the Company issued 216,216 shares of Common Stock aggregating $3.0 million.

          See accompanying notes to consolidated financial statements

                         GUESS ?, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

    Guess ?, Inc. (the "Company" or "GUESS?") designs, markets, distributes and licenses leading lifestyle collections of casual apparel and accessories for men, women and children that reflect the American lifestyle and European fashions sensibilities. The Company designs are sold in GUESS? owned stores to a network of wholesale accounts that include primarily better department stores, selected specialty retailers and upscale boutiques and through the Internet. GUESS? branded products, some of which are produced under license, are also sold internationally through a series of licensees and distributors.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Guess ?, Inc. and its wholly-owned foreign subsidiary, Guess Europe, B.V., a Netherlands corporation ("GEBV"), and its majority-owned subsidiary GUESS? Canada Corporation (formerly named Strandel Inc.), a Canadian corporation. GEBV holds two wholly-owned subsidiaries: Ranche, Limited, a Hong Kong corporation ("Ranche"), and Guess Italia, S.r.l., an Italian corporation ("GUESS Italia"). The Company holds a 60% interest in GUESS Canada and the results of GUESS Canada are included in the consolidated Financial Statements. Accordingly, all references herein to "Guess ?, Inc." include the consolidated results of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated during the consolidation process.

    INVESTMENT SECURITIES

    The Company accounts for its investment securities in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires investments to be classified into one of three categories based on management's intent: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at amortized cost. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Trading securities are recorded at market value with unrealized gains and losses reported in operations. The Company accounts for its short-term investment securities as available-for-sale.

    EARNINGS PER SHARE

    Basic earnings per share represents net earnings divided by the weighted-average number of shares of common stock, par value $0.01 per share (the "Common Stock"), outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of Common Stock equivalents.

    The reconciliation of basic to diluted weighted average shares is as follows (in thousands):

                                                     1997       1998       1999
                                                   --------   --------   --------
Net earnings.....................................  $37,511    $25,111    $51,900
                                                   =======    =======    =======
Weighted average shares used in basic
  computations...................................   42,898     42,904     43,005
Dilutive stock options...........................        4         15        361
                                                   -------    -------    -------
Weighted average shares used in diluted
  computation....................................   42,902     42,919     43,366
                                                   =======    =======    =======

                         GUESS ?, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)
    Options to purchase 1,421,000, 1,036,000 and 467,000 shares of Common Stock at prices ranging from $10.50 to $18.00, $5.50 to $11.00 and $10.88 to $16.38 were outstanding during 1997, 1998 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the shares of Common Stock.

    CONCENTRATION OF CREDIT RISK

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. The Company maintains cash with various major financial institutions and performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any institution. The Company extends credit to corporate customers based upon an evaluation of the customer's financial condition and credit history and generally requires no collateral. The Company's customers are principally located throughout North America, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. However, such credit risk is considered limited due to the Company's large customer base. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company's credit losses for the periods presented are insignificant and have not exceeded management's estimates. A few of the Company's domestic wholesale customers, including some under common ownership, have accounted for significant portions of its net revenue. During 1999, Bloomingdale's, Macy's and other affiliated stores owned by Federated Department Stores, Inc. together accounted for approximately 12.4% of the Company's net revenue.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out and weighted average) or market.

    REVENUE RECOGNITION

    The Company recognizes retail operations revenue at the point of sale, and wholesale operations revenue from the sale of merchandise upon shipment. Royalty income is based upon a percentage, as defined in the underlying agreement, of the licensees' net revenue. The Company accrues for estimated sales returns and allowances in the period in which the related revenue is recognized.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization of property and equipment are provided using the straight-line and declining balance methods over the following useful lives:

Building and building improvements..........................  10 to 31 years
Land improvements...........................................         5 years
Machinery and equipment.....................................    3 to 5 years
Corporate aircraft..........................................        10 years
Corporate vehicles..........................................         3 years
Shop fixtures...............................................         5 years

    Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Construction in progress is not depreciated until the related asset is completed.

                         GUESS ?, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 10 to 15 years.

    FOREIGN CURRENCY TRANSLATION

    In accordance with SFAS No. 52, "Foreign Currency Translation", balance sheet accounts of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year-end or historical rates, while income and expenses are translated at the weighted-average exchange rates for the year. The related translation adjustments are reflected as a foreign currency translation adjustment in the consolidated balance sheet.

    HEDGING ACTIVITIES

    At December 31, 1999, the Company had forward exchange contracts to purchase $1.5 million U.S. currency for approximately $2.2 million Canadian currency. Based on rates at December 31, 1999, the cost to buy the equivalent U.S. dollars was approximately $2.2 million Canadian currency.

    Unrealized gains and losses on outstanding foreign currency exchange contracts, used to hedge future revenues and purchases, are not recorded in the financial statements but are included in the measurement of the related hedged transaction when realized.

    INCOME TAXES

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

    COMPREHENSIVE INCOME

    The Company reports comprehensive income under SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income consists of net earnings, unrealized gains on investments and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

    BUSINESS SEGMENT REPORTING

    The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), effective in 1998. SFAS 131 establishes new standards for reporting information about business segments and related disclosures about products and services, geographic areas and major customers. The business segments of the Company are wholesale, retail and licensing operations. Information regarding these segments is summarized in
Note 11.

                         GUESS ?, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the Company's financial instruments, which principally include cash, short and long-term investments, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

    The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 1998 and 1999, the carrying value of all financial instruments was not materially different from fair value.

    USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

    LONG-LIVED ASSETS

    The Company reports long-lived assets, including intangibles, at amortized cost. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this assessment indicates that the intangibles will not be recoverable, as determined by a non-discounted cash flow generated by the asset, the carrying value of the Company's long-lived assets would be reduced to its estimated fair market value based on the discounted cash flows.

    ADVERTISING COSTS

    The Company expenses the cost of advertising as incurred. Advertising expenses charged to operations for the years ended December 31, 1997, 1998 and 1999 were $22.5 million, $18.0 million, and $24.5 million, respectively.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform with the 1999 presentation.

(2) INVESTMENTS

    Short-term investments consist mostly of overnight interest bearing deposit accounts aggregating $11.9 million at December 31, 1998 and $27.1 million at December 31, 1999.

    Long-term investments consist of certain marketable equity securities aggregating $1.1 million and $21.8 million at December 31, 1998 and 1999, respectively. Unrealized gains related to marketable equity securities at December 31, 1999 amounted to $11.2 million, net of deferred taxes of $7.6 million and are included as a component of stockholders' equity. '

                         GUESS ?, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

(3) INVENTORIES

    Inventories are summarized as follows (in thousands):

                                                             1998       1999
                                                           --------   --------
Raw materials............................................  $ 9,400    $  8,514
Work in process..........................................    7,922       6,740
Finished goods--retail...................................   36,712      45,750
Finished goods--wholesale................................   35,465      45,620
                                                           -------    --------
                                                           $89,499    $106,624
                                                           =======    ========

(4) PROPERTY AND EQUIPMENT

    Property and equipment is summarized as follows (in thousands):

                                                            1998       1999
                                                          --------   --------
Land and land improvements..............................  $  5,729   $  5,734
Building and building improvements......................     8,462      8,462
Leasehold improvements..................................    59,218     67,821
Machinery and equipment.................................    71,975     86,790
Corporate aircraft......................................     5,973      6,601
Shop fixtures...........................................    28,895     31,347
Construction in progress................................     1,321     23,842
                                                          --------   --------
                                                           181,573    230,597
Less accumulated depreciation and amortization..........    95,120    104,909
                                                          --------   --------
                                                          $ 86,453   $125,688
                                                          ========   ========

    Construction in progress at December 31, 1998 and 1999 represents the costs associated with the construction of buildings and improvements used in the Company's operations and other capitalizable expenses in progress.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1999

(5) NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt are summarized as follows (in thousands):

                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
9 1/2% Senior Subordinated Notes due 2003...................  $99,000    $79,562
Revolving bank loan bearing interest at 1.75% above the
  Canadian prime rate plus an amount equal to 0.5% per month of the average outstanding balance, payable on demand, but commencing January 1, 2001 by way of 24 equal consecutive
  minimum payments..........................................       --      2,770
Advances under a demand line of credit of $15,926 with
  advances thereon bearing interest at the Canadian prime
  rate plus 1%..............................................       --      6,818
Other obligations, maturing in varying amounts through
  2004......................................................       --      1,688
                                                              -------    -------
                                                               99,000     90,838
Less current installments...................................       --      7,475
                                                              -------    -------
Long-term debt, excluding current installments..............  $99,000    $83,363
                                                              =======    =======

    In December 1999, the Company entered into a credit agreement with a bank permitting borrowings up to $125 million (the "Credit Facility"). The Credit Facility replaced the Company's $100 million revolving credit facility entered into in March 1997. The Credit Facility provides for a $125 million revolving credit facility including a $50 million sub-limit for letters of credit. The Credit Facility expires on October 31, 2000. At December 31, 1999, the Company had no outstanding borrowings under the Credit Facility, $15.2 million in outstanding commercial letters of credit and $32.0 million in standby letters of credit. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. The Company was in compliance with all such covenants as of December 31, 1999. In addition, the arrangements governing the Company's Credit Facility and the indenture pursuant to which the Company's Senior Subordinated Notes due 2003 were issued restrict the payments of dividends by the Company.

    The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time at various redemption prices. The Company repurchased $6.0 million and $19.4 million in 1998 and 1999, respectively, of its Senior Subordinated Notes.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1999

(6) INCOME TAXES

    Income taxes are summarized as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1997       1998       1999
                                                   --------   --------   --------
Federal:
  Current........................................  $17,487    $14,477    $32,508
  Deferred.......................................    2,995        793     (2,464)
State:
  Current........................................    3,973      2,459      5,202
  Deferred.......................................   (1,212)        41        314
Foreign:
  Current........................................      801        410       (360)
                                                   -------    -------    -------
                                                   $24,044    $18,180    $35,200
                                                   =======    =======    =======

    Actual income taxes differ from expected income taxes obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1997       1998       1999
                                                   --------   --------   --------
Computed "expected" tax expense..................  $21,544    $15,152    $30,485
State taxes, net of Federal benefit..............    2,928      1,625      3,586
Foreign (benefit)................................     (157)       (14)      (273)
U.S. tax and foreign withholding tax on Foreign
  distributions..................................       --        739         --
Other............................................     (271)       678      1,402
                                                   -------    -------    -------
                                                   $24,044    $18,180    $35,200
                                                   =======    =======    =======

    Total income taxes were allocated as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1997       1998       1999
                                                   --------   --------   --------
Operations.......................................  $24,044    $18,180    $35,200
Stockholders' equity.............................       --         --      6,451
                                                   -------    -------    -------
Total income taxes...............................  $24,044    $18,180    $41,651
                                                   =======    =======    =======

    The income tax expense for the year ended December 31, 1997 includes taxes of $2.7 million related to a one-time change in accounting (see Note 13). The Company's consolidated statement of earnings has presented the change in accounting net of this income tax expense.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1999

(6) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of current and non-current deferred tax assets and deferred tax liabilities at December 31, 1998 and 1999 are presented below (in thousands):

                                                              1998       1999
                                                            --------   --------
Deferred Tax Assets:
  Retail store closure reserves...........................  $   467    $   269
  Deferred lease incentives...............................    1,648      1,718
  Rent expense............................................    2,158      2,161
  Uniform capitalization adjustment.......................    1,987      2,194
  State income taxes......................................      870      1,471
  Bad debt and other reserves.............................    1,810      2,904
  Severance reserve.......................................       --      1,378
  Other...................................................    2,066      2,602
                                                            -------    -------
    Total deferred assets.................................   11,005     14,697
    Deferred tax liabilities..............................      400      9,640
                                                            -------    -------
    Net deferred tax assets...............................  $10,606    $ 5,057
                                                            =======    =======

    Included above at December 31, 1998 and 1999 are $6.5 million and $9.6 million for current deferred tax assets, respectively, and $4.1 million non-current deferred tax assets and $4.5 million non-current deferred tax liabilities.

    Prepaid income taxes of $2.6 million and $3.4 million at December 31, 1998 and 1999, respectively, arise from the overpayment of estimated income taxes.

    Based on the historical earnings of the Company, management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.

(7) RELATED PARTY TRANSACTIONS

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

LICENSE AGREEMENTS AND LICENSEE TRANSACTIONS

    On September 28, 1990, the Company entered into a license agreement with Charles David of California ("Charles David"). Charles David is controlled by the father-in-law of Maurice Marciano. The Marciano Trusts and Nathalie Marciano (the spouse of Maurice Marciano) together own 50% of Charles David, and the remaining 50% is owned by the father-in-law of Maurice Marciano. The license agreement grants Charles David the rights to manufacture worldwide and distribute worldwide (except Japan and certain European countries) for men, women and some children, leather and rubber footwear which bear the GUESS? trademark. The license also includes related shoe care products and accessories.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1999

(7) RELATED PARTY TRANSACTIONS (CONTINUED)
    Gross royalties earned by the Company under such license agreement for the fiscal years ended December 31, 1997, 1998 and 1999 were $1.2 million, $1.4 million and $1.9 million, respectively. Additionally, the Company purchased $6.1 million, $6.1 million and $8.4 million of products from Charles David for resale in the Company's retail stores during the same periods.

    In May 1997, the Company sold substantially all of the assets and liabilities of GUESS Italia to Maco Apparel, S.p.a. ("Maco"). The effect of the net asset disposal was immaterial to the Company's results of operations. In connection with this sale, the Company also purchased a 10% ownership interest in Maco and entered into an approximate 10-year license agreement with Maco granting it the right to manufacture and distribute certain men's and women's jeanswear apparel, which bear the GUESS? trademark, in certain parts of Europe. In addition to royalty fees, the Company will also receive $14.1 million over a four-year period in consideration of the grant of the license rights for men's and women's jeanswear apparel. During 1998 and 1999, the Company recorded
$2.8 million and $2.8 million, respectively, in revenue in connection with the grant of such license rights. Additionally, the Company also recorded
$2.3 million and $3.2 million in royalty fees related to product sales in 1998 and 1999, respectively. Effective as of March 1, 1998, the Company also entered into an approximate nine-year license agreement with Maco granting it the right to manufacture and distribute kid's jeanswear, which bear the GUESS? trademark, in certain parts of Europe.

    On August 4, 1999, the Company completed its purchase of an additional 40% of GUESS Canada, whereby the Company's ownership has been increased to 60%. As part of the transaction, the Company paid $2.2 million and will provide long-term financing of up to $13.4 million to GUESS Canada to expand its Canadian retail operations. The Company has an option to acquire the remaining 40% of GUESS Canada that becomes exercisable commencing December 31, 2001. The acquisition was accounted for as a purchase and the results of GUESS Canada are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounting to $1.1 million is allocated to goodwill and is being amortized over 15 years. The operating results of GUESS Canada are immaterial to the Company's consolidated financial statements.

AGENCY AGREEMENT

    In February 1996, the Company entered into a buying agency agreement with Newtimes Guess?, Ltd. ("Newtimes"). The Company owns 50% of Newtimes. Pursuant to such agreement, the Company pays Newtimes a commission based on the cost of finished garments purchased for the Company. Commissions earned by Newtimes from the Company during the fiscal years ended December 31, 1997 and 1998 were $1.7, and $1.0 million, respectively. Additionally, with respect to Newtimes, the Company recorded $0.1 million in equity losses during the fiscal year ended December 31, 1997. During 1998, Newtimes was dissolved after the Company terminated its buying agency agreement with them, as well as severed its equity interest. Accordingly, the Company has discontinued recording equity income during 1998.

LEASES

    The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of its affiliates. There are two leases in effect at December 31, 1999, both of which expire in July 2008. The total lease payments to these limited partnerships are currently $225,000 per month. Additionally, the Company is also on a month to month lease for another

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1999

(7) RELATED PARTY TRANSACTIONS (CONTINUED) storage facility. Aggregate lease payments under leases in effect for the fiscal years ended December 31, 1997, 1998 and 1999 were $2.6 million, $2.7 million, and $2.7 million, respectively.

(8) COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through 2016. Some of these leases require the Company to make periodic payments for property taxes and common area operating expenses. Certain leases include rent abatements and scheduled rent escalations, for which the effects are being amortized and recorded over the lease term. The Company also leases some of its equipment under operating lease agreements expiring at various dates through 2003.

    Future minimum rental payments under non-cancelable operating leases at December 31, 1999 are as follows:

    Year ending December 31, (in thousands):

                                                   NON
                                                 RELATED    RELATED
                                                 PARTIES    PARTIES     TOTAL
                                                 --------   --------   --------
2000...........................................  $ 30,251   $ 2,727    $ 32,978
2001...........................................    30,380     2,727      33,107
2002...........................................    28,975     2,727      31,702
2003...........................................    27,552     2,727      30,279
2004...........................................    23,727     2,727      26,454
Thereafter.....................................    71,245     9,771      81,016
                                                 --------   -------    --------
                                                 $212,130   $23,405    $235,536
                                                 ========   =======    ========

    Rental expense for all operating leases during the years ended December 31, 1997, 1998, and 1999 aggregated $30.8 million, $32.6 million, and $41.2 million, respectively.

    INCENTIVE BONUSES

    Certain officers and key employees of the Company are entitled to incentive bonuses, primarily based on the Company's profits.

    LITIGATION

    On August 7, 1996, a class action complaint naming the Company and certain of its independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, titled as Brenda Figueroa et al. v. Guess ?, Inc. et al. The plaintiffs asserted claims for violation of state wage and hour laws, wrongful discharge, and breach of contract arising out of the Company's relationship with its independent contractors and actions taken by them with respect to their employees. The plaintiffs also

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1999

(8) COMMITMENTS AND CONTINGENCIES (CONTINUED)

alleged that the Company breached its agreement with the United States Department of Labor regarding the monitoring of its independent contractors. The Court has held two hearings on certifying the alleged class. The parties have agreed to settle the case. On March 1, 2000, the Court gave final approval to the parties' settlement. If no class member appeals within 60 days thereafter, the case will be finally resolved.

    On July 7, 1998, the Union of Needletrades Industrial and Textile Employees ("UNITE") filed with the National Labor Relations Board ("NLRB") charges against the Company alleging that the Company violated the National Labor Relations Act by failing to uphold certain obligations under a prior settlement agreement with the NLRB, by denying pro-union employees access to the Company's facilities, by conferring new benefits to employees, by making false accusations against UNITE, by conducting video surveillance of UNITE's offices, and by assisting and organizing an anti-union demonstration. These allegations were dismissed by the NLRB. UNITE appealed, and, on October 15, 1999, the NLRB dismissed the appeal.

    On February 24, 1998, the Company and Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, were named as defendants in a class action entitled John N. Robinson v. Guess ?, Inc., Maurice as amended, purported to state claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 for alleged misrepresentations in connection with the Company's initial public offering (the "IPO") in August 1996. Mr. Robinson purported to represent a class of all purchasers of the Company's stock in the IPO and sought unspecified damages. On January 10, 2000, the complaint was dismissed in its entirety. However, Robinson has the right to appeal the dismissal.

    On October 26, 1998, Maurice Marciano, Paul Marciano and Armand Marciano, as individuals (the "Marcianos"), as well as the Company, were named as defendants in a shareholders' derivative complaint entitled John N. Robinson v. Maurice Marciano, Paul Marciano and Armand Marciano and Guess ?, Inc., filed in the Los Angeles Superior Court. The complaint (the "Derivative Complaint") purports to state a claim for intentional breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud and abuse of control in connection with the Marcianos' management of the Company since its IPO. On July 26, 1999, the Court entered an Order that allows the case to proceed past the pleadings stage. While it is too soon to predict the outcome of the case with any certainty, the defendants believe they have meritorious defenses to each of the claims asserted and intend to vigorously defend themselves.

    On May 21, 1999, the Company filed a demand for arbitration against Pour le Bebe, Inc. and Pour la Maison, Inc. (collectively, "PLB") seeking damages and injunctive relief in connection with four written license agreements between the parties. The Company alleged that PLB defaulted under the license agreements, that the license agreements properly were terminated and that PLB breached the license agreements. On July 19, 1999, PLB filed a counterdemand for arbitration against the Company. PLB sought damages and injunctive relief against the Company alleging breach of contract, violation of the California Franchise Relations Act, interference with prospective economic advantage, unlawful business practices, statutory unfair competition and fraud. The arbitration was conducted before the American Arbitration Association pursuant to arbitration clauses in the license agreements. (See Note 15.)

    On June 9, 1999, the Company commenced a lawsuit in the Los Angeles County Superior Court against Mr. Kyle Kirkland, Kirkland Messina LLC, and CKM Securities (collectively "Kirkland") for tortious interference, unfair competition, fraud and related claims. This action arises out of alleged misrepresentations and omissions of material fact made by Kirkland in connection with the operations and

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1999

(8) COMMITMENTS AND CONTINGENCIES (CONTINUED) financial performance of PLB. Currently, there are proceedings in the California Court of Appeal to determine if the action will proceed in court or by way of arbitration. No trial or hearing date has been set.

    The Company cannot predict the outcome of these matters. The Company believes the outcome of one or more of the above cases could have a material adverse effect on the Company's financial condition and results of operations.

(9) SAVINGS PLAN

    The Company established the Guess ?, Inc. Savings Plan (the "Savings Plan") under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees ("associates") may contribute up to 15% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 1.5% of the associates' annual compensation. The Company's contributions to the Savings Plan for each of the three years ended December 31, 1997, 1998 and 1999 aggregated $0.3 million.

(10) QUARTERLY INFORMATION (UNAUDITED)

    The following is a summary of the unaudited quarterly financial information for the years ended December 31, 1998 and 1999 (in thousands, except per share data):

                                                        FIRST      SECOND     THIRD      FOURTH
YEAR ENDED DECEMBER 31, 1998                           QUARTER    QUARTER    QUARTER    QUARTER
----------------------------                           --------   --------   --------   --------
Net revenue..........................................  $110,768   $98,068    $130,138   $132,957
Gross profit.........................................    46,452    44,235      54,782     54,383
Net earnings.........................................     7,951     3,440       9,639      4,081
Basic and diluted earnings per share.................  $   0.19   $  0.08    $   0.22   $   0.10

                                                       FIRST      SECOND     THIRD      FOURTH
YEAR ENDED DECEMBER 31, 1999                          QUARTER    QUARTER    QUARTER    QUARTER
----------------------------                          --------   --------   --------   --------
Net revenue.........................................  $129,052   $119,557   $155,547   $195,494
Gross profit........................................    54,028     55,035     65,261     93,666
Net earnings........................................    11,486      7,017     14,235     19,162
Earnings per share:
  Basic.............................................  $   0.27   $   0.16   $   0.33   $   0.45
  Diluted...........................................  $   0.27   $   0.16   $   0.33   $   0.44

    During the second quarter of 1999, in accordance with the requirements of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring"), the Company recorded a $3.2 million charge for future severance costs related to the relocation of distribution operations to Louisville. In the third quarter of 1999, the Company realized a non-recurring pretax gain of $3.8 million on the disposition of property and equipment. During the fourth quarter of 1999, the Company enhanced its ability to estimate reserves through improved processes and more current and accurate data. As a result, the Company revised its estimate of certain reserves. This resulted in a reduction of cost of sales of $2.3 million.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1999

(11) SEGMENT INFORMATION

    In accordance with the requirements of SFAS 131, "Disclosures about Segments of and Enterprise and Related Information", the Company's reportable business segments and respective accounting policies, policies of the segments are the same as those described in Note 1. Management evaluates segment performance based primarily on revenue and earnings from operations. Interest income and expense is evaluated on a consolidated basis and not allocated to the Company's business segments.

    Segment information is summarized as follows for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Net revenue:
  Retail operations.........................................  $215,873   $222,624   $299,384
  Wholesale operations......................................   250,040    212,504    260,628
  Licensing operations......................................    49,459     36,803     39,638
                                                              --------   --------   --------
                                                              $515,372   $471,931   $599,650
                                                              ========   ========   ========

Earnings from operations:
  Retail operations.........................................  $  5,008   $ 12,034   $ 37,072
  Wholesale operations......................................    16,179      8,209     25,101
  Licensing operations......................................    49,459     36,803     31,603
                                                              --------   --------   --------
                                                              $ 70,646   $ 57,046   $ 93,776
                                                              ========   ========   ========

Capital expenditures:
  Retail operations.........................................             $  5,602   $ 28,030
  Wholesale operations......................................                8,136     35,471
  Licensing operations......................................                   --         --
                                                                         --------   --------
                                                                         $ 13,738   $ 63,501
                                                                         ========   ========

Total assets:
  Retail operations.........................................             $ 93,140   $114,152
  Wholesale operations......................................              159,069    245,162
  Licensing operations......................................               11,563      9,722
                                                                         --------   --------
                                                                         $263,772   $369,036
                                                                         ========   ========

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1999

(11) SEGMENT INFORMATION (CONTINUED)
    The table below presents information related to geographic areas in which the Company operated in during 1997, 1998 and 1999 (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          1997       1998       1999
                                                        --------   --------   --------
Net sales:
  United States.......................................  $455,969   $434,207   $548,179
  Asia................................................    22,277     13,859     13,279
  Europe..............................................    19,812     10,600     13,464
  Canada..............................................     1,649      1,644     12,073
  South America.......................................     7,965      5,066      3,973
  Mexico..............................................     2,774      2,406      3,337
  Other...............................................     4,926      4,149      5,345
                                                        --------   --------   --------
                                                        $515,372   $471,931   $599,650
                                                        ========   ========   ========

(12) STOCK OPTION PLAN

    On July 30, 1996, the Board of Directors adopted the Guess ?, Inc. 1996 Non-Employee Directors' Stock Option Plan pursuant to which the Board of Directors may grant stock options to non-employee directors. This plan authorizes grants of options to purchase up to 500,000 authorized but unissued shares of Common Stock. At December 31, 1997, 1998 and 1999, there were 28,886, 70,451 and 109,082 options issued under this plan, respectively. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have ten-year terms and vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant.

    On July 30, 1996, the Board of Directors adopted the Guess ?, Inc. 1996 Equity Incentive Plan (the "Plan") pursuant to which the Board of Directors may grant stock options to officers, key associates and consultants. The Plan authorizes grants of options to purchase up to 4,500,000 authorized but unissued shares of Common Stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have ten-year terms (five years in the case of an incentive stock option granted to a ten-percent stockholder) and vest and become fully exercisable after varying time periods from the date of grant based on length of service or specified performance goals.

    At December 31, 1997, 1998 and 1999, there were 3,208,645, 2,841,825 and
2,763,397 additional shares available for grant under the Plan, respectively. The per share weighted-average fair value of stock options granted during 1997, 1998 and 1999 was $9.75, $4.24, and $12.46, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997, 1998 and 1999 expected dividend yields of 0.0%, 0.0% and 0.0%, respectively; 1997, 1998 and 1999 risk-free interest rates of 6.50%, 4.87% and 6.51%, respectively; 1997, 1998 and 1999 volatility factors of 30%, 63% and 65%, respectively; and 1997, 1998 and 1999 expected lives of four years.

                         GUESS ?, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1999

(12) STOCK OPTION PLAN (CONTINUED)

    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123 ("SFAS 123"), the Company's pro forma net earnings and net earnings per share for the years ended December 31, 1997, 1998 and 1999 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                     1997       1998       1999
                                                   --------   --------   --------
Pro forma net earnings...........................  $35,222    $24,574    $51,300
Pro forma earnings per share--basic..............  $  0.82    $  0.57    $  1.19
Pro forma earnings per share--diluted............  $  0.82    $  0.57    $  1.18

    Pro forma net earnings reflect only options granted since the inception of the Plan on July 30, 1996. The full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of four years.

    Stock option activity during the period indicated is as follows:

                                                    NUMBER OF    WEIGHTED-AVERAGE
                                                      SHARE       EXERCISE PRICE
                                                    ----------   ----------------
Balance at December 31, 1996......................   1,287,105        $17.74
  Granted.........................................   1,406,105         10.78
  Forfeited.......................................  (1,365,855)       (16.88)
                                                    ----------        ------
Balance at December 31, 1997......................   1,291,355        $11.05
  Granted.........................................   1,035,600          4.24
  Forfeited.......................................    (668,780)       (10.92)
                                                    ----------        ------
Balance at December 31, 1998......................   1,658,175        $ 6.86
  Granted.........................................     343,650         12.46
  Exercised.......................................    (373,090)        (8.56)
  Forfeited.......................................    (265,222)        (7.68)
                                                    ----------        ------
Balance at December 31, 1999......................   1,363,513        $ 7.64
                                                    ==========        ======

    At December 31, 1997, 1998 and 1999, the weighted-average exercise price was $11.05, $6.86 and $7.64, respectively, and the weighted-average remaining contractual lives of outstanding options were 8.85, 9.0 and 8.53 years, respectively.

                         GUESS ?, INC. AND SUBSIDIARIES

                     YEARS ENDED DECEMBER 31, 1998 AND 1999

(12) STOCK OPTION PLAN (CONTINUED)
    The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                      OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                        -----------------------------------------------   ----------------------------
                                                WEIGHTED       WEIGHTED                       WEIGHTED
                             NUMBER             AVERAGE        AVERAGE         NUMBER         AVERAGE
  RANGE OF EXERCISE        OUTSTANDING         REMAINING       EXERCISE    EXERCISABLE AT     EXERCISE
        PRICE           DECEMBER 31, 1999   CONTRACTUAL LIFE    PRICE     DECEMBER 31, 1999    PRICE
---------------------   -----------------   ----------------   --------   -----------------   --------
  $ 3.94 to $ 5.50            750,463          8.81 years       $ 4.17         126,644         $ 4.26
  $ 7.03 to $ 9.38            105,100          8.56 years         8.33          34,350           8.09
  $10.50 to $13.13            391,350          7.60 years        11.16         177,290          10.93
  $16.38 to $21.06            116,600          9.90 years        17.51              --             --
                            ---------                           ------                         ------
                        1,363,513....          8.54 years       $ 7.64         338,284         $ 8.14
                            =========                                          =======

    At December 31, 1998 and 1999, the number of options exercisable for each year was 315,875 and 338,284, respectively. The weighted-average exercise price of those options was $10.84 and $8.14, respectively.

(13) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR PRODUCT DISPLAY FIXTURES

    Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures are capitalized and amortized over five years using the straight-line method. In prior years, these costs had been expensed as incurred. The Company believes that this new method will more closely match the long-term benefit that the product display fixtures provide with the expected future revenue from such fixtures. The cumulative effect of the change in accounting principle, recorded in the first quarter of 1997, is calculated based upon the retroactive effect of applying the new accounting method to prior year fixture acquisitions. The cumulative effect of the change in accounting principle of $4.0 million (after reduction for income tax expense of $2.7 million) is included in earnings for the year ended December 31, 1997. Excluding the cumulative effect of the change in accounting principle, the effect of the change during 1997 was to increase net earnings by approximately $6.2 million, or $0.14 per share.

(14) SEVERANCE COSTS RELATED TO DISTRIBUTION FACILITY

    In accordance with the requirements of EITF 94-3, "Liability for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", the Company recorded a $3.2 million charge for future severance costs related to the relocation of its distribution operations from Los Angeles, California to Louisville, Kentucky. The Company anticipates the payment of these severance costs to occur in the second quarter of fiscal 2000.

(15) SUBSEQUENT EVENT

    On March 3, 2000, the Arbitrators issued an interim award in favor of the Company and rejected each of PLB's counterclaims (see Note 8). The amount of the interim award was in excess of $6 million. As the prevailing party, the Company is entitled to, and has applied for, an award of its attorneys' fees, costs and expenses. Because of the uncertainty of the ultimate realization of the award, no recognition has been given to it in the accompanying consolidated financial statements.

                                  SCHEDULE II

                          GUESS ?, INC. & SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                 (IN THOUSANDS)

                                                      BALANCE AT   CHARGED TO   DEDUCTIONS   BALANCE AT
                                                      BEGINNING    COSTS AND       AND          END
DESCRIPTION                                           OF PERIOD     EXPENSES    WRITE-OFFS   OF PERIOD
-----------                                           ----------   ----------   ----------   ----------
As of December 31, 1997
  Allowance for obsolescence........................    $ 3,257      $ 3,764     $ (3,456)     $ 3,565
  Accounts receivable...............................      9,720       12,746      (11,270)      11,196
  Royalties.........................................         --           --           --           --

As of December 31, 1998
  Allowance for obsolescence........................      3,565        3,512       (3,217)       3,860
  Accounts receivable...............................     11,196        8,542      (11,901)       7,837
  Royalties.........................................         --        3,667           --        3,667

As of December 31, 1999
  Allowance for obsolescence........................      3,860          583       (2,079)       2,364
  Accounts receivable...............................      7,837        1,398         (372)       8,863
  Royalties.........................................      3,667        1,657       (4,066)       1,258

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 29, 2000.

                                                       GUESS ?, INC.

                                                       By:             /s/ MAURICE MARCIANO
                                                            -----------------------------------------
                                                                         Maurice Marciano
                                                                    CO-CHAIRMAN OF THE BOARD,
                                                             CO-CHIEF EXECUTIVE OFFICER AND DIRECTOR

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                                                       Co-Chairman of the Board,
                /s/ MAURICE MARCIANO                     Co-Chief Executive
     -------------------------------------------         Officer and Director         March 29, 2000
                  Maurice Marciano                       (Principal Executive
                                                         Officer)

                                                       President, Co-Chairman of
                  /s/ PAUL MARCIANO                      the Board, Co-Chief
     -------------------------------------------         Executive Officer and        March 29, 2000
                    Paul Marciano                        Director

                 /s/ ARMAND MARCIANO                   Senior Executive Vice
     -------------------------------------------         President, Assistant         March 29, 2000
                   Armand Marciano                       Secretary and Director

                                                       Executive Vice President
                  /s/ BRIAN FLEMING                      and Chief Financial
     -------------------------------------------         Officer (Principal           March 29, 2000
                    Brian Fleming                        Financial Officer and
                                                         Chief Accounting Officer)

                  /s/ ROBERT DAVIS
     -------------------------------------------       Director                       March 29, 2000
                    Robert Davis

                   /s/ ALICE KANE
     -------------------------------------------       Director                       March 29, 2000
                     Alice Kane

                  /s/ HOWARD SOCOL
     -------------------------------------------       Director                       March 29, 2000
                    Howard Socol

                  /s/ BRYAN ISAACS
     -------------------------------------------       Director                       March 29, 2000
                    Bryan Isaacs

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         3.1            Restated Certificate of Incorporation of the Registrant. (1)
         3.2            Bylaws of the Registrant. (1)
         4.3            Specimen stock certificate. (1)
        10.1            Amended and Restated Stockholders' Agreement. (2)
        10.20           Amended and Restated Revolving Credit Agreement, dated as of
                        March 28, 1997. (2)
        10.22           1996 Equity Incentive Plan. (1)
        10.23           1996 Non-Employee Directors' Stock Option Plan. (1)
        10.24           Annual Incentive Plan. (1)
        10.25           Employment Agreement between the Registrant and Maurice
                        Marciano. (2)
        10.26           Employment Agreement between the Registrant and Paul
                        Marciano. (2)
        10.27           Employment Agreement between the Registrant and Armand
                        Marciano. (2)
        10.28           Registration Rights Agreement among the Registrant and
                        certain stockholders of the Registrant. (2)
        10.29           Indemnification Agreement among the Registrant and certain stockholders of the Registrant. (2)
        10.30           Indemnification Agreements between the Registrant and
                        certain executives and directors. (2)
        10.31           First Amendment to Amended and Restated Shareholders'
                        Agreement. (3)
        10.32           First Amendment and Waiver to Amended and Restated Revolving
                        Credit Agreement by and between the Registrant and
                        BankBoston, NA, F/K/A The First National Bank of Boston,
                        Sanwa Bank California and the Financial Institutions Party
                        hereto. (4)
        10.33           Amended and Restated 1996 Non-Employee Directors' Stock
                        Option Plan, as amended through March 3, 1997. (5)
        10.34           Second Amendment and Consent to the Amended and Restated
                        Revolving Credit Agreement by and between Guess ?, Inc. And
                        BankBoston, N.A.,F/K/A The First National Bank of Boston,
                        Sanwa Bank California and the Financial Institutions Party
                        Hereto. (6)
        10.35           Third Amendment and Consent to the Amended and Restated
                        Revolving Credit Agreement by and between Guess ?, Inc. And
                        BankBoston, N.A., F/K/A The First National Bank of Boston,
                        Sanwa Bank California and the Financial Institutions Party
                        Hereto. (6)
        10.36           Amendment No. 1 to The Guess ?, Inc. Amended and Restated
                        1996 Non- Employee Directors' Stock Option Plan. (7)
        10.37           Employment Agreement dated July 6, 1998 between Guess
                        ?, Inc. and Brian L. Fleming. (7)
        10.38           Fourth Amendment and Consent to the Amended and Restated
                        Revolving Credit Agreement by and between Guess ?, Inc. And
                        BankBoston, N.A., F/K/A The First National Bank of Boston,
                        Sanwa Bank California and the Financial Institutions Party
                        Hereto. (8)
       *10.39           Credit Agreement by and between Guess?, Inc. and Sanwa Bank of California, and the Chase Manhattan Bank.
       *10.40           Lease Agreement between Guess?, Inc. and Robert Pattillo
                        Properties, Inc.
       *10.41           Subscription Agreement between Freemark Entertainment
                        Corporation and Guess?, Inc.
        18.0            Letter regarding change in accounting principles. (5)
       *21.1            List of Subsidiaries.
       *23.0            Independent Accountants' Consent.
       *27.1            Financial Data Schedule.

------------------------

*   Filed herewith

(b) Financial Statement Schedule:

    Schedule II--Description Valuation and Qualifying Accounts

------------------------

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