Form 10-Q
period 2000-04-01
GUESS INC ET AL/CA/
filed 2000-05-16
CIK 912463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     /X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended April 1, 2000

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

                      Yes  [X]                   No   [  ]


As of May 8, 2000, the registrant had 43,416,793 shares of Common Stock, $.01 par value per share, outstanding.

                                  GUESS ?, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)
                    as of April 1, 2000 and December 31, 1999                                                     1

               Condensed Consolidated Statements of Earnings (Unaudited) - First Quarters
                    ended April 1, 2000 and March 27, 1999                                                        2

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
                     First Quarters ended April 1, 2000 and March 27, 1999                                        3

               Notes to Condensed Consolidated Financial Statements (Unaudited)                                   4

Item 2.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                        7

Item 3.        Quantitative and Qualitative Disclosures about Market Risks                                        10


                                    PART II. OTHER INFORMATION


Item 1.       Legal Proceedings                                                                                   11

Item 2.       Changes in Securities and Use of Proceeds                                                           12

Item 3.       Defaults Upon Senior Securities                                                                     12

Item 4.       Submission of Matters to a Vote of Security Holders                                                 12

Item 5.       Other Information                                                                                   12

Item 6.       Exhibits and Reports on Form 8-K                                                                    13


                          PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                         GUESS ?, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                     ASSETS

                                                                                     APR 1,               DEC 31,
                                                                                     2000                  1999
                                                                                 -------------         ------------
Current Assets:
     Cash                                                                          $   5,843             $    6,139
     Investments                                                                       3,737                 27,059
     Receivables:
         Trade receivables, net of reserves                                           58,163                 26,829
         Royalties, net of reserves                                                    8,516                  8,528
         Other                                                                         6,339                  4,316
                                                                                   ---------             ----------
              Total receivables                                                       73,018                 39,673
                                                                                   ---------             ----------
     Inventories, net of reserves  (note 3)                                          135,522                106,624
     Prepaid expenses and other current assets                                        10,177                  8,861
     Prepaid income taxes                                                                 40                  3,004
     Deferred tax assets                                                               9,619                  9,619
                                                                                   ---------             ----------
         Total current assets                                                        237,956                200,979
Property and equipment, at cost, less accumulated
     depreciation and amortization                                                   131,792                125,688
Other assets, at cost, less accumulated amortization                                  36,578                 42,369
                                                                                   ---------             ----------
                                                                                   $ 406,326             $  369,036
                                                                                   =========             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current installments of bank debt and long term debt                          $   9,439             $    7,475
     Accounts payable                                                                 59,219                 61,736
     Accrued expenses                                                                 26,093                 33,824
     Income taxes payable (note 5)                                                     4,547                      --
                                                                                   ---------             ----------
         Total current liabilities                                                    99,298                103,035
Notes payable and long-term debt, less current installments                          117,805                 83,363
Other liabilities                                                                      9,458                 14,236
                                                                                   ---------             ----------
         Total liabilities                                                           226,561                200,634
Minority interest                                                                        698                  1,047
Stockholders' equity:
     Preferred stock, $.01 par value. Authorized 10,000,000
         shares; no shares issued and outstanding                                         --                     --
     Common stock, $.01 par value.  Authorized 150,000,000
         shares; issued 63,437,752 and 63,335,743 shares,
         outstanding 43,406,960 and 43,304,951 shares at
         April 1, 2000 and December 31, 1999, respectively                               142                    141
     Additional paid-in capital                                                      163,940                163,300
     Retained earnings                                                               159,866                144,443
     Accumulated other comprehensive income                                            5,895                 10,247
     Treasury stock, 20,030,792 shares repurchased                                  (150,776)              (150,776)
                                                                                   ---------             ----------
         Net stockholders' equity                                                    179,067                167,355
                                                                                   ---------             ----------
                                                                                   $ 406,326             $  369,036
                                                                                   =========             ==========

     See accompanying notes to condensed consolidated financial statements.

                         GUESS ?, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                              FIRST QUARTER ENDED
                                                                       ---------------------------------
                                                                           APR 1,               MAR 27
                                                                           2000                  1999
                                                                       -----------           -----------
Net revenue (note 6):
     Product sales                                                     $   178,411           $   119,941
     Net royalties                                                          10,433                 9,111
                                                                       -----------           -----------
                                                                           188,844               129,052
Cost of sales                                                              108,295                75,024
                                                                       -----------           -----------
Gross profit                                                                80,549                54,028

Selling, general and administrative expenses                                52,249                32,280
                                                                       -----------           -----------
Earnings from operations                                                    28,300                21,748

Other income (expense):
     Interest expense, net                                                  (2,653)               (2,333)
     Other, net                                                                (24)                 (112)
                                                                       -----------           -----------
                                                                            (2,677)               (2,445)

Earnings before income taxes                                                25,623                19,303

Income taxes (note 5)                                                       10,200                 7,817
                                                                       -----------           -----------

Net earnings                                                           $    15,423           $    11,486
                                                                       ===========           ===========

Net earnings per share:
     Basic                                                             $      0.36           $      0.27
                                                                       ===========           ===========
     Diluted                                                           $      0.35           $      0.27
                                                                       ===========           ===========

Weighted average number of shares
     outstanding - basic                                                    43,352                42,919
                                                                       ===========           ===========

Weighted average number of shares
     outstanding - diluted                                                  44,210                43,177
                                                                       ===========           ===========


     See accompanying notes to condensed consolidated financial statements.

                         GUESS ?, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                              FIRST QUARTER ENDED
                                                                                            ------------------------------
                                                                                               APR 1,             MAR 27,
                                                                                                2000               1999
                                                                                            -----------         ----------
Cash flows from operating activities:
     Net earnings                                                                            $   15,423         $   11,486
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization of property and equipment                                  7,037              5,517
         Amortization of other assets                                                               (51)               220
         (Gain) loss on disposition of property and equipment                                       (25)                15
         Decrease in minority interest                                                             (349)                --
         Foreign currency translation adjustment                                                    126                  9
         Undistributed equity method (loss)                                                         (24)                (2)
         (Increase) decrease in:
             Receivables                                                                        (33,345)           (20,439)
             Inventories                                                                        (28,898)            18,618
             Prepaid expenses                                                                     1,648              2,573
             Other assets                                                                        (3,709)              (229)
         Increase (decrease) in:
             Accounts payable                                                                    (2,517)            (9,693)
             Accrued expenses                                                                    (8,147)            (4,011)
             Income taxes payable                                                                 4,547              4,453
                                                                                             ----------         ----------
             Net cash provided by (used in) operating activities                                (48,284)             8,517
Cash flows from investing activities:
     Net (purchases of) proceeds from the sale of short-term investments                         25,456                 --
     Purchases of property and equipment                                                        (12,941)            (2,292)
     Proceeds from the disposition of property and equipment                                         25                  6
     Acquisition of license                                                                        (158)              (125)
     Purchase of investment securities available for sale                                        (1,478)            (2,100)
     Increase in long-term investments                                                               --             (2,500)
                                                                                             ----------         ----------
           Net cash provided by (used in) investing activities                                   10,904             (7,011)
Cash flows from financing activities:
     Repayment of senior subordinated notes                                                          --             (4,000)
     Proceeds from notes payable and long-term debt                                              42,302                 --
     Repayments of notes payable and long-term debt                                              (5,896)                --
     Proceeds from issuance of common stock                                                         641                 98
                                                                                             ----------         ----------
           Net cash provided by (used in) financing activities                                   37,047             (3,902)
Effect of exchange rates on cash                                                                     37                (16)
Net decrease in cash                                                                               (296)            (2,412)
Cash, beginning of period                                                                         6,139              5,853
                                                                                             ----------         ----------
Cash, end of period                                                                          $    5,843         $    3,441
                                                                                             ==========         ==========
Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                                            $   6,657          $    6,274
         Income taxes                                                                             1,263                610
                                                                                             ==========         ==========


     See accompanying notes to condensed consolidated financial statements.

                         GUESS ?, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2000
                                 (in thousands)
                                   (unaudited)


(1)      BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess ?, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of April 1, 2000 and December 31, 1999, the consolidated statements of earnings for the quarters ended April 1, 2000 and March 27, 1999, and the statements of cash flows for the quarters ended April 1, 2000 and March 27, 1999. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the quarter ended April 1, 2000 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto include in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Effective January 1, 2000, the Company changed its quarterly reporting period to end on the Saturday nearest the calendar quarter end. Previously, the Company's quarterly reporting period ended on the last Saturday of the quarter, which resulted in six more calendar days in the current quarter.

Certain amounts in the 1999 financial statements have been reclassified to conform to the April 1, 2000 presentation.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the quarters ended April 1, 2000 and March 27, 1999, the difference between basic and diluted earnings per share was due to the dilutive impact of options to purchase common stock. Options to purchase 326,725 shares of common stock at $27.31 per share during the three month period ended April 1, 2000 and options to purchase 1,055,075 shares of common stock at prices ranging from $7.50 to $11.00 during the three month period ended March 27, 1999 were not included in the computation of diluted earnings per share because the exercise prices were greater that the average market price of the common stock. Therefore, the options are antidiluted.

BUSINESS SEGMENT REPORTING

The Company reports segment information under Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." The business segments of the Company are wholesale, retail and licensing operations. Information relating to these segments is summarized in note 6.

COMPREHENSIVE INCOME

The Company reports comprehensive income under SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income consists of net earnings, unrealized gains on investments available for sale and foreign currency translation adjustments. A reconciliation of comprehensive income for the quarters ended April 1, 2000 and March 27, 1999 is as follows (in thousands):


                                                        FIRST QUARTER ENDED
                                                  -----------------------------
                                                    APR 1,            MAR 27,
                                                     2000              1999
                                                  ----------        -----------
   Net earnings                                   $   15,423        $    11,486
   Unrealized loss on investments, net of taxes       (4,515)                --
   Foreign currency
        translation adjustment                           163                 (9)
                                                  ----------        -----------
   Comprehensive income                           $   11,071        $    11,477
                                                  ==========        ===========

As of April 1, 2000, the remaining accumulated other comprehensive income included in stockholders' equity was $5.9 million.

FUTURE ACCOUNTING CHANGE

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes the adoption of SFAS 133 will not have a material impact on our financial reporting.

(3)      INVENTORIES

The components of inventories consist of the following (in thousands):

                                                   APR 1,             DEC 31,
                                                   2000                1999
                                                ----------          ----------
     Raw materials                              $    8,628          $    8,514
     Work in progress                               12,302               6,740
     Finished goods - retail                        57,255              45,750
     Finished goods - wholesale                     57,337              45,620
                                                ----------          ----------
                                                $  135,522          $  106,624
                                                ==========          ==========

At April 1, 2000 and December 31, 1999, total inventories included $13.8 million and $9.4 million, respectively, of inventories from Guess? Canada Corporation, the Company's licensee for wholesale and retail operations in Canada. The Company holds a 60% ownership interest in Guess? Canada Corporation.

(4)      INVESTMENTS

At April 1, 2000, short-term investments consisted of marketable securities available for sale. At December 31, 1999, short-term investments consisted primarily of interest bearing deposit accounts.

(5)      INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(6)      SEGMENT INFORMATION

In accordance with the requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", the Company's reportable business segments and respective accounting policies of the segments are the same as those described in note 2. Management evaluates segment performance based primarily on revenue and earnings from operations. Interest income and expense are evaluated on a consolidated basis and are not allocated to the Company's business segments.

Net revenue and earnings from operations are summarized as follows for the first quarters ended April 1, 2000 and March 27, 1999 (in thousands):

                                                   FIRST QUARTER ENDED
                                              ----------------------------
                                               APR 1,             MAR 27,
                                                2000               1999
                                              ---------          ---------
Net revenue:
     Retail operations                        $  77,772          $  51,474
     Wholesale operations                       100,639             68,467
     Licensing operations                        10,433              9,111
                                              ---------          ---------
                                              $ 188,844          $ 129,052
                                              =========          =========

Earnings from operations:
     Retail operations                        $  (1,121)         $       7
     Wholesale operations                        20,752             14,031
     Licensing operations                         8,669              7,710
                                              ---------          ---------
                                              $  28,300          $  21,748
                                              =========          =========

Due to the seasonal nature of these business segments, especially retail operations, the above net revenue and operating results for the first quarter ended April 1, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year.

(7)      BANK CREDIT FACILITY

On December 3, 1999, the Company entered into a $125 million Credit Agreement ("Credit Facility") with The Chase Manhattan Bank. The Credit Facility provides the Company with a revolving credit facility, which includes a $50 million sub-limit for letters of credit. Our Credit Facility accrues interest at LIBOR plus 100 basis points, the Prime rate, the base CD Rate plus 100 basis or the Fed Funds rate plus 50 basis points depending on the duration and type of loan facility. The Credit Facility expires on October 31, 2002. At April 1, 2000, the Company has $29.3 million outstanding borrowings under the Credit Facility, $5.2 million in outstanding standby letters of credit and $33.1 million in outstanding documentary letters of credit. At April 1, 2000, the Company had $57.4 million available for future borrowings under such facility. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. As of April 1, 2000, the Company was in compliance with all such covenants.

(8)      COMMON STOCK

On April 27, 2000, the Company filed a registration statement to sell 4,500,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements may also be in the Company's other reports filed under the Exchange Act, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements.

Forward-looking statements generally relate to future events or future financial performance, and include statements dealing with current plans, intentions, objectives, beliefs and expectations. Some forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "optimistic," "aims," or "continue" or the negative of such terms or other comparable terminology. Certain statements in this Form 10-Q, including but not limited to those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future inventory and gross margins, its anticipated cash requirements and sources, the relocation of its distribution center and its business seasonality, are forward-looking statements.

Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the successful integration of new stores into existing operations, the continued desirability and customer acceptance of existing and future product lines, possible cancellations of wholesale orders, the success of competitive products, the success of the Company's programs to strengthen its inventory cost accounting controls and procedures, the success of technology to be used in the Company's new distribution center and the availability of adequate sources of capital. In addition to these factors, the economic and other factors identified in the Company's most recent Annual Report on Form 10-K for the fiscal year ended December 31, 1999, including but not limited to the risk factors discussed therein, could affect the forward-looking statements contained here in and in the Company's other public documents.

OVERVIEW

We derive our net revenue from the sale of Guess men's, women's, girls' and boys' apparel and our licensees' products through our network of retail and factory outlet stores located primarily in the United States; from the sale of Guess men's, women's, girls' and boys' apparel worldwide to wholesale customers and distributors; and from net royalties via worldwide licensing activities.

Unless the context indicates otherwise, when we refer to "we", "us" or the "Company" in this Form 10-Q, we are referring to Guess ?, Inc. and its subsidiaries on a consolidated basis.

Effective January 1, 2000, we changed our quarterly reporting period to end on the Saturday nearest the calendar quarter end. Previously, our quarterly reporting period ended on the last Saturday of the quarter, which resulted in six more calendar days in the current quarter. This change did not have a material impact on the financial statements.

RESULTS OF OPERATIONS

First Quarters Ended April 1, 2000 and March 27, 1999.

NET REVENUE. Net revenue for the first quarter increased $59.7 million or 46.2% to $188.8 million from $129.1 million in the quarter ended March 27, 1999. Net revenue from retail operations increased $26.3 million or 51.1% to $77.8 million in the first quarter from $51.5 million for the same period in 1999. This increase is primarily attributable to a 19.2% increase in comparable store sales resulting from the continued strength of the retail business by having more fashion-focused product assortment, improved merchandising efforts and faster replenishment.

Net revenue from wholesale operations increased $32.1 million or 46.9% to $100.6 million in the quarter ended April 1, 2000 from $68.5 million for the comparable period in 1999. Domestic and international wholesale operations revenue increased, for the first quarter ended April 1, 2000, by $22.7 million to $84.2 million and by $9.5 million to $16.4 million, respectively. Domestic wholesale increased primarily due to a stronger domestic demand for our women's and girls' product lines. International wholesale operations net revenue increased as a result of increased demand in the European, Asian and South American markets. Net royalty revenue increased $1.3 million or 14.5% to $10.4 million in the first quarter ended April 1, 2000 from $9.1 million for the comparable period in 1999. The increase in net royalties was primarily due to strong performance in the watch, eyewear and footwear product lines, which was partially offset by us discontinuing certain licenses that were brought back in-house in the prior year.

GROSS PROFIT. Gross profit increased 49.1% to $80.5 million in the first quarter ended April 1, 2000 from $54.0 million in the first quarter ended March 27, 1999. Gross profit rate was 42.7% in the quarter ended April 1, 2000 compared to 41.9% in the quarter ended March 27, 1999. The increase in gross profit resulted from increased net revenue from product sales. Gross margin from product sales increased 56.1% to $70.1 million in the quarter from $44.9 million in 1999. Gross profit rate from product sales for the quarter ended April 1, 2000 was 39.3% compared to 37.4% for the same period in 1999. The increase in gross margin from product sales for the quarter is primarily due to improved retail margins, lower off-price sales and the effect of spreading retail occupancy costs over a higher sales base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses of $52.2 million increased to 27.7% of net revenue in the quarter ended April 1, 2000 compared to $32.3 million or 25.0% of net revenue in the first quarter ended March 27, 1999. The increase in the SG&A rate for the first quarter 2000 reflects the expansion of our organizational infrastructure needed to facilitate our growth initiatives. During the first quarter of 2000, we also incurred start-up and other non-recurring pre-tax costs of $3.1 million relating to the relocation of our distribution operation to Kentucky. Additionally, at the beginning of the first quarter 2000, we revised our vacation pay policies to enhance employee benefits, which resulted in a one-time pre-tax charge of $1.3 million.

EARNINGS FROM OPERATIONS. Earnings from operations increased 30.4% to $28.3 million, or 15.0% of net revenue, in the first quarter ended April 1, 2000 from $21.7 million, or 16.9% of net revenue, in the first quarter ended April 1, 2000. This increase was primarily due to higher revenue.

INTEREST EXPENSE, NET. Net interest expense increased 17.4% to $2.7 million in the first quarter ended April 1, 2000, from $2.3 million for the comparable period in 1999. The increase is due to higher outstanding debt in the first quarter of 2000. Total debt at April 1, 2000 was $127.2 million, which included $79.6 million of our senior subordinated notes due 2003, $29.3 million of borrowings under our revolving credit agreement due in October 2002, and $18.2 million of bank debt related to Guess Canada. On a comparable basis and excluding Guess Canada, the average debt balance for the first quarter of 2000 was $92.8 million, with an average effective interest rate of 9.2%, versus an average debt balance of $96.8 million, with an average effective interest rate of 9.5% for the comparable 1999 quarter.

INCOME TAXES. Income taxes for the first quarter ended April 1, 2000 was $10.2 million, or a 40.0% effective tax rate, compared to $7.8 million, or a 40.5% effective tax rate, in the quarter ended March 27, 1999. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by us.

NET EARNINGS. Net earnings increased 33.9% to $15.4 million, or 8.2% of net revenue, in the first quarter ended April 1, 2000, from $11.5 million, or 8.9% of net revenue, in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

In the quarter ended April 1, 2000, we relied primarily on internally generated funds, trade credit and bank borrowings to finance our operations and expansion. At April 1, 2000, we had working capital of $138.7 million compared to $97.9 million at December 31, 1999. The increase was primarily due to a $33.3 million increase in net receivables, and a $28.9 million increase in inventories, which was partially offset by a $23.3 million decrease in short-term investments. The increase in receivables is primarily due to a 29.6% increase in wholesale sales in the first quarter of 2000 from the fourth quarter of 1999. The majority of the increase in inventory is the result of significantly increased product sales, substantially higher wholesale backlog and our retail expansion program. Included in the net cash flow for the first quarter of 2000 was the funding of approximately $7.5 million of distribution center and new store construction costs that were accrued in accounts payable at December 31, 1999.

On December 3, 1999, we entered into a $125 million Credit Agreement ("Credit Facility") with The Chase Manhattan Bank. The Credit Facility provides us with a revolving credit facility, which includes a $50 million sub-limit for letters of credit. The Credit Facility expires in October 31, 2002. At April 1, 2000, we had $29.3 million outstanding borrowings under the revolving credit facility, $5.2 million in outstanding standby letters of credit and $33.1 million in outstanding documentary letters of credit. At April 1, 2000, we had $57.4 million available for future borrowings under the Credit Facility. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. As of April 1, 2000, we were in compliance with all such covenants.

Capital expenditures, net of lease incentives granted, totaled $12.9 million in the quarter ended April 1, 2000. We estimate our capital expenditures for fiscal 2000 will be approximately $80.0 million, primarily for the retail store expansion and remodeling, shop-in-shop programs, and operations.

We anticipate that we will be able to satisfy our ongoing cash requirements for the next twelve months for working capital, capital expenditures and interest on our senior subordinated notes, primarily with cash flow from operations, supplemented, if necessary, by borrowings under our Credit Facility.

WHOLESALE BACKLOG

We generally receive wholesale orders approximately 90 to 120 days prior to the time the products are to be delivered to department and specialty stores. As of May 6, 2000, unfilled wholesale orders increased 74.4% to $158.9 million from $91.1 million at May 2, 1999. The backlog of wholesale orders at any given time, affected by various factors, including seasonality and the scheduling of manufacturing and shipment of product. Accordingly, a comparison of backlogs of wholesale orders from period to period may not be indicative of eventual actual shipments.

SEASONALITY

Our business is impacted by the general seasonal trends characteristic of the apparel and retail industries. Our retail operations are generally stronger in the third and fourth quarters, while wholesale operations generally experience stronger performance in the first and third quarters. As the timing of the shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year. We have not had significant overhead and other costs generally associated with large seasonal variations.

INFLATION

We do not believe the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on net revenue or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which our products are manufactured, we do not believe they have had a material adverse effect on our net revenue or profitability.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

We receive United States dollars ("USD") for substantially all of our product sales and our licensing revenues. Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, royalties received from our international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to us in USD. During the last three fiscal years, exchange rate fluctuations have not had a material impact on our inventory costs.

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


          FORWARD EXCHANGE        U.S. DOLLAR            MATURITY DATE             FAIR VALUE IN U.S. $
             CONTRACTS             EQUIVALENT            ---------------             AT APRIL 1, 2000
             ---------             ----------                                        ----------------
            Canadian dollars         $750,000      April 3 to April 28, 2000              $759,521
            Canadian dollars         500,000       April 17 to May 15, 2000                498,448
            Canadian dollars         750,000       April 17 to May 15, 2000                750,155


Based upon the rates at April 1, 2000, the cost to buy the equivalent U.S. dollars discussed above was approximately $2.9 million Canadian currency.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 7, 1996, a class action complaint naming us and certain of our independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, titled as Brenda Figueroa et al. v. Guess ?, Inc. et al. The plaintiffs asserted claims for violation of state wage and hour laws, wrongful discharge, and breach of contract arising out of our relationship with our independent contractors and actions taken by them with respect to their employees. The plaintiffs also alleged that we breached our agreement with the United States Department of Labor regarding the monitoring of our independent contractors. The court has held two hearings on certifying the alleged class. The parties have agreed to settle the case. On March 1, 2000, the court gave final approval to the parties' settlement. If no class member appeals within 60 days thereafter, the case will be finally resolved.

On July 7, 1998, the Union of Needletrades Industrial and Textile Employees ("UNITE") filed with the National Labor Relations Board ("NLRB") charges against us alleging that we violated the National Labor Relations Act by failing to uphold certain obligations under a prior settlement agreement with the NLRB, by denying pro-union employees access to our facilities, by conferring new benefits to employees, by making false accusations against UNITE, by conducting video surveillance of UNITE's offices, and by assisting and organizing an anti-union demonstration. These allegations were dismissed by the NLRB. UNITE appealed, and, on October 15, 1999, the NLRB dismissed the appeal.

On February 24, 1998, we and Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, were named as defendants in a class action entitled John N. Robinson v. Guess ?, Inc., Maurice Marciano, Paul Marciano and Armand Marciano filed in the Los Angeles Superior Court. The complaint, as amended, purported to state claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 for alleged misrepresentations in connection with our initial public offering in August 1996. Mr. Robinson purported to represent a class of all purchasers of our stock in the initial public offering and sought unspecified damages. On January 10, 2000, the complaint was dismissed in its entirety. However, Mr. Robinson has the right to appeal the dismissal.

On October 26, 1998, Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, as well as us, were named as defendants in a stockholder's derivative complaint entitled John N. Robinson v. Maurice Marciano, Paul Marciano and Armand Marciano and Guess ?, Inc. filed in the Los Angeles Superior Court. The complaint purports to state a claim for intentional breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud and abuse of control in connection with the Marcianos' management of us since our initial public offering. On July 26, 1999, the court entered an order that allows the case to proceed past the pleadings stage. While it is too soon to predict the outcome of the case with any certainty, the defendants believe they have meritorious defenses to each of the claims asserted and intend to vigorously defend themselves.

On approximately January 15, 1999, UNITE filed an unfair labor practice charge against us, alleging that attorney Dennis Hershewe violated Section 8(a)(1) of the National Labor Relations Act ("the Act") by questioning our employee Maria Perez about her union activities at the deposition he conducted in her workers' compensation case. Mr. Hershewe represents Fireman's Fund Insurance Company, our workers' compensation insurance carrier. GUESS?, through this firm, investigated the charge and responded to it on March 10, 1999. The NLRB issued a complaint on part of the charge on October 14, 1999, and we filed an answer on October 21, 1999. The hearing in this matter, originally set for May 1, 2000, has been continued.

On May 21, 1999, we filed a demand for arbitration against Pour le Bebe, Inc. and Pour la Maison, Inc. (collectively, "PLB") seeking damages and injunctive relief in connection with four written license agreements between the parties. We alleged that PLB defaulted under the license agreements, that the license agreements properly were terminated and that PLB breached the license agreements. On July 19, 1999, PLB filed a counterdemand for arbitration against us. PLB sought damages and injunctive relief against us alleging breach of contract, violation of the California Franchise Relations Act, interference with prospective economic advantage, unlawful business practices, statutory unfair competition and fraud. The arbitration was conducted before the American Arbitration Association pursuant to arbitration clauses in the license agreements.

On March 3, 2000, the arbitrators issued an interim award in our favor and rejected each of PLB's counterclaims. The amount of the interim award was in excess of $6 million. As the prevailing party, we are entitled to, and we have applied for, an award of our attorneys' fees, costs, and expenses. Because of the uncertainty of the ultimate realization of the award, no recognition has been given to it in our consolidated financial statements. We are informed that PLB may be attempting to raise before the California Department of Corporations and the Federal Trade Commission the same franchise issues rejected by the arbitrators in the interim award.

On June 9, 1999, we commenced a lawsuit in the Los Angeles County Superior Court against Kyle Kirkland, Kirkland Messina LLC, and CKM Securities (collectively "Kirkland") for tortious interference, unfair competition, fraud and related claims. This action arises out of alleged misrepresentations and omissions of material fact made by Kirkland in connection with the operations and financial performance of PLB. On March 29, 2000, the California Court of Appeal determined that the action will proceed in court. No trial date has been set.

On March 28, 2000 a complaint was filed against us in San Diego County Superior Court entitled Snodgrass v. Guess?, Inc. and GUESS? Retail, Inc. The complaint purports to be a class action filed on behalf of current and former store management employees in California. Plaintiffs seek overtime wages and a preliminary and permanent injunction. No trial or hearing has been set.

On May 4, 2000, a complaint was filed against the Company and Mr. Paul Marciano in the Los Angeles Superior Court - Michael Benastra v. Paul Marciano and Guess ?, Inc., Case No. BC229359. The complaint grows out of the arbitration between the Company and PLB, discussed above. The plaintiff, the President of PLB, alleges that defendants made defamatory statements about him during the arbitration. Plaintiff seeks general damages of $50,000,000 and unspecified punitive damages.

We cannot predict the outcome of these matters. We believe the outcome of one or more of the above cases could have a material adverse effect on our results of operations or financial condition.

Most major corporations, particularly those operating retail businesses, become involved from time to time in a variety of employment-related claims and other matters incidental to their business in addition to those described above. In the opinion of our management, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our results of operations or financial condition.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:

EXHIBIT
NUMBER            DESCRIPTION
--------------------------------------------------------------------------------

    3.1.   Restated Certificate of Incorporation of the Company. (1)
    3.2.   Bylaws of the Company. (1)
    4.3.   Specimen stock certificate.(1)
   27.1.   Financial Data Schedule*

   *       filed herewith.

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.


---------------------------

b)         Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended April 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GUESS ?, INC.


Date:    May 15, 2000           By:   /s/ MAURICE MARCIANO
                                   --------------------------
                                      Maurice Marciano
                                      Co-Chairman of the Board, Co-Chief
                                      Executive Officer and Director
                                      (Principal Executive Officer)

Date:    May 15, 2000           By:   /s/ BRIAN FLEMING
                                   --------------------------
                                      Brian Fleming
                                      Executive Vice President and
                                      Chief Financial Officer (Principal
                                      Financial Officer and Chief Accounting
                                      Officer)