Form 10-Q
period 2000-07-01
GUESS INC ET AL/CA/
filed 2000-08-14
CIK 912463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the quarterly period ended July 1, 2000

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

                     Yes     [X]          No     [  ]


As of August 9, 2000, the registrant had 43,470,035 shares of Common Stock, $.01 par value per share, outstanding.

                                  GUESS ?, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets (Unaudited)
             as of July 1, 2000 and December 31, 1999                      1

           Condensed Consolidated Statements of Earnings
             (Unaudited) - Second Quarter and Six Months
             Ended July 1, 2000 and June 26, 1999                          2

           Condensed Consolidated Statements of Cash Flows
             (Unaudited) - Six Months Ended July 1, 2000
             and June 26, 1999                                             3

           Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                   4

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           7

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk                                                  11


                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings                                              12

Item 2.   Changes in Securities and Use of Proceeds                      14

Item 3.   Defaults Upon Senior Securities                                14

Item 4.   Submission of Matters to a Vote of Security Holders            14

Item 5.   Other Information                                              14

Item 6.   Exhibits and Reports on Form 8-K                               15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GUESS ?, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                        ASSETS

                                                                   JUL 1,         DEC 31,
                                                                    2000            1999
                                                                 ---------       ---------
Current Assets:
     Cash                                                        $   7,666       $   6,139
     Investments                                                     2,752          27,059
     Receivables:
         Trade receivables, net of reserves                         52,468          26,829
         Royalties, net of reserves                                  9,225           8,528
         Other                                                       4,449           4,316
                                                                 ---------       ---------
              Total receivables                                     66,142          39,673
                                                                 ---------       ---------
     Inventories (note 3)                                          173,711         106,624
     Prepaid expenses and other current assets                      11,262           8,861
     Prepaid income taxes                                             --             3,004
     Deferred tax assets                                             9,619           9,619
                                                                 ---------       ---------
         Total current assets                                      271,152         200,979
Property and equipment, at cost, less accumulated
     depreciation and amortization                                 147,750         125,688
Other assets, at cost, less accumulated amortization                25,914          42,369
                                                                 ---------       ---------
                                                                 $ 444,816       $ 369,036
                                                                 =========       =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current installments of bank debt and long-term debt        $  14,004       $   7,475
     Accounts payable                                               65,559          61,736
     Accrued expenses                                               24,315          33,824
     Income taxes payable (note 6)                                     174            --
                                                                 ---------       ---------
         Total current liabilities                                 104,052         103,035
Notes payable and long-term debt, less current installments        146,289          83,363
Other liabilities                                                    9,253          14,236
                                                                 ---------       ---------
         Total liabilities                                         259,594         200,634
Minority interest                                                      380           1,047
Stockholders' equity:
     Preferred stock, $.01 par value. Authorized 10,000,000
         shares; no shares issued and outstanding                     --              --
     Common stock, $.01 par value.  Authorized 150,000,000
         shares; issued 63,477,235 and 63,335,743 shares,
         Outstanding 43,446,443 and 43,304,951 shares at
         July 1, 2000 and December 31, 1999, respectively              143             141
     Paid-in capital                                               164,202         163,300
     Retained earnings                                             171,957         144,443
     Accumulated other comprehensive income (loss)                    (684)         10,247
     Treasury stock, 20,030,792 shares repurchased                (150,776)       (150,776)
                                                                 ---------       ---------
         Net stockholders' equity                                  184,842         167,355
                                                                 ---------       ---------
                                                                 $ 444,816       $ 369,036
                                                                 =========       =========

     See accompanying notes to condensed consolidated financial statements.

                         GUESS ?, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                      SECOND QUARTER ENDED             SIX MONTHS ENDED
                                                    -------------------------       -------------------------
                                                      JUL 1,         JUN 26,         JUL 1,          JUN 26,
                                                       2000           1999            2000            1999
                                                    ---------       ---------       ---------       ---------
Net revenue (note 7):
     Product sales                                  $ 168,661       $ 110,181       $ 347,072       $ 230,122
     Net royalties                                      9,020           9,376          19,453          18,487
                                                    ---------       ---------       ---------       ---------
                                                      177,681         119,557         366,525         248,609
Cost of sales                                         100,080          64,522         208,375         139,546
                                                    ---------       ---------       ---------       ---------
Gross profit                                           77,601          55,035         158,150         109,063

Selling, general and administrative expenses           55,387          38,260         107,636          70,540
Severance recovery (costs) relating to
     distribution facility relocation (note 5)          1,545          (3,200)          1,545          (3,200)
                                                    ---------       ---------       ---------       ---------
Earnings from operations                               23,759          13,575          52,059          35,323

Other income (expense):
     Interest expense, net                             (3,493)         (2,205)         (6,146)         (4,538)
     Other, net                                           (75)            430             (99)            318
                                                    ---------       ---------       ---------       ---------
                                                       (3,568)         (1,775)         (6,245)         (4,220)

Earnings before income taxes                           20,191          11,800          45,814          31,103

Income taxes (note 6)                                   8,100           4,783          18,300          12,600
                                                    ---------       ---------       ---------       ---------

Net earnings                                        $  12,091       $   7,017       $  27,514       $  18,503
                                                    =========       =========       =========       =========

Net earnings per share - basic and diluted          $    0.28       $    0.16       $    0.63       $    0.43
                                                    =========       =========       =========       =========

Weighted average number of shares
     outstanding - basic                               43,423          42,939          43,387          42,927
                                                    =========       =========       =========       =========

Weighted average number of shares
     outstanding - diluted                             43,865          43,286          43,872          43,237
                                                    =========       =========       =========       =========


     See accompanying notes to condensed consolidated financial statements.

                         GUESS ?, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                   SIX MONTHS ENDED
                                                                              -------------------------
                                                                                JUL 1,          JUN 26,
                                                                                 2000            1999
                                                                              ---------       ---------
Cash flows from operating activities:
     Net earnings                                                             $  27,514       $  18,503
     Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
         Depreciation and amortization                                           15,534          11,534
         (Gain) loss on disposition of property and equipment                       792            (211)
         Minority interest                                                         (667)           --
         Foreign currency translation adjustment                                    248             (16)
         Undistributed equity method (loss)                                        (106)            (71)
         (Increase) decrease in:
             Receivables                                                        (26,470)        (10,719)
             Inventories                                                        (67,087)          9,604
             Prepaid expenses                                                       603          (4,944)
             Other assets                                                        (4,899)           (307)
         Increase (decrease) in:
             Accounts payable                                                     3,823           3,687
             Accrued expenses                                                    (9,930)          5,707
             Income taxes payable                                                   174            (210)
                                                                              ---------       ---------
             Net cash provided by (used in) operating activities                (60,471)         32,557

Cash flows from investing activities:
     Net proceeds from the sale of short-term investments                        30,999            --
     Purchases of property and equipment                                        (37,589)         (8,527)
     Proceeds from the disposition of property and equipment                         25             252
     Acquisition of license                                                        (357)           (250)
     Purchase of investment securities                                           (1,478)        (17,910)
     Increase in long-term investments                                             --            (2,611)
                                                                              ---------       ---------
           Net cash used in investing activities                                 (8,400)        (29,046)

Cash flows from financing activities:
     Repayment of senior subordinated notes                                        --            (5,438)
     Proceeds from notes payable and long-term debt                             116,379            --
     Repayments of notes payable and long-term debt                             (46,922)           --
     Proceeds from issuance of common stock                                         904             392
                                                                              ---------       ---------
           Net cash provided by (used in) financing activities                   70,361          (5,046)

Effect of exchange rates on cash                                                     37             (26)
Net increase (decrease) in cash                                                   1,527          (1,561)
Cash, beginning of period                                                         6,139           5,853
                                                                              ---------       ---------
Cash, end of period                                                           $   7,666       $   4,292
                                                                              =========       =========
Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                             $   5,587       $   6,367
         Income taxes                                                            16,577          12,022
                                                                              =========       =========

     See accompanying notes to condensed consolidated financial statements.

                         GUESS ?, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2000
                                 (in thousands)
                                   (unaudited)


(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess ?, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of July 1, 2000 and December 31, 1999, the consolidated statements of earnings for the quarter ended and six months ended July 1, 2000 and June 26, 1999, and the statements of cash flows for the six months ended July 1, 2000 and June 26, 1999. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the quarter ended and six months ended July 1, 2000 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Effective January 1, 2000, we changed our quarterly reporting period to end on the Saturday nearest the calendar quarter end. Previously, our quarterly reporting period ended on the last Saturday of the quarter. This change in reporting period did not have an impact for the second quarter of 2000 and 1999; however, this change resulted in six more calendar days for the six months ended July 1, 2000.

Certain amounts in the 1999 financial statements have been reclassified to conform to the July 1, 2000 presentation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted average number of shares outstanding, inclusive of the dilutive impact of potential common stock. During the quarter and six month periods ended July 1, 2000 and June 26, 1999, the difference between basic and diluted earnings per share was due to the dilutive impact of options to purchase common stock. Options to purchase 373,176 shares of common stock at $27.31 per share during the six month period ended July 1, 2000 and options to purchase 812,936 shares of common stock at prices ranging from $8.93 to $13.13 during the six month period ended June 26, 1999 were not included in the computation of diluted earnings per share because the exercise prices were greater that the average market price of the common stock. Therefore, the options are antidilutive.

BUSINESS SEGMENT REPORTING

The Company reports segment information under Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." The business segments of the Company are retail, wholesale, and licensing operations. Information relating to these segments is summarized in note 7.

COMPREHENSIVE INCOME

The Company reports comprehensive income under SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net earnings, unrealized gains on investments available for sale and foreign currency translation adjustments. A reconciliation of comprehensive income for the quarter and six month periods ended July 1, 2000 and June 26, 1999 is as follows (in thousands):


                                                    SECOND QUARTER ENDED           SIX MONTHS ENDED
                                                    --------------------           ----------------
                                                   JUL 1,         JUN 26,        JUL 1,         JUN 26,
                                                    2000           1999           2000           1999
                                                  --------       --------       --------       --------
Net earnings                                      $ 12,091       $  7,017       $ 27,514       $ 18,503
Unrealized loss on investments, net of taxes        (6,900)          --          (11,415)          --
Foreign currency
     translation adjustment                            320             25            484             16
                                                  --------       --------       --------       --------
Comprehensive income                              $  5,511       $  7,042       $ 16,583       $ 18,519
                                                  ========       ========       ========       ========

FUTURE ACCOUNTING CHANGE

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It is effective, as amended by SFAS 137, for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes the adoption of SFAS 133 will not have a material impact on our financial reporting.

(3) INVENTORIES

The components of inventories consist of the following (in thousands):

                                          JUL 1,        DEC 31,
                                           2000          1999
                                         --------      --------
         Raw materials                   $  9,202      $  8,514
         Work in progress                  13,387         6,740
         Finished goods - retail           63,566        45,750
         Finished goods - wholesale        87,556        45,620
                                         --------      --------
                                         $173,711      $106,624
                                         ========      ========

At July 1, 2000 and December 31, 1999, total inventories included $14.2 million and $9.4 million of inventories from Guess? Canada Corporation, the Company's licensee for retail and wholesale operations in Canada, respectively. The Company holds a 60% ownership interest in Guess? Canada Corporation.

(4) INVESTMENTS

At July 1, 2000, short-term investments consisted of marketable securities available for sale. At December 31, 1999, short-term investments consisted primarily of interest bearing deposit accounts.

(5) SEVERANCE COSTS

In accordance with the requirements of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," the Company recorded a $3.2 million charge, in the second quarter ended June 26, 1999, for future severance costs related to the relocation of its distribution operations from Los Angeles to Louisville, Kentucky. As a result of employee transfers and attrition, the severance costs actually incurred for Los Angeles - based employees were $1.7 million which has resulted in a recovery of $1.5 million of the severance charge in the second quarter ended July 1, 2000.

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

Net revenue and earnings from operations are summarized as follows for the quarters and six months ended July 1, 2000 and June 26, 1999 (in thousands):

                                       SECOND QUARTER ENDED             SIX MONTHS ENDED
                                     ------------------------       ------------------------
                                      JUL 1,         JUN 26,         JUL 1,         JUN 26,
                                       2000           1999            2000            1999
                                     ---------      ---------       ---------      ---------
      Net revenue:
           Retail operations         $  84,793      $  61,049       $ 162,565      $ 112,523
           Wholesale operations         83,868         49,132         184,507        117,599
           Licensing operations          9,020          9,376          19,453         18,487
                                     ---------      ---------       ---------      ---------
                                       177,681        119,557       $ 366,525      $ 248,609
                                     =========      =========       =========      =========

      Earnings from operations:
           Retail operations         $   7,722      $   6,791       $   6,601      $   6,798
           Wholesale operations          9,093           (882)         29,845         13,149
           Licensing operations          6,944          7,666          15,613         15,376
                                     ---------      ---------       ---------      ---------
                                     $  23,759      $  13,575       $  52,059      $  35,323
                                     =========      =========       =========      =========

Due to the seasonal nature of these business segments, especially retail operations, the above net revenue and operating results for the quarter ended and six months ended July 1, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year.

(8) BANK CREDIT FACILITY

On December 3, 1999, the Company entered into a $125 million Credit Agreement ("Credit Facility") with The Chase Manhattan Bank. The Credit Facility provides the Company with a revolving credit facility, which includes a $50 million sub-limit for letters of credit. The Credit Facility accrues interest at LIBOR plus 100 basis points, the Prime rate, the base CD Rate plus 100 basis or the Fed Funds rate plus 50 basis points depending on the duration and type of loan facility. The Credit Facility expires on October 31, 2002. At July 1, 2000, the Company has $63.8 million outstanding borrowings under the Credit Facility, $4.4 million in outstanding standby letters of credit and $28.6 million in outstanding documentary letters of credit. At July 1, 2000, the Company had $28.2 million available for future borrowings under such facility. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. As of July 1, 2000, the Company was in compliance with all such covenants.

(9) COMMON STOCK

On May 24, 2000, the Company filed an amended registration statement to sell up to $200 million shares of common stock at any time and from time to time. To date, no shares have been sold under this registration statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements may also be contained in the Company's other reports filed under the Exchange Act, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements.

Forward-looking statements generally relate to future events or future financial performance, and include statements dealing with current plans, intentions, objectives, beliefs and expectations. Some forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "optimistic," "aims," or "continue" or the negative of such terms or other comparable terminology. Certain statements in this Form 10-Q, including but not limited to those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future inventory and gross margins, its anticipated cash requirements and sources, the operations of its new distribution center and its business seasonality, are forward-looking statements.

Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the successful integration of new stores into existing operations, the continued desirability and customer acceptance of existing and future product lines, possible cancellations of wholesale orders, the success of competitive products, the success of the Company's programs to strengthen its inventory cost accounting controls and procedures, the success of technology to be used in the Company's new distribution center and the availability of adequate sources of capital. In addition to these factors, the economic and other factors identified in the Company's most recent Annual Report on Form 10-K for the fiscal year ended December 31, 1999, including but not limited to the risk factors discussed therein, could affect the forward-looking statements contained herein and in the Company's other public documents.

OVERVIEW

We derive our net revenue from the sale of Guess men's, women's, girls' and boys' apparel and our licensees' products through our network of retail and factory outlet stores located primarily in the United States; from the sale of Guess men's, women's, girls' and boys' apparel worldwide to wholesale customers and distributors; and from net royalties via worldwide licensing activities.

Unless the context indicates otherwise, when we refer to "we," "us" or the "Company" in this Form 10-Q, we are referring to Guess ?, Inc. and its subsidiaries on a consolidated basis.

Effective January 1, 2000, we changed our quarterly reporting period to end on the Saturday nearest the calendar quarter end. Previously, our quarterly reporting period ended on the last Saturday of the quarter. This change in reporting period did not have an impact for the second quarter of 2000 and 1999; however, this change resulted in six more calendar days for the six months ended July 1, 2000.

RESULTS OF OPERATIONS

Second Quarters and Six Months Ended July 1, 2000 and June 26, 1999.

NET REVENUE. Net revenue for the second quarter ended July 1, 2000 increased $58.1 million or 48.6% to $177.7 million from $119.6 million in the quarter ended June 26, 1999. Net revenue from retail operations increased $23.8 million or 39.0% to $84.8 million in the second quarter ended July 1, 2000 from $61.0 million for the same period in 1999. This increase is primarily attributable to the opening of 40 new stores since the second quarter of 1999 and a 10.1% increase in combined comparable store sales resulting from the continued strength of the retail business by having a smart, fashion-focused product mix, strong visual merchandising and quicker replenishment.

Net revenue from wholesale operations increased $34.8 million or 70.9% to $83.9 million in the quarter ended July 1, 2000 from $49.1 million for the comparable period in 1999. Excluding Guess Canada, domestic and international wholesale operations revenue increased, for the second quarter ended July 1, 2000 from the comparable period in 1999, by $30.3 million to $75.4 million and by $2.0 million to $6.3 million, respectively. Domestic wholesale operations net revenue increased primarily due to a stronger domestic demand for our women's and men's product lines. In addition to the strong demand in our full priced product lines, off price sales increased to $12.0 million from $2.6 million from the comparable period in 1999, in order to clear excess inventory. International wholesale operations net revenue increased as a result of strong product acceptance in Asian, South American, and European markets, coupled with increased merchandising training and adding better performing distributors, which have remodeled their stores to be consistent with our global branding initiative. Guess Canada contributed an increase in net revenues of $2.7 million during the second quarter of 2000. Net royalty revenue decreased $0.4 million or 4.3% to $9.0 million in the second quarter ended July 1, 2000 from $9.4 million for the comparable period in 1999. The decrease in net royalty revenue was primarily due to prior year's settlements and adjustments of $1.9 million for licensees that were brought back in-house, which was partially offset by an increase in royalty revenue earned from sales by our licensees in the watch, footwear and small leather goods product lines.

Net revenue increased $117.9 million or 47.4% to $366.5 million for the six months ended July 1, 2000 from $248.6 million for the six months ended June 26, 1999. Net revenue from retail operations increased $50.1 million or 44.5% to $162.6 million for the six months from $112.5 million for the same period in 1999. This increase is primarily attributable to the opening of 40 new stores since the second quarter of 1999 and a 14.2% increase in combined comparable store sales resulting from the continued strength of the retail business by having a smart, fashion-focused product mix, strong visual merchandising and quicker replenishment. Net revenue from wholesale operations increased $66.9 million or 56.9% to $184.5 million for the six months ended July 1, 2000 from $117.6 million for the comparable period in 1999. Excluding Guess Canada, domestic and international wholesale operations revenue increased, for the six months ended July 1, 2000, by $53.1 million to $159.5 million and by $7.0 million to $18.2 million, respectively. Domestic wholesale net revenue increased primarily due to a stronger domestic demand for our women's and men's product lines. International wholesale operations net revenue increased as a result of strong product acceptance in Asian, South American, and European markets, coupled with increased merchandising training and adding better performing distributors, which have remodeled their stores to be consistent with our global branding initiative. Guess Canada contributed an increase in net revenues of $7.2 million during the six months ended July 1, 2000. Net royalty revenue increased $1.0 million or 5.4% to $19.5 million in the six months ended July 1, 2000 from $18.5 million for the comparable period in 1999. The increase in net royalty revenue was primarily due to an increase in royalty revenue earned from increased sales by our licensees in the watch, eyewear, footwear and small leather goods product lines, which was partially offset by us discontinuing certain licenses that were brought back in-house in the prior year.

GROSS PROFIT. Gross profit increased 41.1% to $77.6 million in the second quarter ended July 1, 2000 from $55.0 million in the second quarter ended June 26, 1999. Gross profit rate was 43.7% in the quarter ended July 1, 2000 compared to 46.0% in the quarter ended June 26, 1999. The decrease in gross profit rate resulted from higher off-price sales and lower licensing income. Gross margin from product sales increased 50.2% to $68.6 million in the quarter ended July 1, 2000 from $45.7 million for the comparable period in 1999. Gross margin rate from product sales for the quarter ended July 1, 2000 was 40.7% compared to 41.4% for the same period in 1999. The decrease in gross margin rate from product sales for the quarter is primarily due to higher off-price sales.

Gross profit increased 45.0% to $158.2 million in the six months ended July 1, 2000 from $109.1 million in the six months ended June 26, 1999. Gross profit rate was 43.2% in the six months ended July 1, 2000 compared to 43.9% in the six months ended June 26, 1999. The increase in gross profit resulted from increased net revenue from product sales. Gross margin from product sales increased 53.1% to $138.7 million in the six months from $90.6 million in 1999. Gross profit rate from product sales for the six months ended July 1, 2000 was 40.0% compared to 39.4% for the same period in 1999. The increase in gross margin from product sales for the six months ended July 1, 2000 is primarily due to improved retail margins and the effect of spreading retail occupancy costs over a higher sales base, partially offset by higher off-price sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses of $55.4 million decreased to 31.2% of net revenue in the quarter ended July 1, 2000 compared to $38.3 million or 32.0% of net revenue in the second quarter ended June 26, 1999. The decrease in the SG&A as a percentage of net revenue for the second quarter is due to our cost containment programs and a $1.1 million sales and use tax refund partially offset by the expansion of our organizational infrastructure needed to facilitate our growth initiatives. During the second quarter of 2000, we also incurred start-up and other non-recurring pre-tax costs of $2.2 million relating to the relocation of our distribution operation to Kentucky.

Selling, general and administrative ("SG&A") expenses of $107.6 million increased to 29.4% of net revenue in the six months ended July 1, 2000 compared to $70.5 million or 28.4% of net revenue in the six months ended June 26, 1999. The increase in SG&A as a percentage of net revenue for the six months ended July 1, 2000 is due to the expansion of our organizational infrastructure needed to facilitate our growth initiatives offset by our cost containment programs. During the six months of 2000, we also incurred start-up and other non-recurring pre-tax costs of $5.3 million relating to the relocation of our distribution operation to Kentucky. Additionally, at the beginning of the first quarter 2000, we revised our vacation pay policies to enhance employee benefits, which resulted in a one-time pre-tax charge of $1.3 million.

SEVERANCE COSTS RELATING TO DISTRIBUTION FACILITY RELOCATION. In accordance with the requirements of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," the Company recorded a $3.2 million charge, in the second quarter ended June 26, 1999, for future severance costs related to the relocation of its distribution operations from Los Angeles to Louisville, Kentucky. As a result of employee transfers and attrition, the severance costs actually incurred for Los Angeles-based employees was $1.7 million which has resulted in a reversal of $1.5 million of the severance charge in the second quarter of 2000. The Company successfully completed the transition of all product lines to the new distribution center during the second quarter of 2000.

EARNINGS FROM OPERATIONS. Earnings from operations increased 75.0% to $23.8 million, or 13.3% of net revenue, in the second quarter ended July 1, 2000 from $13.6 million, or 11.4% of net revenue, in the second quarter ended June 26, 1999. This increase was primarily due to higher revenue and the inclusion of the severance cost recovery in the second quarter ended July 1, 2000 and the recording of $3.2 million charge for severance costs in the second quarter ended June 26, 1999. Earnings from operations increased 47.4% to $52.0 million, or 14.2% of net revenue, in the six months ended July 1, 2000 from $35.3 million, or 14.2% of net revenue, in the six months ended June 26, 1999. This increase was primarily due to higher revenue and the inclusion of the severance cost recovery in the six months ended July 1, 2000 and the recording of $3.2 million charge for severance costs in the six months ended June 26, 1999.

INTEREST EXPENSE, NET. Net interest expense increased 58.4% to $3.5 million in the second quarter ended July 1, 2000, from $2.2 million for the comparable period in 1999. The increase is due to higher outstanding debt in the second quarter of 2000. Total debt at July 1, 2000 was $156.1 million, which included $79.6 million of our senior subordinated notes due 2003, $63.8 million of borrowings under our revolving credit agreement due in October 2002, and $12.7 million of bank debt related to Guess Canada. On a comparable basis and excluding Guess Canada, the average debt balance for the second quarter of 2000 was $128.9 million, with an average effective interest rate of 9.2%, versus an average debt balance of $94.7 million, with an average effective interest rate of 9.1% for the comparable 1999 quarter.

Net interest expense increased 35.5% to $6.1 million in the six months ended July 1, 2000, from $4.5 million for the comparable period in 1999. The increase is due to higher outstanding debt in the six months of 2000. On a comparable basis and excluding Guess Canada, the average debt balance for the first six months of 2000 was $110.7 million, with an average effective interest rate of 9.3%, versus an average debt balance of $95.7 million, with an average effective interest rate of 9.7% for the comparable 1999 period.

INCOME TAXES. Income taxes for the second quarter ended July 1, 2000 were $8.1 million, or a 40.1% effective tax rate, compared to $4.8 million, or a 40.5% effective tax rate, in the quarter ended June 26, 1999. Income taxes for the six months ended July 1, 2000 were $18.3 million, or a 40% effective tax rate, compared to $12.6 million, or a 40.5% effective tax rate, in the six months ended June 26, 1999. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by us.

NET EARNINGS. Net earnings increased 72.3% to $12.1 million, or 6.8% of net revenue, in the second quarter ended July 1, 2000, from $7.0 million, or 5.9% of net revenue, in the same period in 1999. Net earnings increased 48.7% to $27.5 million, or 7.5% of net revenue, in the six months ended July 1, 2000, from $18.5 million, or 7.4% of net revenue, in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

In the quarter ended July 1, 2000, we relied primarily on internally generated funds, trade credit and bank borrowings to finance our operations and expansion. At July 1, 2000, we had working capital of $167.1 million compared to $97.9 million at December 31, 1999. The increase was primarily due to a $26.5 million increase in net receivables, and a $67.1 million increase in inventories, which was partially offset by a $24.3 million decrease in short-term investments. The increase in receivables is primarily due to a 12% increase in wholesale operations sales in the second quarter of 2000 from the fourth quarter of 1999 and a high level of back to school shipments occurring in June 2000. The majority of the increase in inventory is the result of significantly increased product sales, substantially higher wholesale backlog and our retail expansion program, coupled with an accelerated supply chain associated with global sourcing. Included in the net cash flow for six months ended July 1, 2000 was the funding of approximately $7.5 million of distribution center and new store construction costs that were accrued in accounts payable at December 31, 1999.

On December 3, 1999, we entered into a $125 million Credit Agreement ("Credit Facility") with The Chase Manhattan Bank. The Credit Facility provides us with a revolving credit facility, which includes a $50 million sub-limit for letters of credit. The Credit Facility expires in October 31, 2002. At July 1, 2000, we had $63.8 million outstanding borrowings under the revolving credit facility, $4.4 million in outstanding standby letters of credit and $28.6 million in outstanding documentary letters of credit. At July 1, 2000, we had $27.5 million available for future borrowings under the Credit Facility. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. As of July 1, 2000, we were in compliance with all such covenants.

Capital expenditures, net of lease incentives granted, totaled $37.6 million in the six months ended July 1, 2000. We estimate our capital expenditures for fiscal 2000 will be approximately $80.0 million, primarily for the retail store expansion and remodeling, shop-in-shop programs, information systems and general operations.

We anticipate that we will be able to satisfy our ongoing cash requirements for the next twelve months for working capital, capital expenditures and interest on our senior subordinated notes, primarily with cash flow from operations, supplemented by borrowings under our Credit Facility.

WHOLESALE BACKLOG

We generally receive wholesale orders approximately 90 to 120 days prior to the time the products are to be delivered to department and specialty stores. As of July 2, 2000, unfilled wholesale orders increased 61.4% to $162.4 million from $100.6 million a year ago. The backlog of wholesale orders is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of product which varies at any given time. Accordingly, a comparison of backlogs of wholesale orders from period to period may not be indicative of eventual actual shipments.

SEASONALITY

Our business is impacted by the general seasonal trends characteristic of the apparel and retail industries. Our retail operations are generally stronger in the third and fourth quarters, while wholesale operations generally experience stronger performance in the first and third quarters. As the timing of the shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year. We have not incurred excessive overhead and other costs generally associated with large seasonal variations.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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


      FORWARD EXCHANGE        U.S. DOLLAR                                       FAIR VALUE IN U.S$
          CONTRACTS           EQUIVALENT             MATURITY DATE                AT JULY 1, 2000
          ---------           ----------             -------------                ---------------
      Canadian dollars       $1,000,000         July 5 to August 7, 2000             $1,012,369
      Canadian dollars          750,000         July 5 to August 7, 2000                744,525
      Canadian dollars        1,000,000         July 17 to August 17, 2000            1,017,100
      Canadian dollars        1,000,000         July 5 to September 18, 2000            993,444


Based upon the rates at July 1, 2000, the cost to buy the equivalent U.S. dollars discussed above was approximately $5.5 million Canadian currency.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 7, 1996, a class action complaint naming us and certain of our independent contractors was filed in the Superior Court of the State of California for the County of Los Angeles, titled as Brenda Figueroa et al. v. GUESS?, Inc. et al. The plaintiffs asserted claims for violation of state wage and hour laws, wrongful discharge, and breach of contract arising out of our relationship with our independent contractors and actions taken by them with respect to their employees. The plaintiffs also alleged that we breached our agreement with the United States Department of Labor regarding the monitoring of our independent contractors. The court has held two hearings on certifying the alleged class. The parties have agreed to settle the case. On March 1, 2000, the court gave final approval to the parties' settlement. Since no class members appealed within 60 days thereafter, the case has been finally resolved.

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

On February 24, 1998, we and Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, were named as defendants in a class action entitled John N. Robinson v. Guess ?, Inc., Maurice Marciano, Paul Marciano and Armand Marciano filed in the Los Angeles Superior Court. The complaint, as amended, purported to state claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 for alleged misrepresentations in connection with our initial public offering in August 1996. Mr. Robinson purported to represent a class of all purchasers of our stock in the initial public offering and sought unspecified damages. On January 10, 2000, the complaint was dismissed in its entirety. Mr. Robinson has agreed not to pursue an appeal in exchange for the Company's agreement not to pursue the claims against him.

On October 26, 1998, Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, as well as we, were named as defendants in a stockholder's derivative complaint entitled John N. Robinson v. Maurice Marciano, Paul Marciano and Armand Marciano and Guess ?, Inc. filed in the Los Angeles Superior Court. The complaint purports to state a claim for intentional breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud and abuse of control in connection with the Marcianos' management of us since our initial public offering. On July 26, 1999, the court entered an order that allows the case to proceed past the pleadings stage. The parties have reached a settlement in principle which requires court approval to be effective. Under the terms of the settlement, the Company`s insurance carrier will pay up to but not exceeding $750,000 and the Company will pay $0. The parties have scheduled a settlement approval hearing for August 11, 2000. If settlement is approved, the case will be dismissed.

On approximately January 15, 1999, UNITE filed an unfair labor practice charge against us, alleging that attorney Dennis Hershewe violated Section 8(a)(1) of the National Labor Relations Act ("the Act") by questioning our employee Maria Perez about her union activities at the deposition he conducted in her workers' compensation case. Mr. Hershewe represents Fireman's Fund Insurance Company, our workers' compensation insurance carrier. GUESS? investigated the charge and responded to it on March 10, 1999. The NLRB issued a complaint on part of the charge on October 14, 1999, and we filed an answer on October 21, 1999. On July 6, 2000, the complaint was dismissed in its entirety. However, the NLRB and UNITE have the right to appeal the dismissal.

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

On June 9, 2000, the arbitrators issued a final award in our favor and rejected each of PLB's counterclaims. The amount of this award was $7,659,677. Because of the uncertainty of the ultimate realization of the award, no recognition has been given to it in our consolidated financial statements. Thereafter, the Company filed a petition to confirm the arbitration award and PLB filed a petition to vacate the award. Both the petition to confirm and the petition to vacate have been determined to be "related cases" to another action brought by PLB and its principles against the Company's attorneys. All three cases are pending judicial reassignment and all previously scheduled motion hearing dates have been vacated. We are informed that PLB may be attempting to raise before the California Department of Corporations the same franchise issues rejected by the arbitrators in the final award. The Federal Trade Commission contacted the Company on July 28, 2000 requesting information regarding certain franchise inquiries.

On June 9, 1999, we commenced a lawsuit in the Los Angeles County Superior Court against Kyle Kirkland, Kirkland Messina LLC, and CKM Securities (collectively "Kirkland") for tortious interference, unfair competition, fraud and related claims. This action arises out of alleged misrepresentations and omissions of material fact made by Kirkland in connection with the operations and financial performance of PLB. On March 29, 2000, the California Court of Appeal determined that the action will proceed in court. Kirkland's petition for review to the California Supreme Court was denied on July 12, 2000. No trial date has been set.

On March 28, 2000 a complaint was filed against us in San Diego County Superior Court entitled Snodgrass v. Guess?, Inc. and GUESS? Retail, Inc. The complaint purports to be a class action filed on behalf of current and former store management employees in California. Plaintiffs seek overtime wages and a preliminary and permanent injunction. No trial or hearing date has been set.

On May 4, 2000, a complaint was filed against the Company and Mr. Paul Marciano in the Los Angeles Superior Court - Michael Benasra v. Paul Marciano and Guess?, Inc., Case No. BC 229359. The complaint grows out of the arbitration between the Company and PLB, discussed above. The plaintiff, the President of PLB, alleges that defendants made defamatory statements about him during the arbitration. Plaintiff seeks general damages of $50,000,000 and unspecified punitive damages. Defendants moved to compel arbitration of this matter, or alternatively, to strike the action under the state's anti SLAPP (strategic litigation against public participation) statutes. The motion to compel arbitration, which was heard on July 13, 2000, has been taken under submission by the trial judge and no ruling has yet been made. No trial date has been set.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Registrant's Annual Meeting of Stockholders was held on May 15,
     2000.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement. All nominees were elected.

(c) The matters voted upon at the Annual Meeting and the results thereof were as follows:

     I. To elect two Class I Directors to hold office for a three-year term and until their successors are duly elected and qualified.



                               FOR               WITHHELD
                            ----------           ---------
Armand Marciano             42,049,209            601,927
Alice Kane                  42,051,304            599,832

II. To ratify the selection of KPMG LLP to serve as our independent certified public accountants for the year ending December 31, 2000.

                               FOR            AGAINST        ABSTAINED
                            ----------        -------        ---------
                            41,064,246         2,475           8,265

III. To approve the GUESS?, Inc. 1996 Equity Incentive Plan.


                               FOR            AGAINST        ABSTAINED
                            ----------        -------        ---------
                            41,064,246       1,569,693         17,197

IV.  To approve the GUESS?, Inc. Annual Incentive Bonus Plan.

                               FOR            AGAINST        ABSTAINED
                            ----------        -------        ---------
                            42,103,501        530,082          17,553


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits:

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

  3.1.     Restated Certificate of Incorporation of the Company. (1)
  3.2.     Bylaws of the Company. (1)
  4.1.     Specimen stock certificate.(1)
 27.1.     Financial Data Schedule*

  *        filed herewith.

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.


-----------------

b)         Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended July 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GUESS ?, INC.


Date:    August 14, 2000              By: /s/ MAURICE MARCIANO
                                          --------------------------
                                          Maurice Marciano
                                          Co-Chairman of the Board,
                                          Co-Chief  Executive  Officer and
                                          Director (Principal Executive Officer)

Date:    August 14, 2000              By: /s/ BRIAN FLEMING
                                          --------------------------
                                          Brian Fleming
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Chief Accounting Officer)