Form 10-Q
period 2000-09-30
GUESS INC ET AL/CA/
filed 2000-11-14
CIK 912463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                         Commission File Number 1-11893


                                  GUESS?, INC.


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

              Yes     [X]                        No     [  ]


As of November 6, 2000 the registrant had 43,539,327 shares of Common Stock, $.01 par value per share, outstanding.

                                  GUESS?, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                                PAGE
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)
                    as of September 30, 2000 and December 31, 1999                                                1

               Condensed Consolidated Statements of Earnings (Unaudited) - Third Quarter and
                    Nine Months Ended September 30, 2000 and September 25, 1999                                   2

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
                     Nine Months Ended September 30, 2000 and September 25, 1999                                  3

               Notes to Condensed Consolidated Financial Statements (Unaudited)                                   4

Item 2.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                        8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                         12


                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings                                                                                   13

Item 2.       Changes in Securities and Use of Proceeds                                                           14

Item 3.       Defaults Upon Senior Securities                                                                     14

Item 4.       Submission of Matters to a Vote of Security Holders                                                 14

Item 5.       Other Information                                                                                   14

Item 6.       Exhibits and Reports on Form 8-K                                                                    14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GUESS?, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                  (Unaudited)

                                                      ASSETS
                                                                                   SEP 30,              DEC 31,
                                                                                    2000                  1999
                                                                                    ----                  ----
Current assets:
     Cash                                                                         $    9,158            $    6,139
     Investments                                                                       2,408                27,059
     Accounts receivable, net of reserves                                             77,670                39,673
     Inventories                                                                     164,214               106,624
     Prepaid expenses and other current assets                                         9,931                 8,861
     Prepaid income taxes                                                              5,765                 3,004
     Deferred tax assets                                                               9,619                 9,619
                                                                                  ----------          ------------
         Total current assets                                                        278,765               200,979
Property and equipment, at cost, net of accumulated
     depreciation and amortization                                                   159,527               125,688
Other assets, at cost, net of accumulated amortization                                21,790                42,369
                                                                                  ----------          ------------
                                                                                  $  460,082            $  369,036
                                                                                  ==========          ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of bank debt and long-term debt                         $   14,659            $    7,475
     Accounts payable                                                                 66,440                61,736
     Accrued expenses                                                                 24,437                33,824
                                                                                  ----------           -----------
         Total current liabilities                                                   105,536               103,035
Notes payable and long-term debt, less current installments                          155,300                83,363
Other liabilities                                                                     10,572                14,236
                                                                                  ----------           -----------
         Total liabilities                                                           271,408               200,634
Minority interest                                                                        182                 1,047
Stockholders' equity:
     Preferred stock, $.01 par value. Authorized 10,000,000
         shares; no shares issued and outstanding                                         --                    --
     Common stock, $.01 par value.  Authorized 150,000,000
         shares; issued 63,569,119 and 63,335,743 shares,
         outstanding 43,538,327 and 43,304,951 shares at
         September 30, 2000 and December 31, 1999, respectively                          144                   141
     Paid-in capital                                                                 164,907               163,300
     Retained earnings                                                               177,597               144,443
     Accumulated other comprehensive income (loss)                                    (3,380)               10,247
     Treasury stock, 20,030,792 shares repurchased                                  (150,776)             (150,776)
                                                                                 ------------          -----------
         Net stockholders' equity                                                    188,492               167,355
                                                                                 ------------          -----------
                                                                                  $  460,082            $  369,036
                                                                                 ============          ===========

     See accompanying notes to condensed consolidated financial statements.

                          GUESS?, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                THIRD QUARTER ENDED                   NINE MONTHS ENDED
                                                           ----------------------------          --------------------------
                                                             SEP 30,            SEP 25,           SEP 30,           SEP 25,
                                                              2000               1999              2000              1999
                                                           ---------            -------           -------            -------
Net revenue:
     Product sales                                         $ 206,831          $ 144,142         $ 553,903         $ 374,264
     Net royalties                                             9,532             11,405            28,985            29,892
                                                           -----------        -----------       -----------       ---------
                                                             216,363            155,547           582,888           404,156

Cost of sales                                                144,566             90,286           352,941           229,832
                                                           -----------        -----------       -----------       ---------
Gross profit                                                  71,797             65,261           229,947           174,324

Selling, general and administrative expenses                  58,498             42,911           166,233           113,133
Severance recovery (costs) relating to
     distribution facility relocation                            ---                ---             1,545            (3,200)
                                                           -----------        -----------       -----------       ---------
     Earnings from operations                                 13,299             22,350            65,259            57,991

Other income (expense):
     Gain on disposal of property
       and equipment                                             ---              3,849               ---             3,849
     Interest expense                                         (4,159)            (2,364)          (10,305)           (6,902)
                                                           -----------        -----------       -----------       ---------
                                                              (4,159)             1,485           (10,305)           (3,053)

Earnings before income taxes                                   9,140             23,835            54,954            54,938

Income taxes                                                   3,500              9,600            21,800            22,200
                                                           -----------        -----------       -----------       ---------

Net earnings                                               $   5,640          $  14,235         $  33,154         $  32,738
                                                           ===========        ===========       ===========       ==========

EARNINGS PER SHARE:

Net earnings per share - basic and diluted                 $    0.13          $    0.33         $    0.76         $    0.76
                                                           ===========        ===========       ===========       ==========

Weighted average number of shares
     outstanding - basic                                      43,492             43,015            43,422            42,958
                                                           ===========        ===========       ===========       ==========

Weighted average number of shares
     outstanding - diluted                                    43,828             43,482            43,857            43,315
                                                           ===========       ============       ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                          GUESS?, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                              NINE MONTHS ENDED
                                                                                          ---------------------------
                                                                                          SEP 30,             SEP 25,
                                                                                           2000                1999
                                                                                      -------------        -----------
Cash flows from operating activities:
     Net earnings                                                                     $   33,154           $   32,738
     Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                    24,741               17,317
         Gain on disposition of property and equipment                                       ---               (4,564)
         Other items, net                                                                 (1,004)                (402)
         Changes in operating assets and liabilities:
             Accounts receivable                                                         (37,997)             (12,353)
             Inventories                                                                 (57,590)               3,275
             Prepaid expenses and other current assets                                    (8,760)               1,304
             Accounts payable                                                              4,705                7,134
             Accrued expenses                                                            (10,934)               4,816
             Income taxes payable                                                            ---                 (252)
                                                                                      -------------        -----------
             Net cash (used in) provided by operating activities                         (53,686)              49,013

Cash flows from investing activities:
     Purchases of property and equipment                                                 (58,683)             (20,384)
     Proceeds from the disposition of property and equipment                               3,133                6,372
     Net proceeds from the sale of short-term investments                                 33,274                  ---
     Increase in short-term investments                                                   (1,843)             (30,150)
     Acquisition of interest in GUESS? Canada                                                ---               (2,027)
     Increase in long-term investments                                                       ---               (2,232)
                                                                                      -------------        -----------
             Net cash used in investing activities                                       (24,119)             (48,421)

Cash flows from financing activities:
     Proceeds from notes payable and long-term debt                                      182,131                3,015
     Repayment of notes payable and long-term debt                                      (103,010)              (7,702)
     Issuance of common stock                                                              1,610                1,146
                                                                                      -------------        -----------
             Net cash provided by (used in) financing activities                          80,731               (3,541)

Effect of exchange rates on cash                                                              93                  (27)

Net increase (decrease) in cash                                                            3,019               (2,976)

Cash, beginning of period                                                                  6,139                5,853
                                                                                      -------------        -----------
Cash, end of period                                                                   $    9,158           $    2,877
                                                                                      =============        ===========
Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                                     $   11,195          $    12,911
         Income taxes                                                                     23,758               15,158

     See accompanying notes to condensed consolidated financial statements.

                          GUESS?, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                 (in thousands)
                                   (unaudited)


(1)      BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of September 30, 2000 and December 31, 1999, the consolidated statements of earnings for the quarter ended and nine months ended September 30, 2000 and September 25, 1999, and the statements of cash flows for the nine months ended September 30, 2000 and September 25, 1999. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the quarter ended and nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Effective January 1, 2000, we changed our quarterly reporting period to end on the Saturday nearest the calendar quarter end. Previously, our quarterly reporting period ended on the last Saturday of the quarter. This change in reporting period did not have an impact for the third quarter of 2000; however, this change resulted in six more calendar days for the nine months ended September 30, 2000.

Certain amounts in the 1999 financial statements have been reclassified to conform to the September 30, 2000 presentation.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS PER SHARE

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted average number of shares outstanding, inclusive of the dilutive impact of potential common stock. During the quarter and nine month periods ended September 30, 2000 and September 25, 1999, the difference between basic and diluted earnings per share was due to the dilutive impact of options to purchase common stock. Options to purchase 535,404 shares of common stock at prices ranging from $21.06 to $27.31 per share during the nine month period ended September 30, 2000 and options to purchase 767,436 shares of common stock at prices ranging from $10.50 to $13.13 during the nine month period ended September 25, 1999 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. Therefore, the options are antidilutive.

BUSINESS SEGMENT REPORTING

The Company reports segment information under Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." The business segments of the Company are retail, wholesale and licensing operations. Information relating to these segments is summarized in note 8.

COMPREHENSIVE INCOME

The Company reports comprehensive income under SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net earnings, unrealized gains (losses) on investments available for sale and foreign currency translation adjustments. A reconciliation of comprehensive income for the quarter and nine-month periods ended September 30, 2000 and September 25, 1999 is as follows (in thousands):

                                                               THIRD QUARTER ENDED              NINE MONTHS ENDED
                                                            ---------------------------     -------------------------
                                                             SEP 30,          SEP 25,          SEP 30,      SEP 25,
                                                              2000             1999             2000         1999
                                                            ---------       -----------     ----------    -----------
Net earnings                                                $  5,640        $   14,235      $   33,154    $    32,738
Unrealized loss on investments, net of taxes                  (2,469)               --         (13,883)            --
Foreign currency translation adjustment                         (227)               25             256             67
                                                            ---------       -----------     ----------    -----------
Comprehensive income                                        $  2,944        $   14,260      $   19,527    $    32,805
                                                            =========       ===========     ==========    ===========

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It is effective, as amended by SFAS 137, for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes the adoption of SFAS 133 will not have a material impact on its financial reporting.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of APB Opinion No. 25. Interpretation No. 44 became effective on July 1, 2000, but certain elements of interpretation apply to events occurring after December 15, 1998 and January 12, 2000. Interpretation No. 44 clarifies the application of APB Opinion No. 25 for certain issues, including (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a non-compensation plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material impact on the Company's financial statements.

(3)      ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables, less reserves aggregating $7,094,000 at September 30, 2000 and $8,863,000 at December 31, 1999, royalty receivables, less allowance for doubtful accounts of $972,000 at September 30, 2000 and $1,258,000 at December 31, 1999, and other receivables.

(4)      INVENTORIES

The components of inventories consist of the following (in thousands):

                                                      SEP 30,        DEC 31,
                                                        2000          1999
                                                     ----------    ----------
     Raw materials                                   $   10,590    $    8,514
     Work in progress                                     8,750         6,740
     Finished goods - retail                             69,552        45,750
     Finished goods - wholesale                          75,322        45,620
                                                     ----------    ----------
                                                     $  164,214    $  106,624
                                                     ==========    ==========

(5)      INVESTMENTS

At September 30, 2000, short-term investments consisted of marketable securities available for sale. At December 31, 1999, short-term investments consisted primarily of interest bearing deposit accounts.

(6)      SEVERANCE COSTS

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

(7)      INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(8)      SEGMENT INFORMATION

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

Net revenue and earnings from operations are summarized as follows for the quarter and nine months ended September 30, 2000 and September 25, 1999 (in thousands):

                                             THIRD QUARTER ENDED                   NINE MONTHS ENDED
                                            ------------------------------      ---------------------------
                                               SEP 30,            SEP 25,        SEP 30,           SEP 25,
                                                2000               1999           2000              1999
                                            -----------         ----------      ---------         ---------
      Net revenue:
           Retail operations                $   103,518         $   75,801      $ 266,083         $ 188,324
           Wholesale operations                 103,311             68,341        287,818           185,939
           Licensing operations                   9,534             11,405         28,987            29,892
                                            -----------         ----------      ---------         ---------
                                             $  216,363         $  155,547      $ 582,888         $ 404,156
                                            ===========         ==========      =========         =========
      Earnings from operations:
           Retail operations                $     8,463          $  12,471      $  15,064         $  19,269
           Wholesale operations                  (2,503)             1,071         27,243            14,538
           Licensing operations                   7,339              8,808         22,952            24,184
                                            -----------         ----------      ---------         ---------
                                            $    13,299          $  22,350      $  65,259         $  57,991
                                            ===========         ==========      ==========        =========

Due to the seasonal nature of these business segments, especially retail operations, the above net revenue and operating results for the quarter ended and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year.

(9)          BANK CREDIT FACILITY

On December 3, 1999, the Company entered into a $125 million Credit Agreement ("Credit Facility") with The Chase Manhattan Bank. The Credit Facility provides the Company with a revolving credit facility, which includes a $50 million sub-limit for letters of credit. The Credit Facility accrues interest at LIBOR plus 100 basis points, the Prime rate, the base CD Rate plus 100 basis points or the Fed Funds rate plus 50 basis points depending on the duration and type of loan facility. The Credit Facility expires on October 31, 2002. At September 30, 2000, the Company has $73.4 million outstanding of borrowings under the Credit Facility, $4.0 million in outstanding standby letters of credit and $23.6 million in outstanding documentary letters of credit. At September 30, 2000, the Company had $24.0 million available for future borrowings under such facility. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. As of September 30, 2000, the Company was in compliance with all such covenants.

(10)         COMMON STOCK

On May 24, 2000, the Company filed an amended registration statement to sell up to $200 million of common stock at any time and from time to time. To date, no shares during the third quarter of 2000 have been sold under this registration statement, and all costs related to the registration have been expensed and are included in selling, general and administrative expenses.

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

Forward-looking statements generally relate to future events or future financial performance, and include statements dealing with current plans, intentions, objectives, beliefs and expectations. Some forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "optimistic," "aims," or "continues" or the negative of such terms or other comparable terminology. Certain statements contained in this Form 10-Q, including but not limited to those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future inventory and gross margins, its anticipated cash requirements and sources, the operations of its new distribution center and its business seasonality, are forward-looking statements.

Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the successful integration of new stores into existing operations, the continued desirability and customer acceptance of existing and future product lines, possible cancellations of wholesale orders, the success of competitive products, the success of the Company's programs to strengthen its inventory cost accounting controls and procedures, the success of technology to be used in the Company's new distribution center, the cooperation of the company's lenders, and the availability of adequate sources of capital. In addition to these factors, the economic and other factors identified in the Company's most recent Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the Company's Form 10-Q for the quarters ended April 1, 2000 and July 1, 2000, including but not limited to the risk factors discussed therein, could affect the forward-looking statements contained herein and in the Company's other public documents.

OVERVIEW

We derive our net revenue from the sale of Guess? men's, women's, girls' and boys' apparel and our licensees' products through our network of retail and factory outlet stores located primarily in the United States; from the sale of Guess? men's, women's, girls' and boys' apparel worldwide to wholesale customers and distributors; and from net royalties via worldwide licensing activities.

Unless the context indicates otherwise, when we refer to "we," "us" or the "Company" in this Form 10-Q, we are referring to GUESS?, Inc. and its subsidiaries on a consolidated basis.

Effective January 1, 2000, we changed our quarterly reporting period to end on the Saturday nearest the calendar quarter end. Previously, our quarterly reporting period ended on the last Saturday of the quarter. This change in reporting period did not have an impact for the third quarter of 2000 and 1999; however, this change resulted in six more calendar days for the nine months ended September 30, 2000.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Ended September 30, 2000 and September 25, 1999.

NET REVENUE. Net revenue for the third quarter ended September 30, 2000 increased $60.8 million or 39.1% to $216.4 million from $155.5 million in the quarter ended September 25, 1999. Net revenue from retail operations increased $27.7 million or 36.6% to $103.5 million in the current year third quarter from $75.8 million for the same period in 1999. This increase is primarily attributable to a net increase of 55 new stores, which includes 59 new stores, 3 store closures and 1 store consolidation, since September 25, 1999 and a 4.8% increase in combined comparable store sales. There were 129 full priced stores, 6 kids stores and 63 factory outlet stores at

September 30, 2000. During the third quarter, comparable store sales for July increased 11.9% and for August, increased 4.9%, however, September same store sales did not materialize as expected, due to softness in the retail environment, and declined by 3.6%.

Net revenue from wholesale operations increased $35.0 million or 51.2% to $103.3 million in the quarter ended September 30, 2000 from $68.3 million for the comparable period in 1999. Domestic wholesale operations net revenue increased by $29.4 million or 51.3% to $86.7 million in the third quarter ended September 30, 2000 from $57.3 million in the comparable period in 1999. Domestic wholesale operations net revenue increased primarily due to a strong demand for our men's and women's product lines and the addition of our boys' product line. Also contributing to higher net revenues was the increase in off-price sales of $12.0 million compared with $3.6 million in the same
1999 period. International wholesale operations net revenues increased $5.6 million or 50.9% to $16.6 million in the third quarter of 2000 compared to $11.0 million in the same period in 1999.

Net royalty revenue was $9.5 million in the current quarter compared to $11.4 million in the 1999 third quarter, which included income from a one-time settlement of $1.9 million. Excluding the one-time income, net royalty revenue was consistent with the prior year.

Net revenue increased $178.7 million or 44.2% to $582.9 million for the nine months ended September 30, 2000 from $404.2 million for the nine months ended September 25, 1999. Net revenue from retail operations increased $77.8 million or 41.3% to $266.1 million in the nine months ended September 30, 2000 from $188.3 million for the same period in 1999. This increase is primarily attributable to a net increase of 55 new stores since September 25, 1999 and a 10.5% increase in combined comparable store sales resulting from a fashion-forward product mix, strong visual merchandising and quick replenishment.

Net revenue from wholesale operations increased $101.9 million or 54.8% to $287.8 million for the nine months ended September 30, 2000 from $185.9 million for the comparable period in 1999. Domestic wholesale operations net revenue increased $82.4 million or 50.3% to $246.1 million in the nine months ended September 30, 2000 from $163.7 million in the nine months ended September 25, 1999. Domestic wholesale net revenue increased primarily due to a strong demand for our women's and men's product lines and the addition of our boy's product line. International wholesale operations net revenue increased $19.5 million or 87.7% to $41.7 million in the nine months ended September 30, 2000 from $22.2 million in the same 1999 period. The increase in the current year period is due to a nine-month inclusion of Guess Canada as compared to the prior year period which included only a three-month inclusion. Excluding Guess Canada, international wholesale net revenues increased 56.3% to $29.4 million in the nine months ended September 30, 2000 from $18.8 million in the nine months ended September 25, 1999.

Net royalty revenue was $29.0 million for the nine months ended September 30, 2000 compared to $29.9 million for the comparable 1999 period which included income from one-time net settlements of $3.8 million. Excluding the prior year income from settlements, net royalty revenue increased by $2.9 million in the current year nine-month period ended September 30, 2000.

GROSS PROFIT. Gross profit increased 10.0% to $71.8 million, or 33.2% of net revenue, in the third quarter ended September 30, 2000 from $65.3 million, or 42.0% of net revenue in the third quarter ended September 25, 1999. The decline in the gross profit rate in the current year third quarter was due to losses incurred on off-price sales, higher markdowns on product sales, a $5.4 million reserve for the disposition of excess inventory and slightly lower licensing revenue. These lower margin elements were due to softness in the retail environment and higher than expected levels of prior season inventory.

Gross profit for the nine months ended September 30, 2000 was $229.9 million, or 39.5% of net revenue, compared to $174.3 million, or 43.1% of net revenue, for the nine months ended September 25, 1999. The decrease in the gross profit rate for the first nine months of 2000 compared to the same prior year period was primarily attributable to higher markdowns on product sales together with losses on the sales of excess inventory through off-price channels. These off-price sales were necessary to reduce higher levels of inventory and were concentrated in the third quarter of 2000. Additional reserves of $5.4 million for excess inventory also contributed to the decrease in the gross profit rate for the nine months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses of $58.5 million decreased to 27.0% of net revenue in the quarter ended September 30, 2000 compared to $42.9 million, or 27.6% of net revenue, in the third quarter ended September 25, 1999. The improvement of SG&A expenses as a percentage of net revenue was primarily generated through economies of scale on our overhead.

SG&A expenses were $166.2 million, or 28.5% of net revenue, in the nine months ended September 30, 2000 compared to $113.1 million, or 28.0% of net revenue, in the nine months ended September 25, 1999. The current year nine-month period includes $5.3 million of start-up and other non-recurring costs relating to the relocation of our distribution facility in Kentucky and a $1.3 million one-time pre-tax charge as a result of a revision to our vacation pay policies to enhance employee benefits. Excluding these expenses totaling $7.2 million, SG&A expenses as a percentage of net revenue decreased to 27.3% in the nine months ended September 30, 2000.

SEVERANCE COSTS RELATING TO DISTRIBUTION FACILITY RELOCATION. In accordance with the requirements of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," the Company recorded a $3.2 million charge, in the second quarter ended June 26, 1999, for future severance costs related to the relocation of its distribution operations from Los Angeles, California to Louisville, Kentucky. As a result of employee transfers and attrition, the severance cost actually incurred for Los Angeles-based employees was $1.7 million which has resulted in a reversal of $1.5 million of the severance charge in the second quarter of 2000. The Company successfully completed the transition of all product lines to the new distribution center during the second quarter of 2000.

EARNINGS FROM OPERATIONS. Earnings from operations decreased to $13.3 million, or 6.2% of net revenue, in the third quarter ended September 30, 2000 from $22.4 million, or 14.4% of net revenue, in the third quarter ended September 25, 1999. The $9.1 million or 40.6% decrease in the current quarter is primarily due to the lower gross profit rate. Earnings from operations increased to $65.3 million, or 11.2% of net revenue, in the nine months ended September 30, 2000 from $58.0 million, or 14.4% of net revenue, in the nine months ended September 25, 1999. The dollar increase is primarily due to higher revenue. The decrease as a percentage of net revenue in the current year nine month period is attributable to the lower gross profit rate.

GAIN ON DISPOSITION OF PROPERTY AND ENVIRONMENT. In the quarter ended September 25, 1999, the company realized a non-recurring pre-tax gain of $3.8 million on the disposition of property and equipment.

INTEREST EXPENSE, NET. Net interest expense increased 75.0% to $4.2 million in the third quarter ended September 30, 2000, from $2.4 million for the comparable period in 1999. The increase is due to higher outstanding debt in the third quarter of 2000. Total debt at September 30, 2000 was $170.0 million, which included $79.6 million of our senior subordinated notes due 2003, $73.4 million of borrowings under our revolving credit agreement due in October 2002, and $16.8 million of bank debt related to Guess Canada. On a comparable basis and excluding Guess Canada, the average debt balance for the third quarter of 2000 was $154.9 million, with an average effective interest rate of 8.9%, versus an average debt balance of $92.8 million, with an average effective interest rate of 9.5% for the 1999 third quarter.

Net interest expense increased 49.3% to $10.3 million in the nine months ended September 30, 2000, from $6.9 million for the comparable period in 1999. The increase is due to higher outstanding debt in the nine months of 2000. On a comparable basis and excluding Guess Canada, the average debt balance for the first nine months of 2000 was $125.4 million, with an average effective interest rate of 9.0%, versus an average debt balance of $94.7 million, with an average effective interest rate of 9.6%, for the 1999 period.

INCOME TAXES. Income taxes for the third quarter ended September 30, 2000 were $3.5 million, or a 38.3% effective tax rate, compared to $9.6 million, or a 40.3% effective tax rate, in the quarter ended September 25, 1999. Income taxes for the nine months ended September 30, 2000 were $21.8 million, or a 39.7% effective tax rate, compared to $22.2 million, or a 40.4% effective tax rate, in the nine months ended September 25, 1999. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by us.

NET EARNINGS. Net earnings decreased 54.2% to $5.6 million, or 2.6% of net revenue, in the third quarter ended September 30, 2000, from $14.2 million, or 9.1% of net revenue, in the same period in 1999. Net earnings increased slightly to $33.2 million, or 5.7% of net revenue, in the nine months ended September 30, 2000, from $32.7 million, or 8.1% of net revenue, in the same period in 1999.

OTHER. The Company is evaluating certain under-performing stores and expects to take certain charges to operations of up to $10.0 million for store closures beginning in the fourth quarter of the current year.

LIQUIDITY AND CAPITAL RESOURCES

In the quarter ended September 30, 2000, we relied primarily on internally generated funds, trade credit and bank borrowings to finance our operations and expansion. At September 30, 2000, we had working capital of $173.2 million compared to $97.9 million at December 31, 1999. The increase was primarily due to a $38.0 million increase in net receivables, a $57.6 million increase in inventories, an $8.8 million increase in prepaid and other current assets and a $10.9 million decrease in accrued expenses, which was partially offset by a $24.7 million decrease in short-term investments and a $4.7 million increase in accounts payable. The increase in receivables is primarily due to a 36.2% increase in wholesale operations sales in the third quarter of 2000 from the fourth quarter of 1999. The increase in inventory is the result of higher anticipated product sales, higher wholesale backlog and our retail expansion program. Included in the net cash flow for the nine months ended September 30, 2000 was the funding of approximately $7.5 million of construction costs for the distribution center and new stores that was accrued in accounts payable at December 31, 1999.

On December 3, 1999, we entered into a $125 million Credit Agreement ("Credit Facility") with The Chase Manhattan Bank. The Credit Facility provides us with a revolving credit facility, which includes a $50 million sub-limit for letters of credit. The Credit Facility expires in October 31, 2002. At September 30, 2000, we had $73.4 million outstanding borrowings under the revolving credit facility, $4.0 million in outstanding standby letters of credit and $23.6 million in outstanding documentary letters of credit. At September 30, 2000, we had $24.0 million available for future borrowings under the Credit Facility. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. As of September 30, 2000, we were in compliance with all such covenants.

Based on current earnings expectations for the fourth quarter ending December 31, 2000, the Company may not meet a financial covenant in the Credit Facility for the fourth quarter of 2000. The Company is currently in discussions with the lead lender with respect to obtaining a waiver; however, there can be no assurances that such a waiver will be granted.

Capital expenditures, net of lease incentives granted, totaled $58.7 million in the nine months ended September 30, 2000. We estimate our capital expenditures for fiscal 2000 will be approximately $76.5 million, primarily for the retail store expansion and remodeling, shop-in-shop programs, information systems and general operations. In the fourth quarter of 2000, we plan to report charges of up to $10.0 million for closing certain under-performing stores.

We anticipate that we will be able to satisfy our ongoing cash requirements for the next twelve months for working capital, capital expenditures and interest on our senior subordinated notes, primarily with cash flow from operations, supplemented by borrowings under our Credit Facility.

WHOLESALE BACKLOG

We generally receive wholesale orders approximately 90 to 120 days prior to the time the products are to be delivered to department and specialty stores. At September 30, 2000, unfilled wholesale orders increased 13.2% to $133.3 million from $117.7 million a year ago. The backlog of wholesale orders is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of product which vary at any given time. Accordingly, a comparison of backlogs of wholesale orders from period to period may not be indicative of eventual actual shipments.

SEASONALITY

Our business is impacted by the general seasonal trends characteristic of the apparel and retail industries. Our retail operations are generally stronger in the third and fourth quarters, while wholesale operations are generally stronger in the first and third quarters. As product shipment timing may vary from year to year, the results for any particular quarter may not be indicative of results for the full year. During the third quarter ended September 30, 2000, we have not incurred excessive overhead and other costs generally associated with large seasonal variations.

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


                  FORWARD EXCHANGE        U.S. DOLLAR                                             FAIR VALUE IN U.S$
                      CONTRACTS           EQUIVALENT           MATURITY DATE                    AT SEPTEMBER 30, 2000
                  -----------------      ------------          -------------                    ---------------------
                  Canadian dollars         $700,000         September 18 to October 18, 2000            $690,451
                  Canadian dollars          500,000         September 15 to October 16, 2000             492,347
                  Canadian dollars          500,000         October 16 to November 15,  2000             493,112
                  Canadian dollars          750,000         October 16 to November 15,  2000             742,114

Based upon the rates at September 30, 2000, the cost to buy the equivalent U.S. dollars discussed above was approximately $3.7 million Canadian currency.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 26, 1998, Maurice Marciano, Paul Marciano and Armand Marciano, as individuals, as well as we, were named as defendants in a stockholder's derivative complaint entitled John N. Robinson v. Maurice Marciano, Paul Marciano and Armand Marciano and Guess?, Inc. filed in the Los Angeles Superior Court. The complaint purports to state a claim for intentional breach of fiduciary duty, negligent breach of fiduciary duty, constructive fraud and abuse of control in connection with the Marcianos' management of us since our initial public offering. On July 26, 1999, the court entered an order that allows the case to proceed past the pleadings stage. The parties reached a settlement which required the Company's insurance carrier to pay up to but not exceeding $750,000 and the Company to pay $0. The court approved the settlement in August and the case has been finally resolved.

On approximately January 15, 1999, UNITE filed an unfair labor practice charge against us, alleging that attorney Dennis Hershewe violated Section 8(a)(1) of the National Labor Relations Act ("the Act") by questioning our employee Maria Perez about her union activities at the deposition he conducted in her workers' compensation case. Mr. Hershewe represents Fireman's Fund Insurance Company, our workers' compensation insurance carrier. Guess? investigated the charge and responded to it on March 10, 1999. The NLRB issued a complaint on part of the charge on October 14, 1999, and we filed an answer on October 21, 1999. On July 6, 2000, the complaint was dismissed in its entirety. The NLRB appealed the decision and briefs have been submitted by us and the NLRB in September 2000.

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

On June 9, 2000, the arbitrators issued a final award in our favor and rejected each of PLB's counterclaims. The amount of this award was $7,659,677. Because of the uncertainty of the ultimate realization of the award, no recognition has been given to it in our consolidated financial statements. Thereafter, the Company filed a petition to confirm the arbitration award and PLB filed a petition to vacate the award. On September 29, 2000, the court confirmed the final award and denied PLB's petition to vacate. On October 23, 2000, the court entered judgment confirming the final arbitration award. We are informed that PLB may be attempting to raise before the California Department of Corporations the same franchise issues rejected by the arbitrators in the final award. The Federal Trade Commission has decided not to proceed with an investigation regarding the franchise issue.

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

On May 4, 2000, a complaint was filed against the Company and Mr. Paul Marciano in the Los Angeles Superior Court - Michael Benasra v. Paul Marciano and Guess?, Inc., Case No. BC 229359. The complaint grows out of the arbitration between the Company and PLB, discussed above. The plaintiff, the President of PLB, alleges that defendants made defamatory statements about him during the arbitration. Plaintiff seeks general damages of $50,000,000 and unspecified punitive damages. Defendants moved to compel arbitration of this matter, or alternatively, to strike the action under the state's anti-SLAPP (Strategic Litigation Against Public Participation) statute. The motion to compel arbitration was denied and the decision has been appealed. Pending resolution on appeal, this matter has been stayed. No trial date has been set.

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

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibits:


EXHIBIT
NUMBER            DESCRIPTION
-------  ----------------------------------------------
3.1      Restated Certificate of Incorporation
         of the Company. (1)
3.2      Bylaws of the Company. (1)
4.1      Specimen stock certificate. (1)
27.1.    Financial Data Schedule*

  *      filed herewith.
(1)      Incorporated by reference from the Registration
         Statement on Form S-1 (Registration No. 333-4419)
         Filed by the Company on June 24, 1996, as amended.


-------------------------------

b)        Reports on Form 8-K:



The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GUESS?, INC.


Date:    November 13, 2000        By:   /s/ MAURICE MARCIANO
                                        --------------------------
                                        Maurice Marciano
                                        Co-Chairman  of the  Board, Co-Chief
                                        Executive  Officer  and
                                        Director (Principal Executive Officer)

Date:    November 13, 2000        By:   /s/ BRIAN FLEMING
                                        --------------------------
                                        Brian Fleming
                                        Executive Vice President and
                                        Chief Financial Officer (Principal
                                        Financial Officer and Chief Accounting
                                        Officer)