Form 10-Q/A
period 2000-04-01
GUESS INC ET AL/CA/
filed 2001-04-02
CIK 912463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                   Yes   [X]                No   [ ]


As of March 12, 2001 the registrant had 43,623,827 shares of Common Stock, $.01 par value per share, outstanding.

                                  GUESS?, INC.
                                   FORM 10-Q/A
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                      PAGE
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)
                    as of April 1, 2000 and December 31, 1999                                           1

               Condensed Consolidated Statements of Earnings (Unaudited) - First Quarters
                    ended April 1, 2000 and March 27, 1999                                              2

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
                     First Quarters ended April 1, 2000 and March 27, 1999                              3

               Notes to Condensed Consolidated Financial Statements (Unaudited)                         4

Item 2.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                              7

Item 3.        Quantitative and Qualitative Disclosures about Market Risks                             10


                                    PART II. OTHER INFORMATION


Item 1.       Legal Proceedings                                                                        11

Item 2.       Changes in Securities and Use of Proceeds                                                12

Item 3.       Defaults Upon Senior Securities                                                          12

Item 4.       Submission of Matters to a Vote of Security Holders                                      12

Item 5.       Other Information                                                                        12

Item 6.       Exhibits and Reports on Form 8-K                                                         12


The Company is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended April 1, 2000 filed with the Securities and Exchange Commission on May 16, 2000 in order to revise the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations sections in that Report. The Company has determined that certain inventory accruals, related costs of goods sold and certain rent expenses should have been recognized in the first quarter. Accordingly, the Company is restating its 2000 first quarter results. Recognizing these items in the first quarter resulted in a reduction of previously reported net earnings. The applicable segment data has also been adjusted. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Company is including the complete text of the Quarterly Report as revised. The Company has also updated its legal proceedings section to reflect developments subsequent to the filing of the Form 10-Q.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GUESS?, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                     ASSETS
                                                                                   APR 1,                  DEC 31,
                                                                                    2000                    1999
                                                                                  ----------             ----------
                                                                                 (RESTATED)
Current assets:
     Cash                                                                         $    5,843             $    6,139
     Investments                                                                       3,737                 27,059
     Receivables:
         Trade receivables, net of reserves                                           58,163                 26,829
         Royalties, net of reserves                                                    8,516                  8,528
         Other                                                                         6,339                  4,316
                                                                                  ----------             ----------
              Total receivables                                                       73,018                 39,673

     Inventories, net of reserves  (note 3)                                          135,522                106,624
     Prepaid expenses and other current assets                                        10,177                  8,861
     Prepaid income taxes                                                                 40                  3,004
     Deferred tax assets                                                               9,619                  9,619
                                                                                  ----------             ----------
         Total current assets                                                        237,956                200,979
Property and equipment, at cost, less accumulated
     depreciation and amortization                                                   131,596                125,688
Other assets, at cost, less accumulated amortization                                  36,578                 42,369
                                                                                  ----------             ----------
                                                                                  $  406,130             $  369,036
                                                                                   =========             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of bank debt and long term debt                         $    9,439             $    7,475
     Accounts payable                                                                 60,638                 61,736
     Accrued expenses                                                                 26,093                 33,824
     Income taxes payable (note 5)                                                     3,947                     --
                                                                                  ----------             ----------
         Total current liabilities                                                   100,117                103,035
Notes payable and long-term debt, less current installments                          117,805                 83,363
Other liabilities                                                                      9,458                 14,236
                                                                                  ----------             ----------
         Total liabilities                                                           227,380                200,634
Minority interest                                                                        698                  1,047
Stockholders' equity:
     Preferred stock, $.01 par value. Authorized 10,000,000
         shares; no shares issued and outstanding                                         --                     --
     Common stock, $.01 par value.  Authorized 150,000,000
         shares; issued 63,437,752 and 63,335,743 shares,
         outstanding 43,406,960 and 43,304,951 shares at
         April 1, 2000 and December 31, 1999, respectively                               142                    141
     Additional paid-in capital                                                      163,940                163,300
     Retained earnings                                                               158,851                144,443
     Accumulated other comprehensive income                                            5,895                 10,247
     Treasury stock, 20,030,792 shares repurchased                                  (150,776)              (150,776)
                                                                                  ----------             ----------
         Net stockholders' equity                                                    178,052                167,355
                                                                                  ----------             ----------
                                                                                  $  406,130             $  369,036
                                                                                  ==========             ==========

     See accompanying notes to condensed consolidated financial statements.

                          GUESS?, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                              FIRST QUARTER ENDED
                                                                        --------------------------------
                                                                           APR 1,                MAR 27
                                                                            2000                  1999
                                                                        ----------            ----------
                                                                        (RESTATED)
Net revenue (note 6):
     Product sales                                                      $  178,411            $  119,941
     Net royalties                                                          10,433                 9,111
                                                                        ----------            ----------
                                                                           188,844               129,052
Cost of sales                                                              109,698                75,024
                                                                        ----------            ----------
Gross profit                                                                79,146                54,028

Selling, general and administrative expenses                                52,461                32,280
                                                                        ----------            ----------
Earnings from operations                                                    26,685                21,748

Other income (expense):
     Interest expense, net                                                  (2,653)               (2,333)
     Other, net                                                                (24)                 (112)
                                                                        ----------            ----------
                                                                            (2,677)               (2,445)

Earnings before income taxes                                                24,008                19,303

Income taxes (note 5)                                                        9,600                 7,817
                                                                        ----------            ----------

Net earnings                                                            $   14,408            $   11,486
                                                                        ==========            ==========

NET EARNINGS PER SHARE:
     Basic                                                              $     0.33            $     0.27
                                                                        ==========            ==========
     Diluted                                                            $     0.33            $     0.27
                                                                        ==========            ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                                  43,352                42,919
                                                                        ==========            ==========
     Diluted                                                                44,210                43,177
                                                                        ==========            ==========


     See accompanying notes to condensed consolidated financial statements.

                          GUESS?, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (Unaudited)

                                                                                         FIRST QUARTER ENDED
                                                                                     -----------------------------
                                                                                       APR 1,             MAR 27,
                                                                                        2000               1999
                                                                                     ----------         ----------
                                                                                      (RESTATED)
Cash flows from operating activities:
     Net earnings                                                                     $  14,408          $  11,486
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization of property and equipment                          7,021              5,517
         Amortization of other assets                                                       (51)               220
         Loss on disposition of property and equipment                                      (25)                15
         Decrease in minority interest                                                     (349)                --
         Foreign currency translation adjustment                                            126                  9
         Undistributed equity method (loss)                                                 (24)                (2)
         (Increase) decrease in:
             Receivables                                                                (33,345)           (20,439)
             Inventories                                                                (28,898)            18,618
             Prepaid expenses                                                             1,648              2,573
             Other assets                                                                (3,709)              (229)
         Increase (decrease) in:
             Accounts payable                                                            (1,099)            (9,693)
             Accrued expenses                                                            (8,147)            (4,011)
             Income taxes payable                                                         3,947              4,453
                                                                                     ----------         ----------
             Net cash provided by (used in) operating activities                        (48,497)             8,517

Cash flows from investing activities:
     Net proceeds from the sale of short-term investments                                25,456                 --
     Purchases of property and equipment                                                (12,728)            (2,292)
     Proceeds from the disposition of property and equipment                                 25                  6
     Acquisition of license                                                                (158)              (125)
     Purchase of investment securities available for sale                                (1,478)            (2,100)
     Increase in long-term investments                                                       --             (2,500)
                                                                                     ----------         ----------
             Net cash provided by (used in) investing activities                         11,117             (7,011)

Cash flows from financing activities:
     Repayment of senior subordinated notes                                                  --             (4,000)
     Proceeds from notes payable and long-term debt                                      42,302                 --
     Repayments of notes payable and long-term debt                                      (5,896)                --
     Proceeds from issuance of common stock                                                 641                 98
                                                                                     ----------         ----------
             Net cash provided by (used in) financing activities                         37,047             (3,902)

Effect of exchange rates on cash                                                             37                (16)
Net decrease in cash                                                                       (296)            (2,412)
Cash, beginning of period                                                                 6,139              5,853
                                                                                     ----------         ----------
Cash, end of period                                                                   $   5,843          $   3,441
                                                                                     ==========         ==========
Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                                     $   6,657          $   6,274
         Income taxes                                                                     1,263                610

     See accompanying notes to condensed consolidated financial statements.

                          GUESS?, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 1, 2000-RESTATED
                                 (in thousands)
                                   (unaudited)


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

BUSINESS SEGMENT REPORTING

The Company reports segment information under Statement of Financial Accounting Standards No. 131 "SFAS 131", "Disclosures About Segments of an Enterprise and Related Information." The business segments of the Company are wholesale, retail and licensing operations. Information relating to these segments is summarized in note 6.

COMPREHENSIVE INCOME

The Company reports comprehensive income under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net earnings, unrealized gains on investments available for sale and foreign currency translation adjustments. A reconciliation of comprehensive income for the quarters ended April 1, 2000 and March 27, 1999 is as follows (in thousands):

                                                                          FIRST QUARTER ENDED
                                                                      ----------------------------
                                                                        APR 1,           MAR 27,
                                                                         2000              1999
                                                                      ---------          ---------
          Net earnings                                                $  14,408          $  11,486
          Unrealized loss on investments, net of taxes                   (4,515)                --
          Foreign currency
               translation adjustment                                       163                 (9)
                                                                      ---------          ---------
          Comprehensive income                                        $  10,056          $  11,477
                                                                      =========          =========

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

RESTATED FINANCIAL STATEMENTS

The Company's financial statements as of April 1, 2000, have been restated to reflect certain inventory accruals, related cost of goods sold and certain rent expenses that should have been recognized in the first quarter. The following accounts are adjusted as a result of the restatement (in thousands, except per share data):

First quarter ended                                         As Previously                 As
April 1, 2000                                                 Reported                  Restated
--------------------------------------------------------------------------------------------------------
Balance sheet:
   Property and equipment, at cost, net
     Of accumulated depreciation and amortization             $ 131,792                $ 131,596
   Accounts payable                                              59,219                   60,638
   Income taxes payable                                           4,547                    3,947
   Retained earnings                                            159,866                  158,851

Statement of earnings:
   Cost of sales                                                108,295                  109,698
   Selling, general and administrative expenses                  52,249                   52,461
   Earnings from operations                                      28,300                   26,685
   Income taxes                                                  10,200                    9,600
   Net earnings                                               $  15,423                $  14,408
   Net earnings per diluted share                             $    0.35                $    0.33
--------------------------------------------------------------------------------------------------------

(3)      INVENTORIES

The components of inventories consist of the following (in thousands):

                                                                          FIRST QUARTER ENDED
                                                                      -----------------------------
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

Net revenue and earnings from operations are summarized as follows for the first quarters ended April 1, 2000 and March 27, 1999 (in thousands):

                                                                                        FIRST QUARTER ENDED
                                                                                    ----------------------------
                                                                                     APR 1,              MAR 27,
                                                                                      2000                1999
                                                                                    ---------           --------
Net revenue:
     Retail operations                                                              $  77,772          $  51,474
     Wholesale operations                                                             100,639             68,467
     Licensing operations                                                              10,433              9,111
                                                                                    ---------          ---------
                                                                                    $ 188,844          $ 129,052
                                                                                    =========          =========

Earnings from operations:
     Retail operations                                                              $  (1,317)         $       7
     Wholesale operations                                                              19,333             14,031
     Licensing operations                                                               8,669              7,710
                                                                                    ---------          ---------
                                                                                    $  26,685          $  21,748
                                                                                    =========          =========

Due to the seasonal nature of these business segments, especially retail operations, the above net revenue and operating results for the first quarter ended April 1, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year.

(7)         BANK CREDIT FACILITY

On December 3, 1999, the Company entered into a $125 million Credit Agreement ("Credit Facility") with The Chase Manhattan Bank. The Credit Facility provides the Company with a revolving credit facility, which includes a $50 million sub-limit for letters of credit. Our Credit Facility accrues interest at LIBOR plus 100 basis points, the Prime rate, the base CD rate plus 100 basis points or the Fed Funds rate plus 50 basis points depending on the duration and type of loan facility. The Credit Facility expires on October 31, 2002. At April 1, 2000, the Company has $29.3 million in outstanding borrowings under the Credit Facility, $5.2 million in outstanding standby letters of credit and $33.1 million in outstanding documentary letters of credit. At April 1, 2000, the Company had $57.4 million available for future borrowings under such facility. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. As of April 1, 2000, the Company was in compliance with all such covenants.

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

Unless the context indicates otherwise, when we refer to "we," "us" or the "Company" in this Form 10-Q/A, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.

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

GROSS PROFIT. Gross profit increased 46.5% to $79.1 million in the first quarter ended April 1, 2000 from $54.0 million, in the first quarter ended March 27, 1999. The increase in gross profit resulted from increased net revenue from product sales. Gross profit rate was 41.9% in the quarter ended April 1, 2000 compared to 41.9% in the quarter ended March 27, 1999. Gross margin from product sales increased 53.0% to $68.7 million in the quarter from $44.9 million in 1999. Gross profit rate from product sales for the quarter ended April 1, 2000 was 38.5% compared to 37.4% for the same period in 1999. The increase in gross margin from product sales for the quarter is primarily due to improved retail margins, lower off-price sales and the effect of spreading retail occupancy costs over a higher sales base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses of $52.5 million increased to 27.8% of net revenue in the quarter ended April 1, 2000 compared to $32.3 million or 25.0% of net revenue in the first quarter ended March 27, 1999. The increase in the SG&A rate for the first quarter 2000 reflects the expansion of our organizational infrastructure needed to facilitate our growth initiatives. During the first quarter of 2000, we also incurred start-up and other non-recurring pre-tax costs of $3.1 million relating to the relocation of our distribution operation to Kentucky. Additionally, at the beginning of the first quarter 2000, we revised our vacation pay policies to enhance employee benefits, which resulted in a one-time pre-tax charge of $1.3 million.

EARNINGS FROM OPERATIONS. Earnings from operations increased 23.0% to $26.7 million, or 14.1% of net revenue, in the first quarter ended April 1, 2000 from $21.7 million, or 16.9% of net revenue, in the first quarter ended March 27, 1999. This increase was primarily due to higher revenue.

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

INCOME TAXES. Income taxes for the first quarter ended April 1, 2000 was $9.6 million, or a 40.0% effective tax rate, compared to $7.8 million, or a 40.5% effective tax rate, in the quarter ended March 27, 1999. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by us.

NET EARNINGS. Net earnings increased 25.2% to $14.4 million, or 7.6% of net revenue, in the first quarter ended April 1, 2000, from $11.5 million, or 8.9% of net revenue, in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

In the quarter ended April 1, 2000, we relied primarily on internally generated funds, trade credit and bank borrowings to finance our operations and expansion. At April 1, 2000, we had working capital of $137.8 million compared to $97.9 million at December 31, 1999. The increase was primarily due to a $33.3 million increase in net receivables, and a $28.9 million increase in inventories, which was partially offset by a $23.3 million decrease in short-term investments. The increase in receivables is primarily due to a 29.6% increase in wholesale sales in the first quarter of 2000 from the fourth quarter of 1999. The majority of the increase in inventory is the result of significantly increased product sales, substantially higher wholesale backlog and our retail expansion program. Included in the net cash flow for the first quarter of 2000 was the funding of approximately $7.5 million of distribution center and new store construction costs that were accrued in accounts payable at December 31, 1999.

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

Capital expenditures, net of lease incentives granted, totaled $12.7 million in the quarter ended April 1, 2000. We estimate our capital expenditures for fiscal 2000 will be approximately $80.0 million, primarily for the retail store expansion and remodeling, shop-in-shop programs, and operations.

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


             FORWARD EXCHANGE       U.S. DOLLAR                                FAIR VALUE IN U.S. $
               CONTRACTS            EQUIVALENT         MATURITY DATE             AT APRIL 1, 2000
               ---------            ----------         -------------             ----------------
            Canadian dollars         $750,000      April 3 to April 28, 2000        $759,521
            Canadian dollars          500,000      April 17 to May 15, 2000          498,448
            Canadian dollars          750,000      April 17 to May 15, 2000          750,155


Based upon the rates at April 1, 2000, the cost to buy the equivalent U.S. dollars discussed above was approximately $2.9 million Canadian currency.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On approximately January 15, 1999, UNITE filed an unfair labor practice charge against us, alleging that attorney Dennis Hershewe violated Section 8(a)(1) of the National Labor Relations Act ("the Act") by questioning our employee Maria Perez about her union activities at the deposition he conducted in her workers' compensation case. Mr. Hershewe represents Fireman's Fund Insurance Company, our workers' compensation insurance carrier. GUESS? investigated the charge and responded to it on March 10, 1999. The NLRB issued a complaint on part of the charge on October 14, 1999, and we filed an answer on October 21, 1999. On July 6, 2000, the complaint was dismissed in its entirety. The NLRB appealed the decision and both sides submitted briefs in September of 2000. We are awaiting a decision on the appeal.

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

On June 9, 2000, the arbitrators issued a final award in our favor and rejected each of PLB's counterclaims. The amount of this award was $7,659,677. Because of the uncertainty of the ultimate realization of the award, no recognition has been given to it in our consolidated financial statements. Thereafter, the Company filed a petition to confirm the arbitration award and PLB filed a petition to vacate the award. On September 29, 2000, the court confirmed the final award and denied PLB's petition to vacate. On October 23, 2000, the court entered judgment confirming the final arbitration award and the case has been resolved.

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

On March 28, 2000 a complaint was filed against us in San Diego County Superior Court entitled Snodgrass v. Guess?, Inc. and GUESS? Retail, Inc. The complaint purports to be a class action filed on behalf of current and former store management employees in California. Plaintiffs seek overtime wages and a preliminary and permanent injunction. The parties have stipulated that a limited class composed only of visual co-managers and co-managers should be certified. The Court certified this limited class on March 16, 2001. The trial date has been set for November 9, 2001.

On May 4, 2000, a complaint was filed against the Company and Mr. Paul Marciano in the Los Angeles Superior Court - Michel Benasra v. Paul Marciano and Guess?, Inc. The complaint grows out of the arbitration between the Company and PLB, discussed above. The plaintiff, the President of PLB, alleges that defendants made defamatory statements about him during the arbitration. Plaintiff seeks general damages of $50,000,000 and unspecified punitive damages. Defendants moved to compel arbitration of this matter, or alternatively, to strike the action under the state's anti-SLAPP (Strategic Litigation Against Public Participation) statute. The motion to compel arbitration was denied and the decision has been appealed. Pending resolution on appeal, this matter has been stayed. No trial date has been set.

On January 30, 2001, Guess?, Inc. Maurice Marciano, Armand Marciano, Paul Marciano, and Brian Fleming were named as defendants in a securities class action entitled David Osher v. Guess?, Inc., et al., filed in the United States District Court for the Central District of California. Seven additional class actions have been filed in the Central District, naming the same defendants: Robert M. Nuckols v. Guess?, Inc. et al., Brett Dreyfuss v. Guess?, Inc. et al., both filed February 1, 2001; Jerry Sloan v. Guess?, Inc., et al., filed February 6, 2001; Jerry Byrd v. Guess?, Inc., et al; filed February 13, 2001; Patrick and Kristine Liska v. Guess?, Inc., et al, filed February 14, 2001; Darrin Wegman v. Guess?, Inc., et al., filed February 22, 2001; and Rosie Gindi v. Guess?, Inc., et al., filed February 22, 2001. All eight complaints purport to state claims under Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and allege that defendants made materially false and misleading statements relating to the Company's inventory and financial condition during the class period. In Osher, Nuckols, Byrd, Wegman and Sloan, the class period is February 14 through January 26, 2001; in Dreyfuss, Liska and Gindi the class period is February 14, 2000 through November 9, 2000. We are awaiting court approval of a stipulation to extend our time to respond until 45 days after a lead plaintiff has been appointed and has filed a consolidated amended complaint.

On March 15, 2001, a complaint was filed by Susan Goldman, derivatively on behalf of nominal defendant Guess?, Inc. against Bryan Isaacs, Alice Kane, Robert Davis, Armand Marciano, Paul Marciano, Maurice Marciano, Howard Socol and Guess?, Inc. in the Court of Chancery for the State of Delaware. The complaint alleges misappropriation of corporate information, insider trading and other breaches of fiduciary duty by the Company and its Board of Directors. Our response is due April 10, 2001.

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

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:

EXHIBIT
NUMBER            DESCRIPTION
-------    ---------------------------------------------------------
 3.1.      Restated Certificate of Incorporation of the Company. (1)
 3.2.      Bylaws of the Company. (1)
 4.3.      Specimen stock certificate.(1)


(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.


-----------------------
b)       Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended April 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GUESS?, INC.


Date:    April 2, 2001                By:  /s/ MAURICE MARCIANO
                                           --------------------------
                                           Maurice Marciano
                                           Co-Chairman of the Board, Co-Chief
                                           Executive Officer and Director
                                           (Principal Executive Officer)

Date:    April 2, 2001                By:  /s/ CARLOS ALBERINI
                                           --------------------------
                                           Carlos Alberini
                                           President, Chief Operating Officer
                                           and Director
                                           (Principal Financial Officer)