Form 10-Q/A
period 2000-07-01
GUESS INC ET AL/CA/
filed 2001-04-02
CIK 912463

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

                      Yes   [X]              No   [ ]


As of March 12, 2001, the registrant had 43,623,827 shares of Common Stock, $.01 par value per share, outstanding.

                                  GUESS?, INC.
                                   FORM 10-Q/A
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                      PAGE
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited)
                    as of July 1, 2000 and December 31, 1999                                             1

               Condensed Consolidated Statements of Earnings (Unaudited) - Second Quarter and
                    Six Months Ended July 1, 2000 and June 26, 1999                                      2

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
                     Six Months Ended July 1, 2000 and June 26, 1999                                     3

               Notes to Condensed Consolidated Financial Statements (Unaudited)                          4

Item 2.        Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                               8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                               11


                                    PART II. OTHER INFORMATION


Item 1.       Legal Proceedings                                                                         12

Item 2.       Changes in Securities and Use of Proceeds                                                 13

Item 3.       Defaults Upon Senior Securities                                                           13

Item 4.       Submission of Matters to a Vote of Security Holders                                       13

Item 5.       Other Information                                                                         13

Item 6.       Exhibits and Reports on Form 8-K                                                          14

The Company is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended July 1, 2000 filed with the Securities and Exchange Commission on August 14, 2000 in order to revise the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations sections in that Report. The Company has determined that certain inventory accruals, related costs of goods sold and certain rent expenses should have been recognized in the second quarter. Accordingly, the Company is restating its 2000 second quarter results. Recognizing these items in the second quarter resulted in a reduction of previously reported net earnings. The applicable segment data has also been adjusted. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Company is including the complete text of the Quarterly Report as revised. The Company has also updated its legal proceedings section to reflect developments subsequent to the filing of the Form 10-Q.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GUESS?, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                     ASSETS
                                                                                   JUL 1,                 DEC 31,
                                                                                    2000                    1999
                                                                                  ----------             ----------
                                                                                 (RESTATED)

Current assets:
     Cash                                                                         $    7,666             $    6,139
     Investments                                                                       2,752                 27,059
     Receivables:
         Trade receivables, net of reserves                                           52,468                 26,829
         Royalties, net of reserves                                                    9,225                  8,528
         Other                                                                         4,449                  4,316
                                                                                  ----------             ----------
              Total receivables                                                       66,142                 39,673
     Inventories (note 3)                                                            173,711                106,624
     Prepaid expenses and other current assets                                        11,262                  8,861
     Prepaid income taxes (note 6)                                                     4,025                  3,004
     Deferred tax assets                                                               9,619                  9,619
                                                                                  ----------             ----------
         Total current assets                                                        275,177                200,979
Property and equipment, at cost, less accumulated
     depreciation and amortization                                                   146,929                125,688
Other assets, at cost, less accumulated amortization                                  25,914                 42,369
                                                                                  ----------             ----------
                                                                                  $  448,020             $  369,036
                                                                                  ==========             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of bank debt and long-term debt                        $    14,004           $      7,475
     Accounts payable                                                                 75,232                 61,736
     Accrued expenses                                                                 24,315                 33,824
                                                                                  ----------             ----------
         Total current liabilities                                                   113,551                103,035
Notes payable and long-term debt, less current installments                          146,289                 83,363
Other liabilities                                                                      9,253                 14,236
                                                                                  ----------             ----------
         Total liabilities                                                           269,093                200,634
Minority interest                                                                        380                  1,047
Stockholders' equity:
     Preferred stock, $.01 par value. Authorized 10,000,000
         shares; no shares issued and outstanding                                         --                     --
     Common stock, $.01 par value.  Authorized 150,000,000
         shares; issued 63,477,235 and 63,335,743 shares,
         Outstanding 43,446,443 and 43,304,951 shares at
         July 1, 2000 and December 31, 1999, respectively                                143                    141
     Paid-in capital                                                                 164,202                163,300
     Retained earnings                                                               165,662                144,443
     Accumulated other comprehensive income (loss)                                      (684)                10,247
     Treasury stock, 20,030,792 shares repurchased                                  (150,776)              (150,776)
                                                                                  ----------             ----------
         Net stockholders' equity                                                    178,547                167,355
                                                                                  ----------             ----------
                                                                                  $  448,020             $  369,036
                                                                                  ==========             ==========

     See accompanying notes to condensed consolidated financial statements.

                          GUESS?, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                               SECOND QUARTER ENDED                   SIX MONTHS ENDED
                                                           ----------------------------         ---------------------------
                                                             JUL 1,             JUN 26,           JUL 1,            JUN 26,
                                                              2000               1999              2000              1999
                                                           ---------          ---------         ---------         ---------
                                                          (RESTATED)                           (RESTATED)
Net revenue (note 7):
     Product sales                                         $ 168,661          $ 110,181         $ 347,072         $ 230,122
     Net royalties                                             9,020              9,376            19,453            18,487
                                                           ---------          ---------         ---------         ---------
                                                             177,681            119,557           366,525           248,609
Cost of sales                                                108,302             64,522           218,000           139,546
                                                           ---------          ---------         ---------         ---------
Gross profit                                                  69,379             55,035           148,525           109,063

Selling, general and administrative expenses                  56,045             38,260           108,506            70,540
Severance recovery (costs) relating to
     distribution facility relocation (note 5)                 1,545             (3,200)            1,545            (3,200)
                                                           ---------          ---------         ---------         ---------
Earnings from operations                                      14,879             13,575            41,564            35,323

Other income (expense):
     Interest expense, net                                    (3,493)            (2,205)           (6,146)           (4,538)
     Other, net                                                  (75)               430               (99)              318
                                                           ----------         ---------         ----------        ---------
                                                              (3,568)            (1,775)           (6,245)           (4,220)

Earnings before income taxes                                  11,311             11,800            35,319            31,103

Income taxes (note 6)                                          4,500              4,783            14,100            12,600
                                                           ---------          ---------         ---------         ---------

Net earnings                                               $   6,811          $   7,017         $  21,219         $  18,503
                                                           =========          =========         =========         =========

NET EARNINGS PER SHARE:
       Basic                                               $    0.16          $    0.16         $    0.49         $    0.43
                                                           =========          =========         =========         =========
       Diluted                                             $    0.16          $    0.16         $    0.48         $    0.43
                                                           =========          =========         =========         =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                    43,423             42,939            43,387            42,927
                                                           =========          =========         =========         =========
     Diluted                                                  43,865             43,286            43,872            43,237
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

                          GUESS?, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                   SIX MONTHS ENDED
                                                                                            -------------------------------
                                                                                             JUL 1,               JUN 26,
                                                                                              2000                  1999
                                                                                            ----------           ----------
                                                                                            (RESTATED)
Cash flows from operating activities:
     Net earnings                                                                          $   21,219           $   18,503
     Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                         15,483               11,534
         Loss on disposition of property and equipment                                            792                 (211)
         Minority interest                                                                       (667)                  --
         Foreign currency translation adjustment                                                  248                  (16)
         Undistributed equity method (loss)                                                      (106)                 (71)
         (Increase) decrease in:
             Receivables                                                                      (26,470)             (10,719)
             Inventories                                                                      (67,087)               9,604
             Prepaid expenses                                                                  (3,422)              (4,944)
             Other assets                                                                      (4,899)                (307)
         Increase (decrease) in:
             Accounts payable                                                                  13,498                3,687
             Accrued expenses                                                                  (9,930)               5,707
             Income taxes payable                                                                   0                 (210)
                                                                                            ----------           ----------
             Net cash provided by (used in) operating activities                              (61,341)              32,557

Cash flows from investing activities:
     Net proceeds from the sale of short-term investments                                      30,999                   --
     Purchases of property and equipment                                                      (36,719)              (8,527)
     Proceeds from the disposition of property and equipment                                       25                  252
     Acquisition of license                                                                      (357)                (250)
     Purchase of investment securities                                                         (1,478)             (17,910)
     Increase in long-term investments                                                             --               (2,611)
                                                                                            ----------           ----------
           Net cash used in investing activities                                               (7,530)             (29,046)

Cash flows from financing activities:
     Repayment of senior subordinated notes                                                        --               (5,438)
     Proceeds from notes payable and long-term debt                                           116,379                   --
     Repayments of notes payable and long-term debt                                           (46,922)                  --
     Proceeds from issuance of common stock                                                       904                  392
                                                                                            ----------           ----------
           Net cash provided by (used in) financing activities                                 70,361               (5,046)

Effect of exchange rates on cash                                                                   37                  (26)
Net increase (decrease) in cash                                                                 1,527               (1,561)
Cash, beginning of period                                                                       6,139                5,853
                                                                                            ----------           ----------
Cash, end of period                                                                         $   7,666            $   4,292
                                                                                            ==========           ==========
Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                                           $   5,587            $   6,367
         Income taxes                                                                          16,577               12,022

     See accompanying notes to condensed consolidated financial statements.

                          GUESS?, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              JULY 1, 2000-RESTATED
                                 (in thousands)
                                   (unaudited)


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

                                                             SECOND QUARTER ENDED                 SIX MONTHS ENDED
                                                          -----------------------------     ---------------------------
                                                            JUL 1,            JUN 26,         JUL 1,            JUN 26,
                                                             2000              1999            2000              1999
                                                          ----------         ----------     -----------     -----------
Net earnings                                              $    6,811         $    7,017     $    21,219      $   18,503
Unrealized loss on investments, net of taxes                  (6,900)                --         (11,415)             --
Foreign currency
     translation adjustment                                      320                 25             484              16
                                                          ----------         ----------     -----------      ----------
Comprehensive income                                      $      231         $    7,042     $    10,288      $   18,519
                                                          ==========         ==========     ===========      ==========

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

RESTATED FINANCIAL STATEMENTS

The Company's financial statements as of July 1, 2000, have been restated to reflect certain inventory accruals, related cost of goods sold and certain rent expenses that should have been recognized in the second quarter. The following accounts are adjusted as a result of the restatement (in thousands, except per share data):

                                                         QUARTER ENDED                  SIX MONTHS ENDED
                                                          JUL 1, 2000                      JUL 1, 2000
                                                   --------------------------       -------------------------
                                                   As Previously      As            As Previously       As
                                                     Reported       Restated          Reported       Restated
-------------------------------------------------------------------------------------------------------------
Balance sheet:
   Prepaid income taxes                              $      --     $   4,025         $      --      $   4,025
   Property and equipment, at cost, net
     of accumulated depreciation and amortization      147,750       146,929           147,750        146,929
   Accounts payable                                     65,559        75,232            65,559         75,232
   Income taxes payable                                    174             0               174             --

   Retained earnings                                   171,957       165,662           171,957        165,662

Statement of earnings:
   Cost of sales                                       100,080       108,302           208,375        218,000
   Selling, general and administrative expenses         55,387        56,045           107,636        108,506
   Earnings from operations                             23,759        14,879            52,059         41,564
   Income taxes                                          8,100         4,500            18,300         14,100
   Net earnings                                      $  12,091     $   6,811         $  27,514      $  21,219
   Net earnings per diluted share                    $    0.28     $    0.16         $    0.63      $    0.48
-------------------------------------------------------------------------------------------------------------

(3)      INVENTORIES

The components of inventories consist of the following (in thousands):

                                                                                   JUL 1,              DEC 31,
                                                                                    2000                1999
                                                                                  ----------          ----------
     Raw materials                                                                $    9,202          $    8,514
     Work in progress                                                                 13,387               6,740
     Finished goods - retail                                                          63,566              45,750
     Finished goods - wholesale                                                       87,556              45,620
                                                                                  ----------          ----------
                                                                                  $  173,711          $  106,624
                                                                                  ==========          ==========

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

(5)      SEVERANCE COSTS

In accordance with the requirements of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," the Company recorded a $3.2 million charge, in the second quarter ended June 26, 1999, for future severance costs related to the relocation of its distribution operations from Los Angeles to Louisville, Kentucky. As a result of employee transfers and attrition, the severance costs actually incurred for Los Angeles-based employees were $1.7 million which has resulted in a recovery of $1.5 million of the severance charge in the second quarter ended July 1, 2000.

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

Net revenue and earnings from operations are summarized as follows for the quarters and six months ended July 1, 2000 and June 26, 1999 (in thousands):

                                                SECOND QUARTER ENDED                  SIX MONTHS ENDED
                                             -----------------------------      ---------------------------
                                               JUL 1,            JUN 26,          JUL 1,            JUN 26,
                                                2000              1999             2000              1999
                                             ----------         ----------      ---------         ---------
      Net revenue:
           Retail operations                 $   84,793         $   61,049      $ 162,565         $ 112,523
           Wholesale operations                  83,868             49,132        184,507           117,599
           Licensing operations                   9,020              9,376         19,453            18,487
                                             ----------         ----------      ---------         ---------
                                                177,681            119,557      $ 366,525         $ 248,609
                                             ==========         ==========      =========         =========

      Earnings from operations:
           Retail operations                  $   7,098         $    6,791      $   5,781         $   6,798
           Wholesale operations                     837               (882)        20,170            13,149
           Licensing operations                   6,944              7,666         15,613            15,376
                                              ---------         ----------      ---------         ---------
                                              $  14,879         $   13,575      $  41,564         $  35,323
                                              =========         ==========      =========         =========

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

(9)          COMMON STOCK

On May 24, 2000, the Company filed an amended registration statement to sell up to $200 million of shares of common stock at any time and from time to time. To date, no shares have been sold under this registration statement.

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

Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the successful integration of new stores into existing operations, the continued desirability and customer acceptance of existing and future product lines, possible cancellations of wholesale orders, the success of competitive products, the success of the Company's programs to strengthen its inventory cost accounting controls and procedures, the success of technology to be used in the Company's new distribution center and the availability of adequate sources of capital. In addition to these factors, the economic and other factors identified in the Company's most recent Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and 10Q/A for the quarter ended April 1, 2000, including but not limited to the risk factors discussed therein, could affect the forward-looking statements contained herein and in the Company's other public documents.

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

GROSS PROFIT. Gross profit increased 26.2% to $69.4 million in the second quarter ended July 1, 2000 from $55.0 million in the second quarter ended June 26, 1999. Gross profit rate was 39.1% in the quarter ended July 1, 2000 compared to 46.0% in the quarter ended June 26, 1999. The decrease in gross profit rate resulted from higher off-price sales and lower licensing income. Gross profit from product sales increased 32.2% to $60.4 million in the quarter ended July 1, 2000 from $45.7 million for the comparable period in 1999. Gross margin rate from product sales for the quarter ended July 1, 2000 was 35.8% compared to 41.4% for the same period in 1999. The decrease in gross margin rate from product sales for the quarter is primarily due to higher off-price sales.

Gross profit increased 36.1% to $148.5 million in the six months ended July 1, 2000 from $109.1 million in the six months ended June 26, 1999. The increase in gross profit resulted from increased net revenue from product sales. Gross profit rate was 40.5% in the six months ended July 1, 2000 compared to 43.9% in the six months ended June 26, 1999. Gross profit from product sales increased 42.5% to $129.1 million in the six months from $90.6 million in 1999. Gross profit rate from product sales for the six months ended July 1, 2000 was 37.2% compared to 39.4% for the same period in 1999. The decrease in gross profit rate from product sales for the six months ended July 1, 2000 was primarily due to higher off-price sales at low prices to liquidate excess inventory partially offset by improved retail margins and the effect of spreading retail occupancy costs over a higher sales base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses of $56.0 million decreased to 31.5% of net revenue in the quarter ended July 1, 2000 compared to $38.3 million or 32.0% of net revenue in the second quarter ended June 26, 1999. The decrease in the SG&A as a percentage of net revenue for the second quarter is due to our cost containment programs and a $1.1 million sales and use tax refund partially offset by the expansion of our organizational infrastructure needed to facilitate our growth initiatives. During the second quarter of 2000, we also incurred start-up and other non-recurring pre-tax costs of $2.2 million relating to the relocation of our distribution operation to Kentucky.

Selling, general and administrative ("SG&A") expenses of $108.5 million increased to 29.6% of net revenue in the six months ended July 1, 2000 compared to $70.5 million or 28.4% of net revenue in the six months ended June 26, 1999. The increase in SG&A as a percentage of net revenue for the six months ended July 1, 2000 is due to the expansion of our organizational infrastructure needed to facilitate our growth initiatives offset by our cost containment programs. During the first six months of 2000, we also incurred start-up and other non-recurring pre-tax costs of $5.3 million relating to the relocation of our distribution operation to Kentucky. Additionally, at the beginning of the first quarter 2000, we revised our vacation pay policies to enhance employee benefits, which resulted in a one-time pre-tax charge of $1.3 million.

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

EARNINGS FROM OPERATIONS. Earnings from operations increased 9.6% to $14.9 million, or 8.4% of net revenue, in the second quarter ended July 1, 2000 from $13.6 million, or 11.4% of net revenue, in the second quarter ended June 26, 1999. This increase was primarily due to higher revenue and the inclusion of the severance cost recovery in the second quarter ended July 1, 2000 and the recording of $3.2 million charge for severance costs in the second quarter ended June 26, 1999. Earnings from operations increased 17.9% to $41.6 million, or 11.4% of net revenue, in the six months ended July 1, 2000 from $35.3 million, or 14.2% of net revenue, in the six months ended June 26, 1999. This increase was primarily due to higher revenue and the inclusion of the severance cost recovery in the six months ended July 1, 2000 and the recording of $3.2 million charge for severance costs in the six months ended June 26, 1999.

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

INCOME TAXES. Income taxes for the second quarter ended July 1, 2000 were $4.5 million, or a 39.8% effective tax rate, compared to $4.8 million, or a 40.5% effective tax rate, in the quarter ended June 26, 1999. Income taxes for the six months ended July 1, 2000 were $14.1 million, or a 39.9% effective tax rate, compared to $12.6 million, or a 40.5% effective tax rate, in the six months ended June 26, 1999. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by us.

NET EARNINGS. Net earnings decreased 2.9% to $6.8 million, or 3.8% of net revenue, in the second quarter ended July 1, 2000, from $7.0 million, or 5.9% of net revenue, in the same period in 1999. Net earnings increased 14.6% to $21.2 million, or 5.8% of net revenue, in the six months ended July 1, 2000, from $18.5 million, or 7.4% of net revenue, in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

In the quarter ended July 1, 2000, we relied primarily on internally generated funds, trade credit and bank borrowings to finance our operations and expansion. At July 1, 2000, we had working capital of $161.6 million compared to $97.9 million at December 31, 1999. The increase was primarily due to a $26.5 million increase in net receivables, and a $67.1 million increase in inventories, which was partially offset by a $24.3 million decrease in short-term investments. The increase in receivables is primarily due to a 12% increase in wholesale operations sales in the second quarter of 2000 from the fourth quarter of 1999 and a high level of back to school shipments occurring in June 2000. The majority of the increase in inventory is the result of significantly increased product sales, substantially higher wholesale backlog and our retail expansion program, coupled with an accelerated supply chain associated with global sourcing. Included in the net cash flow for six months ended July 1, 2000 was the funding of approximately $7.5 million of distribution center and new store construction costs that were accrued in accounts payable at December 31, 1999.

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

Capital expenditures, net of lease incentives granted, totaled $36.7 million in the six months ended July 1, 2000. We estimate our capital expenditures for fiscal 2000 will be approximately $80.0 million, primarily for the retail store expansion and remodeling, shop-in-shop programs, information systems and general operations.

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


             FORWARD EXCHANGE       U.S. DOLLAR                                FAIR VALUE IN U.S. $
               CONTRACTS            EQUIVALENT         MATURITY DATE             AT JULY 1, 2000
               ---------            ----------         -------------             ----------------
            Canadian dollars         $1,000,000    July 5 to August 7, 2000          $1,012,369
            Canadian dollars            750,000    July 5 to August 7, 2000             744,525
            Canadian dollars          1,000,000    July 17 to August 17, 2000         1,017,100
            Canadian dollars          1,000,000    July 5 to September 18, 2000         993,444

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

On January 30, 2001, Guess?, Inc. Maurice Marciano, Armand Marciano, Paul Marciano, and Brian Fleming were named as defendants in a securities class action entitled David Osher v. Guess?, Inc., et al., filed in the United States District Court for the Central District of California. Seven additional class actions have been filed in the Central District, naming the same defendants:
Robert M. Nuckols v. Guess?, Inc. et al., Brett Dreyfuss v. Guess?, Inc. et al., both filed February 1, 2001; Jerry Sloan v. Guess?, Inc., et al., filed February 6, 2001; Jerry Byrd v. Guess?, Inc., et al; filed February 13, 2001; Patrick and Kristine Liska v. Guess?, Inc., et al, filed February 14, 2001; Darrin Wegman v. Guess?, Inc., et al., filed February 22, 2001; and Rosie Gindi v. Guess?, Inc., et al., filed February 22, 2001. All eight complaints purport to state claims under Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and allege that defendants made materially false and misleading statements relating to the Company's inventory and financial condition during the class period. In Osher, Nuckols, Byrd, Wegman and Sloan, the class period is February 14 through January 26, 2001; in Dreyfuss, Liska and Gindi the class period is February 14, 2000 through November 9, 2000. We are awaiting court approval of a stipulation to extend our time until 45 days after a lead plaintiff has been appointed and has filed a consolidated amended complaint.

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

(c) The matters voted upon at the Annual Meeting and the results thereof were as follows:

I. To elect two Class I Directors to hold office for a three-year term and until their successors are duly elected and qualified.

                                                 FOR               WITHHELD
                                            --------------      -------------
Armand Marciano                               42,049,209            601,927
Alice Kane                                    42,051,304            599,832

II. To ratify the selection of KPMG LLP to serve as our independent certified public accountants for the year ending December 31, 2000.

                                                 FOR              AGAINST           ABSTAINED
                                            --------------      --------------    -------------
                                              41,064,246            2,475             8,265

III.     To approve the GUESS?, Inc. 1996 Equity Incentive Plan.

                                                 FOR              AGAINST           ABSTAINED
                                            --------------      --------------    -------------
                                              41,064,246          1,569,693            17,197

IV.      To approve the GUESS?, Inc. Annual Incentive Bonus Plan.

                                                 FOR              AGAINST           ABSTAINED
                                            --------------      --------------    -------------
                                              42,103,501           530,082            17,553

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

Our current report on Form 8-K dated May 8, 2000.

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