Form 10-Q/A
period 2000-09-30
GUESS INC ET AL/CA/
filed 2001-04-02
CIK 912463

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

                                       OR

     // Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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


The Company is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed with the Securities and Exchange Commission on November 14, 2000 in order to revise the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations sections in that Report. The Company has determined that certain inventory accruals and related costs of goods sold were incorrectly reported in the third quarter and certain rent expenses should have been recognized in the third quarter. Accordingly, the Company is restating its 2000 third quarter and nine-months results. Recognizing these items in the third quarter resulted in an increase of previously reported net earnings. The applicable segment data has also been adjusted. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Company is including the complete text of the Quarterly Report as revised. The Company has also updated its legal proceedings section to reflect developments subsequent to the filing of the Form 10-Q.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GUESS?, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                     ASSETS
                                                                   SEP 30,     DEC 31,
                                                                     2000        1999
                                                                  ---------    ---------
                                                                 (RESTATED)
Current assets:
     Cash                                                         $   9,158    $   6,139
     Investments                                                      2,408       27,059
     Accounts receivable, net of reserves                            77,670       39,673
     Inventories                                                    164,214      106,624
     Prepaid expenses and other current assets                        9,931        8,861
     Prepaid income taxes                                             7,765        3,004
     Deferred tax assets                                              9,619        9,619
                                                                  ---------    ---------
         Total current assets                                       280,765      200,979
Property and equipment, at cost, net of accumulated
     depreciation and amortization                                  158,226      125,688
Other assets, at cost, net of accumulated amortization               21,790       42,369
                                                                  ---------    ---------
                                                                  $ 460,781    $ 369,036
                                                                  =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of bank debt and long-term debt         $  14,659    $   7,475
     Accounts payable                                                70,711       61,736
     Accrued expenses                                                24,437       33,824
                                                                  ---------    ---------
         Total current liabilities                                  109,807      103,035
Notes payable and long-term debt, less current installments         155,300       83,363
Other liabilities                                                    10,572       14,236
                                                                  ---------    ---------
         Total liabilities                                          275,679      200,634
Minority interest                                                       182        1,047
Stockholders' equity:
     Preferred stock, $.01 par value. Authorized 10,000,000
         shares; no shares issued and outstanding                      --           --
     Common stock, $.01 par value.  Authorized 150,000,000
         shares; issued 63,569,119 and 63,335,743 shares,
         outstanding 43,538,327 and 43,304,951 shares at
         September 30, 2000 and December 31, 1999, respectively         144          141
     Paid-in capital                                                164,907      163,300
     Retained earnings                                              174,025      144,443
     Accumulated other comprehensive income (loss)                   (3,380)      10,247
     Treasury stock, 20,030,792 shares repurchased                 (150,776)    (150,776)
                                                                  ---------    ---------
         Net stockholders' equity                                   184,920      167,355
                                                                  ---------    ---------
                                                                  $ 460,781    $ 369,036
                                                                  =========    =========

     See accompanying notes to condensed consolidated financial statements.






                          GUESS?, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (in thousands, except per share data)
                                   (Unaudited)

                                                 THIRD QUARTER ENDED       NINE MONTHS ENDED
                                               ----------------------    ----------------------
                                                 SEP 30,      SEP 25,     SEP 30,      SEP 25,
                                                  2000         1999         2000        1999
                                               ---------    ---------    ---------    ---------
                                               (RESTATED)                (RESTATED)
Net revenue:
     Product sales                             $ 206,831    $ 144,142    $ 553,903    $ 374,264
     Net royalties                                 9,532       11,405       28,985       29,892
                                               ---------    ---------    ---------    ---------
                                                 216,363      155,547      582,888      404,156

Cost of sales                                    139,206       90,286      357,206      229,832
                                               ---------    ---------    ---------    ---------
Gross profit                                      77,157       65,261      225,682      174,324

Selling, general and administrative expenses      58,935       42,911      167,540      113,133
Severance recovery (costs) relating to
     distribution facility relocation               --           --          1,545       (3,200)
                                               ---------    ---------    ---------    ---------
     Earnings from operations                     18,222       22,350       59,687       57,991

Other income (expense):
     Gain on disposal of property
       and equipment                                --          3,849         --          3,849
     Interest expense                             (4,159)      (2,364)     (10,305)      (6,902)
                                               ---------    ---------    ---------    ---------
                                                  (4,159)       1,485      (10,305)      (3,053)

Earnings before income taxes                      14,063       23,835       49,382       54,938

Income taxes                                       5,700        9,600       19,800       22,200
                                               ---------    ---------    ---------    ---------

Net earnings                                   $   8,363    $  14,235    $  29,582    $  32,738
                                               =========    =========    =========    =========

NET EARNINGS PER SHARE:
     Basic                                     $    0.19    $    0.33    $    0.68    $    0.76
                                               =========    =========    =========    =========

     Diluted                                   $    0.19    $    0.33    $    0.67    $    0.76
                                               =========    =========    =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                        43,492       43,015       43,422       42,958
                                               =========    =========    =========    =========

     Diluted                                      43,828       43,482       43,857       43,315
                                               =========    =========    =========    =========


     See accompanying notes to condensed consolidated financial statements.

                          GUESS?, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (Unaudited)

                                                                      NINE MONTHS ENDED
                                                                   ----------------------
                                                                     SEP 30,     SEP 25,
                                                                      2000        1999
                                                                   ---------    ---------
                                                                   (RESTATED)
Cash flows from operating activities:
     Net earnings                                                  $  29,582    $  32,738
     Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
         Depreciation and amortization                                24,685       17,317
         Gain on disposition of property and equipment                  --         (4,564)
         Other items, net                                             (1,004)        (402)
         Changes in operating assets and liabilities:
             Accounts receivable                                     (37,997)     (12,353)
             Inventories                                             (57,590)       3,275
             Prepaid expenses and other current assets               (10,760)       1,304
             Accounts payable                                          8,976        7,134
             Accrued expenses                                        (10,934)       4,816
             Income taxes payable                                       --           (252)
                                                                   ---------    ---------
             Net cash (used in) provided by operating activities     (55,042)      49,013

Cash flows from investing activities:
     Purchases of property and equipment                             (57,327)     (20,384)
     Proceeds from the disposition of property and equipment           3,133        6,372
     Net proceeds from the sale of short-term investments             33,274         --
     Increase in short-term investments                               (1,843)     (30,150)
     Acquisition of interest in GUESS? Canada                           --         (2,027)
     Increase in long-term investments                                  --         (2,232)
                                                                   ---------    ---------
           Net cash used in investing activities                     (22,763)     (48,421)

Cash flows from financing activities:
     Proceeds from notes payable and long-term debt                  182,131        3,015
     Repayment of notes payable and long-term debt                  (103,010)      (7,702)
     Issuance of common stock                                          1,610        1,146
                                                                   ---------    ---------
           Net cash provided by (used in) financing activities        80,731       (3,541)

Effect of exchange rates on cash                                          93          (27)

Net increase (decrease) in cash                                        3,019       (2,976)

Cash, beginning of period                                              6,139        5,853
                                                                   ---------    ---------
Cash, end of period                                                $   9,158    $   2,877
                                                                   =========    =========

Supplemental disclosures:
     Cash paid during the period for:
         Interest                                                  $  11,195    $  12,911
         Income taxes                                                 23,758       15,158

     See accompanying notes to condensed consolidated financial statements.

                          GUESS?, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000-RESTATED
                                 (in thousands)
                                   (unaudited)
(1)      BASIS OF PRESENTATION

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

                                                THIRD QUARTER ENDED    NINE MONTHS ENDED
                                               --------------------   --------------------
                                                SEP 30,     SEP 25,    SEP 30,     SEP 25,
                                                 2000        1999        2000       1999
                                               --------    --------   --------    --------
Net earnings                                   $  8,363    $ 14,235   $ 29,582    $ 32,738
Unrealized loss on investments, net of taxes     (2,469)       --      (13,883)       --
Foreign currency
     translation adjustment                        (227)         25        256          67
                                               --------    --------   --------    --------
Comprehensive income                           $  5,667    $ 14,260   $ 15,955    $ 32,805
                                               ========    ========   ========    ========

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

RESTATED FINANCIAL STATEMENTS

The Company's financial statements as of September 30, 2000, have been restated to reflect certain inventory accruals and related cost of goods sold that were incorrectly reported in the third quarter and certain rent expenses that should have been recognized in the third quarter. The following accounts are adjusted as a result of the restatement (in thousands, except per share data):

                                                          QUARTER ENDED                  NINE MONTHS ENDED
                                                           SEP 30, 2000                    SEP 30, 2000
                                                    --------------------------    ---------------------------
                                                    As Previously      As         As Previously       As
                                                      Reported       Restated        Reported       Restated
-------------------------------------------------------------------------------------------------------------
Balance sheet:
   Prepaid income taxes                              $   5,765        $  7,765      $   5,765      $   7,765
   Property and equipment, at cost, net
     of accumulated depreciation and amortization      159,527         158,226        159,527        158,226
   Accounts payable                                     66,440          70,711         66,440         70,711
   Retained earnings                                   177,597         174,025        177,597        174,025

Statement of earnings:
   Cost of sales                                       144,566         139,206        352,941        357,206
   Selling, general and administrative expenses         58,498          58,935        166,233        167,540
   Earnings from operations                             13,299          18,222         65,259         59,687
   Income taxes                                          3,500           5,700         21,800         19,800
   Net earnings                                      $   5,640        $  8,363      $  33,154       $ 29,582
   Net earnings per diluted share                    $    0.13        $   0.19      $    0.76       $   0.67
-------------------------------------------------------------------------------------------------------------

(3)      ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables, less reserves aggregating $7,094,000 at September 30, 2000 and $8,863,000 at December 31, 1999, royalty receivables, less allowance for doubtful accounts of $972,000 at September 30, 2000 and $1,258,000 at December 31, 1999, and other receivables.

(4)      INVENTORIES

The components of inventories consist of the following (in thousands):

                                                       SEP 30,           DEC 31,
                                                         2000             1999
                                                       --------         --------
Raw materials                                          $ 10,590         $  8,514
Work in progress                                          8,750            6,740
Finished goods - retail                                  69,552           45,750
Finished goods - wholesale                               75,322           45,620
                                                       --------         --------
                                                       $164,214         $106,624
                                                       ========         ========

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

Net revenue and earnings from operations are summarized as follows for the quarter and nine months ended September 30, 2000 and September 25, 1999 (in thousands):

                                                THIRD QUARTER ENDED              NINE MONTHS ENDED
                                            ----------------------------      --------------------------
                                             SEP 30,           SEP 25,          SEP 30,           SEP 25,
                                               2000            1999               2000             1999
                                            -----------      -----------      -------------     ----------
      Net revenue:
           Retail operations                $  103,518          $  73,963      $ 266,083         $ 186,486
           Wholesale operations                103,313             70,179        287,820           187,778
           Licensing operations                  9,532             11,405         28,985            29,892
                                             ----------         ----------     ----------       -----------
                                            $  216,363          $ 155,547      $ 582,888         $ 404,156
                                            ===========        ===========      =========        =========
      Earnings from operations:
           Retail operations                $    7,983          $  11,514      $  13,763         $  18,312
           Wholesale operations                  2,900              2,028         22,972            15,495
           Licensing operations                  7,339              8,808         22,952            24,184
                                            -----------        -----------     ----------        ----------
                                            $   18,222          $  22,350      $  59,687         $  57,991
                                            ===========         ==========     ===========       =========

Due to the seasonal nature of these business segments, especially retail operations, the above net revenue and operating results for the quarter ended and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year.

(9)          BANK CREDIT FACILITY

On December 3, 1999, the Company entered into a $125 million Credit Agreement ("Credit Facility") with The Chase Manhattan Bank. The Credit Facility provides the Company with a revolving credit facility, which includes a $50 million sub-limit for letters of credit. The Credit Facility accrues interest at LIBOR plus 100 basis points, the Prime rate, the base CD rate plus 100 basis points or the Fed Funds rate plus 50 basis points depending on the duration and type of loan facility. The Credit Facility expires on October 31, 2002. At September 30, 2000, the Company had $73.4 million in outstanding borrowings under the Credit Facility, $4.0 million in outstanding standby letters of credit and $23.6 million in outstanding documentary letters of credit. At September 30, 2000, the Company had $24.0 million available for future borrowings under such facility. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. As a result of the restatement of its financial results, the Company was in technical non-compliance with the terms of the Credit Facility regarding the fixed charge coverage ratio required for the twelve-month period ended September 30, 2000. On March 27, 2001 the Company's bank lenders agreed to amend the Credit Facility to cure all past non-compliance and revise certain terms of the agreement. Accordingly, the Company is presently in compliance with all the terms of the Credit
Facility, as amended.

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

Forward-looking statements generally relate to future events or future financial performance, and include statements dealing with current plans, intentions, objectives, beliefs and expectations. Some forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "optimistic," "aims," or "continues" or the negative of such terms or other comparable terminology. Certain statements contained in this Form 10-Q/A, including but not limited to those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future inventory and gross margins, its anticipated cash requirements and sources, the operations of its new distribution center and its business seasonality, are forward-looking statements.

Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the successful integration of new stores into existing operations, the continued desirability and customer acceptance of existing and future product lines, possible cancellations of wholesale orders, the success of competitive products, the success of the Company's programs to strengthen its inventory cost accounting controls and procedures, the success of technology to be used in the Company's new distribution center, the cooperation of the Company's lenders, and the availability of adequate sources of capital. In addition to these factors, the economic and other factors identified in the Company's most recent Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the Company's Form 10-Q/A for the quarters ended April 1, 2000 and July 1, 2000, including but not limited to the risk factors discussed therein, could affect the forward-looking statements contained herein and in the Company's other public documents.

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Ended September 30, 2000 and September 25, 1999.

NET REVENUE. Net revenue for the third quarter ended September 30, 2000 increased $60.9 million or 39.2% to $216.4 million from $155.5 million in the quarter ended September 25, 1999. Net revenue from retail operations increased $29.5 million or 39.9% to $103.5 million in the current year third quarter from $74.0 million for the same period in 1999. This increase is primarily attributable to a net increase of 55 new stores, which includes 59 new stores, 3 store closures and 1 store consolidation, since September 25, 1999 and a 4.8% increase in combined comparable store sales. There were 129 full priced stores, 6 kids stores and 63 factory outlet stores at September 30, 2000. During the third quarter, comparable store sales for July increased 11.9% and for August increased 4.9%, however, September same store sales did not materialize as expected, due to softness in the retail environment, and declined by 3.6%.

Net revenue from wholesale operations increased $33.1 million or 47.2% to $103.3 million in the quarter ended September 30, 2000 from $70.2 million for the comparable period in 1999. Domestic wholesale operations net revenue increased by $29.4 million or 51.3% to $86.7 million in the third quarter ended September 30, 2000 from $57.3 million in the comparable period in 1999. Domestic wholesale operations net revenue increased primarily due to a strong demand for our men's and women's product lines and the addition of our boys' product line. Also contributing to higher net revenues was the increase in off-price sales of $12.0 million compared with $3.6 million in the same 1999 period. International wholesale operations net revenues increased $3.7 million or 28.7% to $16.6 million in the third quarter of 2000 compared to $12.9 million in the same 1999 period.

Net royalty revenue was $9.5 million in the current quarter compared to $11.4 million in the 1999 third quarter, which included income from a one-time settlement of $1.9 million. Excluding the one-time income, net royalty revenue was consistent with the prior year.

Net revenue increased $178.7 million or 44.2% to $582.9 million for the nine months ended September 30, 2000 from $404.2 million for the nine months ended September 25, 1999. Net revenue from retail operations increased $79.6 million or 42.7% to $266.1 million in the nine months ended September 30, 2000 from $186.5 million for the same period in 1999. This increase is primarily attributable to a net increase of 55 new stores since September 25, 1999 and a 10.5% increase in combined comparable store sales resulting from a fashion-forward product mix, strong visual merchandising and quick replenishment.

Net revenue from wholesale operations increased $100.0 million or 53.2% to $287.8 million for the nine months ended September 30, 2000 from $187.8 million for the comparable period in 1999. Domestic wholesale operations net revenue increased $82.4 million or 50.3% to $246.1 million in the nine months ended September 30, 2000 from $163.7 million in the nine months ended September 25, 1999. Domestic wholesale net revenue increased primarily due to a strong demand for our women's and men's product lines and the addition of our boys' product line. International wholesale operations net revenue increased $17.6 million or 73.0% to $41.7 million in the nine months ended September 30, 2000 from $24.1 million in the same 1999 period. The increase in the current year period is due to a nine-month inclusion of Guess Canada as compared to the prior year, which included only a three-month inclusion. Excluding Guess Canada, international wholesale net revenues increased 56.3% to $29.4 million in the nine months ended September 30, 2000 from $18.8 million in the nine months ended September 25, 1999.

Net royalty revenue was $29.0 million for the nine months ended September 30, 2000 compared to $29.9 million for the comparable 1999 period which included income from one-time net settlements of $3.8 million. Excluding the prior year income from settlements, net royalty revenue increased by $2.9 million in the current year nine-month period ended September 30, 2000.

GROSS PROFIT. Gross profit increased 18.2% to $77.2 million, or 35.7% of net revenue, in the third quarter ended September 30, 2000 from $65.3 million, or 42.0% of net revenue in the third quarter ended September 25, 1999. The decline in the gross profit rate in the current year third quarter was due to losses incurred on off-price sales, higher markdowns on product sales, a $5.4 million reserve for the disposition of excess inventory and slightly lower licensing revenue. These lower margin elements were due to softness in the retail environment and higher than expected levels of prior season inventory.

Gross profit for the nine months ended September 30, 2000 was $225.7 million, or 38.7% of net revenue, compared to $174.3 million, or 43.1% of net revenue, for the nine months ended September 25, 1999. The decrease in the gross profit rate for the first nine months of 2000 compared to the same prior year period was primarily attributable to higher markdowns on product sales together with losses on the sales of excess inventory through off-price channels. These off-price sales were necessary to reduce higher levels of inventory and were primarily concentrated in the third quarter of 2000. Additional reserves of $5.4 million to lower the value of excess inventory also contributed to the decrease in the gross profit rate for the nine months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses of $58.9 million decreased to 27.2% of net revenue in the quarter ended September 30, 2000 compared to $42.9 million, or 27.6% of net revenue, in the third quarter ended September 25, 1999. The improvement of SG&A expenses as a percentage of net revenue was primarily generated through economies of scale on our overhead.

SG&A expenses were $167.5 million, or 28.7% of net revenue, in the nine months ended September 30, 2000 compared to $113.1 million, or 28.0% of net revenue, in the nine months ended September 25, 1999. The current year nine-month period includes $5.3 million of start-up and other non-recurring costs relating to the relocation of our distribution facility to Kentucky and a $1.3 million one-time pre-tax charge as a result of a revision to our vacation pay policies to enhance employee benefits. Excluding these expenses totaling $6.6 million, SG&A expenses as a percentage of net revenue decreased to 27.6% in the nine months ended September 30, 2000.

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

EARNINGS FROM OPERATIONS. Earnings from operations decreased to $18.2 million, or 8.4% of net revenue, in the third quarter ended September 30, 2000 from $22.4 million, or 14.4% of net revenue, in the third quarter ended September 25, 1999. The $4.2 million or 18.8% decrease in the current quarter is primarily due to the lower gross profit rate. Earnings from operations increased slightly to $59.7 million, or 10.2% of net revenue, in the nine months ended September 30, 2000 from $58.0 million, or 14.3% of net revenue, in the nine months ended September 25, 1999. The decrease as a percentage of net revenue in the current year nine-month period is primarily attributable to the lower gross profit rate.

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

INCOME TAXES. Income taxes for the third quarter ended September 30, 2000 were $5.7 million, or a 40.5% effective tax rate, compared to $9.6 million, or a 40.3% effective tax rate, in the quarter ended September 25, 1999. Income taxes for the nine months ended September 30, 2000 were $19.8 million, or a 40.1% effective tax rate, compared to $22.2 million, or a 40.4% effective tax rate, in the nine months ended September 25, 1999. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by us.

NET EARNINGS. Net earnings decreased 40.8% to $8.4 million, or 3.9% of net revenue, in the third quarter ended September 30, 2000, from $14.2 million, or 9.1% of net revenue, in the same period in 1999. Net earnings decreased 9.5% to $29.6 million, or 5.1% of net revenue, in the nine months ended September 30, 2000, from $32.7 million, or 8.1% of net revenue, in the same period in 1999.

OTHER. At the end of the 2000 third quarter, the Company was evaluating certain under-performing stores and at the time it expected to take certain charges to operations of up to $10.0 million for store closures beginning in the fourth quarter of fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

In the quarter ended September 30, 2000, we relied primarily on internally generated funds, trade credit and bank borrowings to finance our operations and expansion. At September 30, 2000, we had working capital of $161.0 million compared to $97.9 million at December 31, 1999. The increase was primarily due to a $38.0 million increase in net receivables, a $57.6 million increase in inventories, a $5.8 million increase in prepaid and other current assets and a $9.4 million decrease in accrued expenses, which was partially offset by a $24.7 million decrease in short-term investments, a $7.2 million increase of current installments of bank debt and long-term debt and a $9.0 million increase in accounts payable. The increase in receivables is primarily due to a 36.2% increase in wholesale operations sales in the third quarter of 2000 from the fourth quarter of 1999. The increase in inventory is the result of higher anticipated product sales, higher wholesale backlog and our retail expansion program. Included in the net cash flow for the nine months ended September 30, 2000 was the funding of approximately $7.5 million of construction costs for the distribution center and new stores that was accrued in accounts payable at December 31, 1999.

On December 3, 1999, we entered into a $125 million Credit Agreement ("Credit Facility") with The Chase Manhattan Bank. The Credit Facility provides us with a revolving credit facility, which includes a $50 million sub-limit for letters of credit. The Credit Facility expires in October 31, 2002. At September 30, 2000, we had $73.4 million outstanding borrowings under the revolving credit facility, $4.0 million in outstanding standby letters of credit and $23.6 million in outstanding documentary letters of credit. At September 30, 2000, we had $24.0 million available for future borrowings under the Credit Facility. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. As a result of the restatement of its financial results, the Company was in technical non-compliance with the terms of the Credit Facility regarding the fixed charge coverage ratio required for the twelve-month period ended September
30, 2000. On March 27, 2001 the Company's bank lenders agreed to amend the Credit Facility Agreement to cure all past non-compliance and revise certain terms of the agreement. Accordingly, the Company is presently in full compliance with the terms of the Credit Facility, as amended.

Capital expenditures, net of lease incentives granted, totaled $57.3 million in the nine months ended September 30, 2000. We estimate our capital expenditures for fiscal 2000 will be approximately $76.5 million, primarily for the retail store expansion and remodeling, shop-in-shop programs, information systems and general operations. At the end of the 2000 third quarter, the Company expected to report charges of up to $10.0 million, in the fourth quarter of 2000 for closing certain under-performing stores.

We anticipate that we will be able to satisfy our ongoing cash requirements for the next twelve months for working capital, capital expenditures and interest on our senior subordinated notes, primarily with cash flow from operations, supplemented by borrowings under our Credit Facility.

WHOLESALE BACKLOG

We generally receive wholesale orders approximately 90 to 120 days prior to the time the products are to be delivered to department and specialty stores. At September 30, 2000, unfilled orders increased 13.2% to $133.3 million from $117.7 million a year ago. The backlog of wholesale orders is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of product which vary at any given time. Accordingly, a comparison on backlogs of wholesale orders from period to period may not be indicative of eventual actual shipments.

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

          FORWARD EXCHANGE        U.S. DOLLAR                                           FAIR VALUE IN U.S. $
              CONTRACTS           EQUIVALENT              MATURITY DATE                AT SEPTEMBER 30, 2000
              ---------           ----------              -------------                ---------------------
           Canadian dollars       $700,000         September 18 to October 18, 2000               $690,451

           Canadian dollars        500,000         September 15 to October 16, 2000                492,347

           Canadian dollars        500,000         October 16 to November 15,  2000                493,112

           Canadian dollars        750,000         October 16 to November 15,  2000                742,114


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

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:

EXHIBIT
NUMBER            DESCRIPTION
-------    --------------------------------------------------------------
3.1        Restated Certificate of Incorporation of the Company. (1)
3.2        Bylaws of the Company. (1)
4.1        Specimen stock certificate. (1)

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.
------------------------------
b)       Reports on Form 8-K:

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