Form 10-K
period 2000-12-31
GUESS INC ET AL/CA/
filed 2001-04-02
CIK 912463

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000
                         Commission File Number 1-11893

                                  GUESS?, INC.

             (Exact name of registrant as specified in its charter)

                Delaware                                   95-3679695
      ----------------------------                 ---------------------------
      (State or other jurisdiction               (I.R.S. Employer Identification
    of incorporation or organization)                        Number)

                            1444 South Alameda Street
                          Los Angeles, California 90021
                                 (213) 765-3100
       ------------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
             Title of Each Class                           Which Registered
    -------------------------------------              -------------------------
Common Stock, par value $0.01 per share                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of the close of business on March 12, 2001, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $50,220,989.

As of the close of business on March 12, 2001, the registrant had 43,623,827 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

                                TABLE OF CONTENTS

                                     PART I

Item     Description                                                                        Page
- ----     -----------                                                                        ----
 1       Business                                                                             1
 2       Properties                                                                          11
 3       Legal Proceedings                                                                   12
 4       Submission of Matters to a Vote of Security Holders                                 13

                                     PART II
 5       Market for Registrant's Common Equity and Related Stockholder Matters               13
 6       Selected Financial Data                                                             14
 7       Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                           15
7A       Quantitative and Qualitative Disclosures About Market Risks                         22
 8       Financial Statements and Supplementary Data                                         23
 9       Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                             23

                                    PART III
 10      Directors and Executive Officers of the Registrant                                  23
 11      Executive Compensation                                                              23
 12      Security Ownership of Certain Beneficial Owners and Management                      23
 13      Certain Relationships and Related Transactions                                      23

                                     PART IV
 14      Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K        23

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

         Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Certain statements in this Form 10-K, including those relating to the Company's expected results and operations, the accuracy of data relating to, and anticipated levels of, its future inventory and gross margins, its anticipated cash requirements and sources, its cost containment efforts, estimated charges, its plans regarding store openings and closings, e-commerce and its business seasonality, are forward-looking statements. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Factors which may cause actual results in future periods to differ from its current expectations include, among other things, the continued availability of sufficient working capital, the successful integration of new stores into existing operations, the continued desirability and customer acceptance of existing and future product lines, possible cancellations of wholesale orders, the success of competitive products, the success of the Company's programs to strengthen its inventory cost accounting controls and procedures and the availability of adequate sources of capital. In addition to these factors, the economic and other factors identified in this Form 10-K, including but not limited to the risk factors discussed herein and in the Company's previously filed public documents, could affect the forward-looking statements contained in herein and therein.

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

         Our products are sold through three primary distribution channels: in our own stores, to a network of wholesale accounts and through the internet. GUESS? branded products, some of which are produced under license, are also sold internationally through a series of licensees and distributors. Our core customer is a style-conscious consumer between the ages of 15 and 25. These consumers are part of a highly desirable demographic group that we believe is growing rapidly and has significant disposable income. We also appeal to customers outside this group through specialty product lines that include GUESS Collection, a more sophisticated fashion line targeted to women, and GUESS Kids, targeted to boys and girls ages 6 to 12.

         We were founded in 1981 and currently operate as a Delaware corporation.

BUSINESS SEGMENTS

         Our business consists of three reportable business segments: retail operations, wholesale operations and licensing operations. Financial information about each segment for the fiscal years ended December 31, 2000, 1999 and 1998 are included under Note 13 to the Consolidated Financial Statements contained herein.

         In 2000, 50.4% of our net revenue was generated from retail operations, 44.8% from wholesale operations and 4.8% from licensing operations. Our total net revenue in 2000 was $779.2 million and net earnings were $16.5 million.

BUSINESS STRENGTHS

         We believe we have several business strengths which are necessary for the execution of our strategies. These business strengths include:

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

         We have developed the "GUESS? signature image" and "GUESS? lifestyle concept," through the use of our strong and distinctive images, merchandising display themes, logos, and trademarks which are registered in over 171 countries.

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

         RETAIL DISTRIBUTION. At December 31, 2000, we operated 108 full-price retail stores, 11 kids stores and 60 factory outlet stores in the United States and a retail store in Florence, Italy that is an integral part of our European design activities. At December 31, 2000, our 60% owned subsidiary, GUESS Canada, operated 26 full-price retail stores and seven factory outlet stores in Canada. Our retail network creates an upscale and inviting shopping environment and enhances our image. Distribution through our retail stores allows us to influence the merchandising and presentation of our products, build brand equity and test market new product design concepts. Our retail stores carry a full assortment of men's and women's merchandise, including most of the GUESS? licensed products. Our kids stores offer product for boys and girls and infants ages 3 months to 12 years. These stores are smaller than the adult stores and are child friendly including special visual presentation and fixtures. Our factory outlet stores are primarily located in outlet malls, generally operating outside the shopping radius of our wholesale customers and our own retail stores. They appeal to value-conscious customers with a product line that is approximately 70% unique to that venue.

         LICENSEE STORES. Our licensees and distributors also operate 248 international GUESS? stores. These stores carry apparel and accessories that are similar to those sold in the United States, including some that are tailored for local fashion sensibilities. We work closely with international licensees and distributors to ensure that their store designs and merchandise programs protect the reputation of the GUESS? trademarks. Our international licenses and distribution agreements also allow for the sale of GUESS? brand products in better department stores and upscale specialty retail stores.

         WHOLESALE DISTRIBUTION. We have both domestic and international wholesale distribution channels. Domestic wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading domestic wholesale customers include Federated Department Stores, Inc., The May Department Stores Company, Dillard's, Inc. and Dayton Hudson Corporation. During 2000, our products were sold directly to consumers from approximately 2,800 retail store locations in the United States. These locations include approximately 1,470 shop-in-shops, an exclusive selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops allow us to reinforce our GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women's, men's, boys' or girls' apparel. Through our foreign subsidiaries and our network of international distributors, our products are also found in major cities throughout Asia, Europe, South America and the Middle East.

         LICENSING OPERATIONS. The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We carefully select our trademark licensees and approve in advance all product design, advertising and packaging materials of all licensed products in order to maintain a consistent GUESS? image. We currently have 25 domestic and international licenses that include watches, eyewear, shoes, handbags, leather apparel, jewelry and related accessories. We have granted licenses for the manufacture and sale of GUESS? branded products in markets which include Europe, Asia, South America, Australia and Africa.

BUSINESS GROWTH STRATEGIES

         We regularly evaluate and implement initiatives that we believe will build brand equity, grow our business and enhance profitability. Our key growth strategies are as follows:

         LEVERAGING THE GUESS? BRAND. We believe the GUESS? brand is an integral part of our business, a significant strategic asset and a primary source of sustainable competitive advantage. It communicates a distinctive image that is fun, fashionable and sexy. Brand loyalty, name awareness, perceived quality, strong brand images, public relations, publicity, promotional events and trademarks all contribute to brand integrity. Our design teams visit the world's premier fashion locations in order to identify important style trends and to discover new fabrics. We will continue this practice while promoting our innovative designs through stylish advertising campaigns that advance the GUESS? image. Our marketing programs are designed to convey a uniform style image for the brand and are aimed at increasing the desire of the target group to join our GUESS? customer group.

         RETAIL STORE STRATEGY AND EXPANSION PLANS. Our retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the performance of existing stores. During 2000, we opened 16 new full-price retail stores, 11 kids stores, nine factory outlet stores and closed 3 factory outlet under-performing stores in the United States. In 2000, our Canadian licensee, Guess Canada, opened 14 new full-price retail stores and 6 factory outlet stores in Canada. We currently own 60% of Guess? Canada and have an option to acquire the remaining 40% of our Canadian subsidiary commencing December 31, 2001.

         Our retail locations build brand awareness and contribute to the growth of our wholesale operations. Accordingly, we have expanded our retail square footage in the United States and Canada. We increased square footage in 2000 by 29% in the United States and Canada, including Guess? Kids stores. For 2001, while we plan to increase our square footage, and remodel a few existing locations, the growth rate will be significantly lower than in 2000. We plan to be very selective with new store locations and expect to open up to 25 new stores, including stores in Canada and Guess? Kids stores.

         In 2000, our retail stores open for at least one year realized comparable sales gains averaging 5.8% over 1999 and includes our factory outlet stores which realized net gains averaging 4% over 1999. We believe this growth reflects the effect of several ongoing initiatives, including:

         -        leadership in new product development,

         -        a more fashion-focused product mix,

         -        improvements in merchandising and visual presentation,

         - the remodeling of select stores to promote a consistent brand message, and

         - the development of a motivated team of sales professionals to service our customers and provide a favorable shopping experience.

         The look and feel of GUESS? retail and factory outlet stores play an important role in building our brand equity. To enhance the quality of our presentation, we remodeled 19 stores during 2000 and plan to remodel an additional six stores during 2001.

         EXPAND SHOP-IN-SHOP PROGRAMS. We continue to selectively expand our use of "shop-in-shops," which are exclusive selling areas within wholesale customers' department stores that use GUESS? signage and fixture designs. The GUESS? "shop-in-shop" concept is designed to enhance the presence and brand awareness of GUESS? products in department stores. The strategic product presentation, theme-based fixtures, displays, strong and distinctive images and point-of-sale materials in these premium department store locations are designed to reinforce and capitalize on the "GUESS? lifestyle" concept. These shops also facilitate consumer shopping by featuring a comprehensive presentation of our merchandise. During the last three years, we focused on the department stores with the greatest sales potential and increased our shop-in-shop presence in those stores. In 2000 we increased the number of shop-in shops by 270, adding 122,000 square feet in department stores. At the end of 2000, we had approximately 1,470 GUESS? shop-in-shops in the United States.

         REPOSITION LICENSEE PORTFOLIO. A primary objective of our company is to maintain the quality and reputation of the GUESS? brand. In order to accomplish this goal, we will continue to strategically reposition our licensing portfolio by constantly monitoring and evaluating the performance of our licensees worldwide and their strength and capabilities to represent our brand appropriately. As part of this process, we will consider bringing in-house apparel licenses, where appropriate. If we determine that licensees are performing inadequately, we sometimes discontinue the existing relationship and seek out a stronger replacement licensee. Over the past few years, we have converted our Women's Knits, Girls' and Boys' product lines from licensees to our own products.

Our girls' and boys' apparel lines are prominently featured in our new GUESS Kids stores and in girls' and boys' shop-in-shops. We have a new licensee producing the Baby GUESS line.

         IMPROVED PRODUCT SOURCING. Over the past several years, we have refocused our product sourcing strategies to increase efficiencies, reduce costs and improve quality. We currently purchase approximately 79% of our finished products from international vendors. This is a significant change from years ago when we purchased the majority of our goods from domestic sources. We have increased our utilization of lower-cost, offshore "packaged purchases" in which we supply the product design and fabric selection, and the vendor manufactures and delivers the finished product. We have strategically aligned ourselves with sourcing vendors worldwide, who will take full responsibility for delivering quality, finished products in a timely manner. We have substantially reduced our average cost per unit and we have lowered the price to the consumer of many of our items. By continuing to use packaged programs, we believe we can improve product gross margins, reduce carrying costs of raw materials and improve the timing of our deliveries and product quality. We also retain a close relationship with a number of domestic vendors located primarily in Los Angeles as it is important to react to last minute trends, as well as to respond to rush reorders.

         RELOCATION OF THE DISTRIBUTION CENTER. We have opened a new, automated distribution center in Louisville, Kentucky, to replace our distribution center in Los Angeles. Our new, 500,000 square-foot facility is near United Parcel Service's national transit hub and has contributed to the reduction of our shipping time to our stores and wholesale accounts that are east of the Mississippi River. Operating expenses in the new distribution facility were higher than normal in 2000 due primarily to start-up costs. Depending on processing volumes and productivity improvements, we expect that the new facility will reduce operating cost per unit by reducing shipping costs and will provide better service to our customers by faster shipping and response times.

         E-COMMERCE. We are pursuing both business-to-consumer and business-to-business initiatives. Our web site, www.guess.com, a virtual storefront that promotes the GUESS? brand, became fully operational in April 1999. Designed as a customer center, the site showcases GUESS? products in an easy-to-navigate format, allowing customers to see and purchase our collections of casual apparel and accessories. This virtual store has become a successful additional retail distribution channel, has improved customer service and is a fun and entertaining alternative-shopping environment. The site also provides fashion information, provides a mechanism for customer feedback, promotes customer loyalty and enhances our brand identity through interactive content. In 2000 the site generated net sales consistent with the top retail GUESS? stores in the chain. In addition, the Company added a Guess Kids and Baby Guess site in 2000 to create a complete product offering for our customers.

         During 2000, we introduced a business-to-business concept that facilitates our interaction with wholesale customers, licensees and suppliers. The site, which utilizes Commerce One's MarketSite with PeopleSoft's eProcurement software, is designed to permit the purchase of both direct items such as trim, fabric, and finished goods and indirect items such as office and maintenance supplies. In addition, the site was created as a vehicle for our specialty customers to purchase Guess? and licensee products. Our site has the potential to become an electronic marketplace that facilitates various levels of interaction between buyers and sellers in the textile and apparel industries, and reduce our operating costs, increase our sourcing efficiencies and improve customer service.

GUESS? PRODUCTS

         We derive net revenue from four primary sources:

         -        the sale of GUESS? men's, women's, girls' and boys' apparel,
         -        the sale of our licensees' products through our network of retail and factory outlet stores primarily in the United States,
         -        the sale of GUESS? men's, women's, girls' and boys' apparel worldwide to wholesale customers and distributors, and
         -        net royalties from worldwide licensing activities.


         The following table sets forth our net revenue from our channels of distribution:

                                                              Year Ended December 31,
                                       ---------------------------------------------------------------------
                                             2000                      1999                      1998
                                       -----------------         -----------------         -----------------
                                                             (dollars in thousands)
Net Revenue:
Retail operations                      $392,539    50.4%         $299,384    50.0%         $222,624    47.2%
Wholesale operations                    348,873    44.8           260,628    43.4           212,504    45.0
                                       --------    ----          --------   -----          --------    ----
    Net revenue from product sales      741,412    95.2           560,012    93.4           435,128    92.2
Net royalties                            37,805     4.8            39,638     6.6            36,803     7.8
                                       --------    ----          --------   -----          --------    ----
     Total net revenue                 $779,217   100.0%         $599,650   100.0%         $471,931   100.0%
                                       ========   =====          ========   =====          ========   =====

PRODUCTS. Our product line is organized into four primary categories: men's, women's, girls' and boys' apparel. Since 1998, we reacquired our boys' and girls' apparel line from former licensees and now produce the line in-house. The product assortment was refocused with a more narrow and deep buying strategy using fewer stock keeping units ("SKUs") to be able to give our customers more depth of the styles they want. To take advantage of the contemporary trends, we complement our core basic styles with more fashion-oriented items. Within our basic denim assortment, we have added new denim fabrics and washes. In addition, we have also added "immediates" to our merchandise assortment; these are fashion forward styles that complement our current product line.

Our line of women's apparel also includes the GUESS Collection product line, a better collection of women's skirts, dresses, tops, jackets, blazers and blouses incorporating a sophisticated, high fashion combination of colors and styles. These products are currently sold exclusively through our retail stores and the Internet. This line is primarily designed to appeal to the contemporary segment of the apparel market.

LICENSED PRODUCTS. The high level of desirability of the GUESS? brand among consumers has allowed us to selectively expand our product offerings and distribution channels worldwide through trademark licensing arrangements. We currently have 25 trademark licenses. Worldwide sales of licensed products (as reported to us by our licensees) were approximately $550.0 million in 2000. Our net royalties from these sales, including fees from new licensees, were $37.8 million in 2000. Approximately 62.3% of our net royalties were derived from our top 7 licensed product lines in 2000.

DESIGN

         Under the direction of Maurice Marciano, GUESS? apparel is designed by an in-house staff of five design teams (men's, women's, girls', boys' and GUESS Collection) located in Los Angeles, California. GUESS? design teams travel throughout the world in order to monitor fashion trends and discover new fabrics. Fabric shows in Europe, Asia and the United States provide additional opportunities to discover and sample new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. We also maintain a fashion library consisting of antique and contemporary garments as another source of creative concepts. In addition, our design teams regularly meet with members of the sales, merchandising and retail operations to further refine our products to meet the particular needs of our markets.

DOMESTIC RETAIL OPERATIONS

         At December 31, 2000, our domestic retail operations consisted of 108 full-price retail stores, 11 kids and 60 factory outlet stores in the United States that we owned and operated directly which sell GUESS?-label products. Since the beginning of 1998 through December 31, 2000, we have opened a total of 26 retail stores, 11 kids stores and 21 factory outlet stores and have closed or consolidated five retail stores and 10 factory outlet stores in the United States.

         RETAIL STORES. Our 108 domestic retail stores occupy 597,000 square feet and range in size from approximately 3,000 to 12,500 square feet. Our retail stores carry a full assortment of men's and women's GUESS? merchandise, including most of our licensed products. During 2000, we opened 16 new full-price retail stores and remodeled 8 retail stores. During 2000 we also launched our Guess Kids' store strategy, and opened in the United States 11 kids stores, which sell our girls' and boys' lines, as well as infant's clothing, which is supplied by one of our licensees.

         In 2000, our domestic full-price retail stores achieved a 6.7% comparable store increase in net revenue. Our domestic retail stores which were open at the beginning of 1999 increased sales per square foot from $431 in 1999 to $452 in 2000.

         FACTORY OUTLET STORES. Our 60 domestic factory outlet stores occupy approximately 328,000 square feet and range in size from approximately 3,500 to 8,900 square feet. They are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our retail stores. These stores sell selected styles of GUESS? apparel and licensed products at a discount to value-conscious customers. We also use the factory outlet stores to assist us to distribute excess inventory effectively, thereby protecting the GUESS? image. Approximately 70% of the products sold in our factory outlet stores are unique to those stores. During 2000, we opened 9 new factory stores and closed 3 under-performing stores. In 2000, our domestic factory outlet stores achieved a 4.0% comparable store sales increase in net revenue over 1999. Our domestic factory outlet stores which were open at the beginning of 1999 increased sales per square foot from $352 in 1999 to $368 in 2000.

DOMESTIC WHOLESALE CUSTOMERS

         Our domestic wholesale customers consist primarily of better department stores and select upscale specialty stores, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading wholesale customers include Federated Department Stores, Inc., The May Department Stores Company and Dillard's, Inc., among others. During 2000, we sold our products directly to approximately 2,800 retail doors in the United States.

         A key element of our merchandising strategy is the shop-in-shop merchandising format, an exclusive selling area within a department store that presents a full array of GUESS? products using GUESS? signage and fixture designs. At December 31, 2000, there were approximately 1,470 shop-in-shops (excluding shop-in-shops installed by licensees and distributors) that feature GUESS? products (other than the GUESS Collection). We added or remodeled approximately 270 shop-in-shops in 2000.

         We have sales representatives in our showrooms in New York, Los Angeles, Dallas, Chicago and Atlanta. They coordinate with customers to determine the inventory level and product mix that should be carried in each store to maximize retail sell-throughs and enhance the customers' profit margins. The inventory level and product mix are then used as the basis for developing sales projections and product needs for each wholesale customer and for scheduling production. Additionally, we use merchandise coordinators, who work with the store to ensure that our products are appropriately displayed.

         A few of our domestic wholesale customers, including some under common ownership, have accounted for significant portions of our net revenue. During 2000, Bloomingdale's, Macy's and other affiliated stores owned by Federated Department Stores, Inc. together accounted for approximately 11.8% of our net revenue.

INTERNATIONAL BUSINESS

         We derive net revenue and earnings outside the United States from two principal sources:

         - sales of GUESS? brand apparel directly to 6 foreign distributors who distribute it to better department stores, upscale specialty retail stores and GUESS?-licensed retail stores operated by our international distributors, and

         -        royalties from licensees who manufacture and distribute GUESS?
                  brand products outside the United States. We sell products through distributors and licensees throughout Asia, South America, Europe, South Africa, Australia and the Middle East.

         At December 31, 2000, 248 GUESS? retail and outlet stores were owned and operated internationally by licensees and distributors, including 26 retail and seven factory outlet stores located in Canada which are operated by our 60% owned subsidiary. We have an option to acquire the remaining 40% of our Canadian subsidiary commencing December 31, 2001. Our retail store license agreements generally provide detailed guidelines for store fixtures and merchandising programs. The appearance, merchandising and service standards of these stores are closely monitored to ensure that our image and brand integrity are maintained. We have been advised by our distributors and licensees that in 2001 they plan to open 17 new retail stores and to remodel 19 existing locations. We also own and operate a flagship GUESS retail store in Florence, Italy.

LICENSE AGREEMENTS AND TERMS

         Our trademark license agreements customarily provide for a three- to five-year initial term with a possible option to renew prior to expiration for an additional multi-year period. In addition to licensing trademarks for products which complement our apparel products, we have granted trademark licenses for the manufacture and sale of GUESS? branded products similar to ours, including men's and women's denim and knitwear, in markets such as the Philippines, Canada, Mexico, Chile, South Africa, South Korea, Europe and Japan. Licenses granted to certain licensees that have produced high-quality products and have demonstrated solid operating performance, such as GUESS? Watches and GUESS? Eyewear, have been renewed and in some cases expanded to include new products or markets. In other cases, products that were formerly licensed, such as our women's knits, girls' and boys' lines, are now being produced in-house. The typical license agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee's net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products. In addition, certain licensees are required to contribute toward the protection of our trademarks within the territories granted to such licensees, thereby assisting us in our efforts to prevent counterfeiting and other trademark infringement in those territories.

         To protect the GUESS? trademark and brand, our Licensing Department meets regularly with licensees to ensure consistency with our overall merchandising and design strategies and to ensure uniformity and quality control. The Licensing Department approves in advance all GUESS? licensed products, advertising, promotional and packaging materials.

ADVERTISING AND MARKETING

         Our advertising, public relations and marketing strategy is designed to promote a consistent high impact image which endures regardless of changing consumer trends. Since our inception, Paul Marciano has had principal responsibility for the GUESS? brand image and creative vision. All worldwide advertising and promotional material is controlled through our Advertising Department based in Los Angeles. GUESS Jeans, GUESS U.S.A. and Guess?, Inc. images have been showcased in dozens of major publications and outdoor and broadcast media throughout the United States and the world.

         Our advertising strategy promotes the GUESS? image and products, with an emphasis on brand image. Our signature black and white print advertisements, as well as color print advertisements, have garnered prestigious awards, including Clio, Belding and Mobius awards for creativity and excellence. These awards, which we have received on numerous occasions, are generally given based on the judgment of prominent members of the advertising industry. We have maintained a high degree of consistency in our advertisements, using similar themes and images. We require our licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of GUESS? products in approved advertising, promotion and marketing.

         Our Advertising Department is responsible for media placement of all advertising worldwide, which includes approval of all advertising campaigns from our licensees and distributors. We use a variety of media which emphasizes print and outdoor advertising. We have focused advertisement placement in national and international contemporary fashion/beauty and lifestyle magazines including Vanity Fair, Harpers Bazaar, Elle, W and Details. By retaining control over our advertising programs, we are able to maintain the integrity of the GUESS? brand image while realizing substantial cost savings when compared to the use of outside agencies.

         We further strengthen communications with customers through our Web site (www.guess.com). This global medium enables us to provide timely information in an entertaining fashion to consumers about our history, GUESS? products and store locations and allows us to receive and respond directly to customer feedback.

SOURCING AND PRODUCT DEVELOPMENT

         We source products through numerous suppliers, many of whom have established long-term relationships with us. We seek to achieve the most efficient means for timely delivery of our high quality products. Our fabric specialists work with fabric mills in the United States, Mexico, Europe and Asia to develop woven and knitted fabrics that enhance the products' comfort, design and appearance. For a substantial portion of our apparel products, production planning takes place generally four to five months prior to the corresponding selling season. Delivery of certain basic products is accomplished through our Quick Response EDI (Electronic Data Interchange) replenishment system which ensures shipment of such products generally within 48 hours of receipt of customer orders.

         We do not own any production equipment other than cutting machinery. To remain competitive, in recent years we have increasingly been sourcing our finished products globally. During 2000, we sourced approximately 79% of our finished products from third-party suppliers located outside the United States. Most of these finished products are acquired as package purchases where we supply the design and fabric selection and the vendor supplies the finished product. Although we have long-term relationships with many of our vendors, we do not have long-term written agreements with them. Our production and sourcing staff in Los Angeles oversees aspects of apparel manufacturing, quality control and production, and researches and develops new sources of supply.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         Our products use a variety of raw materials, principally consisting of woven denim, woven cotton and knitted fabrics and yarns. Historically, we have had to make commitments for a significant portion of our fabric well in advance of sales. During the last few years we have been able to reduce our raw materials inventory by increasing the use of packaged purchases.

QUALITY CONTROL

         Our quality control program is designed to ensure that products meet our high quality standards. We monitor the quality of our fabrics prior to the production of garments and inspect prototypes of each product before production runs commence. We also perform random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in our distribution centers. We believe that our policy of inspecting our products at our distribution centers and at the vendors' facilities is important to maintain the quality, consistency and reputation of our products.

DISTRIBUTION CENTER

         We utilize distribution centers at strategically located sites. Until 1999, distribution of our products in the United States was centralized in our facility in Los Angeles, California, which we operate and lease from a related party. In January 2000, we opened a new, automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles. This facility was fully operational in the second quarter of fiscal year 2000. We also own ten percent of a licensee which operates a distribution center in Florence, Italy and services Europe. Additionally, we utilize a contract warehouse in Hong Kong which services the Pacific Rim.

         At our distribution center in Kentucky, we use fully integrated and automated distribution systems. The bar code scanning of merchandise, picking tickets and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to the distribution information systems. We continue to monitor our distribution center integration as our business grows and the center matures.

COMPETITION

         The apparel industry is highly competitive and fragmented, and is subject to rapidly changing consumer demands and preferences. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the GUESS? brand image. We compete with numerous apparel manufacturers and distributors and several well-known designers which have recently entered or re-entered the designer denim market. Our retail and factory outlet stores face competition from other retailers, including some of our major wholesale customers. Our licensed apparel and accessories also compete with a substantial number of designer and non-designer lines and various other well-known brands. Many of our competitors have greater financial resources than we do. Although the level and nature of competition differ among our product categories, we believe that we compete on the basis of our brand image, quality of design, workmanship and product assortment.

TRADEMARKS

         We own numerous trademarks, including GUESS?, GUESS, GUESS? and Triangle Design, Question Mark and Triangle Design, Baby GUESS, GUESS Kids, GUESS U.S.A. and GUESS Collection. At December 31, 2000, we had more than 2,200 U.S. and international registered trademarks or trademark applications pending with the trademark offices of the United States and in over 171 countries around the world. From time to time, we adopt new trademarks in connection with the marketing of new product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.

         Like many well-known brands, our trademarks are subject to infringement. We have staff devoted to the monitoring and aggressive protection of our trademarks worldwide.

WHOLESALE BACKLOG

         We maintain a model stock program in our basic denim products which allows us generally to replenish a customer's inventory within 48 hours. We typically receive orders for our fashion apparel 90 to 120 days prior to the time the products are delivered to stores. At February 28, 2001, we had unfilled wholesale orders, consisting primarily of orders for fashion apparel, of approximately $131.2 million, compared to $167.7 million for such orders at February 29, 2000. We expect to fill substantially all of these orders in 2001. The backlog of wholesale orders at any given time is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

EMPLOYEES

         We strongly believe that our employees ("associates") are one of our most valuable resources. At December 31, 2000, there were approximately 4,100 associates, including corporate personnel. Associates include approximately 1,000 in our wholesale operations and 3,100 in our retail operations.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

         See Note 13 to the Notes to the Consolidated Financial Statements for a discussion regarding our domestic and foreign operations.

ITEM 2.       PROPERTIES

Certain information concerning our principal facilities, all of which are leased at December 31, 2000, is set forth below:

                                                                                                        APPROXIMATE
                                                                                                          AREA IN
      LOCATION                                        USE                                                SQUARE FEET
- ------------------------           -----------------------------------------------------------------     -----------
1444 South Alameda Street          Principal executive and administrative offices, design                    492,000
Los Angeles, California            facilities, sales offices, distribution and warehouse facilities, production control, and sourcing

1610 Freeport Drive                Distribution and warehousing facility                                     500,000
Louisville, Kentucky

1385 Broadway                      Administrative offices, public relations, and showrooms                    36,000
New York, New York

Montreal, Canada                   Administrative offices, and retail store                                   97,000

Kowloon, Hong Kong                 Distribution and licensing coordination control                             5,200

Florence, Italy                    Administrative office and retail store                                      4,100

         Our corporate, wholesale and retail headquarters and certain production and warehousing facilities are located in Los Angeles, California and consist of six adjacent buildings totaling approximately 492,000 square feet. All of these properties are leased by us, and certain of these facilities are leased from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano, Paul Marciano and Armand Marciano and their families (the "Principal Stockholders") pursuant to leases that expire in July 2008. The total lease payments to these limited partnerships are $237,000 per month with aggregate minimum lease commitments to these partnerships at December 31, 2000 totaling approximately $21.5 million. See "Item 13. Certain Relationships and Related Transactions."

         During 1999, distribution of our products in the United States was centralized in our Los Angeles, California facility. In 2000, we leased a new, automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles. We also own ten-percent of a licensee, which leases and operates a distribution center in Florence, Italy and services Europe. Additionally, we lease a contract warehouse in Hong Kong, China which services the Pacific Rim.

         We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facility and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through March 2016. These facilities are located principally in the United States, with aggregate minimum lease commitments, at December
31, 2000, totaling approximately $340.4 million.

         The current terms of our store leases, excluding renewal options, expire as follows:

YEARS LEASE TERMS EXPIRE                                   NUMBER OF STORES
- ------------------------                                  -----------------
      2001-2003                                                  35
      2004-2006                                                  89
      2007-2009                                                  45
      2010-2012                                                  42
      Thereafter                                                  1

         We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations. See Notes 9 and 10 of the Notes to Consolidated Financial Statements for further information regarding current lease obligations.

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

On January 30, 2001, Guess?, Inc. Maurice Marciano, Armand Marciano, Paul Marciano, and Brian Fleming were named as defendants in a securities class action entitled David Osher v. Guess?, Inc., et al., filed in the United States District Court for the Central District of California. Seven additional class actions have been filed in the Central District, naming the same defendants: Robert M. Nuckols v. Guess?, Inc. et al., Brett Dreyfuss v. Guess?, Inc. et al., both filed February 1, 2001; Jerry Sloan v. Guess?, Inc., et al., filed February 6, 2001; Jerry Byrd v. Guess?, Inc., et al; filed February 13, 2001; Patrick and Kristine Liska v. Guess?, Inc., et al, filed February 14, 2001; Darrin Wegman v. Guess?, Inc., et al., filed February 22, 2001; and Rosie Gindie v. Guess?, Inc., et al., filed February 22, 2001. All eight complaints purport to state claims under Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and allege that defendants made materially false and misleading statements relating to the Company's inventory and financial condition during the class period. In Osher, Nuckols, Byrd, Wegman and Sloan, the class period is February 14, 2000 through January 26, 2001; in Dreyfuss, Liska and Gindie the class period is February 14, 2000 through November 9, 2000. We are awaiting Court approval of a stipulation to extend our time to respond until 45 days after a lead plaintiff has been appointed and has filed a consolidated amended complaint.

On March 15, 2001, a complaint was filed by Susan Goldman, derivatively on behalf of nominal defendant Guess?, Inc. against Bryan Isaacs, Alice Kane, Robert Davis, Armand Marciano, Paul Marciano, Maurice Marciano, Howard Socol and Guess?, Inc. in the Court of Chancery for the State of Delaware. The complaint alleges misappropriation of corporate information, insider trading and other purported breaches of fiduciary duty by the Company and its Board of Directors. Our response is due April 10, 2001.

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

No matters were submitted to a vote during the fourth quarter of fiscal year
2000.

                                   PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         Since August 8, 1996, the Company's Common Stock has been listed on the New York Stock Exchange under the symbol 'GES.' The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape:

                                              HIGH       LOW
                                             ------     ------
YEAR ENDED DECEMBER 31, 2000
First Quarter 2000                           $33.00     $18.63
Second Quarter 2000                           32.44      11.13
Third Quarter 2000                            23.13       9.25
Fourth Quarter 2000                           11.50       3.50

YEAR ENDED DECEMBER 31, 1999
First Quarter 1999                             9.50       4.88
Second Quarter 1999                           14.25       6.13
Third Quarter 1999                            16.63      10.38
Fourth Quarter 1999                           22.94      11.13

On March 12, 2001, the closing sales price per share of the Company's common Stock, as reported on the New York Stock Exchange Composite Tape, was $6.16. On March 12, 2001, there were 194 holders of record of the Company's Common Stock.

DIVIDEND POLICY

         We intend to use our cash flow from operations in 2001 principally to finance the expansion and remodel of our retail stores, shop-in-shop programs and operations. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The agreement governing our revolving credit facility and the indenture pursuant to which the Company's Senior Subordinated Notes, due 2003, were issued restrict the payment of dividends by the Company.

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

                                                                      Year Ended December 31,

                                                     2000         1999         1998         1997         1996
                                                   --------     --------     --------     --------     --------
                                                            (in thousands, except per share data)
STATEMENT OF EARNINGS DATA:
    Net revenue                                    $779,217     $599,650     $471,931     $515,372     $551,162
    Earnings from operations                         43,349       93,776       57,046       70,646       98,095
    Earnings before interest and income taxes        43,349       96,485       56,183       68,605       97,106
    Net earnings                                     16,493       51,900       25,111       37,511       66,741

SUPPLEMENTAL STATEMENTS OF EARNINGS DATA: ( 1)
    Earnings before income taxes and change
        in accounting principle (2)                  29,593       87,100       43,291       54,887       82,567
    Income taxes                                     13,100       35,200       18,180       21,337       33,241
    Net earnings                                     16,493       51,900       25,111       37,511       49,326
EARNINGS PER SHARE(3):
    Basic                                              0.38         1.21         0.59         0.87         1.18
    Diluted                                            0.38         1.20         0.59         0.87         1.18
Weighted number of shares outstanding --
  basic (3)                                          43,464       43,005       42,904       42,898       41,906
Weighted number of shares outstanding --
  diluted (3)                                        43,819       43,366       42,919       42,902       41,908

                                                              December 31,
                                     ------------------------------------------------------------
                                       2000         1999         1998         1997         1996
                                     --------     --------     --------     --------     --------
BALANCE SHEET DATA:
Working capital                      $ 96,289     $ 97,944     $101,310     $106,670     $ 76,821
Total assets                          419,683      369,036      263,772      287,814      239,306
Notes payable and long-term debt      103,781       83,363       99,000      141,517      127,316
Net stockholders' equity              175,156      167,355      100,409       75,330       34,928

(1) Reflects pro forma adjustments for 1996 for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation. Prior to the Company's IPO in August 1996, the Company had elected to be taxed as an S corporation for Federal income tax purposes. In certain states, the Company was taxed as an S corporation; in other states, the Company was taxed as a C corporation. Effective January 1, 1991, the Company elected to be treated as an S corporation for California tax purposes. As a result of the Company's IPO, all S corporation elections were terminated.

(2) Effective January 1, 1997, the Company changed its method of accounting for product display fixtures located in its wholesale customers' retail stores, whereby the costs for such fixtures are capitalized and amortized over five years using the straight-line method. In prior years, these costs had been expensed as incurred. The Company believes that this new method more closely matches the long-term benefit that the product display fixtures provide with the expected future revenue from such fixtures. The cumulative effect of the change in accounting principle, recorded in the first quarter of 1997, is calculated based upon the retroactive effect of applying the new accounting method to prior year fixture acquisitions. The cumulative effect of the change in accounting principle of $4.0 million ($0.09 per share) (after reduction for income tax expense of $2.7 million) is included in earnings for the year ended December 31, 1997. Excluding the cumulative effect of the change in accounting principle, the effect of the change during 1997 was to increase net earnings by approximately $6.2 million or $0.14 per share.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         We derive our net revenue from the sale of GUESS men's, women's, boys' and girls' apparel and our licensees' products through our network of retail and factory outlet stores primarily in the United States, from the sale of GUESS men's, women's, boys' and girls' apparel worldwide to wholesale customers and distributors, from net royalties from worldwide licensing activities, from the sale of GUESS apparel through the retail and wholesale channels of our 60% owned Canadian subsidiary, GUESS? Canada Corporation ("Guess Canada"), and from the sale of GUESS men's, women's, boys' and girls' apparel and our licensee products through our on-line store at www.guess.com.

         The business segments of the Company are wholesale, retail and licensing operations. Management evaluates segment performance based primarily on revenue and earnings from operations.

RESULTS OF OPERATIONS

The following table sets forth actual operating results for the 2000, 1999 and 1998 fiscal years as a percentage of net revenue:


                                                                              Year Ended December 31,
                                                                     -------------------------------------
                                                                       2000           1999          1998
                                                                     --------       --------      --------
Product sales                                                            95.2%          93.4%         92.2%
Net royalties                                                             4.8            6.6           7.8
                                                                     --------       --------      --------
    Total net revenue                                                   100.0          100.0         100.0
Cost of sales                                                            63.6           55.3          57.7
                                                                     --------       --------      --------
Gross profit                                                             36.4           44.7          42.3
Selling, general and administrative expenses                             29.9           28.5          30.2
Severance (recovery) related to distribution facility relocation         (0.2)           0.5            --
Restructuring and impairment charges                                      1.1             --            --
                                                                     --------       --------      --------
    Earnings from operations                                              5.6           15.7          12.1
Gain on disposition of property and equipment                              --            0.6            --
Interest, net                                                             1.8            1.6           2.7
Other net                                                                  --            0.2           0.2
                                                                     --------       --------      --------
    Earnings before income taxes                                          3.8           14.5           9.2
Income taxes                                                              1.7            5.9           3.9
                                                                     --------       --------      --------
    Net earnings                                                          2.1%           8.6%          5.3%
                                                                     ========       ========      =========


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

         NET REVENUE. Net revenue increased $179.5 million or 29.9% to $779.2 million for the year ended December 31, 2000 from $599.7 million for the year ended December 31, 1999.

Net revenue from retail operations increased $93.1 million or 31.1% to $392.5 million for the year ended December 31, 2000 from $299.4 million for the year ended December 31, 1999. The increase in net revenues was attributable to the volume generated by 56 new stores coupled with a 5.8% increase in comparable store sales. While comparable store sales were strong during the first six months of 2000, increasing 14.2%, our sales trends decelerated in the third quarter, and comparable store sales declined 3.7% in the fourth quarter of 2000, partly due to a challenging retail environment. These lower than expected sales trends also impacted our new stores, including the new stores in Canada and the Guess? Kids' stores.

Net revenue from wholesale operations increased $88.3 million or 33.9% to $348.9 million for the year ended December 31, 2000, from $260.6 million for the year ended December 31, 1999. Domestic and international wholesale operations net revenue increased, for the year ended December 31, 2000, by $61.0 million to $289.9 million and by $27.3 million to $59.0 million, respectively. Our domestic wholesale net revenue increased primarily as a result of the increased demand for fashion products in both our women's and men's lines. International wholesale operations net revenue increased primarily as a result of higher sales in Asia and the full-year inclusion of Guess Canada's operations which contributed $20.4 million in international wholesale net revenue for the 2000 year.

Net royalties decreased by $1.8 million or 4.6% to $37.8 million for the year ended December 31, 2000 from $39.6 million for the year ended December 31, 1999. The decrease in net royalties was related to the discontinuation of certain licenses and the impact of currency devaluation in European and Asian markets. Net revenue from international operations comprised 1.7% and 6.7% of net product royalties during 2000 and 1999, respectively.

         GROSS PROFIT. Gross profit increased 5.8% to $283.6 million for the year ended December 31, 2000 from $268.0 million for the year ended December 31, 1999. The increase in gross profit resulted from higher net revenue from product sales. Gross profit from product sales increased 7.6% to $245.8 million for the 2000 fiscal year from $228.4 million for the 1999 fiscal year.

Gross margin (gross profit as a percentage of total net revenue) decreased to 36.4% for the year ended December 31, 2000 from 44.7% for the year ended December 31, 1999. Gross margin from product sales decreased to 33.2% for the year ended December 31, 2000 from 40.8% for the year ended December 31, 1999.

The decrease in gross margin from product sales was experienced in both our retail and wholesale operations. Gross margin in our retail operation in fiscal year 2000 was negatively impacted by increased promotional markdowns to reduce excess inventory, inventory write-downs, higher shrinkage results and higher occupancy costs due to the lower sales productivity of new stores and rent expenses for stores not opened. Royalty revenues as a percentage of total net revenue decreased from 6.6% in 1999 to 4.8% in 2000. This reduced overall gross margins as royalty revenue has no associated cost of sales.

Gross margin in our wholesale domestic and international operations in fiscal year 2000 was negatively impacted by higher markdown and return allowances to department and specialty stores and sales to the off-price channels at prices below cost, or reduced margin in an effort to reduce excess inventory. In addition, the Company recorded special charges of approximately $10.3 million to reduce inventories to the lower of cost or market.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased to $233.2 million, or 29.9% of net revenues for the year ended December 31, 2000, from $171.0 million, or 28.5% of net revenues for the year ended December 31, 1999.

SG&A expenses increased 36.4% in 2000 compared to 1999 as a result of expenses necessary to operate new stores, higher costs at the new distribution facility, including start-up expenses and higher payroll due to lower productivity and higher unit volume, increased expenses incurred by Guess Canada, higher advertising expenses and consulting fees. During the first six months of 2000, we incurred start-up and other non-recurring pre-tax costs of $5.3 million relating to the relocation of our distribution operation to Kentucky. Additionally, at the beginning of the first quarter 2000, we revised our vacation pay policies to enhance employee benefits, which resulted in a one-time pre-tax charge of $1.3 million.

         SEVERANCE RECOVERY RELATED TO DISTRIBUTION FACILITY RELOCATION. In accordance with the requirements of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," the Company recorded a $3.2 million charge, in the second quarter ended June 26, 1999, for future severance costs of 460 employees related to the relocation of its distribution operations from Los Angeles to Louisville, Kentucky. As a result of employee transfers and attrition of 228 employees the severance costs actually incurred for Los Angeles-based employees was $1.7 million which has resulted in a recovery of $1.5 million of the severance charge in the second quarter of 2000. The Company successfully completed the transition of all product lines to the new distribution center during the second quarter of 2000. Because distribution operations were transferred to Kentucky, the Company does not expect to experience significant reduced employee expenses.

         RESTRUCTURING AND IMPAIRMENT CHARGES. During the fourth quarter ended December 31, 2000, the Company recorded restructuring charges including store closure costs primarily related to rent paid and esimated rent to be paid on idle lease facilities, lease exit costs and construction costs of stores abandoned during construction in the amount of $4.5 million. This is inclusive of charges of $0.8 million of asset impairments for under-performing stores that the Company plans to close. Cash payments of approximately $1.7 million consisting primarily of estimated rent to be paid on idle lease facilities and lease exit costs are anticipated to be paid during 2001. Annual rental savings from these closures should approximate $1.7 million per year. Annual depreciation expense savings from these closures is not expected to be significant.

         The Company also recorded an additional $4.1 million of charges to write-down the value of certain impaired assets, including fixed assets related to unprofitable stores and an investment the Company has in an internet company. Related annual depreciation is expected to be reduced by approximatley $0.3 million.

         EARNINGS FROM OPERATIONS. Earnings from operations were $43.3 million in 2000 as compared to $93.8 million in 1999, a decrease of $50.5 million or 53.8%. The decrease in earnings from operations for the retail operating segment to $3.4 million in 2000, from $37.1 million in 1999 resulted principally from store restructuring and impairment charges of $6.2 million as discussed above, higher occupancy costs and higher new store expenses. The decrease in earnings from operations for the wholesale operating segment to $9.2 million in 2000 from $25.1 million in 1999 resulted principally from increased markdown and return allowances, start-up and other non-recurring costs related to the relocation of our distribution operation and increased SG&A expenses. Earnings from operations for the licensing operating segment decreased to $30.8 million in 2000, from $31.6 million in 1999 principally due to fewer licenses in 2000.

         INTEREST EXPENSE, NET. Interest expense, net, increased to $13.8 million for the year ended December 31, 2000 from $9.4 million for the year ended December 31, 1999. This increase resulted from higher outstanding average debt, due to higher inventory levels throughout the year and significant capital expenditures during 2000. For the year ended December 31, 2000, the average debt balance was $131.6 million, with an average effective interest rate of 9.0%. For the year ended December 31, 1999, the average debt balance was $93.1 million, with an average effective interest rate of 9.5%.

         INCOME TAXES. The income tax provision for the year ended December 31, 2000 was $13.1 million, or a 44.3% effective tax rate. The income tax provision for the year ended December 31, 1999 was $35.2 million, or a

40.4% effective tax rate. The effective tax rate for 2000 was negatively impacted by a foreign subsidiary loss and potential income tax liabilities as a result of federal and certain state income tax audits.

         NET EARNINGS. Net earnings decreased to $16.5 million for the year ended December 31, 2000 from $51.9 million for the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

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

Net revenue from wholesale operations increased $48.1 million or 22.6% to $260.6 million for the year ended December 31, 1999 from $212.5 million for the year ended December 31, 1998. Domestic and international wholesale operations net revenue increased, for the year ended December 31, 1999, by $40.6 million to $228.7 million and by $7.4 million to $31.9 million, respectively. Our domestic wholesale net revenue increased primarily as a result of the increased demand for fashion products in both of our women's and men's lines. International wholesale operations net revenue increased due primarily to increased sales from the European market, partially offset by soft performance in the Asian and South American markets. GUESS Canada contributed $12.1 million in international net revenues during the second half for the year ended December 31, 1999. Net royalties increased $2.8 million or 7.7%, to $39.6 million for the year ended December 31, 1999 from $36.8 million for the year ended December 31, 1998. The increase in net royalties was primarily due to settlements and adjustments related to us terminating licensees, partially offset by us discontinuing certain licenses that were brought back in-house and the continuing economic turmoil and currency devaluation in Asian markets. Net revenue from international operations comprised 6.7% and 5.6% of net product revenue during 1999 and 1998, respectively.

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

Furthermore, during the fourth quarter of 1999, we enhanced our ability to estimate reserves through improved processes and more current and accurate data. As a result, we revised our estimate of certain reserves. This resulted in a reduction of cost of sales of $2.3 million and an increase in gross margin of $2.3 million or 2.4%.

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

         SEVERANCE (RECOVERY) RELATED TO DISTRIBUTION FACILITY RELOCATION. In accordance with the requirements of EITF 94-3, "Liability for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," we recorded a $3.2 million charge for future severance costs related to the relocation of our distribution operations from Los Angeles, California to Louisville, Kentucky.

         EARNINGS FROM OPERATIONS . Earnings from operations increased 64.4% to $93.8 million, or 15.6% of net revenue, for the year ended December 31, 1999 from $57.0 million, or 12.1% of net revenue, for the year ended December 31, 1998. The increase was primarily due to higher revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

         During our fiscal year 2000, we relied primarily on borrowings under our $125.0 million Credit Agreement ("Credit Facility"), trade credit and internally generated funds to finance our operations and expansion. Net cash provided by operating activities decreased $57.1 million to $30.2 million for the year ended December 31, 2000, from $87.3 million for the year ended December 31, 1999. The decrease in the current year was primarily due to lower earnings. At December 31, 2000, we had working capital of $96.3 million compared to $97.9 million at December 31, 1999. The net decrease in working capital was primarily attributable to decreases in short-term investments and receivables, increases in inventories and other current assets, partially offset by increases in accounts payable and an increase in current installments of notes payable and long-term debt. The most significant changes were represented by short-term investments, which decreased by $26.2 million due to the sale of investments to fund the business expansion, inventories, which increased $37.6 million due to new stores and growth in the wholesale business and accounts payable, which increased $22.3 million as a result of increased inventories.

         On December 3, 1999, we entered into a Credit Facility with Chase Manhattan Bank that replaced our $100.0 million revolving credit facility entered into in March 1997. The Credit Facility provides us with a $125.0 million revolving credit facility subject to a borrowing base calculation and is secured by inventory and accounts receivable including a $50.0 million sub-limit for letters of credit. The Credit Facility bears interest at the London Interbank Offered Rate ("LIBOR") plus a range as defined or the greater of the Prime rate, the base CD rate plus 100 basis points or the Federal Funds Effective Rate (collectively "ABR") plus a range as defined depending on the duration and type of loan facility. The Credit Facility expires on October 31, 2002. Borrowing under the Credit Facility primarily funded capital projects and growth in inventories. At December 31, 2000, we had $22.4 million outstanding borrowings under the Credit Facility, $17.6 million in outstanding documentary letters of credit and $4.0 million in standby letters of credit. At December 31, 2000, we had $81.0 million available for future borrowings under the Credit Facility. The Credit Facility contains restrictive covenants requiring, among other things, the maintenance of certain financial ratios. As a result of lower than expected financial results in the fourth quarter and fiscal year 2000, the Company was in non-compliance with the terms of the Credit Facility regarding the fixed charge coverage ratio required for the twelve-month period ended December 31, 2000. On March 27, 2001 the Company's bank lenders agreed to amend the Credit Facility Agreement to cure all past non-compliance and revise certain terms, including modifications to the financial covenants, the addition of a liquidity ratio and an amendment to the range of interest rates based on the leverage ratio as follows: LIBOR plus 100 basis points to LIBOR plus 225 basis points, ABR to ABR plus 125 basis points and commitment fees of 25 basis points to 62.5 basis points. Accordingly, the Company is presently in full compliance with all the terms of the Credit Facility, as amended.

         The Company has also agreed to provide long-term financing of up to $13.4 million to Guess Canada to expand its retail operations, of which $12.3 million was outstanding as of December 31, 2000. The remaining funding is being provided on an as-needed basis.

         Capital expenditures, net of lease incentives granted, totaled $79.1 million for 2000 and $62.0 million for 1999. The increase in capital expenditures was due primarily to our increase in store openings and remodels, the retail expansion of Guess Canada, our expansion of shop-in shops in department stores and investments in our systems infrastructure. Capital expenditures by our retail operating segment increased to $57.3 million in 2000 from $26.5 million in 1999 primarily due to retail store expansion and store remodels. Capital expenditures by our wholesale operating segment decreased to $21.8 million in 2000 from $35.5 million in 1999 as the distribution facility construction costs were primarily incurred in 1999. Our capital expenditures planned for 2001 are approximately $40.0 million, primarily for retail store expansion, including our expansion in Canada, store remodelings, investments in systems and shop-in-shop expansion and enhancements.

         We anticipate we will be able to satisfy our ongoing cash requirements through 2001, including retail expansion plans and interest payments on our senior subordinated notes due 2003 (such interest payments paid by us during 2000 amounted to $7.6 million), primarily with cash flow from operations, supplemented by borrowings under our Credit Facility.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

         Various forward-looking statements have been made in this Form 10-K. Forward-looking statements may also be in our other reports filed under the Securities Exchange Act of 1934, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements.

         Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Certain statements in this Form 10-K, including those relating to our expected results, the accuracy of data relating to, and anticipated levels of, our future inventory and gross margins, our anticipated cash requirements and sources, our cost containment efforts, our plans regarding store openings and closings and our business seasonality, are forward-looking statements. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. In addition to the factors discussed below, the economic and other factors identified elsewhere in this Form 10-K, as well as the risk factors discussed in our previously filed public documents, could affect the forward-looking statements contained herein and therein.

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

Important factors which could have a material adverse effect on our financial condition and results of operations and could cause actual results in future periods to differ materially from our forward-looking statements, as well as affect our ability to achieve our financial and other goals, include, but are not limited to, the following:

- -    The lack of continued availability of sufficient working capital.

- -    Our inability to integrate new stores into existing operations.

- -    The decline in continued desirability and customer acceptance of our existing and future products.

- -    Possible cancellation of wholesale orders.

- -    The success of our competitive products.

- -    Our inability to strengthen our inventory cost accounting
     controls and procedures.

- -    Our inability to identify and respond appropriately to changing consumer demands and fashion trends.

- -    A decision by the controlling owner of a group of department stores or any other significant customer to decrease the amount purchased from us or to cease carrying GUESS products.

- -    Our inability to control the quality, focus, image, financial stability or distribution of our licensed products, which could impact consumer receptivity to our products.

- -    Our failure to continue to enhance operating control systems.

- -    The outcomes of pending and future litigation.

- -    Factors beyond our control, such as which could have a material adverse effect on our ability to expand our network of retail stores. Our general failure to maintain and control our existing distribution and licensing arrangements or to procure additional distribution and licensing relationships.

- -    Changes in the economy.

- -    The extended loss of the services of one or more of our principal executive officers.

- -    Political instability resulting in the disruption of trade with the countries in which our contractors, suppliers or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds. Also, a substantial increase in customs duties, which could have an adverse effect on our financial condition or results of operations. These factors may be exacerbated by our increasing use of packaged purchase sourcing from non-United States vendors.

- -    The inability of a manufacturer to ship our products in a timely manner or to meet our quality standards.

- -    No assurance can be given that others will not assert rights in, or ownership of, trademarks and other proprietary rights of GUESS?. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued and subsequently amended by SFAS 137. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It is effective for fiscal years beginning after June 15, 2000. We believe the adoption of SFAS 133 will not have a material impact on our financial reporting.

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

         We may enter into derivative financial instruments, including forward exchange contracts, to manage foreign exchange risk on foreign currency transactions. These financial instruments can be used to protect us from the risk that the eventual net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Unrealized gains and losses on outstanding foreign currency exchange contracts, used to hedge future revenues and purchases, are not recorded in the financial statements but are included in the measurement of the related hedged transaction when realized. The Company will adopt SFAS 133 effective January 1, 2001. This could impact the Company's accounting of derivatives.

      FORWARD EXCHANGE           U.S. DOLLAR                                               FAIR VALUE IN U.S. $
         CONTRACTS               EQUIVALENT                 MATURITY DATE                  AT DECEMBER 31, 2000
      ----------------           -----------                -------------                  --------------------
      Canadian dollars          $  750,000     December 15, 2000 to January 16, 2001            $  764,161
      Canadian dollars           1,000,000     January 3, 2001 to January 31, 2001               1,017,948
      Canadian dollars           1,000,000     January 16, 2001 to February 16, 2001             1,016,547
      Canadian dollars             750,000     February 1, 2001 to February 28,2001                763,911

Based upon the rates at December 31, 2000, the cost to buy the equivalent
U.S. dollars discussed above was approximately $5.3 million Canadian currency.

At December 31, 2000, 76% of the Company's indebtedness contained a fixed interest rate of 9.5%. Substantially all of the Company's remaining indebtedness, including borrowings under its $125 million credit facility is at variable rates of interest. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. A 10% change in interest rate is not expected to significantly impact the Company's operating results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item can be found under the caption "Directors and Executive Officers" of the Company's Proxy Statement (the "Proxy Statement") to be distributed April 9, 2001, for the 2001 Annual Meeting of Stockholders to be held on May 14, 2001. Such information is incorporated herein by reference.

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

(b)      Reports on Form 8-K

         Our current report on Form 8-K dated May 8, 2000.

                                  GUESS?, INC.

                                    FORM 10-K

                          ITEMS 8, AND 14(a) AND 14(d)

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


1   Independent Auditors' Report                                                                          F-2
2   Audited Consolidated Financial Statements
         Consolidated Balance Sheets at December 31, 2000 and 1999                                        F-3
         Consolidated Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998         F-4
         Consolidated Statements of Stockholders' Equity and Comprehensive Income for the
             Years Ended December 31, 2000, 1999 and 1998                                                 F-5
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and
             1998                                                                                         F-6
         Notes to Consolidated Financial Statements                                                       F-7
3   Consolidated Financial Statement Schedule Valuation and Qualifying Accounts                          F-23

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Guess?, Inc.:

We have audited the accompanying consolidated financial statements of Guess?, Inc. and Subsidiaries as of December 31, 2000 and 1999 as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guess?, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      KPMG LLP

Los Angeles, California
    March 7, 2001, except for the penultimate paragraph of Note 10 and the second paragraph of Note 7, which are as of March 15, 2001 and March 27, 2001,respectively

                          GUESS?, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                             2000              1999
                                                                                         ------------      ------------
Current assets:
   Cash                                                                                  $     13,332      $      6,139
   Investments                                                                                    898            27,059
   Receivables, net of reserves                                                                34,383            39,673
   Inventories, net                                                                           144,220           106,624
   Prepaid expenses and other current assets                                                    9,671             8,861
   Prepaid income taxes                                                                         9,118             3,004
   Deferred tax assets                                                                         14,470             9,619
                                                                                         ------------      ------------
           Total current assets                                                               226,092           200,979

Property and equipment, at cost, net of accumulated depreciation and amortization             168,299           125,688
Other assets, at cost, net of accumulated amortization                                         25,292            42,369
                                                                                         ------------      ------------
                                                                                         $    419,683      $    369,036
                                                                                         ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current installments of notes payable and long-term debt                              $     13,801      $      7,475
   Accounts payable                                                                            84,043            61,736
   Accrued expenses                                                                            31,959            33,824
                                                                                         ------------      ------------
           Total current liabilities                                                          129,803           103,035

Notes payable and long-term debt, excluding current installments                              103,781            83,363
Other liabilities                                                                              10,943            14,236
                                                                                         ------------      ------------
                                                                                              244,527           200,634
Minority interest                                                                                  --             1,047
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value.  Authorized 10,000,000 shares; no shares issued
    and outstanding                                                                                --                --
   Common stock, $0.01 par value.  Authorized 150,000,000 shares; issued 63,594,219 and 63,335,743 shares at 2000 and 1999, outstanding 43,563,427 and 43,304,951
    shares at 2000 and 1999,  respectively                                                        146               141
   Paid-in capital                                                                            167,833           163,300
   Deferred compensation                                                                         (950)               --
   Retained earnings                                                                          160,936           144,443
   Accumulated other comprehensive income (loss)                                               (2,033)           10,247
   Treasury stock, 20,030,792 shares repurchased                                             (150,776)         (150,776)
                                                                                         ------------      ------------
     Net stockholders' equity                                                                 175,156           167,355
                                                                                         ------------      ------------
                                                                                         $    419,683      $    369,036
                                                                                         ============      ============


           See accompanying notes to consolidated financial statements

                          GUESS?, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    2000              1999              1998
                                                                ------------      ------------      ------------
Net revenue
    Product sales                                               $    741,412      $    560,012      $    435,128
    Net royalties                                                     37,805            39,638            36,803
                                                                ------------      ------------      ------------
                                                                     779,217           599,650           471,931
Cost of sales                                                        495,604           331,660           272,079
                                                                ------------      ------------      ------------

Gross profit                                                         283,613           267,990           199,852
Selling, general and administrative expenses                         233,186           171,014           142,806
Severance (recovery) related to distribution facility relocation      (1,545)            3,200                --
Restructuring and impairment charges                                   8,623                --                --
                                                                ------------      ------------      ------------

Earnings from operations                                              43,349            93,776            57,046

Other (income) expense:
    Gain on disposition of property and equipment                         --            (3,849)               --
    Interest, net                                                     13,756             9,385            12,892
    Other, net                                                            --             1,140               863
                                                                ------------      ------------      ------------
                                                                      13,756             6,676            13,755

Earnings before income taxes                                          29,593            87,100            43,291

Income taxes                                                          13,100            35,200            18,180
                                                                ------------      ------------      ------------

Net earnings                                                    $     16,493      $     51,900      $     25,111
                                                                ============      ============      ============

EARNINGS PER SHARE:
    Basic                                                       $       0.38      $       1.21      $       0.59
    Diluted                                                     $       0.38      $       1.20      $       0.59
WEIGHTED NUMBER OF SHARES OUTSTANDING
    Basic                                                             43,464            43,005            42,904
    Diluted                                                           43,819            43,366            42,919


           See accompanying notes to consolidated financial statements

                          GUESS?, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                            Accumulated
                                   Compre-                                                    Other
                                   hensive      Common    Paid-in    Deferred    Retained  Comprehensive   Treasury
                                   Income       Stock     Capital  Compensation  Earnings  Income (Loss)    Stock        Total
                                  ---------   ---------  ---------  ---------   ---------   ------------   ---------   ---------
Balance at December 31, 1997                  $     137  $ 158,589         --   $  67,432   $        (52)  $(150,776)  $  75,330
Comprehensive income:
   Net earnings                   $  25,111          --         --         --      25,111             --          --      25,111
   Foreign currency translation
     adjustment                         (32)         --         --         --          --            (32)         --         (32)
                                  ---------
   Total comprehensive income     $  25,079                                --
                                  =========   ---------  ---------  ---------   ---------   ------------   ---------   ---------


Balance at December 31, 1998                        137    158,589         --      92,543            (84)   (150,776)    100,409
Comprehensive income:
   Net earnings                   $  51,900          --         --         --      51,900             --          --      51,900
   Foreign currency translation
     adjustment                        (114)         --         --         --          --           (114)         --        (114)
   Unrealized gain on
     investments, net of
     tax effect                      10,445          --         --         --          --         10,445          --      10,445
                                  ---------
   Total comprehensive income     $  62,231
                                  =========

Issuance of common stock under
     stock option plan, net of
     tax effect                                       4      4,711         --          --             --          --       4,715
                                              ---------  ---------  ---------   ---------   ------------   ---------   ---------

Balance at December 31, 1999                        141    163,300         --     144,443         10,247    (150,776)    167,355
Comprehensive income:
   Net earnings                   $  16,493          --         --         --      16,493             --          --      16,493
   Foreign currency translation
     adjustment                          38          --         --         --          --             38          --          38
   Unrealized loss on
     investments, net of tax
     effect                         (12,318)         --         --         --          --        (12,318)         --     (12,318)
                                  ---------
   Total comprehensive income     $   4,213
                                  =========
Issuance of common stock under
     stock option plan, net of
     tax effect                                       3      3,585                    --             --          --       3,588

Deferred compensation                                 2        948       (950)        --             --          --          --
                                              ---------  ---------  ---------   ---------   ------------   ---------   ---------

Balance at December 31, 2000                  $     146  $ 167,833  $    (950)  $ 160,936   $    (2,033)   $(150,776)  $175,156
                                              =========  =========  =========   =========   ===========    =========   ========


           See accompanying notes to consolidated financial statements

                          GUESS?, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                         2000           1999           1998
                                                                     ------------   ------------   ------------
Cash flows from operating activities:
   Net earnings                                                      $     16,493   $     51,900   $     25,111
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization of property and equipment              33,311         25,589         22,571
      Amortization of other assets                                            881          1,296            931
      Deferred income taxes                                                (6,729)        (2,150)          (834)
      Loss (gain) on disposition of property and equipment                  3,340         (5,037)         1,483
      Other items, net                                                      1,039            869             (2)
      Changes in operating assets and liabilities:
        Accounts receivable                                                 5,290            558          3,637
        Inventories                                                       (37,596)        (9,155)         2,582
        Prepaid expenses and other assets                                  (4,307)        (6,369)        15,370
        Accounts payable                                                   22,308         19,393         (5,520)
        Accrued expenses and other liabilities                             (3,858)        10,410           (129)
                                                                     ------------   ------------   ------------
      Net cash provided by operating activities                            30,172         87,304         65,200

Cash flows from investing activities:
   Purchases of property and equipment, net of lease incentives           (79,134)       (61,957)       (13,306)
   Proceeds from the disposition of property and equipment                  3,133          7,106             14
   Net proceeds (purchases) from the sale of short-term investments        22,850        (14,711)       (11,900)
   Acquisition of interest in Guess? Canada                                    --         (2,027)            --
   Increase in long-term investments                                           --         (2,357)           842
   Acquisition of license                                                     (82)        (1,443)          (741)
                                                                     ------------   ------------   ------------
      Net cash used by investing activities                               (53,233)       (75,389)       (25,091)

Cash flows from financing activities:
   Proceeds from notes payable and long-term debt                         204,661          5,529        102,300
   Repayment of notes payable and long-term debt                         (177,916)       (20,658)      (144,817)
   Issuance of common stock                                                 3,588          3,534             --
                                                                     ------------   ------------   ------------
      Net cash provided by (used in) financing activities                  30,333        (11,595)       (42,517)

Effect of exchange rates on cash                                              (79)           (34)            57
Net increase (decrease) in cash                                             7,193            286         (2,351)
Cash at beginning of year                                                   6,139          5,853          8,204
                                                                     ------------   ------------   ------------
Cash at end of year                                                  $     13,332   $      6,139   $      5,853
                                                                     ============   ============   ============

Supplemental disclosures
  Cash paid during the year for:
    Interest                                                         $     11,951   $     10,358   $     15,095
    Income taxes                                                     $     24,604   $     37,236   $      3,704



           See accompanying notes to consolidated financial statements

                          GUESS?, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Guess?, Inc. (the "Company" or "Guess") designs, markets, distributes and licenses leading lifestyle collections of casual apparel and accessories for men, women and children that reflect the American lifestyle and European fashions sensibilities. The Company designs are sold in Guess' owned stores, to a network of wholesale accounts that includes primarily better department stores, selected specialty retailers and upscale boutiques and through the Internet. Guess branded products, some of which are produced under license, are also sold internationally through a series of licensees and distributors.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Guess?, Inc. and its wholly-owned foreign subsidiary, Guess Europe, B.V., a Netherlands corporation ("GEBV"), and its majority-owned subsidiary GUESS? Canada Corporation ("Guess Canada," formerly named Strandel Inc.), a Canadian corporation. GEBV holds three wholly-owned subsidiaries: Ranche, Limited, a Hong Kong corporation ("Ranche"), Guess Asia, a Hong Kong corporation, and Guess Italia, S.r.l., an Italian corporation ("Guess Italia"). Guess holds a 60% interest in Guess Canada. Accordingly, all references herein to "Guess?, Inc." include the consolidated results of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated during the consolidation process.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

The reconciliation of basic to diluted weighted average shares is as follows (in thousands):

                                                             2000         1999         1998
                                                           --------     --------     --------

Weighted average shares used in basic computations           43,464       43,005       42,904
Dilutive stock options                                          355          361           15
                                                           --------     --------     --------

   Weighted average shares used in diluted computation       43,819       43,366       42,919
                                                           ========     ========     ========

Options to purchase 550,000, 467,000 and 1,036,000 shares of Common Stock at prices ranges from $17.64 to $27.31, $10.88 to $16.38 and $5.50 to $11.00 were outstanding during 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the shares of Common Stock.

CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. The Company maintains cash with various major financial institutions and performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any institution. The Company extends credit to corporate customers based upon an evaluation of the customer's financial condition and credit history and generally requires no collateral. The Company's customers are principally located throughout North America, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. However, such credit risk is considered limited due to the Company's large customer base. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company's credit losses for the periods presented are insignificant and have not significantly exceeded management's estimates. A few of the Company's domestic wholesale customers, including some under common ownership, have accounted for significant portions of its net revenue. Bloomingdale's, Macy's and other affiliated stores owned by Federated Department Stores, Inc. together accounted for approximately 11.8% and 12.4% of the Company's net revenue in 2000 and 1999, respectively.

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization of property and equipment are provided using the straight-line and declining balance methods over the following useful lives:

         Building and building improvements                  10 to 31 years
         Land improvements                                          5 years
         Machinery and equipment                               3 to 5 years
         Corporate aircraft                                        10 years
         Corporate vehicles                                         3 years
         Shop fixtures                                              5 years

Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Construction in progress is not depreciated until the related asset is completed.

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 10 to 15 years. Accumulated amortization totaled $4,470,000 and $3,589,000 at December 31, 2000 and 1999, respectively.

FOREIGN CURRENCY TRANSLATION

In accordance with SFAS No. 52, "Foreign Currency Translation," assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year-end rates, while income and expenses are translated at the weighted-average exchange rates for the year. The related translation adjustments are reflected as a foreign currency translation adjustment in other comprehensive income as a separate component of stockholders' equity.

HEDGING ACTIVITIES

At December 31, 2000, the Company had forward exchange contracts to purchase $3.5 million U.S. currency for approximately $5.3 million Canadian currency.

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

COMPREHENSIVE INCOME

Comprehensive income consists of net earnings, unrealized gains or losses on investments and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income.

BUSINESS SEGMENT REPORTING

The Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The business segments of the Company are wholesale, retail and licensing operations. Information regarding these segments is summarized in Note 13.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's financial instruments, which principally include cash, short-term investments, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. Long-term investments are recorded at fair value.

The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 2000 and 1999, the carrying value of all financial instruments was not materially different from fair value, as the fixed rate debt approximates rates currently available to the Company.

LONG-LIVED ASSETS

The Company reports long-lived assets, including intangibles, at amortized cost. Long-lived assets and intangibles, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this assessment indicates that the assets will not be recoverable, as determined by the non-discounted cash flow generated by the asset, the carrying value of the Company's long-lived assets would be reduced to its estimated fair market value based on the discounted cash flows.

ADVERTISING COSTS

The Company expenses the cost of advertising as incurred. Advertising expenses charged to operations for the years ended December 31, 2000, 1999 and 1998 were $29.7 million, $24.5 million, and $18.0 million, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform with the 2000 presentation.

(2)      INVESTMENTS

At December 31, 2000, short-term investments consist $0.9 million of marketable securities available for sale. At December 31, 1999, short-term investments of $27.1 million consist mostly of overnight interest-bearing deposit accounts.

Long-term investments consist of certain marketable equity securities aggregating $447,000 and $21.8 million at December 31, 2000 and 1999, respectively and are included in other assets in the accompanying consolidated balance sheets. Unrealized gains (losses) related to marketable equity securities at December 31, 2000 and 1999 amounted to ($1.9) million and $11.2 million, respectively, net of deferred tax assets (liabilities) of $1.3 million and ($7.6) million, respectively, and are included as a component of stockholders' equity. During 2000, the Company recorded an impairment charge related to a certain long-term marketable equity security. See Note 16.

(3)      ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables, less reserves aggregating $15,811,000 and $8,863,000, and royalty receivables, less allowance for doubtful accounts of $841,000 and $1,258,000 at December 31, 2000 and 1999, respectively.

(4)      INVENTORIES

Inventories are summarized as follows (in thousands):

                                         2000         1999
                                       --------     --------
        Raw materials                  $  9,986     $  8,514
        Work in process                   6,727        6,740
        Finished goods - retail          57,702       45,750
        Finished goods - wholesale       69,805       45,620
                                       --------     --------

                                       $144,220     $106,624
                                       ========     ========


As of December 31, 2000, 1999 and 1998 the Company reduced inventories for lower of cost or market by $12.9 million, $2.9 million and $3.9 million, respectively, by charging cost of sales in each respective year.

(5)      PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):

                                                             2000         1999
                                                           --------     --------
        Land and land improvements                         $  4,586     $  5,734
        Building and building improvements                    7,306        8,462
        Leasehold improvements                               95,491       67,821
        Machinery and equipment                             131,024       86,790
        Corporate aircraft                                    6,601        6,601
        Shop fixtures                                        38,929       31,347
        Construction in progress                             10,573       23,842
                                                           --------     --------
                                                            294,510      230,597
        Less accumulated depreciation and amortization      126,211      104,909
                                                           --------     --------
                                                           $168,299     $125,688
                                                           ========     ========


Construction in progress at December 31, 2000 and 1999 represents the costs associated with the construction of buildings and improvements used in the Company's operations and other capitalizable expenses in progress. During the years ended December 31, 2000, and 1999, $0.4 million of interest costs were capitalized in construction in progress. No interest costs were capitalized for the year ended December 31, 1998.


(6)     OTHER ASSETS

Other assets is summarized as follows (in thousands):

                                                             2000         1999
                                                           --------     --------
        Goodwill, net of accumulated amortization          $11,279       $12,352
        Deferred tax assets                                  6,132            --
        Long-term investments                                  447        21,771
        Artwork                                              3,712         3,712
        Other                                                3,722         4,534
                                                           -------       -------
                                                           $25,292       $42,369
                                                           =======       =======

(7)      NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt are summarized as follows (in thousands):

                                                                              2000         1999
                                                                            --------     --------
9 1/2% Senior Subordinated Notes due 2003                                   $ 79,562     $ 79,562
$125 million revolving credit line                                            22,400           --
Revolving bank loan bearing interest at 1.75% above the Canadian prime rate plus an amount equal to 0.5% per month of the average outstanding balance, payable on demand, but commencing
    January 1, 2001 by way of 24 equal consecutive minimum payments            3,322        2,770
Advances under a demand line of credit of $17,347 with advances thereon
     bearing interest at the Canadian prime rate plus 1%                      11,786        6,818

Other obligations, maturing in varying amounts through 2004                      512        1,688
                                                                            --------     --------
                                                                             117,582       90,838
Less current installments                                                     13,801        7,475
                                                                            --------     --------
Long-term debt, excluding current installments                              $103,781     $ 83,363
                                                                            ========     ========

In December 1999, the Company entered into a $125 million Credit Agreement ("Credit Facility"), subject to a borrowing base calculation. The Credit Facility provides the Company with a revolving credit line, which includes a $50 million sub-limit for letters of credit. Outstanding borrowings are secured by inventory and accounts receivable. The Credit Facility bears interest at the London Interbank Offered Rate ("LIBOR") plus a range as defined or the greater of the Prime rate, the base CD rate plus 100 basis points or the Federal Funds rate (collectively "ABR") plus a range as defined depending on the duration and type of loan facility. The credit facility expires on October 31, 2002. At December 31, 2000, the Company had $22.4 million of outstanding borrowings under the Credit Facility, $4.0 million in outstanding standby letters of credit and $17.6 million in outstanding documentary letters of credit. At December 31, 2000, the Company had $81.0 million available for future borrowings under such facility. At December 31, 2000, the weighted average interest rate on the outstanding borrowings was 9.4%. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial fixed charge ratios. At December 31, 2000, the Company was in technical non-compliance with the fixed charge ratio covenant. On March 27, 2001, the Company's bank lenders agreed to amend the Credit Facility Agreement to cure non-compliance and revise certain terms, including modifications to the financial covenants, the addition of a liquidity ratio and an amendment to the range of interest rates based on the leverage ratio as follows: LIBOR plus 100 basis points to LIBOR plus 225 basis points, ABR to ABR plus 125 basis points and commitment fees of 25 basis points to 62.5 basis points. Accordingly, the Company is presently in compliance with all terms of the Credit Facility, as amended.

Maturities of long-term debt at December 31, 2000 are as follows:

        2001                $  13,801
        2002                   24,042
        2003                   79,581
        2004                      158
                             --------
                             $117,582
                             ========

The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time at various redemption prices. During 1999, the Company repurchased $19.4 million of its Senior Subordinated Notes.

(8)      INCOME TAXES

Income taxes are summarized as follows (in thousands):

                                            Year ended December 31,
                                            -----------------------
                                       2000          1999          1998
                                     --------      --------      --------
        Federal:
            Current                  $ 17,276      $ 32,508      $ 14,477
            Deferred                   (5,602)       (2,464)          793
        State:
            Current                     3,594         5,202         2,459
            Deferred                   (1,127)          314            41
        Foreign:
            Current                    (1,041)         (360)          410
                                     --------      --------      --------
                                     $ 13,100      $ 35,200      $ 18,180
                                     ========      ========      ========

Actual income taxes differ from expected income taxes obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows (in thousands):

                                                              Year ended December 31,
                                                              -----------------------
                                                         2000         1999          1998
                                                       --------     --------      --------
        Computed "expected" tax expense                $ 10,357     $ 30,485      $ 15,152
        State taxes, net of Federal benefit               2,210        3,586         1,625
        Foreign taxes (benefit)                             239         (273)          (14)
        U.S. tax and foreign withholding tax on
           Foreign distributions                             --           --           739
        Other                                               294        1,402           678
                                                       --------     --------      --------
                                                       $ 13,100     $ 35,200      $ 18,180
                                                       ========     ========      ========

Total income taxes were allocated as follows (in thousands):


                                        Year ended December 31,
                                        -----------------------
                                   2000          1999         1998
                                 --------      --------     --------
        Operations               $ 13,100      $ 35,200     $ 18,180
        Stockholders' equity      (10,769)        6,451           --

                                 --------      --------     --------
        Total income taxes       $  2,331      $ 41,651     $ 18,180
                                 ========      ========     ========

The tax effects of temporary differences that give rise to significant portions of current and non-current deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below (in thousands):

                                                    2000         1999
                                                  --------     --------
        Deferred tax assets:
            Retail store closure reserves         $  1,128     $    269
            Deferred lease incentives                1,991        1,718
            Rent expense                             2,114        2,161
            Uniform capitalization adjustment        3,008        2,194
            State income taxes                         367        1,471
            Bad debt and other reserves              4,810        2,904
            Severance reserve                           --        1,378
            Unrealized loss on investments           2,269           --
            Other                                    6,640        2,602
                                                  --------     --------
               Total deferred assets                22,327       14,697
        Deferred tax liabilities                     1,725        9,640
                                                  --------     --------
        Net deferred tax assets                   $ 20,602     $  5,057
                                                  ========     ========

Included above at December 31, 2000 and 1999 are $14.5 million and $9.6 million for current deferred tax assets, respectively, and $6.1 million non-current deferred tax assets, included in other assets, and $4.5 million non-current deferred tax liabilities at December 31, 2000 and 1999, respectively.

Prepaid income taxes of $9.1 million and $3.0 million at December 31, 2000 and 1999, respectively, arise from the overpayment of estimated income taxes. The Company filed a federal quick tax refund and received an $8.0 million refund in February 2001.

Based on the historical earnings of the Company, management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.

(9)     RELATED PARTY TRANSACTIONS

The Company is engaged in various transactions with entities affiliated with trusts for the respective benefit of Maurice, Paul and Armand Marciano (the "Marciano Trusts").

LICENSE AGREEMENTS AND LICENSEE TRANSACTIONS

On September 28, 1990, the Company entered into a license agreement with Charles David of California ("Charles David"). Charles David is controlled by the father-in-law of Maurice Marciano. The Marciano Trusts and Nathalie Marciano (the spouse of Maurice Marciano) together own 50% of Charles David, and the remaining 50% is owned by the father-in-law of Maurice Marciano. The license agreement grants Charles David the rights to manufacture worldwide and distribute worldwide (except Japan and certain European countries) for men, women and some children, leather and rubber footwear which bear the Guess trademark. The license also includes related shoe care products and accessories.

Gross royalties earned by the Company under such license agreement for the fiscal years ended December 31, 2000, 1999 and 1998 were $2.1 million, $1.9 million and $1.4 million, respectively. Additionally, the Company purchased $8.7 million, $8.4 million and $6.1 million of products from Charles David for resale in the Company's retail stores during the same periods.

In May 1997, the Company sold substantially all of the assets and liabilities of Guess? Italia to Maco Apparel, S.p.a. ("Maco"). The effect of the net asset disposal was immaterial to the Company's results of operations. In connection with this sale, the Company also purchased a 10% ownership interest in Maco and entered into an approximate 10-year license agreement with Maco granting it the right to manufacture and distribute certain men's and women's jeanswear apparel, which bear the Guess trademark, in certain parts of Europe. In addition to royalty fees, the Company will also receive $14.1 million over a four-year period in consideration of the grant of the license rights for men's and women's jeanswear apparel. During 2000, 1999 and 1998 the Company recorded $2.8 million in revenue in connection with the grant of such license rights. Additionally, the Company also recorded $3.0 million, $3.2 million and $2.3 million in royalty fees related to product sales in 2000, 1999 and 1998, respectively. Effective March 1, 1998, the Company also entered into an approximate nine-year license agreement with Maco granting it the right to manufacture and distribute kid's jeanswear, which bear the Guess trademark, in certain parts of Europe. No significant revenue was recorded related to the grant of this license agreement.

On August 4, 1999, the Company completed its purchase of an additional 40% of Guess? Canada whereby the Company's ownership has been increased to 60%. As part of the transaction, the Company paid $2.0 million and will provide long-term debt financing of up to $13.4 million to Guess Canada to expand its Canadian retail operations of which $12.3 million was outstanding as of December 31, 2000. The remaining funding is being provided on an as-needed basis. The Company has an option to acquire the remaining 40% of Guess Canada that becomes exercisable commencing December 31, 2001. The acquisition was accounted for as a purchase and the results of Guess Canada are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounting to $1.1 million is allocated to goodwill and is being amortized over 15 years. The operating results of Guess? Canada are immaterial to the Company's consolidated financial statements.

LEASES

The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of its affiliates. There are two leases in effect at December 31, 2000, both of which expire in July 2008. The total lease payments to these limited partnerships are currently $237,000 per month. Additionally, the Company is also on a month to month lease for another storage facility. Aggregate lease payments under leases in effect for the fiscal years ended December 31, 2000, 1999 and 1998 were $2.8 million, $2.7 million, and $2.7 million, respectively.

(10)      COMMITMENTS AND CONTINGENCIES

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

Future minimum rental payments under non-cancelable operating leases at December 31, 2000 are as follows:

Year ending December 31, (in thousands):

                                   Non
                                  Related     Related
                                  Parties     Parties       Total
                                 --------     --------     --------
        2001                     $ 45,088     $  2,839     $ 47,927
        2002                       46,004        2,839       48,843
        2003                       44,991        2,839       47,830
        2004                       42,058        2,839       44,897
        2005                       37,542        2,839       40,381
        Thereafter                124,729        7,331      132,060
                                 --------     --------     --------
                                 $340,412     $ 21,526     $361,938
                                 ========     ========     ========

Rental expense for all operating leases during the years ended December 31, 2000, 1999, and 1998 aggregated $36.1 million, $34.9 million, and $27.1 million, respectively.

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

On January 30, 2001, Guess?, Inc. Maurice Marciano, Armand Marciano, Paul Marciano, and Brian Fleming were named as defendants in a securities class action entitled David Osher v. Guess?, Inc., et al., filed in the United States District Court for the Central District of California. Seven additional class actions have been filed in the Central District, naming the same defendants: Robert M. Nuckols v. Guess?, Inc. et al., Brett Dreyfuss v. Guess?, Inc. et al., both filed February 1, 2001; Jerry Sloan v. Guess?, Inc., et al., filed February 6, 2001; Jerry Byrd v. Guess?, Inc., et al; filed February 13, 2001; Patrick and Kristine Liska v. Guess?, Inc., et al, filed February 14, 2001; Darrin Wegman v. Guess?, Inc., et al., filed February 22, 2001; and Rosie Gindie v. Guess?, Inc., et al., filed February 22, 2001. All eight complaints purport to state claims under Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and allege that defendants made materially false and misleading statements relating to the Company's inventory and financial condition during the class period. In Osher, Nuckols, Byrd, Wegman and Sloan, the class period is February 14, 2000 through January 26, 2001; in Dreyfuss, Liska and Gindie the class period is February 14, 2000 through November 9, 2000. We are awaiting Court approval of a stipulation to extend our time to respond until 45 days after a lead plaintiff has been appointed and has filed a consolidated amended complaint.

On March 15, 2001, a complaint was filed by Susan Goldman, derivatively on behalf of nominal defendant Guess?, Inc. against Bryan Isaacs, Alice Kane, Robert Davis, Armand Marciano, Paul Marciano, Maurice Marciano, Howard Socol and Guess?, Inc. in the Court of Chancery for the State of Delaware. The complaint alleges misappropriation of corporate information, insider trading and other purported breaches of fiduciary duty by the Company and its Board of Directors. Our response is due April 10, 2001.

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

(11)     SAVINGS PLAN

The Company established the Guess?, Inc. Savings Plan (the "Savings Plan") under
Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees ("associates") may contribute up to 15% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 1.5% of the associates' annual compensation. The Company's contributions to the Savings Plan for the year ended December 31, 2000, amounted to $0.4 million, and was $0.3 million for each of the years ended December 31, 1999 and 1998.

(12)     QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999 (in thousands, except per share data):

                                   First        Second         Third        Fourth
                                  Quarter       Quarter       Quarter       Quarter
                                 ---------     ---------     ---------     ---------
Year ended December 31, 2000
- ----------------------------
Net revenue                      $ 188,844     $ 177,681     $ 216,363     $ 196,329
Gross profit                        79,146        69,379        77,157        57,931
Net earnings (loss)                 14,408         6,811         8,363       (13,089)
Earnings (loss) per share:
     Basic                       $    0.33     $    0.16     $    0.19     $   (0.30)
     Diluted                     $    0.33     $    0.16     $    0.19     $   (0.30)



                                   First        Second         Third        Fourth
                                  Quarter       Quarter       Quarter       Quarter
                                 ---------     ---------     ---------     ---------
Year ended December 31, 1999
- ----------------------------
Net revenue                      $ 129,052     $ 119,557     $ 155,547     $ 195,494
Gross profit                        54,028        55,035        65,261        93,666
Net earnings                        11,486         7,017        14,235        19,162
Earnings per share:
     Basic                       $    0.27     $    0.16     $    0.33     $    0.45
     Diluted                     $    0.27     $    0.16     $    0.33     $    0.44

The quarterly information presented herein for the quarters ended April 1, July 1, and September 30, 2000, presents information as amended in the Forms 10-Q/A to be filed on April 2, 2001.

During the fourth quarter of 2000, the Company recorded special charges of $15.6 million principally related to $5.7 million of inventory write-downs to value its inventory at the lower of cost or market; $4.5 million of restructuring charges related to underperforming stores that the Company plans to close and for new stores that the Company has decided not to open; $4.1 million to write-down permanently impaired assets, including fixed assets related to unprofitable stores and an investment in an internet company; and $1.3 million of other charges. The inventory provisions have been included in cost of sales.

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

(13)     SEGMENT INFORMATION

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

Segment information is summarized as follows for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                               Year ended December 31,
                                               -----------------------
                                          2000         1999         1998
                                        --------     --------     --------
          Net revenue:
            Retail operations           $392,539     $299,384     $222,624
            Wholesale operations         348,873      260,628      212,504
            Licensing operations          37,805       39,638       36,803
                                        --------     --------     --------
                                        $779,217     $599,650     $471,931
                                        ========     ========     ========

          Earnings from operations:
            Retail operations           $  3,372     $ 37,072     $ 19,943
            Wholesale operations           9,170       25,101        7,971
            Licensing operations          30,807       31,603       29,132
                                        --------     --------     --------

                                        $ 43,349     $ 93,776     $ 57,046
                                        ========     ========     ========

          Capital expenditures:
            Retail operations           $ 57,336     $ 26,486     $  5,170
            Wholesale operations          21,798       35,471        8,136
            Licensing operations              --           --           --
                                        --------     --------     --------
                                        $ 79,134     $ 61,957     $ 13,306
                                        ========     ========     ========

          Total assets
            Retail operations           $183,255     $114,152     $ 93,140
            Wholesale operations         229,446      245,162      159,069
            Licensing operations           6,982        9,722       11,563
                                        --------     --------     --------
                                        $419,683     $369,036     $263,772
                                        ========     ========     ========


The table below presents information related to geographic areas in which the Company operated during 2000, 1999 and 1998 (in thousands):

                                   Year ended December 31,
                                   -----------------------
                                2000         1999         1998
                              --------     --------     --------
          Net revenue:
            United States     $680,341     $548,179     $434,207
            Asia                23,303       13,279       13,859
            Europe              18,764       13,464       10,600
            Canada              47,339       12,073        1,644
            South America        6,403        3,973        5,066
            Mexico               1,895        3,337        2,406
            Other                1,172        5,345        4,149
                              --------     --------     --------
                              $779,217     $599,650     $471,931
                              --------     --------     --------

(14)     STOCK OPTION PLAN AND NON-VESTED STOCK

On July 30, 1996, the Board of Directors adopted the Guess?, Inc. 1996 Non-Employee Directors' Stock Option Plan pursuant to which the Board of Directors may grant stock options to non-employee directors. This plan authorizes grants of options to purchase up to 500,000 authorized but unissued shares of Common Stock. At December 31, 2000, 1999 and 1998, there were 147,611, 109,082 and 70,451 options issued under this plan, respectively. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have ten-year terms and vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant.

On July 30, 1996, the Board of Directors adopted the Guess?, Inc. 1996 Equity Incentive Plan (the "Plan") pursuant to which the Board of Directors may grant stock options to officers, key employees and consultants. The Plan authorizes grants of options to purchase up to 4,500,000 authorized but unissued shares of Common Stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have ten-year terms (five years in the case of an incentive stock option granted to a ten-percent stockholder) and vest and become fully exercisable after varying time periods from the date of grant based on length of service or specified performance goals.

At December 31, 2000, 1999 and 1998, there were 1,883,056, 2,763,397 and
2,841,825 additional shares available for grant under the plan, respectively. Using the Black Scholes option pricing model, the weighted-average per share fair value of stock options granted during 2000, 1999 and 1998 was $10.09, $12.46 and $4.24, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.35%, 6.51% and 4.87%; volatility factors of the expected market price of the Company's common stock of 80%, 65% and 63%; no expected dividend yield; and a weighted-average expected life of the option of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because options under the Company's stock option plan have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the options under the Company's stock option plan.

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123 ("SFAS 123"), the Company's pro forma net earnings and net earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been the pro forma amounts indicated below (in thousands, except per share data):

                                                      2000           1999           1998
                                                   ----------     ----------     ----------
        Pro forma net earnings                     $   14,279     $   51,300     $   24,574
        Pro forma earnings per share - basic       $     0.33     $     1.19     $     0.57
        Pro forma earnings per share - diluted     $     0.33     $     1.18     $     0.57


In December 2000, the Company granted 205,680 shares of non-vested Common Stock to a key employee which vest through January 2004. Upon granting of the stock, unearned compensation equivalent to the market value of the stock at the date of issuance ($4.63 per share) was charged to stockholders' equity and will be amortized to operations over four years.

Stock option activity during the period indicated is as follows:

                                              Number of    Weighted-Average
                                                Share       Exercise Price
                                             -----------   ---------------
Balance at December 31, 1997                  1,291,355      $    11.05
    Granted                                   1,035,600            4.24
    Forfeited                                  (668,780)         (10.92)
                                             ----------      ----------

Balance at December 31, 1998                  1,658,175      $     6.86
    Granted                                     343,650           12.46
    Exercised                                  (373,090)          (8.56)
    Forfeited                                  (265,222)          (7.68)
                                             ----------      ----------

Balance at December 31, 1999                  1,363,513      $     7.64
    Granted                                   1,400,130           13.77
    Exercised                                  (250,976)          (6.69)
    Forfeited                                  (519,789)         (12.96)
                                             ----------      ----------

Balance of December 31, 2000                  1,992,878      $    10.68
                                             ==========      ==========

At December 31, 2000, 1999 and 1998, the weighted-average exercise price was $10.68, $7.64 and $6.86, respectively, and the weighted-average remaining contractual lives of outstanding options were 8.74, 8.53 and 9.0 years, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2000.

                                          Options Outstanding                             Options Exercisable
                        -----------------------------------------------------     ----------------------------------
                                                 Weighted           Weighted                                Weighted
                             Number               Average            Average            Number               Average
Range of Exercise          Outstanding           Remaining          Exercise        Exercisable at          Exercise
      Price             December 31, 2000    Contractual life         Price       December 31, 2000          Price
 ---------------        -----------------     --------------       ----------     -----------------        ---------
 $ 0.01 to  $5.50          1,051,536            8.51 years           $3.56             137,626               $ 4.20
 $ 7.06 to $19.38             71,325            7.66 years            8.38              46,450                 8.77
 $10.50 to $12.50            265,642            7.22 years           11.08             202,442                10.90
 $16.38 to $18.31            250,000            9.28 year            17.74              20,378                16.83
 $21.06 to $27.31            354,375            9.04 year            26.99              77,800                26.93
                           ---------            ----------          ------             -------               ------
                           1,992,878            8.74 years          $10.68             484,696               $11.62
                           =========                                ======             =======

At December 31, 2000 and 1999, the number of options exercisable for each year was 484,696 and 338,284, respectively. The weighted-average exercise price of those options was $11.62 and $8.14, respectively.

(15) SEVERANCE (RECOVERY) RELATED TO DISTRIBUTION FACILITY RELOCATION

In accordance with the requirements of EITF 94-3, "Liability for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," during 1999, the Company recorded a $3.2 million charge for future severance costs related to the relocation of its distribution operations from Los Angeles, California to Louisville, Kentucky. The Company originally expected to terminate 460 employees. As a result of attrition, relocating and redeploying 228 employees, the Company recorded a $1.5 million recovery during 2000.

(16)  RESTRUCTURING AND IMPAIRMENT CHARGES

In the fourth quarter of 2000, the Company recorded restructuring and impairment charges of $8.6 million. Of these charges $2.4 million
(impairment) and $6.2 million (restructuring and impairment) were recorded to the wholesale and retail segments, respectively. These charges consisted of the following:

In connection with its ongoing review of its portfolio of marketable equity securities, the Company recorded a non-cash impairment charge against earnings from operations of $2.4 million to write down the cost basis of a certain marketable equity security investment in an internet company as the decline was determined to be other than temporary.

Additionally, in accordance with SFAS N0. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" an impairment charge of $1.7 million was recorded in the fourth quarter of 2000 to write down the net book value of property and equipment related to certain stores. These assets became impaired as the Company's new kid's line had some unprofitable stores that performed below expectation. Estimated future cash flows related to these stores indicated that an impairment of the full value had occurred.

In December 2000, Company management approved a plan to close certain under-performing stores in 2001 and cease construction on certain stores that the Company has decided not to open. Included in the Company's operating results for the year ended December 31, 2000, are restructuring charges of $4.5 million consisting of lease exit costs, rent paid and to be paid on idle locations and construction costs of stores abandoned during construction. This is inclusive of $0.8 million of asset impairments for under-performing stores that the Company plans to close in 2001. Estimated future cash flows related to these stores indicated that an impairment of the full value had occured. As of December 31, 2000, a liability recorded in accordance with the requirements of EITF 94-3, "Liability for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" of $1.7 million remains, consisting primarily of estimated rent to be paid on idle leased facilities and lease exit costs. The Company anticipates paying the $1.7 million and the completion of these activities during 2001.

                                   SCHEDULE II
                          GUESS?, INC. & SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                   Balance at    Charged to   Deductions    Balance at
                                    beginning     costs and       and          end
                                    of period     expenses    write-offs     of period
                                    ---------     --------    ----------     ---------
Description
- -----------
As of December 31, 2000
     Accounts receivable             $ 8,863    $  28,811     $ (21,863)     $15,811
     Royalties                         1,258          903        (1,320)         841

As of December 31, 1999
     Accounts receivable             $ 7,837    $   1,398     $   (372)      $ 8,863
     Royalties                         3,667        1,657       (4,066)        1,258

As of December 31, 1998
     Accounts receivable             $11,196    $   8,542     $(11,901)      $ 7,837
     Royalties                            --        3,667           --         3,667

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on April 2, 2001.

                                      GUESS?, INC.

                                      By:      /s/ Maurice Marciano
                                               --------------------
                                                   Maurice Marciano
                                          CO-CHAIRMAN OF THE BOARD, CO-CHIEF
                                            EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Maurice Marciano                Co-Chairman of the Board, Co-Chief                     April 2, 2001
- --------------------                  Executive Officer and Director
Maurice Marciano                      (Principal Executive Officer)

/s/ Paul Marciano                   Co-Chairman of the Board, Co-Chief                     April 2, 2001
- --------------------                  Executive Officer and Director
Paul Marciano

/s/ Armand Marciano                 Senior Executive Vice President,                       April 2, 2001
- --------------------                  Assistant Secretary and Director
Armand Marciano

/s/ Carlos Alberini                 President, Chief Operating Officer                     April 2, 2001
- --------------------                  and Director
Carlos Alberini                       (Principal Financial Officer)

/s/ Robert Davis                    Director                                               April 2, 2001
- --------------------
Robert Davis

/s/ Alice Kane                      Director                                               April 2, 2001
- --------------------
Alice Kane

/s/ Howard Socol                    Director                                               April 2, 2001
- --------------------
Howard Socol

/s/ Bryan Isaacs                    Director                                               April 2, 2001
- --------------------
Bryan Isaacs

                                  Exhibit Index
                                  -------------
Exhibit
Number                                                 Description
- ---------  ---------------------------------------------------------------------
3.1.      Restated Certificate of Incorporation of the Registrant. (1)
3.2.      Bylaws of the Registrant. (1)
4.3.      Specimen stock certificate. (1)
10.1.     Amended and Restated Stockholders' Agreement. (2)
10.20. Amended and Restated Revolving Credit Agreement, dated as of March 28, 1997. (2)
10.22.    1996 Equity Incentive Plan. (1)
10.23.    1996 Non-Employee Directors' Stock Option Plan. (1)
10.24.    Annual Incentive Plan. (1)
10.25.    Employment Agreement between the Registrant and Maurice Marciano. (2)
10.26.    Employment Agreement between the Registrant and Paul Marciano. (2)
10.27.    Employment Agreement between the Registrant and Armand Marciano. (2)
10.28. Registration Rights Agreement among the Registrant and certain stockholders of the Registrant. (2)
10.29.    Indemnification Agreement among the Registrant and certain stockholders of the Registrant. (2)
10.30.    Indemnification Agreements between the Registrant and certain executives and directors. (2)
10.31.    First Amendment to Amended and Restated Shareholders' Agreement.(3)
10.32. First Amendment and Waiver to Amended and Restated Revolving Credit Agreement by and between the Registrant and BankBoston, NA, F/K/A The First National Bank of Boston, Sanwa Bank California and the Financial Institutions Party hereto. (4)
10.33.    Amended and Restated 1996 Non-Employee Directors' Stock Option Plan,
          as amended through March 3, 1997. (5)
18.0.     Letter regarding change in accounting principles. (5)
10.34. Second Amendment and Consent to the Amended and Restated Revolving Credit Agreement by and between Guess?, Inc. And BankBoston,
          N.A.,F/K/A The First National Bank of Boston, Sanwa Bank California
          and the Financial Institutions Party Hereto. (6)
10.35.    Third Amendment and Consent to the Amended and Restated Revolving
          Credit Agreement by and between Guess?, Inc. And BankBoston, N.A.,
          F/K/A The First National Bank of Boston, Sanwa Bank California and the Financial Institutions Party Hereto. (6)
10.36 Amendment No. 1 to The Guess?, Inc. Amended and Restated 1996 Non-Employee Directors' Stock Option Plan (7)
10.37.    Employment Agreement dated July 6, 1998 between Guess?, Inc. and Brian
          L. Fleming. (7)
10.38. Fourth Amendment and Consent to the Amended and Restated Revolving Credit Agreement by and between Guess?, Inc. And BankBoston, N.A.,
          F/K/A The First National Bank of Boston, Sanwa Bank California and the Financial Institutions Party Hereto. (8)
10.39.    Credit Agreement by and between Guess?, Inc., Sanwa Bank of
          California, and The Chase Manhattan Bank.
10.40.    Lease Agreement between Guess?, Inc. and Robert Pattillo Properties,
          Inc.
10.41. Subscription Agreement between Freemark Entertainment Corporation and Guess?, Inc.
*10.42.   Employment Agreement between the Registrant and Carlos Alberini
*10.43. First Amendment to Credit Agreement among the Registrant, the Lenders and the Chase Manhattan Bank.
*21.1.    List of Subsidiaries.
*23.1     Independent Accountants' Consent

- ----------------
* Filed herewith

(b) Financial Statement Schedule: Description Schedule II Valuation and Qualifying Accounts
- ---------------

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