Form 10-Q
period 2001-03-31
GUESS INC ET AL/CA/
filed 2001-05-15
CIK 912463

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 1-11893

GUESS?, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95-3679695 (I.R.S. Employer Identification No.)

1444 South Alameda Street
Los Angeles, California, 90021
(Address of principal executive offices)

(213) 765-3100
(Company's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of April 30, 2001 the registrant had 43,623,927 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	Mar 31, 2001	Dec 31, 2000
ASSETS
Current assets:
Cash	$9,139	$13,332
Investments	1,237	898
Receivables, net of reserves	59,349	34,383
Inventories, net	132,412	144,220
Prepaid expenses and other assets	12,221	9,671
Prepaid income taxes	492	9,118
Deferred tax assets	14,470	14,470

Total current assets	229,320	226,092
Property and equipment, at cost, net of accumulated depreciation and amortization	160,859	168,299
Other assets, at cost, net of accumulated amortization	26,110	25,292

Total Assets	$416,289	$419,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$15,711	$13,801
Accounts payable	52,545	84,043
Accrued expenses	29,040	31,959

Total current liabilities	97,296	129,803
Notes payable and long-term debt, excluding current installments	129,764	103,781
Other liabilities	11,291	10,943

	238,351	244,527
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued 63,654,719 and 63,594,219 shares outstanding 43,623,927 and 43,563,427 shares at March 31, 2001 and December 31, 2000, respectively	146	146
Paid-in capital	167,995	167,833
Deferred compensation	(891)	(950)
Retained earnings	163,021	160,936
Accumulated other comprehensive loss	(1,557)	(2,033)
Treasury stock, 20,030,792 shares repurchased	(150,776)	(150,776)

Net stockholders' equity	177,938	175,156

Total Liabilities and Stockholders' Equity	$416,289	$419,683

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(Unaudited)

	First Quarter Ended
	Mar 31, 2001	Apr 1, 2000
Net revenue:
Product sales	$160,521	$178,411
Net royalties	9,595	10,433

	170,116	188,844
Cost of sales	111,412	109,698

Gross profit	58,704	79,146
Selling, general and administrative expenses	52,174	52,461
Net gain on disposition of property and equipment	(1,063)	—
Restructuring charge	401	—

Earnings from operations	7,192	26,685
Other expense:
Interest expense, net	3,198	2,653
Other, net	410	24

Earnings before income taxes	3,584	24,008
Income taxes	1,500	9,600

Net earnings	$2,084	$14,408

Earnings per share:
Basic	$0.05	$0.33
Diluted	$0.05	$0.33
Weighted number of shares outstanding:
Basic	43,620	43,352
Diluted	43,832	44,210

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	First Quarter Ended
	Mar 31, 2001	Apr 1, 2000
Cash flows from operating activities:
Net earnings	$2,084	$14,408
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization of property and equipment	9,660	7,021
Amortization of other assets	222	(51)
Net gain on disposition of property and equipment	(1,063)	(25)
Other items, net	992	(247)
Changes in operating assets and liabilities:
Accounts receivable	(24,966)	(33,345)
Inventories	11,808	(28,898)
Prepaid expenses and other assets	5,029	(2,061)
Accounts payable	(31,498)	(1,099)
Accrued expenses and other liabilities	(2,729)	(4,200)

Net cash used in operating activities	(30,461)	(48,497)
Cash flows from investing activities:
Purchases of property and equipment, net of lease incentives	(4,783)	(12,728)
Proceeds from the disposition of property and equipment	3,095	25
Net proceeds from the sale of long-term investments	57	25,456
Purchase of investment securities available for sale	—-	(1,478)
Acquisition of license	(125)	(158)

Net cash provided by (used in) investing activities	(1,756)	11,117
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	59,020	42,302
Repayment of notes payable and long-term debt	(31,128)	(5,896)
Issuance of common stock	221	641

Net cash provided by financing activities	28,113	37,047
Effect of exchange rates on cash	(89)	37

Net decrease in cash	(4,193)	(296)
Cash at beginning of period	13,332	6,139

Cash at end of period	$9,139	$5,843

Supplemental disclosures
Cash paid during the period for:
Interest	$5,234	$6,657
Income taxes	410	1,263

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(in thousands)
(unaudited)

(1)  Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of earnings for the quarters ended March 31, 2001 and April 1, 2000, and the condensed consolidated statements of cash flows for the quarters ended March 31, 2001 and April 1, 2000. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

    Effective January 1, 2000, the Company changed its quarterly fiscal reporting period to end on the Saturday nearest the calendar quarter end. The first fiscal quarter 2001 has 2 fewer days than the same fiscal period in 2000.

    Certain amounts in the 2000 financial statements have been reclassified to conform to the March 31, 2001 presentation.

(2)  Summary of Significant Accounting Policies

Earnings Per Share

    Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the quarters ended March 31, 2001 and April 1, 2000, the difference between basic and diluted earnings per share was due to the dilutive impact of options to purchase common stock. Options to purchase 1,045,829 shares of Common Stock at prices ranging from $7.00 to $27.31 per share during the three month period ended March 31, 2001 and options to purchase 326,725 shares of common stock at $27.31 per share during the three month period ended April 1, 2000 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. Therefore, the options are antidilutive.

Business Segment Reporting

    The business segments of the Company are wholesale, retail and licensing operations. Information relating to these segments is summarized in note 7.

Comprehensive Income

    Comprehensive income consists of net earnings, unrealized gains (losses) on investments available for sale and foreign currency translation adjustments. A reconciliation of comprehensive income for the quarters ended March 31, 2001 and April 1, 2000 is as follows (in thousands):

	First Quarter Ended
	Mar 31, 2001	Apr 1, 2000
Net earnings	$2,084	$14,408
Unrealized gain (loss) on investments, net of taxes	396	(4,515)
Foreign currency translation adjustment	80	163

Comprehensive income	$2,560	$10,056

    As of March 31, 2001 and December 31, 2000, the remaining accumulated other comprehensive loss as included in stockholders' equity were $1.6 million and $2.0 million, respectively.

Newly Adopted Accounting Standards

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". As a result, the Company recognizes financial instruments, such as foreign exchange contracts, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically through the income statement or through stockholders' equity as a component of comprehensive income or loss. The classification depends on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives designated as fair value hedges are matched in the income statement against the respective gain or loss relating to the hedged items. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income or loss net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income. This standard did not have a significant impact on the financial statements.

(3)  Accounts Receivable

    Accounts receivable consists of trade receivables, less reserves aggregating $14,869,000 and $15,811,000, at March 31, 2001, and December 31, 2000, respectively; and royalty receivables, less allowance for doubtful accounts of $841,000 at both March 31, 2001 and December 31, 2000.

(4)  Inventories

    The components of inventories consist of the following (in thousands):

	Mar 31, 2001	Dec 31, 2000
Raw materials	$8,436	$9,986
Work in progress	5,926	6,727
Finished goods—retail	73,541	57,702
Finished goods—wholesale	44,509	69,805

	$132,412	$144,220

    As of March 31, 2001 and December 31, 2000, the Company provided reserves to reduce inventories to the lower of cost or market by $11.2 million and $12.9 million, respectively.

    The Company decided to license its existing children's business, now produced in-house, to its licensee for its Baby Guess product line. The agreement was finalized in the second quarter of 2001 and is effective in 2002. The Company made its decision to license this product in March 2001 and had an understanding of the key terms and conditions by the end of the quarter. Accordingly, the Company recorded a write-down charge of approximately $562,000 which is included in costs of sales in the first quarter ended March 31, 2001. The charge relates to lower of cost or market adjustments for inventories now expected to be sold below cost as a result of the decision.

(5)  Investments

    Short-term investments consist of marketable securities available for sale. Long-term investments consist of certain marketable equity securities aggregating $315,000 and $447,000 at March 31, 2001 and December 31, 2000, respectively and are included in other assets in the accompanying condensed consolidated balance sheets.

(6)  Income Taxes

    Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(7)  Segment Information

    In accordance with the requirements of Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information", the Company's reportable business segments and respective accounting policies of the segments are the same as those described in note 2. Management evaluates segment performance based primarily on revenue and earnings from operations. Interest income and expense are evaluated on a consolidated basis and are not allocated to the Company's business segments.

    Net revenue and earnings from operations are summarized as follows for the first quarters ended March 31, 2001 and April 1, 2000 (in thousands):

	First Quarter Ended
	Mar 31, 2001	Apr 1, 2000
Net revenue:
Retail operations	$79,376	$77,772
Wholesale operations	81,145	100,639
Licensing operations	9,595	10,433

	$170,116	$188,844

Earnings (loss) from operations:
Retail operations	$(6,669)	$(1,317)
Wholesale operations	5,619	19,333
Licensing operations	8,242	8,669

	$7,192	$26,685

    Due to the seasonal nature of these business segments, especially retail operations, the above net revenue and operating results for the first quarter ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year.

(8)  Bank Credit Facility

    In December 1999, the Company entered into a $125 million Credit Agreement ("Credit Facility") that was amended on March 27, 2001. The Credit Facility provides the Company with a revolving credit line, which includes a $50 million sub-limit for letters of credit. Outstanding borrowings are secured by inventory and accounts receivable. The Credit Facility bears interest at the London Interbank Offered Rate ("LIBOR") plus a range as defined or the greater of the Prime Rate, the base CD rate plus 100 basis points or the Federal Funds rate (collectively "ABR") plus a range as defined depending on the duration and type of loan facility. The range of interest rates is LIBOR plus 100 basis points to LIBOR plus 225 basis points and ABR to ABR plus 125 basis points. Commitment fees range from 25 basis points to 62.5 basis points. The Credit Facility expires on October 31, 2002.

    At March 31, 2001, the Company had $48.4 million of outstanding borrowings under the Credit Facility, $4.0 million in outstanding standby letters of credit, $13.7 million in outstanding documentary letters of credit and approximately $44.2 million available for additional borrowings. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. As of March 31, 2001, the Company was in compliance with all such covenants.

(9)  Restructuring Charge

    To reduce costs and improve productivity, the Company streamlined its corporate structure, consolidated operations and reduced its workforce. During the first quarter ended March 31, 2001, the Company recorded a restructuring charge of $401,000 ($233,000 after tax) related to severance payments for 110 employees. Substantially all severance payments have been made during the first quarter of 2001.

(10)  Subsequent Event

    On May 9, 2001, the Company announced that its Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in the open market. Due to restrictive loan covenants, the Company is allowed to spend a maximum of $10 million for the repurchase program in the current fiscal year.

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

    Forward-looking statements generally relate to future events or future financial performance, and include statements dealing with current plans, intentions, objectives, beliefs and expectations. Some forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "optimistic," "aims," or "continues" or the negative of such terms or other comparable terminology. Certain statements contained in this Form 10-Q, including but not limited to those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future inventory and gross margins, its anticipated cash requirements and sources and its business seasonality, are forward-looking statements.

    Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the successful integration of new stores into existing operations, the continued desirability and customer acceptance of existing and future product lines, possible cancellations of wholesale orders, the success of competitive products, the success of the Company's programs to strengthen its inventory cost accounting controls and procedures and the availability of adequate sources of capital. In addition to these factors, the economic and other factors identified in the Company's most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2000, including but not limited to the risk factors discussed therein, could affect the forward-looking statements contained herein and in the Company's other public documents.

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

    Effective January 1, 2000, we changed our quarterly fiscal reporting period to end on the Saturday nearest the calendar quarter end. The first fiscal quarter 2001 has 2 fewer days than the same fiscal period in 2000.

RESULTS OF OPERATIONS

    First Quarters Ended March 31, 2001 and April 1, 2000.

    NET REVENUE.  Net revenue for the first quarter 2001 decreased $18.7 million or 9.9% to $170.1 million from $188.8 million in the first quarter 2000.

    Net revenue from retail operations increased $1.6 million or 2.1% to $79.4 million in the first quarter of 2001 from $77.8 million for the same period in 2000. The increase in net revenues was attributable to the sales volume generated by new stores. This was offset by a 14.1% decrease in comparable store sales for the first quarter 2001, due to a challenging retail environment similar to the last half of fiscal year 2000.

    Net revenue from wholesale operations decreased $19.5 million or 19.4% to $81.1 million in the quarter ended March 31, 2001 from $100.6 million for the comparable period in 2000. Domestic wholesale net revenues decreased for the first quarter 2001 by $18.3 million or 21.7%, to $65.9 million, and international wholesale net revenues declined by $1.2 million to $15.2 million for the current fiscal quarter, a 7.3% decrease. Wholesale revenues worldwide have been negatively impacted by general softness in the retail environment, cautious buying by department and specialty stores, increased markdown allowance reserves and industry-wide weakness in the men's business.

    Net royalty revenue decreased slightly to $9.6 million in the first quarter 2001 from $10.4 million for the comparable period in 2000. The decrease in net royalty revenue was due to the discontinuation of certain licenses and the impact of currency devaluation in European and Asian markets.

    GROSS PROFIT.  Gross profit decreased $20.4 million or 25.8% to $58.7 million in the first quarter ended March 31, 2001 from $79.1 million in the first quarter ended April 1, 2000. The decrease in gross profit was primarily attributable to lower product sales and higher cost of sales.

    Gross margin (gross profit as a percentage of total net revenue) decreased to 34.5% in the first quarter 2001 from 41.9% in the same period in 2000. The decrease in gross margin was due to negative occupancy cost leverage as a result of the decline in comparable store sales for the quarter and lower sales productivity of new stores and higher markdown allowances and return rates in the wholesale operations in 2001 compared to the same prior year quarter. In addition, the Company recorded an inventory write-down charge of $562,000 related to its decision to license its existing children's business now produced in-house to its licensee of its Baby Guess product line.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  SG&A expenses of $52.2 million for the first quarter ended March 31, 2001 were comparable to $52.5 million in the first quarter ended April 1, 2000. SG&A expenses were favorably impacted by cost containment measures initiated in December 2000, reduction in the Company's workforce and consolidation of operations initiated in response to the overall weakness in retail and wholesale businesses. Savings were offset by costs to operate new stores opened during the past year. SG&A expenses as a percent of net sales increased as the Company experienced negative leverage of its fixed cost structure in both the wholesale and retail segments.

    RESTRUCTURING CHARGE.  To reduce costs and improve productivity, the Company further streamlined its corporate structure, consolidated operations and reduced its workforce. During the first quarter ended March 31, 2001, the Company recorded a restructuring charge of $401,000 ($233,000 after tax) related to severance payments for 110 employees. Substantially all severance payments have been made during the first quarter of 2001.

    EARNINGS FROM OPERATIONS.  Earnings from operations decreased 73.0% to $7.2 million, or 4.2% of net revenue, in the first quarter ended March 31, 2001 from $26.7 million, or 14.1% of net revenue, in the first quarter ended April 1, 2000. The loss from operations for the retail segment increased $5.4 million to $6.7 million in the first quarter 2001 compared to a loss from operations of $1.3 million in the same prior year quarter. The decline in earnings resulted principally from a decrease in comparable store sales of 14.1% for the current quarter period and related to new store operations. Earnings from operations for the wholesale segment decreased $13.7 million to $5.6 million in the first quarter 2001 compared to $19.3 million in the first quarter 2000. This decrease in the current quarter is primarily attributable to lower net revenues and higher cost of sales. Earnings from operations for the licensing segment declined to $8.2 million in the first quarter 2001 from $8.7 million in the first quarter 2000.

    INTEREST EXPENSE, NET.  Net interest expense increased 18.5% to $3.2 million in the first quarter ended March 31, 2001, from $2.7 million for the comparable period in 2000. The increase is due to higher average outstanding debt in the first quarter of 2001. On a comparable basis and excluding Guess Canada, the average debt balance for the first quarter of 2001 was $125.2 million, with an average effective interest rate of 8.7%, versus an average debt balance of $92.8 million, with an average effective interest rate of 9.2%, for the comparable 2000 quarter. Total debt at March 31, 2001 was $145.5 million, which included $79.6 million of our senior subordinated notes due 2003, $48.4 million of borrowings under our revolving credit agreement due in October 2002, and $17.5 million of bank debt primarily related to Guess Canada.

    INCOME TAXES.  Income taxes for the first quarter ended March 31, 2001 were $1.5 million, or a 41.9% effective tax rate, compared to $9.6 million, or a 40.0% effective tax rate, in the quarter ended April 1, 2000. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company.

    NET EARNINGS.  Net earnings decreased 85.4% to $2.1 million, or 1.2% of net revenue, in the first quarter ended March 31, 2001 from $14.4 million, or 7.6% of net revenue, in the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    In the first quarter ended March 31, 2001, the Company relied primarily on internally generated funds, trade credit and bank borrowings to finance its operations and capital requirements. Cash used in operating activities in the first quarter 2001 totaled $30.5 million compared to $48.5 million of cash used in the prior year first quarter. At March 31, 2001, we had working capital of $132.0 million compared to $96.3 million at December 31, 2000. The increase in working capital was primarily due to a $34.4 million decrease in accounts payable and accrued expenses, an increase in accounts receivable partially offset by a reduction in inventory. The decrease in accounts payable and accrued expenses is mainly the result of the timing of payments.

    In December 1999, the Company entered into a $125 million Credit Agreement ("Credit Facility") that was amended on March 27, 2001. The Credit Facility provides the Company with a revolving credit line, which includes a $50 million sub-limit for letters of credit. Outstanding borrowings are secured by inventory and accounts receivable. The Credit Facility bears interest at the London Interbank Offered Rate ("LIBOR") plus a range as defined or the greater of the Prime Rate, the base CD rate plus 100 basis points or the Federal Funds rate (collectively "ABR") plus a range as defined depending on the duration and type of loan facility. The range of interest rates is LIBOR plus 100 basis points to LIBOR plus 225 basis points and ABR to ABR plus 125 basis points. Commitment fees range from 25 basis points to 62.5 basis points. The Credit Facility expires on October 31, 2002. At March 31, 2001, the Company had $48.4 million of outstanding borrowings under the Credit Facility, $4.0 million in outstanding standby letters of credit, $13.7 million in outstanding documentary letters of credit and approximately $44.2 million available for additional borrowings.. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. As of March 31, 2001, the Company was in compliance with all such covenants.

    Capital expenditures, net of lease incentives granted, totaled $4.8 million in the quarter ended March 31, 2001 compared to $12.7 million in the prior year first quarter. We estimate our capital expenditures for fiscal 2001 will be approximately $25.0 million, primarily for the retail store expansion and remodeling, shop-in-shop programs, and infrastructure.

    We anticipate that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest on our senior subordinated notes, and to execute the stock repurchase program announced on May 9, 2001 primarily with cash flow from operations, supplemented, if necessary, by borrowings under our Credit Facility.

WHOLESALE BACKLOG

    We generally receive wholesale orders approximately 90 to 120 days prior to the time the products are to be delivered to department and specialty stores. As of April 29, 2001, unfilled wholesale orders decreased 11.4% to $144.6 million from $163.2 million at April 30, 2000. The backlog of wholesale orders at any given time is affected by various factors, including seasonality, the scheduling of manufacturing and shipment of product. Accordingly, a comparison of backlogs of wholesale orders from period to period may not be indicative of eventual actual shipments.

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

    We may enter into derivative financial instruments, including forward exchange contracts, to manage foreign exchange risk on foreign currency transactions. These financial instruments can be used to protect us from the risk that the eventual net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Changes in the fair value of derivative financial instruments are either recognized periodically through the income statement or through shareholders' equity as a component of comprehensive income or loss. The classification depends on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives designated as fair value hedges are matched in the income statement against the respective gain or loss relating to the hedged items. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income or loss net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income. This standard did not have a significant impact on the financial statements.

Forward Exchange Contracts	U.S. Dollar Equivalent	Maturity Date	Fair Value in U.S. $ at March 31, 2001
Canadian dollars	$500,000	March 12 to April 12, 2001	$473,955
Canadian dollars	750,000	March 26 to April 26, 2001	735,915
Canadian dollars	750,000	April 2 to April 30, 2001	734,725
Canadian dollars	500,000	May 15 to June 15, 2001	499,112
Canadian dollars	1,500,000	March 26 to May 25, 2001	1,482,298
Canadian dollars	1,000,000	March 26 to June 25, 2001	987,818

    Based upon the rates at March 31, 2001, the cost to buy the equivalent U.S. dollars discussed above was approximately $7.9 million Canadian currency.

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

    On June 9, 2000, the arbitrators issued a final award in our favor and rejected each of PLB's counterclaims. The amount of this award was $7,659,677. Thereafter, the Company filed a petition to confirm the arbitration award and PLB filed a petition to vacate. On October 23, 2000, the court entered judgment confirming the final arbitration award and the case has been resolved. Because of the uncertainty of the ultimate realization of the award no recognition has been given to it in our consolidated financial statements.

    On June 9, 1999, we commenced a lawsuit in the Los Angeles County Superior Court against Kyle Kirkland, Kirkland Messina LLC, and CKM Securities (collectively "Kirkland") for tortious interference, unfair competition, fraud and related claims. This action arises out of alleged misrepresentations and omissions of material fact made by Kirkland in connection with the operations and financial performance of PLB. On March 29, 2000, the California Court of Appeal determined that the action will proceed in court. Kirkland's petition for review to the California Supreme Court was denied on July 12, 2000. The trial date has been set for September 12, 2001.

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

    On May 4, 2000, a complaint was filed against the Company and Mr. Paul Marciano in the Los Angeles Superior Court—Michel Benasra v. Paul Marciano and Guess?, Inc. The complaint grows out of the arbitration between the Company and PLB, discussed above. The plaintiff, the President of PLB, alleges that defendants made defamatory statements about him during the arbitration. Plaintiff seeks general damages of $50,000,000 and unspecified punitive damages. Defendants moved to compel arbitration of this matter, or alternatively, to strike the action under the state's anti-SLAPP (Strategic Litigation Against Public Participation) statute. The motion to compel arbitration was denied and the decision has been appealed. Pending resolution on appeal, this matter has been stayed. No trial date has been set.

    On January 30, 2001, Guess?, Inc., Maurice Marciano, Armand Marciano, Paul Marciano, and Brian Fleming were named as defendants in a securities class action entitled David Osher v. Guess?, Inc., et al., filed in the United States District Court for the Central District of California. Seven additional class actions have been filed in the Central District, naming the same defendants: Robert M. Nuckols v. Guess?, Inc. et al., Brett Dreyfuss v. Guess?, Inc. et al., both filed February 1, 2001; Jerry Sloan v. Guess?, Inc., et al., filed February 6, 2001; Jerry Byrd v. Guess?, Inc., et al; filed February 13, 2001; Patrick and Kristine Liska v. Guess?, Inc., et al, filed February 14, 2001; Darrin Wegman v. Guess?, Inc., et al., filed February 22, 2001; and Rosie Gindie v. Guess?, Inc., et al., filed February 22, 2001. All eight complaints purport to state claims under Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and allege that defendants made materially false and misleading statements relating to the Company's inventory and financial condition during the class period. In Osher, Nuckols, Byrd, Wegman and Sloan, the class period is February 14, 2000 through January 26, 2001; in Dreyfuss, Liska and Gindie the class period is February 14, 2000 through November 9, 2000. On April 25, 2001, the court entered an order consolidating all of the eight class actions, captioned In re Guess, Inc. Securities Litigation. The lead plaintiff for the class is the Policeman and Fireman's Retirement System of the City of Detroit. The lead plaintiff has until June 25, 2001 to file a consolidated complaint. Defendants have 45 days after service of the consolidated complaint to file a motion to dismiss.

    On March 15, 2001, a complaint was filed by Susan Goldman, derivatively on behalf of nominal defendant Guess?, Inc. against Bryan Isaacs, Alice Kane, Robert Davis, Armand Marciano, Paul Marciano, Maurice Marciano, Howard Socol and Guess?, Inc. in the Court of Chancery for the State of Delaware. The complaint alleges misappropriation of corporate information, insider trading and other purported breaches of fiduciary duty by the Company and its Board of Directors. Our motion to dismiss brief is due May 25, 2001.

    On May 7, 2001, a complaint was filed by Suzanne Bell, derivatively on behalf of nominal defendant Guess?, Inc. against Maurice Marciano, Paul Marciano, Armand Marciano, Alice Kane, Robert Davis, Howard Socol, Bryan Isaacs and Brian Fleming, in the United States District Court for the Central District of California. The complaint alleges corporate mismanagement, insider trading and other purported breaches of fiduciary duty by the Company and its Board of Directors.

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

    None.

ITEM 5.  Other Information

    None.

ITEM 6.  Exhibits and Reports on Form 8-K

  a)
  Exhibits:

Exhibit Number	Description
3.1.	Restated Certificate of Incorporation of the Company.(1)
3.2.	Bylaws of the Company.(1)
4.3.	Specimen stock certificate.(1)

(1)
Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.

b)
Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.
Date: May 15, 2001	By:	/s/ MAURICE MARCIANO Maurice Marciano Co-Chairman of the Board, Co-Chief Executive Officer and Director (Principal Executive Officer)
Date: May 15, 2001	By:	/s/ CARLOS ALBERINI Carlos Alberini President, Chief Operating Officer and Director (Principal Financial Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risks.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities and Use of Proceeds
ITEM 3. Defaults Upon Senior Securities
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 5. Other Information
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES