Form 10-Q
period 2001-06-30
GUESS INC ET AL/CA/
filed 2001-08-14
CIK 912463

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 8, 2001, the registrant had 43,853,798 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	Jun 30, 2001	Dec 31, 2000
ASSETS
Current Assets:
Cash	$7,368	$13,332
Short-term investments	1,445	898
Receivables, net of reserves	42,306	34,383
Inventories, net	130,927	144,220
Prepaid expenses and other assets	9,953	9,671
Prepaid income taxes	2,542	9,118
Deferred tax assets	14,470	14,470

Total current assets	209,011	226,092
Property and equipment, at cost, less accumulated depreciation and amortization	156,446	168,299
Other assets, at cost, less accumulated amortization	25,630	25,292

Total assets	$391,087	$419,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current installments of notes payable and long-term debt	$13,858	$13,801
Accounts payable	45,604	84,043
Accrued expenses	27,405	31,959

Total current liabilities	86,867	129,803
Notes payable and long-term debt, excluding current installments	114,096	103,781
Other liabilities	11,070	10,943

Total liabilities	212,033	244,527
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 63,937,907 and 63,594,219 shares, outstanding 43,850,715 and 43,563,427 shares at June 30, 2001 and December 31, 2000, respectively	146	146
Paid-in capital	168,080	167,833
Deferred compensation	(609)	(950)
Retained earnings	164,484	160,936
Accumulated other comprehensive loss	(1,821)	(2,033)
Treasury stock, 20,087,192 and 20,030,792 shares repurchased at June 30, 2001 and December 31, 2000, respectively	(151,226)	(150,776)

Net stockholders' equity	179,054	175,156

Total liabilities and stockholders' equity	$391,087	$419,683

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(Unaudited)

	Second Quarter Ended		Six Months Ended
	Jun 30, 2001	Jul 1, 2000	Jun 30, 2001	Jul 1, 2000
Net revenue
Product sales	$143,113	$168,661	$303,634	$347,072
Net royalties	8,606	9,020	18,201	19,453

	151,719	177,681	321,835	366,525
Cost of sales	100,003	108,302	211,415	218,000

Gross profit	51,716	69,379	110,420	148,525
Selling, general and administrative expenses	46,116	56,045	98,691	108,506
Gain on disposition of property and equipment	—	—	(1,063)	—
Severance recovery relating to distribution facility relocation	—	(1,545)	—	(1,545)

Earnings from operations	5,600	14,879	12,792	41,564
Other expense:
Interest expense, net	2,964	3,493	6,162	6,146
Other, net	72	75	482	99

	3,036	3,568	6,644	6,245
Earnings before income taxes	2,564	11,311	6,148	35,319
Income taxes	1,100	4,500	2,600	14,100

Net earnings	$1,464	$6,811	$3,548	$21,219

Net earnings per share:
Basic	$0.03	$0.16	$0.08	$0.49
Diluted	$0.03	$0.16	$0.08	$0.48
Weighted average shares outstanding:
Basic	43,836	43,423	43,831	43,387
Diluted	43,955	43,865	43,992	43,872

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	Jun 30, 2001	Jul 1, 2000
Cash flows from operating activities:
Net earnings	$3,548	$21,219
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization of property and equipment	19,488	15,184
Amortization of other assets	491	299
(Gain) loss on disposition of property and equipment	(1,063)	792
Other items, net	302	(525)
Changes in operating assets and liabilities:
Receivables	(7,923)	(26,470)
Inventories	13,293	(67,087)
Prepaid expenses and other assets	5,151	(8,321)
Accounts payable	(38,439)	13,498
Accrued expenses and other liabilities	(4,518)	(9,930)

Net cash used in operating activities	(9,670)	(61,341)

Cash flows from investing activities:
Net proceeds from the sale of investments	58	30,999
Purchases of property and equipment, net of lease incentives	(9,710)	(36,719)
Proceeds from the disposition of property and equipment	3,095	25
Acquisition of license	(250)	(357)
Purchase of investment securities	—	(1,478)

Net cash used in investing activities	(6,807)	(7,530)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt	97,280	116,379
Repayments of notes payable and long-term debt	(86,908)	(46,922)
Proceeds from issuance of common stock	590	904
Purchase of treasury stock	(451)	—

Net cash provided by financing activities	10,511	70,361
Effect of exchange rates on cash	2	37

Net increase (decrease) in cash	(5,964)	1,527
Cash, beginning of period	13,332	6,139

Cash, end of period	$7,368	$7,666

Supplemental disclosures:
Cash paid during the period for:
Interest	$6,930	$5,587
Income taxes	4,050	16,577

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(in thousands)
(unaudited)

(1) Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of June 30, 2001 and December 31, 2000, the condensed consolidated statements of earnings for the quarter and six months ended June 30, 2001 and July 1, 2000, and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and July 1, 2000. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the quarter ended and six months ended June 30, 2001 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

    Effective January 1, 2000, the Company changed its quarterly fiscal reporting period to end on the Saturday nearest the calendar quarter end. This change in reporting period did not have an impact for the second quarter of 2001 compared to 2000; however, this change resulted in 2 fewer days for the six months ended June 30, 2001 compared to the six months ended July 1, 2000.

    Certain amounts in the 2000 financial statements have been reclassified to conform to the June 30, 2001 presentation.

(2) Summary of Significant Accounting Policies

Earnings Per Share

    Basic earnings per share represent net earnings divided by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share represent net earnings divided by the weighted average number of shares outstanding, inclusive of the dilutive impact of potential common stock equivalents. During the quarter and six-month periods ended June 30, 2001 and July 1, 2000, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock. Options to purchase 1,206,256 shares of common stock at prices ranging from $6.38 to $27.31 per share during the second quarter of 2001 and options to purchase 500,430 shares of common stock at prices ranging from $18.49 to $27.31 during the second quarter of 2000 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and therefore such options would be antidilutive. Options to purchase 1,121,882 shares of common stock at prices ranging from $7.00 to $27.31 per share during the six month period ended June 30, 2001 and options to purchase 373,176 shares of common stock at $27.31 per share during the six month period ended July 1, 2000 were not included in the computation of diluted earnings per share because they would be antidilutive.

Business Segment Reporting

    The business segments of the Company are retail, wholesale and licensing. Information relating to these segments is summarized in note 7.

Comprehensive Income

    Comprehensive income consists of net earnings, unrealized gains (losses) on investments available for sale and foreign currency translation adjustments. A reconciliation of comprehensive income for the quarter and six-month periods ended June 30, 2001 and July 1, 2000 is as follows (in thousands):

	Second Quarter Ended		Six Months Ended
	Jun 30, 2001	Jul 1, 2000	Jun 30, 2001	Jul 1, 2000
Net earnings	$1,464	$6,811	$3,548	$21,219
Unrealized gain (loss) on investments, net of tax	126	(6,900)	522	(11,415)
Foreign currency translation adjustment	(390)	320	(310)	484

Comprehensive income	$1,200	$231	$3,760	$10,288

Newly Adopted Accounting Standards

    During July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS 142 which is effective for fiscal years starting after December 15, 2001. The Company does not expect that the adoption of SFAS 141 and SFAS 142 will have a material impact on its financial position or results from operations.

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." As a result, the Company recognizes financial instruments, such as foreign exchange contracts, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically through the income statement or through stockholders' equity as a component of comprehensive income or loss. The classification depends on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives designated as fair value hedges are matched in the income statement against the respective gain or loss relating to the hedged items. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income or loss net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income. The implementation of this standard did not have a significant impact on the financial statements.

(3) Accounts Receivable

    Accounts receivable consists of trade receivables, net of reserves aggregating $13,079,000 and $15,811,000 at June 30, 2001 and December 31, 2000, respectively, and royalty receivables, less allowance for doubtful accounts of $841,000, at both June 30, 2001 and December 31, 2000.

(4) Inventories

    The components of inventories consist of the following (in thousands):

	Jun 30, 2001	Dec 31, 2000
Raw materials	$7,991	$9,986
Work in progress	5,118	6,727
Finished goods—retail	69,198	57,702
Finished goods—wholesale	48,620	69,805

	$130,927	$144,220

    As of June 30, 2001 and December 31, 2000, reserves to write-down inventories to the lower of cost or market totaled $12.1 million and $12.9 million, respectively.

    During the first quarter of 2001, the Company decided to license its existing children's business, now produced in-house, to its licensee for its Baby Guess product line. The agreement was finalized in the second quarter of 2001 and is effective in 2002. The Company recorded a write-down charge of approximately $562,000 which was included in cost of sales in the first quarter of 2001. The charge relates to lower of cost or market adjustments for inventories expected to be sold below cost as a result of the decision.

(5) Investments

    Short-term investments consist of marketable securities available for sale. Long-term investments consist of certain marketable equity securities available for sale aggregating $244,000 and $447,000 at June 30, 2001 and December 31, 2000, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

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

    Net revenue and earnings from operations are summarized as follows for the quarters and six months ended June 30, 2001 and July 1, 2000 (in thousands):

	Second Quarter Ended		Six Months Ended
	Jun 30, 2001	Jul 1, 2000	Jun 30, 2001	Jul 1, 2000
Net revenue:
Retail operations	$83,176	$84,793	$162,552	$162,565
Wholesale operations	59,937	83,868	141,082	184,507
Licensing operations	8,606	9,020	18,201	19,453

	$151,719	$177,681	$321,835	$366,525

Earnings (loss) from operations:
Retail operations	$(1,085)	$7,098	$(7,754)	$5,781
Wholesale operations	(508)	837	5,110	20,170
Licensing operations	7,193	6,944	15,436	15,613

	$5,600	$14,879	$12,792	$41,564

    Due to the seasonal nature of these business segments, especially retail operations, the above net revenue and operating results for the quarter and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year.

(8) Long-Term Debt

    In December 1999, the Company entered into a $125 million Credit Agreement (the "Credit Facility") which was amended on March 27, 2001 and which expires on October 31, 2002. The Credit Facility provides the Company with a revolving credit line including a $50 million sub-limit for letters of credit. Outstanding borrowings are secured by inventory and accounts receivable. The Company, with certain restrictions, may elect either a U.S. based interest rate (the "ABR Rate") or a Eurodollar interest rate (the "Eurodollar Rate") for borrowings under the Credit Facility. Borrowings with an ABR Rate bear interest at (a) a base U.S. interest rate, as defined in the Credit Facility (generally, the greater of a prime rate, a base rate for certificates of deposits plus 100 basis points and the federal funds effective rate plus 50 basis points), plus (b) a margin of between zero and 125 basis points. Borrowings with a Eurodollar Rate bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin of between 100 and 225 basis points. Commitment fees for unused borrowings under the Credit Facility range from between 25 basis points and 62.5 basis points.

    At June 30, 2001, the Company had $33.0 million of outstanding borrowings under the Credit Facility, $4.3 million in outstanding standby letters of credit, $25.6 million in outstanding documentary letters of credit and approximately $31.3 million available for additional borrowings. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. As of June 30, 2001, the Company was in compliance with all such covenants.

(9) Share Repurchase Program

    On May 9, 2001, the Company announced that its Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in the open market. Due to restrictive loan covenants, the Company is allowed to spend a maximum of $10 million for the repurchase program in the current fiscal year.

    During the second quarter ended June 30, 2001, the Company repurchased 56,400 shares at an aggregate cost of approximately $451,000 or an average price per share of $7.99.

(10) Acquisition

    The Company signed a letter of intent to acquire the remaining 40% of the outstanding shares of Guess? Canada, Inc. not already owned by the Company. Pursuant to the terms of the letter of intent signed by both parties in June 2001, the Company will pay a nominal consideration in exchange for the remaining shares of Guess? Canada, Inc. Concurrent with the execution of the letter of intent, the Company made an additional investment of $3.0 million in the Canadian business to fund its ongoing operations. The transaction is subject to standard closing conditions and is expected to close during the third quarter of 2001.

    The Company currently records 100% of the results of operations of Guess? Canada, Inc.; therefore, this transaction is not expected to have a material impact on the financial statements.

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

    Forward-looking statements generally relate to future events or future financial performance, and include statements dealing with current plans, intentions, objectives, beliefs and expectations. Some forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," "optimistic," "aims," or "continues" or the negative of such terms or other comparable terminology. Certain statements in this Form 10-Q, including but not limited to those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future inventory and gross margins, its anticipated cash requirements and sources, and its business seasonality, are forward-looking statements.

    Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the successful integration of new stores into existing operations, the continued desirability and customer acceptance of existing and future product lines, possible cancellations of wholesale orders, the success of competitive products, the success of the Company's programs to strengthen its inventory cost accounting controls and procedures, and the availability of adequate sources of capital. In addition to these factors, the economic and other factors identified in the Company's most recent annual report on Form 10-K for the fiscal year ended December 31, 2000, including but not limited to the risk factors discussed therein, could affect the forward-looking statements contained herein and in the Company's other public documents.

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

    Effective January 1, 2000, we changed our quarterly reporting period to end on the Saturday nearest the calendar quarter end. Previously, our quarterly reporting period ended on the last Saturday of the quarter. This change in reporting period did not have an impact for the second quarter of 2001 compared to 2000; however, this change resulted in 2 fewer days for the six months ended June 30, 2001.

RESULTS OF OPERATIONS

    Second Quarters and Six Months Ended June 30, 2001 and July 1, 2000.

    NET REVENUE.  Net revenue for the second quarter ended June 30, 2001 decreased $26.0 million, or 14.6%, to $151.7 million from $177.7 million in the second quarter ended July 1, 2000.

    Net revenue from retail operations decreased slightly to $83.2 million in the second quarter 2001 from $84.8 million in the same 2000 period. The continued softness in the retail environment contributed to a decrease of 16.3% in comparable store sales.

    Net revenue from wholesale operations declined $24.0 million, or 28.6%, to $59.9 million in the second quarter ended June 30, 2001 from $83.9 million in the second quarter ended July 1, 2000. Domestic wholesale net revenues decreased in the second quarter of 2001 by $27.4 million, or 36.3%, to $48.0 million, and international wholesale net revenues increased by $3.4 million, or 40.0%, to $11.9 million for the second quarter of 2001. Domestic wholesale revenues have been negatively impacted by general softness in the retail environment, cautious buying by department stores and specialty stores, increased markdown allowances and return rates and industry-wide weakness in the men's business. International wholesale revenues benefited primarily from increased shipments to South and Central America.

    Net royalty revenue decreased slightly to $8.6 million in the second quarter of 2001 from $9.0 million in the second quarter of 2000. The decrease in net royalty revenue was due to the discontinuation of certain licenses and the impact of currency devaluation in European and Asian markets.

    Net revenue for the six-month period ended June 30, 2001 decreased $44.7 million, or 12.2%, to $321.8 million from $366.5 million in the six-month period ended July 1, 2000.

    Net revenue from retail operations was flat at $162.6 million for both six-month periods ended June 30, 2001 and July 1, 2000. Although the Company benefited from sales from 36 net new stores opened since the end of the second quarter of 2000, the performance of these stores has been below expectations. The increase in sales from new stores was offset by a comparable store sales decrease of 15.2% for the six-month period ended June 30, 2001 as compared to the same six-month period in 2000.

    Net wholesale revenue declined $43.4 million, or 23.5%, to $141.1 million in the six-months ended June 30, 2001 compared to $184.5 million in the same period in 2000. During the six months ended June 30, 2001 domestic wholesale net revenue decreased $45.6 million, or 28.6%, to $113.9 million. The decrease in domestic wholesale net revenue was offset by an increase in international wholesale net revenue of $2.2 million, or 8.8%, to $27.2 million from the same period a year ago. Lower shipments to department stores and specialty stores, higher markdown allowances and return rates and lower industry-wide demand for men's product adversely impacted net domestic wholesale revenues in the current year six-month period. International wholesale revenues benefited primarily from the improvement in wholesale shipments to South and Central America.

    Net royalty revenue for the six-month period ended June 30, 2001 decreased by $1.3 million, or 6.7%, to $18.2 million compared to $19.5 million during the same period in 2000. The discontinuation of certain licenses and the impact of currency devaluation primarily in European and Asian markets adversely affected the 2001 six-month period royalty revenue.

    GROSS PROFIT.  Gross profit decreased $17.7 million, or 25.5%, to $51.7 million in the second quarter ended June 30, 2001 from $69.4 million in the second quarter ended July 1, 2000. The decrease in gross profit was attributable to lower product sales, higher product costs and a decline in net royalties.

    Gross margin, which is gross profit as a percentage of total net revenue, decreased to 34.1% in the second quarter of 2001 from 39.1% in the second quarter of 2000. The decrease in gross margin was attributable to inventory write-down charges and higher markdown allowances in the wholesale business and higher markdowns and increased occupancy costs due to lower sales productivity in the retail business.

    Gross profit declined $38.1 million, or 25.7%, to $110.4 million for the six months ended June 30, 2001 from $148.5 million for the six months ended July 1, 2000. The decrease in gross profit during the six-month period ended June 30, 2001 resulted from lower product sales, higher product costs and a decline in net royalties.

    Gross margin decreased during the six months ended June 30, 2001 to 34.3% from 40.5% during the same period in 2000. Lower revenues, higher returns and markdown allowances in the wholesale business and higher occupancy costs and markdowns taken in the retail business adversely impacted 2001 year-to-date gross margin.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative ("SG&A") expenses decreased $9.9 million, or 17.7%, to $46.1 million in the second quarter of 2001 compared to $56.0 million in the second quarter of 2000. As a percentage of net revenue, SG&A expenses decreased to 30.4% in the second quarter of 2001 as compared to 31.5% in the second quarter of 2000. The decline in SG&A expenses is the result of cost containment initiatives in both the retail and wholesale businesses, partially offset by the costs of operating 36 net new stores which have been opened since the end of the second quarter of 2000.

    SG&A expenses declined to $98.7 million in the first half of 2001 as compared to $108.5 million in the first half of 2000. The $9.8 million, or 9.0%, decrease in SG&A expenses in the first half of 2001 resulted from cost containment measures including a reduction in the Company's workforce partially offset by costs to operate new stores.

    EARNINGS FROM OPERATIONS.  Earnings from operations decreased to $5.6 million in the second quarter of 2001 from $14.9 million in the second quarter of 2000. The retail segment recorded a loss from operations of $1.1 million in the second quarter of 2001 versus earnings from operations of $7.1 million during the same quarter in 2000. The decline in earnings from the retail segment is principally due to a decrease in comparable store sales of 16.3% for the second quarter of 2001 and costs related to operating new stores. The wholesale segment recorded a loss from operations of $0.5 million in the second quarter ended June 30, 2001 compared to earnings from operations of $0.8 million in the second quarter ended July 1, 2000 which included a $1.5 million benefit for severance recovery related to the distribution facility relocation. Lower wholesale segment earnings are the result of lower shipments to wholesale customers, higher markdowns and returns and industry-wide weakness in the men's business. Earnings from operations for the licensing segment increased to $7.2 million in the second quarter of 2001 as compared to $6.9 million in the second quarter of 2000 primarily due to lower costs.

    Earnings from operations for the six months ended June 30, 2001 decreased to $12.8 million from $41.6 for the six months ended July 1, 2000. The retail segment generated a loss from operations of $7.8 million in the first half of 2001 compared to earnings from operations of $5.8 million in the same period in 2000. The loss is primarily attributable to a 15.2% decline in 2001 year-to-date comparable store sales. Earnings from operations for the wholesale segment decreased to $5.1 million in the first half of 2001 compared to $20.2 million in the first half of 2000. Lower product sales, higher markdowns and returns and industry-wide weakness in the men's business resulted in the lower earnings. Earnings from operations for the licensing segment decreased slightly to $15.4 million for the 2001 six-month period from $15.6 million for the same 2000 period.

    INTEREST EXPENSE, NET.  Net interest expense decreased 14.3% to $3.0 million in the second quarter ended June 30, 2001, from $3.5 million for the same period in 2000. The decrease is due to lower outstanding debt and lower interest rates in the second quarter of 2001. Total debt at June 30, 2001 was $128.0 million, which included $79.6 million of the Company's senior subordinated notes due 2003, $33.0 million of borrowings under the Company's revolving credit agreement due in October 2002, and $15.4 million of bank debt related to Guess Canada. On a comparable basis and excluding Guess Canada, the average debt balance for the second quarter of 2001 was $121.6 million, with an average effective interest rate of 8.5%, versus an average debt balance of $128.9 million, with an average effective interest rate of 9.2%, for the second quarter of 2000.

    Net interest expense increased slightly to $6.2 million in the six months ended June 30, 2001 from $6.1 million for the comparable period in 2000. On a comparable basis and excluding Guess Canada, the average debt balance for the first six months of 2001 was $123.4 million, with an average effective interest rate of 8.6%, versus an average debt balance of $110.7 million, with an average effective interest rate of 9.3%, for the comparable period in 2000.

    INCOME TAXES.  Income taxes for the quarter ended June 30, 2001 were $1.1 million, or a 42.9% effective tax rate, compared to $4.5 million, or a 39.8% effective tax rate, in the quarter ended July 1, 2000. Income taxes for the six months ended June 30, 2001 were $2.6 million, or a 42.3% effective tax rate, compared to $14.1 million, or a 39.9% effective tax rate, in the six months ended July 1, 2000. The increase in the 2001 effective tax rate is primarily due to certain non-deductible compensation expenses. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

    NET EARNINGS.  Net earnings decreased by $5.3 million to $1.5 million, or 1.0% of net revenue, in the second quarter ended June 30, 2001, from $6.8 million, or 3.8% of net revenue, in the second quarter ended July 1, 2000. In the 2001 six-month period, net earnings declined by $17.7 million to $3.5 million, or 1.1% of net revenue, from $21.2 million, or 5.8% of net revenue, during the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 30, 2001, the Company relied primarily on internally generated funds, trade credit and bank borrowings to finance its operations and capital requirements. Net cash used in operating activities in the first half of 2001 totaled $9.7 million compared to $61.3 million in the first half of 2000. The decrease in net cash used in operating activities was primarily attributable to lower inventory and prepaid income taxes offset by a decrease in accounts payable and accrued expenses. The $43.0 million decrease in accounts payable and accrued expenses is mainly the result of lower inventory levels and lower capital expenditures. At June 30, 2001, the Company had available working capital of $122.1 million compared to $96.3 million at December 31, 2000.

    In December 1999, the Company entered into a $125 million Credit Agreement (the "Credit Facility") which was amended on March 27, 2001 and which expires on October 31, 2002. The Credit Facility provides the Company with a revolving credit line including a $50 million sub-limit for letters of credit. Outstanding borrowings are secured by inventory and accounts receivable. The Company, with certain restrictions, may elect either a U.S. based interest rate (the "ABR Rate") or a Eurodollar interest rate (the "Eurodollar Rate") for borrowings under the Credit Facility. Borrowings with an ABR Rate bear interest at (a) a base U.S. interest rate, as defined in the Credit Facility (generally, the greater of a prime rate, a base rate for certificates of deposits plus 100 basis points and the federal funds effective rate plus 50 basis points), plus (b) a margin of between zero and 125 basis points. Borrowings with a Eurodollar Rate bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin of between 100 and 225 basis points. Commitment fees for unused borrowings under the Credit Facility range from between 25 basis points and 62.5 basis points. At June 30, 2001, the Company had $33.0 million outstanding borrowings under the Credit Facility, $4.3 million in outstanding standby letters of credit, $25.6 million in outstanding documentary letters of credit and approximately $31.3 million available for additional borrowings. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. As of June 30, 2001, the Company was in compliance with all such covenants.

    Capital expenditures, net of lease incentives, totaled $9.7 million in the six months ended June 30, 2001 compared to $36.7 million during the same period last year. The Company estimates that capital expenditures for fiscal 2001 will be approximately $25.0 million, primarily for the retail store expansion and remodeling, shop-in-shop programs and infrastructure.

    The Company anticipates that it will be able to satisfy its ongoing cash requirements for the next twelve months for working capital, capital expenditures, interest on its senior subordinated notes and to execute the stock repurchase program announced on May 9, 2001, primarily with cash flow from operations and supplemented by borrowings under the Credit Facility.

    The Company signed a letter of intent to acquire the remaining 40% of the outstanding shares of Guess? Canada, Inc. not already owned by the Company. Pursuant to the terms of the letter of intent signed by both parties in June 2001, the Company will pay a nominal consideration in exchange for the remaining shares of Guess? Canada, Inc. Concurrent with the execution of the letter of intent, the Company made an additional investment of $3.0 million in the Canadian business to fund its ongoing operations. The transaction is subject to standard closing conditions and is expected to close during the third quarter of 2001. The Company plans to further integrate the Canadian business with its U.S. business and it expects to benefit from overall cost reductions in 2002 as a result of its integration efforts. The Company currently records 100% of the results of operations of Guess? Canada, Inc.; therefore this transaction is not expected to have a material impact on the financial statements.

WHOLESALE BACKLOG

    We generally receive wholesale orders approximately 90 to 120 days prior to the time the products are to be delivered to department and specialty stores. As of July 1, 2001 unfilled wholesale orders decreased 32.1% to $110.2 million from $162.4 million at July 2, 2000. The backlog of wholesale orders is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of product which varies at any given time. Accordingly, a comparison of backlogs of wholesale orders from period to period may not be indicative of eventual actual shipments.

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

INFLATION

    The Company does not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on net revenue or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured and sold, management does not believe that foreign rates of inflation have had a material adverse effect on its net revenue or profitability.

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

    We may enter into derivative financial instruments, including forward exchange contracts, to manage exchange risk on foreign currency transactions. These financial instruments can be used to protect us from the risk that the eventual net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Unrealized gains and losses on outstanding foreign currency exchange contracts, used to hedge future revenues and purchases, are not recorded in the financial statements but are included in the measurement of the related hedged transaction when realized.

Forward Exchange Contracts	U.S. Dollar Equivalent	Maturity Date	Fair Value in U.S.$ at June 30, 2001
Canadian dollars	$500,000	July 3 to July 31, 2001	$511,488
Canadian dollars	1,500,000	July 16 to August 16, 2001	1,517,529
Canadian dollars	500,000	August 1 to August 31, 2001	502,278
Canadian dollars	750,000	July 16 to August 16, 2001	755,447
Canadian dollars	1,750,000	August 16 to September 17, 2001	1,773,158

    Based upon the rates at June 30, 2001, the cost to buy the equivalent U.S. dollars discussed above was approximately $7.6 million Canadian currency.

    At June 30, 2001, 70% of the Company's indebtedness contained a fixed interest rate of 9.5%. Substantially all of the Company's remaining indebtedness, including borrowings under its $125 million credit facility, is at variable rates of interest. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. A 10% change in interest rate is not expected to significantly impact the Company's operating results.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

    On approximately January 15, 1999, UNITE filed an unfair labor practice charge against us, alleging that attorney Dennis Hershewe violated Section 8(a)(1) of the National Labor Relations Act ("the Act") by questioning our employee Maria Perez about her union activities at the deposition he conducted in her workers' compensation case. Mr. Hershewe represents Fireman's Fund Insurance Company, our workers' compensation insurance carrier. We investigated the charge and responded to it on March 10, 1999. The NLRB issued a complaint on part of the charge on October 14, 1999, and we filed an answer on October 21, 1999. On July 6, 2000, the complaint was dismissed in its entirety. The NLRB appealed the decision and both sides submitted briefs in September of 2000. We are awaiting a decision on the appeal.

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

    On March 28, 2000, a complaint was filed against us in San Diego County Superior Court entitled Snodgrass v. Guess?, Inc. and GUESS? Retail, Inc. The complaint purports to be a class action filed on behalf of current and former store management employees in California. Plaintiffs seek overtime wages and a preliminary and permanent injunction. The parties have stipulated that a limited class composed only of visual co-managers and co-managers should be certified. The Court certified this limited class on March 16, 2001. The trial date has been set for November 9, 2001.

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

    On January 30, 2001, Guess?, Inc., Maurice Marciano, Armand Marciano, Paul Marciano, and Brian Fleming were named as defendants in a securities class action entitled David Osher v. Guess?, Inc., et al., filed in the United States District Court for the Central District of California. Seven additional class actions have been filed in the Central District, naming the same defendants: Robert M. Nuckols v. Guess?, Inc. et al., Brett Dreyfuss v. Guess?, Inc. et al., both filed February 1, 2001; Jerry Sloan v. Guess?, Inc., et al., filed February 6, 2001; Jerry Byrd v. Guess?, Inc., et al.; filed February 13, 2001; Patrick and Kristine Liska v. Guess?, Inc., et al., filed February 14, 2001; Darrin Wegman v. Guess?, Inc., et al., filed February 22, 2001; and Rosie Gindie v. Guess?, Inc., et al., filed February 22, 2001. All eight complaints purport to state claims under Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and allege that defendants made materially false and misleading statements relating to the Company's inventory and financial condition during the class period. In Osher, Nuckols, Byrd, Wegman and Sloan, the class period is February 14, 2000 through January 26, 2001; in Dreyfuss, Liska and Gindie the class period is February 14, 2000 through November 9, 2000. On April 25, 2001, the court entered an order consolidating all of the eight class actions, captioned In re Guess, Inc. Securities Litigation. The lead plaintiff for the class is the Policeman and Fireman's Retirement System of the City of Detroit. On July 9, 2001, plaintiffs filed a consolidated amended class action complaint. Our response is due August 23, 2001.

    On March 15, 2001, a complaint was filed by Susan Goldman, derivatively on behalf of nominal defendant Guess?, Inc. against Bryan Isaacs, Alice Kane, Robert Davis, Armand Marciano, Paul Marciano, Maurice Marciano, Howard Socol and Guess?, Inc. in the Court of Chancery for the State of Delaware. The complaint alleges misappropriation of corporate information, insider trading and other purported breaches of fiduciary duty by the Company and its Board of Directors. On June 8, 2001, we filed our opening brief in support of our motion to dismiss. On July 11, 2001, plaintiffs filed an answering brief in opposition to our motion to dismiss. We filed our response to this opposition motion on August 14, 2001.

    On May 7, 2001, a complaint was filed by Suzanne Bell, derivatively on behalf of nominal defendant Guess?, Inc. against Maurice Marciano, Paul Marciano, Armand Marciano, Alice Kane, Robert Davis, Howard Socol, Bryan Isaacs and Brian Fleming, in the United States District Court for the Central District of California. The complaint alleges corporate mismanagement, insider trading and other purported breaches of fiduciary duty by the Company and its Board of Directors. On July 5, 2001, the court stayed the action pursuant to stipulation of the parties pending the outcome of the Goldman derivative action.

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

    None.

ITEM 3.  Defaults Upon Senior Securities

    None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Guess?, Inc. was held on May 14, 2001 (the "Meeting"). Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement. At the Meeting, the stockholders elected two directors and approved a proposal to ratify the appointment of KPMG LLP as the Company's independent certified public accountants for the 2001 fiscal year. There were no other proposals voted upon by the stockholders at the Meeting. The stockholders voted at the Meeting as follows:

Description	For	Against	Withheld	Abstain	Broker Non-Votes
Election of Paul Marciano	42,906,295	N/A	234,368	N/A	—
Election of Robert Davis	43,098,397	N/A	42,266	N/A	—
Ratification of appointment of KPMG LLP as the Company's independent certified public accountants for the year ending December 31, 2001	43,116,245	14,868	N/A	9,550	—

ITEM 5.  Other Information

    None.

ITEM 6.  Exhibits and Reports on Form 8-K

  a)
  Exhibits:

Exhibit Number	Description
3.1.	Restated Certificate of Incorporation of the Company.(1)
3.2.	Bylaws of the Company.(1)
4.1.	Specimen stock certificate.(1)

(1)
Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.

b)
Reports on Form 8-K:

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.

Date: August 14, 2001	By:	/s/ MAURICE MARCIANO Maurice Marciano Co-Chairman of the Board, Co-Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2001	By:	/s/ CARLOS ALBERINI Carlos Alberini President and Chief Operating Officer (Principal Financial Officer)

QuickLinks

GUESS?, INC. FORM 10-Q TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (Unaudited)
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (in thousands, except per share data) (Unaudited)
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)
GUESS?, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001 (in thousands) (unaudited)
PART II. OTHER INFORMATION
SIGNATURES