Form 10-Q
period 2001-09-29
GUESS INC ET AL/CA/
filed 2001-11-13
CIK 912463

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 29, 2001

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

Yes /x/  No / /

    As of November 6, 2001, the registrant had 43,866,464 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	Sep 29, 2001	Dec 31, 2000
ASSETS
Current Assets:
Cash	$5,257	$13,332
Short-term investments	1,039	898
Receivables, net of reserves	50,302	34,383
Inventories, net	130,411	144,220
Prepaid expenses and other assets	8,837	9,671
Prepaid income taxes	2,473	9,118
Deferred tax assets	14,470	14,470

Total current assets	212,789	226,092
Property and equipment, at cost, less accumulated depreciation and amortization	153,455	168,299
Other assets, at cost, less accumulated amortization	24,945	25,292

Total assets	$391,189	$419,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current installments of notes payable and long-term debt	$13,606	$13,801
Accounts payable	47,747	84,043
Accrued expenses	33,448	31,959

Total current liabilities	94,801	129,803
Notes payable and long-term debt, excluding current installments	108,672	103,781
Other liabilities	10,872	10,943

Total liabilities	214,345	244,527
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 64,423,940 and 63,594,219 shares, outstanding 43,862,048 and 43,563,427 shares at September 29, 2001 and December 31, 2000, respectively	147	146
Paid-in capital	168,127	167,833
Deferred compensation	(438)	(950)
Retained earnings	165,812	160,936
Accumulated other comprehensive loss	(2,070)	(2,033)
Treasury stock, 20,561,892 and 20,030,792 shares repurchased at September 29, 2001 and December 31, 2000, respectively	(154,734)	(150,776)

Net stockholders' equity	176,844	175,156

Total liabilities and stockholders' equity	$391,189	$419,683

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sep 29, 2001	Sep 30, 2000	Sep 29, 2001	Sep 30, 2000
Net revenue
Product sales	$162,250	$206,831	$465,884	$553,903
Net royalties	10,159	9,532	28,360	28,985

	172,409	216,363	494,244	582,888
Cost of sales	113,350	139,206	324,765	357,206

Gross profit	59,059	77,157	169,479	225,682
Selling, general and administrative expenses	49,173	59,902	147,333	168,408
Gain on disposition of property and equipment	—	—	(1,063)	—
Severance recovery relating to distribution facility relocation	—	—	—	(1,545)
Restructuring, impairment and severance charges	4,436	—	4,967	—

Earnings from operations	5,450	17,255	18,242	58,819
Other expense (income):
Interest expense, net	3,122	4,159	9,284	10,305
Other, net	—	(967)	482	(868)

	3,122	3,192	9,766	9,437
Earnings before income taxes	2,328	14,063	8,476	49,382
Income taxes	1,000	5,700	3,600	19,800

Net earnings	$1,328	$8,363	$4,876	$29,582

Net earnings per share:
Basic	$0.03	$0.19	$0.11	$0.68
Diluted	$0.03	$0.19	$0.11	$0.67
Weighted average shares outstanding:
Basic	43,855	43,492	43,839	43,422
Diluted	44,072	43,828	44,028	43,857

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	Sep 29, 2001	Sep 30, 2000
Cash flows from operating activities:
Net earnings	$4,876	$29,582
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	29,069	24,142
Amortization of other assets	942	543
Loss on disposition of property and equipment	991	1,358
Other items, net	708	(482)
Changes in operating assets and liabilities:
Receivables	(15,919)	(37,997)
Inventories	13,809	(57,590)
Prepaid expenses and other assets	6,863	(10,760)
Accounts payable	(36,296)	8,976
Accrued expenses and other liabilities	1,092	(10,934)

Net cash provided by (used in) operating activities	6,135	(53,162)

Cash flows from investing activities:
Net proceeds from the sale of investments	57	33,274
Purchases of property and equipment, net of lease incentives	(18,429)	(58,725)
Proceeds from the disposition of property and equipment	3,095	3,133
Acquisition of license	(375)	(482)
Purchase of investment securities	—	(1,843)

Net cash used in investing activities	(15,652)	(24,643)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt	125,661	182,131
Repayments of notes payable and long-term debt	(120,965)	(103,010)
Proceeds from issuance of common stock	807	1,610
Purchase of treasury stock	(3,958)	—

Net cash provided by financing activities	1,545	80,731
Effect of exchange rates on cash	(103)	93

Net increase (decrease) in cash	(8,075)	3,019
Cash, beginning of period	13,332	6,139

Cash, end of period	$5,257	$9,158

Supplemental disclosures:
Cash paid during the period for:
Interest	$11,937	$11,195
Income taxes	4,426	23,758

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2001
(in thousands)
(unaudited)

(1) Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of September 29, 2001 and December 31, 2000, the condensed consolidated statements of earnings for the quarter and nine months ended September 29, 2001 and September 30, 2000, and the condensed consolidated statements of cash flows for the nine months ended September 29, 2001 and September 30, 2000. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the quarter and nine months ended September 29, 2001 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

    Effective January 1, 2000, the Company changed its quarterly fiscal reporting period to end on the Saturday nearest the calendar quarter end. This change in reporting period did not have an impact for the third quarter of 2001 compared to 2000; however, this change resulted in two fewer days for the nine months ended September 29, 2001 compared to the nine months ended September 30, 2000.

    Certain amounts in the 2000 financial statements have been reclassified to conform to the September 29, 2001 presentation.

(2) Summary of Significant Accounting Policies

Earnings Per Share

    Basic earnings per share represent net earnings divided by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share represent net earnings divided by the weighted average number of shares outstanding, inclusive of the dilutive impact of potential common stock equivalents. For the quarter and nine-month periods ended September 29, 2001 and September 30, 2000, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock. Options to purchase 792,967 shares of common stock at prices ranging from $7.75 to $27.31 per share during the third quarter of 2001 and options to purchase 628,608 shares of common stock at prices ranging from $17.64 to $27.31 during the third quarter of 2000 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and therefore such options would be antidilutive. Options to purchase 1,088,053 shares of common stock at prices ranging from $6.45 to $27.31 per share during the nine-month period ended September 29, 2001 and options to purchase 429,414 shares of common stock at prices ranging from $18.49 to $27.31 per share during the nine-month period ended September 30, 2000 were not included in the computation of diluted earnings per share because they would be antidilutive.

Business Segment Reporting

    The business segments of the Company are retail, wholesale and licensing. Information relating to these segments is summarized in note 7.

Comprehensive Income

    Comprehensive income consists of net earnings, unrealized gains (losses) on investments available for sale and foreign currency translation adjustments. A reconciliation of comprehensive income for the quarter and nine-month periods ended September 29, 2001and September 30, 2000 is as follows (in thousands):

	Third Quarter Ended		Nine Months Ended
	Sep 29, 2001	Sep 30, 2000	Sep 29, 2001	Sep 30, 2000
Net earnings	$1,328	$8,363	$4,876	$29,582
Unrealized gain (loss) on investments, net of tax	(238)	(2,469)	284	(13,883)
Foreign currency translation adjustment	(11)	(227)	(321)	256

Comprehensive income	$1,079	$5,667	$4,839	$15,955

New Accounting Standards

    In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. The Company expects that the adoption of SFAS 144 will not have a material impact on its financial position or results from operations.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS 142 which is effective for fiscal years starting after December 15, 2001. The Company does not expect that the adoption of SFAS 141 and SFAS 142 will have a material impact on its financial position or results from operations.

    In April 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives" and EITF No. 00-25, "Vendor Income Characterization of Consideration Paid to a Reseller of the Vendor's Products," which are effective for the first quarter beginning after December 15, 2001. These EITFs prescribe guidance regarding the timing of recognition and income statement classification of costs incurred for certain sales incentive programs to retailers and end consumers. The Company expects that the adoption of EITF No. 00-14 and EITF No. 00-25 will not have a material impact on its financial position or results from operations as the Company currently recognizes these costs and classifies them in accordance with the prescribed rules.

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." As a result, the Company recognizes financial instruments, such as foreign exchange contracts, at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically through the income statement or through stockholders' equity as a component of comprehensive income or loss. The classification depends on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives designated as fair value hedges are matched in the income statement against the respective gain or loss relating to the hedged items. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income or loss net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are currently reported in income. The implementation of this standard did not have a significant impact on the Company's financial statements.

(3) Accounts Receivable

    Accounts receivable consists of trade receivables, net of reserves aggregating $11,547,000 and $15,811,000 at September 29, 2001 and December 31, 2000, respectively and royalty receivables, less allowance for doubtful accounts of $854,000 and $841,000 at September 29, 2001 and December 31, 2000, respectively.

(4) Inventories

    The components of inventories consist of the following (in thousands):

	Sep 29, 2001	Dec 31, 2000
Raw materials	$7,821	$9,986
Work in progress	3,167	6,727
Finished goods—retail	55,208	57,702
Finished goods—wholesale	64,215	69,805

	$130,411	$144,220

    As of September 29, 2001 and December 31, 2000, write-downs of inventories to the lower of cost or market totaled $11.0 million and $12.9 million, respectively.

    During the first quarter of 2001, the Company decided to license its existing children's business, then produced in-house, to its licensee for its Baby Guess product line. The agreement was finalized in the second quarter of 2001 and is effective for 2002 operations. The Company recorded an inventory write-down charge of approximately $562,000 which was included in cost of sales in the first quarter of 2001. The charge relates to lower of cost or market adjustments for inventories expected to be sold below cost as a result of the decision.

(5) Investments

    Short-term investments consist of marketable securities available for sale. Long-term investments consist of certain marketable equity securities available for sale aggregating $244,000 and $447,000 at September 29, 2001 and December 31, 2000, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets.

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

    Net revenue and earnings from operations are summarized as follows for the quarters and nine months ended September 29, 2001 and September 30, 2000 (in thousands):

	Third Quarter Ended		Nine Months Ended
	Sep 29, 2001	Sep 30, 2000	Sep 29, 2001	Sep 30, 2000
Net revenue:
Retail operations	$95,474	$103,518	$258,026	$266,083
Wholesale operations	66,776	103,313	207,858	287,820
Licensing operations	10,159	9,532	28,360	28,985

	$172,409	$216,363	$494,244	$582,888

Earnings (loss) from operations:
Retail operations	$1,018	$7,983	$(6,736)	$13,763
Wholesale operations	(4,109)	1,933	1,001	22,104
Licensing operations	8,541	7,339	23,977	22,952

	$5,450	$17,255	$18,242	$58,819

    These business segments are impacted by the general seasonal trends characteristic of the apparel and retail industries. Retail operations are generally stronger in the third and fourth quarters, while wholesale operations generally experience stronger performance in the first and third quarters. As the timing of the shipment of products may vary from year to year, the results for the wholesale segment for any particular quarter may not be indicative of results that may be expected for the full fiscal year.

(8) Long-Term Debt

    In December 1999, the Company entered into a $125 million Credit Agreement which was amended on March 27, 2001, and on November 5, 2001, and which expires on October 31, 2002 (the "Credit Facility"). The November 5, 2001 amendment was effective September 29, 2001, and reduced the total amount available under the Credit Facility to $100 million and revised certain terms and conditions, including modifications to the financial covenants. The Credit Facility provides the Company with a revolving credit line including a $50 million sub-limit for letters of credit. Outstanding borrowings are secured by inventory and accounts receivable. The Company, with certain restrictions, may elect either a U.S. based interest rate (the "ABR Rate") or a Eurodollar interest rate (the "Eurodollar Rate") for borrowings under the Credit Facility. If the Company elects the ABR Rate, borrowings bear interest at (a) a base U.S. interest rate, as defined in the Credit Facility (generally, the greater of a prime rate, a base rate for certificates of deposits plus 100 basis points and the federal funds effective rate plus 50 basis points), plus (b) a margin of between 100 and 175 basis points. If the Company elects the Eurodollar Rate, borrowings bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin of between 200 and 275 basis points. Commitment fees for unused borrowings under the Credit Facility range from between 56.25 basis points and 66.7 basis points.

    At September 29, 2001 the Company had $28.1 million of outstanding borrowings under the Credit Facility, $4.3 million in outstanding standby letters of credit, $23.5 million in outstanding documentary letters of credit and approximately $43.9 million available for additional borrowings. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. The Company is in compliance with all terms of the Credit Facility.

(9) Share Repurchase Program

    On May 9, 2001, the Company announced that its Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in the open market. Due to restrictive loan covenants, the Company is allowed to spend a maximum of $10 million for the repurchase program in the current fiscal year.

    During the third quarter and nine months ended September 29, 2001, the Company repurchased 474,700 and 531,100 shares at an aggregate cost of approximately $3.5 million and $4.0 million, or an average price per share of $7.40 and $7.45, respectively.

(10) Acquisition

    In September 2001, the Company completed the acquisition of the remaining 40% of the outstanding shares of Guess? Canada, Inc. not already owned by the Company. The Company paid a nominal consideration in exchange for the remaining shares of Guess? Canada, Inc. and, as previously announced, made an additional investment during the second quarter of 2001 of $3.0 million in the Canadian business to fund its ongoing operations.

    Prior to the minority interest acquisition, the Company included 100% of the results of operations of Guess? Canada, Inc. in its financial statements, therefore, this transaction did not have a material impact on the Company's financial statements. The Company recorded the amount representing 40% of the assets and liabilities at their respective fair values. No significant goodwill was generated from this transaction.

(11) Restructuring, Impairment and Severance Charges

    During the third quarter ended September 29, 2001, the Company recorded restructuring, impairment and severance charges of $4.4 million ($2.6 million after tax or $0.06 per diluted share). Based on the current real estate market following the events of September 11, 2001, the Company recorded $2.2 million in additional costs for rent paid, estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter of 2000. In addition, $1.3 million of the charges represented the write-down of the value of certain impaired assets, including fixed assets related to unprofitable stores. The remaining $0.9 million of the charge was related to severance costs for the reduction in the Company's workforce which was part of its continuing efforts to reduce costs, improve productivity, streamline its corporate structure and consolidate operations. Approximately 31% of the severance was paid by the end of the third quarter with the remainder to be paid by the end of 2001.

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

    Effective January 1, 2000, we changed our quarterly reporting period to end on the Saturday nearest the calendar quarter end. Previously, our quarterly reporting period ended on the last Saturday of the quarter. This change in reporting period did not have an impact for the third quarter of 2001 compared to 2000; however, this change resulted in two fewer days for the nine months ended September 29, 2001.

RESULTS OF OPERATIONS

    Third Quarter and Nine Months Ended September 29, 2001 and September 30, 2000.

    NET REVENUE.  Net revenue for the third quarter ended September 29, 2001 decreased $44.0 million, or 20.3%, to $172.4 million from $216.4 million in the third quarter ended September 30, 2000.

    Net revenue from retail operations decreased $8.0 million, or 7.7%, to $95.5 million in the third quarter 2001 from $103.5 million in the third quarter 2000. The continued softness in the retail environment compounded by the events of September 11th, contributed to a decrease of 15.9% in comparable store sales for the quarter.

    Net revenue from wholesale operations declined $36.5 million, or 35.3%, to $66.8 million in the third quarter ended September 29, 2001, from $103.3 million in the third quarter ended September 30, 2000. Domestic wholesale net revenues decreased in the third quarter of 2001 by $37.2 million, or 42.9%, to $49.5 million, and international wholesale net revenues increased slightly by $0.7 million, or 4.2%, to $17.3 million for the third quarter of 2001. Domestic wholesale revenues decreased as a result of lower orders from the Company's wholesale customers, partially due to the economic slowdown in the United States.

    Net royalty revenue increased to $10.2 million in the third quarter of 2001 from $9.5 million in the third quarter of 2000 due to a royalty recovery.

    Net revenue for the nine-month period ended September 29, 2001 decreased $88.7 million, or 15.2%, to $494.2 million from $582.9 million in the nine-month period ended September 30, 2000.

    Net revenue from retail operations decreased by $8.1 million, or 3.0%, to $258.0 million for the nine months ended September 29, 2001, from $266.1 million for the comparable period in 2000. Retail revenues decreased primarily due to slowed consumer spending and current events in the U.S. creating economic uncertainty. The increase in sales from new stores was offset by a comparable store sales decrease of 15.5% for the nine-month period ended September 29, 2001, as compared to the same nine-month period in 2000.

    Net wholesale revenue declined $79.9 million, or 27.8%, to $207.9 million in the nine-months ended September 29, 2001 compared to $287.8 million in the same period in 2000. During the nine months ended September 29, 2001, domestic wholesale net revenue decreased $82.7 million, or 33.6%, to $163.4 million. The decrease in domestic wholesale net revenue was partially offset by an increase in international wholesale net revenue of $2.8 million, or 6.7%, to $44.5 million from the same period a year ago. The increase in international wholesale revenues was primarily driven by improvements in Canada's wholesale business. The significant economic slowdown and the cautious approach to inventory management by the Company's wholesale customers were the primary causes of the decrease in net domestic wholesale revenues during the nine-month period ended September 29, 2001.

    Net royalty revenue for the nine-month period ended September 29, 2001, decreased slightly by $0.6 million, or 2.1%, to $28.4 million compared to $29.0 million during the same period in 2000.

    GROSS PROFIT.  Gross profit decreased $18.1 million, or 23.5%, to $59.1 million in the third quarter ended September 29, 2001, from $77.2 million in the third quarter ended September 30, 2000. The decrease in gross profit was attributable to lower revenues in the wholesale and retail businesses coupled with increased retail occupancy costs.

    Gross margin, which is gross profit as a percentage of total net revenue, decreased to 34.3% in the third quarter of 2001 from 35.7% in the third quarter of 2000. While gross margin improved in the wholesale business as a result of lower shipments to the off-price channel, gross margin for the retail business declined due to the lower sales productivity and higher occupancy costs.

    Gross profit declined $56.2 million, or 24.9%, to $169.5 million for the nine months ended September 29, 2001, from $225.7 million for the nine months ended September 30, 2000. Gross margin decreased during the nine months ended September 29, 2001, to 34.3% from 38.7% during the same period in 2000. Lower revenues in the wholesale business contributed to the decline in gross margin for the 2001 year-to-date period. In addition, in the retail segment, higher markdowns and increased occupancy costs due to lower sales productivity adversely impacted gross margins.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative ("SG&A") expenses decreased $10.7 million, or 17.9%, to $49.2 million in the third quarter of 2001 compared to $59.9 million in the third quarter of 2000. The decline in SG&A expenses resulted from cost containment initiatives in both the retail and wholesale businesses, which were partially offset by the costs of operating 26 net new stores which have been opened since the end of the third quarter of 2000. As a percentage of net revenue, SG&A expenses increased to 28.5% of net revenue in the third quarter of 2001 as compared to 27.7% in the third quarter of 2000.

    SG&A expenses declined $21.1 million, or 12.5%, to $147.3 million in the first nine months of 2001 as compared to $168.4 million in the first nine months of 2000. The decrease in SG&A expenses for the nine-month period in 2001 resulted from cost containment programs in the wholesale and retail operations which more than offset the costs to operate new stores.

    RESTRUCTURING, IMPAIRMENT AND SEVERANCE CHARGES.  During the third quarter ended September 29, 2001, the Company recorded restructuring, impairment and severance charges of $4.4 million ($2.6 million after tax or $0.06 per diluted share). Based on the current real estate market following the events of September 11, 2001, the Company recorded $2.2 million in additional costs for rent paid, estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter of 2000. In addition, $1.3 million of the charges represented the write-down of the value of certain impaired assets, including fixed assets related to unprofitable stores. The remaining $0.9 million of the charge was related to severance costs for the reduction in the Company's workforce which was part of its continuing efforts to reduce costs, improve productivity, streamline its corporate structure and consolidate operations. Approximately 31% of the severance was paid by the end of the third quarter with the remainder to be paid by the end of 2001.

    EARNINGS FROM OPERATIONS.  Earnings from operations decreased to $5.5 million in the third quarter of 2001 from $17.3 million in the third quarter of 2000. Excluding the restructuring, impairment and severance charges of $4.4 million in the third quarter of 2001, earnings from operations would have been $9.9 million. The retail segment recorded earnings from operations of $1.0 million in the third quarter of 2001 versus earnings from operations of $8.0 million during the same quarter in 2000. Excluding the retail segment's restructuring, impairment and severance charges of $3.4 million, retail earnings from operations would have been $4.4 million. The decline in earnings from the retail segment is principally due to a decrease in comparable store sales of 15.9% for the third quarter of 2001 and costs related to operating new stores. The wholesale segment recorded a loss from operations of $4.1 million in the third quarter ended September 29, 2001, compared to earnings from operations of $1.9 million in the third quarter ended September 30, 2000. Excluding the wholesale segment's restructuring, impairment and severance charges of $1.0 million, the wholesale loss from operations would have been $3.1 million. Lower wholesale segment earnings are primarily the result of lower shipments. Earnings from operations for the licensing segment increased to $8.5 million in the third quarter of 2001 as compared to $7.3 million in the third quarter of 2000.

    Earnings from operations for the nine months ended September 29, 2001, decreased to $18.2 million from $58.8 for the nine months ended September 30, 2000. Excluding the restructuring, impairment and severance charges of $5.0 million in the current year nine-month period, earnings from operations would have been $23.2 million. The retail segment generated a loss from operations of $6.7 million for the nine months ended September 29, 2001 compared to earnings from operations of $13.8 million in the same period of 2000. Excluding the retail segment's restructuring, impairment and severance charges of $3.4 million, the retail loss from operations would have been $3.3 million. The loss is primarily attributable to lower sales productivity and higher occupancy costs. Earnings from operations for the wholesale segment decreased to $1.0 million for the nine months ended September 29, 2001, compared to $22.1 million in the same period of 2000, which included a $1.5 million benefit for severance recovery related to the distribution facility relocation. Excluding the wholesale segment's restructuring, impairment and severance charges of $1.6 million, wholesale earnings from operations would have been $2.6 million. Lower product sales resulted in the lower earnings. Earnings from operations for the licensing segment increased slightly to $24.0 million for the 2001 nine-month period from $23.0 million for the same 2000 period.

    INTEREST EXPENSE, NET.  Net interest expense decreased by $1.1 million, or 26.2% to $3.1 million in the third quarter ended September 29, 2001, from $4.2 million for the same period in 2000. The decrease is due to lower outstanding debt and lower interest rates during the third quarter of 2001. Total debt at September 29, 2001, was $122.3 million, which included $79.6 million of the Company's senior subordinated notes due 2003, $28.1 million of borrowings under the Company's revolving credit agreement due in October 2002, and $14.6 million of bank debt primarily related to Guess Canada. On a comparable basis and excluding Guess Canada, the average debt balance for the third quarter of 2001 was $111.8 million, with an average effective interest rate of 8.4%, versus an average debt balance of $154.9 million, with an average effective interest rate of 8.9%, for the third quarter of 2000.

    Net interest expense decreased by $1.0 million, or 9.7%, to $9.3 million in the nine months ended September 29, 2001, from $10.3 million for the comparable period in 2000. On a comparable basis and excluding Guess Canada, the average debt balance for the first nine months of 2001 was $107.5 million, with an average effective interest rate of 8.4%, versus an average debt balance of $125.4 million, with an average effective interest rate of 9.0%, for the comparable period in 2000.

    INCOME TAXES.  Income taxes for the quarter ended September 29, 2001 were $1.0 million, or a 42.9% effective tax rate, compared to $5.7 million, or a 40.5% effective tax rate, in the quarter ended September 30, 2000. Income taxes for the nine months ended September 29, 2001 were $3.6 million, or a 42.5% effective tax rate, compared to $19.8 million, or a 40.1% effective tax rate, for the nine months ended September 30, 2000. The increase in the 2001 effective tax rate is primarily due to certain non-deductible compensation expenses. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

    NET EARNINGS.  Net earnings decreased by $7.1 million, or 84.5%, to $1.3 million, or 0.8% of net revenue, in the third quarter ended September 29, 2001, from $8.4 million, or 3.9% of net revenue, in the third quarter ended September 30, 2000. Excluding the restructuring, impairment and severance charges of $4.4 million, or $2.6 million after tax, net earnings would have been $3.9 million. In the 2001 nine-month period, net earnings declined by $24.7 million, or 83.5%, to $4.9 million, or 1.0% of net revenue, from $29.6 million, or 5.1% of net revenue, during the same period in 2000. Excluding the 2001 year-to-date restructuring, impairment and severance charges of $5.0 million, or $2.9 million after tax, net earnings would have been $7.8 million.

LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended September 29, 2001, the Company relied primarily on internally generated funds, trade credit and bank borrowings to finance its operations and capital requirements. In the first nine months of 2001, $6.1 million of cash was provided by operating activities compared to $53.2 million of cash used in the first nine months of 2000. The improvement in cash provided by operating activities was primarily attributable to lower inventory, prepaid expenses and receivables, partially offset by a decrease in accounts payable. The $36.3 million decrease in accounts payable is mainly the result of lower inventory levels and lower capital expenditures. At September 29, 2001, the Company had available working capital of $118.0 million compared to $96.3 million at December 31, 2000.

    In December 1999, the Company entered into a $125 million Credit Agreement which was amended on March 27, 2001, and on November 5, 2001, and which expires on October 31, 2002 (the "Credit Facility"). The November 5, 2001, amendment was effective September 29, 2001, and reduced the total amount available under the Credit Facility to $100 million and revised certain terms and conditions, including modifications to the financial covenants. The Credit Facility provides the Company with a revolving credit line including a $50 million sub-limit for letters of credit. Outstanding borrowings are secured by inventory and accounts receivable. The Company, with certain restrictions, may elect either a U.S. based interest rate (the "ABR Rate") or a Eurodollar interest rate (the "Eurodollar Rate") for borrowings under the Credit Facility. If the Company elects the ABR Rate, borrowings bear interest at (a) a base U.S. interest rate, as defined in the Credit Facility (generally, the greater of a prime rate, a base rate for certificates of deposits plus 100 basis points and the federal funds effective rate plus 50 basis points), plus (b) a margin of between 100 and 175 basis points. If the Company elects the Eurodollar Rate, borrowings bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin of between 200 and 275 basis points. Commitment fees for unused borrowings under the Credit Facility range from between 56.25 basis points and 66.7 basis points. At September 29, 2001, the Company had $28.1 million outstanding borrowings under the Credit Facility, $4.3 million in outstanding standby letters of credit, $23.5 million in outstanding documentary letters of credit and approximately $43.9 million available for additional borrowings. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. The Company is in compliance with all the terms of the Credit Facility.

    Capital expenditures, net of lease incentives, totaled $18.4 million in the nine months ended September 29, 2001, compared to $58.7 million during the same period last year. The Company estimates that capital expenditures for fiscal 2001 will be approximately $25.0 million, primarily for the retail store expansion and remodeling, shop-in-shop programs and infrastructure.

    The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures and interest on its senior subordinated notes, primarily with cash flow from operations and supplemented by borrowings under the Credit Facility.

    In September 2001, the Company acquired the remaining 40% of the outstanding shares of Guess? Canada, Inc. not already owned by the Company. The Company paid a nominal consideration in exchange for the remaining shares of Guess? Canada, Inc. and, as previously reported, made an additional investment during the second quarter of 2001 of $3.0 million in the Canadian business to fund its ongoing operations. The Company recorded the amount representing 40% of the assets and liabilities at their respective fair values. No significant goodwill was generated from this transaction. The Company plans to further integrate the Canadian business with its U.S. business and it expects to benefit from overall cost reductions in 2002 as a result of its integration efforts. The Company was recording 100% of the results of operations of Guess? Canada, Inc. prior to the minority interest acquisition; therefore, this transaction did not have a material impact on the Company's financial statements.

WHOLESALE BACKLOG

    We generally receive wholesale orders approximately 90 to 120 days prior to the time the products are to be delivered to department and specialty stores. As of September 29, 2001, unfilled wholesale orders, excluding the children's business, decreased 34.5% to $77.8 million from $118.8 million at September 30, 2000. During the first quarter of 2001, the Company decided to license its existing children's business, then produced in-house, to its licensee for its Baby Guess product line beginning in 2002. The backlog of wholesale orders is affected by various factors including seasonality and the scheduling of manufacturing and shipment of product which varies at any given time. Accordingly, a comparison of backlogs of wholesale orders from period to period may not be indicative of eventual actual shipments.

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

    We may enter into derivative financial instruments, including forward exchange contracts, to manage exchange risk on foreign currency transactions. These financial instruments can be used to protect us from the risk that the eventual net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Changes in the fair value of derivative financial instruments are either recognized periodically through the income statement or through stockholders' equity as a component of comprehensive income or loss. The classification depends on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives designated as fair value hedges are matched in the income statement against the respective gain or loss relating to the hedged items. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income or loss net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are currently reported in income. The implementation of this standard did not have a significant impact on the financial statements.

Forward Exchange Contracts	U.S. Dollar Equivalent	Maturity Date	Fair Value in U.S. Dollars At September 29, 2001
Canadian dollars	$1,000,000	October 1 to October 31, 2001	$970,622
Canadian dollars	750,000	November 1 to November 30, 2001	730,341
Canadian dollars	500,000	December 3 to December 31, 2001	484,899

    Based upon the rates at September 29, 2001, the cost to buy the equivalent U.S. dollars discussed above was approximately $3.6 million Canadian currency.

    At September 29, 2001, approximately 65% of the Company's indebtedness contained a fixed interest rate of 9.5%. Substantially all of the Company's remaining indebtedness, including borrowings under its $125 million Credit Facility, is at variable rates of interest. Accordingly, changes in interest rates may impact the Company's results of operations in future periods. A 10% change in interest rate is not expected to significantly impact the Company's operating results.

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

    On June 9, 1999, we commenced a lawsuit in the Los Angeles County Superior Court against Kyle Kirkland, Kirkland Messina LLC, and CKM Securities (collectively "Kirkland") for tortious interference, unfair competition, fraud and related claims. This action arises out of alleged misrepresentations and omissions of material fact made by Kirkland in connection with the operations and financial performance of PLB. On March 29, 2000, the California Court of Appeal determined that the action will proceed in court. Kirkland's petition for review to the California Supreme Court was denied on July 12, 2000. Kirkland, in response to an order to respond to a discovery request, filed another appeal. A tentative trial date has been set for February 2002.

    On March 28, 2000 a complaint was filed against us in San Diego County Superior Court entitled Snodgrass v. Guess?, Inc. and GUESS? Retail, Inc. The complaint alleged that certain current and former store management employees were incorrectly classified as exempt from overtime laws. The Company, without admitting or acknowledging any wrongdoing, tentatively settled the matter on September 28, 2001. The Agreement, when executed, will be subject to subsequent judicial approval. The Company will record a non-recurring expense related to the tentative dissolution of the lawsuit upon court approval. Furthermore, the Company does not expect any changes to its ongoing cost structure as a result of this settlement.

    On May 4, 2000, a complaint was filed against the Company and Mr. Paul Marciano in the Los Angeles Superior Court—Michel Benasra v. Paul Marciano and Guess?, Inc. The complaint grows out of the arbitration between the Company and PLB, discussed above. The plaintiff, the President of PLB, alleges that defendants made defamatory statements about him during the arbitration. Plaintiff seeks general damages of $50,000,000 and unspecified punitive damages. Defendants moved to compel arbitration of this matter, or alternatively, to strike the action under the state's anti-SLAPP (Strategic Litigation Against Public Participation) statute. The motion to compel arbitration was denied and the decision was appealed. The court of appeal recently upheld the lower court's ruling and we are considering an appeal to the California Supreme Court which would stay the matter further pending resolution of that appeal. Otherwise, this matter will proceed to trial. No trial date has been set.

    On January 30, 2001, Guess?, Inc., Maurice Marciano, Armand Marciano, Paul Marciano, and Brian Fleming were named as defendants in a securities class action entitled David Osher v. Guess?, Inc., et al., filed in the United States District Court for the Central District of California. Seven additional class actions have been filed in the Central District, naming the same defendants: Robert M. Nuckols v. Guess?, Inc. et al., Brett Dreyfuss v. Guess?, Inc. et al., both filed February 1, 2001; Jerry Sloan v. Guess?, Inc., et al., filed February 6, 2001; Jerry Byrd v. Guess?, Inc., et al; filed February 13, 2001; Patrick and Kristine Liska v. Guess?, Inc., et al, filed February 14, 2001; Darrin Wegman v. Guess?, Inc., et al., filed February 22, 2001; and Rosie Gindie v. Guess?, Inc., et al., filed February 22, 2001. All eight complaints purport to state claims under Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and allege that defendants made materially false and misleading statements relating to the Company's inventory and financial condition during the class period. In Osher, Nuckols, Byrd, Wegman and Sloan, the class period is February 14, 2000 through January 26, 2001; in Dreyfuss, Liska and Gindie the class period is February 14, 2000 through November 9, 2000. On April 25, 2001, the court entered an order consolidating all of the eight class actions, captioned In re Guess, Inc. Securities Litigation. The lead plaintiff for the class is the Policeman and Fireman's Retirement System of the City of Detroit. On July 9, 2001, the plaintiff filed a consolidated amended class action complaint. The hearing on our motion to dismiss is scheduled for November 19, 2001.

    On March 15, 2001, a complaint was filed by Susan Goldman, derivatively on behalf of nominal defendant Guess?, Inc. against Bryan Isaacs, Alice Kane, Robert Davis, Armand Marciano, Paul Marciano, Maurice Marciano, Howard Socol and Guess?, Inc. in the Court of Chancery for the State of Delaware. The complaint alleges misappropriation of corporate information, insider trading and other purported breaches of fiduciary duty by the Company and its Board of Directors. The motion to dismiss has been fully briefed and we expect the court to rule on our motion to dismiss without a hearing.

    On May 7, 2001, a complaint was filed by Suzanne Bell, derivatively on behalf of nominal defendant Guess?, Inc. against Maurice Marciano, Paul Marciano, Armand Marciano, Alice Kane, Robert Davis, Howard Socol, Bryan Isaacs and Brian Fleming, in the United States District Court for the Central District of California. The complaint alleges corporate mismanagement, insider trading and other purported breaches of fiduciary duty by the Company and its Board of Directors. On July 5, 2001, the court stayed the action pursuant to stipulation of the parties pending the outcome of the Goldman derivative action discussed above.

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

    None.

ITEM 5. Other Information

    None.

ITEM 6. Exhibits and Reports on Form 8-K

a)
Exhibits:

Exhibit Number	Description
3.1.	Restated Certificate of Incorporation of the Company.(1)
3.2.	Bylaws of the Company.
4.1.	Specimen stock certificate.(1)
10.1.	Second Amendment to Credit Agreement among the Registrant, the Lenders and the Chase Manhattan Bank.

(1)
Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.

b)
Reports on Form 8-K:

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.

Date: November 13, 2001	By:	/s/ MAURICE MARCIANO Maurice Marciano Co-Chairman of the Board, Co-Chief Executive Officer and Director (Principal Executive Officer)
Date: November 13, 2001	By:	/s/ CARLOS ALBERINI Carlos Alberini President and Chief Operating Officer (Principal Financial Officer)

QuickLinks

GUESS?, INC. FORM 10-Q TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (Unaudited)
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (in thousands, except per share data) (Unaudited)
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)
GUESS?, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 29, 2001 (in thousands) (unaudited)