Form 10-K405
period 2001-12-31
GUESS INC ET AL/CA/
filed 2002-03-29
CIK 912463

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11893

GUESS?, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3679695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1444 South Alameda Street
Los Angeles, California 90021
(213) 765-3100
(Address, including zip code, and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of the close of business on March 12, 2002 the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $61,431,669.

        As of the close of business on March 12, 2002, the registrant had 43,557,289 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the proxy statement for the registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

TABLE OF CONTENTS

Item	Description	Page

PART I
1	Business	1
2	Properties	12
3	Legal Proceedings	13
4	Submission of Matters to a Vote of Security Holders	14
PART II
5	Market for Registrant's Common Equity and Related Stockholder Matters	14
6	Selected Financial Data	15
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
7A	Quantitative and Qualitative Disclosures About Market Risks	26
8	Financial Statements and Supplementary Data	27
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
PART III
10	Directors and Executive Officers of the Registrant	27
11	Executive Compensation	27
12	Security Ownership of Certain Beneficial Owners and Management	27
13	Certain Relationships and Related Transactions	27
PART IV
14	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	27

PART I

ITEM 1. BUSINESS

Important Factors Regarding Forward-Looking Statements

        Throughout this Annual Report on Form 10-K we make "forward-looking" statements, which are not historical facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will", "continue", and other similar terms and phrases, including references to assumptions.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Certain statements in this Form 10-K, including those relating to the Company's expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, e-commerce and business seasonality, are forward-looking statements. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

        For additional information regarding forward-looking statements, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" container herein.

General

        Unless the context indicates otherwise, when we refer to "we," "us" or the "Company" in this Form 10-K, we are referring to Guess?, Inc. ("GUESS?") and its subsidiaries on a consolidated basis.

        We design, market, distribute and license one of the world's leading lifestyle collections of casual apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. Our apparel is marketed under numerous trademarks including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, Question Mark and Triangle Design, BRAND G, a stylized G, GUESS Kids, Baby GUESS and GUESS Collection. The lines include full collections of denim and cotton clothing, including jeans, pants, overalls, skirts, dresses, shorts, blouses, shirts, jackets and knitwear. We also selectively grant licenses to manufacture and distribute a broad range of products that complement our apparel lines, including eyewear, watches, handbags, footwear, kids and infant apparel and other fashion accessories.

        Our products are sold through three primary distribution channels: in our own stores, to a network of wholesale accounts and through the Internet. GUESS? branded products, some of which are produced under license, are also sold internationally through a series of licensees and distributors. Our core customer is a style-conscious consumer between the ages of 15 and 30. These consumers are part of a highly desirable demographic group that we believe is growing rapidly and has significant disposable income. We also appeal to customers outside this group through specialty product lines that include GUESS Collection, a more sophisticated fashion line targeted to women, and GUESS Kids, targeted to boys and girls ages 6 to 12.

        We were founded in 1981 and currently operate as a Delaware corporation.

Business Segments

        Our business consists of three reportable business segments: retail operations, wholesale operations and licensing operations. Financial information about each segment for the fiscal years ended December 31, 2001, 2000 and 1999 are included under Note 14 to the Consolidated Financial Statements contained herein.

        In 2001, 56.2% of our net revenue was generated from retail operations, 38.4% from wholesale operations and 5.4% from licensing operations. Our total net revenue in 2001 was $677.6 million and net earnings were $6.2 million.

Business Strengths

        We believe we have several business strengths which are necessary for the execution of our strategies. These business strengths include:

        Brand Equity.    We believe that our name is one of the most familiar in fashion and is one of our most valuable assets. We believe the enduring strength of the GUESS? brand name and image is due mainly to our consistent emphasis on innovative and distinctive product designs that stand for exceptional styling and quality. Our industry is highly competitive and subject to rapidly changing consumer preferences and tastes. The success of our brand depends on our ability to anticipate the fashion preferences of our customers. We have a team of designers who, under the direction of Maurice Marciano, seek to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image. Through our award-winning advertising, under the creative leadership and vision of Paul Marciano, we have achieved worldwide recognition of the GUESS? brand name. By retaining control over advertising and marketing activities from our headquarters in Los Angeles, we maintain the integrity, consistency and direction of the GUESS? brand image worldwide, while realizing substantial cost savings when compared to the use of outside advertising agencies.

        We have developed the "GUESS? signature image" and "GUESS? lifestyle concept," through the use of our strong and distinctive images, merchandising display themes, logos, and trademarks which are registered in approximately 172 countries.

        Advertising and Marketing.    We control all of our worldwide advertising, marketing activities and promotional materials from our headquarters in Los Angeles. GUESS Jeans, GUESS U.S.A. and Guess?, Inc. images have been showcased in dozens of major publications and outdoor and broadcast media throughout the United States and worldwide. Our advertising campaigns promote the GUESS? image with our award winning advertising and a consistent emphasis on innovative and distinctive designs.

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

        Retail Distribution.    At December 31, 2001, we operated 149 full-price retail stores, 11 kids stores and 67 factory outlet stores in the United States and Canada and a retail store in Florence, Italy that is an integral part of our European design activities. Our retail network creates an upscale and inviting shopping environment and enhances our image. Distribution through our retail stores allows us to influence the merchandising and presentation of our products, build brand equity and test market new product design concepts. Our retail stores carry a full assortment of men's and women's merchandise, including most of the GUESS? licensed products. Our kids stores offer product for boys, girls and infants ages 3 months to 12 years. These stores are smaller than the adult stores and are child-friendly including special visual presentation and fixtures. Our factory outlet stores are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our own retail stores.

        Licensee Stores.    Our international licensees and distributors also operate 212 GUESS? stores in 36 countries. These stores carry apparel and accessories that are similar to those sold in the United States, including some that are tailored for local fashion sensibilities. We work closely with international licensees and distributors to ensure that their store designs and merchandise programs protect the reputation of the GUESS? trademarks. Our international licenses and distribution agreements also allow for the sale of GUESS? brand products in better department stores and upscale specialty retail stores.

        Wholesale Distribution.    We have both domestic and international wholesale distribution channels. Domestic wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading domestic wholesale customers include Federated Department Stores, Inc., The May Department Stores Company, Dillard's, Inc. and Marshall Field's/Dayton Hudson, Inc. During 2001, our products were sold directly to consumers from over 2,700 doors in the United States. These locations include approximately 1,200 shop-in-shops, an exclusive selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops allow us to reinforce our GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women's, men's, boys' or girls' apparel. Through our foreign subsidiaries and our network of international distributors, our products are also found in major cities throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America.

        Licensing Operations.    The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We carefully select our trademark licensees and approve in advance all product design, advertising and packaging materials of all licensed products in order to maintain a consistent GUESS? image. We currently have 24 domestic and international licenses that include watches, eyewear, shoes, handbags, leather apparel, jewelry and related accessories. We have granted licenses for the manufacture and sale of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, North America and South America.

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

        Acquisition Strategy.    We evaluate strategic acquisitions and alliances that support and contribute to our overall growth approach. In September 2001, we completed the acquisition of the remaining 40% of the outstanding shares of Guess? Canada Corporation not already owned by the Company. We paid nominal consideration in exchange for the remaining shares of Guess? Canada Corporation and made an additional investment during the second quarter of 2001 of $3.0 million in the Canadian business to fund its ongoing operations. We plan to further integrate the Canadian business with our U.S. business and expect to benefit from overall cost reductions in 2002 as a result of the integration efforts. Guess? Canada Corporation has a solid wholesale and retail presence in Canada that will help us continue to expand operations.

        Retail Store Strategy and Expansion Plans.    Our retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the performance of existing stores. During 2001, we opened 13 new full-price retail stores, two factory outlet stores, three kids stores and closed three under-performing stores in the United States and Canada.

        Our retail locations build brand awareness and contribute to market penetration and growth of the brand in concert with our wholesale operations. In 2001, we increased our retail square footage by 9% in the United States and Canada. For 2002, we plan to further increase our square footage and remodel a few existing locations. We continue to be very selective with new store locations and expect to open approximately 20 to 25 new stores in 2002.

        In 2001, total sales at our stores open for at least one year (also called "comparable store sales") decreased by 13.2% from 2000. Comparable store sales for our full priced retail stores decreased 13.7% from 2000, and comparable store sales at our factory outlet stores decreased by 12.0% from 2000. We believe the decline in total comparable store sales is attributable to lower customer traffic due to the soft retail environment, lower sales of basic items, significant decline in the men's business and increased competitive and promotional activities as a result of the conditions in the retail industry. To aid in offsetting these trends, we are committed to continuing several ongoing initiatives, including leadership in new product development, a more fashion-focused product mix, improvements in merchandising and visual presentation, the remodeling of select stores to promote a consistent brand message, and the development of a motivated team of sales professionals to service our customers and provide a favorable shopping experience.

        The look and feel of GUESS? retail and factory outlet stores play an important role in building our brand equity. To enhance the quality of our presentation, we remodeled four stores during 2001 and plan to remodel approximately eight to ten stores during 2002.

        Continue to Develop Licensee Portfolio and Expand International Business.    A primary objective of our Company is to maintain the quality and reputation of the GUESS? brand. In order to accomplish this goal, we will continue to strategically reposition our licensing portfolio by constantly monitoring and evaluating the performance of our licensees worldwide and their strength and capabilities to appropriately represent our brand. As part of this process, we will consider bringing in-house apparel licenses, where appropriate. If we determine that licensees are performing inadequately, we will, from time to time, discontinue the existing relationship and seek out a stronger replacement licensee.

        Our girls' and boys' apparel lines are prominently featured in our new GUESS Kids stores and in girls' and boys' shop-in-shops. During 2001, we decided to license our existing children's business, then produced in-house, to the licensee of our Baby GUESS line. This new license became effective for 2002 operations. We will continue to examine opportunities to expand our licensee portfolio through strategically developing new licensees that can expand our brand penetration and are consistent with the GUESS? image.

        We believe there are significant growth opportunities in international markets. We are working closely with our international licensees and distributors to develop these opportunities and expand the availability of the GUESS? brand throughout the world.

        Improved Product Sourcing.    Over the past several years, we have refocused our product sourcing strategies to increase efficiencies, reduce costs and improve quality. We currently purchase approximately 81% of our finished products from international vendors. This is a significant change from years ago when we purchased the majority of our goods from domestic sources. We have increased our utilization of lower-cost, offshore "packaged purchases" in which we supply the product design and fabric selection, and the vendor manufactures and delivers the finished product. We have strategically aligned ourselves with sourcing vendors worldwide, who will take full responsibility for delivering quality, finished products in a timely manner. By continuing to use packaged programs, we believe we can improve product gross margins, reduce carrying costs of raw materials and improve the timing of our deliveries and product quality. We also retain a close relationship with a number of domestic vendors located primarily in Los Angeles as it is important to react to last minute trends as well as to respond to rush reorders.

        Logistics.    In 2000, we opened an automated distribution center in Louisville, Kentucky, to replace our distribution center in Los Angeles. This 500,000 square-foot facility is near United Parcel Service's national transit hub and has contributed to the reduction of our shipping time to our stores and wholesale accounts that are east of the Mississippi River. Operating expenses relating to the Kentucky distribution center have been reduced in 2001 compared to 2000 which were higher than normal primarily due to startup costs. Depending on processing volumes and productivity improvements, we expect that we will continue to reduce operating cost per unit by reducing handling costs in the new facility and will provide better service to our customers by faster shipping and response times.

        E-Commerce.    We are pursuing both business-to-consumer and business-to-business e-commerce initiatives. Our Website, www.guess.com, a virtual storefront that promotes the GUESS? brand, became fully operational in April 1999. Designed as a customer center, the site showcases GUESS? products in an easy-to-navigate format, allowing customers to see and purchase our collections of casual apparel and accessories. This virtual store has become a successful additional retail distribution channel, it has improved customer service and is a fun and entertaining alternative-shopping environment. The site also provides fashion information, provides a mechanism for customer feedback, promotes customer loyalty and enhances our brand identity through interactive content. In 2001 and 2000, the site generated net sales comparable with the top retail GUESS? stores in the chain. In addition, the Company added a Guess Kids, Baby Guess and Guess Outlet site to create a complete product offering for our customers. In 2002, we have added a virtual model feature to our GUESS.com site. By using the new My Virtual Model™ feature a customer can create an online model by entering their personal characteristics: height, weight, hairstyle, eye color, etc., to see how they might look in a particular GUESS outfit. My Virtual Model™ allows customers to try on GUESS? products in a virtual dressing room.

        During 2000, we introduced a business-to-business concept that facilitates our interaction with wholesale customers, licensees and suppliers. The site, which utilizes MarketSite™ (a product of Commerce Once, Inc.) with eProcurement (a product of PeopleSoft, Inc.) software, is designed to permit the purchase of both direct items such as trim, fabric, and finished goods and indirect items such as office and maintenance supplies. In addition, the site was created as a vehicle for our specialty customers to purchase GUESS? and licensee products. Our site has the potential to become an electronic marketplace that facilitates various levels of interaction between buyers and sellers in the textile and apparel industries, and reduce our operating costs, increase our sourcing efficiencies and improve customer service.

GUESS? Products

        We derive net revenue from four primary sources: the sale of GUESS? men's, women's, girls' and boys' apparel, the sale of our licensees' products through our network of retail and factory outlet stores primarily in the United States, the sale of GUESS? men's, women's, girls' and boys' apparel worldwide to wholesale customers and distributors, and royalties from worldwide licensing activities.

        The following table sets forth our net revenue from our channels of distribution:

	Year Ended December 31,
	2001		2000		1999
	(dollars in thousands)
Net revenue:
Retail operations	$380,576	56.2%	$392,539	50.4%	$299,384	50.0%
Wholesale operations	260,124	38.4	348,873	44.8	260,628	43.4

Net revenue from product sales	640,700	94.6	741,412	95.2	560,012	93.4
Licensing operations	36,920	5.4	37,805	4.8	39,638	6.6

Total net revenue	$677,620	100.0%	$779,217	100.0%	$599,650	100.0%

        Products.    Our product line is organized into four primary categories: men's, women's, girls' and boys' apparel. The product assortment was recently refocused with a narrower and deeper buying strategy using fewer stock keeping units ("SKUs") to give our customers more depth of popular styles. To take advantage of contemporary trends, we complement our core basic styles with more fashion-oriented items. Within our basic denim assortment, we have added new denim fabrics and washes. In addition, we have also added "immediates" to our merchandise assortment; these are fashion forward styles that complement our current product line and are produced on an expedited basis. Our girls' and boys' lines that was produced in-house since 1998 has been licensed beginning in 2002.

        Our line of women's apparel also includes the GUESS Collection product line, a full collection of better women's apparel incorporating a sophisticated, high fashion combination of colors and styles. These products currently are sold primarily through our retail stores and the Internet. This contemporary line is designed to complement our denim line.

        Licensed Products.    The high level of desirability of the GUESS? brand among consumers has allowed us to selectively expand our product offerings and distribution channels worldwide through trademark licensing arrangements. We currently have 24 trademark licenses. Worldwide sales of licensed products (as reported to us by our licensees) were approximately $500 million in 2001. Our net royalties from these sales, including fees from new licensees, were $36.9 million in 2001. Approximately 68.9% of our net royalties were derived from our top seven licensed product lines in 2001.

Design

        Under the direction of Maurice Marciano, GUESS? apparel is designed by an in-house staff of three design teams (men's, women's, and GUESS Collection) located in Los Angeles, California. GUESS? design teams travel throughout the world in order to monitor fashion trends and discover new fabrics. Fabric shows in Europe, Asia and the United States provide additional opportunities to discover and sample new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. We also maintain a fashion library consisting of antique and contemporary garments as another source of creative concepts. In addition, our design teams regularly meet with members of the sales, merchandising and retail operations to further refine our products to meet the particular needs of our markets.

Domestic Retail Operations

        At December 31, 2001, our domestic retail operations consisted of 118 full-price retail, 11 kids and 59 factory outlet stores which sell GUESS?-labeled products in the United States and which we own and operate directly.

        Retail Stores.    Our full price domestic retail stores occupy approximately 657,000 square feet and range in size from approximately 2,000 to 13,500 square feet. Our retail stores carry a full assortment of men's and women's GUESS? merchandise, including most of our licensed products as well as GUESS Collection, our premier line that is almost exclusively available in our stores. Our domestic GUESS Kids' stores occupy approximately 31,000 square feet and carry our girls' and boys' lines which will be supplied by one of our licensees beginning with the Spring 2002 line, as well as infant's clothing, which is supplied by the same licensee. In 2001, our domestic full-price retail stores decreased 14.8% in comparable store sales from 2000. Sales per square foot for our domestic retail stores open at the beginning of 2000 decreased from $452 in 2000 to $374 in 2001.

        Factory Outlet Stores.    Our domestic factory outlet stores occupy approximately 335,000 square feet and range in size from approximately 1,800 to 10,700 square feet. They are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our retail stores. These stores sell selected styles of GUESS? apparel and licensed products at a discount to value-conscious customers. We also use the factory outlet stores to effectively liquidate excess inventory and thereby protect the GUESS? image. During 2001, we opened one new factory store and closed two under-performing stores. In 2001, comparable store sales in our domestic factory outlet stores decreased 12.0% from 2000. Sales per square foot for our domestic factory outlet stores open at the beginning of 2000 decreased from $368 in 2000 to $334 in 2001.

Domestic Wholesale Customers

        Our domestic wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading domestic wholesale customers include Federated Department Stores, Inc., The May Department Stores Company, Dillard's, Inc. and Marshall Field's (a division of Target Corporation). During 2001, our products were sold directly to consumers from over 2,700 doors in the United States.

        A major element of our merchandising strategy is our focus on trend right products supported by key fashion basics. For the women's line, we are capitalizing on feminine looks and stretch denim, with an emphasis to grow the woven top category. The men's line is more updated with natural rugged fabrics and fashion denim with new washes.

        We have sales representatives in our showrooms in New York, Los Angeles, Dallas, Chicago and Atlanta. They coordinate with customers to determine the inventory level and product mix that should be carried in each store to maximize retail sell-throughs and enhance the customers' profit margins. The inventory level and product mix are then used as the basis for developing sales projections and product needs for each wholesale customer and for scheduling production. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately.

        A few of our domestic wholesale customers, including some under common ownership, have accounted for significant portions of our net revenue. During 2001, Bloomingdale's, Macy's and other affiliated stores owned by Federated Department Stores, Inc. together accounted for approximately 11.3% of our net revenue.

International Business

        We derive net revenue and earnings outside the United States from two principal sources: sales of GUESS? brand apparel directly to 74 foreign distributors who distribute it to better department stores, upscale specialty retail stores and GUESS?-licensed retail stores operated by our international distributors, and royalties from licensees who manufacture and distribute GUESS? branded products outside the United States. We sell products through distributors and licensees throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America.

        At December 31, 2001, 212 GUESS? retail and outlet stores were owned and operated internationally by licensees and distributors. Our retail store license agreements generally provide detailed guidelines for store fixtures and merchandising programs. The appearance, merchandising and service standards of these stores are closely monitored to ensure that our image and brand integrity are maintained. We have been advised by our distributors and licensees that in 2002 they plan to open approximately 20 new retail stores and to remodel approximately 21 existing locations. We also own and operate a flagship GUESS? retail store in Florence, Italy.

License Agreements and Terms

        Our trademark license agreements customarily provide for a three- to five-year initial term with a possible option to renew prior to expiration for an additional multi-year period. In addition to licensing trademarks for products which complement our apparel products, we have granted trademark licenses for the manufacture and sale of GUESS? branded products similar to ours, including men's and women's denim and knitwear, in markets such as Europe, Japan, Philippines, Mexico, South Africa and South Korea. Licenses granted to certain licensees that have produced high-quality products and have demonstrated solid operating performance, such as GUESS? Watches and GUESS? Eyewear, have been renewed and in some cases expanded to include new products or markets. In other cases, products that were formerly licensed, such as our women's knits line, is now being produced in-house. The typical license agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee's net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products. In addition, certain licensees are required to contribute toward the protection of our trademarks within the territories granted to such licensees, thereby assisting us in our efforts to prevent counterfeiting and other trademark infringement in those territories.

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

        Our advertising strategy promotes the GUESS? image and products, with an emphasis on brand image. Our signature black and white print advertisements, as well as color print advertisements, have garnered prestigious awards, including Clio, Belding and Mobius awards for creativity and excellence. These awards, which we have received on numerous occasions in our history, are generally given based on the judgment of prominent members of the advertising industry. We have maintained a high degree of consistency in our advertisements, using similar themes and images. We require our licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of GUESS? products in approved advertising, promotion and marketing.

        Our Advertising Department is responsible for media placement of all advertising worldwide, which includes approval of all advertising campaigns from our licensees and distributors. We use a variety of media which emphasizes print and outdoor advertising. We have focused advertisement placement in national and international contemporary fashion/beauty and lifestyle magazines including Vanity Fair, Harpers Bazaar, Elle, W and Details. By retaining control over our advertising programs, we are able to maintain the integrity of the GUESS? brand image while realizing substantial cost savings compared to outside agencies.

        We further strengthen communications with customers through our Website (www.guess.com). This global medium enables us to provide timely information in an entertaining fashion to consumers about our history, GUESS? products and store locations and allows us to receive and respond directly to customer feedback.

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

        We do not own any production equipment other than cutting machinery. To remain competitive, in recent years we have increasingly been sourcing our finished products globally. During 2001, we sourced approximately 81% of our finished products from third-party suppliers located outside the United States. Most of these finished products are acquired as package purchases where we supply the design and fabric selection and the vendor supplies the finished product. Although we have long-term relationships with many of our vendors, we do not have long-term written agreements with them. Our production and sourcing staff in Los Angeles oversees aspects of apparel manufacturing, quality control and production, and researches and develops new sources of supply.

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

Distribution Center

        We utilize distribution centers at strategically located sites. Until 1999, distribution of our products in the United States was centralized in our facility in Los Angeles, California, which we operate and lease from a related party. In January 2000, we opened an automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles. This facility was fully operational in the second quarter of 2000. We also own ten percent of a licensee which operates a distribution center in Florence, Italy and services Europe. Additionally, we utilize a contract warehouse in Hong Kong which services the Pacific Rim.

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

Competition

        The apparel industry is highly competitive and fragmented, and is subject to rapidly changing consumer demands and preferences. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the GUESS? brand image. We compete with numerous apparel manufacturers and distributors and several well-known designers which have recently entered or re-entered the designer denim market. Our retail and factory outlet stores face competition from other retailers, including some of our major wholesale customers. Our licensed apparel and accessories also compete with a substantial number of designer and non-designer lines and various other well-known brands. Many of our competitors, including The Gap, Abercrombie & Fitch, DKNY, Polo Ralph Lauren and Tommy Hilfiger, among others, have greater financial resources than we do. Although the level and nature of competition differ among our product categories, we believe that we compete on the basis of our brand image, quality of design, workmanship and product assortment.

Information Systems

        We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in computer hardware, system applications and networks. Our computer information systems consist of a full range of financial, distribution, merchandising, in-store, supply chain and other systems.

Trademarks

        We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, Question Mark and Triangle Design, BRAND G, and a stylized G, GUESS Kids, Baby GUESS, GUESS Collection. At December 31, 2001, we had approximately 2,500 U.S. and internationally registered trademarks or trademark applications pending with the trademark offices of the United States and in over 172 countries around the world. From time to time, we adopt new trademarks in connection with the marketing of new product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.

        Like many well-known brands, our trademarks are subject to infringement. We have staff devoted to the monitoring and aggressive protection of our trademarks worldwide.

Wholesale Backlog

        We maintain a model stock program in our basic denim products which allows us generally to replenish a customer's inventory within 48 hours. We typically receive orders for our fashion apparel 90 to 120 days prior to the time the products are delivered to stores. At March 17, 2002, we had unfilled wholesale orders, consisting primarily of orders for fashion apparel, of approximately $65.1 million, compared to $119.4 million for such orders at March 16, 2001. The 2002 backlog does not include the children's product lines which are now produced by a licensee. The 2001 backlog included approximately $13.9 million of the children's product lines. We expect to fill substantially all of these orders in 2002. The backlog of wholesale orders at any given time is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Employees

        We strongly believe that our employees ("associates") are our most valuable resources. At December 31, 2001, there were approximately 4,400 associates, including corporate personnel employed by GUESS. Associates include approximately 800 in our wholesale and corporate operations and 3,600 in our retail operations.

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

Financial Information About Geographic Areas

        See Note 14 to the Notes to the Consolidated Financial Statements for a discussion regarding our domestic and foreign operations.

ITEM 2. Properties

        Certain information concerning our principal facilities, all of which are leased at December 31, 2001, is set forth below:

Location	Use	Approximate Area in Square Feet
1444 South Alameda Street Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, distribution and warehouse facilities, production control, and sourcing	442,000
1610 Freeport Drive Louisville, Kentucky	Distribution and warehousing facility	500,000
144 S. Beverly Drive Beverly Hills, California	Administrative offices	5,600
1385 Broadway New York, New York	Administrative offices, public relations, and showrooms	36,000
Montreal, Canada	Administrative offices and warehouse facilities	93,000
Kowloon, Hong Kong	Distribution and licensing coordination control	5,200
Florence, Italy	Administrative office and retail store	4,100

        Our corporate, wholesale and retail headquarters and certain production and warehousing facilities are located in Los Angeles, California and in Beverly Hills, California consisting of six buildings totaling approximately 447,600 square feet. All of these properties are leased by us, and certain of these facilities are leased from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano, Paul Marciano and Armand Marciano and their families (the "Principal Stockholders") pursuant to leases that expire in February 2006 and July 2008. The total lease payments to these limited partnerships are $264,000 per month with aggregate minimum lease commitments to these partnerships at December 31, 2001 totaling approximately $23.5 million. See "Item 13. Certain Relationships and Related Transactions."

        Through early 2000, distribution of our products in the United States was centralized in our Los Angeles, California facility. In 2000, we leased an automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles. We also own ten-percent of a licensee, which leases and operates a distribution center in Florence, Italy and services Europe. Additionally, we utilize a contract warehouse in Hong Kong, China which services the Pacific Rim.

        We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facility and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through March 2016. These facilities are located principally in the United States, with aggregate minimum lease commitments, at December 31, 2001, totaling approximately $396.6 million.

        The current terms of our store leases, excluding renewal options, expire as follows:

Years Lease Terms Expire	Number of Stores
2002-2004	51
2005-2006	68
2007-2009	51
2010-2012	55
Thereafter	2

        We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations. See Notes 10 and 11 of the Notes to Consolidated Financial Statements for further information regarding current lease obligations.

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

        On June 9, 1999, we commenced a lawsuit in the Los Angeles County Superior Court against Kyle Kirkland, Kirkland Messina LLC, and CKM Securities (collectively "Kirkland") for tortious interference, unfair competition, fraud and related claims. This action arises out of alleged misrepresentations and omissions of material fact made by Kirkland in connection with the operations and financial performance of Pour Le Bebe, Inc., a former licensee ("PLB"). Following Kirkland's efforts to compel arbitration of this matter, on March 29, 2000, the California Court of Appeal determined that the action will proceed in court. After unsuccessfully requesting reconsideration before the appellate court, Kirkland sought review before the California Supreme Court. Kirkland's petition for review to the California Supreme Court was denied on July 12, 2000. This matter has now been remitted back to the state court, where discovery is almost completed. No trial date has been set.

        On March 28, 2000 a complaint was filed against us in San Diego County Superior Court entitled Snodgrass v. Guess?, Inc. and GUESS? Retail, Inc. The complaint alleged that certain current and former store management employees were incorrectly classified as exempt from overtime laws. The Company, without admitting or acknowledging any wrongdoing, tentatively settled the matter on September 28, 2001. The court preliminarily approved the settlement on February 22, 2002 and the final approval hearing is scheduled for May 10, 2002. Furthermore, the Company does not expect any changes to its ongoing cost structure as a result of this settlement.

        On May 4, 2000, a complaint was filed against the Company and Mr. Paul Marciano in the Los Angeles Superior Court—Michel Benasra v. Paul Marciano and Guess?, Inc. The complaint grows out of the arbitration between the Company and PLB, wherein the Company was awarded $7.7 million. The plaintiff, the President of PLB, alleges that defendants made defamatory statements about him during the arbitration. Plaintiff seeks general damages of $50,000,000 and unspecified punitive damages. Defendants moved to compel arbitration of this matter, or alternatively, to strike the action under the state's anti-SLAPP (Strategic Litigation Against Public Participation) statute. The motion to compel arbitration was denied and that ruling was affirmed on appeal. Defendant's anti-SLAPP motion is pending.

        On January 30, 2001, Guess?, Inc., Maurice Marciano, Armand Marciano, Paul Marciano, and Brian Fleming were named as defendants in a securities class action entitled David Osher v. Guess?, Inc., et al., filed in the United States District Court for the Central District of California. Seven additional class actions have been filed in the Central District, naming the same defendants: Robert M. Nuckols v. Guess?, Inc. et al., Brett Dreyfuss v. Guess?, Inc. et al., both filed February 1, 2001; Jerry Sloan v. Guess?, Inc., et al., filed February 6, 2001; Jerry Byrd v. Guess?, Inc., et al; filed February 13, 2001; Patrick and Kristine Liska v. Guess?, Inc., et al, filed February 14, 2001; Darrin Wegman v. Guess?, Inc., et al., filed February 22, 2001; and Rosie Gindie v. Guess?, Inc., et al., filed February 22, 2001. All eight complaints purport to state claims under Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and allege that defendants made materially false and misleading statements relating to the Company's inventory and financial condition during the class period. In Osher, Nuckols, Byrd, Wegman and Sloan, the class period is February 14, 2000 through January 26, 2001; in Dreyfuss, Liska and Gindie the class period is February 14, 2000 through November 9, 2000. On April 25, 2001, the court entered an order consolidating all of the eight class actions, captioned In re Guess, Inc. Securities Litigation. The lead plaintiff for the class is the Policeman and Fireman's Retirement System of the City of Detroit. On July 9, 2001, the plaintiff filed a consolidated amended class action complaint. Our motion to dismiss was granted, with leave to amend, on November 29, 2001. On March 14, 2002, the court issued orders dismissing all eight class action cases without prejudice.

        On March 15, 2001, a complaint was filed by Susan Goldman, derivatively on behalf of nominal defendant Guess?, Inc. against Bryan Isaacs, Alice Kane, Robert Davis, Armand Marciano, Paul Marciano, Maurice Marciano, Howard Socol and Guess?, Inc. in the Court of Chancery for the State of Delaware. The complaint alleges misappropriation of corporate information, insider trading and other purported breaches of fiduciary duty by the Company and its Board of Directors. On February 12, 2002, the court granted plaintiff's motion to dismiss this action without prejudice.

        On May 7, 2001, a complaint was filed by Suzanne Bell, derivatively on behalf of nominal defendant Guess?, Inc. against Maurice Marciano, Paul Marciano, Armand Marciano, Alice Kane, Robert Davis, Howard Socol, Bryan Isaacs and Brian Fleming, in the United States District Court for the Central District of California. The complaint alleges corporate mismanagement, insider trading and other purported breaches of fiduciary duty by the Company and its Board of Directors. On July 5, 2001, the court stayed the action pursuant to stipulation of the parties pending the outcome of the Goldman derivative action. As a result of the dismissal of the Goldman derivative action on February 12, 2002, the stay has expired. The parties subsequently agreed to a dismissal and a final court order approving the stipulation is expected soon.

        We cannot predict the outcome of these matters. We believe the outcome of one or more of the above cases could have a material adverse effect on our results of operations or financial condition.

        Most major corporations, particularly those operating retail businesses, become involved from time to time in a variety of employment-related claims and other matters incidental to their business in addition to those described above. In the opinion of management, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our results of operations or financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote during the fourth quarter of fiscal year 2001.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Since August 8, 1996, the Company's common stock has been listed on the New York Stock Exchange under the symbol "GES." The following table sets forth, for the periods indicated, the high and low sales prices of the Company's common stock, as reported on the New York Stock Exchange Composite Tape:

	High	Low
Year ended December 31, 2001
First Quarter 2001	$8.00	$4.81
Second Quarter 2001	8.62	4.96
Third Quarter 2001	8.75	5.90
Fourth Quarter 2001	8.60	5.30
Year ended December 31, 2000
First Quarter 2000	33.00	18.63
Second Quarter 2000	32.44	11.13
Third Quarter 2000	23.13	9.25
Fourth Quarter 2000	11.50	3.50

        On March 12, 2002, the closing sales price per share of the Company's common stock, as reported on the New York Stock Exchange Composite Tape, was $7.80. On March 12, 2002, there were 224 holders of record of the Company's common stock.

Dividend Policy

        We intend to use our cash flow from operations in 2002 principally to finance the expansion and remodel of our retail stores, shop-in-shop programs, systems, infrastructure and operations. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The agreement governing our revolving credit facility and the indenture pursuant to which the Company's Senior Subordinated Notes, due 2003, were issued restrict the payment of dividends by the Company.

        Since our initial public offering on August 8, 1996, we have not declared any dividends on our common stock.

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

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of earnings data:
Net revenue	$677,620	$779,217	$599,650	$471,931	$515,372
Earnings from operations	23,829	42,468	93,776	57,046	70,646
Earnings before interest and income taxes	23,347	43,349	96,485	56,183	68,605
Income taxes	4,500	13,100	35,200	18,180	21,337
Net earnings	6,242	16,493	51,900	25,111	37,511
Earnings per share:
Basic	$0.14	$0.38	$1.21	$0.59	$0.87
Diluted	$0.14	$0.38	$1.20	$0.59	$0.87
Weighted number of shares outstanding—basic	43,656	43,464	43,005	42,904	42,898
Weighted number of shares outstanding—diluted	43,958	43,819	43,366	42,919	42,902

	December 31,
	2001	2000	1999	1998	1997
Balance sheet data:
Working capital	$95,263	$96,289	$97,944	$101,310	$106,670
Total assets	362,463	419,683	369,036	263,772	287,817
Notes payable and long-term debt	80,119	103,781	83,363	99,000	141,517
Net stockholders' equity	177,924	175,156	167,355	100,409	75,330

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

        We derive our net revenue from the sale of GUESS? men's, women's, boys' and girls' apparel and our licensees' products through our network of retail and factory outlet stores primarily in the United States, from the sale of GUESS? men's, women's, boys' and girls' apparel worldwide to wholesale customers and distributors, from net royalties from worldwide licensing activities, from the sale of GUESS? apparel through the retail and wholesale channels of our now 100% owned Canadian subsidiary, GUESS? Canada Corporation ("Guess Canada"), and from the sale of GUESS? men's, women's, boys' and girls' apparel and our licensee products through our on-line store at www.guess.com.

        The business segments of the Company are wholesale, retail and licensing operations. Management evaluates segment performance based primarily on revenue and earnings from operations.

Results of Operations

        The following table sets forth actual operating results for the 2001, 2000 and 1999 fiscal years as a percentage of net revenue:

	Year Ended December 31,
	2001	2000	1999
Product sales	94.6%	95.2%	93.4%
Net royalties	5.4	4.8	6.6

Total net revenue	100.0	100.0	100.0
Cost of sales	66.1	63.6	55.3

Gross profit	33.9	36.4	44.7
Selling, general and administrative expenses	29.6	30.0	28.5
Severance (recovery) related to distribution facility relocation	—	(0.2)	0.5
Restructuring, impairment and severance charges	0.8	1.1	—

Earnings from operations	3.5	5.5	15.7
Gain on disposition of property and equipment	—	—	0.6
Interest, net	1.9	1.8	1.6
Other, net	0.1	(0.1)	0.2

Earnings before income taxes	1.5	3.8	14.5
Income taxes	0.6	1.7	5.9

Net earnings	0.9%	2.1%	8.6%

Year ended December 31, 2001 Compared to Year ended December 31, 2000.

        Net revenue.    Net revenue decreased $101.6 million or 13.0% to $677.6 million for the year ended December 31, 2001, from $779.2 million for the year ended December 31, 2000. The decrease was primarily attributable to the decline of wholesale revenues.

        Net revenue from retail operations decreased $11.9 million, or 3.0%, to $380.6 million for the year ended December 31, 2001, from $392.5 million for the year ended December 31, 2000. A comparable stores sales decline of 13.2% for the year, or approximately $49.0 million, was offset to a large extent by sales at new stores. Sales for 2001 were negatively impacted by the highly promotional conditions and an overall difficult retail environment. In addition, a decline in customer traffic in the wake of the events of September 11, 2001, had a negative impact on sales in the early part of the fourth quarter; however, we did see an improvement in sales in the December period.

        Net revenue from wholesale operations decreased $88.8 million or 25.4% to $260.1 million for the year ended December 31, 2001, from $348.9 million for the year ended December 31, 2000. Net revenue from domestic and international wholesale operations decreased, for the year ended December 31, 2001, by $85.9 million to $204.0 million and by $2.9 million to $56.1 million, respectively. Our domestic wholesale net revenue decreased as department store buyers took a very conservative approach to inventory levels in response to a difficult retail market, compounded by the events of September 11, 2001. International wholesale operations net revenue decreased primarily as a result of decreased sales in Asia for the 2001 fiscal year.

        Net royalties decreased slightly by $0.9 million, or 2.3%, to $36.9 million for the year ended December 31, 2001, from $37.8 million for the year ended December 31, 2000. The decline in net royalties is primarily due to the weakened global economic environment, particularly in the U.S., Europe, Japan and South Korea.

        Gross profit.    Gross profit decreased $53.8 million or 19.0% to $229.8 million for the year ended December 31, 2001, from $283.6 million for the year ended December 31, 2000. The decrease in gross profit resulted from lower revenues and the Company's decision to clear more inventory through the wholesale off-price channels and factory stores coupled with increased retail occupancy costs.

        Gross margin (gross profit as a percentage of total net revenue) decreased to 33.9% for the year ended December 31, 2001, from 36.4% for the year ended December 31, 2000. Gross margin from product sales decreased to 30.1% for the year ended December 31, 2001, from 33.2% for the year ended December 31, 2000.

        The decrease in gross margin from product sales was impacted by both our retail and wholesale operations. Gross margin in our retail operations in fiscal year 2001 was negatively impacted by increased promotional markdowns to reduce excess inventory and higher occupancy costs due to the lower sales productivity of new and existing stores. Gross margins in the wholesale domestic operations were adversely impacted by lower shipments to our wholesale customers and sales to off-price channels at prices below cost. Partially offsetting the decrease in margin from product sales was the increase in royalty revenue as a percentage of total revenue which has no associated cost of sales. Royalty revenue as a percentage of total net revenue increased from 4.8% in 2000 to 5.4% in 2001.

        Selling, general and administrative expenses.    Selling, general and administrative ("SG&A") expenses decreased $33.6 million, or 14.4%, to $200.5 million, or 29.6% of net revenues for the year ended December 31, 2001, from $234.1 million, or 30.0% of net revenues for the year ended December 31, 2000.

        The reduction of SG&A expenses in 2001 compared to 2000 is the result of continuous cost containment initiatives that were implemented beginning in late 2000 and continuing throughout 2001, in both the retail and wholesale businesses, which were partially offset by the costs of operating 18 new stores opened during 2001. The year ended December 31, 2000, included start-up and other non-recurring pre-tax costs of $5.3 million relating to the relocation of the distribution operation to Kentucky as well as a one-time pre-tax charge of $1.3 million to revise the vacation pay policies to enhance employee benefits. Excluding these costs, SG&A expenses were $227.5 million, or 29.2% of net revenue in 2000.

        Restructuring, impairment and severance charges.    During the year ended December 31, 2001, the Company recorded restructuring, impairment and severance charges of $5.5 million ($3.2 million after tax or $0.07 per diluted share). Based on the current real estate market following the events of September 11, 2001, the Company recorded $2.2 million in additional costs for rent paid, estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter 2000. In addition, $1.3 million of the charges represented the write-down of the value of certain impaired assets, including fixed assets related to unprofitable stores.

The remaining $2.0 million of the charge was related to severance costs for the termination of 211 employees which was part of the Company's continuing efforts to reduce costs, improve productivity, streamline its corporate structure and consolidate operations. Approximately $0.6 million of the severance remains unpaid and accrued on the balance sheet. The Company expects the remaining severance costs to be paid during 2002.

        Earnings from operations.    Earnings from operations decreased $18.7 million, or 44.0%, to $23.8 million, or 3.5% of net revenue in 2001 from $42.5 million, or 5.5% of net revenue in 2000. Excluding the restructuring, impairment and severance charges of $5.5 million, earnings from operations would have been $29.3 million. Earnings from operations increased in the retail segment to $4.1 million in 2001 from $3.4 million in 2000 primarily due to improvements in Canada's retail business. Excluding the restructuring, impairment and severance charges of $3.6 million included in the retail segment, earnings from operations would have been $7.6 million. The wholesale segment reported a loss of $11.2 million in 2001 as compared to earnings from operations of $8.3 million in 2000. The decline in operating income for the wholesale segment is principally attributable to a 25.4% decrease in sales and lower margins due to increased promotional activity and losses on sales through the off-price channel. Excluding the restructuring, impairment and severance charges of $1.9 million included in the wholesale segment, the loss from operations would have been $9.3 million. Earnings from operations for the licensing operating segment increased slightly to $30.9 million in 2001, from $30.8 million in 2000.

        Interest expense, net.    Interest expense, net, decreased $1.2 million or 8.7% to $12.6 million for the year ended December 31, 2001, from $13.8 million for the year ended December 31, 2000. This decrease is attributable to a slightly lower average borrowing rate and lower outstanding average debt, resulting from a lower inventory position, successful cost containment measures and lower capital expenditures during 2001. For the year ended December 31, 2001, the average debt balance was $114.8 million, with an average effective interest rate of 8.6%. For the year ended December 31, 2000, the average debt balance was $131.6 million, with an average effective interest rate of 9.0%.

        Income taxes.    The income tax provision for the year ended December 31, 2001, was $4.5 million, or a 41.9% effective tax rate. The income tax provision for the year ended December 31, 2000, was $13.1 million, or a 44.3% effective tax rate. The effective tax rate for 2000 was negatively impacted by a foreign subsidiary loss and potential income tax liabilities as a result of federal and certain state income tax audits.

        Net earnings.    Net earnings decreased by $10.3 million, or 62.4%, to $6.2 million for the year ended December 31, 2001, from $16.5 million for the year ended December 31, 2000.

Year ended December 31, 2000 Compared to Year ended December 31, 1999.

        Net revenue.    Net revenue increased $179.5 million or 29.9% to $779.2 million for the year ended December 31, 2000, from $599.7 million for the year ended December 31, 1999.

        Net revenue from retail operations increased $93.1 million or 31.1% to $392.5 million for the year ended December 31, 2000, from $299.4 million for the year ended December 31, 1999. The increase in net revenues was attributable to the volume generated by 56 new stores coupled with a 5.8% increase in comparable store sales. While comparable store sales were strong during the first six months of 2000, increasing 14.2%, our sales trends decelerated in the third quarter, and comparable store sales declined 3.7% in the fourth quarter of 2000, partly due to a challenging retail environment. These lower than expected sales trends also impacted our new stores, including the new stores in Canada and the Guess? kids stores.

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

        Net royalties decreased by $1.8 million or 4.6% to $37.8 million for the year ended December 31, 2000, from $39.6 million for the year ended December 31, 1999. The decrease in net royalties was related to the discontinuation of certain licenses and the impact of currency devaluation in European and Asian markets. Net revenue from international operations comprised 1.7% and 6.7% of net product royalties during 2000 and 1999, respectively.

        Gross profit.    Gross profit increased 5.8% to $283.6 million for the year ended December 31, 2000, from $268.0 million for the year ended December 31, 1999. The increase in gross profit resulted from higher net revenue from product sales. Gross profit from product sales increased 7.6% to $245.8 million for the 2000 fiscal year from $228.4 million for the 1999 fiscal year.

        Gross margin (gross profit as a percentage of total net revenue) decreased to 36.4% for the year ended December 31, 2000, from 44.7% for the year ended December 31, 1999. Gross margin from product sales decreased to 33.2% for the year ended December 31, 2000, from 40.8% for the year ended December 31, 1999.

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

        Selling, general and administrative expenses.    Selling, general and administrative ("SG&A") expenses increased to $234.1 million, or 30.0% of net revenues for the year ended December 31, 2000, from $171.0 million, or 28.5% of net revenues for the year ended December 31, 1999.

        SG&A expenses increased 36.9% in 2000 compared to 1999 as a result of expenses necessary to operate new stores, higher costs at the new distribution facility, including start-up expenses and higher payroll due to lower productivity and higher unit volume, increased expenses incurred by Guess Canada, higher advertising expenses and consulting fees. During the first six months of 2000, we incurred start-up and other non-recurring pre-tax costs of $5.3 million relating to the relocation of our distribution operation to Kentucky. Additionally, in the first quarter of 2000, we revised our vacation pay policies to enhance employee benefits, which resulted in a one-time pre-tax charge of $1.3 million.

        Severance (recovery) related to distribution facility relocation.    In accordance with the requirements of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," the Company recorded a $3.2 million charge, in the second quarter ended June 26, 1999, for future severance costs of 460 employees related to the relocation of its distribution operations from Los Angeles to Louisville,

Kentucky. As a result of employee transfers and attrition of 228 employees the severance costs actually incurred for Los Angeles-based employees was $1.7 million which has resulted in a recovery of $1.5 million of the severance charge in the second quarter of 2000. The Company successfully completed the transition of all product lines to the new distribution center during the second quarter of 2000. Because distribution operations were transferred to Kentucky, the Company significantly reduced employee expenses.

        Restructuring and impairment charges.    During the fourth quarter ended December 31, 2000, the Company recorded restructuring charges including store closure costs primarily related to rent paid and estimated rent to be paid on idle lease facilities, lease exit costs and construction costs of stores abandoned during construction in the amount of $4.5 million. This is inclusive of charges of $0.8 million of asset impairments for under-performing stores that the Company plans to close. Cash payments of approximately $1.7 million consisting primarily of estimated rent to be paid on idle lease facilities and lease exit costs were expected to be paid during 2001. Annual rental savings from these closures should approximate $1.7 million per year. Annual depreciation expense savings from these closures was not significant.

        The Company also recorded an additional $4.1 million of charges to write-down the value of certain impaired assets, including fixed assets related to unprofitable stores and an investment the Company has in an internet company. Related annual depreciation was approximately $0.3 million.

        Earnings from operations.    Earnings from operations were $42.5 million in 2000 as compared to $93.8 million in 1999, a decrease of $51.3 million or 54.7%. The decrease in earnings from operations for the retail operating segment to $3.4 million in 2000, from $37.1 million in 1999 resulted principally from store restructuring and impairment charges of $6.2 million as discussed above, higher occupancy costs and higher new store expenses. The decrease in earnings from operations for the wholesale operating segment to $8.3 million in 2000 from $25.1 million in 1999 resulted principally from increased markdown and return allowances, start-up and other non-recurring costs related to the relocation of our distribution operation and increased SG&A expenses. Earnings from operations for the licensing operating segment decreased to $30.8 million in 2000, from $31.6 million in 1999 principally due to fewer licenses in 2000.

        Interest expense, net.    Interest expense, net, increased to $13.8 million for the year ended December 31, 2000, from $9.4 million for the year ended December 31, 1999. This increase resulted from higher outstanding average debt, due to higher inventory levels throughout the year and significant capital expenditures during 2000. For the year ended December 31, 2000, the average debt balance was $131.6 million, with an average effective interest rate of 9.0%. For the year ended December 31, 1999, the average debt balance was $93.1 million, with an average effective interest rate of 9.5%.

        Income taxes.    The income tax provision for the year ended December 31, 2000, was $13.1 million, or a 44.3% effective tax rate. The income tax provision for the year ended December 31, 1999, was $35.2 million, or a 40.4% effective tax rate. The effective tax rate for 2000 was negatively impacted by a foreign subsidiary loss and potential income tax liabilities as a result of federal and certain state income tax audits.

        Net earnings.    Net earnings decreased to $16.5 million for the year ended December 31, 2000, from $51.9 million for the year ended December 31, 1999.

Liquidity and Capital Resources

        In December 1999, the Company entered into a $125 million Credit Agreement which was amended on March 27, 2001, and on November 5, 2001, and which expires on October 31, 2002 (the "Credit Facility"). The November 5, 2001, amendment, which was effective September 29, 2001, reduced the total amount available under the Credit Facility to $100 million and revised certain terms and conditions, including modifications to the financial covenants. The Credit Facility provides the Company with a revolving credit line including a $50 million sub-limit for letters of credit. Amounts available for borrowings under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory and accounts receivable. The Company, with certain restrictions, may elect either a U.S. based interest rate (the "ABR Rate") or a Eurodollar interest rate (the "Eurodollar Rate") for borrowings under the Credit Facility. If the Company elects the ABR Rate, borrowings bear interest at (a) a base U.S. interest rate, as defined in the Credit Facility (generally, the greater of a prime rate, a base rate for certificates of deposits plus 100 basis points and the federal funds effective rate plus 50 basis points), plus (b) a margin of between 100 and 175 basis points. If the Company elects the Eurodollar Rate, borrowings bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin of between 200 and 275 basis points. Commitment fees for unused borrowings under the Credit Facility range from between 56.25 basis points and 66.7 basis points. At December 31, 2001, the Company had no outstanding borrowings under the Credit Facility, $4.8 million in outstanding standby letters of credit, $14.5 million in outstanding documentary letters of credit and approximately $74.3 million available for additional borrowings. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. The Company is in compliance with all the terms of the Credit Facility.

        During our fiscal year 2001, we relied primarily on borrowings under our $100.0 million Credit Facility, trade credit and internally generated funds to finance our operations and expansion. Net cash provided by operating activities increased $41.6 million to $71.8 million for the year ended December 31, 2001, from $30.2 million for the year ended December 31, 2000. The improvement in 2001 was primarily attributable to lower inventory and prepaid expenses and higher accrued liabilities, partially offset by a decrease in accounts payable and an increase in accounts receivable. The increase in accounts receivable was primarily due to lower allowances as of December 31, 2001 compared to December 31, 2000. At December 31, 2001, we had working capital of $95.3 million compared to $96.3 million at December 31, 2000. The most significant changes in working capital were represented by a $17.3 million increase in short-term investments arising from the investment of excess cash, a $48.1 million decrease in inventories due to improved inventory management and a $36.1 million decrease in accounts payable due to lower inventory levels and lower capital expenditures.

        Guess? Canada Corporation ("Guess Canada") has a $17.0 million ($27.0 million Canadian dollars) short-term line of credit available to fund operations. The credit line bears interest at the Canadian prime rate plus 1.0% and is secured by certain assets of Guess Canada. At December 31, 2001, $5.7 million was outstanding under this line. This short-term line is renewable in December 2002. Guess Canada also has a $1.3 million ($2.0 million Canadian dollars) revolving term loan that bears interest at 1.75% above the Canadian prime rate plus an amount equal to 0.5% per month of the average outstanding balance, payable on demand, but commencing January 1, 2001, by way of 24 equal consecutive minimum payments. At December 31, 2001, the full amount of the term loan was outstanding.

        Capital expenditures, net of lease incentives granted, totaled $22.9 million for 2001 and $79.1 million for 2000. The decrease in capital expenditures was attributable to reduced store build-out costs, a lower number of store openings and remodels, and reduced expansion of shop-in-shops in department stores. Capital expenditures for our retail operating segment decreased to $16.4 million in 2001 from $57.3 million in 2000. Capital expenditures for our wholesale operating segment decreased to $6.2 million in 2001 from $21.8 million in 2000. Capital expenditures for our licensing segment were $0.3 million in 2001 compared to none in the prior year. The Company's capital expenditures planned for 2002 are approximately $25 million, primarily for retail store expansion, including our expansion in Canada, store remodelings, investments in information systems and shop-in-shop expansion and enhancements.

        On May 9, 2001, the Company announced that its Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in the open market. Due to restrictive loan covenants, the Company is allowed to spend a maximum of $10 million for the repurchase program in the current fiscal year. As of December 31, 2001, the Company repurchased 531,100 shares at an aggregate cost of approximately $4.0 million, or an average price per share of $7.45.

        In September 2001, the Company acquired the remaining 40% of the outstanding shares of Guess? Canada Corporation not already owned by the Company. The Company paid a nominal consideration in exchange for the remaining shares of Guess? Canada Corporation and made an additional investment during the second quarter of 2001 of $3.0 million in the Canadian business to fund its ongoing operations. The Company recorded the amount representing 40% of the assets and liabilities at their respective fair values. No significant goodwill was generated from this transaction. The Company plans to further integrate the Canadian business with its U.S. business and it expects to benefit from overall cost reductions in 2002 as a result of its integration efforts. The Company was recording 100% of the results of operations of Guess? Canada Corporation prior to the minority interest acquisition; therefore, this transaction did not have a material impact on the Company's financial statements.

        The Company anticipates that it will be able to satisfy its ongoing cash requirements through 2002, including retail expansion plans and interest payments on its senior subordinated notes due 2003 (such interest payments paid during 2001 amounted to $7.6 million), primarily with cash flow from operations, supplemented by borrowings under its Credit Facility. The Company intends to obtain a new credit facility during the 2002 fiscal year as its current Credit Facility expires in October 2002. The Company is also evaluating alternative options to refinance the Senior Subordinated Notes due in 2003.

        In January 2002, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the Securities and Exchange Commission Form S-8 registering 2,000,000 shares of common stock for the ESPP. The ESPP was not in effect during the fiscal year ended December 31, 2001, and therefore no shares of common stock were purchased pursuant to the ESPP during the fiscal year. The first quarterly stock purchase period began on March 1, 2002.

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

Important Factors Regarding Forward-Looking Statements

        Throughout this Annual Report on Form 10-K "forward-looking" statements have been made, which are not historical facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will", "continue", and other similar terms and phrases, including references to assumptions.

        Although the Company believes that the expectations reflected in any of the forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Certain statements in this Form 10-K, including those relating to the Company's expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, e-commerce and business seasonality, are forward-looking statements. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. The Company does not intend, and undertakes no obligation, to update the forward-looking statements to reflect future events or circumstances.

        Specific risks and uncertainties of which you should be aware include, but are not limited to, the following:

  Our business is dependent on the fashion industry and would suffer from any adverse change in the fashion industry, including changes arising from:

  •
  reduced levels of consumer spending resulting from (1) a general economic downturn, (2) changes in interest rates, (3) the availability of consumer credit, (4) changes in taxation rates, (5) consumer confidence in future economic conditions, or (6) reduced levels of consumer disposable income;

  •
  introduction of new products or pricing changes by our competitors; or

  •
  changes in fashion retailers that could decrease the number of stores which carry our products or increase the ownership concentration within the retail industry.

  Our revenue from the sales of products would decline if there was a decline in the demand for our products. A decline in demand for our products could arise from our inability to:

  •
  identify and respond appropriately to changing consumer demands and fashion trends;

  •
  maintain favorable brand recognition and customer acceptance of our existing and future products;

  •
  appropriately price our products;

  •
  obtain sufficient retail floor space and effective presentation of our products at retail or expand our network of retail stores; or

  •
  control the quality, focus, image, financial stability or distribution of our licensed products.

  Our revenue from the sale of products is impacted by our relationships with third party customers and suppliers and could be adversely affected by:

  •
  a decision by the controlling owner of a group of department stores or any other significant customer to decrease the amount purchased from us or to cease carrying GUESS products;

  •
  possible cancellation of wholesale orders;

  •
  our general failure to maintain and control our existing distribution and licensing arrangements or to procure additional distribution and licensing relationships;

  •
  our inability to ensure product availability and optimize supply chain efficiencies with suppliers and retailers;

  •
  increased costs due to reliance on third-party suppliers and contract manufacturers; or

  •
  a failure by our suppliers to produce our products to our quality standards or to comply with acceptable labor practices.

  Our business is impacted by general economic and political conditions and is adversely affected by:

  •
  unfavorable changes in regional, national and global economic conditions;

  •
  political or economic instability in developing international markets resulting in the disruption of trade with the countries in which our contractors, suppliers or customers are located;

  •
  the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports; or

  •
  significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds.

  Our business is subject to a number of other risks. Our business would be adversely affected by any:

  •
  lack of continued availability of sufficient working capital;

  •
  inability to integrate new stores into existing operations;

  •
  inability to strengthen our inventory cost accounting controls and procedures;

  •
  negative outcomes of pending and future litigation;

  •
  third party's infringement upon or any other inability to protect our existing trademarks and proprietary rights;

  •
  loss or retirement of our key executives or other key employees;

  •
  inability to generate sufficient cash flow to service debt obligations for our notes and other line of credit facilities; or

  •
  inability to comply with debt covenant restrictions, which may trigger payment acceleration provisions.

Critical Accounting Policies

        The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an ongoing basis including those related to the valuation of inventories, accounts receivable allowances, the useful life of assets for depreciation, restructuring expense and accruals, evaluation of impairment, recoverability of deferred taxes and evaluation of net recoverable amounts and accruals for the sublet of certain lease obligations. The Company believes that of its significant accounting policies (see Note 1 to the consolidated financial statements) the following may involve a higher degree of judgment and complexity.

Valuation of goodwill, intangible and other long-lived assets

        We periodically assess the impairment of our long-lived assets which require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the asset's ability to continue to generate income from operations and positive cash flow in future periods or significant changes in our strategic business objectives and utilization of the assets. If the assets are assessed to be recoverable, they are amortized over the periods benefited. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Litigation reserves

        Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on the remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

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

        We may enter into derivative financial instruments, including forward exchange contracts, to manage foreign exchange risk on foreign currency transactions. These financial instruments can be used to protect us from the risk that the eventual net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Unrealized gains and losses on outstanding foreign currency exchange contracts, used to hedge future revenues and purchases, are recorded in the financial statements and are included in earnings as a component of other income or expense. The Company adopted SFAS 133 effective January 1, 2001.

Forward Exchange Contracts	U.S. Dollar Equivalent	Maturity Date	Fair Value in U.S. $ at December 31, 2001
Canadian dollars	$2,000,000	January 3, 2002 to January 31, 2002	$1,978,140
Canadian dollars	1,500,000	February 1, 2002 to February 28, 2002	1,485,426
Canadian dollars	500,000	March 1, 2002 to March 28, 2002	495,414
Canadian dollars	1,000,000	March 15, 2002 to April 15, 2002	989,195

        Based upon the rates at December 31, 2001, the cost to buy the equivalent U.S. dollars discussed above was approximately $8.0 million Canadian currency.

        At December 31, 2001, 90.7% of the Company's indebtedness contained a fixed interest rate of 9.5%. Substantially all of the Company's remaining indebtedness, including borrowings under its $100 million credit facility is at variable rates of interest. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. A 100 point basis change in the interest rate is not expected to significantly impact the Company's operating results.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10. Directors and Executive Officers

        The information required by this item can be found under the caption "Directors and Executive Officers" of the Company's Proxy Statement (the "Proxy Statement") to be distributed on or about April 12, 2002, for the 2002 Annual Meeting of Stockholders to be held on May 13, 2002. Such information is incorporated herein by reference.

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

(b)
Reports on Form 8-K

  None.

GUESS?, INC.

FORM 10-K

Items 8, and 14(a) and 14(d)
Index to Consolidated Financial Statements and Financial Statement Schedule

1	Independent Auditors' Report	F-2
2	Consolidated Financial Statements
	Consolidated Balance Sheets at December 31, 2001 and 2000	F-3
	Consolidated Statements of Earnings for the Years Ended December 31, 2001, 2000 and 1999	F-4
	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999	F-5
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	F-6
	Notes to Consolidated Financial Statements	F-7
3	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts	F-25

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Guess?, Inc.:

        We have audited the accompanying consolidated financial statements of Guess?, Inc. and Subsidiaries as of December 31, 2001 and 2000 as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guess?, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      KPMG LLP

Los Angeles, California
February 22, 2002, except as to the
        8th paragraph of Note 11, which
        is as of March 14, 2002

GUESS?, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000
	(in thousands, except share data)
ASSETS
Current assets:
Cash	$14,870	$13,332
Investments	18,220	898
Receivables, net	40,500	34,383
Inventories, net	96,105	144,220
Prepaid expenses and other current assets	8,762	9,671
Prepaid income taxes	159	9,118
Deferred tax assets	10,420	14,470

Total current assets	189,036	226,092
Property and equipment, at cost, net of accumulated depreciation and amortization	145,385	168,299
Other assets, at cost, net of accumulated amortization	28,042	25,292

	$362,463	$419,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$7,609	$13,801
Accounts payable	47,933	84,043
Accrued expenses	38,231	31,959

Total current liabilities	93,773	129,803
Notes payable and long-term debt, excluding current installments	80,119	103,781
Other liabilities	10,647	10,943

	184,539	244,527

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued 63,954,881 and 63,594,219 shares at 2001 and 2000, outstanding 43,392,989 and 43,563,427 shares at 2001 and 2000, respectively	147	146
Paid-in capital	168,100	167,833
Deferred compensation	(320)	(950)
Retained earnings	167,178	160,936
Accumulated other comprehensive loss	(2,447)	(2,033)
Treasury stock, 20,561,892 and 20,030,792 shares repurchased at 2001 and 2000, respectively	(154,734)	(150,776)

Net stockholders' equity	177,924	175,156

	$362,463	$419,683

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(in thousands, except per share data)
Net revenue
Product sales	$640,700	$741,412	$560,012
Net royalties	36,920	37,805	39,638

	677,620	779,217	599,650
Cost of sales	447,825	495,604	331,660

Gross profit	229,795	283,613	267,990
Selling, general and administrative expenses	200,464	234,067	171,014
Severance (recovery) related to distribution facility relocation	—	(1,545)	3,200
Restructuring, impairment and severance charges	5,502	8,623	—

Earnings from operations	23,829	42,468	93,776
Other expense (income):
Gain on disposition of property and equipment	—	—	(3,849)
Interest, net	12,605	13,756	9,385
Other, net	482	(881)	1,140

	13,087	12,875	6,676

Earnings before income taxes	10,742	29,593	87,100
Income taxes	4,500	13,100	35,200

Net earnings	$6,242	$16,493	$51,900

Earnings per share:
Basic	$0.14	$0.38	$1.21
Diluted	$0.14	$0.38	$1.20
Weighted number of shares outstanding
Basic	43,656	43,464	43,005
Diluted	43,958	43,819	43,366

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Years ended December 31, 2001, 2000 and 1999

	Comprehensive Income	Common Stock	Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(in thousands)
Balance at December 31, 1998		$137	$158,589	—	$92,543	$(84)	$(150,776)	$100,409
Comprehensive income:
Net earnings	$51,900	—	—	—	51,900	—	—	51,900
Foreign currency translation adjustment	(114)	—	—	—	—	(114)	—	(114)
Unrealized gain on investments, net of tax effect	10,445	—	—	—	—	10,445	—	10,445

Total comprehensive income	$62,231

Issuance of common stock under stock option plan, net of tax effect		4	4,711	—	—	—	—	4,715

Balance at December 31, 1999		141	163,300	—	144,443	10,247	(150,776)	167,355
Comprehensive income:
Net earnings	$16,493	—	—	—	16,493	—	—	16,493
Foreign currency translation adjustment	38	—	—	—	—	38	—	38
Unrealized loss on investments, net of tax effect	(12,318)	—	—	—	—	(12,318)	—	(12,318)

Total comprehensive income	$4,213

Issuance of common stock under stock option plan, net of tax effect		3	3,585	—	—	—	—	3,588
Deferred compensation		2	948	(950)	—	—	—	—

Balance at December 31, 2000		146	167,833	(950)	160,936	(2,033)	(150,776)	175,156
Comprehensive income:
Net earnings	$6,242	—	—	—	6,242	—	—	6,242
Foreign currency translation adjustment	(803)	—	—	—	—	(803)	—	(803)
Unrealized gain on investments, net of tax effect	389	—	—	—	—	389	—	389

Total comprehensive income	$5,828

Issuance of common stock under stock option plan, net of tax effect		1	211	—	—	—	—	212
Deferred compensation		—	56	630	—	—	—	686
Purchase of treasury stock		—	—	—	—	—	(3,958)	(3,958)

Balance at December 31, 2001		$147	$168,100	$(320)	$167,178	$(2,447)	$(154,734)	$177,924

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(in thousands)
Cash flows from operating activities:
Net earnings	$6,242	$16,493	$51,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	39,751	33,311	25,589
Amortization of other assets	1,271	881	1,296
Deferred income taxes	1,480	(6,729)	(2,150)
Loss (gain) on disposition of property and equipment	797	3,340	(5,037)
Other items, net	211	1,039	869
Changes in operating assets and liabilities:
Accounts receivable	(6,117)	5,290	558
Inventories	48,115	(37,596)	(9,155)
Prepaid expenses and other assets	9,868	(4,307)	(6,369)
Accounts payable	(36,110)	22,308	19,393
Accrued expenses	6,272	(3,858)	10,410

Net cash provided by operating activities	71,780	30,172	87,304

Cash flows from investing activities:
Purchases of property and equipment, net of lease incentives	(22,866)	(79,134)	(61,957)
Proceeds from the disposition of property and equipment	3,096	3,133	7,106
Net proceeds (purchases) from the sale of short-term investments	(17,000)	22,850	(14,711)
Acquisition of interest in Guess? Canada	—	—	(2,027)
Net proceeds (purchases) of long-term investments	55	—	(2,357)
Acquisition of license	(500)	(82)	(1,443)

Net cash used in investing activities	(37,215)	(53,233)	(75,389)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt	150,160	204,661	5,529
Repayment of notes payable and long-term debt	(180,014)	(177,916)	(20,658)
Issuance of common stock	898	3,588	3,534
Purchase of treasury stock	(3,958)	—	—

Net cash provided by (used in) financing activities	(32,914)	30,333	(11,595)
Effect of exchange rates on cash	(113)	(79)	(34)

Net increase in cash	1,538	7,193	286
Cash at beginning of year	13,332	6,139	5,853

Cash at end of year	$14,870	$13,332	$6,139

Supplemental disclosures
Cash paid (received) during the year for:
Interest	$12,647	$11,951	$10,358
Income taxes	(6,796)	24,604	37,236

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

Principles of Consolidation

        The consolidated financial statements include the accounts of Guess?, Inc. and its wholly-owned subsidiaries as follows: GUESS? Retail, Inc., GUESS? Licensing, Inc., Guess.com, Inc., Guess Europe, B.V., a Netherlands corporation ("GEBV"), and GUESS? Canada Corporation ("Guess Canada," formerly named Strandel Inc.), a Canadian corporation. GEBV holds three wholly-owned subsidiaries: Ranche, Limited, a Hong Kong corporation ("Ranche"), Guess Asia, a Hong Kong corporation, and Guess Italia, S.r.l., an Italian corporation ("Guess Italia"). In 2000, Guess held a 60% interest in Guess Canada and acquired the remaining 40% in 2001. The Company recorded 100% of the results of GUESS? Canada Corporation in both the 2001 and 2000 year. Accordingly, all references herein to "Guess?, Inc." include the consolidated results of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated during the consolidation process.

Use of Estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates relate to the valuation of inventories, accounts receivable allowances, the useful life of assets for depreciation, restructuring expense and accruals, evaluation of impairment, recoverability of deferred taxes and evaluation of net recoverable amounts and accruals for the sublet of certain lease obligations. Actual results could differ from those estimates.

        The Company currently has lease obligations related to two idle facilities that it intends to sublet. The Company estimates the rent obligations will be recovered when the facilities are sublet. Accruals have been established for rent payments through July 2002, the estimated period to find a sublessor. If the Company does not find a suitable sublessor by July 2002 or the rent obligations are not recovered, an additional charge to earnings may be necessary.

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

Earnings per Share

        Basic earnings per share represents net earnings divided by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents such as stock options.

        The reconciliation of basic to diluted weighted average shares is as follows (in thousands):

	2001	2000	1999
Weighted average shares used in basic computations	43,656	43,464	43,005
Dilutive stock options	302	355	361

Weighted average shares used in diluted computation	43,958	43,819	43,366

        Options to purchase 1,043,251, 550,000 and 467,000 shares of common stock at prices ranging from $7.00 to $27.31, $17.64 to $27.31 and $10.88 to $16.38 were outstanding during 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the shares of common stock and therefore such options would be antidilutive.

Concentration of Credit Risk

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. The Company maintains cash with various major financial institutions and performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any institution. The Company extends credit to corporate customers based upon an evaluation of the customer's financial condition and credit history and generally requires no collateral. The Company's customers are principally located throughout North America, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. However, such credit risk is considered limited due to the Company's large customer base. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company's credit losses for the periods presented are insignificant and have not significantly exceeded management's estimates. A few of the Company's domestic wholesale customers, including some under common ownership, have accounted for significant portions of its net revenue. Bloomingdale's, Macy's and other affiliated stores owned by Federated Department Stores, Inc. together accounted for approximately 11.3%, 11.8% and 12.4% of the Company's net revenue in 2001, 2000 and 1999, respectively.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out and weighted average) or market.

Revenue Recognition

        The Company recognizes retail operations revenue at the point of sale, and wholesale operations revenue from the sale of merchandise upon shipment. Royalty income is based upon a percentage, as defined in the underlying agreement, of the licensees' net revenue. The Company accrues for estimated sales returns and other allowances in the period in which the related revenue is recognized.

Depreciation and Amortization

        Depreciation and amortization of property and equipment are provided using the straight-line method over the following useful lives:

Building and building improvements	10 to 31 years
Land improvements	5 years
Machinery and equipment	5 years
Corporate aircraft	10 years
Corporate vehicles	5 years
Shop fixtures	5 years

        Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Construction in progress is not depreciated until the related asset is completed.

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 10 to 15 years. Accumulated amortization totaled $5,780,000 and $4,470,000 at December 31, 2001 and 2000, respectively. Effective January 1, 2002, the Company will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which will result in no further amortization of goodwill. See Note 2.

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

Foreign Currency Contracts

        The Company may enter into forward foreign exchange contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to Canadian purchases of U.S. goods. Derivative financial instruments are not used for speculative purposes. At December 31, 2001, the Company had forward exchange contracts to purchase $5.0 million U.S. dollars for approximately $7.9 million Canadian dollars.

        In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," unrealized gains and losses on outstanding foreign currency exchange contracts, used to mitigate currency risk on future revenues and purchases, are recorded in the financial statements at fair value and are included in earnings as a component of other income or expense and was not significant as of December 31, 2001.

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

Business Segment Reporting

        The Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The business segments of the Company are wholesale, retail and licensing operations. Information regarding these segments is summarized in Note 14.

Fair Value of Financial Instruments

        The carrying amount of the Company's financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. Investments are recorded at fair value.

        The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 2001 and 2000, the carrying value of all financial instruments was not materially different from fair value, as the fixed rate debt approximates rates currently available to the Company.

Long-Lived Assets

        The Company reports long-lived assets, including intangibles, at amortized cost. Long-lived assets and intangibles, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this assessment indicates that the assets will not be recoverable, as determined by the non-discounted cash flow generated by the asset, the carrying value of the Company's long-lived assets would be reduced to its estimated fair market value based on the discounted cash flows. Effective on January 1, 2002, goodwill and other intangible assets will be accounted for under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Other long-lived assets will be accounted for under

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 2.

Advertising Costs

        The Company expenses the cost of advertising as incurred. Advertising expenses charged to operations for the years ended December 31, 2001, 2000 and 1999 were $17.5 million, $29.7 million, and $24.5 million, respectively.

Reclassifications

        Certain reclassifications have been made to prior years' consolidated financial statements to conform to classifications used in the current year. These reclassifications had no impact on previously reported results.

(2) New Accounting Standards

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

(3) Investments

        At December 31, 2001 and 2000, short-term investments consist of $18.2 million and $0.9 million, respectively, of marketable securities available for sale.

        Long-term investments consist of certain marketable equity securities aggregating $244,000 and $447,000 at December 31, 2001 and 2000, respectively, and are included in other assets in the accompanying consolidated balance sheets. Unrealized losses related to marketable equity securities at December 31, 2001 and 2000 amounted to $1.5 million and $1.9 million, respectively, net of deferred tax assets of $1.0 million and $1.3 million, respectively, and are included as a component of stockholders' equity. During 2000, the Company recorded an impairment charge related to a certain long-term marketable equity security. See Note 17.

(4) Accounts Receivable

        Accounts receivable consists of trade receivables, less reserves aggregating $10,220,000 and $15,811,000, and royalty receivables, less allowance for doubtful accounts of $1,298,000 and $841,000 at December 31, 2001 and 2000, respectively.

(5) Inventories

        Inventories are summarized as follows (in thousands):

	2001	2000
Raw materials	$6,784	$9,986
Work in process	2,189	6,727
Finished goods—retail	50,153	57,702
Finished goods—wholesale	36,979	69,805

	$96,105	$144,220

        At December 31, 2001 and 2000, write-downs of inventories to the lower of cost or market totaled $9.8 million and $12.9 million, respectively.

        During 2001, the Company decided to license its existing children's business, then produced in-house, to its licensee for its Baby Guess product line. The agreement was finalized in the second quarter of 2001 and is effective for 2002 operations. The Company recorded an inventory write-down charge of approximately $562,000 which was included in cost of sales in the first quarter of 2001. The charge relates to lower of cost or market adjustments for inventories expected to be sold below cost as a result of the decision.

(6) Property and Equipment

        Property and equipment is summarized as follows (in thousands):

	2001	2000
Land and land improvements	$3,232	$4,586
Building and building improvements	3,520	7,306
Leasehold improvements	108,264	95,491
Machinery and equipment	143,230	131,024
Corporate aircraft	6,601	6,601
Shop fixtures	41,410	38,929
Construction in progress	2,621	10,573

	308,878	294,510
Less accumulated depreciation and amortization	163,493	126,211

	$145,385	$168,299

        Construction in progress at December 31, 2001 and 2000 represents the costs associated with the construction of buildings and improvements used in the Company's operations and other capitalizable expenses in progress. During the years ended December 31, 2001, 2000 and 1999 interest costs capitalized in construction in progress amounted to $300,000, $400,000 and $400,000, respectively.

(7) Other Assets

        Other assets is summarized as follows (in thousands):

	2001	2000
Goodwill and other intangible assets, net of accumulated amortization	$10,817	$11,279
Deferred tax assets	8,701	6,132
Long-term investments	244	447
Artwork	3,712	3,712
Other	4,568	3,722

	$28,042	$25,292

(8) Notes Payable and Long-Term Debt

      Notes payable and long-term debt are summarized as follows (in thousands):

	2001	2000
9 1/2% Senior Subordinated Notes due 2003 with interest payable semi-annually in February and August	$79,562	$79,562
$100 million revolving credit facility	—	22,400
Revolving bank loan bearing interest at 1.75% above the Canadian prime rate plus an amount equal to 0.5% per month of the average outstanding balance, payable on demand, payable monthly commencing January 1, 2001 through December 31, 2002	2,185	3,322
Advances under an unsecured demand line of credit of $17,347 with advances thereon bearing interest at the Canadian prime rate plus 1%	5,747	11,786
Other obligations, maturing in varying amounts through 2004	234	512

	87,728	117,582
Less current installments	7,609	13,801

Long-term debt, excluding current installments	$80,119	$103,781

        In December 1999, the Company entered into a $125 million Credit Agreement which was amended on March 27, 2001, and on November 5, 2001, and which expires on October 31, 2002 (the "Credit Facility"). The November 5, 2001 amendment, which was effective September 29, 2001, reduced the total amount available under the Credit Facility to $100 million and revised certain terms and conditions, including modifications to the financial covenants. The Credit Facility provides the Company with a revolving credit line including a $50 million sub-limit for letters of credit. Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory and accounts receivable. The Company, with certain restrictions, may elect either a U.S. based interest rate (the "ABR Rate") or a Eurodollar interest rate (the "Eurodollar Rate") for borrowings under the Credit Facility. If the Company elects the ABR Rate, borrowings bear interest at (a) a base U.S. interest rate, as defined in the Credit Facility (generally, the greater of a prime rate, a base rate for certificates of deposits plus 100 basis points and the federal funds effective rate plus 50 basis points), plus (b) a margin of between 100 and 175 basis points. If the Company elects the Eurodollar Rate, borrowings bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin of between 200 and 275 basis points. Commitment fees for unused borrowings under the Credit Facility range from between 56.25 basis points and 66.7 basis points.

        At December 31, 2001 the Company had no outstanding borrowings under the Credit Facility, $4.8 million in outstanding standby letters of credit, $14.5 million in outstanding documentary letters of credit and approximately $74.3 million available for additional borrowings. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. The Company is in compliance with all terms of the Credit Facility.

        The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time at par value with interest payable semi-annually. The Company did not repurchase any of its Senior Subordinated Notes in 2001 and 2000.

        Maturities of long-term debt at December 31, 2001 are as follows (in thousands):

2002	$7,609
2003	80,072
2004	47

$87,728

(9) Income Taxes

        Income taxes are summarized as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
Federal:
Current	$3,697	$17,276	$32,508
Deferred	877	(5,602)	(2,464)
State:
Current	1,295	3,594	5,202
Deferred	(41)	(1,127)	314
Foreign:
Current	(1,328)	(1,041)	(360)

	$4,500	$13,100	$35,200

        Actual income taxes differ from expected income taxes obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
Computed "expected" tax expense	$3,760	$10,357	$30,485
State taxes, net of Federal benefit	815	2,210	3,586
Foreign taxes (benefit)	(128)	239	(273)
Other	53	294	1,402

	$4,500	$13,100	$35,200

        Total income taxes were allocated as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
Operations	$4,500	$13,100	$35,200
Stockholders' equity	562	(10,769)	6,451

Total income taxes	$5,062	$2,331	$41,651

        The tax effects of temporary differences that give rise to significant portions of current and non-current deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below (in thousands):

	2001	2000
Deferred tax assets:
Fixed asset basis difference	$3,099	$2,287
Bad debt and other reserves	3,040	4,810
Deferred lease incentives	2,637	1,991
Uniform capitalization adjustment	2,027	3,008
Rent expense	2,019	2,114
Inventory valuation	1,683	1,018
Retail store closure reserves	1,305	1,128
Unrealized loss on investments	860	2,269
State income taxes	—	367
Other	3,918	3,335

Total deferred assets	20,588	22,327
Deferred tax liabilities	1,466	1,725

Net deferred tax assets	$19,122	$20,602

        Included above at December 31, 2001 and 2000 are $10.4 million and $14.5 million for current deferred tax assets, respectively, and $8.7 million and $6.1 million in non-current deferred tax assets included in other assets at December 31, 2001 and 2000, respectively. At December 31, 2001 the Company has net operating loss carryforwards of $9.1 million which are available to reduce future taxable Canadian income through 2008.

        There was $0.2 million and $9.1 million of prepaid income taxes at December 31, 2001 and 2000, arising from the overpayment of estimated income taxes.

        Based on the historical earnings of the Company, management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.

(10) Related Party Transactions

        The Company is engaged in various transactions with entities affiliated with trusts for the respective benefit of Maurice, Paul and Armand Marciano, who are executives of the Company (the "Marciano Trusts").

License Agreements and Licensee Transactions

        On September 28, 1990, the Company entered into a license agreement with Charles David of California ("Charles David"). Charles David is controlled by the father-in-law of Maurice Marciano. The Marciano Trusts and Nathalie Marciano (the spouse of Maurice Marciano) together own 50% of Charles David, and the remaining 50% is owned by the father-in-law of Maurice Marciano. The license agreement grants Charles David the rights to manufacture worldwide and distribute worldwide (except Japan and certain European countries) for men, women and some children, leather and rubber footwear which bear the Guess trademark. The license also includes related shoe care products and accessories. There are no other rights and obligations between the Company and Charles David.

        Gross royalties earned by the Company under such license agreement for the fiscal years ended December 31, 2001, 2000 and 1999 were $2.0 million, $2.1 million and $1.9 million, respectively. Additionally, the Company purchased $5.0 million, $8.7 million and $8.4 million of products from Charles David for resale in the Company's retail stores during the same periods.

        In May 1997, the Company sold substantially all of the assets and liabilities of Guess? Italia to Maco Apparel, S.p.a. ("Maco"). The effect of the net asset disposal was immaterial to the Company's results of operations. In connection with this sale, the Company also purchased a 10% ownership interest in Maco and entered into an approximate 10-year license agreement with Maco granting it the right to manufacture and distribute certain men's and women's jeanswear apparel, which bear the Guess trademark, in certain parts of Europe. In addition to royalty fees, the Company will also receive $14.1 million over a four-year period in consideration of the grant of the license rights for men's and women's jeanswear apparel. During 2001, 2000 and 1999 the Company recorded $2.8 million in revenue in connection with the grant of such license rights, respectively. Additionally, the Company recorded $2.8 million, $3.0 million and $3.2 million in royalty fees related to product sales in 2001, 2000 and 1999, respectively. Effective March 1, 1998, the Company also entered into an approximate nine-year license agreement with Maco granting it the right to manufacture and distribute kid's jeanswear, which bear the Guess trademark, in certain parts of Europe. No significant revenue was recorded related to the grant of this license agreement.

        In September 2001, the Company completed the acquisition of the remaining 40% of the outstanding shares of Guess? Canada Corporation not already owned by the Company. The Company paid a nominal consideration in exchange for the remaining shares of Guess? Canada Corporation and made an additional investment during the second quarter of 2001 of $3.0 million in the Canadian business to fund its ongoing operations. Prior to the minority interest acquisition, the Company included 100% of the results of operations of Guess? Canada Corporation in its financial statements, therefore, this transaction did not have a material impact on the Company's financial statements. The Company recorded the amount representing 40% of the assets and liabilities at their respective fair values. No significant goodwill was generated from this transaction. In August 1999, the Company increased its ownership of Guess? Canada Corporation to 60% from 40%. As part of that transaction, the Company paid $2.0 million and provided long-term debt financing of up to $13.4 million to Guess? Canada Corporation to expand its Canadian retail operations of which $13.0 million was outstanding as of December 31, 2001. The acquisition was accounted for as a purchase and the results of Guess? Canada Corporation were included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $1.1 million and was allocated to goodwill and was amortized through 2001.

Leases

        The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of its affiliates. There are three leases in effect at December 31, 2001, which expire in February 2006 and July 2008. The total lease payments to these limited partnerships are currently $264,000 per month. Aggregate lease payments under leases in effect for the fiscal years ended December 31, 2001, 2000 and 1999 were $3.0 million, $2.8 million and $2.7 million, respectively.

(11) Commitments and Contingencies

Leases

        The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through March 2016. Some of these leases require the Company to make periodic payments for property taxes and common area operating expenses. Certain leases include rent abatements and scheduled rent escalations, for which the effects are being amortized and recorded over the lease term. The Company also leases some of its equipment under operating lease agreements expiring at various dates through 2006.

        Future minimum rental payments under non-cancelable operating leases at December 31, 2001 are as follows:

        Year ending December 31, (in thousands):

	Non-Related Parties	Related Parties	Total
2002	$44,888	$3,167	$48,055
2003	44,519	3,167	47,686
2004	42,090	3,167	45,257
2005	36,246	3,167	39,413
2006	33,200	3,167	36,367
Thereafter	101,306	7,670	108,976

	$302,249	$23,505	$325,754

        Rental expense for all operating leases during the years ended December 31, 2001, 2000, and 1999 aggregated $49.6 million, $40.4 million and $34.9 million, respectively.

Incentive Bonuses

        Certain officers and key employees of the Company are entitled to incentive bonuses, primarily based on the Company's profits.

Litigation

        On approximately January 15, 1999, UNITE filed an unfair labor practice charge against the Company, alleging that attorney Dennis Hershewe violated Section 8(a)(1) of the National Labor Relations Act ("the Act") by questioning GUESS?'s employee Maria Perez about her union activities at the deposition he conducted in her workers' compensation case. Mr. Hershewe represents Fireman's Fund Insurance Company, the Company's workers' compensation insurance carrier. GUESS? investigated the charge and responded to it on March 10, 1999. The NLRB issued a complaint on part of the charge on October 14, 1999, and the Company filed an answer on October 21, 1999. On July 6, 2000, the complaint was dismissed in its entirety. The NLRB appealed the decision and both sides submitted briefs in September of 2000. The Company is awaiting a decision on the appeal.

        On June 9, 1999, the Company commenced a lawsuit in the Los Angeles County Superior Court against Kyle Kirkland, Kirkland Messina LLC, and CKM Securities (collectively "Kirkland") for tortious interference, unfair competition, fraud and related claims. This action arises out of alleged misrepresentations and omissions of material fact made by Kirkland in connection with the operations and financial performance of Pour Le Bebe, Inc., a former licensee ("PLB"). Following Kirkland's efforts to compel arbitration of this matter, on March 29, 2000, the California Court of Appeal determined that the action will proceed in court. After unsuccessfully requesting reconsideration before the appellate court, Kirkland sought review before the California Supreme Court. Kirkland's petition for review to the California Supreme Court was denied on July 12, 2000. This matter has now been remitted back to the state court, where discovery is almost completed. No trial date has been set.

        On March 28, 2000 a complaint was filed against the Company in San Diego County Superior Court entitled Snodgrass v. Guess?, Inc. and GUESS? Retail, Inc. The complaint alleged that certain current and former store management employees were incorrectly classified as exempt from overtime laws. The Company, without admitting or acknowledging any wrongdoing, tentatively settled the matter on September 28, 2001. The court preliminarily approved the settlement on February 22, 2002 and the final approval hearing is scheduled for May 10, 2002. Furthermore, the Company does not expect any changes to its ongoing cost structure as a result of this settlement.

        On May 4, 2000, a complaint was filed against the Company and Mr. Paul Marciano in the Los Angeles Superior Court—Michel Benasra v. Paul Marciano and Guess?, Inc. The complaint grows out of the arbitration between the Company and PLB, wherein the Company was awarded $7.7 million. The plaintiff, the President of PLB, alleges that defendants made defamatory statements about him during the arbitration. Plaintiff seeks general damages of $50,000,000 and unspecified punitive damages. Defendants moved to compel arbitration of this matter, or alternatively, to strike the action under the state's anti-SLAPP (Strategic Litigation Against Public Participation) statute. The motion to compel arbitration was denied and that ruling was affirmed on appeal. Defendant's anti-SLAPP motion is pending.

        On January 30, 2001, Guess?, Inc., Maurice Marciano, Armand Marciano, Paul Marciano, and Brian Fleming were named as defendants in a securities class action entitled David Osher v. Guess?, Inc., et al., filed in the United States District Court for the Central District of California. Seven additional class actions have been filed in the Central District, naming the same defendants: Robert M. Nuckols v. Guess?, Inc. et al., Brett Dreyfuss v. Guess?, Inc. et al., both filed February 1, 2001; Jerry Sloan v. Guess?, Inc., et al., filed February 6, 2001; Jerry Byrd v. Guess?, Inc., et al; filed February 13, 2001; Patrick and Kristine Liska v. Guess?, Inc., et al, filed February 14, 2001; Darrin Wegman v. Guess?, Inc., et al., filed February 22, 2001; and Rosie Gindie v. Guess?, Inc., et al., filed February 22, 2001. All eight complaints purport to state claims under Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and allege that defendants made materially false and misleading statements relating to the Company's inventory and financial condition during the class period. In Osher, Nuckols, Byrd, Wegman and Sloan, the class period is February 14, 2000 through

January 26, 2001; in Dreyfuss, Liska and Gindie the class period is February 14, 2000 through November 9, 2000. On April 25, 2001, the court entered an order consolidating all of the eight class actions, captioned In re Guess, Inc. Securities Litigation. The lead plaintiff for the class is the Policeman and Fireman's Retirement System of the City of Detroit. On July 9, 2001, the plaintiff filed a consolidated amended class action complaint. Our motion to dismiss was granted, with leave to amend, on November 29, 2001. On March 14, 2002, the court issued orders dismissing all eight class action cases without prejudice.

        On March 15, 2001, a complaint was filed by Susan Goldman, derivatively on behalf of nominal defendant Guess?, Inc. against Bryan Isaacs, Alice Kane, Robert Davis, Armand Marciano, Paul Marciano, Maurice Marciano, Howard Socol and Guess?, Inc. in the Court of Chancery for the State of Delaware. The complaint alleges misappropriation of corporate information, insider trading and other purported breaches of fiduciary duty by the Company and its Board of Directors. On February 12, 2002, the court granted plaintiff's motion to dismiss this action without prejudice.

        On May 7, 2001, a complaint was filed by Suzanne Bell, derivatively on behalf of nominal defendant Guess?, Inc. against Maurice Marciano, Paul Marciano, Armand Marciano, Alice Kane, Robert Davis, Howard Socol, Bryan Isaacs and Brian Fleming, in the United States District Court for the Central District of California. The complaint alleges corporate mismanagement, insider trading and other purported breaches of fiduciary duty by the Company and its Board of Directors. On July 5, 2001, the court stayed the action pursuant to stipulation of the parties pending the outcome of the Goldman derivative action. As a result of the dismissal of the Goldman derivative action on February 12, 2002, the stay has expired. The parties subsequently agreed to a dismissal stipulation and a final court order approving the stipulation is expected soon.

        The Company cannot predict the outcome of these matters. The Company believes the outcome of one or more of the above cases could have a material adverse effect on our results of operations or financial condition.

        Most major corporations, particularly those operating retail businesses, become involved from time to time in a variety of employment-related claims and other matters incidental to their business in addition to those described above. In the opinion of management, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on the Company's results of operations or financial condition.

(12) Savings Plan

        The Company established the Guess?, Inc. Savings Plan (the "Savings Plan") under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees ("associates") may contribute up to 15% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 1.5% of the associates' annual compensation. Investment selections consist of cash and mutual funds and do not include any Company common stock. The Company's contributions to the Savings Plan for the year ended December 31, 2001, 2000 and 1999 amounted to $0.4 million, $0.4 million and $0.3 million, respectively.

        In January 2002, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP is a straight purchase plan and is not subject to any holding period, however all Company employees are subject to the terms of the

Company's securities trading policy which generally prohibits the purchase or sale of any Company securities during the two weeks before the end of each fiscal quarter through the public announcement by the Company of its earnings for that period. On January 23, 2002, the Company filed with the Securities and Exchange Commission Form S-8 registering 2,000,000 shares of common stock for the ESPP. The ESPP was not in effect during the fiscal year ended December 31, 2001, and therefore no shares of common stock were purchased pursuant to the ESPP during the fiscal year. The first quarterly stock purchase period began on March 1, 2002.

(13) Quarterly Information (unaudited)

        The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000 (in thousands, except per share data):

Year ended December 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$170,116	$151,719	$172,409	$183,376
Gross profit	58,704	51,716	59,059	60,316
Net earnings	2,084	1,464	1,328	1,366
Earnings per share:
Basic	$0.05	$0.03	$0.03	$0.03
Diluted	$0.05	$0.03	$0.03	$0.03

Year ended December 31, 2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$188,844	$177,681	$216,363	$196,329
Gross profit	79,146	69,379	77,157	57,931
Net earnings (loss)	14,408	6,811	8,363	(13,089)
Earnings (loss) per share:
Basic	$0.33	$0.16	$0.19	$(0.30)
Diluted	$0.33	$0.16	$0.19	$(0.30)

        The first, second, third and fourth quarters of 2001, included restructuring, impairment and severance charges of $0.4 million, $0.1 million, $4.4 million and $0.6 million, respectively. Based on the current real estate market following the events of September 11, 2001, the Company recorded $2.2 million in additional costs for rent paid, estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter 2000. $1.3 million of the charges represented the write-down of the value of certain impaired assets and $2.0 million of the charge was related to severance costs for the reduction in the Company's workforce which was part of its continuing efforts to reduce costs, improve productivity, streamline its corporate structure and consolidate operations.

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

(14) Segment Information

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

        Segment information is summarized as follows for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	Year ended December 31,
	2001	2000	1999
Net revenue:
Retail operations	$380,576	$392,539	$299,384
Wholesale operations	260,124	348,873	260,628
Licensing operations	36,920	37,805	39,638

	$677,620	$779,217	$599,650

Earnings (loss) from operations:
Retail operations	$4,134	$3,372	$37,072
Wholesale operations	(11,234)	8,289	25,101
Licensing operations	30,929	30,807	31,603

	$23,829	$42,468	$93,776

Capital expenditures:
Retail operations	$16,389	$57,336	$26,486
Wholesale operations	6,221	21,798	35,471
Licensing operations	256	—	—

	$22,866	$79,134	$61,957

Total assets
Retail operations	$160,132	$183,255
Wholesale operations	193,090	229,446
Licensing operations	9,241	6,982

	$362,463	$419,683

        The table below presents information related to geographic areas in which the Company operated during 2001, 2000 and 1999 (in thousands):

	Year ended December 31,
	2001	2000	1999
Net revenue:
United States	$572,629	$680,341	$548,179
Canada	56,340	47,339	12,073
Europe	22,902	18,764	13,464
Asia	17,181	23,303	13,279
South America	5,761	6,403	3,973
Mexico	1,852	1,895	3,337
Other	955	1,172	5,345

	$677,620	$779,217	$599,650

(15) Stock Option Plan and Non-Vested Stock

      On July 30, 1996, the Board of Directors adopted the Guess?, Inc. 1996 Non-Employee Directors' Stock Option Plan pursuant to which the Board of Directors may grant stock and stock options to non-employee directors. This plan authorizes grants of options to purchase up to 500,000 authorized but unissued shares of common stock. At December 31, 2001, 2000, and 1999, there were 189,257, 147,611, and 109,082 options issued under this plan, respectively. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Annual option grants to outside directors are at 85% of fair market value. Stock granted under the Plan is done so without restriction. Stock options have ten-year terms and vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant.

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

        At December 31, 2001, 2000 and 1999, there were 1,699,441, 1,883,056 and 2,763,397 additional shares available for grant under the plan, respectively. Using the Black Scholes option pricing model, the weighted-average per share fair value of stock options granted during 2001, 2000 and 1999 was $3.57, $10.09 and $12.46, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.56%, 5.35% and 6.51%; volatility factors of the expected market price of the Company's common stock of 60%, 80% and 65%; no expected dividend yield; and a weighted-average expected life of the option of four years.

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

        The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123 ("SFAS 123"), the Company's pro forma net earnings and net earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been the pro forma amounts indicated below (in thousands, except per share data):

	2001	2000	1999
Pro forma net earnings	$3,863	$14,279	$51,300
Pro forma earnings per share—basic	$0.09	$0.33	$1.19
Pro forma earnings per share—diluted	$0.09	$0.33	$1.18

        In November 2001 and December 2000, the Company granted 10,000 and 205,680 shares, respectively, of non-vested common stock to key employees which vest through January 2004. Upon granting of the stock, unearned compensation equivalent to the market value of the stock at the date of issuance was charged to stockholders' equity. This is being amortized on a straight-line basis over the vesting period and is recognized as compensation expense.

        Stock option activity during the period indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 1998	1,658,175	$6.86
Granted	343,650	12.46
Exercised	(373,090)	(8.56)
Forfeited	(265,222)	(7.68)

Balance at December 31, 1999	1,363,513	$7.64
Granted	1,400,130	13.77
Exercised	(250,976)	(6.69)
Forfeited	(519,789)	(12.96)

Balance at December 31, 2000	1,992,878	$10.68
Granted	598,048	6.36
Exercised	(123,982)	(4.09)
Forfeited	(414,433)	(17.03)

Balance at December 31, 2001	2,052,511	$8.47

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2001.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding December 31, 2001	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Number Exercisable at December 31, 2001	Weighted Average Exercise Price
$0.01 to $4.63	888,705	8.66 years	$3.37	193,300	$4.30
$5.50 to $6.45	345,497	9.38 years	6.08	37,999	5.52
$7.00 to $10.88	316,417	8.18 years	7.77	85,217	9.73
$11.00 to $18.31	291,567	6.53 years	14.19	192,147	12.58
$21.06 to $27.31	210,325	8.09 years	27.02	86,276	26.91

	2,052,511	8.35 years	$8.47	594,939	$11.11

        At December 31, 2001, 2000 and 1999, the number of options exercisable for each year was 594,939, 484,696 and 338,284, respectively. The weighted-average exercise price of those options was $11.11, $11.62 and $8.14, respectively.

(16) Share Repurchase Program

        On May 9, 2001, the Company announced that its Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in the open market. Due to restrictive loan covenants, the Company is allowed to spend a maximum of $10 million per year for the repurchase program. For the year ended December 31, 2001, the Company repurchased 531,100 shares of its stock at an aggregate cost of $4.0 million or an average price per share of $7.45.

(17) Restructuring, Impairment and Severance Charges

        During the year ended December 31, 2001, the Company recorded restructuring, impairment and severance charges of $5.5 million ($3.2 million after tax or $0.07 per diluted share). Based on the current real estate market following the events of September 11, 2001, the Company recorded $2.2 million in additional costs for rent paid, estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter 2000. In addition, $1.3 million of the charges represented the write-down of the value of certain impaired assets, including fixed assets related to unprofitable stores. The remaining $2.0 million of the charge was related to severance costs for the termination of 211 employees which was part of the Company's continuing efforts to reduce costs, improve productivity, streamline its corporate structure and consolidate operations. Approximately $0.6 million of the severance remains unpaid and accrued on the balance sheet. The Company expects the remaining severance costs to be paid during 2002.

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

        During the year ended December 31, 2000, the Company recorded restructuring and impairment charges of $8.6 million. Of these charges, $2.4 million (impairment) and $6.2 million (restructuring and impairment) were recorded to the wholesale and retail segments, respectively. These charges consisted of the following:

        In connection with its ongoing review of its portfolio of marketable equity securities, the Company recorded a non-cash impairment charge against earnings from operations of $2.4 million to write down the cost basis of a certain marketable equity security investment in an internet company as the decline was determined to be other than temporary.

        Additionally, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" an impairment charge of $1.7 million was recorded in the fourth quarter of 2000 to write down the net book value of property and equipment related to certain stores. These assets became impaired as the Company's new kid's line had some unprofitable stores that performed below expectations. Estimated future cash flows related to these stores indicated that an impairment of the full value had occurred.

        In December 2000, Company management approved a plan to close certain under-performing stores in 2001 and cease construction on certain stores that the Company has decided not to open. Included in the Company's operating results for the year ended December 31, 2000, are restructuring charges of $4.5 million consisting of lease exit costs, rent paid and to be paid on idle locations and construction costs of stores abandoned during construction. This included $0.8 million of asset impairments for under-performing stores that the Company closed in 2001. Estimated future cash flows related to these stores indicated that an impairment of the full value had occurred. As of December 31, 2000, a liability recorded in accordance with the requirements of EITF 94-3, "Liability for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" of which $1.7 million remained, consisting primarily of estimated rent to be paid on idle leased facilities and lease exit costs.

SCHEDULE II

GUESS?, INC. & SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2001, 2000, and 1999
(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions and write-offs	Balance at end of period
As of December 31, 2001
Accounts receivable	$15,811	$12,600	$(18,191)	$10,220
Royalties	841	457	—	1,298
As of December 31, 2000
Accounts receivable	$8,863	$28,811	$(21,863)	$15,811
Royalties	1,258	903	(1,320)	841
As of December 31, 1999
Accounts receivable	$7,837	$1,398	$(372)	$8,863
Royalties	3,667	1,657	(4,066)	1,258

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 29, 2002.

GUESS?, INC.

By:
/s/ MAURICE MARCIANO Maurice Marciano Co-Chairman of the Board, Co-Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAURICE MARCIANO Maurice Marciano	Co-Chairman of the Board, Co-Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ PAUL MARCIANO Paul Marciano	Co-Chairman of the Board, Co-Chief Executive Officer and Director	March 29, 2002
/s/ CARLOS ALBERINI Carlos Alberini	President, Chief Operating Officer and Director	March 29, 2002
/s/ FREDERICK G. SILNY Frederick G. Silny	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 29, 2002
/s/ ROBERT DAVIS Robert Davis	Director	March 29, 2002
/s/ ALICE KANE Alice Kane	Director	March 29, 2002
/s/ HOWARD SOCOL Howard Socol	Director	March 29, 2002
/s/ BRYAN ISAACS Bryan Isaacs	Director	March 29, 2002

EXHIBIT INDEX

Exhibit Number	Description
3.1.	Restated Certificate of Incorporation of the Registrant.(1)
3.2.	Bylaws of the Registrant.(6)
4.3.	Specimen stock certificate.(1)
10.1.	Amended and Restated Stockholders' Agreement.(2)
10.22.	1996 Equity Incentive Plan.(1)
10.23.	1996 Non-Employee Directors' Stock Option Plan.(1)
10.24.	Annual Incentive Plan.(1)
10.25.	Employment Agreement between the Registrant and Maurice Marciano.(2)
10.26.	Employment Agreement between the Registrant and Paul Marciano.(2)
10.27.	Employment Agreement between the Registrant and Armand Marciano.(2)
10.28.	Registration Rights Agreement among the Registrant and certain stockholders of the Registrant.(2)
10.29.	Indemnification Agreement among the Registrant and certain stockholders of the Registrant.(2)
10.30.	Indemnification Agreements between the Registrant and certain executives and directors.(2)
10.31.	First Amendment to Amended and Restated Shareholders' Agreement.(3)
10.33.	Amended and Restated 1996 Non-Employee Directors' Stock Option Plan, as amended through March 3, 1997.(4)
10.36.	Amendment No. 1 to The Guess?, Inc. Amended and Restated 1996 Non- Employee Directors' Stock Option Plan(5)
10.39.	Credit Agreement by and between Guess?, Inc., the Lenders and The Chase Manhattan Bank.
10.40.	Lease Agreement between Guess?, Inc. and Robert Pattillo Properties, Inc.
10.41.	Subscription Agreement between Freemark Entertainment Corporation and Guess?, Inc.
10.42.	Employment Agreement between the Registrant and Carlos Alberini.
10.43.	First Amendment to Credit Agreement among the Registrant, the Lenders and The Chase Manhattan Bank.
10.44.	Second Amendment to Credit Agreement among the Registrant, the Lenders and The Chase Manhattan Bank.(6)
*10.45.	Employment Agreement dated November 11, 2001 between Registrant and Frederick G. Silny.
*10.46.	Lease Agreement between Guess?, Inc. and MAP Properties, Ltd.
10.47.	2002 Employee Stock Purchase Plan (7)
18.0.	Letter regarding change in accounting principles.(5)
*21.1.	List of Subsidiaries.
*23.1.	Independent Accountants' Consent

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

(5)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

(6)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

(7)
Incorporated by reference from the Company's Registration Statement on Form S-8 (Registrations No. 333-81274) filed by the Company on January 23, 2002.

QuickLinks

FORM 10-K
TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10. Directors and Executive Officers
  ITEM 11. Executive Compensation and Other Information
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
  ITEM 13. Certain Relationships and Related Transactions
PART IV
  ITEM 14. Exhibits, Consolidated Financial Statement Schedule, and Reports on Form 8-K
Index to Consolidated Financial Statements and Financial Statement Schedule
INDEPENDENT AUDITORS' REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
EXHIBIT INDEX