Form 10-Q
period 2002-03-30
GUESS INC ET AL/CA/
filed 2002-05-14
CIK 912463

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 30, 2002

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

Yes ☒    No ☐

        As of May 10, 2002, the registrant had 43,616,889 shares of common stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Mar 30, 2002	Dec 31, 2001
ASSETS
Current assets:
Cash	$5,950	$14,870
Investments	20,762	18,220
Receivables, net	46,637	40,500
Inventories, net	82,202	96,105
Prepaid expenses and other current assets	8,600	8,762
Prepaid income taxes	2,490	159
Deferred tax assets	10,420	10,420

Total current assets	177,061	189,036
Property and equipment, at cost, net of accumulated depreciation and amortization	141,107	145,385
Other assets, at cost, net of accumulated amortization	28,426	28,042

Total assets	$346,594	$362,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$6,384	$7,609
Accounts payable	36,875	47,933
Accrued expenses	37,456	38,231

Total current liabilities	80,715	93,773
Notes payable and long-term debt, excluding current installments	79,990	80,119
Other liabilities	10,276	10,647

Total liabilities	170,981	184,539
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 64,134,781 and 63,954,881 shares, outstanding 43,572,889 and 43,392,989 shares at March 30, 2002 and December 31, 2001, respectively	149	147
Paid-in capital	169,482	168,100
Deferred compensation	(1,276)	(320)
Retained earnings	163,577	167,178
Accumulated other comprehensive loss	(1,585)	(2,447)
Treasury stock, 20,561,892 shares repurchased at March 30, 2002 and December 31, 2001	(154,734)	(154,734)

Net stockholders' equity	175,613	177,924

Total liabilities and stockholders' equity	$346,594	$362,463

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Mar 30, 2002	Mar 31, 2001
Net revenue
Product sales	$128,261	$160,521
Net royalties	9,918	9,595

	138,179	170,116
Cost of sales	93,063	111,412

Gross profit	45,116	58,704
Selling, general and administrative expenses	48,627	52,174
Gain on disposition of property and equipment	—	(1,063)
Restructuring and severance charges	655	401

Earnings (loss) from operations	(4,166)	7,192
Other expense (income):
Interest, net	2,264	3,198
Other, net	(29)	410

	2,235	3,608

Earnings (loss) before income taxes (benefit)	(6,401)	3,584
Income taxes (benefit)	(2,800)	1,500

Net earnings (loss)	$(3,601)	$2,084

Earnings (loss) per share:
Basic	$(0.08)	$0.05
Diluted	$(0.08)	$0.05
Weighted number of shares outstanding
Basic	43,525	43,620
Diluted	43,525	43,832

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	Mar 30, 2002	Mar 31, 2001
Cash flows from operating activities:
Net earnings (loss)	$(3,601)	$2,084
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	10,028	9,660
Amortization of other assets	21	222
Loss (gain) on disposition of property and equipment	111	(1,063)
Other items, net	(32)	992
Changes in operating assets and liabilities:
Receivables	(6,137)	(24,966)
Inventories	13,903	11,808
Prepaid expenses and current other assets	(2,169)	5,029
Accounts payable	(11,058)	(31,498)
Accrued expenses and other liabilities	(1,440)	(2,729)

Net cash used in operating activities	(374)	(30,461)

Cash flows from investing activities:
Purchases of property and equipment, net of lease incentives	(4,983)	(4,783)
Proceeds from the disposition of property and equipment	—	3,095
Net proceeds from the sale (purchases) of investments	(2,500)	57
Acquisition of license	(125)	(125)

Net cash used in investing activities	(7,608)	(1,756)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt	—	59,020
Repayment of notes payable and long-term debt	(1,355)	(31,128)
Issuance of common stock	428	221

Net cash provided by (used in) financing activities	(927)	28,113
Effect of exchange rates on cash	(11)	(89)

Net decrease in cash	(8,920)	(4,193)
Cash at beginning of period	14,870	13,332

Cash at end of period	$5,950	$9,139

Supplemental disclosures:
Cash paid during the period for:
Interest	$4,353	$5,234
Income taxes	733	410

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2002
(in thousands)

(1)  Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of March 30, 2002 and December 31, 2001, the condensed consolidated statements of operations for the quarters ended March 30, 2002 and March 31, 2001, and the condensed consolidated statements of cash flows for the quarters ended March 30, 2002 and March 31, 2001. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the quarter ended March 30, 2002 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

        The Company's quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end. The first quarter ended March 30, 2002 had 89 days compared to 90 days in the first quarter ended March 31, 2001.

        Certain reclassifications have been made to the prior years' condensed consolidated financial statements to conform to classifications used in the current year. These reclassifications had no impact on previously reported results.

(2)  Summary of Significant Accounting Policies

Earnings (Loss) Per Share

        Basic earnings (loss) per share represent net earnings (loss) divided by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share represent net earnings (loss) divided by the weighted average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. The diluted loss per share for the quarter ended March 30, 2002 was computed using the basic weighted-average number of shares outstanding and excludes 279,159 potentially dilutive shares as their effect is antidilutive when applied to losses. For the quarter ended March 31, 2001, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock. Options to purchase 1,045,829 shares of common stock at prices ranging from $7.00 to $27.31 during the first quarter ended March 31, 2001 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and therefore such options would be antidilutive.

Business Segment Reporting

        The business segments of the Company are retail, wholesale and licensing. Information relating to these segments is summarized in Note 6.

Comprehensive Income (Loss)

        Comprehensive income consists of net earnings (loss), unrealized gains (losses) on investments available for sale and foreign currency translation adjustments. A reconciliation of comprehensive income (loss) for the first quarters ended March 30, 2002 and March 31, 2001 is as follows (in thousands):

	First Quarter Ended
	Mar 30, 2002	Mar 31, 2001
Net earnings (loss)	$(3,601)	$2,084
Unrealized gain on investments, net of tax	26	396
Foreign currency translation adjustment	836	80

Comprehensive income (loss)	$(2,739)	$2,560

Newly Adopted Accounting Standards

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The adoption of this standard did not have a material impact on the Company's financial position or results from operations.

        The Company also adopted Statement of Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As a result of the adoption, the Company did not record approximately $307,000 of goodwill amortization during the first quarter ended March 30, 2002, while a comparable amount was recorded in the first quarter ended March 31, 2001.

(3)  Accounts Receivable

        Accounts receivable consists of trade receivables, net of reserves aggregating $7,130,000 and $10,220,000 at March 30, 2002 and December 31, 2001, respectively and royalty receivables, less allowance for doubtful accounts of $1,298,000 at both March 30, 2002 and December 31, 2001.

(4)  Inventories

        The components of inventories consist of the following (in thousands):

	Mar 30, 2002	Dec 31, 2001
Raw materials	$6,201	$6,784
Work in progress	2,457	2,189
Finished goods — retail	50,931	50,153
Finished goods — wholesale	22,613	36,979

	$82,202	$96,105

        At March 30, 2002 and December 31, 2001, write-downs of inventories to the lower of cost or market totaled $9.1 million and $9.8 million, respectively.

        During the first quarter of 2001, the Company decided to license its existing children's business, then produced in-house, to its licensee for its Baby Guess product line. The agreement was finalized in the second quarter of 2001 and is effective for 2002 operations. The Company recorded an inventory write-down charge of approximately $562,000 which was included in cost of sales in the first quarter of 2001. The charge relates to lower of cost or market adjustments for inventories sold below cost as a result of the decision.

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

        Net revenue and earnings (loss) from operations are summarized as follows for the quarters ended March 30, 2002 and March 31, 2001 (in thousands):

	First Quarter Ended
	Mar 30, 2002	Mar 31, 2001
Net revenue:
Retail operations	$78,866	$79,376
Wholesale operations	49,395	81,145
Licensing operations	9,918	9,595

	$138,179	$170,116

Earnings (loss) from operations:
Retail operations	$(5,933)	$(6,669)
Wholesale operations	(6,677)	5,619
Licensing operations	8,444	8,242

	$(4,166)	$7,192

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

(7)  Long-Term Debt

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

        At March 30, 2002 the Company had no outstanding borrowings under the Credit Facility, $4.3 million in outstanding standby letters of credit, $10.3 million in outstanding documentary letters of credit and approximately $80.0 million available for additional borrowings. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. At March 30, 2002, the Company is in compliance with all terms of the Credit Facility.

        Guess? Canada Corporation, a wholly owned subsidiary of the Company, ("Guess Canada") has a $17.0 million ($27.0 million Canadian dollars) short-term line of credit available to fund local operations. The credit line bears interest at the Canadian prime rate plus 1.0% and is secured by certain assets of Guess Canada. At March 30, 2002 $4.9 million was outstanding under this line. This short-term line is renewable in December 2002. Guess Canada also has a $1.4 million ($2.0 million Canadian dollars) revolving term loan that bears interest at 1.75% above the Canadian prime rate plus an amount equal to 0.5% per month of the average outstanding balance, payable on demand, but commencing January 1, 2001, by way of 24 equal consecutive minimum payments. At March 30, 2002, the full amount of the term loan was outstanding.

        The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time at par value with accrued and unpaid interest. The Company did not repurchase any of its Senior Subordinated Notes during the first quarter of 2002.

(8)  Restructuring Charge

        During the first quarter ended March 30, 2002 the Company recorded $655,000 in additional costs for estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter 2000. The Company expects to sublease these properties during the second quarter of 2002.

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

        Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the successful integration of new stores into existing operations, the continued desirability and customer acceptance of existing and future product lines, possible cancellations of wholesale orders, the success of competitive products, and the availability of adequate sources of capital. In addition to these factors, the economic and other factors identified in the Company's most recent annual report on Form 10-K for the fiscal year ended December 31, 2001, including but not limited to the risk factors discussed therein, could affect the forward-looking statements contained herein and in the Company's other public documents.

OVERVIEW

        We derive our net revenue from the sale of GUESS? men's and women's apparel and our licensees' products through our network of retail and factory outlet stores located primarily in the United States; from the sale of GUESS? men's and women's apparel worldwide to wholesale customers and distributors; and from net royalties from worldwide licensing activities; from the sale of GUESS? apparel through the retail and wholesale channels or our wholly owned Canadian subsidiary, Guess Canada Corporation ("Guess Canada"); and from the sale of GUESS? men's and women's apparel and our licensee products through our on-line store at www.guess.com.

        Unless the context indicates otherwise, when we refer to "we," "us" or the "Company" in this Form 10-Q, we are referring to GUESS?, Inc. and its subsidiaries on a consolidated basis.

        The Company's quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end. The first quarter ended March 30, 2002 had 89 days compared to 90 days in the first quarter ended March 31, 2001.

RESULTS OF OPERATIONS

        First Quarters Ended March 30, 2002 and March 31, 2001.

        NET REVENUE.    Net revenue for the first quarter ended March 30, 2002 decreased $31.9 million, or 18.8%, to $138.2 million from $170.1 million in the first quarter ended March 31, 2001.

        Net revenue from retail operations decreased slightly by $0.5 million, or 0.6%, to $78.9 million in the first quarter 2002 from $79.4 million in the first quarter 2001. Comparable store sales declined 4.2% for the first quarter 2002, however it was partially offset by sales at 11 net new stores. The retail environment continues to be adversely impacted by the highly promotional conditions and overall softness in the market.

        Net revenue from wholesale operations declined $31.7 million, or 39.1%, to $49.4 million in the first quarter ended March 30, 2002 from $81.1 million in the first quarter ended March 31, 2001. The prior year first quarter included approximately $10.5 million of kids business that is now being sold through a licensee. Excluding the kids business from the year-ago results, wholesale revenues declined by 30.1%. Net revenue from domestic and international wholesale operations decreased, for the first quarter ended March 30, 2002, by $31.5 million to $34.4 million and by $0.2 million to $15.0 million, respectively. Domestic wholesale net revenue decreased as department store buyers continue to be very conservative on inventory levels in response to the difficult retail market. International wholesale operations net revenue declined primarily as a result of decreased sales in Asia during the first three months of 2002.

        Net royalty revenue for the first quarter of 2002 was $9.9 million compared to $9.6 million for the first quarter of 2001. Royalty revenue improved with the addition of the kids license, partially offset by reduced royalties from some international licensees, particularly in Asia.

        GROSS PROFIT.    Gross profit decreased $13.6 million, or 23.2%, to $45.1 million in the first quarter ended March 30, 2002 from $58.7 million in the first quarter ended March 31, 2001. Gross profit for the retail segment improved during the first quarter of 2002 compared to the same prior year quarter reflecting an improved inventory position at retail and lower markdowns. Offsetting the gains realized by the retail segment was a decrease in gross profit in the wholesale segment. Lower wholesale revenues and the Company's decision to clear more inventory through the wholesale off-price channel at a small loss adversely impacted the wholesale gross profit.

        Gross margin (gross profit as a percentage of total net revenue) decreased to 32.7% in the first quarter of 2002 from 34.5% in the first quarter of 2001. Gross margin from product sales decreased to 27.4% in the first quarter of 2002 from 30.6% in the first quarter of 2001. The decrease in gross margin from product sales was impacted by lower wholesale margin, partially offset by improved margins in retail. Gross margin in the retail segment improved as a result of lower markdowns at the stores reflecting an improved inventory position, partially offset by higher occupancy costs due to the lower sales productivity of new and existing stores. Gross margins in the wholesale segment were negatively impacted by sales to the off-price channel at prices below cost.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative ("SG&A") expenses decreased $3.5 million, or 6.8%, to $48.6 million, or 35.2% of net revenues in the first quarter of 2002 compared to $52.2 million, or 30.7% of net revenue, in the first quarter of 2001. The reduction of SG&A expenses during the first quarter of 2002 is the result of on-going cost containment initiatives in all operating segments of the business, partially offset by costs to operate new stores opened during the past year. SG&A expenses as a percent of net revenue increased due to lower wholesale revenues as a percentage of fixed costs in both the retail and wholesale segments.

        RESTRUCTURING AND SEVERANCE CHARGES.    During the first quarter ended March 30, 2002, the Company recorded an additional $655,000 of costs for estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter of 2000. The Company expects to sublease these properties during the second quarter of 2002.

        During the first quarter ended March 31, 2001, the Company recorded a restructuring charge of $401,000 related to severance payments for 110 employees to streamline the corporate structure, consolidate operations and reduce the workforce.

        EARNINGS (LOSS) FROM OPERATIONS.    The loss from operations was $4.2 million, in the first quarter of 2002 compared to earnings from operations of $7.2 million, in the first quarter of 2001. Excluding the restructuring and severance charges of $655,000 in the first quarter of 2002, the loss from operations would have been $3.5 million. The retail segment recorded a loss from operations of $5.9 million in the first quarter of 2002 versus a loss from operations of $6.7 million during the same quarter in 2001. Excluding the retail segment's restructuring and severance charges of $655,000, the retail loss from operations would have been $5.3 million. The improved performance in the retail segment is due to improvements in Canada's retail business and improved gross margin performance in the domestic retail operations. The wholesale segment recorded a loss from operations of $6.7 million in the first quarter ended March 30, 2002, compared to earnings from operations of $5.6 million in the first quarter ended March 31, 2001. The decline in operating earnings is attributable to lower shipments to wholesale customers and higher sales to the off-price channel at a small loss in an effort to keep inventories clean. Earnings from operations for the licensing segment increased slightly to $8.4 million in the first quarter of 2002 from $8.2 million in the first quarter of 2001.

        INTEREST EXPENSE, NET.    Net interest expense decreased by $0.9 million, or 28.1% to $2.3 million in the first quarter ended March 30, 2002, from $3.2 million for the same period in 2001. The decrease is due to lower outstanding debt and lower interest rates during the 2002 first quarter. Total debt at March 30, 2002, was $86.4 million, which included $79.6 million of the Company's senior subordinated notes due 2003 and $6.8 million of bank debt primarily related to Guess Canada. On a comparable basis and excluding Guess Canada, the average debt balance for the first quarter of 2002 was $79.6 million, with an average effective interest rate of 9.1%, versus an average debt balance of $125.2 million, with an average effective interest rate of 8.7%, for the first quarter of 2001.

        INCOME TAXES.    Income tax benefit for the quarter ended March 30, 2002 was $2.8 million, or a 43.7% effective tax rate, compared to a provision of $1.5 million, or a 41.9% effective tax rate, in the quarter ended March 31, 2001. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

        NET EARNINGS (LOSS).    Net earnings (loss) decreased by $5.7 million to a net loss of $3.6 million, in the first quarter ended March 30, 2002, from $2.1 million in the first quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        In December 1999, the Company entered into a $125 million Credit Agreement which was amended on March 27, 2001, and on November 5, 2001, and which expires on October 31, 2002 (the "Credit Facility"). The November 5, 2001, amendment, which was effective September 29, 2001, reduced the total amount available under the Credit Facility to $100 million and revised certain terms and conditions, including modifications to the financial covenants. The Credit Facility provides the Company with a revolving credit line including a $50 million sub-limit for letters of credit. Amounts available for borrowings under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory and accounts receivable. The Company, with certain restrictions, may elect either a U.S. based interest rate (the "ABR Rate") or a Eurodollar interest rate (the "Eurodollar Rate") for borrowings under the Credit Facility. If the Company elects the ABR Rate, borrowings bear interest at (a) a base U.S. interest rate, as defined in the Credit Facility (generally, the greater of a prime rate, a base rate for certificates of deposits plus 100 basis points and the federal funds effective rate plus 50 basis points), plus (b) a margin of between 100 and 175 basis points. If the Company elects the Eurodollar Rate, borrowings bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin of between 200 and 275 basis points. Commitment fees for unused borrowings under the Credit Facility range from between 56.25 basis points and 66.7 basis points. At

March 30, 2002, the Company had no outstanding borrowings under the Credit Facility, $4.3 million in outstanding standby letters of credit, $10.3 million in outstanding documentary letters of credit and approximately $80.0 million available for additional borrowings. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. At March 30, 2002, the Company is in compliance with all the terms of the Credit Facility.

        During the first quarter of 2002, the Company relied on trade credit and internally generated funds to finance its operations and expansion. Net cash used in operating activities was $0.4 million for the first three months of March 30, 2002 compared to $30.5 million of cash used in operating activities in the first quarter of 2001. The $30.1 million improvement in 2001 was primarily attributable to lower inventory and accounts receivables, partially offset by lower accounts payables at March 30, 2002 compared to March 31, 2001. At March 30, 2002, the Company had working capital of $96.3 million compared to $95.3 million at December 31, 2001.

        Guess? Canada Corporation ("Guess Canada") has a $17.0 million ($27.0 million Canadian dollars) short-term line of credit available to fund operations. The credit line bears interest at the Canadian prime rate plus 1.0% and is secured by certain assets of Guess Canada. At March 30, 2002, $4.9 million was outstanding under this line. This short-term line is renewable in December 2002. Guess Canada also has a $1.4 million ($2.0 million Canadian dollars) revolving term loan that bears interest at 1.75% above the Canadian prime rate plus an amount equal to 0.5% per month of the average outstanding balance, payable on demand, but commencing January 1, 2001, by way of 24 equal consecutive minimum payments. At March 30, 2002, the full amount of the term loan was outstanding.

        Capital expenditures, net of lease incentives granted, totaled $5.0 million in the first quarter of 2002, compared to $4.8 million in the same period last year. The increase in capital expenditures was primarily attributable to investments in information systems and more store remodels as compared to the first quarter of 2001. The Company's capital expenditures planned for 2002 is approximately $25 million, primarily for retail store expansion, including our expansion in Canada, store remodelings, investments in information systems and enhancements and other infrastructure.

        The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures and interest on its senior subordinated notes, primarily with cash flow from operations and supplemented by borrowings under the Company's credit facilities. The Company intends to obtain a new credit facility during the current fiscal year as its current Credit Facility expires in October 2002. The Company is also evaluating alternative options to refinance the Senior Subordinated Notes due in 2003.

        In January 2002, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the Securities and Exchange Commission Form S-8 registering 2,000,000 shares of common stock for the ESPP. No shares of common stock were purchased pursuant to the ESPP during the first quarter ended March 30, 2002.

WHOLESALE BACKLOG

        We generally receive wholesale orders approximately 90 to 120 days prior to the time the products are to be delivered to department and specialty stores. As of April 28, 2002 unfilled wholesale orders decreased 53.7% to $66.9 million from $144.3 million at April 29, 2001. The prior year backlog includes approximately $16.5 million of kids business which is being sold by a licensee effective January 1, 2002. Excluding the kids business, the backlog decrease was 47.7%. The shift of the women's market from April in the prior year, to June in the current year also adversely impacted the current year backlog as compared to the same prior year period. The backlog of wholesale orders is affected by various factors including seasonality and the scheduling of manufacturing and shipment of product which varies at any given time. Accordingly, a comparison of backlogs of wholesale orders from period to period may not be indicative of eventual actual shipments.

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

CRITICAL ACCOUNTING POLICIES

        The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an ongoing basis including those related to the valuation of inventories, accounts receivable allowances, the useful life of assets for depreciation, restructuring expense and accruals, evaluation of impairment, recoverability of deferred taxes and evaluation of net recoverable amounts and accruals for the sublet of certain lease obligations. The Company believes that of its significant accounting policies the following may involve a higher degree of judgment and complexity.

Valuation of goodwill, intangible and other long-lived assets:

        The Company periodically assesses the impairment of its long-lived assets which requires the Company to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset's ability to continue to generate income from operations and positive cash flow in future periods or significant changes in its strategic business objectives and utilization of the assets. If the assets are assessed to be recoverable, they are amortized over the periods benefited. If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Litigation reserves:

        Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on the remaining pending litigation is uncertain. As such, the Company is unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation. As additional information becomes available, the Company will assess the potential liability related to pending litigation and revise estimates. Such revisions in estimates of the potential liability could materially impact the results of operations and financial position.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The Company receives United States dollars ("USD") for substantially all of product sales and licensing revenues. Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the cost of goods in the future. In addition, royalties received from international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to us in USD. During the last three fiscal years, exchange rate fluctuations have not had a material impact on inventory costs.

        The Company may enter into derivative financial instruments, including forward exchange contracts, to manage exchange risk on foreign currency transactions. These financial instruments can be used to protect the Company from the risk that the eventual net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Changes in the fair value of derivative financial instruments are either recognized periodically through the income statement or through stockholders' equity as a component of comprehensive income or loss. The classification depends on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives designated as fair value hedges are matched in the income statement against the respective gain or loss relating to the hedged items. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income or loss net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are currently reported in income. The implementation of this standard did not have a significant impact on the financial statements.

Forward Exchange Contracts	U.S. Dollar Equivalent	Maturity Date	Fair Value in U.S. Dollars At March 30, 2002
Canadian dollars	$1,000,000	March 15, 2002 to April 15, 2002	$992,125
Canadian dollars	1,000,000	April 15, 2002 to May 15, 2002	1,017,515
Canadian dollars	1,000,000	June 3, 2002 to June 28, 2002	1,017,704
Canadian dollars	1,000,000	June 14, 2002 to July 15, 2002	1,000,882
Canadian dollars	1,000,000	July 2, 2002 to July 31, 2002	997,984
Canadian dollars	1,000,000	August 1, 2002 to August 31, 2002	997,669

        Based upon the rates at March 30, 2002 the cost to buy the equivalent U.S. dollars discussed above was approximately $9.5 million Canadian currency.

        At March 30, 2002 approximately 92.1% of the Company's indebtedness contained a fixed interest rate of 9.5%. Substantially all of the Company's remaining indebtedness, including borrowings under its $100 million Credit Facility, is at variable rates of interest. Accordingly, changes in interest rates may impact the Company's results of operations in future periods. A 100 basis point change in interest rate is not expected to significantly impact the Company's operating results.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        On approximately January 15, 1999, UNITE filed an unfair labor practice charge against the Company, alleging that attorney Dennis Hershewe violated Section 8(a)(1) of the National Labor Relations Act ("the Act") by questioning GUESS?'s employee Maria Perez about her union activities at the deposition he conducted in her workers' compensation case. Mr. Hershewe represents Fireman's Fund Insurance Company, the Company's workers' compensation insurance carrier. GUESS? investigated the charge and responded to it on March 10, 1999. The NLRB issued a complaint on part of the charge on October 14, 1999, and the Company filed an answer on October 21, 1999. On July 6, 2000, the complaint was dismissed in its entirety. The NLRB appealed the decision and both sides submitted briefs in September of 2000. A decision on the appeal is pending.

        On June 9, 1999, the Company commenced a lawsuit in the Los Angeles County Superior Court against Kyle Kirkland, Kirkland Messina LLC, and CKM Securities (collectively "Kirkland") for tortious interference, unfair competition, fraud and related claims. This action arises out of alleged misrepresentations and omissions of material fact made by Kirkland in connection with the operations and financial performance of Pour Le Bebe, Inc., a former licensee ("PLB"). Following Kirkland's efforts to compel arbitration of this matter, on March 29, 2000, the California Court of Appeal determined that the action will proceed in court. After unsuccessfully requesting reconsideration before the appellate court, Kirkland sought review before the California Supreme Court. Kirkland's petition for review to the California Supreme Court was denied on July 12, 2000. This matter has now been remitted back to the state court, where discovery is almost completed. A trial date has been set for July 17, 2002.

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

        On January 30, 2001, Guess?, Inc., Maurice Marciano, Armand Marciano, Paul Marciano, and Brian Fleming were named as defendants in a securities class action entitled David Osher v. Guess?, Inc., et al., filed in the United States District Court for the Central District of California. Seven additional class actions have been filed in the Central District, naming the same defendants: Robert M. Nuckols v. Guess?, Inc. et al., Brett Dreyfuss v. Guess?, Inc. et al., both filed February 1, 2001; Jerry Sloan v. Guess?, Inc., et al., filed February 6, 2001; Jerry Byrd v. Guess?, Inc., et al; filed February 13, 2001; Patrick and Kristine Liska v. Guess?, Inc., et al, filed February 14, 2001; Darrin Wegman v. Guess?, Inc., et al., filed February 22, 2001; and Rosie Gindie v. Guess?, Inc., et al., filed February 22, 2001. All eight complaints purport to state claims under Section 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 and allege that defendants made materially false and misleading statements relating to the Company's inventory and financial condition during the class period. In Osher, Nuckols, Byrd, Wegman and Sloan, the class period is February 14, 2000 through January 26, 2001; in Dreyfuss, Liska and Gindie the class period is February 14, 2000 through November 9, 2000. On April 25, 2001, the court entered an order consolidating all of the eight class actions, captioned In re Guess, Inc. Securities Litigation. The lead plaintiff for the class is the Policeman and Fireman's Retirement System of the City of Detroit. On July 9, 2001, the plaintiff filed a consolidated amended class action complaint. The Company's motion to dismiss was granted, with leave to amend, on November 29, 2001. On March 14, 2002, the court issued orders dismissing all eight class action cases without prejudice.

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

        On May 7, 2001, a complaint was filed by Suzanne Bell, derivatively on behalf of nominal defendant Guess?, Inc. against Maurice Marciano, Paul Marciano, Armand Marciano, Alice Kane, Robert Davis, Howard Socol, Bryan Isaacs and Brian Fleming, in the United States District Court for the Central District of California. The complaint alleges corporate mismanagement, insider trading and other purported breaches of fiduciary duty by the Company and its Board of Directors. On July 5, 2001, the court stayed the action pursuant to stipulation of the parties pending the outcome of the Goldman derivative action. As a result of the dismissal of the Goldman derivative action on February 12, 2002, the stay expired. The parties subsequently stipulated to a dismissal which was approved by the court on March 28, 2002.

        The Company cannot predict the outcome of these matters. The Company believes the outcome of one or more of the above cases could have a material adverse effect on the results of operations or financial condition.

        Most major corporations, particularly those operating retail businesses, become involved from time to time in a variety of employment-related claims and other matters incidental to their business in addition to those described above. In the opinion of the Company's management, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on the results of operations or financial condition.

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

GUESS?, INC.

Date: May 14, 2002	By:	/s/ CARLOS ALBERINI Carlos Alberini President, Chief Operating Officer and Director

Date: May 14, 2002	By:	/s/ FREDERICK G. SILNY Frederick G. Silny Senior Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

GUESS?, INC. FORM 10-Q TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
GUESS?, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 30, 2002 (in thousands)
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
  PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
  SIGNATURES