Form 10-Q
period 2002-06-29
GUESS INC ET AL/CA/
filed 2002-08-13
CIK 912463

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 29, 2002

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

Yes ☒    No ☐

        As of July 31, 2002, the registrant had 43,683,220 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 29, 2002	Dec 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$27,133	$31,870
Receivables, net	33,930	40,500
Inventories, net	87,222	96,105
Prepaid expenses and other current assets	9,724	9,982
Prepaid income taxes	8,026	159
Deferred tax assets	10,420	10,420

Total current assets	176,455	189,036
Property and equipment, at cost, less accumulated depreciation and amortization	137,378	145,385
Other assets, at cost, net of accumulated amortization	28,847	28,042

Total assets	$342,680	$362,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$6,837	$7,609
Accounts payable	42,391	47,933
Accrued expenses	33,397	38,231

Total current liabilities	82,625	93,773
Notes payable and long-term debt, excluding current installments	79,933	80,119
Other liabilities	10,424	10,647

Total liabilities	172,982	184,539
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 64,245,112 and 63,954,881 shares, outstanding 43,683,220 and 43,392,989 shares at June 29, 2002 and December 31, 2001, respectively	150	147
Paid-in capital	170,295	168,100
Deferred compensation	(1,280)	(320)
Retained earnings	157,145	167,178
Accumulated other comprehensive loss	(1,878)	(2,447)
Treasury stock, 20,561,892 shares repurchased at June 29, 2002 and December 31, 2001	(154,734)	(154,734)

Net stockholders' equity	169,698	177,924

Total liabilities and stockholders' equity	$342,680	$362,463

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net revenue
Product sales	$112,996	$143,113	$241,257	$303,634
Net royalties	6,793	8,606	16,711	18,201

	119,789	151,719	257,968	321,835
Cost of sales	79,381	100,003	172,444	211,415

Gross profit	40,408	51,716	85,524	110,420
Selling, general and administrative expenses	49,847	46,116	98,474	98,290
Gain on disposition of property and equipment	—	—	—	(1,063)
Restructuring and severance charges	—	—	655	401

Earnings (loss) from operations	(9,439)	5,600	(13,605)	12,792
Other (income) expense:
Interest expense, net	2,175	2,964	4,439	6,162
Other, net	(647)	72	(676)	482

	1,528	3,036	3,763	6,644
Earnings (loss) before income taxes (benefit)	(10,967)	2,564	(17,368)	6,148
Income taxes (benefit)	(4,535)	1,100	(7,335)	2,600

Net earnings (loss)	$(6,432)	$1,464	$(10,033)	$3,548

Net earnings (loss) per share:
Basic	$(0.15)	$0.03	$(0.23)	$0.08
Diluted	$(0.15)	$0.03	$(0.23)	$0.08
Weighted average shares outstanding:
Basic	43,629	43,836	43,578	43,831
Diluted	43,629	43,955	43,578	43,992

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 29, 2002	June 30, 2001
Cash flows from operating activities:
Net earnings (loss)	$(10,033)	$3,548
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	20,178	19,488
Amortization of other assets	52	491
Net (gain) loss on disposition of property and equipment	491	(1,063)
Other items, net	(1,264)	302
Changes in operating assets and liabilities:
Receivables	6,570	(7,923)
Inventories	8,883	13,293
Prepaid expenses and other assets	(7,609)	5,151
Accounts payable	(5,542)	(38,439)
Accrued expenses and other liabilities	(6,137)	(4,518)

Net cash provided by (used in) operating activities	5,589	(9,670)

Cash flows from investing activities:
Purchases of property and equipment, net of lease incentives	(10,433)	(9,710)
Proceeds from the disposition of property and equipment	—	3,095
Net proceeds from the sale of investments	—	58
Acquisition of license	(250)	(250)

Net cash used in investing activities	(10,683)	(6,807)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt	—	97,280
Repayments of notes payable and long-term debt	(958)	(86,908)
Issuance of common stock	1,238	590
Purchase of treasury stock	—	(451)

Net cash provided by financing activities	280	10,511
Effect of exchange rates on cash	77	2

Net decrease in cash and cash equivalents	(4,737)	(5,964)
Cash and cash equivalents at beginning of period	31,870	13,332

Cash and cash equivalents at end of period	$27,133	$7,368

Supplemental disclosures:
Cash paid during the period for:
Interest	$4,743	$6,930
Income taxes	1,552	4,050

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2002
(dollars in thousands, except per share amounts)

(1)  Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of June 29, 2002 and December 31, 2001, the condensed consolidated statements of operations for the three and six months ended June 29, 2002 and June 30, 2001, and the condensed consolidated statements of cash flows for the six months ended June 29, 2002 and June 30, 2001. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the three and six months ended June 29, 2002 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

        The Company's quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end. This did not have an impact for the second quarter of 2002 compared to 2001; however, this resulted in 180 days for the six months ended June 29, 2002 compared to 181 days for the six months ended June 30, 2001.

        Certain reclassifications have been made to the prior years' condensed consolidated financial statements to conform to classifications used in the current year. These reclassifications had no impact on previously reported results.

(2)  Summary of Significant Accounting Policies

Earnings (Loss) Per Share

        Basic earnings (loss) per share represent net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represent net earnings (loss) divided by the weighted average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. The diluted loss per share for the three and six-months ended June 29, 2002 was computed using the basic weighted-average number of shares outstanding and excludes 2,695,208 and 2,488,601 dilutive shares, respectively, as their effect is antidilutive when applied to losses. For the three and six-month periods ended June 30, 2001, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock. Options to purchase 1,206,256 shares of common stock at prices ranging from $6.38 to $27.31 per share during the three months ended June 30, 2001 and options to purchase 1,121,882 shares of common stock at prices ranging from $7.00 to $27.31 during the six months ended June 30, 2001 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and therefore such options would be antidilutive.

Business Segment Reporting

        The business segments of the Company are retail, wholesale and licensing. Information relating to these segments is summarized in Note 6.

Comprehensive Income (Loss)

        Comprehensive income consists of net earnings (loss), unrealized gains (losses) on investments available for sale and foreign currency translation adjustments. A reconciliation of comprehensive income (loss) for the three and six-month periods ended June 29, 2002 and June 30, 2001 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net earnings (loss)	$(6,432)	$1,464	$(10,033)	$3,548
Unrealized gain (loss) on investments, net of tax	(216)	126	(190)	522
Foreign currency translation adjustment	(77)	(390)	759	(310)

Comprehensive income (loss)	$(6,725)	$1,200	$(9,464)	$3,760

New Accounting Standards

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

        The Company also adopted Statement of Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As a result of the adoption of this standard, the Company did not record approximately $307,000 and $609,000 of goodwill amortization during the three and six-months ended June 29, 2002, respectively, while a comparable amount was recorded in the three and six-months ended June 29, 2001.

        In November 2001, the Emerging Issues Task Force ("EITF") issued EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer," which is effective for the first quarter beginning after December 31, 2001. EITF 01-9 requires certain consideration given by and to vendors or a customer be presented as a reduction of revenues rather than as a cost or an expense. The adoption of EITF 01-9 did not have a material impact on the Company's financial position or results from operations.

        On July 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results from operations.

(3)  Accounts Receivable

        Accounts receivable consists of trade receivables, net of reserves aggregating $5,851,000 and $10,220,000, at June 29, 2002 and December 31, 2001, respectively and royalty receivables, less allowance for doubtful accounts of $1,013,000 and $1,298,000, at June 29, 2002 and December 31, 2001, respectively.

(4)  Inventories

        The components of inventories consist of the following (in thousands):

	June 29, 2002	Dec 31, 2001
Raw materials	$5,617	$6,784
Work in progress	3,574	2,189
Finished goods—wholesale	29,989	36,979
Finished goods—retail	48,042	50,153

	$87,222	$96,105

        As of June 29, 2002 and December 31, 2001, reserves to write-down inventories to the lower of cost or market totaled $9.1 million and $9.8 million, respectively.

        During the first quarter of 2001, the Company decided to license its existing children's business, then produced in-house, to its licensee for its Baby Guess product line. The agreement was finalized in the second quarter of 2001 and is effective in 2002. The Company recorded a write-down charge of approximately $562,000 which was included in cost of sales in the first quarter of 2001. The charge relates to lower of cost or market adjustments for inventories sold below cost as a result of the decision to license this product line.

(5)  Income taxes

        Income taxes (benefit) for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(6)  Segment Information

        The Company's reportable business segments and respective accounting policies of the segments are the same as those described in Note 2. Management evaluates segment performance based primarily on revenue and earnings (loss) from operations. Interest income and expense are evaluated on a consolidated basis and are not allocated to the Company's business segments.

        Net revenue and earnings (loss) from operations are summarized as follows for three and six-month periods ended June 29, 2002 and June 30, 2001 (in thousands):

	Three Months Ended		Six Months Ended
	Jun. 29, 2002	Jun. 30, 2001	Jun. 29, 2002	Jun. 30, 2001
Net revenue:
Retail operations	$79,892	$83,176	$158,758	$162,552
Wholesale operations	33,104	59,937	82,499	141,082
Licensing operations	6,793	8,606	16,711	18,201

	$119,789	$151,719	$257,968	$321,835

Earnings (loss) from operations:
Retail operations	$(3,459)	$(1,085)	$(9,392)	$(7,754)
Wholesale operations	(11,261)	(508)	(17,937)	5,110
Licensing operations	5,281	7,193	13,724	15,436

	$(9,439)	$5,600	$(13,605)	$12,792

        Due to the seasonal nature of these business segments, especially retail operations, the above net revenue and operating results for the three and six months ended June 29, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year.

(7)  Long-Term Debt

        In December 1999, the Company entered into a $125 million Credit Agreement that was subsequently reduced to $100 million. This Credit Agreement amended on March 27, 2001, November 5, 2001, and June 28, 2002 and expires on October 31, 2002 (the "Credit Facility"). The June 28, 2002 amendment revised certain terms and conditions of the Credit Facility, including modifications to the financial covenants. The Credit Facility provides the Company with a revolving credit line of $100 million, including a $50 million sub-limit for letters of credit. Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory and accounts receivable. The Company, with certain restrictions, may elect either a U.S. based interest rate (the "ABR Rate") or a Eurodollar interest rate (the "Eurodollar Rate") for borrowings under the Credit Facility. If the Company elects the ABR Rate, borrowings bear interest at (a) a base U.S. interest rate, as defined in the Credit Facility (generally, the greater of a prime rate, a base rate for certificates of deposits plus 100 basis points and the federal funds effective rate plus 50 basis points), plus (b) a margin of between 100 and 175 basis points. If the Company elects the Eurodollar Rate, borrowings bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin of between 200 and 275 basis points. Commitment fees for unused borrowings under the Credit Facility range from between 56.25 basis points to 66.7 basis points.

        At June 29, 2002 the Company had no outstanding borrowings under the Credit Facility, $5.3 million in outstanding standby letters of credit and $19.2 million in outstanding documentary letters of credit. Based on the terms of the Credit Facility, the Company had approximately $60.0 million available for additional borrowings at June 29, 2002. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. At June 29, 2002, the Company was in compliance with all terms of the Credit Facility.

        Guess? Canada Corporation, a wholly owned subsidiary of the Company, ("Guess Canada") has a $17.8 million ($27.0 million Canadian dollars) short-term line of credit available to fund local operations. The credit line bears interest at the Canadian prime rate plus 1.0% and is secured by certain assets of Guess Canada. At June 29, 2002, $5.7 million was outstanding under this line. This short-term line is renewable in December 2002. Guess Canada also has a $1.3 million ($2.0 million Canadian dollars) revolving term loan that bears interest at 1.75% above the Canadian prime rate plus an amount equal to 0.5% per month of the average outstanding balance, payable on demand, but commencing January 1, 2001, by way of 24 equal consecutive minimum payments. At June 29, 2002, $1.1 million of the term loan was outstanding.

        The Company has outstanding 9.5% Senior Subordinated Notes due in August 2003 ("Senior Subordinated Notes") which are redeemable at the option of the Company, in whole or in part, at any time at par value with accrued and unpaid interest. The Company did not repurchase any of its Senior Subordinated Notes during the three or six-month periods ended June 29, 2002.

(8)  Employee Stock Purchase Plan

        In January 2002, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP is a straight purchase plan and is not subject to any holding period, however all Company employees are subject to the terms of the Company's securities trading policy which generally prohibits the purchase or sale of any Company securities during the two weeks before the end of each fiscal quarter through the public announcement by the Company of its earnings for that period. On January 23, 2002, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.

        During the three months ended June 29, 2002, the Company issued 25,574 shares of the Company's common stock at $5.55 per share.

(9)  Restructuring Charge

        During the first quarter ended March 30, 2002 the Company recorded $655,000 in additional costs for estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter 2000. These properties were sublet in the second quarter of 2002.

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

OVERVIEW

        We derive our net revenue from the sale of GUESS? men's and women's apparel and our licensees' products through our network of retail and factory outlet stores located primarily in the United States; from the sale of GUESS? men's and women's apparel worldwide to wholesale customers and distributors; from net royalties from worldwide licensing activities; from the sale of GUESS? apparel through retail and wholesale channels of our wholly owned Canadian subsidiary, Guess Canada Corporation ("Guess Canada"); and from the sale of GUESS? men's and women's apparel and our licensee products through our on-line store at www.guess.com.

        Unless the context indicates otherwise, when we refer to "we," "us" or the "Company" in this Form 10-Q, we are referring to GUESS?, Inc. and its subsidiaries on a consolidated basis.

        The Company's quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end. This did not have an impact for the second quarter of 2002 compared to 2001; however, this resulted in 180 days for the six months ended June 29, 2002 compared to 181 days for the six months ended June 30, 2001.

RESULTS OF OPERATIONS

        Three and Six Months Ended June 29, 2002 and June 30, 2001.

        NET REVENUE.    Net revenue for the three months ended June 29, 2002 decreased $31.9 million, or 21.0%, to $119.8 million from $151.7 million in the three months ended June 30, 2001.

        For the second quarter of 2002 net revenue from retail operations decreased 4.0% to $79.9 million from $83.2 million in the second quarter of 2001. Continued weakness in the retail environment, as well as a reduction of clearance activity in the current period, contributed to a comparable store sales decrease of 7.4% during the second quarter of 2002.

        Net revenue from wholesale operations declined $26.8 million, or 44.7%, to $33.1 million in the second quarter ended June 29, 2002 from $59.9 million in the second quarter ended June 30, 2001. The second quarter of 2001 included approximately $7.3 million of revenues derived from the kids business, which is now sold through a licensee. $6.6 million of this amount was sold to domestic wholesale customers and $0.7 million of this amount was sold to international wholesale customers. Excluding the kids business from the year-ago quarterly results, wholesale revenues declined by $19.5 million or 37.1%. Excluding the kids business, domestic wholesale net revenues decreased in the second quarter of 2002 by $17.3 million, or 41.8%, to $24.1 million. Excluding the kids business, international wholesale net revenues decreased by $2.2 million, or 19.6%, to $9.0 million for the second quarter of 2002. The decrease in the current year second quarter domestic wholesale revenues is attributable to lower sales to department and specialty stores as buyers continue to be conservative on inventory levels in response to the weak retail market. Increased markdown allowances also contributed to the lower domestic wholesale revenues in the 2002-second quarter. International wholesale revenues were also adversely impacted from a weak retail environment, particularly in Asia.

        Net royalty revenue decreased $1.8 million, or 20.9%, to $6.8 million in the second quarter of 2002 from $8.6 million in the second quarter of 2001. The decrease in net royalty revenue is the result of the weaker domestic market and the completion of certain scheduled installment payments in 2001 by a licensee related to the grant of license rights.

        Net revenue for the six-month period ended June 29, 2002 decreased $63.8 million, or 19.8%, to $258.0 million from $321.8 million in the six-month period ended June 30, 2001, primarily due to the decline in the wholesale segment.

        Net revenue from retail operations decreased 2.3% to $158.8 million for the first six months of 2002 from $162.5 million for the first six months of 2001. Comparable store sales declined 5.8% for the six-month period ended June 29, 2002. Although the Company benefited from sales from 12 net new stores opened since June 30, 2001, the performance of these stores did not offset the decline in comparable store sales.

        Net wholesale revenue declined $58.6 million, or 41.5%, to $82.5 million in the six months ended June 29, 2002 compared to $141.1 million in the same period in 2001. The first six months of 2001 included approximately $16.2 million of kids business that is now sold through a licensee. Excluding the kids business, wholesale revenues declined by $42.4 million or 33.9%. During the six months ended June 29, 2002, domestic wholesale net revenue decreased $55.4 million, or 48.6%, to $58.5 million. Excluding the kids business, domestic wholesale net revenues decreased by $40.8 million, or 41.1%, to $58.5 million. Lower shipments to department stores and specialty stores and higher markdown allowances adversely impacted net domestic wholesale revenues in the current year six-month period. International wholesale net revenues declined $3.2 million, or 11.8%, during the six months ended June 29, 2002, from $27.2 million in the same period a year ago. Excluding the kids business, international wholesale net revenues decreased by $1.6 million, or 6.2%, to $24.0 million from the same period a year ago. International wholesale revenues were adversely impacted from a weak retail environment, particularly in Asia.

        Net royalty revenue for the six-month period ended June 29, 2002 decreased by $1.5 million, or 8.2%, to $16.7 million compared to $18.2 million during the same period in 2001. The decrease in net royalty revenue is the result of the weaker domestic market and the completion of certain scheduled installment payments in 2001 by a licensee related to the grant of license rights.

        GROSS PROFIT.    Gross profit decreased $11.3 million, or 21.9%, to $40.4 million in the three months ended June 29, 2002 from $51.7 million in the comparable 2001 period. Gross profit for the retail segment was flat in the second quarter of 2002 compared to the second quarter of 2001 reflecting the impact of lower sales, offset by improved margins as a result of the continued improved inventory position and lower markdowns. Gross profit in the wholesale segment declined due to lower sales, higher allowances and increased losses on off-price sales. The decline in net royalties also reduced gross profit, as royalties have no associated cost of sales.

        Gross margin (gross profit as a percentage of total net revenue) decreased to 33.7% in the second quarter of 2002 from 34.1% in the second quarter of 2001. Gross margin from product sales decreased to 29.7% in the second quarter ended June 29, 2002 from 30.1% in the second quarter ended June 30, 2001. The decrease in gross margin was mainly attributable to lower wholesale margin, partially offset by improved margins in retail. Gross margin in the retail segment continued to improve as a result of lower markdowns at the stores reflecting an improved inventory position, partially offset by higher occupancy costs due to the lower sales productivity of new and existing stores. Gross margin in the wholesale segment was negatively impacted by higher allowances and increased losses on off-price sales.

        Gross profit declined $24.9 million, or 22.6%, to $85.5 million for the six months ended June 29, 2002 from $110.4 million for the six months ended June 30, 2001. The decrease in gross profit during the six-month period ended June 30, 2001 primarily resulted from lower product sales, a decline in net royalties and a lower gross profit margin.

        Gross margin decreased during the six months ended June 29, 2002 to 33.2% from 34.3% during the same period in 2001. Higher gross margin in the retail segment was offset by lower margins in the wholesale segment as a result of higher allowances and increased losses on off-price sales. Lower net royalty revenue also contributed to the decline in gross margin for the first six months of 2002.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative ("SG&A") expenses increased $3.7 million, or 8.0%, to $49.8 million in the second quarter of 2002 compared to $46.1 million in the second quarter of 2001. As a percentage of net revenue, SG&A expenses increased to 41.6% in the second quarter of 2002 from 30.4% in the second quarter of 2001. The increase in SG&A expenses is mainly the result of higher advertising and increased store selling costs, primarily related to new stores.

        SG&A expenses increased 0.2% to $98.5 million, or 38.2% of net sales, in the first half of 2002 as compared to $98.3 million, or 30.5% of net sales, in the first half of 2001.

        RESTRUCTURING AND SEVERANCE CHARGES.    During the first quarter ended March 30, 2002, the Company recorded an additional $655,000 of costs for estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter of 2000. These properties were sublet during the second quarter of 2002.

        During the first quarter ended March 31, 2001, the Company recorded a restructuring charge of $401,000 related to severance payments for 110 employees to streamline the corporate structure, consolidate operations and reduce the workforce.

        EARNINGS (LOSS) FROM OPERATIONS.    The loss from operations was $9.4 million, in the second quarter of 2002 compared to earnings from operations of $5.6 million, in the second quarter of 2001. The retail segment recorded a loss from operations of $3.4 million in the second quarter of 2002 versus a loss from operations of $1.1 million during the same quarter in 2001. The decline in earnings from the retail segment is principally due to a decrease in comparable store sales of 7.4% for the second quarter of 2002 and costs related to operating new stores. The wholesale segment recorded a loss from operations of $11.3 million in the second quarter ended June 29, 2002 compared to a loss from operations of $0.5 million in the second quarter ended June 30, 2001. Lower wholesale segment earnings reflect the weak retail environment which resulted in lower shipments to department and specialty store customers, higher markdown allowances and increased losses on off-price sales. Earnings from operations for the licensing segment decreased to $5.3 million in the second quarter of 2002 compared to $7.2 million in the second quarter of 2001 primarily due to lower revenues as discussed above.

        The loss from operations for the six months ended June 29, 2002 was $13.6 million compared to earnings from operations of $12.8 million for the six months ended June 30, 2001. The retail segment generated a loss from operations of $9.4 million in the first half of 2002 compared to a loss from operations of $7.7 million in the same 2001 period. The loss is primarily attributable to a 5.8% decline in comparable store sales for the 2002 six-month period. The loss from operations for the wholesale segment was $17.9 million in the first half of 2002 compared to earnings from operations of $5.1 million in the first half of 2001. Lower shipments to wholesale customers, higher markdown allowances and higher sales to the off-price channel at a loss in an effort to keep inventories current contributed to the loss in the wholesale segment during the first half of 2002. Earnings from operations for the licensing segment decreased to $13.7 million for the 2002 six-month period from $15.4 million for the same 2001 period due to lower revenues as previously discussed.

        INTEREST EXPENSE, NET.    Net interest expense decreased 26.7% to $2.2 million in the second quarter ended June 29, 2002, from $3.0 million for the same period in 2001. The decrease was primarily due to lower outstanding debt during the second quarter of 2002. Total debt at June 29, 2002 was $86.8 million, which includes $79.6 million of the Company's senior subordinated notes due 2003 and approximately $7.2 million of bank debt related to Guess Canada. On a comparable basis and excluding Guess Canada, the average debt balance for the second quarter of 2002 was $79.6 million, with an average effective interest rate of 9.5%, versus an average debt balance of $121.6 million, with an average effective interest rate of 8.5%, for the second quarter of 2001.

        Net interest expense decreased $1.8 million or 29.0% to $4.4 million for the six months ended June 29, 2002 from $6.2 million for the comparable period in 2001. The decrease was attributable to lower outstanding debt during the first six months of 2002 as compared to the first six months of 2001. On a comparable basis and excluding Guess Canada, the average debt balance for the first six months of 2002 was $79.6 million, with an average effective interest rate of 9.3%, versus an average debt balance for the first six months of 2001 of $123.4 million, with an average effective interest rate of 8.6%.

        INCOME TAXES.    The income tax benefit for the three months ended June 29, 2002 was $4.5 million, or a 41.4% effective tax rate, compared to income tax expense of $1.1 million, or a 42.9% effective tax rate, for the three months ended June 30, 2001. The income tax benefit for the six months ended June 29, 2002 was $7.3 million, or a 42.2% effective tax rate, compared to the income tax provision of $2.6 million, or a 42.3% effective tax rate, for the six months ended June 30, 2001. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

        NET EARNINGS (LOSS).    Net earnings decreased by $7.9 million to a net loss of $6.4 million for the second quarter ended June 29, 2002, from net earnings of $1.5 million for the second quarter ended June 30, 2001. For the 2002 six-month period, net earnings declined by $13.5 million to a net loss of $10.0 million, from net earnings of $3.5 million, during the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

        In December 1999, the Company entered into a $125 million Credit Agreement that was subsequently reduced to $100 million. This Credit Agreement was amended on March 27, 2001, November 5, 2001, and June 28, 2002 and expires on October 31, 2002 (the "Credit Facility"). The

June 28, 2002 amendment revised certain terms and conditions of the Credit Facility, including modifications to the financial covenants. The Credit Facility provides the Company with a revolving credit line of $100 million, including a $50 million sub-limit for letters of credit. Amounts available for borrowings under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory and accounts receivable. The Company, with certain restrictions, may elect either a U.S. based interest rate (the "ABR Rate") or a Eurodollar interest rate (the "Eurodollar Rate") for borrowings under the Credit Facility. If the Company elects the ABR Rate, borrowings bear interest at (a) a base U.S. interest rate, as defined in the Credit Facility (generally, the greater of a prime rate, a base rate for certificates of deposits plus 100 basis points and the federal funds effective rate plus 50 basis points), plus (b) a margin of between 100 and 175 basis points. If the Company elects the Eurodollar Rate, borrowings bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin of between 200 and 275 basis points. Commitment fees for unused borrowings under the Credit Facility range from between 56.25 basis points to 66.7 basis points. At June 29, 2002, the Company had no outstanding borrowings under the Credit Facility, $5.3 million in outstanding standby letters of credit and $19.2 million in outstanding documentary letters of credit. Based on the terms of the Credit Facility, the Company had approximately $60.0 million available for additional borrowings at June 29, 2002. The Credit Facility contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios. At June 29, 2002, the Company was in compliance with all the terms of the Credit Facility.

        During the six months ended June 29, 2002, the Company relied on trade credit and internally generated funds to finance its operations and expansion. Net cash provided by operating activities was $5.6 million for the first half of 2002 compared to $9.7 million of cash used in operating activities in the first half of 2001. The $15.3 million improvement from 2001 was primarily attributable to lower inventory and lower accounts receivable partially offset by lower accounts payable at June 29, 2002 compared to June 30, 2001. At June 29, 2002, the Company had working capital of $93.8 million compared to $95.3 million at December 31, 2001.

        Guess? Canada Corporation ("Guess Canada") has a $17.8 million ($27.0 million Canadian dollars) short-term line of credit available to fund operations. The credit line bears interest at the Canadian prime rate plus 1.0% and is secured by certain assets of Guess Canada. At June 29, 2002, $5.7 million was outstanding under this line. This short-term line is renewable in December 2002. Guess Canada also has a $1.3 million ($2.0 million Canadian dollars) revolving term loan that bears interest at 1.75% above the Canadian prime rate plus an amount equal to 0.5% per month of the average outstanding balance, payable on demand, but commencing January 1, 2001, by way of 24 equal consecutive minimum payments. At June 29, 2002, $1.1 million of the term loan was outstanding.

        Capital expenditures, net of lease incentives granted, totaled $10.4 million in the first six months of 2002, compared to $9.7 million in the same period last year. The increase in capital expenditures was primarily attributable to new store openings, investments in information systems and more store remodels as compared to the first half of 2001. The Company's capital expenditures planned for 2002 is approximately $25 million, primarily for retail store expansion, including our expansion in Canada, store remodelings, investments in information systems and enhancements and other infrastructure.

        The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures and interest on its senior subordinated notes, primarily with cash flow from operations and supplemented by borrowings under the Company's credit facilities. The Company intends to obtain a new credit facility or extend its current Credit Facility that expires in October 2002. The Company is also evaluating alternative options to refinance the Senior Subordinated Notes due in 2003.

        In January 2002, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees to participate in the purchase of designated shares of the

Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP. 25,574 shares of common stock were issued pursuant to the ESPP during the six months ended June 29, 2002 at a price of $5.55 per share.

WHOLESALE BACKLOG

        The Company receives wholesale orders approximately 90 to 120 days prior to the time the products are to be delivered to department and specialty stores. As of July 28, 2002 unfilled wholesale orders decreased 40.0% to $54.7 million from $91.2 million at July 29, 2001. The prior year backlog includes approximately $10.2 million of kids business orders for product that is now sold by a licensee, effective January 1, 2002. Excluding the kids business orders, the backlog decrease was 32.5%. The backlog of wholesale orders is affected by various factors including seasonality and the scheduling of manufacturing and shipment of product which varies at any given time. Accordingly, a comparison of backlogs of wholesale orders from period to period may not be indicative of eventual actual shipments.

SEASONALITY

        The Company's business is impacted by the general seasonal trends characteristic of the apparel and retail industries. Retail operations are generally stronger in the third and fourth quarters, and wholesale operations generally experience stronger performance in the third quarter. As the timing of the shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

        The Company receives United States dollars ("USD") for substantially all product sales and licensing revenues. Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the cost of goods in the future. In addition, royalties received from international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in USD. During the last three fiscal years, exchange rate fluctuations have not had a material impact on inventory costs.

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

Forward Exchange Contracts	U.S. Dollar Equivalent	Maturity Date	Fair Value in U.S$ at June 29, 2002
Canadian dollars	$1,000,000	June 14, 2002 to July 15, 2002	$1,047,337
Canadian dollars	1,000,000	July 2, 2002 to July 31, 2002	1,044,304
Canadian dollars	1,000,000	August 1, 2002 to August 31, 2002	1,043,974
Canadian dollars	1,000,000	September 15, 2002 to October 15, 2002	1,033,821
Canadian dollars	1,000,000	October 15, 2002 to November 15, 2002	1,006,857

        Based upon the rates at June 29, 2002, the cost to buy the equivalent U.S. dollars discussed above was approximately $7.6 million Canadian currency.

        At June 29, 2002, 92.1% of the Company's indebtedness contained a fixed interest rate of 9.5%. Substantially all of the Company's remaining indebtedness, including borrowings under its Credit Facility, is at variable rates of interest. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. A 100 basis point change in interest rate is not expected to significantly impact the Company's operating results.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        On approximately January 15, 1999, UNITE filed an unfair labor practice charge against the Company, alleging that attorney Dennis Hershewe violated Section 8(a)(1) of the National Labor Relations Act ("the Act") by questioning the Company's employee Maria Perez about her union activities at the deposition he conducted in her workers' compensation case. Mr. Hershewe represents Fireman's Fund Insurance Company, the Company's workers' compensation insurance carrier. The Company investigated the charge and responded to it on March 10, 1999. The NLRB issued a complaint on part of the charge on October 14, 1999, and we filed an answer on October 21, 1999. On July 6, 2000, the complaint was dismissed in its entirety. The NLRB appealed the decision and both sides submitted briefs in September of 2000. The Company is awaiting a decision on the appeal.

        On June 9, 1999, the Company commenced a lawsuit in the Los Angeles County Superior Court against Kyle Kirkland, Kirkland Messina LLC, and CKM Securities (collectively "Kirkland") for tortious interference, unfair competition, fraud and related claims. This action arises out of alleged misrepresentations and omissions of material fact made by Kirkland in connection with the operations and financial performance of Pour Le Bebe, Inc., a former licensee ("PLB"). Following Kirkland's efforts to compel arbitration of this matter, on March 29, 2000, the California Court of Appeal determined that the action will proceed in court. After unsuccessfully requesting reconsideration before the appellate court, Kirkland sought review before the California Supreme Court. Kirkland's petition for review to the California Supreme Court was denied on July 12, 2000. This matter has now been remitted back to the state court, where discovery is almost completed. A trial date has been set for October 30, 2002.

        On March 28, 2000 a complaint was filed against the Company in San Diego County Superior Court entitled Snodgrass v. Guess?, Inc. and Guess? Retail, Inc. The complaint alleged that certain current and former store management employees were incorrectly classified as exempt from overtime laws. The Company, without admitting or acknowledging any wrongdoing, tentatively settled the matter on September 28, 2001. The court granted final approval to the settlement on May 10, 2002. The Company does not expect any changes to its ongoing cost structure as a result of this settlement.

        On May 4, 2000, a complaint was filed against the Company and Mr. Paul Marciano in the Los Angeles Superior Court—Michel Benasra v. Paul Marciano and GUESS?, Inc. The complaint grows out of the arbitration between the Company and PLB, wherein the Company was awarded $7.7 million. The plaintiff, the President of PLB, alleges that defendants made defamatory statements about him during the arbitration. Plaintiff seeks general damages of $50,000,000 and unspecified punitive damages. The Company moved to compel arbitration of this matter, or alternatively, to strike the action under the state's anti-SLAPP (Strategic Litigation Against Public Participation) statute. The motion to compel arbitration was denied and that ruling was affirmed on appeal. On May 15, 2002, the Company's motion to strike the case was granted.

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

        None.

ITEM 3. Defaults Upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of GUESS?, Inc. was held on May 13, 2002 (the "Meeting"). Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act. There was no solicitation in opposition to management's nominees as listed in the Proxy Statement. At the Meeting, the stockholders elected three directors, approved the Company's 2002 Employee Stock Purchase Plan and ratified the appointment of KPMG LLP as the Company's independent certified public accountants for the 2002 fiscal year. There were no other proposals voted upon by the stockholders at the Meeting. The stockholders voted at the Meeting as follows:

Description	For	Against	Withheld	Abstain	Broker Non- Votes
Election of Maurice Marciano	42,067,060	N/A	80,892	N/A	—
Election of Howard Socol	42,125,171	N/A	22,781	N/A	—
Election of Howard Weitzman	42,124,194	N/A	23,758	N/A	—
Approval of the Company's 2002 Employee Stock Purchase Plan	42,115,887	28,415	N/A	3,650	—
Ratification of appointment of KPMG LLP as the Company's independent certified public accountants for the year ending December 31, 2002	42,102,723	36,919	N/A	8,310	—

ITEM 5. Other Information

        None.

ITEM 6. Exhibits and Reports on Form 8-K

a)
Exhibits:

Exhibit Number	Description
3.1.	Restated Certificate of Incorporation of the Company. (1)
3.2.	Bylaws of the Company. (1)
4.1.	Specimen stock certificate.(1)
*10.1.	Third Amendment to the Credit Agreement, dated June 28, 2002.

*
Filed herewith

(1)
Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.

b)
Reports on Form 8-K:None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.

Date: August 13, 2002	By:	/s/ CARLOS ALBERINI Carlos Alberini President, Chief Operating Officer and Director

Date: August 13, 2002	By:	/s/ FREDERICK G. SILNY Frederick G. Silny Senior Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

FORM 10-Q
GUESS?, INC. FORM 10-Q TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
GUESS?, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 29, 2002 (dollars in thousands, except per share amounts)
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities and Use of Proceeds
ITEM 3. Defaults Upon Senior Securities
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 5. Other Information
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES