Form 10-Q
period 2002-09-28
GUESS INC ET AL/CA/
filed 2002-11-12
CIK 912463

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 28, 2002

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

Yes ☒    No ☐

        As of September 28, 2002, the registrant had 43,078,400 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 28, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$7,907	$31,870
Receivables, net	53,349	40,500
Inventories, net	106,304	96,105
Prepaid expenses and other current assets	9,758	9,982
Prepaid income taxes	5,149	159
Deferred tax assets	10,420	10,420

Total current assets	192,887	189,036
Property and equipment, at cost, less accumulated depreciation and amortization	138,235	145,385
Other assets, at cost, net of accumulated amortization	29,188	28,042

Total assets	$360,310	$362,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$5,967	$7,609
Accounts payable	54,579	47,933
Accrued expenses	36,881	38,231

Total current liabilities	97,427	93,773
Notes payable and long-term debt, excluding current installments	79,991	80,119
Other liabilities	12,510	10,647

Total liabilities	189,928	184,539
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 64,224,462 and 63,954,881 shares, outstanding 43,078,400 and 43,392,989 shares at September 28, 2002 and December 31, 2001, respectively	150	147
Paid-in capital	170,088	168,100
Deferred compensation	(876)	(320)
Retained earnings	160,519	167,178
Accumulated other comprehensive loss	(1,772)	(2,447)
Treasury stock, 21,146,062 and 20,561,892 shares repurchased at September 28, 2002 and December 31, 2001, respectively	(157,727)	(154,734)

Stockholders' equity	170,382	177,924

Total liabilities and stockholders' equity	$360,310	$362,463

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net revenue
Product sales	$145,524	$162,250	$386,781	$465,884
Net royalties	12,274	10,159	28,985	28,360

	157,798	172,409	415,766	494,244
Cost of sales	101,039	113,350	273,483	324,765

Gross profit	56,759	59,059	142,283	169,479
Selling, general and administrative expenses	51,704	49,173	150,178	147,333
Gain on disposition of property and equipment	—	—	—	(1,063)
Litigation settlement	(4,000)	—	(4,000)	—
Restructuring and severance charges	—	4,436	655	4,967

Earnings (loss) from operations	9,055	5,450	(4,550)	18,242
Other (income) expense:
Interest expense, net	2,225	3,122	6,664	9,284
Other, net	(129)	—	(805)	482

	2,096	3,122	5,859	9,766
Earnings (loss) before income taxes (benefit)	6,959	2,328	(10,409)	8,476
Income taxes (benefit)	3,585	1,000	(3,750)	3,600

Net earnings (loss)	$3,374	$1,328	$(6,659)	$4,876

Net earnings (loss) per share:
Basic	$0.08	$0.03	$(0.15)	$0.11
Diluted	$0.08	$0.03	$(0.15)	$0.11
Weighted average shares outstanding:
Basic	43,345	43,855	43,499	43,839
Diluted	43,420	44,072	43,499	44,028

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 28, 2002	September 29, 2001
Cash flows from operating activities:
Net earnings (loss)	$(6,659)	$4,876
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	29,250	29,069
Amortization of other assets	217	942
Net loss on disposition of property and equipment	622	991
Other items, net	(266)	708
Changes in operating assets and liabilities:
Receivables	(12,849)	(15,919)
Inventories	(10,199)	13,809
Prepaid expenses and other assets	(4,766)	6,863
Accounts payable	6,646	(36,296)
Accrued expenses and other liabilities	(3,525)	1,092

Net cash provided by (used in) operating activities	(1,529)	6,135

Cash flows from investing activities:
Purchases of property and equipment, net of lease incentives	(18,025)	(18,429)
Proceeds from the disposition of property and equipment	—	3,095
Net proceeds from the sale of investments	75	57
Acquisition of license	(1,222)	(375)

Net cash used in investing activities	(19,172)	(15,652)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt	153	125,661
Repayments of notes payable and long-term debt	(1,923)	(120,965)
Issuance of common stock	1,599	807
Purchase of treasury stock	(3,157)	(3,958)

Net cash provided by (used in) financing activities	(3,328)	1,545
Effect of exchange rates on cash	66	(103)

Net decrease in cash and cash equivalents	(23,963)	(8,075)
Cash and cash equivalents at beginning of period	31,870	13,332

Cash and cash equivalents at end of period	$7,907	$5,257

Supplemental disclosures:
Cash paid during the period for:
Interest	$8,899	$11,937
Income taxes	2,567	4,426

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2002
(in thousands, except per share amounts)
(unaudited)

(1)  Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements of GUESS?, Inc. and its subsidiaries (the "Company") contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of September 28, 2002 and December 31, 2001, the condensed consolidated statements of operations for the three and nine months ended September 28, 2002 and September 29, 2001, and the condensed consolidated statements of cash flows for the nine months ended September 28, 2002 and September 29, 2001. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the three and nine months ended September 28, 2002 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

        The Company's quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end. This did not have an impact for the third quarter of 2002 compared to 2001; however, this resulted in 271 days for the nine months ended September 28, 2002 compared to 272 days for the nine months ended September 29, 2001.

        Certain reclassifications have been made to the prior years' condensed consolidated financial statements to conform to classifications used in the current year. These reclassifications had no impact on previously reported results.

(2)  Summary of Significant Accounting Policies

Earnings (Loss) Per Share

        Basic earnings (loss) per share represent net earnings (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represent net earnings (loss) divided by the weighted average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. For the quarter ended September 28, 2002 and for the three and nine-month periods ended September 29, 2001, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock. The diluted loss per share for the nine-months ended September 28, 2002 was computed using the basic weighted-average number of shares outstanding and excluded 2,647,555 dilutive shares, as their effect would be antidilutive when applied to losses. Options to purchase 2,629,291 shares of common stock at prices ranging from $5.58 to $27.31 during the third quarter of 2002 and options to purchase 792,967 shares of common stock at prices ranging from $7.75 to $27.31 per share during the third quarter of 2001 and options to purchase 1,088,053 shares of common stock at prices ranging from $6.45 to $27.31 during the nine months period ended September 29, 2001 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and therefore such options would be antidilutive.

Business Segment Reporting

        The business segments of the Company are retail, wholesale and licensing. Information relating to these segments is summarized in Note 5.

Comprehensive Income (Loss)

        Comprehensive income consists of net earnings (loss), unrealized gains (losses) on investments available for sale and foreign currency translation adjustments. A reconciliation of comprehensive income (loss) for the three and nine-month periods ended September 28, 2002 and September 29, 2001 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net earnings (loss)	$3,374	$1,328	$(6,659)	$4,876
Unrealized gain (loss) on investments, net of tax	12	(238)	(179)	284
Foreign currency translation adjustment	94	(11)	854	(321)

Comprehensive income (loss)	$3,480	$1,079	$(5,984)	$4,839

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

        The Company also adopted Statement of Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As a result of the adoption of this standard, the Company did not record approximately $353,000 and $962,000 of goodwill amortization during the three and nine-months ended September 28, 2002, respectively, while a comparable amount was recorded in the three and nine-months ended September 28, 2001.

        In November 2001, the Emerging Issues Task Force ("EITF") issued EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer," which became effective for the first quarter beginning after December 31, 2001. EITF 01-9 requires certain consideration given by and to vendors or a customer be presented as a reduction of revenue rather than as a cost or an expense. The adoption of EITF 01-9 did not have a material impact on the Company's financial position or results from operations.

        On July 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results from operations.

(3)  Inventories

        The components of inventories consist of the following (in thousands):

	September 28, 2002	December 31, 2001
Raw materials	$6,245	$6,784
Work in progress	3,022	2,189
Finished goods—wholesale	35,860	36,979
Finished goods—retail	61,177	50,153

	$106,304	$96,105

        As of September 28, 2002 and December 31, 2001, reserves to write-down inventories to the lower of cost or market totaled $6.9 million and $9.8 million, respectively.

        During the first quarter of 2001, the Company decided to license its existing children's business, then produced in-house, to its licensee for its Baby Guess product line. The agreement was finalized in the second quarter of 2001 and became effective in 2002. The Company recorded a write-down charge of approximately $562,000 which was included in cost of sales in the first quarter of 2001. The charge relates to lower of cost or market adjustments for inventories sold below cost as a result of the decision to license this product line.

(4)  Income taxes

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

        Net revenue and earnings (loss) from operations are summarized as follows for three and nine-month periods ended September 28, 2002 and September 29, 2001 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net revenue:
Retail operations	$94,760	$95,474	$253,518	$258,026
Wholesale operations	50,764	66,776	133,263	207,858
Licensing operations	12,274	10,159	28,985	28,360

	$157,798	$172,409	$415,766	$494,244

Earnings (loss) from operations:
Retail operations	$2,531	$1,018	$(6,861)	$(6,736)
Wholesale operations	(4,473)	(4,109)	(22,410)	1,001
Licensing operations	10,997	8,541	24,721	23,977

	$9,055	$5,450	$(4,550)	$18,242

        Due to the seasonal nature of these business segments, the above net revenue and operating results for the three and nine months ended September 28, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year.

(6)  Long-Term Debt

        On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as Arranger and Administrative Agent ("New Facility"), which replaces a previous credit agreement. The term of the New Facility is for a period of four years and provides for a maximum line of credit of $85 million, including a $47.5 million sub-limit for letters of credit and a $15 million sub-limit for borrowing by the Company's Canadian subsidiary (the "Canadian Sub-Line"). Borrowings available under the New Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers. For borrowings under the New Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the New Facility and the Company's financial performance as measured by a cash flow test. This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Commitment fees for unused borrowings up to $60 million under the New Facility are 37.5 basis points per annum. The New Facility requires the Company to maintain a minimum tangible net worth if excess availability under the New Facility is less than $20 million. At September 28, 2002, the Company had $0.2 million outstanding borrowings under the New Facility, $24.9 million in outstanding standby letters of credit of which $19.6 million is for documentary letters of credit outstanding under a previous credit agreement, and approximately $54.5 million available for future borrowings. As of September 28, 2002, the Company was in compliance with all of its covenants under the New Facility.

        Guess? Canada Corporation, a wholly owned subsidiary of the Company, ("Guess Canada") has a $17.8 million ($27.0 million Canadian dollars) short-term line of credit available to fund local operations. The credit line bears interest at the Canadian prime rate plus 1.0% and is secured by certain assets of Guess Canada. At September 28, 2002, $5.6 million was outstanding under this line. Guess Canada also has a $1.3 million ($2.0 million Canadian dollars) revolving term loan that bears interest at 1.75% above the Canadian prime rate plus an amount equal to 0.5% per month of the average outstanding balance, payable on demand, but commencing January 1, 2001, by way of 24 equal consecutive minimum payments. At September 28, 2002, $0.4 million of the term loan was outstanding. Both the credit line and the revolving term loan will terminate on January 1, 2003, at which time the Company expects to replace them with the Canadian Sub-Line. The Company has a commitment from the lender for the Canadian Sub-Line which is subject to final documentation.

        The Company has outstanding 9.5% Senior Subordinated Notes due in August, 2003 ("Senior Subordinated Notes") which are redeemable at the option of the Company, in whole or in part, at any time at par value with accrued and unpaid interest. The Company did not repurchase any of its Senior Subordinated Notes during the three or nine-month periods ended September 28, 2002. The Company is evaluating alternative options to refinance the Senior Subordinated Notes and has agreed to have an alternative in place by February 28, 2003, pursuant to the terms of the New Facility.

(7)  Employee Stock Purchase Plan

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

        During the nine months ended September 28, 2002, 47,404 shares of the Company's common stock were issued pursuant to the ESPP at an average price of $5.04 per share.

(8)  Share Repurchase Program

        In May 2001, the Company's Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in open market transactions. During the third quarter of 2002, the Company purchased 606,000 shares at an aggregate cost of $3.2 million, or an average of $5.21 per share. Since the inception of the share repurchase program in May 2001, the Company has purchased 1,137,000 shares at an aggregated cost of $7.1 million, or an average of $6.26 per share.

(9)  Restructuring and Severance Charges

        During the first quarter ended March 30, 2002, the Company recorded $655,000 in additional costs for estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter of 2000. These properties were sublet in the second quarter of 2002.

        During the first quarter ended March 31, 2001, the Company recorded a restructuring charge of $401,000 related to severance payments for 110 employees to reduce the workforce.

        During the third quarter ended September 29, 2001, the Company recorded restructuring, impairment and severance charges of $4.4 million ($2.6 million after tax or $0.06 per diluted share). Based on the current real estate market following the events on September 11, 2001, the Company recorded $2.2 million in additional costs for rent paid, estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter of 2000. In addition, $1.3 million of the charges represented the write-down of the value of certain impaired assets, including fixed assets related to unprofitable stores. The remaining $0.9 million of the charge was related to severance costs for the reduction in the Company's workforce, which was part of its continuing efforts to reduce costs, improve productivity, streamline its corporate structure and consolidate operations.

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

        The Company's quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end. This did not have an impact for the third quarter of 2002 compared to 2001; however, this resulted in 271 days for the nine months ended September 28, 2002 compared to 272 days for the nine months ended September 29, 2001.

RESULTS OF OPERATIONS

        Three and Nine Months Ended September 28, 2002 and September 29, 2001.

        NET REVENUE.    Net revenue for the three months ended September 28, 2002 decreased $14.6 million, or 8.5%, to $157.8 million from $172.4 million in the three months ended September 29, 2001.

        For the third quarter of 2002, net revenue from retail operations slightly decreased 0.7% to $94.8 million from $95.5 million in the third quarter of 2001. The difficult retail environment resulted in a 5.4% decrease in comparable store sales and more than offset sales from 18 net new stores. However, the Canadian stores continued to perform well during the quarter with positive comparable store sales.

        Net revenue from wholesale operations declined $16.0 million, or 24.0%, to $50.7 million in the third quarter ended September 28, 2002 from $66.7 million in the third quarter ended September 29, 2001. The third quarter of 2001 included $6.6 million of kids business, which was licensed out beginning in the first quarter of 2002. $6.0 million of this amount was sold to domestic wholesale customers and $0.6 million of this amount was sold to international wholesale customers. Excluding the kids business from the prior year quarterly results, wholesale revenue declined by $9.4 million or 15.6%. Excluding the kids business, domestic wholesale net revenue decreased in the third quarter of 2002 by $11.8 million, or 27.1%, to $31.7 million. The decrease in the current year third quarter domestic wholesale revenue is attributable to continued cautious purchasing by department store buyers in response to lower consumer traffic and spending, higher allowances and increased off-price sales. Excluding the kids business, international wholesale net revenue increased by $2.4 million, or 14.5%, to $19.0 million for the third quarter of 2002. International wholesale revenue increased due to improvements in the international markets, particularly in Europe.

        Net royalty revenue increased $2.1 million, or 20.6%, to $12.3 million in the third quarter of 2002 from $10.2 million in the third quarter of 2001. The increase is attributable to improved performance by the international licensees. The 2002 third quarter also included royalty adjustments from licensee audits of approximately $1.0 million.

        Net revenue for the nine-month period ended September 28, 2002 decreased $78.4 million, or 15.9%, to $415.8 million from $494.2 million in the nine-month period ended September 29, 2001, primarily due to the decline in the wholesale segment.

        Net revenue from retail operations decreased $4.5 million, or 1.7% to $253.5 million for the first nine months of 2002 from $258.0 million for the first nine months of 2001. The increase in sales from new stores was offset by a comparable store sales decrease of 5.7% for the nine-month period ended September 28, 2002, reflecting the continued weak retail environment.

        Net wholesale revenue declined $74.5 million, or 35.9%, to $133.3 million in the nine months ended September 28, 2002 compared to $207.8 million in the same prior year period. The first nine months of 2001 included $22.8 million of kids business, which was licensed out beginning in the first quarter of 2002. Excluding the kids business, wholesale revenue declined by $51.7 million or 27.9%. During the nine months ended September 28, 2002, domestic wholesale net revenue decreased $73.2 million, or 44.8%, to $90.2 million. Excluding the kids business, domestic wholesale net revenue decreased $52.6 million, or 36.8%, to $90.2 million. Lower shipments to department stores and specialty stores and higher markdown allowances adversely impacted net domestic wholesale revenue in the current year nine-month period, reflecting conservative inventory positions taken by wholesale customers. International wholesale net revenue declined $1.3 million, or 2.9%, to $43.1 million during the nine months ended September 28, 2002, from $44.4 million in the same period a year ago. Excluding the kids business, international wholesale net revenue increased $0.9 million, or 2.1%, to $43.1 million from the same period a year ago. International wholesale revenue increased mainly due to improved sales in Europe.

        Net royalty revenue for the nine-month period ended September 28, 2002 increased $0.6 million, or 2.1%, to $29.0 million compared to $28.4 million during the same period in 2001.

        GROSS PROFIT.    Gross profit decreased $2.2 million, or 3.7%, to $56.8 million in the three months ended September 28, 2002 from $59.0 million in the comparable 2001 period. However, as a percentage of net revenue, gross profit margins increased to 36.0% in the third quarter of 2002 from 34.3% in the third quarter of 2001. Gross profit margins improved slightly in the retail segment in the third quarter of 2002 compared to the third quarter of 2001, while gross profit margins in the wholesale segment were flat with the prior year third quarter. The improvement in the overall gross profit margin was due to higher licensing revenue and improved gross margins in the retail segment, partially offset by higher occupancy costs due to lower sales productivity.

        Gross profit declined $27.2 million, or 16.0%, to $142.3 million for the nine months ended September 28, 2002 from $169.5 million for the nine months ended September 29, 2001. As a percentage of net revenue, gross profit margins decreased slightly to 34.2% in the first nine months of 2002 from 34.3% in the same period in 2001. In the retail segment, gross profit margins improved, however, gross profit margins in the wholesale segment declined from the 2002 year-to-date period. Lower retail markdowns, partially offset by increased retail occupancy costs, were offset by higher allowances and increased losses on off-price sales in the wholesale segment.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and administrative ("SG&A") expenses increased $2.5 million, or 5.1%, to $51.7 million in the third quarter of 2002 compared to $49.2 million in the third quarter of 2001. As a percentage of net revenue, SG&A expenses increased to 32.8% in the third quarter of 2002 from 28.5% in the third quarter of 2001 due to lower sales productivity in the current year. The increase was primarily attributable to higher advertising costs necessary to invigorate business and maintain GUESS? brand awareness and the costs of operating 18 net new stores, partially offset by cost savings initiatives.

        SG&A expenses increased $2.9 million, or 2.0% to $150.2 million, or 36.1% of net sales, for the first nine months of 2002 from $147.3 million, or 29.8% of net sales, in the same period in 2001. The increase was mainly due to higher advertising costs necessary to invigorate business and maintain GUESS? brand awareness and the costs of operating 18 net new stores, partially offset by cost savings initiatives.

        LITIGATION SETTLEMENT.    During the third quarter ended September 28, 2002, the Company received approximately $4.0 million dollars as part of a litigation settlement.

        RESTRUCTURING AND SEVERANCE CHARGES.    During the first quarter ended March 30, 2002, the Company recorded an additional $655,000 of costs for estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter of 2000. These properties were sublet during the second quarter of 2002.

        During the first quarter ended March 31, 2001, the Company recorded a restructuring charge of $401,000 related to severance payments for 110 employees to reduce the workforce.

        During the third quarter ended September 29, 2001, the Company recorded restructuring, impairment and severance charges of $4.4 million ($2.6 million after tax or $0.06 per diluted share). Based on the current real estate market following the events on September 11, 2001, the Company recorded $2.2 million in additional costs for rent paid, estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter of 2000. In addition, $1.3 million of the charges represented the write-down of the value of certain impaired assets, including fixed assets related to unprofitable stores. The remaining $0.9 million of the charge was related to severance costs for the reduction in the Company's workforce which was part of its continuing efforts to reduce costs, improve productivity, streamline its corporate structure and consolidate operations

        EARNINGS (LOSS) FROM OPERATIONS.    Earnings from operations were $9.1 million, in the third quarter of 2002 compared to earnings from operations of $5.4 million, in the third quarter of 2001. The 2002 third quarter included proceeds from a litigation settlement of $4.0 million, while the 2001 third quarter included restructuring, impairment and severance charges totaling $4.4 million. Excluding these items, earnings from operations for the 2002 and 2001 third quarter would have been $5.1 million and $9.8 million, respectively. Earnings from operations for the retail segment was $2.5 million in the third quarter of 2002 compared to $4.4 million during the same quarter in 2001, and excludes $3.4 million of the retail segment's portion of the 2001 charge. The decline in earnings from the retail segment was principally due to a decrease in comparable store sales of 5.4% for the third quarter of 2002 and costs related to operating 18 net new stores. The loss from operations for the wholesale segment in the third quarter of 2002 was $8.4 million compared to a loss from operations of $3.1 million for the same period last year and excludes $1.0 million of the wholesale segment's portion of the 2001 charge and the 2002 litigation settlement. The increased loss is primarily attributable to lower product sales. Earnings from operations for the licensing segment increased $2.5 million to $11.0 million in the third quarter of 2002 from $8.5 million for the same period last year due to improved sales from international licensees and royalty adjustments from licensee audits.

        The loss from operations in the first nine months of 2002 was $4.6 million compared with earnings from operations of $18.3 million for the same 2001 period. The first nine months of 2002 included a restructuring charge of $0.7 million and proceeds from a litigation settlement of $4.0 million, while the first nine months of 2001 included restructuring, impairment and severance charges totaling $5.0 million. Excluding these items, the loss from operations in the first nine months of 2002 would have been $7.9 million compared with earnings from operations of $23.3 million for the same 2001 period. For the retail segment, the loss from operations was $6.2 million compared to $3.3 million in the first nine months of last year, excluding the retail segment's portion of the items previously discussed. The loss was primarily attributable to a 5.7% decline in comparable store sales and the costs of operating 18 net new stores for the 2002 nine-month period. The loss from operations for the wholesale segment was $26.4 million, compared to earnings from operations of $2.6 million in the year-ago period, excluding the wholesale segment's portion of the items previously discussed. The wholesale segments earnings decreased primarily due to lower product sales, higher markdowns and increased losses on off-priced sales. Earnings from operations for the licensing segment in the first nine months of 2002 were $24.7 million compared to $24.0 million for the same period last year.

        INTEREST EXPENSE, NET.    Net interest expense decreased 29.0% to $2.2 million in the third quarter ended September 28, 2002, from $3.1 million for the same period in 2001. The decrease was primarily due to lower outstanding debt during the third quarter of 2002. Total debt at September 28, 2002 was $86.0 million, which includes $79.6 million of the Company's senior subordinated notes due 2003 and approximately $6.1 million of bank debt related to Guess Canada. On a comparable basis and excluding Guess Canada, the average debt balance for the third quarter of 2002 was $79.8 million, with an average effective interest rate of 9.4%, versus an average debt balance of $111.8 million, with an average effective interest rate of 8.4%, for the third quarter of 2001.

        Net interest expense decreased $2.6 million or 28.0% to $6.7 million for the nine months ended September 28, 2002 from $9.3 million for the comparable period in 2001. The decrease was attributable to lower outstanding debt during the first nine months of 2002 as compared to the first nine months of 2001. On a comparable basis and excluding Guess Canada, the average debt balance for the first nine months of 2002 was $79.6 million, with an average effective interest rate of 9.3%, versus an average debt balance for the first nine months of 2001 of $107.5 million, with an average effective interest rate of 8.4%.

        INCOME TAXES.    Income taxes for the quarter ended September 28, 2002 were $3.6 million, or a 51.5% effective tax rate, compared to income tax expense of $1.0 million, or a 42.9% effective tax rate, for the quarter ended September 29, 2001. The income tax benefit for the nine months ended September 28, 2002 was $3.8 million, or a 36.0% effective tax rate, compared to the income tax provision of $3.6 million, or a 42.5% effective tax rate, for the nine months ended September 29, 2001. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

        NET EARNINGS (LOSS).    Net earnings increased by $2.1 million to $3.4 million in the third quarter ended September 28, 2002, from net earnings of $1.3 million in the third quarter ended September 29, 2001. In the 2002 nine-month period, net earnings declined by $11.6 million to a net loss of $6.7 million, from net earnings of $4.9 million, during the same period in 2001.

        COST SAVINGS INITIATIVES.    The Company plans to lower operating costs and increase efficiencies by closing or disposing of certain corporate facilities and a few under-performing stores, certain asset write-offs and the elimination of certain administrative and support positions during the fourth quarter of 2002. In connection with these actions, the Company anticipates taking a pretax charge of between $10.0 million and $12.0 million, or between $6.4 million and $7.7 million after tax during the 2002 fourth quarter. The Company expects these cost savings initiatives to generate savings beginning in 2003.

LIQUIDITY AND CAPITAL RESOURCES

        On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as Arranger and Administrative Agent ("New Facility"), which replaces a previous credit agreement. The term of the New Facility is for a period of four years and provides for a maximum line of credit of $85 million, including a $47.5 million sub-limit for letters of credit and a $15 million sub-limit for borrowing by the Company's Canadian subsidiary (the "Canadian Sub-Line"). Borrowings available under the New Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers. For borrowings under the New Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the New Facility and the Company's financial performance as measured by a cash flow test. This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Commitment fees for unused borrowings up to $60 million under the New Facility are 37.5 basis points per annum. The New Facility requires the Company to maintain a minimum tangible net worth if excess availability under the New Facility is less than $20 million. At September 28, 2002, the Company had $0.2 million outstanding borrowings under the New Facility, $24.9 million in outstanding standby letters of credit of which $19.6 million is for documentary letters of credit outstanding under a previous credit agreement, and approximately $54.5 million available for future borrowings. As of September 28, 2002, the Company was in compliance with all of its covenants under the New Facility.

        During the nine months ended September 28, 2002, the Company relied on trade credit and internally generated funds to finance its operations and expansion. Net cash used in operating activities was $1.5 million for the first nine months of 2002 compared to $6.1 million of cash provided by operating activities in the first nine months of 2001. The increase in net cash used in operating activities was primarily attributable to lower earnings, higher inventory and higher accounts receivable, partially offset by higher accounts payable at September 28, 2002 compared to September 29, 2001. At September 28, 2002, the Company had working capital of $95.5 million compared to $95.3 million at December 31, 2001.

        Guess? Canada Corporation ("Guess Canada") has a $17.8 million ($27.0 million Canadian dollars) short-term line of credit available to fund operations. The credit line bears interest at the Canadian prime rate plus 1.0% and is secured by certain assets of Guess Canada. At September 28, 2002, $5.6 million was outstanding under this line. Guess Canada also has a $1.3 million ($2.0 million Canadian dollars) revolving term loan that bears interest at 1.75% above the Canadian prime rate plus an amount equal to 0.5% per month of the average outstanding balance, payable on demand, but commencing January 1, 2001, by way of 24 equal consecutive minimum payments. At September 28, 2002, $0.4 million of the term loan was outstanding. Both the credit line and the revolving term loan will terminate on January 1, 2003, at which time the Company expects to replace them with the Canadian Sub-Line. The Company has a commitment from the lender for the Canadian Sub-line which is subject to final documentation.

        Capital expenditures, net of lease incentives granted, totaled $18.0 million in the first nine months of 2002, compared to $18.4 million in the same period last year. The Company's capital expenditures planned for 2002 are approximately $25 million, primarily for retail store expansion, including our expansion in Canada, store remodelings, investments in information systems and enhancements and other infrastructure.

        The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures and interest on its senior subordinated notes, primarily with cash flow from operations and supplemented by borrowings under the Company's credit facilities. The Company is evaluating alternative options to refinance the Senior Subordinated Notes and has agreed to have an alternative in place by February 28, 2003, pursuant to the terms of the New Facility.

        In January 2002, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP. During the nine months ended September 28, 2002, 47,404 shares of the Company's common stock were issued pursuant to the ESPP at an average price of $5.04 per share.

        In May 2001, the Company's Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in open market transactions. During the third quarter of 2002, the Company purchased 606,000 shares at an aggregate cost of $3.2 million, or an average of $5.21 per share. Since the inception of the share repurchase program in May 2001, the Company has purchased 1,137,000 shares at an aggregated cost of $7.1 million, or an average of $6.26 per share.

WHOLESALE BACKLOG

        The Company generally receives wholesale orders approximately 90 to 120 days prior to the time the products are to be delivered to department and specialty stores. As of October 28, 2002 unfilled wholesale orders, excluding the kids business orders, decreased 34.2% to $49.1 million from $74.6 million at September 29, 2001. The kids business is now sold by a licensee, effective January 1, 2002. The backlog of wholesale orders is affected by various factors including seasonality and the scheduling of manufacturing and shipment of product, which varies at any given time. Accordingly, a comparison of backlogs of wholesale orders from period to period may not be indicative of eventual actual shipments.

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

CRITICAL ACCOUNTING POLICIES

        The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an ongoing basis including those related to the valuation of inventories, accounts receivable allowances, the useful life of assets for depreciation, restructuring expense and accruals, evaluation of impairment, recoverability of deferred taxes and evaluation of net recoverable amounts and accruals for the sublet of certain lease obligations. The Company believes that of its significant accounting policies the following may involve a higher degree of judgment and complexity.

Accounts Receivable:

        In the normal course of business, the Company grants credit directly to certain wholesale customers, after a credit analysis based on financial and other criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances through analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collections trends and an evaluation of the impact of current economic conditions.

        Costs associated with customer markdowns are recorded as a reduction to net sales, and are included in the allowance for doubtful accounts. These costs result from seasonal negotiations with the Company's wholesale customers, as well as historic trends and the evaluation of the impact of current economic conditions.

Inventories:

        Inventories are valued at the lower of cost (first-in, first-out and weighted average method) or market. The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons' inventory. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory of the Company's individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

        The Company receives United States dollars ("USD") for substantially all product sales and licensing revenue. Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the cost of goods in the future. In addition, royalties received from international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in USD. During the last three fiscal years, exchange rate fluctuations have not had a material impact on inventory costs.

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

Forward Exchange Contracts	U.S. Dollar Equivalent	Maturity Date	Fair Value in U.S.$ at September 28, 2002
Canadian dollars	$1,000,000	October 15, 2002 to November 15, 2002	$968,114

        Based upon the rates at September 28, 2002, the cost to buy the equivalent U.S. dollars discussed above was approximately $1.6 million Canadian currency.

        At September 28, 2002, 92.6% of the Company's indebtedness contained a fixed interest rate of 9.5%. Substantially all of the Company's remaining indebtedness, including borrowings under the New Facility, is at variable rates of interest. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. A 100 basis point change in interest rate is not expected to significantly impact the Company's operating results.

ITEM 4. Controls and Procedures

        Under the supervision and with the participation of the Company's management, including Maurice Marciano and Paul Marciano as Co-Chief Executive Officers, Carlos Alberini as President and Chief Operating Officer and Frederick G. Silny as Senior Vice President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on the evaluation, Maurice Marciano, Paul Marciano, Carlos Alberini and Frederick G. Silny have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

        The Company's controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that are filed under the Exchange Act is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        On approximately January 15, 1999, UNITE filed an unfair labor practice charge against the Company, alleging that attorney Dennis Hershewe violated Section 8(a)(1) of the National Labor Relations Act ("the Act") by questioning a Company employee Maria Perez about her union activities at the deposition he conducted in her workers' compensation case. Mr. Hershewe represents Fireman's Fund Insurance Company, the Company's workers' compensation insurance carrier. GUESS? investigated the charge and responded to it on March 10, 1999. The NLRB issued a complaint on part of the charge on October 14, 1999, and the Company filed an answer on October 21, 1999. On July 6, 2000, the complaint was dismissed in its entirety. The NLRB appealed the decision and both sides submitted briefs in September of 2000. The Company is awaiting a decision on the appeal.

        On June 9, 1999, the Company commenced a lawsuit in the Los Angeles County Superior Court against Kyle Kirkland, Kirkland Messina LLC, and CKM Securities (collectively "Kirkland") for tortious interference, unfair competition, fraud and related claims. This action arises out of alleged misrepresentations and omissions of material fact made by Kirkland in connection with the operations and financial performance of Pour Le Bebe, Inc., a former licensee ("PLB"). Following Kirkland's efforts to compel arbitration of this matter, on March 29, 2000, the California Court of Appeal determined that the action will proceed in court. After unsuccessfully requesting reconsideration before the appellate court, Kirkland sought review before the California Supreme Court. Kirkland's petition for review to the California Supreme Court was denied on July 12, 2000. In September 2002, the parties agreed to a settlement and the suit was dismissed.

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

        None.

ITEM 5. Other Information

        None.

ITEM 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits:

Exhibit Number	Description
3.1.	Restated Certificate of Incorporation of the Company(1)
3.2.	Bylaws of the Company(1)
4.1.	Specimen stock certificate.(1)
10.1.
Loan and Security Agreement by and among Congress Financial Corporation (Western) as Lender and Wachovia Securities, Inc., as the Arranger and Administrative Agent and Guess?, Inc., Guess? Retail, Inc. and Guess.com, Inc. as borrowers, dated as of September 27, 2002. (2)

(1)
Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.

(2)
Incorporated by reference from the Form 8-K filed by the Company on October 10, 2002.

b)
Reports on Form 8-K:

    Form 8-K filed on October 10, 2002 for Loan and Security Agreement by and among Congress Financial Corporation (Western) as Lender and Wachovia Securities, Inc., as the Arranger and Administrative Agent and Guess?, Inc., Guess? Retail, Inc. and Guess.com, Inc., as borrowers, dated as of September 27, 2002.

CERTIFICATION AND SIGNATURES

        I, Maurice Marciano, Co-Chief Executive Officer and Director, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of GUESS?, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.

Date: November 12, 2002	By:	/s/ MAURICE MARCIANO Maurice Marciano Co-Chief Executive Officer and Director

        I, Paul Marciano, Co-Chief Executive Officer and Director, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of GUESS?, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.

Date: November 12, 2002	By:	/s/ PAUL MARCIANO Paul Marciano Co-Chief Executive Officer and Director

        I, Carlos Alberini, President, Chief Operating Officer and Director, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of GUESS?, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.

Date: November 12, 2002	By:	/s/ CARLOS ALBERINI Carlos Alberini President, Chief Operating Officer and Director

        I, Frederick G. Silny, Senior Vice President and Chief Financial Officer, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of GUESS?, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  c)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  d)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.

Date: November 12, 2002	By:	/s/ FREDERICK G. SILNY Frederick G. Silny Senior Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

FORM 10-Q
TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
  ITEM 4. Controls and Procedures
  PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
  CERTIFICATION AND SIGNATURES