Form 10-K
period 2002-12-31
GUESS INC ET AL/CA/
filed 2003-03-27
CIK 912463

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

        As of the close of business on March 18, 2003 the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $29,435,529.

        As of the close of business on March 18, 2003, the registrant had 43,104,039 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the proxy statement for the registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

TABLE OF CONTENTS
PART I

Item	Description	Page
1	Business	1
2	Properties	12
3	Legal Proceedings	13
4	Submission of Matters to a Vote of Security Holders	14
PART II
5	Market for Registrant's Common Equity and Related Stockholder Matters	15
6	Selected Financial Data	15
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
7A	Quantitative and Qualitative Disclosures About Market Risks	28
8	Financial Statements and Supplementary Data	28
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
PART III
10	Directors and Executive Officers of the Registrant	29
11	Executive Compensation	29
12	Security Ownership of Certain Beneficial Owners and Management	29
13	Certain Relationships and Related Transactions	29
14	Controls and Procedures	29
PART IV
15	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	30

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

        We design, market, distribute and license one of the world's leading lifestyle collections of casual apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. Our apparel is marketed under numerous trademarks including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, Question Mark and Triangle Design, BRAND G, a stylized G, GUESS Kids, Baby GUESS and GUESS Collection. The lines include full collections of denim and cotton clothing, including jeans, pants, overalls, skirts, dresses, shorts, blouses, shirts, jackets and knitwear. We also selectively grant licenses to manufacture and distribute a broad range of products that complement our apparel lines, including eyewear, watches, handbags, footwear, kids' and infants' apparel and other fashion accessories.

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

Business Segments

        Our business consists of three reportable business segments: retail operations, wholesale operations and licensing operations. Financial information about each segment for the fiscal years ended December 31, 2002, 2001 and 2000 are included under Note 14 to the Consolidated Financial Statements contained herein.

        In 2002, 65.9% of our net revenue was generated from retail operations, 27.4% from wholesale operations and 6.7% from licensing operations. Our total net revenue in 2002 was $583.1 million and net losses were $11.3 million.

Business Strengths

        We believe we have several business strengths which are necessary for the execution of our strategies. These business strengths include:

        Brand Equity.    We believe that our name is one of the most familiar in fashion and is one of our most valuable assets. We believe the enduring strength of the GUESS? brand name and image is due mainly to our consistent emphasis on innovative and distinctive product designs that stand for exceptional styling and quality. Our industry is highly competitive and subject to rapidly changing consumer preferences and tastes. The success of our brand depends on our ability to anticipate the fashion preferences of our customers. We have a team of designers who, under the direction of Maurice Marciano, our Co-Chairman and Co-Chief Executive Officer, seeks to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image. Through our award-winning advertising, under the creative leadership and vision of Paul Marciano, our Co-Chairman and Co-Chief Executive Officer, we have achieved worldwide recognition of the GUESS? brand name. By retaining control over advertising and marketing activities from our headquarters in Los Angeles, we maintain the integrity, consistency and direction of the GUESS? brand image worldwide, while realizing substantial cost savings when compared to the use of outside advertising agencies.

        We have developed the "GUESS? signature image" and "GUESS? lifestyle concept," through the use of our strong and distinctive images, merchandising display themes, logos, and trademarks which are registered in approximately 169 countries.

        Advertising and Marketing.    We control all of our worldwide advertising, marketing activities and promotional materials from our headquarters in Los Angeles. GUESS Jeans, GUESS U.S.A. and Guess?, Inc. images have been showcased in dozens of major publications and in outdoor and broadcast media throughout the United States and worldwide. Our advertising campaigns promote the GUESS? image with our award winning advertising and a consistent emphasis on innovative and distinctive designs.

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

        Retail Distribution.    At December 31, 2002, we operated a total of 249 stores in the United States and Canada, consisting of 171 full-price retail stores, 11 kids stores and 67 factory outlet stores, and a retail store in Florence, Italy that is an integral part of our European design activities. Our retail network creates an upscale and inviting shopping environment and enhances our image. Distribution through our retail stores allows us to influence the merchandising and presentation of our products, build brand equity and test market new product design concepts. Our retail stores carry a full assortment of men's and women's merchandise, including most of the GUESS? licensed products. Our kids stores offer product for boys, girls and infants ages 3 months to 12 years. These stores are smaller than the adult stores and are child-friendly including special visual presentation and fixtures. Our factory outlet stores are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our own retail stores.

        Licensee Stores.    Our international licensees and distributors also operate 222 GUESS? stores in 37 countries at December 31, 2002. These stores carry apparel and accessories that are similar to those sold in the United States, including some that are tailored for local fashion sensibilities. We work closely with international licensees and distributors to ensure that their store designs and merchandise programs protect the reputation of the GUESS? trademarks. Our international licenses and distribution agreements also allow for the sale of GUESS? brand products in better department stores and upscale specialty retail stores.

        Wholesale Distribution.    We have both domestic and international wholesale distribution channels. Domestic wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading domestic wholesale customers include Federated Department Stores, Inc., The May Department Stores Company, Dillard's, Inc. and Marshall Field's (a division of Target Corporation). At December 31, 2002, our products were sold directly to consumers from approximately 900 doors in the United States. These locations include approximately 595 shop-in-shops, an exclusive selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops allow us to reinforce our GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women's or men's apparel. Through our foreign subsidiaries and our network of international distributors, our products are also found in major cities throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America.

        Licensing Operations.    The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We carefully select our trademark licensees and approve in advance all product design, advertising and packaging materials of all licensed products in order to maintain a consistent GUESS? image. We currently have 21 domestic and international licenses that include watches, eyewear, footwear, handbags, leather apparel, jewelry and related accessories. We have granted licenses for the manufacture and sale of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, North America and South America.

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

        Acquisition Strategy.    We evaluate strategic acquisitions and alliances that support and contribute to our overall growth approach. In September 2001, we completed the acquisition of the remaining 40% of the outstanding shares of Guess? Canada Corporation not already owned by the Company. We paid nominal consideration in exchange for the remaining shares of Guess? Canada Corporation and made an additional investment during the second quarter of 2001 of $3.0 million in the Canadian business to fund its ongoing operations. We further integrated the Canadian business with our U.S. business during 2002. Guess? Canada Corporation has a solid wholesale and retail presence in Canada that will help us continue to expand operations.

        Retail Store Strategy and Expansion Plans.    Our retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the performance of existing stores. During 2002, we opened a total of 24 new stores consisting of 21 new full-price retail stores and three factory outlet stores and closed two under-performing stores in the United States and Canada.

        Our retail locations build brand awareness and contribute to market penetration and growth of the brand in concert with our wholesale operations. In 2002, we increased our retail square footage by 9.1% to 1,277,000 square feet in the United States and Canada. For 2003, we plan to further increase our square footage and remodel a few existing locations. We continue to be very selective with new store locations and expect to open approximately 15 to 20 new stores in 2003.

        In 2002, total sales at our stores open for at least one year (also called "comparable store sales") decreased by 4.1% from 2001. Comparable store sales for our full priced retail stores decreased 2.5% from 2001, and comparable store sales at our factory outlet stores decreased by 7.8% from 2001. We believe the decline in total comparable store sales is attributable to lower customer traffic due to the soft retail environment, lower sales of basic items, significant decline in the men's business and increased competitive and promotional activities as a result of the conditions in the retail industry. To aid in offsetting these trends, we are committed to continuing several ongoing initiatives, including leadership in new product development, a more fashion-focused product mix, improvements in merchandising and visual presentation, the remodeling of select stores to promote a consistent brand message, and the development of a motivated team of sales professionals to service our customers and provide a favorable shopping experience.

        The look and feel of GUESS? retail and factory outlet stores play an important role in building our brand equity. To enhance the quality of our presentation, we remodeled 9 stores during 2002 and plan to remodel approximately 5 to 12 stores during 2003.

        Continue to Develop Licensee Portfolio and Expand International Business.    A primary objective of our Company is to maintain the quality and reputation of the GUESS? brand. In order to accomplish this goal, we will continue to strategically reposition our licensing portfolio by constantly monitoring and evaluating the performance of our licensees worldwide and their strength and capabilities to appropriately represent our brand. As part of this process, we will consider bringing in-house apparel licenses, where appropriate, or license lines which we produce as we did with our kids business in 2001. If we determine that licensees are performing inadequately, we will, from time to time, discontinue the existing relationship and seek out a stronger replacement licensee.

        Our girls' and boys' apparel lines are prominently featured in our new GUESS Kids stores and in girls' and boys' shop-in-shops. During 2002, we decided to license our existing children's business, then produced in-house, to the licensee of our Baby GUESS line. This new license became effective for 2002 operations. We will continue to examine opportunities to expand our licensee portfolio through strategically developing new licensees that can expand our brand penetration and are consistent with the GUESS? image.

        We believe there are significant growth opportunities in international markets. We are working closely with our international licensees and distributors to develop these opportunities and expand the availability of the GUESS? brand throughout the world.

        Improved Product Sourcing.    Over the past several years, we have refocused our product sourcing strategies to increase efficiencies, reduce costs and improve quality. We currently purchase approximately 80% of our finished products from international vendors. This is a significant change from years ago when we purchased the majority of our goods from domestic sources. We have increased our utilization of lower-cost, offshore "packaged purchases" in which we supply the product design and fabric selection, and the vendor manufactures and delivers the finished product. We have strategically aligned ourselves with sourcing vendors worldwide, who will take full responsibility for delivering quality, finished products in a timely manner. By continuing to use these packaged programs, we believe we can improve product gross margins, reduce carrying costs of raw materials and improve the timing of our deliveries and product quality. We also retain a close relationship with a number of domestic vendors located primarily in Los Angeles as it is important to react to last minute trends as well as to respond to rush reorders.

        Logistics.    In 2000, we opened an automated distribution center in Louisville, Kentucky, to replace our distribution center in Los Angeles. This 500,000 square-foot facility is near United Parcel Service's national transit hub and has contributed to the reduction of our shipping time to our stores and wholesale accounts that are east of the Mississippi River. Operating expenses relating to the Kentucky distribution center continued to decrease in 2002 from 2001 and 2000. Depending on processing volumes and productivity improvements, we expect that we will continue to reduce operating cost per unit by reducing handling costs in the new facility and will provide better service to our customers by faster shipping and reduced response times.

        E-Commerce.    We are pursuing both business-to-consumer and outside partnership agreements. Our Website, www.guess.com, a virtual storefront that promotes the GUESS? brand, became fully operational in April 1999. Designed as a customer shopping center, the site showcases GUESS? products in an easy-to-navigate format, allowing customers to see and purchase our collections of casual apparel and accessories. This virtual store has become a successful additional retail distribution channel, it has improved customer service and is a fun and entertaining alternative-shopping environment. The site also provides fashion information, provides a mechanism for customer feedback, promotes customer loyalty and enhances our brand identity through interactive content. In 2002 and 2001, the site generated net sales comparable with the top retail GUESS? stores in the chain. In 2001, the Company added a Guess Kids, Baby Guess and Guess Outlet site to create a complete product offering for our customers.

        In November 2002, GUESS.com partnered with Amazon.com giving the GUESS? Brand wider online exposure. Amazon.com recently expanded its selection to include the clothing and accessories of many major apparel brands. GUESS? was one of the first brands launched in the Amazon.com apparel site. Customers can now enjoy a one-stop shopping experience while being exposed to the latest GUESS? products and campaign images.

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

        The following table sets forth our net revenue from our channels of distribution:

	Year Ended December 31,
	2002		2001		2000
	(dollars in thousands)
Net revenue:
Retail operations	$384,456	65.9%	$380,576	56.2%	$392,539	50.4%
Wholesale operations	159,625	27.4	260,124	38.4	348,873	44.8

Net revenue from product sales	544,081	93.3	640,700	94.6	741,412	95.2
Licensing operations	39,058	6.7	36,920	5.4	37,805	4.8

Total net revenue	$583,139	100.0%	$677,620	100.0%	$779,217	100.0%

        Products.    Our product line is organized into four primary categories: men's, women's, girls' and boys' apparel. Beginning 2001 the product assortment was refocused with a narrower and deeper buying strategy using fewer stock keeping units ("SKUs") to give our customers more depth of popular styles. To take advantage of contemporary trends, we complement our core basic styles with more fashion-oriented items. Within our basic denim assortment, we have added new denim fabrics and washes. In addition, we have also added "immediates" to our merchandise assortment; these are fashion forward styles that complement our current product line and are produced on an expedited basis. Our girls' and boys' lines that were produced in-house from 1998 through 2001 were licensed beginning in 2002.

        Our line of women's apparel also includes the GUESS Collection product line, a full collection of better women's apparel incorporating a sophisticated, high fashion combination of colors and styles. These products currently are sold primarily through our retail stores and the Internet. This contemporary line is designed to complement our denim line.

        Licensed Products.    The high level of desirability of the GUESS? brand among consumers has allowed us to selectively expand our product offerings and distribution channels worldwide through trademark licensing arrangements. We currently have 21 trademark licenses. Worldwide sales of licensed products (as reported to us by our licensees) were approximately $535 million in 2002. Our net royalties from these sales, including fees from new licensees, were $39.0 million in 2002. Approximately 60.9% of our net royalties were derived from our top 5 licensees in 2002.

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

Domestic Retail Operations

        At December 31, 2002, our domestic retail operations consisted of 138 full-price retail, 11 kids and 60 factory outlet stores which sell GUESS?-labeled products in the United States and which we own and operate directly.

        Retail Stores.    Our full price domestic retail stores occupy approximately 766,300 square feet and range in size from approximately 2,000 to 13,500 square feet. Our retail stores carry a full assortment of men's and women's GUESS? merchandise, including most of our licensed products as well as GUESS Collection, our premier line that is almost exclusively available in our stores. Our domestic GUESS kids' stores occupy approximately 31,400 square feet and carry our girls' and boys' lines which was supplied by one of our licensees beginning with the Spring 2002 line, as well as infant's clothing, which is supplied by the same licensee. In 2002, our domestic full-price retail stores decreased 3.4% in comparable store sales from 2001. Sales per square foot for our domestic retail stores open at the beginning of 2001 decreased from $374 in 2001 to $344 in 2002.

        Factory Outlet Stores.    Our domestic factory outlet stores occupy approximately 330,500 square feet and range in size from approximately 1,800 to 10,700 square feet. They are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our retail stores. These stores sell selected styles of GUESS? apparel and licensed products at a discount to value-conscious customers. We also use the factory outlet stores to liquidate excess inventory and thereby protect the GUESS? image. During 2002, we opened three new factory stores and closed two under-performing stores. In 2002, comparable store sales in our domestic factory outlet stores decreased 7.9% from 2001. Sales per square foot for our domestic factory outlet stores open at the beginning of 2001 decreased from $334 in 2001 to $312 in 2002.

Domestic Wholesale Customers

        Our domestic wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading domestic wholesale customers include Federated Department Stores, Inc., The May Department Stores Company, Dillard's, Inc. and Marshall Field's (a division of Target Corporation). During 2002, our products were sold directly to consumers from approximately 900 doors in the United States.

        A major element of our merchandising strategy is our focus on trend right products supported by key fashion basics. For the women's line, we are capitalizing on feminine looks and stretch denim, with an emphasis to grow the non-denim and basics categories. The men's line is more updated with natural rugged fabrics and fashion denim with new washes.

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

        A few of our domestic wholesale customers, including some under common ownership, have accounted for significant portions of our net revenue. During 2002, Bloomingdale's, Macy's and other affiliated stores owned by Federated Department Stores, Inc. were our largest domestic wholesale customers and together accounted for approximately 8.9% of our net revenue.

International Business

        We derive net revenue and earnings outside the United States from two principal sources: sales of GUESS? brand apparel directly to six foreign distributors who distribute it to better department stores, upscale specialty retail stores and GUESS?-licensed retail stores operated by our international distributors, and royalties from licensees who manufacture and distribute GUESS? branded products outside the United States. We sell products through distributors and licensees throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America.

        At December 31, 2002, 222 GUESS? retail and outlet stores were owned and operated internationally by licensees and distributors. Our retail store license agreements generally provide detailed guidelines for store fixtures and merchandising programs. The appearance, merchandising and service standards of these stores are closely monitored to ensure that our image and brand integrity are maintained. We have been advised by our distributors and licensees that in 2003 they plan to open approximately 25 new retail stores and to remodel approximately 21 existing locations. We also own and operate a flagship GUESS? retail store in Florence, Italy.

License Agreements and Terms

        Our trademark license agreements customarily provide for a three- to five-year initial term with a possible option to renew prior to expiration for an additional multi-year period. In addition to licensing trademarks for products which complement our apparel products, we have granted trademark licenses for the manufacture and sale of GUESS? branded products similar to ours, including men's and women's denim and knitwear, in markets such as Europe, Japan, Philippines, Mexico, South Africa and South Korea. Licenses granted to certain licensees that have produced high-quality products and have demonstrated solid operating performance, such as GUESS? Handbags and GUESS? Eyewear, have been renewed and in some cases expanded to include new products or markets. In other cases, products that were formerly licensed, such as our women's knits line, is now being produced in-house. The typical license agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee's net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products and in many cases we place the ads on behalf of the licensee and are reimbursed. In addition, to protect and increase the value of our trademarks, our license agreements include strict quality control and manufacturing standards.

        To protect the GUESS? trademark and brand, our Licensing Department meets regularly with licensees to ensure consistency with our overall merchandising and design strategies and to monitor quality control. The Licensing Department approves in advance all GUESS? licensed products, advertising, promotional and packaging materials.

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

        Our Advertising Department is responsible for all worldwide advertising, which includes approval of all advertising strategies and media placements from our licensees and distributors. We use a variety of media which emphasizes print and outdoor advertising. We have focused advertisement placement in national and international contemporary fashion/beauty and lifestyle magazines including Vanity Fair,

Marie Claire, Elle, W and Vogue. By retaining control over our advertising programs, we are able to maintain the integrity of the GUESS? brand image while realizing substantial cost savings compared to outside agencies.

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

        We do not own any production equipment other than cutting machinery. To remain competitive, in recent years we have increasingly been sourcing our finished products globally. During 2002, we sourced approximately 80% of our finished products from third-party suppliers located outside the United States. Most of these finished products are acquired as package purchases where we supply the design and fabric selection and the vendor supplies the finished product. Although we have long-term relationships with many of our vendors, we do not have long-term written agreements with them. Our production and sourcing staff in Los Angeles oversees aspects of apparel manufacturing, quality control and production, and researches and develops new sources of supply.

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

Distribution Center

        We utilize distribution centers at strategically located sites. Until 1999, distribution of our products in the United States was centralized in our facility in Los Angeles, California, which we operate and lease from a related party. In January 2000, we opened an automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles. This facility was fully operational in the second quarter of 2000. Our distribution center in Montreal, Canada handles distribution of our products in Canada. We also own ten percent of a licensee that operates a distribution center in Florence, Italy and services Europe. Additionally, we utilize a contract warehouse in Hong Kong that services the Pacific Rim.

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

Competition

        The apparel industry is highly competitive and fragmented, and is subject to rapidly changing consumer demands and preferences. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the GUESS? brand image. We compete with numerous apparel manufacturers and distributors and several well-known designers that have recently entered or re-entered the designer denim market. Our retail and factory outlet stores face competition from other retailers, including some of our major wholesale customers. Our licensed apparel and accessories also compete with a substantial number of designer and non-designer lines and various other well-known brands. Many of our competitors, including The Gap, Abercrombie & Fitch, DKNY, Polo Ralph Lauren and Tommy Hilfiger, among others, have greater financial resources than we do. Although the level and nature of competition differ among our product categories, we believe that we compete on the basis of our brand image, quality of design, workmanship and product assortment.

Information Systems

        We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in computer hardware, system applications and networks. Our computer information systems consist of a full range of financial, distribution, merchandising, in-store, supply chain and other systems.

Trademarks

        We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, Question Mark and Triangle Design, BRAND G, and a stylized G, GUESS Kids, Baby GUESS, GUESS Collection. At December 31, 2002, we had approximately 2,100 U.S. and internationally registered trademarks or trademark applications pending with the trademark offices of the United States and in approximately 170 countries around the world. From time to time, we adopt new trademarks in connection with the marketing of new product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.

        Like many well-known brands, our trademarks are subject to infringement. We have staff devoted to the monitoring and aggressive protection of our trademarks worldwide.

Wholesale Backlog

        We maintain a model stock program in our basic denim products which allows us generally to replenish a customer's inventory within 48 hours. We typically receive orders for our fashion apparel 90 to 120 days prior to the time the products are delivered to stores. At March 15, 2003, we had unfilled wholesale orders, consisting primarily of orders for fashion apparel, of approximately $46.4 million, compared to $65.0 million for such orders at March 17, 2002. The backlog of wholesale orders at any given time is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Employees

        We strongly believe that our employees ("associates") are our most valuable resources. At December 31, 2002, there were approximately 4,900 associates, including corporate personnel employed by GUESS in the United States and Canada. Associates include approximately 1,100 in our wholesale and corporate operations and 3,800 in our retail operations.

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

Website Access to Our Periodic SEC Reports

        Our Internet website can be found at www.guess.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 159(d) of the Exchange Act, as soon as reasonably practicable after we electronically filed them with, or furnish them to, the SEC. We may from time to time provide important disclosures to our investors by posting them in the investor relations section of our website, as allowed by SEC rules.

ITEM 2. Properties

        Certain information concerning our principal facilities, all of which are leased at December 31, 2002, is set forth below:

Location	Use	Approximate Area in Square Feet
1444 South Alameda Street Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, distribution and warehouse facilities, production control, and sourcing	442,000
1610 Freeport Drive Louisville, Kentucky	Distribution and warehousing facility	500,000
144 S. Beverly Drive Beverly Hills, California	Administrative offices	5,600
1385 Broadway New York, New York	Administrative offices, public relations, and showrooms	36,000
Atlanta, Georgia	Showroom	1,000
Dallas, Texas	Showroom	6,500
Chicago, Illinois	Showroom	2,100
Los Angeles, California	Showroom	4,400
Montreal, Canada	Administrative offices and warehouse facilities	93,000
Kowloon, Hong Kong	Distribution and licensing coordination control	5,200
Florence, Italy	Administrative office and retail store	4,100

        Our corporate, wholesale and retail headquarters and certain production and warehousing facilities are located in Los Angeles, California and in Beverly Hills, California consisting of six buildings totaling approximately 447,600 square feet. All of these properties are leased by us, and certain of these facilities are leased from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano, Paul Marciano and Armand Marciano and their families (the "Principal Stockholders") pursuant to leases that expire in February 2006 and July 2008. The total lease payments to these limited partnerships are $269,000 per month with aggregate minimum lease commitments to these partnerships at December 31, 2002 totaling approximately $14.0 million. See "Item 13. Certain Relationships and Related Transactions."

        Through early 2000, distribution of our products in the United States was centralized in our Los Angeles, California facility. In 2000, we leased an automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles. We also own ten-percent of a licensee that leases and operates a distribution center in Florence, Italy and services Europe. Additionally, we utilize a contract warehouse in Hong Kong that services the Pacific Rim.

        We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facility and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through March 2016. These facilities are located principally in the United States, with aggregate minimum lease commitments, at December 31, 2002, totaling approximately $330.8 million.

        The current terms of our store leases, excluding renewal options, expire as follows:

Years Lease Terms Expire	Number of Stores
2003-2005	93
2006-2007	62
2008-2010	46
2011-2013	47
Thereafter	1

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

        On May 4, 2000, a complaint was filed against the Company and Mr. Paul Marciano in the Los Angeles Superior Court—Michel Benasra v. Paul Marciano and Guess?, Inc. The complaint grows out of the arbitration between the Company and PLB, wherein the Company was awarded $7.7 million. The plaintiff, the President of PLB, alleges that defendants made defamatory statements about him during the arbitration. Plaintiff seeks general damages of $50,000,000 and unspecified punitive damages. We moved to compel arbitration of this matter, or alternatively, to strike the action under the state's anti-SLAPP (Strategic Litigation Against Public Participation) statute. The motion to compel arbitration was denied and that ruling was affirmed on appeal. On May 15, 2002, our motion to strike the case was granted.

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

        Most major corporations, particularly those operating retail businesses, become involved from time to time in a variety of employment-related claims and other matters incidental to their business in addition to those described above. In the opinion of our management, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our results of operations or financial condition; however, we cannot predict the outcome of these matters.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote during the fourth quarter of fiscal year 2002.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Since August 8, 1996, the Company's common stock has been listed on the New York Stock Exchange under the symbol 'GES.' The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape:

	High	Low
Year ended December 31, 2002
First Quarter 2002	$9.35	$7.30
Second Quarter 2002	8.25	6.25
Third Quarter 2002	7.31	4.29
Fourth Quarter 2002	5.45	3.30
Year ended December 31, 2001
First Quarter 2001	$8.00	$4.81
Second Quarter 2001	8.62	4.96
Third Quarter 2001	8.75	5.90
Fourth Quarter 2001	8.60	5.30

        On March 18, 2003, the closing sales price per share of the Company's common stock, as reported on the New York Stock Exchange Composite Tape, was $3.68. On March 18, 2003, there were 230 holders of record of the Company's common stock.

Dividend Policy

        We intend to use our cash flow from operations in 2003 principally to finance the expansion and remodel of our retail stores, shop-in-shop programs, systems, infrastructure and operations. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The agreement governing our revolving credit facility restricts the payment of dividends by the Company.

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

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of earnings data:
Net revenue	$583,139	$677,620	$779,217	$599,650	$471,931
Earnings (loss) from operations	(8,526)	23,829	42,468	93,776	57,046
Earnings (loss) before interest and income taxes	(7,701)	23,347	43,349	96,485	56,183
Income taxes (benefit)	(5,550)	4,500	13,100	35,200	18,180
Net earnings (loss)	(11,282)	6,242	16,493	51,900	25,111
Earnings per share:
Basic	$(0.26)	$0.14	$0.38	$1.21	$0.59
Diluted	$(0.26)	$0.14	$0.38	$1.20	$0.59
Weighted number of shares outstanding—basic	43,392	43,656	43,464	43,005	42,904
Weighted number of shares outstanding—diluted	43,392	43,958	43,819	43,366	42,919
	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance sheet data:
Working capital(1)	$21,426	$95,263	$96,289	$97,944	$101,310
Total assets	349,532	362,463	419,683	369,036	263,772
Notes payable and long-term debt	1,480	80,119	103,781	83,363	99,000
Net stockholders' equity	166,280	177,924	175,156	167,355	100,409

(1)
Working capital at December 31, 2002, reflects the $79.6 million of 9 1/2% Senior Subordinated Notes due August 2003, as current debt. The Company is currently in the process of refinancing this debt.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

        The following table sets forth actual operating results for the 2002, 2001 and 2000 fiscal years as a percentage of net revenue:

	Year Ended December 31,
	2002	2001	2000
Product sales	93.3%	94.6%	95.2%
Net royalties	6.7	5.4	4.8

Total net revenue	100.0	100.0	100.0
Cost of product sales	65.8	66.1	63.6

Gross profit	34.2	33.9	36.4
Selling, general and administrative expenses	34.8	29.7	30.0
Litigation settlement	(0.7)	—	—
Gain on disposition of property and equipment	—	(0.1)	—
Recovery related to distribution facility relocation	—	—	(0.2)
Restructuring, impairment and severance charges	1.6	0.8	1.1

Earnings (loss) from operations	(1.5)	3.5	5.5
Interest, net	1.6	1.9	1.8
Other, net	(0.1)	0.1	(0.1)

Earnings (loss) before income taxes	(3.0)	1.5	3.8
Income taxes (benefit)	(1.0)	0.6	1.7

Net earnings (loss)	(2.0)%	0.9%	2.1%

Year ended December 31, 2002 Compared to Year ended December 31, 2001.

        Net revenue.    Net revenue decreased $94.5 million or 13.9% to $583.1 million for the year ended December 31, 2002, from $677.6 million for the year ended December 31, 2001. The decrease was primarily attributable to the decline of wholesale revenues.

        Net revenue from retail operations increased $3.9 million, or 1.0%, to $384.5 million for the year ended December 31, 2002, from $380.6 million for the year ended December 31, 2001. A comparable stores sales decline of 4.1% for the year, or approximately $15.3 million, was more than offset by sales at new stores. The highly promotional conditions and an overall difficult retail environment negatively impacted sales for 2002.

        Net revenue from wholesale operations decreased $100.5 million or 38.6% to $159.6 million for the year ended December 31, 2002, from $260.1 million for the year ended December 31, 2001. Net revenue from domestic and international wholesale operations decreased, for the year ended December 31, 2002, by $96.7 million to $107.3 million and by $3.8 million to $52.3 million, respectively. Wholesales revenue in 2001 included $27.6 million of kids business, which was licensed out beginning in the first quarter of 2002. $24.9 million of this amount was sold to domestic wholesale customers and $2.7 million of this amount was sold to international wholesale customers. Excluding the kids business for the prior year results, wholesale revenue declined by $72.9 million or 31.4%. The decrease in the current year domestic wholesale net revenue is attributable to continued cautious purchasing by department store buyers in response to lower consumer spending and higher allowances, together with a decrease in the number of locations in which our product is sold and the promotional environment at retailers. International wholesale net revenue decreased primarily as a result of decreased sales in Asia partially offset by improved sales in Europe for the 2002 fiscal year.

        Net royalties from licensing operations increased by $2.1 million, or 5.7%, to $39.0 million for the year ended December 31, 2002, from $36.9 million for the year ended December 31, 2001. The increase in net royalties is primarily due to the licensing of our kids line in 2002, which resulted in $1.6 million of additional royalties, and royalty adjustments from licensee audits.

        Gross profit.    Gross profit decreased $30.5 million or 13.3% to $199.3 million for the year ended December 31, 2002, from $229.8 million for the year ended December 31, 2001. The decrease in gross profit resulted from lower revenues and the Company's decision to clear more inventory through the wholesale off-price channels and factory stores, higher level of markdown allowances to department store customers and increased retail occupancy costs.

        Gross margin (gross profit as a percentage of total net revenue) improved slightly to 34.2% for the year ended December 31, 2002, from 33.9% for the year ended December 31, 2001. Gross margin from product sales decreased to 29.5% for the year ended December 31, 2002, from 30.1% for the year ended December 31, 2001.

        Gross margin in our retail operations in 2002 was positively impacted by better sourcing partially offset by promotional markdowns and higher occupancy costs due to the lower sales productivity of new and existing stores. However, gross margins in the wholesale domestic operations were adversely impacted by higher markdown allowances to the Company's department store customers and sales to off-price channels at prices below cost. Partially offsetting the decrease in margin from product sales was the increase in royalty revenue as a percentage of total revenue, which has no associated cost of sales. Royalty revenue as a percentage of total net revenue increased from 5.4% in 2001 to 6.7% in 2002.

        Selling, general and administrative expenses.    Selling, general and administrative ("SG&A") expenses increased $1.4 million, or 0.7%, to $202.9 million, or 34.8% of net revenues for the year ended December 31, 2002, from $201.5 million, or 29.7% of net revenues for the year ended December 31, 2001.

        The increase of SG&A expenses in 2002 compared to 2001 was the result of higher retail store selling expense related to 24 new stores and higher advertising costs, partially offset by continuous cost containment initiatives that were implemented beginning in late 2000 and continued throughout 2002, in both the retail and wholesale businesses.

        Litigation settlement.    During 2002, the Company received approximately $4.3 million in a litigation settlement.

        Restructuring, impairment and severance charges.    During the year ended December 31, 2002, the Company recorded restructuring, impairment and severance charges of $9.2 million ($6.2 million after tax or $0.14 per diluted share). Included in this charge, the Company recorded $1.5 million in additional costs for rent paid, estimated rent to be paid and lease exit costs related to excess leased facilities and under performing stores which will be abandoned or closed in 2003. In addition, $6.9 million of the charges represented the write-down of the value of certain impaired assets, including fixed assets related to unprofitable stores. The remaining $0.8 million of the charge was related to severance costs for the termination of 59 employees, which was part of the Company's continuing efforts to reduce costs, improve productivity, streamline its corporate structure and consolidate operations. Approximately $0.4 million of the severance remained unpaid and accrued on the balance sheet at year end. The Company expects the remaining severance costs to be paid during 2003.

        Earnings from operations.    Earnings from operations decreased $32.3 million, or 135.7%, to a loss of $8.5 million in 2002 from earnings of $23.8 million, or 3.5% of net revenue in 2001. Excluding the restructuring, impairment and severance charges of $9.2 million and $5.5 million, in 2002 and 2001, respectively, and the litigation settlement of $4.3 million in 2002, the loss from operations would have been $3.6 million in 2002 and earnings from operations would have been $29.3 million in 2001. Earnings from operations decreased in the retail segment to $3.1 million in 2002 from $4.1 million in 2001 primarily due to a 4.1% decline in comparable store sales and the costs of operating 24 new stores for 2002. Excluding the restructuring, impairment and severance charges of $7.5 million and $3.4 million, in 2002 and 2001, respectively, included in the retail segment, earnings from operations would have been $10.6 million in 2002 compared with earnings from operations of $7.5 million in 2001. The wholesale segment reported a loss of $44.9 million in 2002 as compared to a loss of $11.2 million in 2001. The increase in the operating loss for the wholesale segment is principally attributable to a 38.6% decrease in sales and lower margins due to increased promotional activity and losses on sales through the off-price channel. Excluding the restructuring, impairment and severance charges of $1.7 million and the litigation settlement of $4.3 million included in the wholesale segment, the loss from operations would have been $47.5 million. Earnings from operations for the licensing operating segment increased to $33.3 million in 2002, from $30.9 million in 2001.

        Interest expense, net.    Interest expense, net, decreased $3.5 million or 27.8% to $9.1 million for the year ended December 31, 2002, from $12.6 million for the year ended December 31, 2001. This decrease is attributable to a lower outstanding average debt, resulting from a lower inventory position, successful cost containment measures and slightly lower capital expenditures during 2002. For the year ended December 31, 2002, the average debt balance was $85.4 million, with an average effective interest rate of 9.2%. For the year ended December 31, 2001, the average debt balance was $114.8 million, with an average effective interest rate of 8.6%.

        Income taxes.    The income tax benefit for the year ended December 31, 2002, was $5.5 million, or a 33.0% effective tax rate. The income tax provision for the year ended December 31, 2001, was $4.5 million, or a 41.9% effective tax rate.

        Net earnings (loss).    Net earnings decreased by $17.5 million to a loss of $11.3 million for the year ended December 31, 2002, from earnings of $6.2 million for the year ended December 31, 2001.

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

        Net royalties from licensing operations decreased slightly by $0.9 million, or 2.3%, to $36.9 million for the year ended December 31, 2001, from $37.8 million for the year ended December 31, 2000. The decline in net royalties was primarily due to the weakened global economic environment, particularly in the U.S., Europe, Japan and South Korea.

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

        The decrease in gross margin from product sales was impacted by both our retail and wholesale operations. Gross margin in our retail operations in fiscal year 2001 was negatively impacted by increased promotional markdowns to reduce excess inventory and higher occupancy costs due to the lower sales productivity of new and existing stores. Gross margins in the wholesale domestic operations were adversely impacted by lower shipments to our wholesale customers and sales to off-price channels at prices below cost. Partially offsetting the decrease in margin from product sales was the increase in royalty revenue as a percentage of total revenue, which has no associated cost of sales. Royalty revenue as a percentage of total net revenue increased from 4.8% in 2000 to 5.4% in 2001.

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

Liquidity and Capital Resources

        On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as Arranger and Administrative Agent ("Credit Facility"), which replaces a previous credit agreement. The term of the Credit Facility is for a period of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company's Canadian subsidiaries under a separate credit agreement (currently $15 million). The Credit Facility includes a $47.5 million sub-limit for letters of credits. Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers. For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company's financial performance as measured by a cash flow test. This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Monthly commitment fees under the Credit Facility are 37.5 basis points per annum times the difference between $60 million and the amount of outstanding loans and letters of credit. The Credit Facility requires the Company to maintain a minimum tangible net worth if excess availability under the Credit Facility is less than $20 million. At December 31, 2002, the Company had $1.5 million in outstanding borrowings under the Credit Facility, $7.2 million in outstanding standby letters of credit, $16.6 million in outstanding documentary letters of credit, and approximately $38.4 million available for future borrowings. As of December 31, 2002, the Company was in compliance with all of its covenants under the Credit Facility.

        During the second quarter of the pending fiscal year, Guess? Royalty Finance LLC (the "Issuer"), an indirect wholly owned subsidiary of the Company, intends to issue in a private placement approximately $75 million of asset-backed notes (the "Secured Notes") secured by rights and interests in specific license agreements of specified Guess? trademarks and monies payable or becoming payable in respect of royalties thereunder. The Secured Notes will be secured by the royalties generated under such specified license agreements (and any replacement license agreements or additional license agreements specified later), and will have the benefit of a guarantee (the "Guarantee") issued by Guess? IP Holder L.P. ("IP Holder"), another indirectly wholly-owned subsidiary of the Company. The Guarantee will be secured by the relevant license agreements and all trademarks and intellectual property subject to such license agreements (and the related goodwill), as well as by payments by the Company under a non-exclusive license back to the Company by IP Holder of those same trademarks. Before the issuance of the Secured Notes, all of the most valuable trademarks and intellectual property of the Company, as well as the relevant licenses, will have been contributed by the Company and its subsidiary Guess Licensing Inc. to IP Holder, and IP Holder will have conveyed the rights to receive royalties under and to enforce these licenses to the Issuer. Hence, such assets will not be generally available to satisfy claims of other creditors of the Company or of Guess Licensing. Various payment and non-payment defaults specified in agreements relating to the transfers of such assets and issuance of the Secured Notes may result in the holders of the Secured Notes (or the related trustee on their behalf) having remedies that include (i) licensing such trademarks to new or additional licensees on different terms and marketing the resulting goods in distribution channels not currently utilized by the Company or its licensees, in order to generate increased short term cash flows available to make payments on the Secured Notes, and (ii) foreclosing on and selling to third parties the licenses, trademarks, and goodwill to satisfy payments on the Secured Notes. Moreover, monies paid on license agreements to IP Holder, including by the Company on the license back to the Company, will not be distributable as dividends by IP Holder to the Company after the occurrence and during the continuance of most such events of default.

        Certain protections against default or the precipitous exercise of such remedies to the detriment of the interests of the Company are set forth in the agreements relating to the transfers of such assets and issuance of the Secured Notes, including provisions that (i) allow IP Holder to prepay the Secured Notes in full at any time, (ii) create significant cure periods for many events of default, and (iii) prevent the termination of the license back to the Company (other than for sustained non-payment of the royalties due thereunder to IP Holder) and that forbid the exercise of such remedies in violation of the provisions of other third party license agreements. Notwithstanding these protections, the issuance of the Secured Notes, conveyance of such assets and issuance of the Guarantee will result in the Company losing some flexibility in its management of such assets and do create the possibility that the Company will lose, or lose control of, such assets if the Secured Notes are not paid timely and in full.

        The notes are anticipated to have a 9-year term with a fixed interest rate and with quarterly interest and principal payments. The notes are expected to be subject to an interest reserve account of the greater of (1) $1.75 million, and (2) (a) from the period of issuance until the first payment date, the product of the interest rate and the outstanding principal amount divided by 2, and (b) thereafter the product of the interest rate and the outstanding principal amount. The net proceeds are intended to be used to repay a portion of the 9 1/2% Senior Subordinated Notes due August 2003.

        The Company has discussed alternative financing with its senior lender under its Credit Facility and another lender, and should the transaction discussed above not be completed, the Company expects to refinance the 9 1/2% Senior Subordinated Notes due August 2003 through borrowing availability under its Credit Facility, other financing alternatives it is currently evaluating and cash flow from operations. There can be no assurances that, in the event the securitization transaction noted above is not completed on a timely basis, these alternative financings will be available or at attractive terms.

        According to the terms of the Credit Facility, the Company had committed to refinance or extend the maturity of its existing subordinated debt by February 28, 2003. The Company intends to use the proceeds of the above transaction to refinance a portion of the subordinated debt due in August 2003; however, the process of marketing and completing the transaction has taken longer than originally expected due to the technical nature of the transaction, and as a result, the Company was not able to close the transaction by the February 28, 2003 deadline. Consequently, the Company and its lenders amended the Credit Facility effective February 25, 2003, to extend the deadline to April 30, 2003.

        During the fiscal year 2002, the Company relied on trade credit and internally generated funds to finance its operations and expansion. Net cash provided by operating activities was $29.6 million for the year ended December 31, 2002 compared to $71.8 million of cash provided by operating activities for the year ended December 31, 2001. The decrease in net cash provided by operating activities was primarily attributable to lower earnings and inventory declining at a significantly lower rate than compared to 2001, partially offset by a corresponding lower rate of decline in the accounts payable balance. At December 31, 2002, the Company had working capital of $21.4 million compared to $95.3 million at December 31, 2001. Working capital at December 31, 2002 includes the impact of reflecting the 9 1/2% Senior Subordinated Notes due 2003 as current debt.

        Capital expenditures totaled $22.7 million and $22.9 million, net of lease incentives granted of $6.7 million and $0.7 million for 2002 and 2001, respectively. The Company's capital expenditures planned for 2003 are approximately $18 million, primarily for retail store expansion, including our expansion in Canada, store remodelings, investments in information systems and enhancements and other infrastructure.

        The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on its debt, primarily with borrowings under the Credit Facility, the proposed private placement transaction discussed above and cash flow from operations.

        In January 2002, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP. During 2002, 66,771 shares of the Company's common stock were issued pursuant to the ESPP at an average price of $4.86 per share for a total of $0.3 million.

        In May 2001, the Company's Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in open market transactions. During 2002, the Company purchased 606,000 shares at an aggregate cost of $3.2 million, or an average of $5.21 per share. Since the inception of the share repurchase program in May 2001, the Company has purchased 1,137,000 shares at an aggregated cost of $7.1 million, or an average of $6.26 per share.

Application of Critical Accounting Policies

        The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an ongoing basis including those related to the valuation of inventories, accounts receivable allowances, the useful life of assets for depreciation, restructuring expense and accruals, evaluation of impairment, recoverability of deferred taxes and evaluation of net recoverable amounts and accruals for the sublet of certain lease obligations. The Company believes that of its significant accounting policies the following involve a higher degree of judgment and complexity.

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

Valuation of goodwill, intangible and other long-lived assets:

        The Company periodically assesses the impairment of its long-lived assets (i.e., goodwill, and property and equipment) which requires the Company to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset's ability to continue to generate income from operations and positive cash flow in future periods or significant changes in its strategic business objectives and utilization of the assets. If the assets are assessed to be recoverable, they are amortized over the periods benefited. If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. As a result of the adoption of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, the Company did not record approximately $1.2 million of goodwill amortization during fiscal 2002, while a comparable amount was recorded in the fiscal 2001 period.

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

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements", and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. This interpretation also requires extensive disclosures, including disclosures that are applicable to December 31, 2002 financial statements. The Company does not expect that the adoption of this interpretation will have any impact on its financial position or results of operations because the Company has no variable interest entities.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation clarifies the requirements of a guarantor in accounting for and disclosing certain guarantees issued and outstanding. This interpretation is effective for fiscal years ending after December 15, 2002. The adoption of this interpretation did not have any impact on the Company's financial position or results of operations in 2002.

        On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Furthermore, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. We have included the required disclosures in the notes to the consolidated financial statements.

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

        Specific risks and uncertainties of which you should be aware include, but are not limited to, the following:

  Our business is dependent on the fashion industry and could suffer from adverse changes including the following:

  •
  reduced levels of consumer spending resulting from (1) a general economic downturn, (2) changes in interest rates, (3) the availability of consumer credit, (4) changes in taxation rates, (5) consumer confidence in future economic conditions, or (6) reduced levels of consumer disposable income;
  •
  introduction of new products or pricing changes by our competitors; or
  •
  a lower number of fashion retailers carrying our products or an increase in the ownership concentration of fashion retailers.

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

  Our business is impacted by general economic and political conditions and could be adversely affected by:

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

  Our business is subject to a number of other risks. Our business could be adversely affected by any:

  •
  lack of continued availability of sufficient working capital;

  •
  inability to integrate new stores into existing operations;

  •
  inability to strengthen our inventory cost accounting controls and procedures;

  •
  continued or accelerated decline in the revenues of our wholesale segment;

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

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

Forward Exchange Contracts	U.S. Dollar Equivalent	Maturity Date	Fair Value in U.S. $ at December 31, 2002
Canadian dollars	$1,000,000	December 16, 2002 to January 16, 2003	$998,092
Canadian dollars	1,000,000	January 2, 2003 to January 31, 2003	1,009,222
Canadian dollars	1,000,000	February 3, 2003 to February 28, 2003	995,357
Canadian dollars	1,000,000	March 3, 2003 to March 31, 2003	994,976

        Based upon the rates at December 31, 2002, the cost to buy the equivalent U.S. dollars discussed above was approximately $4.0 million Canadian currency.

        At December 31, 2002, 98.2% of the Company's indebtedness contained a fixed interest rate of 9.5%. Substantially all of the Company's remaining indebtedness, including borrowings under its $85 million credit facility, is at variable rates of interest. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. A 100 point basis change in the interest rate is not expected to significantly impact the Company's operating results.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10. Directors and Executive Officers

        The information required by this item can be found under the caption "Directors and Executive Officers" of the Company's Proxy Statement (the "Proxy Statement") to be distributed on or about April 11, 2003, for the 2002 Annual Meeting of Stockholders to be held on May 12, 2003. Such information is incorporated herein by reference.

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

ITEM 14. Controls and Procedures

        Under the supervision and with the participation of the Company's management, including Maurice Marciano and Paul Marciano as Co-Chief Executive Officers, Carlos Alberini as President and Chief Operating Officer and Frederick G. Silny as Senior Vice President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on the evaluation, Maurice Marciano, Paul Marciano, Carlos Alberini and Frederick G. Silny have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

PART IV

ITEM 15. Exhibits, Consolidated Financial Statement Schedule, and Reports on Form 8-K

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

(b)
Reports on Form 8-K

  Form 8-K filed on October 10, 2002 announcing the execution of the Loan and Security Agreement by and among Wachovia Securities, Inc., as the Arranger and Administrative Agent and Congress Financial Corporation (Western) as Lender and Guess?, Inc., Guess? Retail, Inc. and Guess.com, Inc., as borrowers, dated as of September 27, 2002.

Guess?, Inc.
Form 10-K

Items 8, and 14(a) and 14(d)
Index to Consolidated Financial Statements and Financial Statement Schedule

1 Independent Auditors' Report	F-2
2 Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-7
3 Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts	F-29

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Guess?, Inc.:

        We have audited the accompanying consolidated financial statements of Guess?, Inc. and Subsidiaries as of December 31, 2002 and 2001 as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guess?, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Los Angeles, California February 24, 2003

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

	2002	2001
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$31,753	$31,870
Receivables, net	35,437	40,500
Inventories, net	95,683	96,105
Prepaid expenses and other current assets	11,278	10,141
Deferred tax assets	14,836	10,420

Total current assets	188,987	189,036
Property and equipment, at cost, net of accumulated depreciation and amortization	128,097	145,385
Other assets, at cost, net of accumulated amortization	32,448	28,042

	$349,532	$362,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$80,138	$7,609
Accounts payable	44,460	47,933
Accrued expenses	42,963	38,231

Total current liabilities	167,561	93,773
Notes payable and long-term debt, excluding current installments	1,480	80,119
Other liabilities	14,211	10,647

	183,252	184,539

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued 64,203,462 and 63,954,881 shares at 2002 and 2001, outstanding 43,076,767 and 43,392,989 shares at 2002 and 2001, respectively	150	147
Paid-in capital	170,111	168,100
Deferred compensation	(729)	(320)
Retained earnings	155,896	167,178
Accumulated other comprehensive loss	(1,565)	(2,447)
Treasury stock, 21,126,695 and 20,561,892 shares repurchased at 2002 and 2001, respectively	(157,583)	(154,734)

Net stockholders' equity	166,280	177,924

	$349,532	$362,463

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(in thousands, except per share data)
Net revenue:
Product sales	$544,081	$640,700	$741,412
Net royalties	39,058	36,920	37,805

	583,139	677,620	779,217
Cost of product sales	383,806	447,825	495,604

Gross profit	199,333	229,795	283,613
Selling, general and administrative expenses	202,930	201,527	234,067
Gain on disposition of property and equipment	—	(1,063)	—
Litigation settlement	(4,250)	—	—
Recovery related to distribution facility relocation	—	—	(1,545)
Restructuring, impairment and severance charges	9,179	5,502	8,623

Earnings (loss) from operations	(8,526)	23,829	42,468
Other expense (income):
Interest, net	9,131	12,605	13,756
Other, net	(825)	482	(881)

	8,306	13,087	12,875

Earnings (loss) before income taxes (benefit)	(16,832)	10,742	29,593
Income taxes (benefit)	(5,550)	4,500	13,100

Net earnings (loss)	$(11,282)	$6,242	$16,493

Earnings (loss) per share:
Basic	$(0.26)	$0.14	$0.38
Diluted	$(0.26)	$0.14	$0.38
Weighted number of shares outstanding
Basic	43,392	43,656	43,464
Diluted	43,392	43,958	43,819

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2002, 2001 and 2000

	Compre- hensive Income	Common Stock	Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(in thousands)
Balance at December 31, 1999		$141	$163,300	—	$144,443	$10,247	$(150,776)	$167,355
Comprehensive income:
Net earnings	$16,493	—	—	—	16,493	—	—	16,493
Foreign currency translation adjustment	38	—	—	—	—	38	—	38
Unrealized loss on investments, net of tax effect	(12,318)	—	—	—	—	(12,318)	—	(12,318)

Total comprehensive income	$4,213

Issuance of common stock under stock option plan, net of tax effect		3	3,585	—	—	—	—	3,588
Deferred compensation		2	948	(950)	—	—	—	—

Balance at December 31, 2000		146	167,833	(950)	160,936	(2,033)	(150,776)	175,156
Comprehensive income:
Net earnings	$6,242	—	—	—	6,242	—	—	6,242
Foreign currency translation adjustment	(803)	—	—	—	—	(803)	—	(803)
Unrealized gain on investments, net of tax effect	389	—	—	—	—	389	—	389

Total comprehensive income	$5,828

Issuance of common stock under stock option plan, net of tax effect		1	211	—	—	—	—	212
Deferred compensation		—	56	630	—	—	—	686
Purchase of treasury stock	—	—	—	—	—		(3,958)	(3,958)

Balance at December 31, 2001		147	168,100	(320)	167,178	(2,447)	(154,734)	177,924
Comprehensive income (loss):
Net loss	$(11,282)	—	—	—	(11,282)	—	—	(11,282)
Foreign currency translation adjustment	1,011	—	—	—	—	1,011	—	1,011
Unrealized loss on investments, net of tax effect	(129)	—	—	—	—	(129)	—	(129)

Total comprehensive loss	$(10,400)

Issuance of common stock under stock compensation plans, net of tax effect		2	619	—	—	—	—	621
Issuance of stock under ESPP		1	16	—	—	—	309	326
Deferred compensation		—	1,376	(409)	—	—	—	967
Purchase of treasury stock		—	—	—	—	—	(3,158)	(3,158)

Balance at December 31, 2002		$150	$170,111	$(729)	$155,896	$(1,565)	$(157,583)	$166,280

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(11,282)	$6,242	$16,493
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	37,727	39,751	33,311
Amortization of other assets	252	1,271	881
Deferred income taxes	(8,867)	1,480	(6,729)
Loss on disposition of property and equipment	8,152	797	3,340
Other items, net	362	211	1,039
Changes in operating assets and liabilities:
Accounts receivable	5,063	(6,117)	5,290
Inventories	422	48,115	(37,596)
Prepaid expenses and other assets	(370)	9,868	(4,307)
Accounts payable	(3,473)	(36,110)	22,308
Accrued expenses	1,603	6,272	(3,858)

Net cash provided by operating activities	29,589	71,780	30,172

Cash flows from investing activities:
Purchases of property and equipment, net of lease incentives	(22,692)	(22,866)	(79,134)
Proceeds from the disposition of property and equipment	1,494	3,096	3,133
Net proceeds from the sale of short-term investments	—	—	350
Net proceeds from the sale of long-term investments	75	55	—
Acquisition of license	(1,347)	(500)	(82)

Net cash used in investing activities	(22,470)	(20,215)	(75,733)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt	48,919	150,160	204,661
Repayment of notes payable and long-term debt	(55,029)	(180,014)	(177,916)
Issuance of common stock	1,914	898	3,588
Purchase of treasury stock	(3,158)	(3,958)	—

Net cash provided by (used in) financing activities	(7,354)	(32,914)	30,333
Effect of exchange rates on cash	118	(113)	(79)

Net (decrease) increase in cash	(117)	18,538	(15,307)
Cash and cash equivalents at beginning of year	31,870	13,332	28,639

Cash and cash equivalents at end of year	$31,753	$31,870	$13,332

Supplemental disclosures
Cash paid (received) during the year for:
Interest	$9,221	$12,647	$11,951
Income taxes	1,186	(6,796)	24,604

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

Principles of Consolidation

        The consolidated financial statements include the accounts of Guess?, Inc. and its wholly-owned subsidiaries as follows: GUESS? Retail, Inc., GUESS? Licensing, Inc., Guess.com, Inc., Guess Europe, B.V., a Netherlands corporation ("GEBV"), and GUESS? Canada Corporation ("Guess Canada," formerly named Strandel Inc.), a Canadian corporation. GEBV holds three wholly-owned subsidiaries: Ranche, Limited, a Hong Kong corporation ("Ranche"), Guess Asia, a Hong Kong corporation, and Guess Italia, S.r.l., an Italian corporation ("Guess Italia"). In 2000, Guess held a 60% interest in Guess Canada and acquired the remaining 40% in 2001. The Company recorded 100% of the results of GUESS? Canada in both 2002 and 2001. Accordingly, all references herein to "Guess?, Inc." include the consolidated results of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated during the consolidation process.

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

Earnings (Loss) per Share

        Basic earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents such as stock options.

        The reconciliation of basic to diluted weighted average shares is as follows (in thousands):

	2002	2001	2000
Weighted average shares used in basic computations	43,392	43,656	43,464
Dilutive stock options	—	302	355

Weighted average shares used in diluted computation	43,392	43,958	43,819

        The diluted loss per share for fiscal year 2002 was computed using the basic weighted-average number of shares outstanding and excluded 2,842,766 shares, as their effect would be antidilutive when applied to losses. Options to purchase 1,043,251, and 550,000 shares of common stock at prices ranging from $7.00 to $27.31, and $17.64 to $27.31 were outstanding during 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the shares of common stock and therefore such options would be antidilutive.

Concentration of Credit Risk

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. The Company maintains cash with various major financial institutions and performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any institution. The Company extends credit to corporate customers based upon an evaluation of the customer's financial condition and credit history and generally requires no collateral. The Company's customers are principally located throughout North America, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. However, such credit risk is considered limited due to the Company's large customer base. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company's credit losses for the periods presented are insignificant and have not significantly exceeded management's estimates. A few of the Company's domestic wholesale customers, including some under common ownership, have accounted for significant portions of its net revenue. Bloomingdale's, Macy's and other affiliated stores owned by Federated Department Stores, Inc. together accounted for approximately 8.9%, 11.3%, and 11.8% of the Company's net revenue in 2002, 2001 and 2000, respectively.

Inventories

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

Revenue Recognition

        The Company recognizes retail operations revenue at the point of sale, and wholesale operations revenue from the sale of merchandise as title passes to the customer upon shipment to the customer. Royalty income is based upon a percentage, as defined in the underlying agreement, of the licensees' actual net sales or minimum net sales, whichever is greater. The Company accrues for estimated sales returns and other allowances in the period in which the related revenue is recognized.

Depreciation and Amortization

        Depreciation and amortization of property and equipment are provided using the straight-line method over the following useful lives:

Building and building improvements	10 to 31 years
Land improvements	5 years
Machinery and equipment	5 years
Corporate aircraft	10 years
Corporate vehicles	5 years
Shop fixtures	5 years

        Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Construction in progress is not depreciated until the related asset is completed and placed in service.

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which results in no further amortization of goodwill. Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, generally 10 to 15 years. For the years ended December 31, 2001, and December 31, 2000, goodwill amortization totaled $1.2 million and $0.9 million, respectively.

Foreign Currency Translation

        In accordance with SFAS No. 52, "Foreign Currency Translation," assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year-end rates, while income and expenses are translated at the weighted-average exchange rates for the year. The related translation adjustments are reflected as a foreign currency translation adjustment in other comprehensive income (loss) as a separate component of stockholders' equity.

Foreign Currency Contracts

        The Company may enter into forward foreign exchange contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to Canadian purchases of U.S. goods. Derivative financial instruments are not used for speculative purposes. At December 31, 2002, the Company had forward exchange contracts to purchase $4.0 million U.S. dollars for approximately $6.3 million Canadian dollars.

        In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," unrealized gains and losses on outstanding foreign currency exchange contracts, used to mitigate currency risk on future revenues and purchases, are recorded in the financial statements at fair value and are included in earnings as a component of other income or expense and were not significant for the years ended December 31, 2002 and 2001.

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

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net earnings, unrealized gains or losses on investments and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

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

        The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 2002 and 2001, the carrying value of all financial instruments was not materially different from fair value, as the fixed rate debt approximates rates currently available to the Company.

Long-Lived Assets

        The Company reports long-lived assets, including intangibles, at amortized cost. Long-lived assets and intangibles, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this assessment indicates that the assets will not be recoverable, as determined by the non-discounted cash flow generated by the asset, the carrying value of the Company's long-lived assets would be reduced to its estimated fair market value.

        Effective on January 1, 2002, goodwill and other intangible assets were accounted for under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Goodwill and

intangible assets not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. Other long-lived assets were accounted for under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result of the adoption of this standard, the Company did not record goodwill amortization during fiscal 2002, while $1.2 million was recorded in the fiscal 2001 period. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Advertising Costs

        The Company expenses the cost of advertising as incurred. Advertising expenses charged to operations for the years ended December 31, 2002, 2001 and 2000 were $21.6 million, $17.5 million, and $29.7 million, respectively.

Reclassifications

        Certain reclassifications have been made to prior years' consolidated financial statements to conform to classifications used in the current year. These reclassifications had no impact on previously reported results.

Employee Stock Options

        The Company has stock-based employee compensation plans, which are described more fully in Note 15. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock award plan in which the market price of the underlying stock at grant is recorded as unearned compensation and amortized to expense over the vesting period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share data):

	Year ended December 31,
	2002	2001	2000
Net earnings (loss), as reported	$(11,282)	$6,242	$16,493
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	649	397	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,917)	(2,379)	(2,214)

Pro forma net earnings (loss)	$(13,550)	$4,260	$14,279
Earnings (loss) per share:
Basic—as reported	$(0.26)	$0.14	$0.38
Basic—pro forma	$(0.31)	$0.10	$0.33
Diluted—as reported	$(0.26)	$0.14	$0.38
Diluted—pro forma	$(0.31)	$0.10	$0.33

(2) New Accounting Standards

        The Company adopted Statement of Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.

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

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". This interpretation and clarifies the application of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements", and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. This interpretation also requires extensive disclosures, including disclosures that are applicable to December 31, 2002 financial statements. The Company does not expect that the adoption of this interpretation will have any material impact on its financial position or results of operations because the Company has no variable interest entities.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation clarifies the requirements of a guarantor in accounting for and disclosing certain guarantees issued and outstanding. This interpretation is effective for fiscal years ending after December 15, 2002. The adoption of this interpretation did not have any material impact on the Company's financial position or results of operations.

        On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Furthermore, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The Company has included the required disclosures in the notes to the consolidated financial statements.

(3) Investments

        At December 31, 2002 and 2001, short-term investments included in other current assets consist of $1.0 million and $1.2 million, respectively, of marketable securities available for sale.

        Long-term investments consist of certain marketable equity securities aggregating $0.2 million at both December 31, 2002 and 2001, and are included in other assets in the accompanying consolidated balance sheets. Unrealized losses related to marketable equity securities at December 31, 2002 and 2001 amounted to $0.2 million and $1.5 million, respectively, net of deferred tax assets of $0.1 million and $1.0 million, respectively, and are included as a component of stockholders' equity. During 2000, the Company recorded an impairment charge related to a certain long-term marketable equity security. See Note 17.

(4) Accounts Receivable

        Accounts receivable consists of trade receivables, less reserves aggregating $8,350,000 and $10,220,000, and royalty receivables, less allowance for doubtful accounts of $1,013,000 and $1,298,000 at December 31, 2002 and 2001, respectively.

(5) Inventories

        Inventories are summarized as follows (in thousands):

	2002	2001
Raw materials	$7,026	$6,784
Work in process	1,049	2,189
Finished goods—retail	53,974	50,153
Finished goods—wholesale	33,634	36,979

	$95,683	$96,105

        At December 31, 2002 and 2001, write-downs of inventories to the lower of cost or market totaled $7.9 million and $9.8 million, respectively.

        During 2001, the Company decided to license its existing children's business, previously produced in-house, to its licensee for its Baby Guess product line. The agreement was finalized in the second quarter of 2001 and was effective for 2002 operations. The Company recorded an inventory write-down charge of approximately $0.6 million which was included in cost of sales in the first quarter of 2001. The charge relates to lower of cost or market adjustments for inventories expected to be sold below cost as a result of the decision.

(6) Property and Equipment

        Property and equipment is summarized as follows (in thousands):

	2002	2001
Land and land improvements	$3,237	$3,232
Building and building improvements	3,520	3,520
Leasehold improvements	119,208	108,264
Machinery and equipment	156,392	143,230
Corporate aircraft	6,601	6,601
Shop fixtures	38,250	41,410
Construction in progress	4,956	2,621

	332,164	308,878
Less accumulated depreciation and amortization	204,067	163,493

	$128,097	$145,385

        Construction in progress at December 31, 2002 and 2001 represents the costs associated with the construction of buildings and improvements used in the Company's operations and other capitalizable expenses in progress. During the years ended December 31, 2002, 2001 and 2000 interest costs capitalized in construction in progress amounted to $156,000, $300,000, and $400,000, respectively.

(7) Other Assets

        Other assets is summarized as follows (in thousands):

	2002	2001
Goodwill and other intangible assets, net of accumulated amortization	$12,006	$10,817
Deferred tax assets	13,152	8,701
Artwork	3,510	3,712
Other	3,780	4,812

	$32,448	$28,042

(8) Notes Payable and Long-Term Debt

        Notes payable and long-term debt are summarized as follows (in thousands):

	2002	2001
9 1/2% Senior Subordinated Notes due 2003 with interest payable semi-annually in February and August	$79,562	$79,562
$85 million revolving credit facility	1,468	—
Revolving bank loan bearing interest at 1.75% above the Canadian prime rate plus an amount equal to 0.5% per month of the average outstanding balance, payable on demand, payable monthly commencing January 1, 2001, repaid during 2002	—	2,185
Advances under an unsecured demand line of credit of $17,347 with advances thereon bearing interest at the Canadian prime rate plus 1%	—	5,747
Other obligations, maturing in varying amounts through 2004	588	234

	81,618	87,728
Less current installments	80,138	7,609

Long-term debt, excluding current installments	$1,480	$80,119

        On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as Arranger and Administrative Agent ("Credit Facility"), which replaces a previous credit agreement. The term of the Credit Facility is for a period of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company's Canadian subsidiaries under a separate credit agreement (currently $15 million). The Credit Facility includes a $47.5 million sub-limit for letters of credits. Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers. For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company's financial performance as measured by a cash flow test. This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Commitment fees for unused borrowings up to $60 million under the Credit Facility are 37.5 basis points per annum. The Credit Facility requires the Company to maintain a minimum tangible net worth if excess availability under the Credit Facility is less than $20 million. At December 31, 2002, the Company had $1.5 million in outstanding borrowings under the Credit Facility, $7.2 million in outstanding standby letters of credit, $16.6 million in outstanding documentary letters of credit, and approximately $38.4 million available for future borrowings. As of December 31, 2002, the Company was in compliance with all of its covenants under the Credit Facility.

        According to the terms of the Credit Facility agreement, the Company had committed to refinance or extend the maturity of its existing subordinated debt by February 28, 2003. The Company was not able to close the transaction by the February 28, 2003 deadline. Consequently, the Company and its lenders amended the Credit Facility effective February 25, 2003, to extend the deadline to April 30, 2003.

        Maturities of long-term debt at December 31, 2002 are as follows (in thousands):

2003	$80,138
2004	12
2005	—
2006	1,468
2007 and thereafter	—

$81,618

(9) Income Taxes

        Income taxes are summarized as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Federal:
Current	$(2,492)	$3,697	$17,276
Deferred	(4,475)	877	(5,602)
State:
Current	(93)	1,295	3,594
Deferred	(926)	(41)	(1,127)
Foreign:
Current	2,436	(1,328)	(1,041)

	$(5,550)	$4,500	$13,100

        Actual income taxes differ from expected income taxes obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Computed "expected" tax expense (benefit)	$(5,891)	$3,760	$10,357
State taxes (benefit), net of Federal effect	(662)	815	2,210
Foreign taxes (benefit)	259	(128)	239
Other	744	53	294

	$(5,550)	$4,500	$13,100

        Total income taxes were allocated as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Operations	$(5,550)	$4,500	$13,100
Stockholders' equity	(159)	562	(10,769)

Total income taxes	$(5,709)	$5,062	$2,331

        The tax effects of temporary differences that give rise to significant portions of current and non-current deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below (in thousands):

	2002	2001
Deferred tax assets:
Property and equipment basis difference	$9,104	$3,099
Bad debt and other reserves	3,011	3,040
Deferred lease incentives	3,760	2,637
Uniform capitalization adjustment	1,975	2,027
Rent expense	1,782	2,019
Inventory valuation	1,154	1,683
Retail store closure reserves	722	1,305
Unrealized loss on investments	960	860
Other	5,078	3,918

Total deferred assets	27,546	20,588
Deferred Tax Liabilities	(2,927)	(1,466)
NOL Carryback	2,118	—
Foreign Tax Credits Carryback	1,252	—

Net deferred tax assets	$27,989	$19,122

        Included above at December 31, 2002 and 2001 are $14.8 million and $10.4 million for current deferred tax assets, respectively, and $13.1 million and $8.7 million in non-current deferred tax assets included in other assets at December 31, 2002 and 2001, respectively. At December 31, 2002, the

Company's US operation had a net operating loss carryback of $6.1 million and foreign tax credits carryback of $1.3 million which will be carried back to reduce the taxable income in 1997 and tax liability in 1999. At December 31, 2002 the Company's Canadian operation has net operating loss carryforwards of $7 million which are available to reduce future taxable Canadian income through 2008.

        Based on the historical earnings of the Company, management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize the net deferred tax assets.

(10) Related Party Transactions

        The Company is engaged in various transactions with entities affiliated with trusts for the respective benefit of Maurice, Paul and Armand Marciano, who are executives of the Company, and certain of their children (the "Marciano Trusts").

License Agreements and Licensee Transactions

        On September 28, 1990, the Company entered into a license agreement with Charles David of California ("Charles David"). Charles David is controlled by the father-in-law of Maurice Marciano. The Marciano Trusts and Nathalie Marciano (the spouse of Maurice Marciano) together own 50% of Charles David, and the remaining 50% is owned by the father-in-law of Maurice Marciano. The license agreement grants Charles David the rights to manufacture worldwide and distribute worldwide (except Japan and certain European countries) for men, women and some children, leather and rubber footwear which bear the Guess trademark. The license also includes related shoe care products and accessories. In 2002, the license agreement was renewed for six years and includes athletic footwear. There are no other rights and obligations between the Company and Charles David.

        Gross royalties earned by the Company under such license agreement for the fiscal years ended December 31, 2002, 2001 and 2000 were $2.0 million, $2.0 million, and $2.1 million, respectively. Additionally, the Company purchased $5.7 million, $5.0 million, and $8.7 million of products from Charles David for resale in the Company's retail stores during the same periods.

        In May 1997, the Company sold substantially all of the assets and liabilities of Guess? Italia to Maco Apparel, S.p.a. ("Maco"). The effect of the net asset disposal was immaterial to the Company's results of operations. In connection with this sale, the Company also purchased a 10% ownership interest in Maco and entered into an approximate 10-year license agreement with Maco granting it the right to manufacture and distribute certain men's and women's jeanswear apparel, which bear the Guess trademark, in certain parts of Europe. In addition to royalty fees, the Company also received $14.1 million over a four-year period in consideration of the grant of the license rights for men's and women's jeanswear apparel. During each of 2001 and 2000 the Company recorded $2.8 million in revenue in connection with the grant of such license rights, which was paid in full at the end of 2001. Additionally, the Company recorded $4.7 million, $2.8 million and $3.0 million in royalty fees related to product sales by Maco in 2002, 2001 and 2000, respectively. The royalty fees for Maco for fiscal year 2002 included $1.0 million royalty adjustment from a licensee audit.

        In September 2001, the Company completed the acquisition of the remaining 40% of the outstanding shares of Guess? Canada Corporation not already owned by the Company. The Company paid a nominal consideration in exchange for the remaining shares of Guess? Canada Corporation and made an additional investment during the second quarter of 2001 of $3.0 million in the Canadian business to fund its ongoing operations. Prior to the minority interest acquisition, the Company included 100% of the results of operations of Guess? Canada Corporation in its financial statements, therefore, this transaction did not have a material impact on the Company's financial statements. The Company recorded the amount representing 40% of the assets and liabilities at their respective fair values. No significant goodwill was generated from this transaction. In August 1999, the Company increased its ownership of Guess? Canada Corporation to 60% from 40%. As part of that transaction, the Company paid $2.0 million and provided long-term debt financing of up to $13.4 million to Guess? Canada Corporation to expand its Canadian retail operations of which $13.0 million was outstanding as of December 31, 2002. The acquisition was accounted for as a purchase and the results of Guess? Canada Corporation were included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $1.1 million and was allocated to goodwill and was amortized through 2001.

Leases

        The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of its affiliates. There are three leases in effect at December 31, 2002, which expire in February 2006 and July 2008. The total lease payments to these limited partnerships are currently $0.3 million per month. Aggregate lease payments under leases in effect for the fiscal years ended December 31, 2002, 2001 and 2000 were $2.9 million, $3.0 million, and $2.8 million, respectively. See lease commitments to related parties at Note 11.

(11) Commitments and Contingencies

Leases

        The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through March 2016. Some of these leases require the Company to make periodic payments for property taxes and common area operating expenses. Certain leases include rent abatements and scheduled rent escalations, for which the effects are being amortized and recorded over the lease term. The Company also leases some of its equipment under operating lease agreements expiring at various dates through 2007.

        Future minimum rental payments under non-cancelable operating leases at December 31, 2002 are as follows:

        Year ending December 31, (in thousands):

	Non- Related Parties	Related Parties	Total
2003	$51,286	$2,925	$54,211
2004	49,901	2,612	52,513
2005	43,868	2,508	46,376
2006	40,576	2,343	42,919
2007	33,086	2,310	35,396
Thereafter	98,026	1,341	99,367

	$316,743	$14,039	$330,782

        Rental expense for all operating leases during the years ended December 31, 2002, 2001, and 2000 aggregated $53.1 million, $49.6 million, and $40.4 million, respectively.

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

        On May 4, 2000, a complaint was filed against the Company and Mr. Paul Marciano in the Los Angeles Superior Court—Michel Benasra v. Paul Marciano and Guess?, Inc. The complaint grows out of the arbitration between the Company and PLB, wherein the Company was awarded $7.7 million. The plaintiff, the President of PLB, alleges that defendants made defamatory statements about him during the arbitration. Plaintiff seeks general damages of $50,000,000 and unspecified punitive damages. We moved to compel arbitration of this matter, or alternatively, to strike the action under the state's anti-SLAPP (Strategic Litigation Against Public Participation) statute. The motion to compel arbitration was denied and that ruling was affirmed on appeal. On May 15, 2002, our motion to strike the case was granted.

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

        Most major corporations, particularly those operating retail businesses, become involved from time to time in a variety of employment-related claims and other matters incidental to their business in addition to those described above. In the opinion of our management, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our results of operations or financial condition; however, we cannot predict the outcome of these matters.

(12) Savings Plan

        The Company established the Guess?, Inc. Savings Plan (the "Savings Plan") under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees ("associates") may contribute up to 15% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 1.5% of the associates' annual compensation. Investment selections consist of cash and mutual funds and do not include any Company common stock. The Company's contributions to the Savings Plan for the year ended December 31, 2002, 2001 and 2000 amounted to $0.3 million, $0.4 million, and $0.4 million, respectively.

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

        During the fiscal year 2002, 66,771 shares of the Company's common stock were issued pursuant to the ESPP at an average price of $4.86 per share for a total of $0.3 million.

(13) Quarterly Information (unaudited)

        The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001 (in thousands, except per share data):

Year ended December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$138,179	$119,789	$157,798	$167,373
Gross profit	45,116	40,408	56,759	57,050
Net earnings (loss)	(3,601)	(6,432)	3,374	(4,623)
Earnings (loss) per share:
Basic	$(0.08)	$(0.15)	$0.08	$(0.11)
Diluted	$(0.08)	$(0.15)	$0.08	$(0.11)
Year ended December 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$170,116	$151,719	$172,409	$183,376
Gross profit	58,704	51,716	59,059	60,316
Net earnings	2,084	1,464	1,328	1,366
Earnings per share:
Basic	$0.05	$0.03	$0.03	$0.03
Diluted	$0.05	$0.03	$0.03	$0.03

        During the first quarter ended March 30, 2002, the Company recorded $0.7 million in additional costs for estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter of 2000. These properties were sublet in the second quarter of 2002.

        During the first quarter and second quarter of 2001, the Company recorded severance charges of $0.4 million and $0.1 million, respectively, related to severance payments for 122 employees to streamline the corporate structure, consolidate operations and reduce the workforce. The Company also recorded $1.0 million of gain on disposition of an excess facility in the first quarter of 2001.

        During the third quarter ended September 28, 2002, the Company received approximately $4.0 million as part of a litigation settlement.

        During the third quarter ended September 29, 2001, the Company recorded restructuring, impairment and severance charges of $4.4 million. Based on the real estate market conditions following the events of September 11, 2001, the Company recorded $2.2 million in additional costs for rent paid, estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter 2000. In addition, $1.3 million of the charges represented the write-down of the value of certain impaired assets, including fixed assets related to unprofitable stores. The remaining $0.9 million of the charge was related to severance costs for the reduction in the Company's workforce.

        During the fourth quarter of 2002, the Company recorded restructuring, impairment and severance charges of $8.5 million. The charge included $0.8 million estimated additional lease exit costs related to excess leased facilities and under performing stores which will be abandoned or closed in 2003, and $6.9 million of the charges represented the write-down of the value of certain impaired assets. The remaining $0.8 million of the charge was related to severance costs for the termination of 59 employees, which was part of the Company's continuing efforts to reduce costs, improve productivity, streamline its corporate structure and consolidate operations. In addition, the Company received another $0.3 million as part of a litigation settlement.

        During the fourth quarter of 2001, the Company recorded a restructuring charge of $0.6 million related to severance charge of an employee.

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

        Segment information is summarized as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Year ended December 31,
	2002	2001	2000
Net revenue:
Retail operations	$384,456	$380,576	$392,539
Wholesale operations	159,625	260,124	348,873
Licensing operations	39,058	36,920	37,805

	$583,139	$677,620	$779,217

Earnings (loss) from operations:
Retail operations	$3,120	$4,134	$3,372
Wholesale operations	(44,944)	(11,234)	8,289
Licensing operations	33,298	30,929	30,807

	$(8,526)	$23,829	$42,468

Capital expenditures:
Retail operations	$12,968	$16,389	$57,336
Wholesale operations	9,724	6,221	21,798
Licensing operations	—	256	—

	$22,692	$22,866	$79,134

	December 31,
	2002	2001
Total assets
Retail operations	$157,270	$160,132
Wholesale operations	183,444	193,090
Licensing operations	8,818	9,241

	$349,532	$362,463

        The table below presents information related to geographic areas in which the Company operated during 2002, 2001 and 2000 (in thousands):

	Year ended December 31,
	2002	2001	2000
Net revenue:
United States	$477,700	$572,629	$680,341
Canada	52,709	56,340	47,339
Europe	30,251	22,902	18,764
Asia	17,166	17,181	23,303
South America	2,986	5,761	6,403
Mexico	1,896	1,852	1,895
Other	431	955	1,172

	$583,139	$677,620	$779,217

(15) Stock Option Plan and Non-Vested Stock

        On July 30, 1996, the Board of Directors adopted the Guess?, Inc. 1996 Non-Employee Directors' Stock Option Plan pursuant to which the Board of Directors may grant stock and stock options to non-employee directors. This plan authorizes grants of options to purchase up to 500,000 authorized but unissued shares of common stock. At December 31, 2002, 2001, and 2000, there were 280,526, 189,257, and 147,611 options issued under this plan, respectively. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Annual option grants to outside directors are at 85% of fair market value. Stock granted under the Plan is done so without restriction. Stock options have ten-year terms and vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant.

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

        At December 31, 2002, 2001 and 2000, there were 1,421,577, 1,699,441, and 1,883,056 additional shares available for grant under the plan, respectively. Using the Black Scholes option pricing model, the weighted-average per share fair value of stock options granted during 2002, 2001 and 2000 was $4.54, $3.57, and $10.09, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 3.82%, 4.56%, and 5.35%; volatility factors of the expected market price of the Company's common stock of 64%, 60%, and 80%; no expected dividend yield; and a weighted-average expected life of the option of four years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because options under the Company's stock option plan have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the options under the Company's stock option plan.

        The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company granted 198,250, 10,000 and 205,680 shares during 2002, 2001 and 2000, respectively, of common stock to key employees, which vest through August 2005. Upon granting of the stock, unearned compensation equivalent to the market value of the stock at the date of issuance was charged to stockholders' equity. This is being amortized on a straight-line basis over the vesting period and is recognized as compensation expense.

        Stock option activity under all of the Company's stock plans during the period indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 1999	1,363,513	$7.64
Granted	1,194,450	13.77
Exercised/Issued	(250,976)	(6.69)
Forfeited	(519,789)	(12.96)

Balance at December 31, 2000	1,787,198	$10.68
Granted	588,048	6.36
Exercised/Issued	(123,982)	(4.09)
Forfeited	(414,433)	(17.03)

Balance at December 31, 2001	1,836,831	$8.47
Granted	451,100	6.80
Exercised/Issued	(52,125)	(4.90)
Forfeited	(371,486)	(12.35)

Balance at December 31, 2002	1,864,320	$8.37

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2002.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$3.94 to $4.96	772,525	7.85 years	$4.53	345,525	$4.34
$5.00 to $6.45	307,164	8.70 years	6.14	82,168	6.11
$7.00 to $7.75	414,000	8.74 years	7.37	50,800	7.20
$9.38 to $18.31	211,231	5.48 years	13.56	172,770	12.72
$21.06 to $27.31	159,400	7.10 years	26.96	100,802	26.89

	1,864,320	7.85 years	$8.37	752,065	$9.67

        At December 31, 2002, 2001 and 2000, the number of options exercisable for each year was 752,065, 594,939, and 484,696, respectively. The weighted-average exercise price of those options was $9.67, $11.11, and $11.62, respectively.

(16) Share Repurchase Program

        In May 2001, the Company's Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in open market transactions. During the fiscal year of 2002, the Company purchased 606,000 shares at an aggregate cost of $3.2 million, or an average of $5.21 per share. Since the inception of the share repurchase program in May 2001, the Company has purchased 1,137,000 shares at an aggregated cost of $7.1 million, or an average of $6.26 per share.

(17) Restructuring, Impairment and Severance Charges

        During the year ended December 31, 2002, the Company recorded restructuring, impairment and severance charges of $9.2 million ($6.2 million after tax or $0.14 per diluted share). The Company recorded $1.5 million in additional costs for rent paid, estimated rent to be paid and lease exit costs related to excess leased facilities and under performing stores which will be abandoned or closed in 2003. In addition, $6.9 million of the charges represented the write-down of the value of certain impaired assets. The remaining $0.8 million of the charge was related to severance costs for the termination of 59 employees, which was part of the Company's continuing efforts to reduce costs, improve productivity, streamline its corporate structure and consolidate operations. Approximately $0.4 million of the severance remains unpaid and accrued on the balance sheet. The Company expects the remaining severance costs to be paid during 2003.

        During the year ended December 31, 2001, the Company recorded restructuring, impairment and severance charges of $5.5 million ($3.2 million after tax or $0.07 per diluted share). Based on the real estate market conditions following the events of September 11, 2001, the Company recorded $2.2 million in additional costs for rent paid, estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter 2000. In addition, $1.3 million of the charges represented the write-down of the value of certain impaired assets, including fixed assets related to unprofitable stores. The remaining $2.0 million of the charge was related to severance costs for the termination of 211 employees, which was part of the Company's continuing efforts to reduce costs. Approximately $0.6 million of the severance remains unpaid and accrued on the balance sheet.

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

        In December 2000, Company management approved a plan to close certain under-performing stores in 2001 and cease construction on certain stores that the Company has decided not to open. Included in the Company's operating results for the year ended December 31, 2000, are restructuring charges of $4.6 million consisting of lease exit costs, rent paid and to be paid on idle locations and construction costs of stores abandoned during construction. This included $0.8 million of asset impairments for under-performing stores that the Company closed in 2001. Estimated future cash flows related to these stores indicated that an impairment of the full value had occurred. As of December 31, 2000, a liability recorded in accordance with the requirements of EITF 94-3, "Liability for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" of which $1.7 million remained, consisting primarily of estimated rent to be paid on idle leased facilities and lease exit costs.

        The following table shows the Company's activity associated with restructuring accruals for the years ended December 31, 2002, 2001, and 2000:

	January 1, 2000	Restructuring Charges	Payments	December 31, 2000
Long-term lease obligations	$—	$4,552	$2,865	$1,687
Severance	$3,200	$(1,545)	$1,655	$—
	January 1, 2001	Restructuring Charges	Payments	December 31, 2001
Long-term lease obligations	$1,687	$2,185	$1,396	$2,476
Severance	$—	$1,971	$1,355	$616
	January 1, 2002	Restructuring Charges	Payments	December 31, 2002
Long-term lease obligations	$2,476	$1,521	$2,382	$1,615
Severance	$616	$799	$1,013	$402

F-29

SCHEDULE II
GUESS?, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2002, 2001, and 2000
(in thousands)

	Balance at beginning of period	Charged to costs and expenses	Deductions and write-offs	Balance at end of period
Description
As of December 31, 2002
Accounts receivable	$10,220	$13,482	$(15,355)	$8,347
Royalties	1,298	20	(305)	1,013
As of December 31, 2001
Accounts receivable	$15,811	$12,600	$(18,191)	$10,220
Royalties	841	457	—	1,298
As of December 31, 2000
Accounts receivable	$8,863	$28,811	$(21,863)	$15,811
Royalties	1,258	903	(1,320)	841

SIGNATURES AND CERTIFICATIONS

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 27, 2003.

GUESS?, INC.

By:
/s/ MAURICE MARCIANO Maurice Marciano Co-Chairman of the Board, Co-Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAURICE MARCIANO Maurice Marciano	Co-Chairman of the Board, Co-Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003
/s/ PAUL MARCIANO Paul Marciano	Co-Chairman of the Board, Co-Chief Executive Officer and Director	March 27, 2003
/s/ CARLOS ALBERINI Carlos Alberini	President, Chief Operating Officer and Director	March 27, 2003
/s/ FREDERICK G. SILNY Frederick G. Silny	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 27, 2003
/s/ ANTHONY CHIDONI Anthony Chidoni	Director	March 27, 2003
/s/ ALICE KANE Alice Kane	Director	March 27, 2003
/s/ HOWARD SOCOL Howard Socol	Director	March 27, 2003
/s/ HOWARD WEITZMAN Howard Weitzman	Director	March 27, 2003

I, Maurice Marciano, Co-Chief Executive Officer and Director, certify that:

  1.
  I have reviewed this annual report on Form 10-K of GUESS?, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ MAURICE MARCIANO Maurice Marciano Co-Chief Executive Officer and Director

I, Paul Marciano, Co-Chief Executive Officer and Director, certify that:

  1.
  I have reviewed this annual report on Form 10-K of GUESS?, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ PAUL MARCIANO Paul Marciano Co-Chief Executive Officer and Director

I, Carlos Alberini, President, Chief Operating Officer and Director, certify that:

  1.
  I have reviewed this annual report on Form 10-K of GUESS?, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ CARLOS ALBERINI Carlos Alberini President, Chief Operating Officer and Director

I, Frederick G. Silny, Senior Vice President and Chief Financial Officer, certify that:

  1.
  I have reviewed this annual report on Form 10-K of GUESS?, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ FREDERICK G. SILNY Frederick G. Silny Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1.	Restated Certificate of Incorporation of the Registrant.(1)
3.2.	Bylaws of the Registrant.(6)
4.1.	Indenture, dated August 23, 1993 between the Registrant and First Trust National Association, as Trustee.(8)
4.2.	First Supplemental Indenture, dated August 23, 1993, between the Registrant and First Trust National Association, as Trustee.(8)
4.3.	Specimen stock certificate.(1)
10.1.	Amended and Restated Stockholders' Agreement.(2)
10.22.	1996 Equity Incentive Plan.(1)
10.23.	1996 Non-Employee Directors' Stock Option Plan.(1)
10.24.	Annual Incentive Plan.(1)
10.25.	Employment Agreement between the Registrant and Maurice Marciano.(2)
10.26.	Employment Agreement between the Registrant and Paul Marciano.(2)
10.27.	Employment Agreement between the Registrant and Armand Marciano.(2)
10.28.	Registration Rights Agreement among the Registrant and certain stockholders of the Registrant.(2)
10.29.	Indemnification Agreement among the Registrant and certain stockholders of the Registrant.(2)
10.30.	Indemnification Agreements between the Registrant and certain executives and directors.(2)
10.31.	First Amendment to Amended and Restated Shareholders' Agreement.(3)
10.33.	Amended and Restated 1996 Non-Employee Directors' Stock Option Plan, as amended through March 3, 1997.(4)
10.36.	Amendment No. 1 to The Guess?, Inc. Amended and Restated 1996 Non-Employee Directors' Stock Option Plan.(5)
10.40.	Lease Agreement between Guess?, Inc. and Robert Pattillo Properties, Inc.
10.41.	Subscription Agreement between Freemark Entertainment Corporation and Guess?, Inc.
10.42.	Employment Agreement between the Registrant and Carlos Alberini.
10.45.	Employment Agreement dated November 11, 2001 between Registrant and Frederick G. Silny.(9)
10.46.	Lease Agreement between Guess?, Inc. and MAP Properties, Ltd.(9)
10.47.	2002 Employee Stock Purchase Plan.(7)
*10.48.	Amended and Restated Loan and Security Agreement by and among Congress Financial Corporation (Western) as Lender and Wachovia Securities, Inc., as the Arranger and Administrative Agent and Guess?, Inc., Guess? Retail, Inc. and Guess.com, Inc., as borrowers, dated as of December 20, 2002.
*10.49.	First Amendment to Amended and Restated Loan and Security Agreement dated as of February 25, 2003, by and among Congress Financial Corporation (Western) as Lender and Wachovia Securities, Inc., as the Arranger and Administrative Agent and Guess?, Inc., Guess? Retail, Inc. and Guess.com, Inc., as borrowers.

*10.50.	Canadian Loan and Security Agreement by and among Congress Financial Corporation (Canada), as Lender, Wachovia Securities, Inc., as Global Arranger and Guess? Canada Corporation and Guess? Canada Retail Inc., as borrowers, dated as of December 20, 2002.
*10.51.	Employment Agreement dated August 16, 2002 between Registrant and Nancy Shachtman.
10.52.	Letter agreement dated February 10, 2003 between Guess?, Inc. and the Armand Marciano Trust.(10)
18.0.	Letter regarding change in accounting principles.(5)
*21.1.	List of Subsidiaries.
*23.1.	Independent Accountants' Consent.
*99.1.	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2.	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.3.	Certification of President, Chief Operating Officer and Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.4.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7)
Incorporated by reference from the Company's Registration Statement on Form S-8 (Registration No. 333-81274) filed by the Company on January 23, 2002.

(8)
Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-69236) originally filed by the Company on September 22, 1993.

(9)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(10)
Incorporated by reference to Exhibit 4 to the Schedule 13D filed by Maurice Marciano, Paul Marciano, Armand Marciano, and Gary W. Hampar on March 24, 2003 with respect to Guess?, Inc.

QuickLinks

TABLE OF CONTENTS PART I
PART I
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10. Directors and Executive Officers
  ITEM 11. Executive Compensation and Other Information
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Controls and Procedures
PART IV
  ITEM 15. Exhibits, Consolidated Financial Statement Schedule, and Reports on Form 8-K
INDEPENDENT AUDITORS' REPORT
GUESS?, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2002 and 2001
GUESS?, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2002, 2001 and 2000
GUESS?, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2002, 2001 and 2000
GUESS?, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II GUESS?, INC. & SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2002, 2001, and 2000 (in thousands)
SIGNATURES AND CERTIFICATIONS
Exhibit Index