Form 10-Q
period 2003-03-30
GUESS INC ET AL/CA/
filed 2003-05-13
CIK 912463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 29, 2003

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

(213) 765-3100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of May 7, 2003, the registrant had 43,145,323 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	Mar 29, 2003	Dec 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$9,036	$31,753
Receivables, net	49,303	35,437
Inventories, net	90,976	95,683
Prepaid expenses and other current assets	14,382	11,278
Deferred tax assets	14,836	14,836
Total current assets	178,533	188,987
Property and equipment, at cost, less accumulated depreciation and amortization	124,284	128,097
Goodwill, net of accumulated amortization	11,610	10,970
Other assets, at cost, net of accumulated amortization	21,231	21,478
Total assets	$335,658	$349,532

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable and long-term debt	$14,412	$80,138
Accounts payable	37,004	44,460
Accrued expenses	39,658	42,963
Total current liabilities	91,074	167,561
Notes payable and long-term debt, excluding current installments	69,480	1,480
Other liabilities	13,648	14,211
Total liabilities	174,202	183,252

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 64,248,508 and 64,203,462 shares, outstanding 43,145,585 and 43,076,767 shares at March 29, 2003 and December 31, 2002, respectively	150	150
Paid-in capital	170,024	170,111
Deferred compensation	(544)	(729)
Retained earnings	150,123	155,896
Accumulated other comprehensive loss	(889)	(1,565)
Treasury stock, 21,102,923 and 21,126,695 shares repurchased at March 29, 2003 and December 31, 2002, respectively	(157,408)	(157,583)
Net stockholders’ equity	161,456	166,280
Total liabilities and stockholders’ equity	$335,658	$349,532

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	First Quarter Ended
	Mar 29, 2003	Mar 30, 2002
Net revenue
Product sales	$128,722	$128,261
Net royalties	10,862	9,918
	139,584	138,179
Cost of product sales	98,235	93,063
Gross profit	41,349	45,116

Selling, general and administrative expenses	49,424	48,627
Restructuring, impairment and severance charges	—	655
Loss from operations	(8,075)	(4,166)

Other (income) expense:
Interest expense, net	2,063	2,264
Other, net	(15)	(29)
	2,048	2,235

Loss before income tax benefit	(10,123)	(6,401)

Income tax benefit	(4,350)	(2,800)

Net loss	$(5,773)	$(3,601)

Net loss per share:
Basic	$(0.13)	$(0.08)
Diluted	$(0.13)	$(0.08)

Weighted average shares outstanding:
Basic	43,140	43,525
Diluted	43,140	43,525

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Quarter Ended
	Mar 29, 2003	Mar 30, 2002

Cash flows from operating activities:
Net loss	$(5,773)	$(3,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	8,647	10,028
Amortization of other assets	31	21
Net loss on disposition of property and equipment	229	111
Other items, net	(257)	(32)
Changes in operating assets and liabilities:
Receivables	(13,866)	(6,137)
Inventories	4,707	13,903
Prepaid expenses and other assets	(3,557)	(2,169)
Accounts payable	(7,456)	(11,058)
Accrued expenses and other liabilities	(3,961)	(1,440)
Net cash used in operating activities	(21,256)	(374)
Cash flows from investing activities:
Purchases of property and equipment, net of lease incentives	(4,165)	(4,983)
Acquisition of license	—	(125)
Net cash used in investing activities	(4,165)	(5,108)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	42,103	—
Repayments of notes payable and long-term debt	(39,829)	(1,355)
Issuance of common stock	273	428
Net cash provided by (used in) financing activities	2,547	(927)
Effect of exchange rates on cash	157	(11)
Net decrease in cash and cash equivalents	(22,717)	(6,420)
Cash and cash equivalents at beginning of period	31,753	31,870
Cash and cash equivalents at end of period	$9,036	$25,450
Supplemental disclosures:
Cash paid during the period for:
Interest	$3,920	$4,353
Income taxes	975	733

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2003

(in thousands, except per share amounts)

(unaudited)

(1)           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of GUESS?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of March 29, 2003 and December 31, 2002, the condensed consolidated statements of operations for the first quarter ended March 29, 2003 and March 30, 2002, and the condensed consolidated statements of cash flows for the first quarter ended March 29, 2003 and March 30, 2002.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The results of operations for the first quarter ended March 29, 2003 are not necessarily indicative of the results of operations for the full fiscal year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The Company’s quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end.  The first quarter ended March 29, 2003 had 88 days compared to 89 days in the first quarter ended March 30, 2002.

Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to classifications used in the current year.  These reclassifications had no impact on previously reported results.

(2)           Summary of Significant Accounting Policies

Loss Per Share

Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding for the period.  The diluted loss per share for the first quarter ended March 29, 2003 and March 30, 2002 was computed using the basic weighted-average number of shares outstanding and excluded 279,159 potentially dilutive shares for the quarter ended March 30, 2002, as their effect would be anti-dilutive when applied to losses.

Business Segment Reporting

The business segments of the Company are retail, wholesale and licensing.  Information relating to these segments is summarized in Note 6.  In the first quarter of 2003, the Company revised its segment reporting to better reflect how its three business segments – retail, wholesale and licensing – are managed and each segment’s performance is evaluated.  The earnings from operations for each segment now include those costs that are specifically related to each segment, consisting primarily of store operations, distribution, selling and merchandising, depreciation, amortization and employee compensation directly related to that business segment.  In addition, the Company is continuing to allocate design and advertising charges to the business segments based on the assessed benefit derived from the respective expenditures.  The new structure excludes from the segment results corporate overhead costs, which consist of shared costs of the organization.  These costs are presented separately and include, among others, the following corporate costs:  information technology, human resources, accounting and finance, executive compensation, facilities and legal.  All amounts for 2002 have been revised to conform to the 2003 presentation.

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized gains (losses) on investments available for sale and foreign currency translation adjustments.  A reconciliation of comprehensive loss for the first quarter ended March 29, 2003 and March 30, 2002 is as follows (in thousands):

	First Quarter Ended
	Mar 29, 2003	Mar 30, 2002
Net loss	$(5,773)	$(3,601)
Unrealized gain on investments, net of tax	11	26
Foreign currency translation adjustment	665	836
Comprehensive loss	$(5,097)	$(2,739)

Employee Stock Options

The Company has stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost for stock options is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company records compensation expense related to its restricted stock award plan in which the market price of the underlying stock at grant is recorded as unearned compensation and amortized to expense over the vesting period.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	First Quarter Ended
	Mar 29, 2003	Mar 30, 2002

Net loss, as reported	$(5,773)	$(3,601)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	68	236

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(647)	(589)

Pro forma loss	$(6,352)	$(3,954)

Loss per share:
Basic—as reported	$(0.13)	$(0.08)
Basic—pro forma	$(0.15)	$(0.09)

Diluted—as reported	$(0.13)	$(0.08)
Diluted—pro forma	$(0.15)	$(0.09)

New Accounting Standards

On July 30, 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results from operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply.  FIN 46 is immediately applicable for variable interest entities created after January 31, 2003, and applies to fiscal periods beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003.  FIN 46 also requires extensive disclosures including disclosures that are applicable to December 31, 2002 financial statements.  The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations as the Company has no variable interest entities.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 clarifies the requirements of a guarantor in accounting for and disclosing certain guarantees issued and outstanding.  FIN 45 is effective for fiscal years ending after December 15, 2002.  The adoption of FIN 45 did not have any impact on the Company's financial position or results of operations.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS 148 amends FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Furthermore, SFAS 148 amends the disclosure requirements of  SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.  The adoption of SFAS 148 did not have any impact on the Company’s financial position or results of operations.  The Company has included the required disclosures under SFAS 148 in the notes to the condensed consolidated financial statements.

(3)           Accounts Receivable

Accounts receivable consists of trade receivables, net of reserves aggregating $5,810,000 and $8,350,000, at March 29, 2003 and December 31, 2002, respectively and royalty receivables, less allowance for doubtful accounts of $1,013,000 at both March 29, 2003 and December 31, 2002.

(4)           Inventories

The components of inventories consist of the following (in thousands):

	Mar 29, 2003	Dec 31, 2002
Raw materials	$7,286	$7,026
Work in progress	2,459	1,049
Finished goods – wholesale	27,394	33,634
Finished goods – retail	53,837	53,974
	$90,976	$95,683

As of March 29, 2003 and December 31, 2002, reserves to write-down inventories to the lower of cost or market totaled $6.8 million and $7.9 million, respectively.

(5)           Income taxes

Income tax benefit for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(6)           Segment Information

The Company’s reportable business segments and respective accounting policies of the segments are the same as those described in Note 2.  Management evaluates segment performance based primarily on revenue and earnings (loss) from operations.  Corporate overhead, interest income and expense are evaluated on a consolidated basis and are not allocated to the Company’s business segments.

Net revenue and loss from operations are summarized as follows for the first quarter ended March 29, 2003 and March 30, 2002 (in thousands):

	First Quarter Ended
	Mar 29, 2003	Mar 30, 2002
Net revenue:
Retail operations	$83,662	$78,866
Wholesale operations	45,060	49,395
Licensing operations	10,862	9,918
	$139,584	$138,179

Earnings (loss) from operations:
Retail operations	$(6,494)	$(4,516)
Wholesale operations	260	3,425
Licensing operations	8,920	7,591
Corporate overhead	(10,761)	(10,666)
	$(8,075)	$(4,166)

Due to the seasonal nature of these business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

All amounts for the years ended December 31, 2002 and 2001 have been revised as follows to conform to the segment reporting described in Note 2 (in thousands):

	First Quarter Ended Mar 30, 2002	Second Quarter Ended Jun 29, 2002	Third Quarter Ended Sep 28, 2002	Fourth Quarter Ended Dec 31, 2002	Year Ended December 31, 2002	Year Ended December 31, 2001
Net revenue:
Retail operations	$78,866	$79,892	$94,760	$130,938	$384,456	$380,576
Wholesale operations	49,395	33,104	50,764	26,362	159,625	260,124
Licensing operations	9,918	6,793	12,274	10,073	39,058	36,920
	$138,179	$119,789	$157,798	$167,373	$583,139	$677,620

Earnings (loss) from operations:
Retail operations	$(4,516)	$(2,391)	$1,702	$9,578	$4,373	$7,930
Wholesale operations	3,425	(688)	3,512	(10,987)	(4,738)	28,214
Licensing operations	7,591	4,144	9,496	7,861	29,092	29,402
Corporate overhead	(10,666)	(10,504)	(5,655)	(10,428)	(37,253)	(41,717)
	$(4,166)	$(9,439)	$9,055	$(3,976)	$(8,526)	$23,829

(7)           Long-Term Debt

On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as Arranger and Administrative Agent (“Credit Facility”), which replaces a previous credit agreement. The term of the Credit Facility is for a period of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company’s Canadian subsidiaries under a separate credit agreement (currently $15 million).  The Credit Facility includes a $47.5 million sub-limit for letters of credits.  Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers.  For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company’s financial performance as measured by a cash flow test.  This margin ranges from 0 to 75 basis points for prime rate loans and from 175 to 250 basis points for Eurodollar rate loans. Monthly commitment fees for unused borrowings up to $60 million under the Credit Facility are 37.5 basis points per annum.  The Credit Facility requires the Company to maintain a minimum tangible net worth if excess availability under the Credit Facility is less than $20 million.  At March 29, 2003, the Company had $1.7 million in outstanding borrowings under the Credit Facility, $3.1 million in outstanding standby letters of credit, $12.3 million in outstanding documentary letters of credit, and approximately $47.9 million available for future borrowings.  As of March 29, 2003, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003, Guess? Royalty Finance LLC, an indirect wholly owned subsidiary of the Company, issued in a private placement $75 million of 6.75% asset-backed notes (“Secured Notes”).  The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified Guess? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such Guess? trademarks and the specified license agreements.  The Secured Notes due June 2012 pay interest and amortize principal quarterly.  The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount and (2) $1,750,000.  The net proceeds, after interest reserves and expenses, of approximately $66.8 million, along with available cash and borrowing under the Credit Facility, will be used to repay the 9½% Senior Subordinated Notes due in August 2003.  We have defeased the 9½% Senior Subordinated Notes in accordance with their terms on April 28, 2003 by a cash deposit with the trustee of $79.6 million representing principal plus $2.1 million in accrued interest.  We have called the 9½% Senior Subordinated Notes for redemption, which we expect to occur on May 27, 2003.

(8)           Employee Stock Purchase Plan

In January 2002, the Company established a qualified employee stock purchase plan  (“ESPP”), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP is a straight purchase plan and is not subject to any holding period, however all Company employees are subject to the terms of the Company’s securities trading policy which generally prohibits the purchase or sale of any Company securities during the two weeks before the end of each fiscal quarter through the public announcement by the Company of its earnings for that period.  On January 23, 2002, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.

During the first quarter ended March 29, 2003, 23,772 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $3.02 per share.

(9)           Share Repurchase Program

In May 2001, the Company’s Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in open market transactions.  During the fiscal year of 2002, the Company purchased 606,000 shares at an aggregate cost of $3.2 million, or an average of $5.21 per share.  No share repurchases were made during the first quarter ended March 29, 2003.  Since the inception of the share repurchase program in May 2001, the Company has purchased 1,137,000 shares at an aggregated cost of $7.1 million, or an average of $6.26 per share.

(10)         Related Party Transactions

Effective January 1, 2003, the Company entered into a license agreement with BARN S.r.l. ("BARN"), an Italian corporation, under which the Company granted BARN the right to manufacture and distribute children's clothing in parts of Europe.  The license has an initial term of three years and has terms equivalent to our other license agreements.  Two key employees of our wholly-owned subsidiary Guess Italia, S.r.l. own BARN.  In addition, Guess Italia, S.r.l. provides office space and services for BARN.

(11)         Registration Statement

On May 6, 2003, the Company filed a shelf Registration Statement on Form S-3 with the SEC registering substantially all of the Company's common stock beneficially owned by Armand Marciano.  This Form S-3 has not yet been declared effective.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

IMPORTANT NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements may also be contained in the Company’s other reports filed under the Exchange Act, in its press releases and in other documents.  In addition, from time to time, the Company through its management may make oral forward-looking statements.

Forward-looking statements generally relate to future events or future financial performance, and include statements dealing with current plans, intentions, objectives, beliefs and expectations.  Some forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “optimistic,” “aims,” or “continues” or the negative of such terms or other comparable terminology. Certain statements in this Form 10-Q, including but not limited to those relating to the Company’s expected results, the accuracy of data relating to, and anticipated levels of, its future inventory and gross margins, its anticipated cash requirements and sources, and its business seasonality, are forward-looking statements.

Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated.  Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the successful integration of new stores into existing operations, the continued desirability and customer acceptance of existing and future product lines, possible cancellations of wholesale orders, the success of competitive products, and the availability of adequate sources of capital.  In addition to these factors, the economic and other factors identified in the Company’s most recent annual report on Form 10-K for the fiscal year ended December 31, 2002, including but not limited to the risk factors discussed therein, could affect the forward-looking statements contained herein and in the Company’s other public documents.

OVERVIEW

We derive our net revenue from the sale of GUESS? men’s and women’s apparel and our licensees’ products through our network of retail and factory outlet stores located primarily in the United States; from the sale of GUESS? men’s and women’s apparel worldwide to wholesale customers and distributors; from net royalties from worldwide licensing activities; from the sale of GUESS? apparel through retail and wholesale channels of our wholly-owned Canadian subsidiary, Guess Canada Corporation (“Guess Canada”); and from the sale of GUESS? men’s and women’s apparel and our licensee products through our on-line store at www.guess.com.

Unless the context indicates otherwise, when we refer to “we,” “us” or the “Company” in this Form 10-Q, we are referring to GUESS?, Inc. and its subsidiaries on a consolidated basis.

The Company’s quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end.  This resulted in 88 days for the first quarter ended March 29, 2003 compared to 89 days for the first quarter ended March 30, 2002.

RESULTS OF OPERATIONS

First Quarters Ended March 29, 2003 and March 30, 2002.

NET REVENUE.  Net revenue for the first quarter ended March 29, 2003 increased $1.4 million, or 1.0%, to $139.6 million from $138.2 million in the first quarter ended March 30, 2002.

Net revenue from retail operations increased 6.1% to $83.7 million in the first quarter of 2003 from $78.9 million in the prior year period.  This increase was attributable to 22 net new store openings, slightly offset by a sales decrease of 1.7% for comparable stores.  However, the Canadian stores continued to perform well during the quarter with positive comparable store sales.

Net revenue from wholesale operations declined $4.4 million, or 8.8%, to $45.0 million in the first quarter ended March 29, 2003 from $49.4 million in the first quarter ended March 30, 2002.  Domestic wholesale net revenue decreased in the first quarter of 2003 by $9.4 million, or 27.3%, to $25.0 million from $34.4 million in the prior year period.  The decrease in the first quarter domestic wholesale revenue is attributable to a decrease in the number of locations in which our product is sold, and lower spending by department stores in response to continuing softness in retailing.  International wholesale net revenue increased by $5.0 million, or 33.3%, from $15.0 million to $20.0 million during the first quarter of 2003.  International wholesale revenue increased due to improved sales in Europe.

Net royalty revenue for the first quarter ended March 29, 2003 increased $1.0 million, or 9.5%, to $10.9 million compared to $9.9 million during the same period in 2002.  The increase is attributable to improved performance by both domestic and international licensees.

GROSS PROFIT.  Gross profit decreased $3.8 million, or 8.3%, to $41.3 million in the first quarter ended March 29, 2003 from $45.1 million in the comparable 2002 period.  Gross profit for the retail segment declined during the first quarter of 2003 compared to the same prior year quarter primarily due to higher markdowns and higher store occupancy costs.  Lower wholesale revenues, sales to off-priced channels at prices below cost, and lower initial margins also had adverse effects on wholesale gross profit.  Higher licensing revenues partially offset the gross profit declines.

Gross margin (gross profit as a percentage of total net revenue) decreased to 29.6% in the first quarter of 2003 from 32.7% in the first quarter of 2002.  Gross margin from product sales decreased to 23.6% in the first quarter of 2003 from 27.4% in the first quarter of 2002.  Gross margin in the retail segment declined as a result of higher markdowns and store occupancy costs due to the lower sales productivity of new and existing stores.  Gross margin in the wholesale segment was negatively impacted by lower margins on off-price sales, lower initial margins for the period and higher allowances in domestic wholesale sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative (“SG&A”) expenses slightly increased by $0.8 million, or 1.6%, to $49.4 million in the first quarter of 2003 compared to $48.6 million in the first quarter of 2002. The increase was primarily attributable to the costs of operating 22 net new stores, partially offset by cost savings initiatives.  As a percentage of net revenue, SG&A expenses remained relatively flat with the prior year first quarter.

RESTRUCTURING, IMPAIRMENT AND SEVERANCE CHARGES.  During the first quarter ended March 30, 2002, the Company recorded an additional $0.7 million of costs for estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter of 2000.  These properties were sublet during the second quarter of 2002.

EARNINGS (LOSS) FROM OPERATIONS.  The loss from operations was $8.1 million in the first quarter of 2003 compared to the loss from operations of $4.2 million, in the first quarter of 2002.  The retail segment recorded a loss from operations of $6.5 million in the first quarter of 2003 versus a loss from operations of $4.5 million during the same quarter in 2002.  The 2002 first quarter results include restructuring, impairment and severance charges of $0.7 million.  The increase in the loss from operations for the retail segment was principally due to lower margins as a result of higher promotional markdowns and higher costs related to operating 22 net new stores.  Earnings from operations decreased in the wholesale segment to $0.3 million in the first quarter of 2003 from $3.4 million in the first quarter of 2002 primarily attributable to lower product sales.  Earnings from operations for the licensing segment increased $1.3 million to $8.9 million in the first quarter of 2003 from $7.6 million for the same period last year due primarily to the improved performance from both domestic and international licensees.  The loss resulting from unallocated corporate overhead slightly increased to $10.8 million in the first quarter of 2003 from $10.7 million for the same period last year.

INTEREST EXPENSE, NET.  Net interest expense decreased 8.9% to $2.1 million in the first quarter ended March 29, 2003, from $2.3 million for the same period in 2002.  The decrease was primarily attributable to a lower outstanding average debt during the first quarter of 2003.  Total debt at March 29, 2003 was $83.9 million, which included $79.6 million of the Company’s 9½% Senior Subordinated Notes due 2003 and approximately $1.7 million of bank debt.  On a comparable basis, the average debt balance for the first quarter of 2003 was $81.3 million, with an average effective interest rate of 10.1%, versus an average debt balance of $87.2 million, with an average effective interest rate of 10.4%, for the first quarter of 2002.

INCOME TAXES.  The income tax benefit for the quarter ended March 29, 2003 was $4.4 million, or a 43.0% effective tax rate, compared to income tax benefit of $2.8 million, or a 43.7% effective tax rate, for the quarter ended March 30, 2002.  Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

NET LOSS.  The net loss increased by $2.2 million to $5.8 million in the first quarter ended March 29, 2003, from a net loss of $3.6 million in the first quarter ended March 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as Arranger and Administrative Agent (“Credit Facility”), which replaced a previous credit agreement. The term of the Credit Facility is for a period of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company’s Canadian subsidiaries under a separate credit agreement (currently $15 million).  The Credit Facility includes a $47.5 million sub-limit for letters of credits.  Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers.  For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company’s financial performance as measured by a cash flow test.  This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Monthly commitment fees under the Credit Facility are 37.5 basis points per annum times the difference between $60 million and the amount of outstanding loans and letters of credit.  The Credit Facility requires the Company to maintain a minimum tangible net worth if excess availability under the Credit Facility is less than $20 million.  At March 29, 2003, the Company had $1.7 million in outstanding borrowings under the Credit Facility, $3.1 million in outstanding standby letters of credit, $12.3 million in outstanding documentary letters of credit, and approximately $47.9 million available for future borrowings.  As of March 29, 2003, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003 Guess? Royalty Finance LLC, an indirect wholly owned subsidiary of the Company, issued in a private placement $75 million of 6.75% asset-backed notes (“Secured Notes”).  The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified Guess? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such Guess? trademarks and the specified license agreements.  The Secured Notes due June 2012 pay interest and amortize principal quarterly.  The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount and (2) $1,750,000.  The net proceeds, after interest reserves and expenses, of approximately $66.8 million, along with available cash and borrowing under the Credit Facility, will be used to repay the 9½% Senior Subordinated Notes due in August 2003.  We have defeased the 9½% Senior Subordinated Notes in accordance with their terms on April 28, 2003 by a cash deposit with the trustee of $79.6 million representing principal plus $2.1 million in accrued interest.  We have called the 9½% Senior Subordinated Notes for redemption, which we expect to occur on May 27, 2003.

During the first quarter ended March 29, 2003, the Company relied on trade credit along with available cash and borrowings under the Company’s Credit Facility, and internally generated funds to finance its operations and expansion. Net cash used in operating activities was $21.3 million for the first quarter of 2003 compared to $0.4 million of cash used in operating activities for the first quarter of 2002. The increase in net cash used in operating activities was primarily attributable to lower earnings, higher accounts receivable and inventory declining at a significantly lower rate than compared to 2002, partially offset by a corresponding lower rate of decline in the accounts payable balance.  At March 29, 2003, the Company had working capital of $87.5 million compared to $21.4 million at December 31, 2002.  Working capital as of December 31, 2002, included the $79.6 million of 9½% Senior Subordinated Notes as a current liability.

Capital expenditures totaled $4.2 million, net of lease incentives granted of $0.1 million for the first quarter ended March 29, 2003, compared to $5.0 million, net of lease incentives granted of $0.3 million in the same period last year.  The Company’s capital expenditures planned for 2003 are approximately $18 million, primarily for retail store expansion of approximately 15-20 stores, including our expansion in Canada, store remodeling, investments in information systems and enhancements in other infrastructure.

The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, and interest and principal payments on its debt, primarily with proceeds from the issuance of the Secured Notes, cash flow from operations, and borrowings under the Credit Facility.

In January 2002, the Company established a qualified employee stock purchase plan  (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  On January 23, 2002, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.  During the first quarter of 2003, 23,772 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $3.02 per share for a total of $0.1 million.

In May 2001, the Company’s Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in open market transactions.  During 2002, the Company purchased 606,000 shares at an aggregate cost of $3.2 million, or an average of $5.21 per share.  No share repurchases were made during the first quarter ended March 29, 2003.  Since the inception of the share repurchase program in May 2001, the Company has purchased 1,137,000 shares at an aggregated cost of $7.1 million, or an average of $6.26 per share.

WHOLESALE BACKLOG

The Company generally receives wholesale orders approximately 90 to 120 days prior to the time the products are to be delivered to department and specialty stores.  As of May 3, 2003, unfilled wholesale orders decreased 28.3% to $46.2 million from $64.4 million at May 4, 2002.  The backlog of wholesale orders is affected by various factors including seasonality and the scheduling of manufacturing and shipment of product, which varies at any given time.  Accordingly, a comparison of backlogs of wholesale orders from period to period may not be indicative of eventual actual shipments.

SEASONALITY

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries.  Retail operations are generally stronger in the third and fourth quarters, and wholesale operations generally experience stronger performance in the third quarter.  As the timing of the shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year.

INFLATION

The Company does not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on net revenue or profitability.  Although higher rates of inflation have been experienced in a number of foreign countries in which the Company’s products are manufactured and sold, management does not believe that foreign rates of inflation have had a material adverse effect on its net revenue or profitability.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Management evaluates its estimates and judgments on an ongoing basis including those related to the valuation of inventories, accounts receivable allowances, the useful life of assets for depreciation, restructuring expense and accruals, evaluation of impairment, recoverability of deferred taxes and evaluation of net recoverable amounts and accruals for the sublet of certain lease obligations.  The Company believes that of its significant accounting policies the following may involve a higher degree of judgment and complexity:

Accounts Receivable:

In the normal course of business, the Company grants credit directly to certain wholesale customers after a credit analysis based on financial and other criteria.  Accounts receivable are recorded net of an allowance for doubtful accounts.  The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collections trends and an evaluation of the impact of current economic conditions.

Costs associated with customer markdowns are recorded as a reduction to net sales, and are included in the allowance for doubtful accounts.  These costs result from seasonal negotiations with the Company’s wholesale customers, as well as historic trends and the evaluation of the impact of current economic conditions.

Inventories:

Inventories are valued at the lower of cost (first-in, first-out and weighted average method) or market.  The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons’ inventory.  Market value of non-current inventory is estimated based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

Valuation of goodwill, intangible and other long-lived assets:

The Company assesses the impairment of its long-lived assets (i.e., goodwill, and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis or when a triggering event occurs.  The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate income from operations and positive cash flow in future periods or significant changes in its strategic business objectives and utilization of the assets.  If the assets are assessed to be recoverable, they are amortized over the periods benefited.  If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company receives United States dollars (“USD”) for substantially all product sales and licensing revenue.  Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the cost of goods in the future.  In addition, royalties received from international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in USD.  During the last three fiscal years, exchange rate fluctuations have not had a material impact on inventory costs.

The Company may enter into derivative financial instruments, including forward exchange contracts, to manage exchange risk on foreign currency transactions. These financial instruments can be used to protect the Company from the risk that the eventual net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates.  Changes in the fair value of derivative financial instruments are either recognized periodically through the income statement or through stockholders’ equity as a component of comprehensive income or loss.  The classification depends on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.  Generally, changes in fair values of derivatives designated as fair value hedges are matched in the income statement against the respective gain or loss relating to the hedged items.  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income or loss net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are currently reported in income.

Forward Exchange Contracts	U.S. Dollar Equivalent	Maturity Date	Fair Value in U.S. $ at March 29, 2003
Canadian dollars	$1,000,000	April 1 to April 30, 2003	$1,055,227
Canadian dollars	1,000,000	May 1 to May 30, 2003	1,053,189
Canadian dollars	1,000,000	June 2 to June 30, 2003	1,045,989
Canadian dollars	1,000,000	June 16 to July 16, 2003	1,023,911
Canadian dollars	1,000,000	July 2 to July 31, 2003	1,038,788
Canadian dollars	1,000,000	August 1 to 29, 2003	1,015,216

Based upon the rates at March 29, 2003, the cost to buy the equivalent U.S. dollars discussed above was approximately $9.2 million Canadian currency.

At March 29, 2003, 94.9% of the Company’s indebtedness contained a fixed interest rate of 9.5%.  Substantially all of the Company’s remaining indebtedness, including borrowings under the Credit Facility, is at variable rates of interest.  Accordingly, changes in interest rates would impact the Company’s results of operations in future periods.  A 100 basis point change in interest rate is not expected to significantly impact the Company’s operating results.  The Company has called the 9½% Senior Subordinated Notes for redemption as described under "Liquidity and Capital Resources" above.

ITEM 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including Maurice Marciano and Paul Marciano as Co-Chief Executive Officers, Carlos Alberini as President and Chief Operating Officer and Frederick G. Silny as Senior Vice President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on the evaluation, Maurice Marciano, Paul Marciano, Carlos Alberini and Frederick G. Silny have concluded that these controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that are filed under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

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

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

ITEM 5.    Other Information

On May 6, 2003, the Company filed a shelf Registration Statement on Form S-3 with the SEC registering substantially all of the Company's common stock beneficially owned by Armand Marciano.  This Form S-3 has not yet been declared effective.

ITEM 6.    Exhibits and Reports on Form 8-K

a)             Exhibits:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Bylaws of the Company. (2)
*4.1

Indenture, dated as of April 28, 2003, by and among Guess? Royalty Finance LLC and BNY Midwest Trust Company, as Indenture Trustee for the 6.75% Secured Notes issued by Guess? Royalty Finance LLC (the “6.75% Secured Notes”).

*4.2	Guarantee and Collateral Agreement dated as of April 28, 2003, made by Guess? IP Holder L.P. in favor of BNY Midwest Trust Company, as Indenture Trustee for the 6.75% Secured Notes.
4.3	Specimen stock certificate. (1)
*10.1	Guess? Contribution Agreement dated as of April 28, 2003, by and between the Company and Guess? IP Holder L.P.
*10.2	Licensing Contribution Agreement dated as of April 28, 2003, by and between Guess? Licensing, Inc. and Guess? IP Holder L.P.
*10.3	Receivables Contribution Agreement dated as of April 28, 2003, by and between Guess? IP Holder L.P. and Guess? Royalty Finance LLC.
*10.4	Guess? License Agreement dated as of April 28, 2003, by and between Guess? IP Holder L.P. and the Company. (3)
*99.1.	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. (4)
*99.2.	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. (4)
*99.3.	Certification of President, Chief Operating Officer and Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
*99.4.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

*        Filed herewith

(1)                Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.

(2)                Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

(3)                Portions of this agreement have been deleted for which confidential treatment has been requested pursuant to Rule 24(b)(2) of the Securities Exchange Act of 1934, as amended.  These portions have been omitted and noted with *.  A copy of this agreement, including all information for which confidential treatment has been requested, has been filed separately with the Securities and Exchange Commission.

(4)     A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

b)            Reports on Form 8-K:

None

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.

Date: May 13, 2003	By:	/s/ MAURICE MARCIANO
Maurice Marciano
Co-Chief Executive Officer and Director

I, Paul Marciano, Co-Chief Executive Officer and Director, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of GUESS?, Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.

Date: May 13, 2003	By:	/s/ PAUL MARCIANO
Paul Marciano
Co-Chief Executive Officer and Director

I, Carlos Alberini, President, Chief Operating Officer and Director, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of GUESS?, Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.

Date: May 13, 2003	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President, Chief Operating Officer and Director

I, Frederick G. Silny, Senior Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of GUESS?, Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.

Date: May 13, 2003	By:	/s/ FREDERICK G. SILNY
Frederick G. Silny
Senior Vice President and Chief Financial Officer (Principal
Financial Officer)