Form 10-Q
period 2002-06-28
GUESS INC ET AL/CA/
filed 2003-08-12
CIK 912463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2003

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

Yes	☒	No	☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

As of August 4, 2003, the registrant had 43,177,406 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 28, 2003	Dec 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$7,102	$31,753
Restricted cash	4,923	—
Receivables, net	36,116	35,437
Inventories, net	96,269	95,683
Prepaid expenses and other current assets	15,169	11,278
Deferred tax assets	14,836	14,836
Total current assets	174,415	188,987
Property and equipment, at cost, less accumulated depreciation and amortization	120,911	128,097
Goodwill, net of accumulated amortization	11,610	10,970
Other assets, at cost, net of accumulated amortization	24,576	21,478
Total assets	$331,512	$349,532

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable and long-term debt	$13,933	$80,138
Accounts payable	39,995	44,460
Accrued expenses	37,110	42,963
Total current liabilities	91,038	167,561
Notes payable and long-term debt, excluding current installments	67,631	1,480
Other liabilities	14,584	14,211
Total liabilities	173,253	183,252

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 64,254,198 and 64,203,462, outstanding 43,176,656 and 43,076,767 shares at June 28, 2003 and December 31, 2002, respectively	150	150
Paid-in capital	169,901	170,111
Deferred compensation	(460)	(729)
Retained earnings	144,678	155,896
Accumulated other comprehensive income (loss)	1,206	(1,565)
Treasury stock, 21,077,542 and 21,126,695 shares repurchased at June 28, 2003 and December 31, 2002, respectively	(157,216)	(157,583)
Net stockholders’ equity	158,259	166,280
Total liabilities and stockholders’ equity	$331,512	$349,532

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net revenue:
Product sales	$123,164	$112,996	$251,886	$241,257
Net royalties	7,878	6,793	18,740	16,711
	131,042	119,789	270,626	257,968
Cost of product sales	90,055	79,381	188,290	172,444
Gross profit	40,987	40,408	82,336	85,524

Selling, general and administrative expenses	47,207	49,847	96,631	98,474
Restructuring, impairment and severance charges	846	—	846	655
Loss from operations	(7,066)	(9,439)	(15,141)	(13,605)

Other (income) expense:
Interest expense	2,558	2,258	4,646	4,592
Interest income	(58)	(83)	(83)	(153)
Other, net	(11)	(647)	(26)	(676)
	2,489	1,528	4,537	3,763

Loss before income tax benefit	(9,555)	(10,967)	(19,678)	(17,368)

Income tax benefit	(4,110)	(4,535)	(8,460)	(7,335)

Net loss	$(5,445)	$(6,432)	(11,218)	$(10,033)

Net loss per share:
Basic and diluted	$(0.13)	$(0.15)	$(0.26)	$(0.23)

Weighted average shares outstanding:
Basic and diluted	43,155	43,629	43,148	43,578

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 28, 2003	June 29, 2002

Cash flows from operating activities:
Net loss	$(11,218)	$(10,033)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	17,498	20,178
Amortization of other assets	10	52
Net loss on disposition of property and equipment	436	491
Other items, net	311	(1,264)
Changes in operating assets and liabilities:
Restricted cash	(4,923)	—
Receivables	(679)	6,570
Inventories	(586)	8,883
Prepaid expenses and other assets	(7,633)	(7,609)
Accounts payable	(4,465)	(5,542)
Accrued expenses and other liabilities	(6,992)	(6,137)
Net cash (used in) provided by operating activities	(18,241)	5,589
Cash flows from investing activities:
Purchases of property and equipment, net of lease incentives	(7,179)	(10,433)
Acquisition of license	—	(250)
Net cash used in investing activities	(7,179)	(10,683)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	185,217	—
Repayments of notes payable and long-term debt	(185,271)	(958)
Issuance of common stock	426	1,238
Net cash provided by financing activities	372	280
Effect of exchange rates on cash	397	77
Net decrease in cash and cash equivalents	(24,651)	(4,737)
Cash and cash equivalents at beginning of period	31,753	31,870
Cash and cash equivalents at end of period	$7,102	$27,133
Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$7,094	$4,743
Income taxes	(3,172)	1,552

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2003

(in thousands, except per share amounts)

(unaudited)

(1)           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of June 28, 2003 and December 31, 2002, the condensed consolidated statements of operations for the three and six months ended June 28, 2003 and June 29, 2002, and the condensed consolidated statements of cash flows for the six months ended June 28, 2003 and June 29, 2002.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The results of operations for the three and six months ended June 28, 2003 are not necessarily indicative of the results of operations for the full fiscal year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The Company’s quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end.  The six months ended June 28, 2003 had 179 days compared to 180 days in the six months ended June 29, 2002.

Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to classifications used in the current year.  These reclassifications had no impact on previously reported results.

(2)           Summary of Significant Accounting Policies

Classification of Certain Costs and Expenses

The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in costs of product sales. Distribution costs related to the wholesale business are included in selling, general and administrative expenses and amounted to $1.8 million and $2.0 million for the three months ended June 28, 2003 and June 29, 2002, respectively, and $3.9 million and $4.2 million for the six months ended June 28, 2003 and June 29, 2002, respectively. The Company includes store selling, selling and merchandising, advertising, wholesale distribution costs, design and other corporate overhead costs as a component of selling, general and administrative expenses.

Loss Per Share

Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding for the period.  The diluted loss per share for the three and six months ended June 28, 2003 and June 29, 2002 was computed using the basic weighted-average number of shares outstanding. The three-month period excluded 53,889 and 182,496 potentially dilutive shares, respectively, and the six-month period excluded 13,872 and 230,616 potentially dilutive shares, respectively, as their effect would be anti-dilutive when applied to losses.

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

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized gains (losses) on investments available for sale and foreign currency translation adjustments.  A reconciliation of comprehensive loss for the three and six-months periods ended June 28, 2003 and June 29, 2002 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net loss	$(5,445)	$(6,432)	$(11,218)	$(10,033)
Unrealized gain (loss) on investments, net of tax	176	(216)	187	(190)
Foreign currency translation adjustment	1,919	(77)	2,584	759
Comprehensive loss	$(3,350)	$(6,725)	$(8,447)	$(9,464)

Employee Stock Options

The Company has stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost for stock options is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company records compensation expense related to its restricted stock award plan at the market price of the underlying stock on the date of grant as unearned compensation and amortizes this amount to expense over the vesting period.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net loss, as reported	$(5,445)	$(6,432)	$(11,218)	$(10,033)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	37	85	105	321

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(672)	(607)	(1,310)	(1,196)

Pro forma loss	$(6,080)	$(6,954)	$(12,423)	$(10,908)

Loss per share:
Basic—as reported	$(0.13)	$(0.15)	$(0.26)	$(0.23)
Basic—pro forma	$(0.14)	$(0.16)	$(0.29)	$(0.25)

Diluted—as reported	$(0.13)	$(0.15)	$(0.26)	$(0.23)
Diluted—pro forma	$(0.14)	$(0.16)	$(0.29)	$(0.25)

New Accounting Standards

On July 30, 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS 146 did not have a material impact on the Company’s financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 clarifies the requirements of a guarantor in accounting for and disclosing certain guarantees issued and outstanding.  FIN 45 is effective for fiscal years ending after December 15, 2002.  The adoption of FIN 45 did not have any impact on the Company’s financial position or results of operations.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The guidance should be applied prospectively.  The adoption of SFAS 149 is not expected to have a significant impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.”  SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003.  The effect of adopting SFAS 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption.  Restatement of prior periods is not permitted.  SFAS 150 is not expected to have any impact on the Company’s financial position or results of operations.

(3)           Accounts Receivable

Accounts receivable consists of trade receivables, net of reserves aggregating $6,260,000 and $8,350,000 at June 28, 2003 and December 31, 2002, respectively and royalty receivables, less allowance for doubtful accounts of $1,013,000 at both June 28, 2003 and December 31, 2002.

(4)           Inventories

The components of inventories consist of the following (in thousands):

	June 28, 2003	Dec 31, 2002
Raw materials	$7,898	$7,026
Work in progress	2,501	1,049
Finished goods – wholesale	25,065	33,634
Finished goods – retail	60,805	53,974
	$96,269	$95,683

As of June 28, 2003 and December 31, 2002, reserves to write-down inventories to the lower of cost or market totaled $6.7 million and $7.9 million, respectively.

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

Net revenue and loss from operations are summarized as follows for the three and six months periods ended June 28, 2003 and June 29, 2002 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net revenue:
Retail operations	$95,657	$79,892	$179,319	$158,758
Wholesale operations	27,507	33,104	72,567	82,499
Licensing operations	7,878	6,793	18,740	16,711
	$131,042	$119,789	$270,626	$257,968

Earnings (loss) from operations:
Retail operations	$4,430	$(2,391)	$(2,064)	$(6,907)
Wholesale operations	(8,388)	(688)	(8,128)	2,737
Licensing operations	5,791	4,144	14,711	11,735
Corporate overhead	(8,899)	(10,504)	(19,660)	(21,170)
	$(7,066)	$(9,439)	$(15,141)	$(13,605)

Due to the seasonal nature of these business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(7)           Long-Term Debt

On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as Arranger and Administrative Agent (“Credit Facility”), which replaces a previous credit agreement. The term of the Credit Facility is for a period of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company’s Canadian subsidiaries under a separate credit agreement (currently $15 million).  The Credit Facility includes a $47.5 million sub-limit for letters of credits.  Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers.  For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company’s financial performance as measured by a cash flow test.  This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Monthly commitment fees for unused borrowings up to $60 million under the Credit Facility are 37.5 basis points per annum.  The Credit Facility requires the Company to maintain a minimum tangible net worth if excess availability under the Credit Facility is less than $20 million. The agreement also restricts the payment of dividends by the Company.  At June 28, 2003, the Company had $7.4 million in outstanding borrowings under the Credit Facility, $2.5 million in outstanding standby letters of credit, $19.8 million in outstanding documentary letters of credit, and approximately $39.7 million available for future borrowings.  As of June 28, 2003, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003, Guess? Royalty Finance LLC, an indirect wholly owned subsidiary of the Company, issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (“Secured Notes”).  The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified Guess? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such Guess? trademarks and the specified license agreements.  The Secured Notes pay interest and amortize principal quarterly.  The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000.  At June 28, 2003, the Company had $4.9 million of restricted cash related to the interest reserve.  The net proceeds, after interest reserves and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the 9½% Senior Subordinated Notes due August 2003.  The Company called the 9½% Senior Subordinated Notes for redemption on May 27, 2003.

(8)           Employee Stock Purchase Plan

In January 2002, the Company established a qualified employee stock purchase plan  (“ESPP”), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP is a straight purchase plan and is not subject to any holding period, however all Company employees are subject to the terms of the Company’s securities trading policy which generally prohibits the purchase or sale of any Company securities during the two weeks before the end of each fiscal quarter through the second business days after the public announcement by the Company of its earnings for that period.  On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.  During the six months ended June 28, 2003, 49,153 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $3.02 per share.

(9)           Share Repurchase Program

In May 2001, the Company’s Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in open market transactions.  During the fiscal year 2002, the Company purchased 606,000 shares at an aggregate cost of $3.2 million, or an average of $5.21 per share.  No share repurchases were made during the six months ended June 28, 2003.  Since the inception of the share repurchase program in May 2001, the Company has purchased 1,137,000 shares at an aggregated cost of $7.1 million, or an average of $6.26 per share.

(10)         Related Party Transactions

Effective January 1, 2003, the Company entered into a license agreement with BARN S.r.l. (“BARN”), an Italian corporation, under which the Company granted BARN the right to manufacture and distribute children’s clothing in certain territories of Europe.  The license has an initial term of three years and has terms equivalent to our other license agreements.  Two key employees of our wholly-owned subsidiary Guess Italia, S.r.l. own BARN.  In addition, Guess Italia, S.r.l. provides office space and services for BARN.

(11)         Registration Statement

On May 6, 2003, the Company filed a shelf Registration Statement on Form S-3 with the SEC registering substantially all of the Company’s common stock beneficially owned by Armand Marciano, the former Senior Executive Vice President of the Company.  This Form S-3 was declared effective on July 3, 2003.

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

The Company’s quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end.  This resulted in 179 days for the six months ended June 28, 2003 compared to 180 days for the six months ended June 29, 2002.

RESULTS OF OPERATIONS

Three and Six Months Ended June 28, 2003 and June 29, 2002.

NET REVENUE.  Net revenue for the three months ended June 28, 2003 increased $11.2 million, or 9.4%, to $131.0 million from $119.8 million in the three months ended June 29, 2002, primarily due to revenue growth in the retail segment.

Net revenue from retail operations increased 19.7% to $95.7 million in the three months of 2003 from $79.9 million in the prior year period.  The increase was driven by a comparable store sales increase of 11.7% which accounted for $9.0 million of the increase and a $6.8 million increase due to a larger store base, which represented a 9.5% increase in square footage as compared to the end of the same period last year.

Net revenue from wholesale operations declined $5.6 million, or 16.9%, to $27.5 million in the three months ended June 28, 2003 from $33.1 million in the three months ended June 29, 2002.  Domestic wholesale net revenue decreased in the three months of 2003 by $3.8 million, or 15.8%, to $20.3 million from $24.1 million in the prior year period.  The decrease in domestic wholesale revenue for the 2003 three-month period is attributable to a decrease in the number of locations in which our product is sold from approximately 1,400 locations in the prior year period to approximately 800 locations at June 28, 2003, and lower spending by department stores in response to continuing softness in retailing.  The Company continues to work with its wholesale customers to build its business in existing locations and in the long term to increase the number of locations its product is sold.  Based on current trends, the Company does not believe that there will be a further significant decline in the number of locations its product is sold.  International wholesale net revenue also decreased by $1.8 million, or 20.0%, from $9.0 million to $7.2 million during the three months of 2003.  International wholesale net revenue declined primarily as a result of reduced sales in Asia and the Middle East.

Net royalty revenue for the three months ended June 28, 2003 increased $1.0 million, or 16.0%, to $7.8 million from $6.8 million during the same period in 2002.  The increase is attributable to improved performance by international licensees.

Net revenue for the six-month period ended June 28, 2003 increased $12.6 million, or 4.9%, to $270.6 million from $258.0 million in the six-month period ended June 29, 2002, primarily due to the increase in the retail segment.

Net revenue from retail operations increased 13.0% to $179.3 million for the first six months of 2003 from $158.8 million for the first six months of 2002.  This increase was due to a comparable store sales increase of 5.0% which accounted for $7.8 million of the increase and a $12.7 million increase due to 22 net new store openings with a 9.5% increase in square footage as compared to the end of the same period last year.

Net wholesale revenue declined $9.9 million, or 12.0%, to $72.6 million in the six months ended June 28, 2003 compared to $82.5 million in the same period in 2002.  During the six months ended June 28, 2003, domestic wholesale net revenue decreased $13.2 million, or 22.6%, to $45.3 million from $58.5 million in the same period a year ago.  The decrease in domestic wholesale revenue for the 2003 six-month period is attributable to the decrease in the number of locations in which our product is sold and lower spending by department stores in response to continuing softness in retailing.  International wholesale net revenues increased $3.3 million for the 2003 six-month period, or 13.8%, to $27.3 million from $24.0 million in the same period a year ago.  International wholesale revenue increased primarily due to improved sales in Europe partially offset by reduced sales in the Middle East.

Net royalty revenue for the six-month period ended June 28, 2003 increased by $2.0 million, or 12.1%, to $18.7 million from $16.7 million during the same period in 2002.  The increase is attributable to improved performance by international licensees.

GROSS PROFIT.  Gross profit increased $0.6 million, or 1.4%, to $41.0 million in the three months ended June 28, 2003 from $40.4 million in the comparable 2002 period.  Gross profit for the retail segment increased $6.3 million, or 27.4%, to $28.8 million during the three months of 2003 compared to the same prior year period primarily due to higher sales partially offset by higher store occupancy costs due to 22 net new stores.  Gross profit for the wholesale segment decreased $6.7 million, or 60.8%, to $4.3 million during the three months of 2003 compared to the same prior year period.  The decline in gross profit for wholesale was due to the $5.6 million reduction in sales, which accounted for 28% of the decrease and a lower gross margin percentage due to lower initial margins, higher off-price sales and higher markdown allowances, which accounted for 72% of the decrease.

Gross margin (gross profit as a percentage of total net revenue) decreased to 31.3% in the three months ended June 28, 2003 from 33.7% in the three months ended June 29, 2002.  Gross margin from product sales decreased to 26.9% in the three months ended June 28, 2003 from 29.7% in the three months ended June 29, 2002.  Gross margin in the retail segment increased primarily due to improved leverage of occupancy costs as a result of comparable store sales increases.  Gross margin in the wholesale segment was negatively impacted by lower margins on off-price sales, lower initial margins for the period and higher markdown allowances in domestic wholesale sales.

Gross profit declined $3.2 million, or 3.7%, to $82.3 million for the six months ended June 28, 2003 from $85.5 million for the six months ended June 29, 2002.  The decrease in gross profit during the six-month period ended June 28, 2003 primarily resulted from a lower gross profit margin in the wholesale segment.  Gross profit for the retail segment increased $4.4 million, or 10.3%, to $46.8 million during the six months of 2003 compared to the same prior year period due to higher retail sales.  The decline in gross profit for wholesale was due to the $9.9 million reduction in revenues, which accounted for 33% of the decrease, and a lower gross margin percentage due to lower initial margins and a higher markdown allowance rate, which accounted for 67% of the decrease.

Gross margin decreased during the six months ended June 28, 2003 to 30.4% from 33.2% during the same period in 2002.  Higher gross margin in the retail segment was offset by lower margins in the wholesale segment as a result of lower initial margins, lower margins on off-price sales and higher markdown allowances in domestic wholesale sales.

The Company’s gross margins may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude a portion of them from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative (“SG&A”) expenses declined by $2.6 million, or 5.3%, to $47.2 million in the three months ended June 28, 2003 from $49.8 million in the comparable three months of 2002. The decrease was primarily attributable to a $1.3 million decrease in advertising expenses and $2.6 million in other cost savings initiatives partially offset by a $1.3 million increase representing the cost of operating 22 net new stores.  As a percentage of net revenue, SG&A expenses decreased to 36.0% in the three months of 2003 from 41.6% in the three months of 2002.

SG&A expenses decreased $1.9 million, or 1.9% to $96.6 million, or 35.7% of net sales, in the first half of 2003 as compared to $98.5 million, or 38.2% of net sales, in the first half of 2002.  This improvement resulted from $1.9 million in lower advertising expenses and $2.4 million in other cost-cutting actions taken over the past year partially offset by a $2.4 million increase representing the cost of operating 22 net new stores.

RESTRUCTURING, IMPAIRMENT AND SEVERANCE CHARGES.  During the three months ended June 28, 2003, the Company recorded a restructuring charge of $0.8 million related to severance payments for staff reductions to streamline the corporate structure, consolidate operations and reduce the workforce.

During the six month period ended June 29, 2002, the Company recorded an additional $0.7 million of costs for estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter of 2000.  These properties were sublet during the second quarter of 2002.

EARNINGS (LOSS) FROM OPERATIONS.  The loss from operations was $7.1 million in the three months ended June 28, 2003, compared to the loss from operations of $9.4 million, in the three months ended June 29, 2002.  The 2003 three months results included restructuring, impairment and severance charges of $0.8 million.  The retail segment recorded earnings from operations of $4.4 million in the three months ended June 28, 2003 versus a loss from operations of $2.3 million during the same period in 2002.  The increase in earnings from operations for the retail segment was principally due to higher retail sales partially offset by higher costs related to operating 22 net new stores.  The loss from operations increased in the wholesale segment to $8.4 million in the three months ended June 28, 2003 from $0.7 million in the three months ended June 29, 2002.  The increase in the operating loss for the wholesale segment is principally due to a $6.7 million decrease in wholesale gross margin due to a 16.9% decline in revenues, lower initial margins and increased losses on off-price sales plus $1.0 million higher selling, general and administrative expenses due primarily to a restructuring charge of $0.5 million related to severance payments associated with the wholesale segment.  Earnings from operations for the licensing segment increased $1.7 million to $5.8 million in the three months ended June 28, 2003 from $4.1 million for the same period last year due primarily to the improved performance from international licensees.  The cost of unallocated corporate overhead declined to $8.9 million in the three months ended June 28, 2003 from $10.5 million for the same period last year due to cost savings initiatives.

The loss from operations for the six months ended June 28, 2003 was $15.1 million compared to the loss from operations of $13.6 million for the six months ended June 29, 2002.  The 2002 six months results included restructuring, impairment and severance charges of $0.7 million. The retail segment generated a loss from operations of $2.1 million in the first half of 2003 compared to a loss from operations of $6.8 million in the same 2002 period.  The decrease in the loss from operations was primarily attributable to a 5.0% increase in comparable store sales for the 2003 six-month period.  The loss from operations for the wholesale segment was $8.1 million in the first half of 2003 compared to earnings from operations of $2.7 million in the first half of 2002.  The increase in the operating loss for the wholesale segment was principally due to a $9.6 million decrease in wholesale gross margin due to a 12.0% decline in revenues, lower initial margins and increased loss on off-price sales plus $1.2 million higher selling general and administrative expenses due primarily to a restructuring charge of $0.5 million related to severance payments associated with the wholesale segment.  Earnings from operations for the licensing segment increased to $14.7 million for the 2003 six-month period from $11.7 million for the same 2002 period due to the improved performance from international licensees.  The cost of unallocated corporate overhead declined to $19.6 million in the six months ended June 28, 2003 from $21.2 million for the same period last year due to cost savings initiatives.

INTEREST EXPENSE.  Interest expense increased 13.3% to $2.6 million in the three months ended June 28, 2003, from $2.3 million for the same period in 2002.  The increase was primarily due to the 30-day overlap of interest expense between the Secured Notes issued on April 28, 2003 and the Senior Subordinated Notes redeemed on May 27, 2003.  Total debt at June 28, 2003 was $81.6 million, which included $72.9 million of the Company’s 6.75% Secured Notes due 2012 and approximately $7.4 million of bank debt.  On a comparable basis, the average debt balance for the three months ended June 28, 2003 was $85.0 million, with an average effective interest rate of 12.2%, versus an average debt balance of $86.4 million, with an average effective interest rate of 10.8%, for the same period in 2002.

Interest expense was flat for the six months ended June 28, 2003 compared to the 2002 period.  On a comparable basis, the average debt balance for the first six months of 2003 was $82.8 million, with an average effective interest rate of 11.2%, versus an average debt balance for the first six months of 2002 of $86.9 million, with an average effective interest rate of 10.6%.

INCOME TAXES.  The income tax benefit for the three months ended June 28, 2003 was $4.1 million, or a 43.0% effective tax rate, compared to the income tax benefit of $4.5 million, or a 41.4% effective tax rate, for the three months ended June 29, 2002.  The income tax benefit for the six months ended June 29, 2002 was $8.5 million, or a 43.0% effective tax rate, compared to the income tax benefit of $7.3 million, or a 42.2% effective tax rate, for the six months ended June 29, 2002. Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

NET LOSS.  The net loss decreased by $1.0 million to $5.4 million in the three months ended June 28, 2003, from a net loss of $6.4 million in the three months ended June 29, 2002.  For the 2003 six-month period, the net loss increased by $1.2 million to a net loss of $11.2 million, from a net loss of $10.0 million, during the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as Arranger and Administrative Agent (“Credit Facility”), which replaced a previous credit agreement. The term of the Credit Facility is for a period of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company’s Canadian subsidiaries under a separate credit agreement (currently $15 million).  The Credit Facility includes a $47.5 million sub-limit for letters of credits.  Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers.  For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company’s financial performance as measured by a cash flow test.  This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Monthly commitment fees under the Credit Facility are 37.5 basis points per annum times the difference between $60 million and the amount of outstanding loans and letters of credit.  The Credit Facility requires the Company to maintain a minimum tangible net worth if excess availability under the Credit Facility is less than $20 million.  The agreement also restricts the payment of dividends by the Company.  At June 28, 2003, the Company had $7.4 million in outstanding borrowings under the Credit Facility, $2.5 million in outstanding standby letters of credit, $19.8 million in outstanding documentary letters of credit, and approximately $39.7 million available for future borrowings.  As of June 28, 2003, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003 Guess? Royalty Finance LLC, an indirect wholly owned subsidiary of the Company, issued in a private placement $75 million of 6.75% asset-backed notes (“Secured Notes”).  The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified Guess? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such Guess? trademarks and the specified license agreements.  The Secured Notes due June 2012 pay interest and amortize principal quarterly.  The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000.  At June 28, 2003, the Company had $4.9 million of restricted cash related to the interest reserve.  The net proceeds, after interest reserves and expenses, of approximately $66.8 million, along with available cash and borrowing under the Credit Facility, were used to repay the 9½% Senior Subordinated Notes due in August 2003.  The Company called the 9½% Senior Subordinated Notes for redemption on May 27, 2003.

During the six months ended June 28, 2003, the Company relied on trade credit along with available cash and borrowings under the Company’s Credit Facility, and internally generated funds to finance its operations and expansion. Net cash used in operating activities was $18.2 million for the six months of 2003 compared to $5.6 million of net cash provided by operating activities for the first half of 2002. The decrease in cash provided by operating activities reflects a $1.3 million combined increase in accounts receivable and inventory for the six months ended June 28, 2003 compared to a combined decline of $15.5 million in inventory and accounts receivable during the six months ended June 29, 2002.  The decrease in cash provided by operating activities is also due to an increase in restricted cash of $4.9 million and $2.7 million in lower depreciation compared to the prior year period.  At June 28, 2003, the Company had working capital of $83.4 million compared to $21.4 million at December 31, 2002.  Working capital as of December 31, 2002, included the $79.6 million of 9½% Senior Subordinated Notes due August 2003 as a current liability.

Capital expenditures totaled $7.2 million, net of lease incentives granted of $1.5 million for the six months ended June 28, 2003, compared to $10.4 million, net of lease incentives granted of $1.1 million in the same period last year.  The Company’s capital expenditures for 2003 are expected to be between $16 million and $18 million, primarily for retail store expansion of approximately 20 stores, including our expansion in Canada, store remodeling, investments in information systems and enhancements in other infrastructure.

The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, and interest and principal payments on its debt, primarily with cash flow from operations and borrowings under the Credit Facility.

In January 2002, the Company established a qualified employee stock purchase plan  (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.  During the six months ended June 28, 2003, 49,153 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $3.02 per share for a total of $0.1 million.

In May 2001, the Company’s Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in open market transactions.  During 2002, the Company purchased 606,000 shares at an aggregate cost of $3.2 million, or an average of $5.21 per share.  No share repurchases were made during the six months ended June 28, 2003.  Since the inception of the share repurchase program in May 2001, the Company has purchased 1,137,000 shares at an aggregated cost of $7.1 million, or an average of $6.26 per share.

WHOLESALE BACKLOG

The Company generally receives wholesale orders approximately 90 to 120 days prior to the time the products are to be delivered to department and specialty stores.  As of August 2, 2003, unfilled wholesale orders decreased 20.2% to $41.1 million from $51.5 million at August 3, 2002.  The backlog of wholesale orders is affected by various factors including a decrease in the number of locations our product is sold, seasonality and the scheduling of manufacturing and shipment of product, which varies at any given time.  Accordingly, a comparison of backlogs of wholesale orders from period to period may not be indicative of eventual actual shipments.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

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

The Company had the following foreign exchange contracts opened at June 28, 2003:

Forward Exchange Contracts	U.S. Dollar Equivalent	Maturity Date	Fair Value in U.S. $ at June 28, 2003
Canadian dollars	$1,000,000	July 2 to July 31, 2003	$1,130,078
Canadian dollars	500,000	July 2 to July 31, 2003	541,058
Canadian dollars	1,000,000	August 1 to August 29, 2003	1,104,435
Canadian dollars	1,000,000	September 2 to September 30, 2003	1,086,773
Canadian dollars	500,000	October 1 to October 31, 2003	516,930
Canadian dollars	1,000,000	August 15 to September 15, 2003	1,019,745
Canadian dollars	1,000,000	October 1 to October 31, 2003	1,010,508

Based upon the rates at June 28, 2003, the cost to buy the equivalent U.S. dollars discussed above was approximately $6.4 million Canadian currency.

At June 28, 2003, 89.4% of the Company’s indebtedness contained a fixed interest rate of 6.75%.  Substantially all of the Company’s remaining indebtedness, including borrowings under the Credit Facility, is at variable rates of interest.  Accordingly, changes in interest rates would impact the Company’s results of operations in future periods.  A 100 basis point change in interest rate is not expected to significantly impact the Company’s operating results.

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

The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that are filed under the Exchange Act is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

Most major corporations, particularly those operating retail businesses, become involved from time to time in a variety of employment-related claims and other matters incidental to their business. In the opinion of our management, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our results of operations or financial condition; however, we cannot predict the outcome of these matters.

ITEM 2.    Changes in Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Guess?, Inc. was held on May 12, 2003 (the “Meeting”).  Proxies for the Meeting were solicited pursuant to Regulation 14A under the Exchange Act.  There was no solicitation in opposition to management’s nominees as listed in the Proxy Statement.  At the Meeting, the stockholders elected two directors, approved the termination of the Shareholders’ Agreement and ratified the appointment of KPMG LLP as the Company’s independent certified public accountants for the 2003 fiscal year.  There were no other proposals voted upon by the stockholders at the Meeting.  The stockholders voted at the Meeting as follows:

Description	For	Against	Withheld	Abstain	Broker Non- Votes

Election of Carlos Alberini	41,782,072	N/A	230,810	N/A	—

Election of Alice Kane	41,788,170	N/A	224,712	N/A	—

Approval of the termination of the Shareholders’ Agreement	38,138,759	19,503	N/A	21,647	3,832,973

Ratification of appointment of KPMG LLP as the Company’s independent certified public accountants for the year ending December 31, 2003	41,739,767	257,135	N/A	15,980	—

ITEM 5.    Other Information

On May 6, 2003, the Company filed a shelf Registration Statement on Form S-3 with the SEC registering substantially all of the Company’s common stock beneficially owned by Armand Marciano, the former Senior Executive Vice President of the Company.  This Form S-3 was declared effective on July 3, 2003.

ITEM 6.    Exhibits and Reports on Form 8-K

a)             Exhibits:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Amended and Restated Bylaws of the Company. (2)
4.1

Indenture, dated as of April 28, 2003, by and among Guess? Royalty Finance LLC and BNY Midwest Trust Company, as Indenture Trustee for the 6.75% Secured Notes issued by Guess? Royalty Finance LLC (the “6.75% Secured Notes”). (3)

4.2	Guarantee and Collateral Agreement dated as of April 28, 2003, made by Guess? IP Holder L.P. in favor of BNY Midwest Trust Company, as Indenture Trustee for the 6.75% Secured Notes. (3)
*4.3	Termination of Amended and Restated Shareholders’ Agreement
4.4	Specimen stock certificate. (1)
*10.1	First Amendment of Employment Agreement between the Registrant and Carlos Alberini.
*31.1	Certification of Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. (4)
*31.2	Certification of Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. (4)
*31.3	Certification of President, Chief Operating Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
*31.4	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
*32.1	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. (5)
*32.2	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. (5)
*32.3	Certification of President, Chief Operating Officer and Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
*32.4	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

*        Filed herewith

(1)     Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on May 24, 1996, as amended.

(2)     Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

(3)     Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(4)     A signed original of this written statement required by Section 302 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(5)     A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

b)            Reports on Form 8-K:

Form 8-K filed on April 30, 2003 announcing the issuance in a private placement of $75 million of 6.75% notes due 2012 secured by rights and interests in specific Guess? intellectual property and licenses and royalty monies payable thereunder by Guess Royalty Finance LLC, a subsidiary of Guess?, Inc., dated as of April 29, 2003.

Form 8-K filed on May 5, 2003 announcing the resignation of Armand Marciano, the Senior Executive Vice President and Assistant Secretary of Guess?, Inc., dated as of April 30, 2003.

Form 8-K filed on May 7, 2003 announcing the financial results for the quarter ended March 29, 2003 and retail sales results for the fiscal month of April 2003, reporting under “Item 9. Regulation FD Disclosure” rather than under “Item 12. Results of Operations and Financial Condition,” dated as of May 7, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.

Date: August 12, 2003	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President, Chief Operating Officer and Director

Date: August 12, 2003	By:	/s/ FREDERICK G. SILNY
Frederick G. Silny
Senior Vice President and Chief Financial Officer (Principal Financial Officer)