Form 10-Q
period 2003-09-27
GUESS INC ET AL/CA/
filed 2003-11-06
CIK 912463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2003

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

As of October 28, 2003, the registrant had 43,465,858 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	Sept. 27, 2003	Dec. 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$12,384	$31,753
Restricted cash	4,748	—
Receivables, net	41,166	35,437
Inventories, net	104,671	95,683
Prepaid expenses and other current assets	15,741	11,278
Deferred tax assets	14,836	14,836
Total current assets	193,546	188,987
Property and equipment, at cost, less accumulated depreciation and amortization	119,742	128,097
Goodwill, net of accumulated amortization	11,610	10,970
Other assets, at cost, net of accumulated amortization	19,430	21,478
Total assets	$344,328	$349,532

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable and long-term debt	$14,111	$80,138
Accounts payable	50,719	44,460
Accrued expenses	41,007	42,963
Total current liabilities	105,837	167,561
Notes payable and long-term debt, excluding current installments	58,222	1,480
Other liabilities	14,330	14,211
Total liabilities	178,389	183,252

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 64,465,432 and 64,203,462, outstanding 43,407,206 and 43,076,767 shares at September 27, 2003 and December 31, 2002, respectively	152	150
Paid-in capital	170,992	170,111
Deferred compensation	(639)	(729)
Retained earnings	151,375	155,896
Accumulated other comprehensive income (loss)	1,131	(1,565)
Treasury stock, 21,058,226 and 21,126,695 shares repurchased at September 27, 2003 and December 31, 2002, respectively	(157,072)	(157,583)
Net stockholders’ equity	165,939	166,280
Total liabilities and stockholders’ equity	$344,328	$349,532

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Net revenue:
Product sales	$156,549	$145,524	$408,435	$386,781
Net royalties	10,125	12,274	28,865	28,985
	166,674	157,798	437,300	415,766
Cost of product sales	105,078	101,039	293,368	273,483
Gross profit	61,596	56,759	143,932	142,283

Selling, general and administrative expenses	48,133	51,704	144,764	150,178
Litigation settlement	—	(4,000)	—	(4,000)
Restructuring, impairment and severance charges	—	—	846	655
Earnings (loss) from operations	13,463	9,055	(1,678)	(4,550)

Other (income) expense:
Interest expense	1,733	2,249	6,379	6,841
Interest income	(17)	(24)	(100)	(177)
Other, net	—	(129)	(26)	(805)
	1,716	2,096	6,253	5,859

Earnings (loss) before income tax (benefit)	11,747	6,959	(7,931)	(10,409)

Income tax (benefit)	5,050	3,585	(3,410)	(3,750)

Net earnings (loss)	$6,697	$3,374	$(4,521)	$(6,659)

Net earnings (loss) per share:
Basic	$0.15	$0.08	$(0.10)	$(0.15)
Diluted	$0.15	$0.08	$(0.10)	$(0.15)

Weighted average shares outstanding:
Basic	43,237	43,345	43,178	43,499
Diluted	43,573	43,420	43,178	43,499

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002

Cash flows from operating activities:
Net loss	$(4,521)	$(6,659)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	25,982	29,250
Amortization of other assets	120	217
Net loss on disposition of property and equipment	843	622
Other items, net	206	(266)
Changes in operating assets and liabilities:
Restricted cash	(4,748)	—
Receivables	(5,729)	(12,849)
Inventories	(8,988)	(10,199)
Prepaid expenses and other assets	(3,056)	(4,766)
Accounts payable	6,259	6,646
Accrued expenses and other liabilities	(3,878)	(3,525)
Net cash provided by (used in) operating activities	2,490	(1,529)
Cash flows from investing activities:
Purchases of property and equipment, net of lease incentives	(14,446)	(18,025)
Proceeds from the disposition of property and equipment	6	—
Net proceeds from the sale of investments	—	75
Acquisition of license	—	(1,222)
Net cash used in investing activities	(14,440)	(19,172)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	271,706	153
Repayments of notes payable and long-term debt	(280,991)	(1,923)
Issuance of common stock	1,484	1,599
Purchase of treasury stock	—	(3,157)
Net cash used in financing activities	(7,801)	(3,328)
Effect of exchange rates on cash	382	66
Net decrease in cash and cash equivalents	(19,369)	(23,963)
Cash and cash equivalents at beginning of period	31,753	31,870
Cash and cash equivalents at end of period	$12,384	$7,907
Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$8,596	$8,899
Income taxes	(3,457)	2,567

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2003

(in thousands, except per share amounts)

(unaudited)

(1)                                 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of September 27, 2003 and December 31, 2002, the condensed consolidated statements of operations for the three and nine months ended September 27, 2003 and September 28, 2002, and the condensed consolidated statements of cash flows for the nine months ended September 27, 2003 and September 28, 2002.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The results of operations for the three and nine months ended September 27, 2003 are not necessarily indicative of the results of operations for the full fiscal year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The Company’s quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end.  The nine months ended September 27, 2003 had 270 days compared to 271 days in the nine months ended September 28, 2002.

Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to classifications used in the current year.  These reclassifications had no impact on previously reported results.

(2)                                 Summary of Significant Accounting Policies

Classification of Certain Costs and Expenses

The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in costs of product sales. Distribution costs related to the wholesale business are included in selling, general and administrative expenses and amounted to $1.7 million and $2.2 million for the three months ended September 27, 2003 and September 28, 2002, respectively, and $5.6 million and $6.4 million for the nine months ended September 27, 2003 and September 28, 2002, respectively. The Company includes store selling, selling and merchandising, advertising, wholesale distribution costs, design and other corporate overhead costs as a component of selling, general and administrative expenses.

Earnings (Loss) Per Share

Basic earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represent net earnings divided by the weighted average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents.  For the three months ended September 27, 2003 and September 28, 2002, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock.  Options to purchase 1,119,254 shares of common stock at prices ranging from $7.59 to $27.31 during the three months ended September 27, 2003 and options to purchase 2,629,291 shares of common stock at prices ranging from $5.58 to $27.31 during the three months ended September 28, 2002 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and therefore such options would be anti-dilutive.  The diluted loss per share for the nine months ended September 27, 2003 and September 28, 2002 was computed using the basic weighted-average number of shares outstanding and excluded 109,219 and 159,666 potentially dilutive shares, respectively, as their effect would be anti-dilutive when applied to losses.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings (loss), unrealized gain (loss) on investments available for sale and foreign currency translation adjustments.  A reconciliation of comprehensive income (loss) for the three and nine-months periods ended September 27, 2003 and September 28, 2002 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Net earnings (loss)	$6,697	$3,374	$(4,521)	$(6,659)
Unrealized gain (loss) on investments, net of tax	60	12	247	(179)
Foreign currency translation adjustment	(135)	94	2,449	854
Comprehensive income (loss)	$6,622	$3,480	$(1,825)	$(5,984)

Employee Stock Options

The Company has stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost for stock options is reflected in net earnings (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company records compensation expense related to its restricted stock award plan at the market price of the underlying stock on the date of grant as unearned compensation and amortizes this amount to expense over the vesting period.  The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002

Net earnings (loss), as reported	$6,697	$3,374	$(4,521)	$(6,659)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	62	138	167	459

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(662)	(599)	(1,987)	(1,795)
Pro forma earnings (loss)	$6,097	$2,913	$(6,341)	$(7,995)

Earnings (loss) per share:
Basic—as reported	$0.15	$0.08	$(0.10)	$(0.15)
Basic—pro forma	$0.14	$0.07	$(0.15)	$(0.18)

Diluted—as reported	$0.15	$0.08	$(0.10)	$(0.15)
Diluted—pro forma	$0.14	$0.07	$(0.15)	$(0.18)

New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply.  The Interpretation applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003.  The Company has no interest in any variable interest entities created after January 31, 2003.  The implementation for entities that hold a variable interest in entities created before February 1, 2003 has been delayed to the first interim or annual period ending after December 15, 2003.  The Company is currently evaluating the impact of FIN 46 and it does not expect that the adoption of this standard will have any significant impact on its financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The guidance should be applied prospectively.  The adoption of SFAS 149 did not have any impact on the Company’s financial position or results of operations.

(3)                                 Accounts Receivable

Accounts receivable consists of trade receivables, net of reserves aggregating $6,650,000 and $8,350,000 at September 27, 2003 and December 31, 2002, respectively and royalty receivables, less allowance for doubtful accounts of $1,013,000 at both September 27, 2003 and December 31, 2002.

(4)                                 Inventories

The components of inventories consist of the following (in thousands):

	Sept. 27, 2003	Dec. 31, 2002
Raw materials	$8,155	$7,026
Work in progress	3,557	1,049
Finished goods – wholesale	31,921	33,634
Finished goods – retail	61,038	53,974
	$104,671	$95,683

As of September 27, 2003 and December 31, 2002, reserves to write-down inventories to the lower of cost or market totaled $6.9 million and $7.9 million, respectively.

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

Net revenue and earnings (loss) from operations are summarized as follows for the three and nine month periods ended September 27, 2003 and September 28, 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Net revenue:
Retail operations	$114,196	$94,760	$293,515	$253,518
Wholesale operations	42,353	50,764	114,920	133,263
Licensing operations	10,125	12,274	28,865	28,985
	$166,674	$157,798	$437,300	$415,766

Earnings (loss) from operations:
Retail operations	$9,489	$1,702	$7,425	$(5,205)
Wholesale operations	2,439	3,512	(5,689)	6,249
Licensing operations	8,464	9,496	23,175	21,231
Corporate overhead	(6,929)	(5,655)	(26,589)	(26,825)
	$13,463	$9,055	$(1,678)	$(4,550)

Corporate overhead for both the three and nine months ended September 28, 2002, is net of proceeds of $4.0 million from a litigation settlement in the third quarter of 2002.

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

For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company’s financial performance as measured by a cash flow test.  This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans.  Monthly commitment fees for unused borrowings up to $60 million under the Credit Facility are 37.5 basis points per annum.  The Credit Facility requires the Company to maintain a minimum tangible net worth if excess availability under the Credit Facility is less than $20 million. The agreement also restricts the payment of dividends by the Company.  At September 27, 2003, the Company had no outstanding borrowings under the Credit Facility; it had $3.3 million in outstanding standby letters of credit, $16.3 million in outstanding documentary letters of credit, and approximately $63.1 million available for future borrowings.  As of September 27, 2003, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003, Guess? Royalty Finance LLC, an indirect wholly owned subsidiary of the Company, issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (“Secured Notes”).  The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified Guess? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such Guess? trademarks and the specified license agreements.  The Secured Notes pay interest and amortize principal quarterly.  At September 27, 2003, the Company owed $70.3 million under the Secured Notes.  The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000.  At September 27, 2003, the Company had $4.7 million of restricted cash related to the interest reserve.  The net proceeds, after interest reserves and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the 9½% Senior Subordinated Notes due August 2003.  The Company called the 9½% Senior Subordinated Notes for redemption on May 27, 2003.

(8)                                 Employee Stock Purchase Plan

In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP is a straight purchase plan and is not subject to any holding period, however all Company employees are subject to the terms of the Company’s securities trading policy which generally prohibits the purchase or sale of any Company securities during the two weeks before the end of each fiscal quarter through the second business day after the public announcement by the Company of its earnings for that period.  On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.  During the nine months ended September 27, 2003, 68,469 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $3.31 per share.

(9)           Share Repurchase Program

In May 2001, the Company’s Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in open market transactions.  During the fiscal year 2002, the Company purchased 606,000 shares at an aggregate cost of $3.2 million, or an average of $5.21 per share.  No share repurchases were made during the nine months ended September 27, 2003.  Since the inception of the share repurchase program in May 2001, the Company has purchased 1,137,000 shares at an aggregated cost of $7.1 million, or an average of $6.26 per share.

(10)         Related Party Transactions

Effective January 1, 2003, the Company entered into a license agreement with BARN S.r.l. (“BARN”), an Italian corporation, under which the Company granted BARN the right to manufacture and distribute children’s clothing in certain territories of Europe.  The license has an initial term of three years and has terms equivalent to the Company’s other license agreements.  Two key employees of the Company’s wholly-owned subsidiary Guess Italia, S.r.l. own BARN.  In addition, Guess Italia, S.r.l. provides office space and services for BARN.

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

OVERVIEW

We derive our net revenue from the sale of GUESS? men’s and women’s apparel and our licensees’ products through our network of 258 retail and factory outlet stores located in the United States and Canada; from the sale of GUESS? men’s and women’s apparel worldwide to wholesale customers and distributors; from net royalties from worldwide licensing activities; from the sale of GUESS? apparel through retail and wholesale channels of our wholly-owned Canadian subsidiary, Guess Canada Corporation (“Guess Canada”); and from the sale of GUESS? men’s and women’s apparel and our licensee products through our on-line store at www.guess.com.

Unless the context indicates otherwise, when we refer to “we,” “us” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.

The Company’s quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end.  This resulted in 270 days for the nine months ended September 27, 2003 compared to 271 days for the nine months ended September 28, 2002.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 27, 2003 and September 28, 2002.

NET REVENUE.  Net revenue for the three months ended September 27, 2003 increased $8.9 million, or 5.6%, to $166.7 million from $157.8 million in the three months ended September 28, 2002, primarily due to sales growth in the retail segment partially offset by lower wholesale and licensing revenue.

Net revenue from retail operations increased 20.5% to $114.2 million in the three months ended September 27, 2003 from $94.8 million in the prior year period.  The increase was driven by a comparable store sales increase of 13.2% which accounted for $12.1 million of the increase and a $7.3 million increase due to a larger store base, which represented an 8.4% increase in square footage as compared to the same period last year.

Net revenue from wholesale operations declined $8.3 million, or 16.6%, to $42.4 million in the three months ended September 27, 2003 from $50.7 million in the three months ended September 28, 2002.  Domestic wholesale net revenue decreased in the three months of 2003 by $5.6 million, or 17.7%, to $26.1 million from $31.7 million in the prior year period.  The decrease in domestic wholesale revenue for the 2003 three-month period resulted from a decrease in the number of locations in which our product is offered from approximately 1,300 locations in the prior year period to approximately 800 locations at September 27, 2003.

The Company continues to work with its wholesale customers to build its business in the most profitable locations and in the long term to increase the number of locations in which its product is sold.  Based on current trends, the Company does not believe that there will be a further significant decline in the number of locations in which its product is sold.  International wholesale net revenue decreased by $2.7 million, or 14.2%, from $19.0 million for the three-month period ended September 28, 2002 to $16.3 million during the three-month period ended September 27, 2003 primarily due to lower sales in the Middle East and Asia.

Net royalty revenue for the three months ended September 27, 2003 decreased $2.2 million, or 17.5%, to $10.1 million from $12.3 million during the same period in 2002.  The decrease is primarily attributable to a royalty adjustment received as a result of a licensee audit in the prior year period.

Net revenue for the nine-month period ended September 27, 2003 increased $21.5 million, or 5.2%, to $437.3 million from $415.8 million in the same prior year period, primarily due to sales growth in the retail segment.

Net revenue from retail operations increased 15.8% to $293.5 million for the first nine months of 2003 from $253.5 million for the first nine months of 2002.  This increase was due to a comparable store sales increase of 8.1% which accounted for $19.8 million of the increase and a $20.2 million increase due to an average of 19 more stores operating in the 2003 nine-month period as compared with the comparable prior year period with an 8.7% increase in square footage as compared to the same period last year.

Net wholesale revenue declined $18.4 million, or 13.8%, to $114.9 million in the nine months ended September 27, 2003 compared to $133.3 million in the same period in 2002.  During the nine months ended September 27, 2003, domestic wholesale net revenue decreased $18.8 million, or 20.8%, to $71.4 million from $90.2 million in the same prior year period.  The decrease in domestic wholesale revenue for the 2003 nine-month period is attributable to the decrease in the number of locations in which our products are offered.  International wholesale net revenues increased $0.4 million for the 2003 nine-month period, or 0.9%, to $43.5 million from $43.1 million in the same period a year ago.  International wholesale revenue increased primarily due to improved sales in Europe partially offset by reduced sales in the Middle East.

Net royalty revenue for the nine-month period ended September 27, 2003 decreased by $0.1 million, or 0.4%, to $28.9 million from $29.0 million during the same period in 2002.

GROSS PROFIT.  Gross profit increased $4.8 million, or 8.5%, to $61.6 million in the three months ended September 27, 2003 from $56.8 million in the comparable 2002 period.  The increase is attributable to improved margins at both retail and wholesale, partially offset by lower net licensing revenue.  Gross profit for the retail segment increased $7.6 million, or 26.6%, to $36.2 million during the three months of 2003 compared to the same prior year period due to the increase in comparable store sales resulting in better leverage of store occupancy costs.  Gross profit for the wholesale segment decreased $0.6 million, or 3.8%, to $15.3 million during the three months of 2003 compared to the same prior year period.  The decline in gross profit for wholesale was due to the $8.3 million reduction in sales, which accounted for $2.6 million of the decrease partially offset by a $2.0 million increase from higher gross margin percentage due to higher initial margins, lower off-price sales and lower markdown allowances.

Gross margin (gross profit as a percentage of total net revenue) increased to 37.0% in the three months ended September 27, 2003 from 36.0% in the three months ended September 28, 2002.  Gross margin from product sales increased to 32.9% in the three months ended September 27, 2003 from 30.6% in the three months ended September 28, 2002.  Gross margin in the retail segment increased primarily due to improved leverage of occupancy costs as a result of comparable store sales increases.  Gross margin in the wholesale segment increased due to higher initial margins for the period, lower off-price sales and lower markdown allowances in domestic wholesale sales.

Gross profit increased $1.6 million, or 1.2%, to $143.9 million for the nine months ended September 27, 2003 from $142.3 million for the nine months ended September 28, 2002.  The increase in gross profit during the nine-month period ended September 27, 2003 primarily resulted from improved gross profit in the retail segment.  Gross profit for the retail segment increased $11.9 million, or 16.8%, to $82.9 million during the nine months of 2003, compared to the same prior year period, due to the increase in comparable store sales resulting in better leverage of the store occupancy costs and a larger store base.  Gross profit for the wholesale segment decreased $10.2 million, or 24.1%, to $32.1 million during the nine months of 2003 compared to the same prior year period.  The decline in gross profit for wholesale was due to the $18.4 million reduction in revenues, which accounted for 57% of the decrease, and a lower gross margin percentage due to lower initial margins, higher losses on off-price sales and a higher markdown allowance rate, which accounted for 43% of the decrease.

Gross margin decreased during the nine months ended September 27, 2003 to 32.9% from 34.2% during the same period in 2002.  Higher gross margin in the retail segment was offset by lower margins in the wholesale segment as a result of lower initial margins, lower margins on off-price sales and higher markdown allowances in domestic wholesale sales.

The Company’s gross margins may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude a portion of them from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative (“SG&A”) expenses declined by $3.6 million, or 6.9%, to $48.1 million in the three months ended September 27, 2003 from $51.7 million in the comparable three months of 2002.  The decrease was primarily attributable to a $2.4 million decrease in advertising expenses and $2.5 million in other cost savings initiatives partially offset by a $1.3 million increase representing the cost of operating an average of 18 additional stores as compared to the prior year period.  As a percentage of net revenue, SG&A expenses decreased to 28.9% in the three months ended September 27, 2003 from 32.8% in the three months ended September 28, 2002.

SG&A expenses decreased $5.4 million, or 3.6%, to $144.8 million, or 33.1% of net sales, in the nine months ended September 27, 2003 as compared to $150.2 million, or 36.1% of net sales, in the nine months ended September 28, 2002.  This improvement resulted from $4.3 million in lower advertising expenses and $5.0 million in other cost-cutting actions taken over the past year partially offset by a $3.9 million increase representing the cost of operating an average of 19 additional stores as compared to the prior year period.

LITIGATION SETTLEMENT.  During the three months ended September 28, 2002, the Company received approximately $4.0 million as part of a litigation settlement.

RESTRUCTURING, IMPAIRMENT AND SEVERANCE CHARGES.  During the nine months ended September 27, 2003, the Company recorded a restructuring charge of $0.8 million related to severance payments for the reduction in the Company’s workforce, which was part of its continuing efforts to reduce costs, improve productivity, streamline its corporate structure and consolidate operations.

During the nine months ended September 28, 2002, the Company recorded an additional $0.7 million of costs for estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter of 2000.  These properties were sublet during the second quarter of 2002.

EARNINGS (LOSS) FROM OPERATIONS.  Earnings from operations increased to $13.5 million in the three months ended September 27, 2003, from $9.1 million, in the three months ended September 28, 2002.  The retail segment recorded earnings from operations of $9.5 million in the three months ended September 27, 2003 versus $1.7 million during the same period in 2002.  The increase in earnings from operations for the retail segment was principally due to higher retail sales partially offset by higher costs related to operating an average of 18 additional stores as compared to the prior year period.  Earnings from operations decreased in the wholesale segment to $2.4 million in the three months ended September 27, 2003 from $3.5 million in the same prior year period.  The decrease in earnings from operations for the wholesale segment is principally due to a $0.6 million decrease in wholesale gross margin attributable to a 16.6% decline in revenues plus $0.5 million higher selling, general and administrative expenses.  Earnings from operations for the licensing segment decreased $1.0 million to $8.5 million in the three months ended September 27, 2003 from $9.5 million for the same period last year due primarily to the decreased revenue of $2.2 million partially offset by a $1.0 million reduction in advertising expenses.  The cost of unallocated corporate overhead increased to $6.9 million in the three months ended September 27, 2003 from $5.6 million for the same period last year due to proceeds of $4.0 million from a litigation settlement received in 2002 partially offset by cost savings initiatives.

The loss from operations for the nine months ended September 27, 2003 decreased to $1.7 million compared to $4.6 million for the nine months ended September 28, 2002.  The 2003 nine months results included restructuring, impairment and severance charges of $0.8 million, while the same period in 2002 included restructuring, impairment and severance charges of $0.7 million and proceeds of $4.0 million from a litigation settlement.   The retail segment generated earnings from operations of $7.4 million in the first nine months of 2003 compared to a loss of $5.2 million in the same 2002 period.  The increase in earnings from retail operations was primarily attributable to an 8.1% increase in comparable store sales for the 2003 nine-month period partially offset by higher costs related to operating an average of 19 additional stores as compared to the prior year period.  The loss from operations for the wholesale segment was $5.7 million in the nine months ended September 27, 2003 compared to earnings from operations of $6.2 million in the same 2002 period.  The increase in the operating loss for the wholesale segment was principally due to a $10.2 million decrease in wholesale gross profit attributable to a 13.8% decline in revenues, lower initial margins and increased losses on off-price sales plus $1.7 million higher expenses primarily resulting from a restructuring charge of $0.8 million related to severance payments.  Earnings from operations for the licensing segment increased to $23.2 million for the 2003 nine-month period from $21.2 million for the same 2002 period due primarily to the reduced advertising expenses.  The cost of unallocated corporate overhead declined to $26.6 million in the nine months ended September 27, 2003 from $26.8 million for the same period last year due to cost savings initiatives almost entirely offset by proceeds of $4.0 million from a litigation settlement received in 2002.

INTEREST EXPENSE.  Interest expense decreased 22.9% to $1.7 million in the three months ended September 27, 2003, from $2.2 million for the same period in 2002 reflecting the lower interest rate of 6.75% on the Secured Notes issued on April 28, 2003 compared to 9½% on the Senior Subordinated Notes redeemed on May 27, 2003.  Total debt at September 27, 2003 was $72.3 million, which included $70.3 million of the Company’s 6.75% Secured Notes due 2012.  On a comparable basis, the average debt balance for the three months ended September 27, 2003 was $82.1 million, with an average effective interest rate of 8.45%, versus an average debt balance of $85.2 million, with an average effective interest rate of 10.6%, for the same period in 2002.

Interest expense was $6.4 million for the nine months ended September 27, 2003 compared to $6.8 million for the 2002 period.  On a comparable basis, the average debt balance for the 2003 nine-month period was $82.8 million, with an average effective interest rate of 10.3%, versus an average debt balance for the same prior year period of $86.3 million, with an average effective interest rate of 10.6%.

INCOME TAXES.  Income tax for the three months ended September 27, 2003 was $5.1 million, or a 43.0% effective tax rate, compared to the income tax expense of $3.6 million, or a 51.5% effective tax rate, for the three months ended September 28, 2002.  The income tax benefit for the nine months ended September 27, 2003 was $3.4 million, or a 43.0% effective tax rate, compared to the income tax benefit of $3.8 million, or a 36.0% effective tax rate, for the same period last year.  Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

NET EARNINGS (LOSS).  Net earnings increased by $3.3 million to $6.7 million in the three months ended September 27, 2003, from $3.4 million in the three months ended September 28, 2002.  The three-month period ended September 28, 2002 included proceeds of $4.0 million, or $2.6 million net of tax, from a litigation settlement.  For the 2003 nine-month period, the net loss decreased by $2.2 million to a net loss of $4.5 million, from a net loss of $6.7 million, during the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as Arranger and Administrative Agent (“Credit Facility”), which replaced a previous credit agreement. The term of the Credit Facility is for a period of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company’s Canadian subsidiaries under a separate credit agreement (currently $15 million).  The Credit Facility includes a $47.5 million sub-limit for letters of credits.  Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers.  For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company’s financial performance as measured by a cash flow test.  This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Monthly commitment fees under the Credit Facility are 37.5 basis points per annum times the difference between $60 million and the amount of outstanding loans and letters of credit.  The Credit Facility requires the Company to maintain a minimum tangible net worth if excess availability under the Credit Facility is less than $20 million.  The agreement also restricts the payment of dividends by the Company.  At September 27, 2003, the Company had no outstanding borrowings under the Credit Facility; it had $3.3 million in outstanding standby letters of credit, $16.3 million in outstanding documentary letters of credit, and approximately $63.1 million available for future borrowings.  As of September 27, 2003, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003 Guess? Royalty Finance LLC, an indirect wholly owned subsidiary of the Company, issued in a private placement $75 million of 6.75% asset-backed notes (“Secured Notes”).  The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified Guess? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such Guess? trademarks and the specified license agreements.  The Secured Notes due June 2012 pay interest and amortize principal quarterly.  The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000.  At September 27, 2003, the Company had $4.7 million of restricted cash related to the interest reserve.  The net proceeds, after interest reserves and expenses, of approximately $66.8 million, along with available cash and borrowing under the Credit Facility, were used to repay the 9½% Senior Subordinated Notes due in August 2003.  The Company called the 9½% Senior Subordinated Notes for redemption on May 27, 2003.

During the nine months ended September 27, 2003, the Company relied on trade credit, along with available cash and borrowings under the Company’s Credit Facility, and internally generated funds, to finance its operations and expansion. Net cash provided by operating activities was $2.5 million for the nine months of 2003 compared to $1.5 million of net cash used in operating activities for the prior year period.  The increase in cash provided by operating activities reflects lower levels of inventory and accounts receivables at September 27, 2003 compared to the balances at September 28, 2002 and improved operating performance, partially offset by higher restricted cash balances related to the Secured Notes and lower depreciation for the 2003 nine-month period.  At September 27, 2003, the Company had working capital of $87.7 million compared to $21.4 million at December 31, 2002.  Working capital as of December 31, 2002 included the $79.6 million of 9½% Senior Subordinated Notes due August 2003 as a current liability.

Capital expenditures totaled $14.4 million, net of lease incentives granted of $2.0 million, for the nine months ended September 27, 2003, compared to $18.0 million, net of lease incentives granted of $4.0 million, in the same period last year.  The Company’s capital expenditures for 2003 are expected to be approximately $18 million, primarily for retail store expansion of approximately 20 stores, including our expansion in Canada, store remodeling, investments in information systems and enhancements in other infrastructure.

The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, and interest and principal payments on its debt, primarily with cash flow from operations and borrowings under the Credit Facility.

In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.  During the nine months ended September 27, 2003, 68,469 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $3.31 per share for a total of $0.2 million.

In May 2001, the Company’s Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in open market transactions.  During 2002, the Company purchased 606,000 shares at an aggregate cost of $3.2 million, or an average of $5.21 per share.  No share repurchases were made during the nine months ended September 27, 2003.  Since the inception of the share repurchase program in May 2001, the Company has purchased 1,137,000 shares at an aggregated cost of $7.1 million, or an average of $6.26 per share.

WHOLESALE BACKLOG

The Company generally receives wholesale orders approximately 90 to 120 days prior to the time the products are to be delivered to department and specialty stores.  As of October 18, 2003, unfilled wholesale orders decreased 10.6% to $44.6 million from $49.9 million at October 19, 2002.  Consistent with our current strategy of immediates and injections of fashion product during the respective season, the Company has left open a considerable amount of our wholesale customers open-to-buy, resulting in an inconsistent comparison year over year.  The backlog of wholesale orders is affected by various other factors including a decrease in the number of locations our product is sold, seasonality and the scheduling of manufacturing and shipment of product, which varies at any given time.  Accordingly, a comparison of backlogs of wholesale orders from period to period may not be indicative of eventual actual shipments.

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

The Company had the following foreign exchange contracts open at September 27, 2003:

Forward Exchange Contracts	U.S. Dollar Equivalent	Maturity Date	Fair Value in U.S. $ at September 27, 2003
Canadian dollars	$500,000	October 1 to October 31, 2003	$516,231
Canadian dollars	1,000,000	October 1 to October 31, 2003	1,009,140
Canadian dollars	500,000	November 3 to November 28, 2003	500,511
Canadian dollars	1,000,000	December 1 to December 30, 2003	1,032,756
Canadian dollars	1,000,000	January 5 to January 30, 2004	1,035,339
Canadian dollars	1,000,000	February 2 to February 27, 2004	1,007,221
Canadian dollars	1,000,000	March 1 to March 31, 2004	1,008,697

Based upon the rates at September 27, 2003, the cost to buy the equivalent U.S. dollars discussed above was approximately $8.1 million Canadian currency.

At September 27, 2003, 97.2% of the Company’s indebtedness contained a fixed interest rate of 6.75%.  Substantially all of the Company’s remaining indebtedness, including borrowings under the Credit Facility, is at variable rates of interest.  Accordingly, changes in interest rates would impact the Company’s results of operations in future periods.  A 100 basis point change in interest rate is not expected to significantly impact the Company’s operating results.

ITEM 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including Maurice Marciano and Paul Marciano as Co-Chief Executive Officers, Carlos Alberini as President and Chief Operating Officer and Frederick G. Silny as Senior Vice President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures and, based on the evaluation, Maurice Marciano, Paul Marciano, Carlos Alberini and Frederick G. Silny have concluded that these controls and procedures are effective as of the end of the period covered by this report.  There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

4.2	Guarantee and Collateral Agreement dated as of April 28, 2003, made by Guess? IP Holder L.P. in favor of BNY Midwest Trust Company, as Indenture Trustee for the 6.75% Secured Notes. (3)
4.3	Termination of Amended and Restated Shareholders’ Agreement. (4)
4.4	Specimen stock certificate. (1)
10.1	First Amendment of Employment Agreement between the Registrant and Carlos Alberini. (4)
*31.1	Certification of Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. (5)
*31.2	Certification of Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. (5)
*31.3	Certification of President, Chief Operating Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
*31.4	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
*32.1	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. (6)
*32.2	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. (6)
*32.3	Certification of President, Chief Operating Officer and Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
*32.4	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

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

(2)                Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

(3)                Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(4)                Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

(5)                A signed original of this written statement required by Section 302 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(6)                A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

b)            Reports on Form 8-K:

Form 8-K, dated August 6, 2003, announcing the financial results for the quarter ended June 28, 2003 and retail sales results for the fiscal month of July 2003, filed on August 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.

Date:	November 6, 2003	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President, Chief Operating Officer and Director

Date:	November 6, 2003	By:	/s/ FREDERICK G. SILNY
Frederick G. Silny
Senior Vice President and Chief Financial Officer (Principal Financial Officer)