Form 10-K
period 2003-12-31
GUESS INC ET AL/CA/
filed 2004-03-12
CIK 912463

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

        As of the close of business on June 28, 2003 the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $76,327,000 based upon the closing price $6.04 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders, but has included the market value of all shares of its common stock reported as beneficially owned by Armand Marciano; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate' of the registrant.

        As of the close of business on March 11, 2004, the registrant had 43,818,866 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the proxy statement for the registrant's 2004 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

TABLE OF CONTENTS
PART I

Item	Description	Page
1	Business	1
2	Properties	13
3	Legal Proceedings	14
4	Submission of Matters to a Vote of Security Holders	14
PART II
5	Market for Registrant's Common Equity and Related Stockholder Matters	15
6	Selected Financial Data	15
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
7A	Quantitative and Qualitative Disclosures About Market Risk	29
8	Financial Statements and Supplementary Data	29
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30
9A	Controls and Procedures	30
PART III
10	Directors and Executive Officers of the Registrant	31
11	Executive Compensation	31
12	Security Ownership of Certain Beneficial Owners and Management	31
13	Certain Relationships and Related Transactions	31
14	Principal Accountant Fees and Services	31
PART IV
15	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K	32

PART I

ITEM 1. BUSINESS

Important Factors Regarding Forward-Looking Statements

        Throughout this Annual Report on Form 10-K we make "forward-looking" statements, which are not historical facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be in the Company's other reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will", "continue", and other similar terms and phrases, including references to assumptions.

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

        Our products are sold through three primary distribution channels: in our own stores, to a network of wholesale accounts and through the Internet. GUESS? branded products, some of which are produced under license, are also sold internationally through a series of licensees and distributors. Our core customer is a style-conscious consumer primarily between the ages of 15 and 30. These consumers are part of a highly desirable demographic group that we believe is growing rapidly and has significant disposable income. We also appeal to customers outside this group through specialty product lines that include GUESS Collection, a more sophisticated fashion line targeted to women, and GUESS Kids, targeted to boys and girls ages 6 to 12.

        We were founded in 1981 and currently operate as a Delaware corporation.

Business Segments

        The business segments of the Company are retail, wholesale and licensing. In the first quarter of 2003, the Company revised its segment reporting to better reflect how its three business segments—retail, wholesale and licensing—are managed and each segment's performance is evaluated. The earnings from operations for each segment now include those costs that are specifically related to each segment, consisting primarily of store operations, distribution, selling and merchandising, depreciation, amortization and employee compensation directly related to that business segment. In addition, the Company is continuing to allocate design and advertising charges to the business segments based on the assessed benefit derived from the respective expenditures. The new structure excludes from the segment results corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and include, among others, the following corporate costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal. All amounts for 2002 and 2001 have been revised to conform to the 2003 presentation. Financial information about each segment for the fiscal years ended December 31, 2003, 2002 and 2001 are included under Note 15 to the Consolidated Financial Statements contained herein.

        In 2003, 70.3% of our net revenue was generated from retail operations, 23.5% from wholesale operations and 6.2% from licensing operations. Our total net revenue in 2003 was $636.6 million and net earnings were $7.3 million.

Business Strengths

        We believe we have several business strengths which are necessary for the execution of our strategies. These business strengths include:

        Brand Equity.    We believe that our name is one of the most familiar in fashion and is one of our most valuable assets. We believe the enduring strength of the GUESS? brand name and image is due mainly to our consistent emphasis on innovative and distinctive product designs that stand for exceptional styling and quality. Our industry is highly competitive and subject to rapidly changing consumer preferences and tastes. The success of our brand depends on our ability to anticipate the fashion preferences of our customers. We have a team of designers who, under the direction of Maurice Marciano, our Co-Chairman and Co-Chief Executive Officer, seek to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image. Through our award-winning advertising, under the creative leadership and vision of Paul Marciano, our Co-Chairman and Co-Chief Executive Officer, we have achieved worldwide recognition of the GUESS? brand name. By retaining control over advertising and marketing activities from our headquarters in Los Angeles, we maintain the integrity, consistency and direction of the GUESS? brand image worldwide, while realizing substantial cost savings when compared to the use of outside advertising agencies.

        We have developed the "GUESS? signature image" and "GUESS? lifestyle concept," through the use of our strong and distinctive images, merchandising display themes, logos, and trademarks which are registered in approximately 170 countries.

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

        We communicate this message through the use of our signature black and white print advertisements, as well as color print advertisements, designed by our in-house Advertising Department. Led by Paul

Marciano, our Co-Chairman and Co-Chief Executive Officer, this team has won numerous awards and contributed to making the GUESS? brand one of the most recognizable fashion brands. We have maintained a high degree of consistency in our advertisements, by using similar themes and images. We require our licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of GUESS? products, in Company-approved advertising, promotion and marketing.

        Retail Distribution.    At December 31, 2003, we operated a total of 265 stores in the United States and Canada, consisting of 182 full-price retail stores, 10 kids stores and 73 factory outlet stores, and two retail stores in Florence, Italy that are an integral part of our European design activities. Our retail network creates an upscale and inviting shopping environment and enhances our image. Distribution through our retail stores allows us to influence the merchandising and presentation of our products, build brand equity and test market new product design concepts. Our retail stores carry a full assortment of men's and women's merchandise, including most of the GUESS? licensed products. Our kids stores offer product for boys, girls and infants ages 3 months to 12 years. Our factory outlet stores are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our own retail stores.

        In the fourth quarter of 2003, we made the decision to exit the kids stores which were performing below our expectations. These stores are expected to remain open through the first half of 2004. During 2003, these stores generated $6.1 million in revenues and had a combined operating loss of $1.8 million.

        Licensee Stores.    Our international licensees and distributors were also operating 232 GUESS? stores in 37 countries outside the US and Canada at December 31, 2003. These stores carry apparel and accessories that are similar to those sold in the United States, including some that are tailored for local fashion sensibilities. We work closely with international licensees and distributors to ensure that their store designs and merchandise programs protect the reputation of the GUESS? trademarks. Our international licenses and distribution agreements also allow for the sale of GUESS? brand products in better department stores and upscale specialty retail stores.

        Wholesale Distribution.    We have both domestic and international wholesale distribution channels. Domestic wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading domestic wholesale customers include Federated Department Stores, Inc., The May Department Stores Company, Dillard's, Inc. and Marshall Field's (a division of Target Corporation). At December 31, 2003, our products were sold directly to consumers from 846 doors in the United States. These locations include 547 shop-in-shops, an exclusive selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women's or men's apparel. Through our foreign subsidiaries and our network of international distributors, our products are also found in major cities throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America.

        Licensing Operations.    The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We carefully select our trademark licensees and approve in advance all product design, advertising and packaging materials of all licensed products in order to maintain a consistent GUESS? image. We currently have 23 domestic and international licenses that include watches, eyewear, footwear, handbags, leather apparel, fragrance, jewelry and related accessories. We have granted licenses for the manufacture and sale of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, North America and South America.

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

        Acquisition Strategy.    We evaluate strategic acquisitions and alliances that support and contribute to our overall growth approach. In September 2001, we completed the acquisition of the remaining 40% of the outstanding shares of Guess? Canada Corporation not already owned by the Company. We paid nominal consideration in exchange for the remaining shares of Guess? Canada Corporation and made an additional investment during the second quarter of 2001 of $3.0 million in the Canadian business to fund its ongoing operations. We further integrated the Canadian business with our U.S. business during 2003. Guess? Canada Corporation has a solid wholesale and retail presence in Canada that will help us continue to expand operations.

        Retail Store Strategy and Expansion Plans.    Our retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the performance of existing stores. During 2003, we opened a total of 20 new stores consisting of 12 new full-price retail stores and 8 factory outlet stores and closed 4 under-performing stores in the United States and Canada.

        Our retail locations build brand awareness and contribute to market penetration and growth of the brand in concert with our wholesale operations. In 2003, we increased our retail square footage by 8.2% to 1,372,000 square feet in the United States and Canada. For 2004, we plan to further increase our square footage and remodel approximately 10 existing locations. We continue to be very selective with new store locations and expect to open approximately 26 new stores in 2004, consisting of about 9 retail and 17 factory outlet stores. We also plan to close approximately 6 stores in addition to the kids stores.

        In 2003, total sales in the United States and Canada at our stores open for at least one year (also called "comparable store sales") increased by 9.3% from 2002. We believe the increase in total comparable store sales is attributable to our commitment to several ongoing initiatives, including leadership in new product development, a more fashion-focused product mix, improvements in merchandising and visual presentation, the remodeling of select stores to promote a consistent brand message, and the development of a motivated team of sales professionals to service our customers and provide a favorable shopping experience.

        The look and feel of GUESS? retail and factory outlet stores play an important role in building our brand equity. To enhance the quality of our presentation, we remodeled 4 stores during 2003 and plan to remodel approximately 10 stores during 2004.

        As part of our growth strategy we are also placing additional emphasis on our Guess Collection and accessories lines. This includes greater focus on these products in our existing stores as well as developing alternative store strategies in order to feature these products.

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

        Our girls' and boys' apparel lines are prominently featured in girls' and boys' shop-in-shops. During 2001, we decided to license our existing kid's business, then produced in-house, to the licensee of our Baby GUESS line. This new license became effective for 2002 operations. In 2003, we granted a new license for fragrances and related products. We will continue to examine opportunities to expand our licensee portfolio through strategically developing new licensees that can expand our brand penetration and are consistent with the GUESS? image.

        We believe there are significant growth opportunities in international markets. We are working closely with our international licensees and distributors to develop these opportunities and to expand the availability of the GUESS? brand throughout the world. In 2003, we granted a new license to manufacture and distribute children's clothing in certain territories of Europe.

        Improved Product Sourcing.    Over the past several years, we have refocused our product sourcing strategies to increase efficiencies, reduce costs and improve quality. We currently purchase approximately 83% of our finished products from international vendors, primarily in Asia and Mexico. This is a significant change from years ago when we purchased the majority of our goods from domestic sources. We have increased our utilization of lower-cost, offshore "packaged purchases" in which we supply the product design and fabric selection, and the vendor manufactures and delivers the finished product. We have strategically aligned ourselves with sourcing vendors worldwide, who will take full responsibility for delivering quality, finished products in a timely manner. By continuing to use these packaged programs, we believe we can improve product gross margins, reduce carrying costs of raw materials and improve the timing of our deliveries and product quality. We also retain a close relationship with a number of domestic vendors located primarily in Los Angeles as we believe it is important to react to last minute trends as well as to respond to rush reorders.

        Logistics.    In 2000, we opened an automated distribution center in Louisville, Kentucky, to replace our distribution center in Los Angeles. This 500,000 square-foot facility is near United Parcel Service's national transit hub and has contributed to the reduction of our shipping time to our stores and wholesale accounts that are east of the Mississippi River. Operating expenses relating to the Kentucky distribution center continued to decrease in 2003 from 2002, 2001 and 2000. Depending on processing volumes and productivity improvements, we expect that we will continue to reduce operating cost per unit by reducing handling costs in the new facility and will provide better service to our customers by faster shipping and reduced response times. We currently utilize approximately 50% of this facility.

        We focused on all aspects of our supply chain in 2003 and expect to continue in 2004. This has included the implementation of new systems which should improve operating efficiencies through automation. These systems along with other actions we are taking, should result in lower processing and freight costs in the future.

        E-Commerce.    Our Website, www.guess.com, a virtual storefront that promotes the GUESS? brand, became fully operational in April 1999. Designed as a customer shopping center, the site showcases GUESS? products in an easy-to-navigate format, allowing customers to see and purchase our collections of casual apparel and accessories. Not only has this virtual store become a successful additional retail distribution channel, but also it has improved customer service and is a fun and entertaining alternative-shopping environment. The site also provides fashion information, provides a mechanism for customer feedback, promotes customer loyalty and enhances our brand identity through interactive content. In 2003 and 2002, the site generated net sales comparable with the top retail GUESS? stores in the chain.

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

        The following table sets forth our net revenue from our business segments:

	Year Ended December 31,
	2003		2002		2001
	(dollars in thousands)
Net revenue:
Retail operations	$447,693	70.3%	$384,456	65.9%	$380,576	56.2%
Wholesale operations	149,113	23.5	159,625	27.4	260,124	38.4

Net revenue from product sales	596,806	93.8	544,081	93.3	640,700	94.6
Licensing operations	39,779	6.2	39,058	6.7	36,920	5.4

Total net revenue	$636,585	100.0%	$583,139	100.0%	$677,620	100.0%

        Products.    Our product line is organized into four primary categories: men's, women's, girls' and boys' apparel. Beginning in 2001, the product assortment was refocused with a narrower and deeper buying strategy using fewer stock keeping units ("SKUs") to give our customers more depth of popular styles. These efforts have continued in 2003. To take advantage of contemporary trends, we complement our core basic styles with more fashion-oriented items. Within our basic denim assortment, we have added new denim fabrics and washes. In addition, we have also added "immediates" and "nows" to our merchandise assortment; these are fashion forward styles that complement our current product line and are produced on an expedited basis.

        Our line of women's apparel also includes the GUESS Collection product line, a full collection of better women's apparel incorporating a sophisticated, high fashion combination of colors and styles. These products currently are sold primarily through our retail stores and the Internet. This contemporary line is designed to complement our denim line. We believe these products have significant potential and are placing additional emphasis on this line in 2004.

        Licensed Products.    The high level of desirability of the GUESS? brand among consumers has allowed us to selectively expand our product offerings and distribution channels worldwide through trademark licensing arrangements. We currently have 23 trademark licenses. Worldwide sales of licensed products (as reported to us by our licensees) were approximately $545 million in 2003. Our net royalties from these sales, including advances and renewal fees, were $39.8 million in 2003. Approximately 67.9% of our net royalties were derived from our top 5 licensees in 2003 and approximately 63.6% were derived from domestic licensees.

Design

        Under the direction of Maurice Marciano, our Co-Chairman and Co-Chief Executive Officer, GUESS? apparel is designed by an in-house staff of three design teams (men's, women's, and GUESS Collection) located in Los Angeles, California. GUESS? design teams travel throughout the world in order to monitor fashion trends and discover new fabrics. Fabric shows in Europe, Asia and the United States provide additional opportunities to discover and sample new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. We also maintain a fashion library consisting of antique and contemporary garments as another source of creative concepts. In addition, our design teams regularly meet with members of the sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.

Domestic Retail Operations

        At December 31, 2003, our domestic retail operations, which includes stores in both the United States and Canada, consisted of 182 full-price retail, 10 kids and 73 factory outlet stores which sell GUESS?-labeled products and which we own and operate directly. Below is a summary of store statistics for the three years ended December 31, 2003.

	Year ended December 31,
	2003	2002	2001
Retail Stores:
US	147	138	118
Canada	35	33	32

	182	171	150

Factory Stores:
US	66	60	59
Canada	7	7	7

	73	67	66

Kids Stores:	10	11	11

Total	265	249	227

Square Footage	1,372,000	1,277,000	1,171,000
Sales per Square Foot	$336	$312	$334

        Retail Stores.    Our full price domestic retail stores occupy approximately 929,000 square feet and range in size from approximately 2,000 to 13,500 square feet, with most stores between 3,000 and 6,000 square feet. Our retail stores carry a full assortment of men's and women's GUESS? merchandise, including most of our licensed products as well as GUESS Collection, our premier line that is almost exclusively available in our stores. Our domestic GUESS kids stores occupy approximately 27,000 square feet and carry our girls' and boys' lines which is supplied by one of our licensees beginning with the Spring 2002 line, as well as infant's clothing, which is supplied by the same licensee. In the fourth quarter of 2003, we made the decision to exit the kids stores which were performing below our expectations. These stores are expected to remain open through the first half of 2004. During 2003, we opened 11 new retail stores and closed 1 kids store. Sales per square foot for our domestic retail stores increased from $320 in 2002 to $332 in 2003.

        Factory Outlet Stores.    Our domestic factory outlet stores occupy approximately 416,000 square feet and range in size from approximately 2,300 to 10,700 square feet, with most stores between 5,000 and 6,000 square feet. They are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our retail stores. These stores sell selected styles of GUESS? apparel and licensed products at a discount to value-conscious customers. We also use the factory outlet stores to liquidate excess inventory and thereby protect the GUESS? image. During 2003, we opened 9 new factory stores and closed 3 under-performing stores. Sales per square foot for our domestic factory outlet stores increased from $294 in 2002 to $345 in 2003.

Domestic Wholesale Customers

        Our domestic wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading domestic wholesale customers include Federated Department Stores, Inc., The May Department Stores Company, Dillard's, Inc. and Marshall Field's (a

division of Target Corporation). During 2003, our products were sold directly to consumers from 846 doors in the United States.

        A major element of our merchandising strategy is our focus on trend right products supported by key fashion basics. For the women's line, we are capitalizing on feminine looks and stretch denim, with an emphasis to grow the non-denim and basics categories. The men's line is more updated with natural rugged fabrics and fashion denim with new washes.

        We have sales representatives in our showrooms in New York and Los Angeles. They coordinate with customers to determine the inventory level and product mix that should be carried in each store to maximize retail sell-throughs and enhance the customers' profit margins. The inventory level and product mix are then used as the basis for developing sales projections and product needs for each wholesale customer and for scheduling production. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately.

        A few of our domestic wholesale customers, including some under common ownership, have accounted for significant portions of our net revenue. During 2003, Bloomingdale's, Macy's and other affiliated stores owned by Federated Department Stores, Inc. were our largest domestic wholesale customers and together accounted for approximately 6.4% of our net revenue.

International Business

        We derive net revenue and earnings outside the United States and Canada from two principal sources: sales of GUESS? brand apparel directly to seven foreign distributors who distribute it to better department stores, upscale specialty retail stores and GUESS?-licensed retail stores operated by our international distributors, and royalties from licensees who manufacture and distribute GUESS? branded products outside the United States. We sell products through distributors and licensees throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America.

        At December 31, 2003, 232 GUESS? retail and outlet stores were owned and operated internationally, outside the United States and Canada, by licensees and distributors. Our retail store license agreements generally provide detailed guidelines for store fixtures and merchandising programs. The appearance, merchandising and service standards of these stores are closely monitored to ensure that our image and brand integrity are maintained. We have been advised by our distributors and licensees that in 2004 they plan to open approximately 19 new retail stores and to remodel approximately 22 existing locations. We also own and operate two flagship GUESS? retail stores in Florence, Italy.

License Agreements and Terms

        Our trademark license agreements customarily provide for a three- to five-year initial term with a possible option to renew prior to expiration for an additional multi-year period. In addition to licensing trademarks for products which complement our apparel products, we have granted trademark licenses for the manufacture and sale of GUESS? branded products similar to ours, including men's and women's denim and knitwear, in markets such as Europe, Japan, the Philippines, Mexico, South Africa and South Korea. Licenses granted to certain licensees that have produced high-quality products and have demonstrated solid operating performance, such as GUESS? handbags and GUESS? eyewear, have been renewed and in some cases expanded to include new products or markets. In other cases, products that were formerly licensed, such as our women's knits line, are now being produced in-house. The typical license agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee's net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products and in many cases we place the ads on behalf of the licensee and are reimbursed. In addition, to protect and increase the value of our trademarks, our license agreements include strict quality control and manufacturing standards.

        To protect the GUESS? trademark and brand, our Licensing Department meets regularly with licensees to ensure consistency with our overall merchandising and design strategies and to monitor quality control. The Licensing Department approves in advance all GUESS? licensed products, advertising, promotional and packaging materials.

Advertising and Marketing

        Our advertising, public relations and marketing strategy is designed to promote a consistent high impact image which endures regardless of changing consumer trends. Since our inception, Paul Marciano, our Co-Chairman and Co-Chief Executive Officer, has had principal responsibility for the GUESS? brand image and creative vision. All worldwide advertising and promotional material is controlled through our Advertising Department based in Los Angeles. GUESS Jeans, GUESS U.S.A. and GUESS?, Inc. images have been showcased in dozens of major publications and outdoor and broadcast media throughout the United States and the world.

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

        We further strengthen communications with customers through our website (www.guess.com). This global medium enables us to provide timely information in an entertaining fashion to consumers about our history, GUESS? products and store locations, and it allows us to receive and respond directly to customer feedback.

Sourcing and Product Development

        We source products through numerous suppliers, many of whom have established long-term relationships with us. We seek to achieve the most efficient means for timely delivery of our products. Our fabric specialists work with fabric mills in the United States, Mexico, Europe and Asia to develop woven and knitted fabrics that enhance the products' comfort, design and appearance. For a substantial portion of our apparel products, production planning takes place generally four to five months prior to the corresponding selling season. Delivery of certain basic products is accomplished through our Quick Response EDI (Electronic Data Interchange) replenishment system which ensures shipment of such products generally within 48 hours of receipt of customer orders.

        We do not own any production equipment other than cutting machinery. To remain competitive, in recent years we have increasingly been sourcing our finished products globally. During 2003, we sourced approximately 83% of our finished products from third-party suppliers located outside the United States. Most of these finished products are acquired as package purchases where we supply the design and fabric selection and the vendor delivers the finished product. Although we have long-term relationships with many of our vendors, we do not have long-term written agreements with them. Our production and sourcing staff in Los Angeles oversees aspects of apparel manufacturing, quality control and production, and researches and develops new sources of supply.

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

Distribution Centers

        We utilize distribution centers at strategically located sites. Until 1999, distribution of our products in the United States was centralized in our facility in Los Angeles, California, which we operate and lease from a related party. In January 2000, we opened an automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles. This facility was fully operational in the second quarter of 2000. Distribution of our products in Canada is handled from our distribution center in Montreal, Canada. We also own ten percent of a licensee that operates a distribution center in Florence, Italy and services Europe. Additionally, we utilize a contract warehouse in Hong Kong that services the Pacific Rim.

        At our distribution center in Kentucky, we use fully integrated and automated distribution systems. The bar code scanning of merchandise, picking tickets and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to the distribution information systems. As of December 31, 2003, this facility was approximately 50% utilized. We continue to monitor our distribution center integration as our business grows and the center matures.

Competition

        The apparel industry is highly competitive and fragmented, and is subject to rapidly changing consumer demands and preferences. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the GUESS? brand. We compete with numerous apparel manufacturers and distributors and several well-known designers that have recently entered or re-entered the designer denim market. Our retail and factory outlet stores face competition from other retailers, including some of our major wholesale customers. Our licensed apparel and accessories also compete with a substantial number of designer and non-designer lines and various other well-known brands. Many of our competitors, including The Gap, Abercrombie & Fitch, DKNY, Polo Ralph Lauren and Tommy Hilfiger, among others, have greater financial resources than we do. Although the level and nature of competition differ among our product categories, we believe that we compete on the basis of our brand image, quality of design, workmanship and product assortment.

Information Systems

        We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in computer hardware, system applications and networks. Our computer information systems consist of a full range of financial, distribution, merchandising, in-store, supply chain and other systems. During 2003, we implemented both a new supply chain system and a retail store inventory allocation system.

Trademarks

        We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, Question Mark and Triangle Design, BRAND G, and a stylized G, GUESS Kids, Baby GUESS, and GUESS Collection. At December 31, 2003, we had approximately 2,200 United States and internationally registered trademarks or trademark applications pending with the trademark offices in 170 countries around the world, including the United States. From time to time, we adopt new trademarks in connection with the marketing of new product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.

        Like many well-known brands, our trademarks are subject to infringement. We have staff devoted to the monitoring and aggressive protection of our trademarks worldwide.

        See "Important Factors Regarding Forward-Looking Statements" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

Wholesale Backlog

        We maintain a model stock program in our basic denim products which generally allows replenishment of a customer's inventory within 48 hours. We typically receive orders for our fashion apparel 90 to 120 days prior to the time the products are delivered to stores. At March 6, 2004, we had unfilled wholesale orders, consisting primarily of orders for fashion apparel, of approximately $42.8 million, compared to $41.6 million for such orders at March 8, 2003. The backlog of wholesale orders at any given time is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Employees

        We strongly believe that our employees ("associates") are our most valuable resources. At December 31, 2003, there were approximately 4,800 associates, including corporate personnel employed by GUESS in the United States and Canada. Associates include approximately 700 in our wholesale and corporate operations and 4,100 in our retail operations.

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

We have not incurred, and do not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, we believe that our environmental obligations will not have a material adverse effect on our consolidated financial condition or results of operations.

Financial Information About Geographic Areas

        See Note 15 to the Notes to the Consolidated Financial Statements for a discussion regarding our domestic and foreign operations.

Website Access to Our Periodic Securities and Exchange Commission ("SEC") Reports

        Our Internet website can be found at www.guess.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We may from time to time provide important disclosures to our investors by posting them in the investor relations section of our website, as allowed by SEC rules.

ITEM 2. Properties

        Certain information concerning our principal facilities, all of which are leased at December 31, 2003, is set forth below:

Location	Use	Approximate Area in Square Feet
1444 South Alameda Street Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, distribution and warehouse facilities, production control, and sourcing used by our Wholesale and Retail segments, and our Corporate groups.	355,000
1610 Freeport Drive Louisville, Kentucky	Distribution and warehousing facility used by our Wholesale and Retail segments	506,000
144 S. Beverly Drive Beverly Hills, California	Administrative offices used by our Licensing segment and advertising department	5,600
1385 Broadway New York, New York	Administrative offices, public relations, and showrooms used by our Wholesale and Retail segments	36,000
Dallas, Texas	Showrooms used by our Wholesale segment	6,500
Los Angeles, California	Showrooms used by our Wholesale segment	4,400
Montreal, Canada	Administrative offices and warehouse facilities used by our Wholesale and Retail segments	76,000
Kowloon, Hong Kong	Distribution and licensing coordination facilities used by our Wholesale segment	4,400
Florence, Italy	Administrative office and showrooms used by our Wholesale segment, and two retail stores	3,400

        Our corporate, wholesale and retail headquarters and certain production and warehousing facilities are located in Los Angeles, California and in Beverly Hills, California, consisting of five buildings totaling approximately 360,600 square feet. All of these properties are leased by us, and certain of these facilities are leased from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the "Principal Stockholders"), Armand Marciano, their brother and former executive of the Company, and their families pursuant to leases that expire in February 2006 and July 2008. The total lease payments to these limited partnerships are $234,000 per month with aggregate minimum lease commitments to these partnerships at December 31, 2003, totaling approximately $12.1 million. See "Item 13. Certain Relationships and Related Transactions."

        Through early 2000, distribution of our products in the United States was centralized in our Los Angeles, California facility. In 2000, we leased an automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles. Our Canadian business operates a distribution facility located in Montreal, Canada. We also own ten-percent of a licensee that leases and operates a distribution center in Florence, Italy and services Europe. Additionally, we utilize a contract warehouse in Hong Kong that services the Pacific Rim.

        We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facility and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through March 2016. These facilities are located principally in the United States, with aggregate minimum lease commitments, at December 31, 2003, totaling approximately $322.7 million.

        The current terms of our store leases, excluding renewal options, expire as follows:

Years Lease Terms Expire	Number of Stores
2004-2006	55
2007-2009	70
2010-2012	101
2013-2014	36
Thereafter	3

        We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations. See Notes 11 and 12 of the Notes to Consolidated Financial Statements for further information regarding current lease obligations.

ITEM 3. Legal Proceedings

        On approximately January 15, 1999, UNITE filed an unfair labor practice charge against us, alleging that attorney Dennis Hershewe violated Section 8(a)(1) of the National Labor Relations Act ("the Act") by questioning our employee Maria Perez about her union activities at the deposition he conducted in her workers' compensation case. Mr. Hershewe represents Fireman's Fund Insurance Company, our workers' compensation insurance carrier. GUESS? investigated the charge and responded to it on March 10, 1999. The NLRB issued a complaint on part of the charge on October 14, 1999, and we filed an answer on October 21, 1999. On July 6, 2000, the complaint was dismissed in its entirety. The NLRB appealed the decision which was reversed on June 30, 2003. On July 24, 2003 GUESS? filed a Petition for Review with the United States Court of Appeals for the D.C. Circuit. On August 21, 2003 the NLRB filed a cross-application for enforcement of the order. On October 31, 2003, the parties settled the matter. On November 13, 2003, the United States Court of Appeals, upon consideration of the joint motion of the parties to voluntary dismiss, dismissed both the petition for review and cross-application for enforcement.

        Most major corporations, particularly those operating retail businesses, become involved from time to time in a variety of employment-related claims and other matters incidental to their business in addition to the one described above. In the opinion of our management, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our consolidated results of operations or financial condition; however, we cannot predict the outcome of these matters.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote during the fourth quarter of fiscal year 2003.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Since August 8, 1996, the Company's common stock has been listed on the New York Stock Exchange under the symbol "GES.' The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape:

	High	Low
Year ended December 31, 2003
First Quarter 2003	$4.24	$3.30
Second Quarter 2003	6.60	3.38
Third Quarter 2003	9.80	5.85
Fourth Quarter 2003	15.60	8.39
Year ended December 31, 2002
First Quarter 2002	$9.35	$7.30
Second Quarter 2002	8.25	6.25
Third Quarter 2002	7.31	4.29
Fourth Quarter 2002	5.45	3.30

        On March 9, 2004, the closing sales price per share of the Company's common stock, as reported on the New York Stock Exchange Composite Tape, was $17.10. On March 9, 2004, there were 232 holders of record of the Company's common stock.

Dividend Policy

        We intend to use our cash flow from operations in 2004 principally to finance the expansion and remodel of our retail stores, shop-in-shop programs, systems, infrastructure and operations. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The agreement governing our revolving credit facility restricts the payment of dividends by the Company. Since our initial public offering on August 8, 1996, we have not declared any dividends on our common stock.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
		(in thousands, except per share data)
Statement of operations data:
Net revenue	$636,585	$583,139	$677,620	$779,217	$599,650
Earnings (loss) from operations	20,600	(8,526)	23,829	42,468	93,776
Income taxes (benefit)	5,500	(5,550)	4,500	13,100	35,200
Net earnings (loss)	7,286	(11,282)	6,242	16,493	51,900
Earnings (loss) per share:
Basic	$0.17	$(0.26)	$0.14	$0.38	$1.21
Diluted	$0.17	$(0.26)	$0.14	$0.38	$1.20
Weighted number of shares outstanding—basic	43,279	43,392	43,656	43,464	43,005
Weighted number of shares outstanding—diluted	43,558	43,392	43,958	43,819	43,366
	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance sheet data:
Working capital(1)	$99,769	$21,426	$95,263	$96,289	$97,944
Total assets	362,765	349,532	362,463	419,683	369,036
Notes payable and long-term debt, excluding current installments	54,161	1,480	80,119	103,781	83,363
Net stockholders' equity	182,782	166,280	177,924	175,156	167,355

(1)
Working capital at December 31, 2002, reflects the $79.6 million of 9 1/2% Senior Subordinated Notes due 2003, as current debt and therefore a reduction in working capital.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

        We derive our net revenue from the sale of GUESS? men's, women's, boys' and girls' apparel and our licensees' products through our network of retail and factory outlet stores primarily in the United States, from the sale of GUESS? men's, women's, boys' and girls' apparel worldwide to wholesale customers and distributors, from net royalties from worldwide licensing activities, from the sale of GUESS? apparel through the retail and wholesale channels of our 100% owned Canadian subsidiary, GUESS? Canada Corporation ("Guess Canada"), and from the sale of GUESS? men's, women's, boys' and girls' apparel and our licensee products through our on-line store at www.guess.com.

        The business segments of the Company are wholesale, retail and licensing operations. Management evaluates segment performance based primarily on revenue and earnings from operations. Information relating to these segments is summarized in Note 15 to the consolidated financial statements. In the first quarter of 2003, the Company revised its segment reporting to better reflect how its three business segments—retail, wholesale and licensing—are managed and each segment's performance is evaluated. The earnings from operations for each segment now include those costs that are specifically related to each segment, consisting primarily of store operations, distribution, selling and merchandising, depreciation, amortization and employee compensation directly related to that business segment. In addition, the Company is continuing to allocate design and advertising charges to the business segments based on the assessed benefit derived from the respective expenditures. The new structure excludes from the segment results corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and include, among others, the following corporate costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal. All amounts for 2002 and 2001 have been revised to conform to the 2003 presentation.

Executive Summary

        During 2003, Guess? began to see improvement in its business after a steady decline in net earnings since 1999. We have seen a continuation of the positive trends we have experienced since last spring and we are benefiting from the initiatives we have undertaken on both the operational and product sides of our business. This improvement is demonstrated by a 9.2% increase in net revenues to $636.6 million in 2003 from $583.1 million in 2002. The Company also returned to profitability in 2003 with net earnings of $7.3 million compared with a loss of $11.3 million in 2002. The Company has also seen significant improvement in its balance sheet with continued emphasis on reducing inventory levels and improving cash flow. During the year, inventory was reduced by 12.7% even though product sales increased by 9.7%. With strong cash management and improving operating performance, the Company has also reduced total borrowings by $13.5 million or 16.6% during the year and has increased cash and restricted cash by $39.9 million by year end.

        Our retail segment, including full-priced retail, kids, factory outlet, Canada, and E-commerce, generated net sales of $447.7 million during 2003, an increase of 16.4%, from $384.5 million in the prior year. This growth was driven by a comparable store sales increase of 9.3% and a larger store base, which represented an 8.2% increase in average square footage as compared to 2002. The comparable store sales increase reflects the improved results of both the men's and women's lines and our accessories business. In addition to strong same store sales growth, our retail stores also increased their margins and managed expenses effectively to deliver a substantial improvement in operating results. While the full-priced retail and factory outlet stores continued to show operating performance improvements, the kids stores have struggled. As a result, management made a decision in the fourth quarter of 2003 to exit the kids store business and took a $1.2 million impairment charge to write-down these assets to their net realizable value. The Company plans to close these stores in the second half of 2004 and expects to incur additional charges at that time related to lease termination costs. These charges are expected to be less than $2 million.

        We are still experiencing challenges in our wholesale segment. The wholesale segment revenues for 2003 decreased 6.6% to $149.1 million from $159.6 million in 2002. However, in the fourth quarter of 2003 the Company experienced a sales increase in wholesale reflecting a stabilization of the number of locations in which our product is sold, and a reduction in the amount of markdown allowances granted to our wholesale customers. We expect our wholesale business to continue to be stable in 2004. Our products were sold in 846 doors at the end of 2003 compared with 864 doors at the end of 2002. International wholesale revenue was about flat in 2003 compared to 2002.

        Our licensing segment performed well with 2003 revenues of $39.8 million compared to $39.0 million in 2002. We had 23 licenses at the end of 2003 as compared to 21 at the end of 2002. Licensing operating earnings increased to $32.3 million from $29.1 million in last year.

        The Company has continued to make investments to improve operating efficiencies and inventory management. To this end, we implemented a new manufacturing system to gain further operating efficiencies through automation. This system, along with other actions we are taking, should result in improved product visibility and lower processing and freight costs in the future. In addition, a new inventory allocation system we are rolling out is resulting in improved inventory turnover and in-stock positions in the stores, and is contributing to higher store sales volumes with less inventory.

        We believe that our bottom line has started to reflect the efforts we have made to utilize our resources efficiently and ensure that our cost structure is as streamlined as possible. This has included looking for every opportunity to eliminate unproductive activities and improve expense management in our corporate offices as well as our retail stores. These efforts have resulted in lower S,G&A expense for the year, despite an 8.2% larger store base, and over 300 basis points of improvement in our S,G&A rate as a percentage of net revenues for 2003. This improvement underscores the leverage of our retail business model and its significant opportunity for further profit growth.

Application of Critical Accounting Policies

        The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an ongoing basis including those related to the valuation of inventories, accounts receivable allowances, the useful life of assets for depreciation, restructuring expense and accruals, evaluation of impairment, recoverability of deferred taxes and evaluation of net recoverable amounts and accruals for the sublet of certain lease obligations. The Company believes that of its significant accounting policies the following involve a higher degree of judgment and complexity.

Accounts Receivable reserves:

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

        Costs associated with customer markdowns are recorded as a reduction to net revenues, and are included in the allowance for doubtful accounts. These costs result from seasonal negotiations with the Company's wholesale customers, as well as historic trends and the evaluation of the impact of current economic conditions.

Inventory reserves:

        Inventories are valued at the lower of cost (first-in, first-out and weighted average method) or market. The Company continually evaluates its inventories by assessing slow moving current product as well as prior seasons' inventory. Market value of non-current inventory is estimated based on historical sales trends for this category of inventory of the Company's individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. The Company closely monitors its off-price sales to ensure the actual results closely match initial estimates. Estimates are regularly updated based upon this continuing review.

Valuation of goodwill, intangible and other long-lived assets:

        The Company assesses the impairment of its long-lived assets (i.e., goodwill, and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis or when a triggering event occurs. The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset's ability to continue to generate income from operations and positive cash flow in future periods or if significant changes in the Company's strategic business objectives and utilization of the assets occurred. If the assets (other than goodwill) are assessed to be recoverable, they are amortized over the periods benefited. If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of those assets. Fair value is determined based upon the undiscounted cash flows derived from the underlying asset.

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

Results of Operations

        The following table sets forth actual operating results for the 2003, 2002 and 2001 fiscal years as a percentage of net revenue:

	Year Ended December 31,
	2003	2002	2001
Product sales	93.8%	93.3%	94.6%
Net royalties	6.2	6.7	5.4

Total net revenue	100.0	100.0	100.0
Cost of product sales	65.4	65.8	66.1

Gross profit	34.6	34.2	33.9
Selling, general and administrative expenses	31.0	34.8	29.7
Litigation settlement	—	(0.7)	—
Gain on disposition of property and equipment	—	—	(0.1)
Restructuring, impairment and severance charges	0.4	1.6	0.8

Earnings (loss) from operations	3.2	(1.5)	3.5
Interest, net	1.2	1.6	1.9
Other, net	—	(0.1)	0.1

Earnings (loss) before income taxes	2.0	(3.0)	1.5
Income taxes	0.9	(1.0)	0.6

Net earnings (loss)	1.1%	(2.0%)	0.9%

Year ended December 31, 2003 Compared to Year ended December 31, 2002.

        Net revenue.    Net revenue increased $53.5 million or 9.2% to $636.6 million for the year ended December 31, 2003, from $583.1 million for the year ended December 31, 2002. The increase was primarily attributable to sales growth in the retail segment.

        Net revenue from retail operations increased $63.2 million, or 16.4%, to $447.7 million for the year ended December 31, 2003, from $384.5 million for the year ended December 31, 2002. The increase was driven by a comparable store sales increase of 9.3% which accounted for $34.6 million of the increase and a $28.6 million increase due to average 19 new store openings with an 8.2% increase in square footage as compared to last year. The most significant increases were in our domestic factory outlet stores and our Canadian retail stores.

        Net revenue from wholesale operations decreased $10.5 million or 6.6% to $149.1 million for the year ended December 31, 2003, from $159.6 million for the year ended December 31, 2002. Domestic wholesale net revenue decreased $11.8 million, or 11.0%, to $95.5 million from $107.3 million. The decrease in domestic wholesale revenue is attributable to the decrease in the average number of locations in which our products are offered. International wholesale net revenues increased $1.3 million, or 2.5%, to $53.6 million from $52.3 million. International wholesale net revenue increased primarily due to improved sales in Europe partially offset by reduced sales in the Middle East and South America.

        Net royalties from licensing operations increased by $0.8 million, or 1.8%, to $39.8 million for the year ended December 31, 2003, from $39.0 million for the year ended December 31, 2002. The increase in net royalties is primarily due to positive royalty adjustments from licensee audits. The composition of licensees has remained consistent in 2003 as compared to 2002, increasing from 21 licensees in 2002 to 23 at the end of 2003.

        Gross profit.    Gross profit increased $20.8 million or 10.4% to $220.1 million for the year ended December 31, 2003, from $199.3 million for the year ended December 31, 2002. The increase is attributable to improved margins at retail, partially offset by lower wholesale margins. Gross profit for the retail segment increased $23.3 million, or 19.9%, to $140.3 million due to the increase in comparable store sales resulting in better leverage of the store occupancy costs. Gross profit for the wholesale segment decreased $3.3 million, or 7.4%, to $40.0 million. The decline in gross profit for wholesale was primarily due to the $10.5 million reduction in sales, which accounted for $2.8 million of the decrease.

        Gross margin (gross profit as a percentage of total net revenue) improved slightly to 34.6% for the year ended December 31, 2003, from 34.2% for the year ended December 31, 2002. Gross margin from product sales increased to 30.2% for the year ended December 31, 2003, from 29.5% for the year ended December 31, 2002. Higher gross margin in the retail segment was offset by lower gross margin in the wholesale segment as a result of lower initial margins.

        The Company's gross margins may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude a portion of them, related to the wholesale segment's distribution costs, from gross margin, including them instead in selling, general and administrative expenses.

        Selling, general and administrative expenses.    Selling, general and administrative ("SG&A") expenses decreased $5.8 million, or 2.9%, to $197.1 million, or 31.0% of net revenues for the year ended December 31, 2003, from $202.9 million, or 34.8% of net revenues for the year ended December 31, 2002.

        The improvement in SG&A expenses resulted from $5.4 million in lower advertising expenses and $5.6 million in other cost-cutting actions taken over the past year partially offset by a $5.2 million increase for the operation of an average of 19 net new stores. The improvement in the SG&A rate as a percent of net revenues reflects lower SG&A expenses and the increase in comparable store sales.

        Litigation settlement.    During 2002, the Company received approximately $4.3 million in a litigation settlement.

        Restructuring, impairment and severance charges.    During the year ended December 31, 2003, the Company recorded restructuring, impairment and severance charges of $2.4 million ($1.4 million after tax or $0.06 per diluted share), which represented a charge of $0.8 million related to severance payments for the reduction in the Company's workforce and $1.6 million of the charges represented the write-down of the value of certain impaired assets, of which $1.2 million related to the Company's fourth quarter decision to close its 10 under-performing kids' stores.

        During the year ended December 31, 2002, the Company recorded restructuring, impairment and severance charges of $9.2 million ($6.2 million after tax or $0.14 per diluted share). Included in this charge, the Company recorded $1.5 million in additional costs for rent paid, estimated rent to be paid and lease exit costs related to excess leased facilities and under -performing stores which were abandoned or closed in 2003. In addition, $6.9 million of the charges represented the write-down of the value of certain impaired assets, including fixed assets related to unprofitable stores. The remaining $0.8 million of the charge was related to severance costs for the termination of 59 employees, which was part of the

Company's continuing efforts to reduce costs, improve productivity, streamline its corporate structure and consolidate operations. The employees severance was paid in 2002 and 2003.

        Earnings from operations.    Earnings from operations increased $29.1 million to $20.6 million in 2003 from a loss of $8.5 million in 2002. The 2003 results included restructuring, impairment and severance charges of $2.4 million, while the 2002 results included restructuring, impairment and severance charges of $9.2 million offset by a litigation settlement of $4.3 million. The retail segment generated earnings from operations of $32.4 million in 2003 compared to earnings from operations of $4.4 million in 2002. The increase in earnings from operations was primarily attributable to a 9.3% increase in comparable store sales for 2003 partially offset by $5.2 million higher costs related to operating an average of 19 net new stores. The loss from operations for the wholesale segment was $9.0 million in 2003 compared to a loss from operations of $4.7 million in 2002. The increase in the operating loss for the wholesale segment was principally due to a $3.3 million decrease in wholesale gross margin attributable to a 6.6% decline in revenues, lower initial margins and an increased loss on off-price sales plus $1.0 million higher expenses primarily resulting from a restructuring charge of $0.5 million related to severance payments. Earnings from operations for the licensing operating segment increased to $32.3 million in 2003, from $29.1 million in 2002 due primarily to the reduced advertising expenses of $2.5 million. The cost of unallocated corporate overhead declined to $35.1 million in 2003 from $37.3 million in 2002 due to cost savings initiatives. partially offset by the proceeds from a litigation settlement of $4.3 million received in 2002.

        Interest expense.    Interest expense decreased $1.4 million or 15.6% to $8.0 million for the year ended December 31, 2003, from $9.4 million for the year ended December 31, 2002 reflecting the lower interest rate of 6.75% on the Secured Notes issued on April 28, 2003 compared to 9.5% on the Senior Subordinated Notes redeemed on May 27, 2003. Total debt at December 31, 2003 was $68.1 million, which included $66.8 million of the Company's 6.75% Secured Notes due 2012. On a comparable basis, the average debt balance for the year ended December 31, 2003 was $80.6 million, with an average effective interest rate of 9.9%, versus an average debt balance of $91.4 million, with an average effective interest rate of 10.3%, for the year ended December 31, 2002.

        Income taxes.    Income tax for the year ended December 31, 2003 was $5.5 million, or a 43.0% effective tax rate, compared to the income tax benefit of $5.5 million, or a 33.0% effective tax rate, for the year ended December 31, 2002. The change in the effective tax rate was the result of income in 2003 compared to a loss in 2002. While the federal loss can be carried back and fully utilized, certain states do not allow carryback resulting in a lower effective tax benefit rate.

        Net earnings (loss).    Net earnings increased by $18.6 million to $7.3 million for the year ended December 31, 2003, from a loss of $11.3 million for the year ended December 31, 2002. The 2002 results included litigation settlement proceeds of $4.3 million, or $2.9 million, net of tax, and restructuring, impairment and severance charges of $9.2 million, or $6.2 million, net of tax.

Year ended December 31, 2002 Compared to Year ended December 31, 2001.

        Net revenue.    Net revenue decreased $94.5 million or 13.9% to $583.1 million for the year ended December 31, 2002, from $677.6 million for the year ended December 31, 2001. The decrease was primarily attributable to the decline of wholesale revenues.

        Net revenue from retail operations increased $3.9 million, or 1.0%, to $384.5 million for the year ended December 31, 2002, from $380.6 million for the year ended December 31, 2001. A comparable stores sales decline of 4.1% for the year, or approximately $15.3 million, was more than offset by sales at 22 net new stores aggregating $20.1 million. The highly promotional conditions and an overall difficult retail environment negatively impacted sales for 2002.

        Net revenue from wholesale operations decreased $100.5 million or 38.6% to $159.6 million for the year ended December 31, 2002, from $260.1 million for the year ended December 31, 2001. Net revenue from domestic and international wholesale operations decreased, for the year ended December 31, 2002, by $96.7 million to $107.3 million and by $3.8 million to $52.3 million, respectively. Wholesales revenue in 2001 included $27.6 million of kids business, which was licensed out beginning in the first quarter of 2002. Of the total kid's business, $24.9 million was sold to domestic wholesale customers and $2.7 million was sold to international wholesale customers. Excluding the kids business for the prior year results, wholesale revenue declined by $72.9 million or 31.4%. The decrease in 2002 domestic wholesale net revenue was attributable to continued cautious purchasing by department store buyers in response to lower consumer spending and higher allowances, together with a decrease in the number of locations in which our product was sold and the promotional environment at retailers. Our products were sold in 864 doors at the end of 2002 compared with approximately 1,549 doors, excluding the kid's business, at the end of 2001. International wholesale net revenue decreased primarily as a result of decreased sales in Asia partially offset by improved sales in Europe for the 2002 fiscal year.

        Net royalties from licensing operations increased by $2.1 million, or 5.7%, to $39.0 million for the year ended December 31, 2002, from $36.9 million for the year ended December 31, 2001. The increase in net royalties was primarily due to the licensing of our kids line in 2002, which resulted in $1.6 million of additional royalties, and positive royalty adjustments from licensee audits. The composition of licensees remained comparable from 2001 to 2002, except for the addition of the kids license.

        Gross profit.    Gross profit decreased $30.5 million or 13.3% to $199.3 million for the year ended December 31, 2002, from $229.8 million for the year ended December 31, 2001. Gross profit for the retail segment increased $6.3 million, or 5.7%, to $117.0 million in 2002 compared to $110.7 million in 2001 primarily due to higher sales and lower store occupancy costs. Gross profit for the wholesale segment decreased $38.9 million, or 47.4%, to $43.3 million in year 2002 compared to $82.2 million in 2001. The decrease in gross profit for wholesale was due to the $100.5 million reduction in sales, which accounted for $31.8 million of the decrease and a lower gross margin percentage resulting from the Company's decision to clear more inventory through the wholesale off-price channels and factory stores, and from a higher level of markdown allowances to department store customers which accounted for $7.1 million of the decrease in gross profit.

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

        Selling, general and administrative expenses.    SG&A expenses increased $1.4 million, or 0.7%, to $202.9 million, or 34.8% of net revenues for the year ended December 31, 2002, from $201.5 million, or 29.7% of net revenues for the year ended December 31, 2001.

        The increase of SG&A expenses in 2002 compared to 2001 was the result of higher retail store selling expenses related to 24 new stores and higher advertising costs of $4.0 million, partially offset by continuous cost containment initiatives that were implemented beginning in late 2000 and continued throughout 2002, in both the retail and wholesale businesses.

        Litigation settlement.    During 2002, the Company received approximately $4.3 million in a litigation settlement.

        Restructuring, impairment and severance charges.    During the year ended December 31, 2002, the Company recorded restructuring, impairment and severance charges of $9.2 million ($6.2 million after tax or $0.14 per diluted share). Included in this charge, the Company recorded $1.5 million in additional costs for rent paid, estimated rent to be paid and lease exit costs related to excess leased facilities and under-performing stores which were abandoned or closed in 2003. In addition, $6.9 million of the charges represented the write-down of the value of certain impaired assets, including fixed assets related to unprofitable stores. The remaining $0.8 million of the charge was related to severance costs for the termination of 59 employees, which was part of the Company's continuing efforts to reduce costs, improve productivity, streamline its corporate structure and consolidate operations. Approximately $0.4 million of the severance remained unpaid and accrued on the balance sheet at the end of 2002. The remaining severance costs were paid during 2003.

        Earnings from operations.    Earnings from operations decreased $32.3 million, or 135.7%, to a loss of $8.5 million in 2002 from earnings of $23.8 million, or 3.5% of net revenue in 2001. The results included the restructuring, impairment and severance charges of $9.2 million and $5.5 million, in 2002 and 2001, respectively, and the litigation settlement of $4.3 million in 2002. Earnings from operations decreased in the retail segment to $4.4 million in 2002 from $7.9 million in 2001 primarily due to a 4.1% decline in comparable store sales and the costs of operating 24 new stores for 2002. The wholesale segment reported a loss of $4.7 million in 2002 as compared to earnings of $28.2 million in 2001. The increase in the operating loss for the wholesale segment was principally attributable to a 38.6% decrease in sales which accounted for $31.8 million of the decrease and lower margins due to increased promotional activity and losses on sales through the off-price channel accounting for $7.1 million of the decrease, partially offset by lower selling, general, and administrative expenses of $6.0 million. Earnings from operations for the licensing operating segment decreased to $29.1 million in 2002, from $29.4 million in 2001. The cost of unallocated corporate overhead declined to $37.3 million in 2002, from $41.7 million in 2001 due to a litigation settlement of $4.3 million in 2002.

        Interest expense.    Interest expense decreased $3.3 million or 25.7% to $9.4 million for the year ended December 31, 2002, from $12.7 million for the year ended December 31, 2001. This decrease is attributable to a lower outstanding average debt, resulting from a lower inventory position, successful cost containment measures and slightly lower capital expenditures during 2002. For the year ended December 31, 2002, the average debt balance was $91.4 million, with an average effective interest rate of 10.3%. For the year ended December 31, 2001, the average debt balance was $130.2 million, with an average effective interest rate of 9.8%.

        Income taxes.    The income tax benefit for the year ended December 31, 2002, was $5.5 million, or a 33.0% effective tax rate. The income tax provision for the year ended December 31, 2001, was $4.5 million, or a 41.9% effective tax rate. The change in the effective tax rate was the result of an overall loss in 2002 compared to income in 2001.

        Net earnings (loss).    Net earnings decreased by $17.5 million to a loss of $11.3 million for the year ended December 31, 2002, from earnings of $6.2 million for the year ended December 31, 2001.

Liquidity and Capital Resources

        The following table summarizes the Company's contractual obligations at December 31, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$68,092	$13,931	$26,408	$21,824	$5,929
Operating lease obligations	322,712	56,630	99,195	74,447	92,440

Total	$390,804	$70,561	$125,603	$96,271	$98,369

        Our need for liquidity will primarily arise from the funding of capital expenditures, working capital requirements and payment of our indebtedness. We have historically financed our operations primarily from internally generated funds and borrowings under our Credit Facility (defined below). Please see "Important Factors Regarding Forward-Looking Statements" below for a discussion of risk factors which could reasonably likely result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements. As of December 31, 2003, the Company had no borrowings under our Credit Facility (defined below) and had available borrowing capacity of $41.6 million.

        On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as Arranger and Administrative Agent ("Credit Facility"), which replaced a previous credit agreement. The term of the Credit Facility is for a period of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company's Canadian subsidiaries under a separate credit agreement (currently $15 million). The Credit Facility includes a $47.5 million sub-limit for letters of credit. Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers. For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company's financial performance as measured by a cash flow test. This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Monthly commitment fees under the Credit Facility are 37.5 basis points per annum times the difference between $60 million and the amount of outstanding loans and letters of credit. The Credit Facility requires the Company to maintain a minimum tangible net worth if excess availability under the Credit Facility is less than $20 million. The agreement also restricts the payment of dividends by the Company, the incurrence of certain indebtedness and certain loans, and investments other than capital expenditures. At December 31, 2003, the Company had no borrowings under the Credit Facility; it had $2.3 million in outstanding standby letters of credit, $17.3 million in outstanding documentary letters of credit, and approximately $41.6 million available for future borrowings. As of December 31, 2003, the Company was in compliance with all of its covenants under the Credit Facility.

        On April 28, 2003 Guess? Royalty Finance LLC, an indirect wholly owned subsidiary of the Company (the "Issuer"), issued in a private placement $75 million of 6.75% asset-backed notes ("Secured Notes"). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified Guess? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such Guess? trademarks and the specified license agreements. Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. ("IP Holder"), an indirect wholly owned subsidiary of the Company, which is the owner of substantially all of the Company's domestic and many of the Company's foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP

Holder, including the concurrent license of such trademarks back to the Company. The Secured Notes due June 2012 pay interest and amortize principal quarterly. The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000. At December 31, 2003, the Company had $4.5 million of restricted cash related to the interest reserve. The net proceeds, after interest reserves and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the 9 1/2% Senior Subordinated Notes due in August 2003. The Company called the 9 1/2% Senior Subordinated Notes for redemption on May 27, 2003.

        During the fiscal year 2003, the Company relied on trade credit along with available cash and borrowings under the Credit Facility, and internally generated funds to finance its operations and expansion. Net cash provided by operating activities was $62.4 million for the year ended December 31, 2003 compared to $29.6 million of net cash provided by operating activities for the year ended December 31, 2002. The increase in cash provided by operating activities reflects an $18.6 million improvement in net earnings in 2003. The increase was also impacted by $15.0 million combined decrease in inventory and accounts receivable during the 2003 fiscal year compared to a combined increase of $5.5 million in accounts receivable and inventory during the 2002 fiscal year. Cash provided by operating activities was also impacted by an increase in restricted cash of $4.5 million. At December 31, 2003, the Company had working capital of $99.8 million compared to $21.4 million at December 31, 2002. Working capital as of December 31, 2002, included the $79.6 million of 9 1/2% Senior Subordinated Notes due August 2003 as a current liability.

        Capital expenditures totaled $18.2 million, net of lease incentives granted of $3.5 million for the year ended December 31, 2003, compared to $22.7 million, net of lease incentives granted of $6.7 million for the year ended December 31, 2002. The Company's capital expenditures planned for 2004 are approximately $30 million, primarily for retail store expansion of approximately 26 stores, significant store remodeling programs, investments in information systems and enhancements in other infrastructure.

        The Company's primary working capital needs are for inventory and accounts receivable. The Company's inventory levels decreased $12.2 million in 2003 to $83.5 million at December 31, 2003 from $95.7 million at December 31, 2002. A new inventory allocation system we have implemented is resulting in improved inventory turnover and in-stock positions in the stores, and is contributing to higher store sales volumes with less inventory. The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, and interest and principal payments on its debt, primarily with cash flow from operations supplemented by borrowings under the Credit Facility.

        In January 2002, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP. During 2003, 80,239 shares of the Company's common stock were issued pursuant to the ESPP at an average price of $3.85 per share for a total of $0.3 million.

        In May 2001, the Company's Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in open market transactions. During 2002, the Company purchased 606,000 shares at an aggregate cost of $3.2 million, or an average of $5.21 per share. No share repurchases were made during the year ended December 31, 2003. Since the inception of the share repurchase program in May 2001, the Company has purchased 1,137,000 shares at an aggregated cost of $7.1 million, or an average of $6.26 per share.

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

Impact of Recent Accounting Pronouncements

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

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 did not have any impact on the Company's consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS 150 did not have any impact on the Company's consolidated financial position or results of operations.

        In December 2003, the SEC published Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition." SAB 104 updates portions of the SEC staff's interpretive guidance provided in SAB 101. SAB 104 also deletes interpretive material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB's EITF on various revenue recognition topics. The adoption of SAB 104 did not have a significant impact on the Company's consolidated financial position or results of operations.

        In January 2003, the Financial Accounting Standards Board ("FASB") Issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.

        In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities ("SPEs") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation's provisions. The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be special-purpose entities, for which the effective date is no later that the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46 and the Revised Interpretations has not and is not expected to have an impact on the consolidated financial statements.

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

  Our revenue from the sales of products would decline if there was a decline in the demand for our products, including licensee products. A decline in demand for our products could arise from our inability to:

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

  •
  social, political, legal or economic instability or changes resulting in the disruption of trade with the countries in which our contractors, suppliers or customers are located;

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

  •
  foreclosure upon the trademarks and/or trademark license agreements pledged as collateral to holders of notes issued by our wholly owned subsidiary Guess? Royalty Finance LLC ("Pledged License Agreements");

  •
  appointment of a third party to act as servicer of the Pledged License Agreements;

  •
  failure by licensees of our trademarks to maintain the quality, focus, image or distribution of our licensed products;

  •
  loss or retirement of our key executives or other key employees;

  •
  inability to generate sufficient cash flow to service debt obligations for our notes and other line of credit facilities; or

  •
  inability to comply with debt covenant restrictions, which may trigger payment acceleration provisions.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Exchange Rate Risk

        The Company receives United States dollars ("USD") for the majority of all product sales and licensing revenue. Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the cost of goods in the future. In addition, royalties received from international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in USD. During the last three fiscal years, exchange rate fluctuations have not had a material impact on inventory costs.

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

Forward Exchange Contracts	U.S. Dollar Equivalent	Maturity Date	Fair Value in U.S. $ at December 31, 2003
Canadian dollars	$1,000,000	January 5, 2004 to January 30, 2004	$1,084,302
Canadian dollars	1,000,000	February 2, 2004 to February 27, 2004	1,054,854
Canadian dollars	250,000	February 2, 2004 to February 27, 2004	253,434
Canadian dollars	1,000,000	March 1, 2004 to March 31, 2004	1,004,384
Canadian dollars	1,000,000	March 1, 2004 to March 31, 2004	1,056,400
Canadian dollars	1,000,000	April 1, 2004 to April 30, 2004	1,046,584
Canadian dollars	1,000,000	May 3, 2004 to May 28, 2004	1,047,744
Canadian dollars	1,000,000	June 1, 2004 to June 30, 2004	1,049,135

        Based upon the rates at December 31, 2003, the cost to buy the equivalent U.S. dollars discussed above was approximately $9.4 million Canadian currency. At December 31, 2003, the Company had forward exchange contracts to purchase $7.3 million U.S. dollars and the fair value of those contracts at that date was $7.6 million U.S. dollars. The corresponding amounts at December 31, 2002, were $4.0 million U.S. dollars and $4.0 million U.S. dollars, respectively.

Interest Rate Risk

        At December 31, 2003, 98.1% of the Company's indebtedness contained a fixed interest rate of 6.75%. At December 31, 2002, 98.2% of the Company's indebtedness contained a fixed interest rate of 9.5%. Substantially all of the Company's remaining indebtedness, including borrowings under the Credit Facility, is at variable rates of interest. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. A 100 basis point change in interest rates is not expected to significantly impact the Company's consolidated operating results.

ITEM 8. Financial Statements and Supplementary Data

        The information required by this Item is incorporated herein by reference to the Consolidated Financial Statements and Supplementary Data listed in Item 15 of Part IV of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls and Procedures

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

        The Company's controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that are filed under the Exchange Act is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        The policies comprising our code of conduct are set forth in the Company's Code of Conduct (the "Code of Conduct"), which is attached as an exhibit to this annual report. These policies satisfy the SEC's requirements for a "code of ethics," and apply to all directors, officers (including our principal executive officers, principal financial officer and principal accounting officer or controller) and employees. The Code of Conduct is published on our website at www.guess.com. Any person may request a copy of the Code of Conduct, at no cost, by writing to us at the following address: Guess?, Inc., 1444 South Alameda Street, Los Angeles, California 90021, Attn: General Counsel.

        The remaining information required by this item can be found under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement (the "Proxy Statement") to be distributed on or about April 12, 2004, for the 2004 Annual Meeting of Stockholders to be held on May 10, 2004. Such information is incorporated herein by reference.

ITEM 11. Executive Compensation

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

ITEM 14. Principal Accountant Fees and Services

        The information set forth under the caption "Relationship with Independent Auditors" in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Consolidated Financial Statement Schedule, and Reports on Form 8-K

(a)
Documents Filed with Report

(1)
Independent Auditors' Report

(2)
Consolidated Financial Statements

    The financial statements listed on the accompanying Index to Consolidated Financial Statements are filed as part of this report.

  (3)
  Consolidated Financial Statement Schedule

    The financial statement schedule listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as part of this report.

  (4)
  Exhibits

    The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

(b)
Reports on Form 8-K

  Form 8-K filed on October 27, 2003 announcing the financial results for the quarter ended September 27, 2003.

Guess?, Inc.
Form 10-K

Items 8, and 15(a) and 15(d)
Index to Consolidated Financial Statements and Financial Statement Schedule

1 Independent Auditors' Report	F-2
2 Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2003 and 2002	F-3
Consolidated Statements of Operations for the Years ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years ended December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows for the Years ended December 31, 2003, 2002 and 2001	F-6
Notes to Consolidated Financial Statements	F-7
3 Consolidated Financial Statement Schedule — Valuation and Qualifying Accounts	F-30

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guess?, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets on January 1, 2002.

/s/ KPMG LLP
Los Angeles, California February 17, 2004

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$67,163	$31,753
Restricted cash	4,509	—
Receivables, net	32,602	35,437
Inventories, net	83,530	95,683
Prepaid expenses and other current assets	13,341	11,278
Deferred tax assets	9,499	14,836

Total current assets	210,644	188,987
Property and equipment, at cost, net of accumulated depreciation and amortization	114,403	128,097
Goodwill	11,610	10,970
Long-term deferred tax assets	16,244	15,920
Other assets, at cost, net of accumulated amortization	9,864	5,558

	$362,765	$349,532

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$13,931	$80,138
Accounts payable	44,888	44,460
Accrued expenses	52,056	42,963

Total current liabilities	110,875	167,561
Notes payable and long-term debt, excluding current installments	54,161	1,480
Other liabilities	14,947	14,211

	179,983	183,252

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued 64,719,287 and 64,203,462 shares at 2003 and 2002, outstanding 43,672,831 and 43,076,767 shares at 2003 and 2002, respectively	155	150
Paid-in capital	173,638	170,111
Deferred compensation	(509)	(729)
Retained earnings	163,182	155,896
Accumulated other comprehensive income (loss)	3,300	(1,565)
Treasury stock, 21,046,456 and 21,126,695 shares repurchased at 2003 and 2002, respectively	(156,984)	(157,583)

Stockholders' equity	182,782	166,280

	$362,765	$349,532

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(in thousands, except per share data)
Net revenue:
Product sales	$596,806	$544,081	$640,700
Net royalties	39,779	39,058	36,920

	636,585	583,139	677,620
Cost of product sales	416,430	383,806	447,825

Gross profit	220,155	199,333	229,795
Selling, general and administrative expenses	197,130	202,930	201,527
Gain on disposition of property and equipment	—	—	(1,063)
Litigation settlement	—	(4,250)	—
Restructuring, impairment and severance charges	2,425	9,179	5,502

Earnings (loss) from operations	20,600	(8,526)	23,829
Other expense (income):
Interest expense	7,974	9,444	12,705
Interest income	(134)	(313)	(100)
Other, net	(26)	(825)	482

	7,814	8,306	13,087

Earnings (loss) before income taxes (benefit)	12,786	(16,832)	10,742
Income taxes (benefit)	5,500	(5,550)	4,500

Net earnings (loss)	$7,286	$(11,282)	$6,242

Earnings (loss) per share:
Basic	$0.17	$(0.26)	$0.14
Diluted	$0.17	$(0.26)	$0.14
Weighted number of shares outstanding
Basic	43,279	43,392	43,656
Diluted	43,558	43,392	43,958

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2003, 2002 and 2001

	Compre- hensive Income (loss)	Common Stock	Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(in thousands)
Balance at December 31, 2000		$146	$167,833	$(950)	$160,936	$(2,033)	$(150,776)	$175,156
Comprehensive income:
Net earnings	$6,242	—	—	—	6,242	—	—	6,242
Foreign currency translation adjustment	(803)	—	—	—	—	(803)	—	(803)
Unrealized gain on investments, net of tax effect	389	—	—	—	—	389	—	389

Total comprehensive income	$5,828

Issuance of common stock under stock option plan including tax effect		1	211	—	—	—	—	212
Deferred compensation		—	56	630	—	—	—	686
Purchase of treasury stock		—	—	—	—	—	(3,958)	(3,958)

Balance at December 31, 2001		147	168,100	(320)	167,178	(2,447)	(154,734)	177,924
Comprehensive loss:
Net loss	$(11,282)	—	—	—	(11,282)	—	—	(11,282)
Foreign currency translation adjustment	1,011	—	—	—	—	1,011	—	1,011
Unrealized loss on investments, net of tax effect	(129)	—	—	—	—	(129)	—	(129)

Total comprehensive loss	$(10,400)

Issuance of common stock under stock compensation plans including tax effect		2	619	—	—	—	—	621
Issuance of stock under ESPP		1	16	—	—	—	309	326
Deferred compensation		—	1,376	(409)	—	—	—	967
Purchase of treasury stock		—	—	—	—	—	(3,158)	(3,158)

Balance at December 31, 2002		150	170,111	(729)	155,896	(1,565)	(157,583)	166,280
Comprehensive income:
Net earnings	$7,286	—	—	—	7,286	—	—	7,286
Foreign currency translation adjustment	4,525	—	—	—	—	4,525	—	4,525
Unrealized gain on investments, net of tax effect	340	—	—	—	—	340	—	340

Total comprehensive income	$12,151

Issuance of common stock under stock compensation plans, including tax effect		5	3,663	—	—	—	—	3,668
Issuance of stock under ESPP		—	(290)	—	—	—	599	309
Deferred compensation		—	154	220	—	—	—	374

Balance at December 31, 2003		$155	$173,638	$(509)	$163,182	$3,300	$(156,984)	$182,782

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net earnings (loss)	$7,286	$(11,282)	$6,242
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	34,924	37,727	39,751
Amortization of other assets	20	252	1,271
Deferred income taxes	5,013	(8,867)	1,480
Loss on disposition of property and equipment	3,034	8,152	797
Other items, net	1,639	362	211
Changes in operating assets and liabilities:
Restricted cash	(4,509)	—	—
Accounts receivable	2,835	5,063	(6,117)
Inventories	12,153	422	48,115
Prepaid expenses and other assets	(6,717)	(370)	9,868
Accounts payable	428	(3,473)	(36,110)
Accrued expenses	6,368	1,603	6,272

Net cash provided by operating activities	62,474	29,589	71,780

Cash flows from investing activities:
Purchases of property and equipment, net of lease incentives	(18,200)	(22,692)	(22,866)
Proceeds from the disposition of property and equipment	6	1,494	3,096
Net proceeds from the sale of long-term investments	(190)	75	55
Acquisition of license	—	(1,347)	(500)

Net cash used in investing activities	(18,384)	(22,470)	(20,215)

Cash flows from financing activities:
Proceeds from notes payable and long-term debt	342,468	48,919	150,160
Repayment of notes payable and long-term debt	(355,994)	(55,029)	(180,014)
Issuance of common stock	4,351	1,914	898
Purchase of treasury stock	—	(3,158)	(3,958)

Net cash used in financing activities	(9,175)	(7,354)	(32,914)
Effect of exchange rates on cash and cash equivalents	495	118	(113)

Net increase (decrease) in cash and cash equivalents	35,410	(117)	18,538
Cash and cash equivalents at beginning of year	31,753	31,870	13,332

Cash and cash equivalents at end of year	$67,163	$31,753	$31,870

Supplemental disclosures
Cash paid (received) during the year for:
Interest	$9,989	$9,221	$12,647
Income taxes	(5,324)	1,186	(6,796)

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

        Guess?, Inc. (the "Company" or "Guess") designs, markets, distributes and licenses a leading lifestyle collection of casual apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. The Company designs are sold in Guess' owned stores, to a network of wholesale accounts that includes primarily better department stores, selected specialty retailers and upscale boutiques and through the Internet. Guess branded products, some of which are produced under license, are also sold internationally through a series of licensees and distributors.

Classification of Certain Costs and Expenses

        The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company's distribution costs related to its retail business in costs of product sales. Distribution costs related to the wholesale business are included in selling, general and administrative expenses and amounted to $7.6 million and $8.3 million for the years ended December 31, 2003 and December 31, 2002, respectively. The Company includes store selling, selling and merchandising, advertising, wholesale distribution costs, design and other corporate overhead costs as a component of selling, general and administrative expenses.

Shipping Income and Expenses

        The Company classifies amounts billed to customers for shipping fees as revenues, and classifies costs related to shipping as cost of product sales in the accompanying consolidated statements of operations.

Principles of Consolidation

        The consolidated financial statements include the accounts of Guess?, Inc. and its wholly-owned subsidiaries as follows: GUESS? Retail, Inc., GUESS? Licensing, Inc., Guess.com, Inc., Guess? Value LLC, Guess? IP LP LLC, Guess? IP GP LLC, Guess? IP Holder L.P., Guess? Royalty Finance LLC, Guess Europe, B.V., a Netherlands corporation ("GEBV"), and GUESS? Canada Corporation ("Guess Canada", formerly named Strandel Inc.), a Canadian corporation. GEBV holds two wholly-owned subsidiaries: Guess Asia, a Hong Kong corporation, and Guess Italia, S.r.l., an Italian corporation. In 2000, Guess held a 60% interest in Guess Canada and acquired the remaining 40% in 2001. The Company recorded 100% of the results of GUESS? Canada in both 2003 and 2002. Accordingly, all references herein to "Guess?, Inc." include the consolidated results of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated during the consolidation process.

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

        The reconciliation of basic to diluted weighted average shares is as follows (in thousands):

	2003	2002	2001
Weighted average shares used in basic computations	43,279	43,392	43,656
Dilutive stock options	279	—	302

Weighted average shares used in diluted computation	43,558	43,392	43,958

        For the fiscal years 2003 and 2001, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock. The diluted loss per share for fiscal year 2002 was computed using the basic weighted-average number of shares outstanding and excluded 132,189 potentially dilutive shares, as their effect would be anti-dilutive when applied to losses. Options to purchase 1,294,477, and 1,043,251 shares of common stock at prices ranging from $6.51 to $27.31, and $7.00 to $27.31 were outstanding during 2003 and 2001, respectively, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the shares of common stock and therefore such options would be anti-dilutive.

Concentration of Credit Risk

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. The Company maintains cash with various major financial institutions and performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any institution. The Company extends credit to corporate customers based upon an evaluation of the customer's financial condition and credit history and generally requires no collateral. The Company's customers are principally located throughout North America, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. However, such credit risk is considered limited due to the Company's large customer base. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company's credit losses for the periods presented are insignificant and have not significantly exceeded management's estimates. A few of the Company's domestic wholesale customers, including some under common ownership, have accounted for significant portions of its total net revenue. Bloomingdale's, Macy's and other affiliated stores owned by Federated Department Stores, Inc. together accounted for approximately 6.4%, 8.9%, and 11.3% of the Company's net revenue in 2003, 2002 and 2001, respectively.

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

Revenue Recognition

        The Company recognizes retail operations revenue at the point of sale, and wholesale operations revenue from the sale of merchandise when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable. Royalty income is based upon a percentage, as defined in the underlying agreement, of the licensees' actual net sales or minimum net sales, whichever is greater. The Company may receive payments in consideration of the grant of license rights. These payments are recognized as revenue over the term of the license agreement. The Company accrues for estimated sales returns and other allowances in the period in which the related revenue is recognized.

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

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which eliminated amortization of goodwill. Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, generally 10 to 15 years. For the year ended December 31, 2001, goodwill amortization totaled $1.2 million. The impact on net earnings and earnings per share in 2001 if goodwill amortization had been excluded was to increase net earnings by $700,000 and earnings per share by $0.02 per diluted share.

Foreign Currency Translation

        In accordance with SFAS No. 52, "Foreign Currency Translation," assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year-end rates, while income and expenses are translated at the weighted-average exchange rates for the year. The related translation adjustments are reflected as a foreign currency translation adjustment in other comprehensive income (loss) as a separate component of stockholders' equity. Foreign currency transaction losses included in the determination of net earnings (loss) were ($785,000), ($238,000) and ($252,000) for the three years ended December 31, 2003, 2002 and 2001, respectively.

Foreign Currency Contracts

        The Company may enter into forward foreign exchange contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to Canadian purchases of U.S. goods. The Company's foreign currency contracts are not designated as hedges for accounting purposes and changes in fair value of the derivative instruments are included in earnings (loss). At December 31, 2003, the Company had forward exchange contracts to purchase $7.3 million U.S. dollars for approximately $9.8 million Canadian dollars.

        Unrealized gains and losses on outstanding foreign currency exchange contracts, used to mitigate currency risk on future revenues and purchases are included in earnings as a component of other income or expense and were not significant for the years ended December 31, 2003, 2002 and 2001.

Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net earnings (loss), unrealized gains or losses on investments and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income (loss).

        The unrealized loss on investments, net of tax effect, for the year ended December 31, 2000, includes the reclassification to "Restructuring, impairment and severance charges" in the consolidated statement of operations for unrealized losses of $2.4 million, $1.3 million net of tax, due to an other than temporary decline in the market value of an investment in marketable equity securities. See Note 18 to the consolidated financial statements.

Business Segment Reporting

        The Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The business segments of the Company are retail, wholesale and licensing. Information regarding these segments is summarized in Note 15 to the consolidated financial statements.

Fair Value of Financial Instruments

        The carrying amount of the Company's financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. Investments are recorded at fair value.

        The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At December 31, 2003 and 2002, the carrying value of all financial instruments was not materially different from fair value, as the fixed rate debt approximates rates currently available to the Company.

Long-Lived Assets

        The Company reports long-lived assets, including intangibles, except for goodwill, at amortized cost. Long-lived assets and intangibles, including goodwill, are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this assessment indicates that the assets will not be recoverable, as determined by the non-discounted cash flow generated by the asset, the carrying value of the Company's long-lived assets would be reduced to its estimated fair market value based on the discounted cash flows. Effective on January 1, 2002, goodwill and other intangible assets are accounted for under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Other long-lived assets are accounted for under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Advertising Costs

        The Company expenses the cost of advertising as incurred. Advertising expenses charged to operations for the years ended December 31, 2003, 2002 and 2001 were $17.4 million, $21.6 million, and $17.5 million, respectively.

Reclassifications

        Certain reclassifications have been made to prior years' consolidated financial statements to conform to classifications used in the current year. These reclassifications had no impact on previously reported results.

Employee Stock Options

        The Company has stock-based employee compensation plans, which are described more fully in Note 16. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock award plan in which the market price of the underlying stock at grant is recorded as unearned compensation and amortized to expense over the vesting period. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," as amended, to stock-based employee compensation (in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001
Net earnings (loss), as reported	$7,286	$(11,282)	$6,242
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	228	649	397
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,718)	(2,917)	(2,379)

Pro forma net earnings (loss)	$4,796	$(13,550)	$4,260

Earnings (loss) per share:
Basic—as reported	$0.17	$(0.26)	$0.14
Basic—pro forma	$0.11	$(0.31)	$0.10
Diluted—as reported	$0.17	$(0.26)	$0.14
Diluted—pro forma	$0.11	$(0.31)	$0.10

(2) New Accounting Standards

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

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 did not have any impact on the Company's consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS 150 did not have any impact on the Company's consolidated financial position or results of operations.

        In December 2003, the SEC published Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition." SAB 104 updates portions of the SEC staff's interpretive guidance provided in SAB 101. SAB 104 also deletes interpretive material no longer necessary, and conforms the interpretive material retained because of pronouncements issued by the FASB's EITF on various revenue recognition topics. The adoption of SAB 104 did not have a significant impact on the Company's consolidated financial position or results of operations.

        In January 2003, the Financial Accounting Standards Board ("FASB") Issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.

        In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities ("SPEs") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation's provisions. The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be special-purpose entities, for which the effective date is no later that the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46 and the Revised Interpretations has not and is not expected to have an impact on the consolidated financial statements.

(3) Investments

        At December 31, 2003 and 2002, short-term investments included in other current assets consist of $1.6 million and $1.0 million, respectively, of marketable securities available for sale.

        Long-term investments consist of certain marketable equity securities aggregating $0.4 million and $0.2 million at December 31, 2003 and 2002, respectively, and are included in other assets in the accompanying consolidated balance sheets. Unrealized gains related to marketable equity securities at December 31, 2003, amounted to $0.3 million, net of deferred tax liabilities of $0.3 million, and unrealized losses of $0.1 million at December 31, 2002, net of deferred tax assets of $0.1 million are included as a component of stockholders' equity and comprehensive income (loss).

(4) Accounts Receivable

        Accounts receivable consists of trade receivables, less reserves aggregating $8,092,000 and $8,347,000, and royalty receivables, less allowance for doubtful accounts of $1,705,000 and $1,013,000 at December 31, 2003 and 2002, respectively.

(5) Inventories

        Inventories at December 31, are summarized as follows (in thousands):

	2003	2002
Raw materials	$7,312	$7,026
Work in process	1,718	1,049
Finished goods—retail	52,090	53,974
Finished goods—wholesale	22,410	33,634

	$83,530	$95,683

        At both December 31, 2003 and 2002, reserves for write-downs of inventories to the lower of cost or market totaled $7.9 million.

(6) Property and Equipment

        Property and equipment at December 31, is summarized as follows (in thousands):

	2003	2002
Land and land improvements	$3,237	$3,237
Building and building improvements	3,324	3,520
Leasehold improvements	123,054	119,208
Machinery and equipment	149,798	156,392
Corporate aircraft	6,601	6,601
Shop fixtures	36,637	38,250
Construction in progress	8,530	4,956

	331,181	332,164
Less accumulated depreciation and amortization	216,778	204,067

	$114,403	$128,097

        Construction in progress at December 31, 2003 and 2002 represents the costs associated with the construction of buildings and improvements used in the Company's operations and other capitalizable expenses in progress. During the years ended December 31, 2003, 2002 and 2001, interest costs capitalized in construction in progress amounted to $411,000, $156,000, and $300,000, respectively.

        The Company recorded a charge for the impairment of long-lived assets of $1.6 million and $6.9 million during fiscal 2003 and 2002, respectively, to write down the net book value of property and equipment related to certain under-performing stores, consisting primarily of leasehold improvements, and machinery and equipment. These write-downs resulted in a direct reduction of leasehold improvements of $2.4 million and $7.3 million in 2003 and 2002, respectively, and a reduction in machinery and equipment of $1.6 million and $2.5 million in 2003 and 2002, respectively. Additionally, accumulated depreciation and amortization was reduced by $2.4 million and $2.9 million in 2003 and 2002, respectively, as a result of these impairments.

(7) Other Assets

        Other assets at December 31, is summarized as follows (in thousands):

	2003	2002
Intangible assets, net of accumulated amortization	$2,119	$1,036
Artwork	3,523	3,510
Other	4,222	1,012

	$9,864	$5,558

(8) Accrued Expenses

        Accrued expenses at December 31, are summarized as follows (in thousands):

	2003	2002
Accrued compensation and benefits	$12,377	$7,850
Sales and use taxes, and property taxes	11,032	6,832
Store credits and gift certificates	5,588	5,420
Deferred lease incentive and rent	8,082	6,218
Construction costs	2,497	1,819
Accrued interest	160	2,829
Other	12,320	11,995

	$52,056	$42,963

(9) Notes Payable and Long-Term Debt

        Notes payable and long-term debt at December 31, are summarized as follows (in thousands):

	2003	2002
9 1/2% Senior Subordinated Notes due 2003 with interest payable semi-annually in February and August, redeemed in full in May 2003	$—	$79,562
6.75% Secured Notes due 2012 with interest payable quarterly in March, June, September and December	66,785	—
$85 million revolving credit facility	—	1,468
Other obligations, maturing in varying amounts through 2004	1,307	588

	68,092	81,618
Less current installments	13,931	80,138

Long-term debt, excluding current installments	$54,161	$1,480

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

        For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company's financial performance as measured by a cash flow test. This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Monthly commitment fees for unused borrowings up to $60 million under the Credit Facility are 37.5 basis points per annum. The Credit Facility requires the Company to maintain a minimum tangible net worth, as defined, if excess availability under the Credit Facility is less than $20 million. The agreement also restricts the payment of dividends by the Company, the incurrence of certain indebtedness and certain loans, and investments other than capital expenditures. At December 31, 2003, the Company had no borrowings under the Credit Facility; it had $2.3 million in outstanding standby letters of credit, $17.3 million in outstanding documentary letters of credit, and approximately $41.6 million available for future borrowings. As of December 31, 2003, the Company was in compliance with all of its covenants under the Credit Facility.

        On April 28, 2003, Guess? Royalty Finance LLC, an indirect wholly owned subsidiary of the Company (the "Issuer"), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 ("Secured Notes"). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified Guess? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such Guess? trademarks and the specified license agreements. The Secured Notes pay interest and amortize principal quarterly. Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. ("IP Holder"), an indirect wholly owned subsidiary of the Company, which is the owner of substantially all of the Company's domestic and many of the Company's foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company. The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000. At December 31, 2003, the Company had $4.5 million of restricted cash related to the interest reserve. The net proceeds, after interest reserves and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the 9 1/2% Senior Subordinated Notes due August 2003. The Company called the 9 1/2% Senior Subordinated Notes for redemption on May 27, 2003.

        Maturities of long-term debt at December 31, 2003 are as follows (in thousands):

2004	$13,931
2005	13,413
2006	12,995
2007	12,887
2008	8,937
2009 and thereafter	5,929

$68,092

(10) Income Taxes

        Income taxes are summarized as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Federal:
Current	$(704)	$(2,492)	$3,697
Deferred	4,312	(4,475)	877
State:
Current	493	(93)	1,295
Deferred	235	(926)	(41)
Foreign:
Current	994	1,113	(2,664)
Deferred	170	1,323	1,336

Total	$5,500	$(5,550)	$4,500

        Actual income taxes differ from expected income taxes obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Computed "expected" tax expense	$4,475	$(5,891)	$3,760
State taxes, net of Federal benefit	472	(662)	815
Foreign taxes (benefit)	213	259	(128)
Other	340	744	53

Total	$5,500	$(5,550)	$4,500

        Total income taxes were allocated as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Operations	$5,500	$(5,550)	$4,500
Stockholders' equity	14	(159)	562

Total income taxes	$5,514	$(5,709)	$5,062

        The tax effect of the components of other comprehensive income were allocated as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Foreign Currency translation adjustment	$1,071	—	—
Unrealized loss on investment	(257)	(100)	266

Total income taxes	$814	$(100)	$266

        Total pretax income (loss) was allocated as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Domestic operations	$10,109	$(23,000)	$14,171
Foreign operations	2,677	6,168	(3,429)

Total pretax income (loss)	$12,786	$(16,832)	$10,742

        The tax effects of temporary differences that give rise to significant portions of current and non-current deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below (in thousands):

	2003	2002
Deferred tax assets:
Fixed asset basis difference	$8,488	$10,082
Bad debt and other reserves	2,844	3,011
Deferred lease incentives	4,440	3,760
Uniform capitalization adjustment	1,657	1,975
Rent expense	1,505	1,782
Inventory valuation	1,087	1,154
Retail store closure reserves	418	722
Unrealized loss on investments	1,588	960
Other	4,877	5,242

	26,904	28,688
Deferred tax liabilities	(3,155)	(2,927)
NOL carryback/carryforward	2,148	3,869
Foreign tax credits carryback	0	1,252
Valuation reserve	(154)	(126)

Net deferred tax assets	$25,743	$30,756

        Included above at December 31, 2003 and 2002, are $9.5 million and $14.8 million for current deferred tax assets, respectively, and $16.2 million and $15.9 million in non-current deferred tax assets at December 31, 2003 and 2002, respectively. At December 31, 2003, the Company's Canadian operation had net operating loss carryforwards of $6 million which are available to reduce future taxable Canadian income through 2008.

        Based on the historical earnings of the Company and projections of future taxable income, management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.

(11) Related Party Transactions

        The Company is engaged in various transactions with entities affiliated with trusts for the respective benefit of Maurice and Paul Marciano, who are executives of the Company, Armand Marciano, their brother and former executive of the Company, and certain of their children (the "Marciano Trusts").

License Agreements and Licensee Transactions

        On September 28, 1990, the Company entered into a license agreement with Charles David of California ("Charles David"). Charles David is controlled by the father-in-law of Maurice Marciano. The Marciano Trusts and Nathalie Marciano (the spouse of Maurice Marciano) together own 50% of Charles David, and the remaining 50% is owned by the father-in-law of Maurice Marciano. The license agreement grants Charles David the rights to manufacture worldwide and distribute worldwide (except Japan and certain European countries) for men, women and some children, leather and rubber footwear which bear the Guess trademark. The license also includes related shoe care products and accessories. In 2002, the license agreement was renewed for six years and includes athletic footwear. There are no other rights and obligations between the Company and Charles David. The Charles David license agreement was terminated effective December 31, 2004 for athletic footwear and June 30, 2005 for fashion footwear. The Company is currently negotiating with replacement licensees.

        Gross royalties earned by the Company under such license agreement for the fiscal years ended December 31, 2003, 2002 and 2001 were $2.4 million, $2.0 million, and $2.0 million, respectively. Additionally, the Company purchased $5.9 million, $5.7 million, and $5.0 million of products from Charles David for resale in the Company's retail stores during the same periods. At December 31, 2003 and 2002, the Company had royalty receivables due from Charles David of $367,000 and $299,000, respectively.

        In May 1997, the Company sold substantially all of the assets and liabilities of Guess? Italia to Maco Apparel, S.p.a. ("Maco"). The effect of the net asset disposal was immaterial to the Company's results of operations. In connection with this sale, the Company also purchased a 10% ownership interest in Maco and entered into an approximate 10-year license agreement with Maco granting it the right to manufacture and distribute certain men's and women's jeanswear apparel, which bear the Guess trademark, in certain parts of Europe. In addition to royalty fees, the Company also received $14.1 million over a four-year period in consideration of the grant of the license rights for men's and women's jeanswear apparel. During each of 2001 and 2000 the Company recorded $2.8 million in revenue in connection with the grant of such license rights, which was paid in full at the end of 2001. Additionally, the Company recorded $5.8 million, $4.7 million and $2.8 million in royalty fees related to product sales in 2003, 2002 and 2001, respectively. The royalty fees for fiscal year 2003 included a $0.7 million positive royalty adjustment from a licensee audit. At December 31, 2003 and 2002, the Company had royalty receivables due from MACO of $0.9 million and $0.3 million, respectively.

        In September 2001, the Company completed the acquisition of the remaining 40% of the outstanding shares of Guess? Canada Corporation not already owned by the Company. The Company paid a nominal consideration in exchange for the remaining shares of Guess? Canada Corporation and made an additional investment during the second quarter of 2001 of $3.0 million in the Canadian business to fund its ongoing operations. Prior to the minority interest acquisition, the Company included 100% of the results of operations of Guess? Canada Corporation in its financial statements, therefore, this transaction did not have a material impact on the Company's financial statements. The Company recorded the amount representing 40% of the assets and liabilities at their respective fair values. No significant goodwill was generated from this transaction. In August 1999, the Company increased its ownership of Guess? Canada

Corporation to 60% from 40%. As part of that transaction, the Company paid $2.0 million and provided long-term debt financing of up to $13.4 million to Guess? Canada Corporation to expand its Canadian retail operations of which $13.0 million was outstanding as of December 31, 2003. The acquisition was accounted for as a purchase and the results of Guess? Canada Corporation were included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired amounted to $1.1 million and was allocated to goodwill and was amortized through 2001.

        January 1, 2003, the Company entered into a license agreement with BARN S.r.l. ("BARN"), an Italian corporation, under which the Company granted BARN the right to manufacture and distribute children's clothing in certain territories of Europe. The license has an initial term of three years and has terms substantially similar to the Company's other license agreements. Two key employees of the Company's wholly-owned subsidiary Guess Italia, S.r.l. own BARN. In addition, Guess Italia, S.r.l. provides office space and services for BARN. During 2003, the Company recorded $0.3 million in revenues related to this license and had an outstanding receivable at December 31, 2003 of $0.1 million.

Leases

        The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of its affiliates. There are two leases in effect at December 31, 2003, which expire in February 2006 and July 2008. The total lease payments to these limited partnerships are currently $0.2 million per month. Aggregate lease payments under leases in effect for the fiscal years ended December 31, 2003, 2002 and 2001 were $3.4 million, $2.9 million, and $3.0 million, respectively. The related party leases have not been significantly affected by the fact that the Company and the lessors are related. See lease commitments to related parties at Note 12 to the consolidated financial statements.

(12) Commitments and Contingencies

Leases

        The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through March 2016. Some of these leases require the Company to make periodic payments for property taxes and common area operating expenses. Certain leases include rent abatements and scheduled rent escalations, for which the effects are being amortized and recorded over the lease term. The Company also leases some of its equipment under operating lease agreements expiring at various dates through 2008.

        Future minimum rental payments under non-cancelable operating leases at December 31, 2003 are as follows (in thousands):

	Non- Related Parties	Related Parties	Total
2004	$53,880	$2,750	$56,630
2005	48,522	2,750	51,272
2006	45,349	2,573	47,922
2007	38,146	2,538	40,684
2008	32,290	1,474	33,764
Thereafter	92,440	—	92,440

	$310,627	$12,085	$322,712

        Rental expense for all operating leases during the years ended December 31, 2003, 2002, and 2001 aggregated $59.2 million, $53.1 million, and $49.6 million, respectively.

Incentive Bonuses

        Certain officers and key employees of the Company are entitled to incentive bonuses, primarily based on the Company's profits.

Litigation

        On approximately January 15, 1999, UNITE filed an unfair labor practice charge against us, alleging that attorney Dennis Hershewe violated Section 8(a)(1) of the National Labor Relations Act ("the Act") by questioning our employee Maria Perez about her union activities at the deposition he conducted in her workers' compensation case. Mr. Hershewe represents Fireman's Fund Insurance Company, our workers' compensation insurance carrier. GUESS? investigated the charge and responded to it on March 10, 1999. The NLRB issued a complaint on part of the charge on October 14, 1999, and we filed an answer on October 21, 1999. On July 6, 2000, the complaint was dismissed in its entirety. The NLRB appealed the decision which was reversed on June 30, 2003. On July 24, 2003 GUESS? filed a Petition for Review with the United States Court of Appeals for the D.C. Circuit. On August 21, 2003 the NLRB filed a cross-application for enforcement of the order. On October 31, 2003, the parties settled the matter. On November 13, 2003, the United States Court of Appeals, upon consideration of the joint motion of the parties to voluntary dismiss, dismissed both the petition for review and cross-application for enforcement.

        Most major corporations, particularly those operating retail businesses, become involved from time to time in a variety of employment-related claims and other matters incidental to their business in addition to the one described above. In the opinion of our management, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our results of operations or financial condition; however, we cannot predict the outcome of these matters. No material amounts were accrued as of December 31, 2003 and 2002, related to the Company's litigation.

(13) Savings Plan

        The Company established the Guess?, Inc. Savings Plan (the "Savings Plan") under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees ("associates") may contribute up to 15% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 1.5% of the associates' annual compensation. Investment selections consist of cash and mutual funds and do not include any Company common stock. The Company's contributions to the Savings Plan for the year ended December 31, 2003, 2002 and 2001 amounted to $0.3 million, $0.3 million, and $0.4 million, respectively.

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

        During the fiscal year 2003, 80,239 shares of the Company's common stock were issued pursuant to the ESPP at an average price of $3.85 per share for a total of $0.3 million.

(14) Quarterly Information (unaudited)

        The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002 (in thousands, except per share data):

Year ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$139,584	$131,042	$166,674	$199,285
Gross profit	41,349	40,987	61,596	76,223
Net earnings (loss)	(5,773)	(5,445)	6,697	11,807
Earnings (loss) per share:
Basic	$(0.13)	$(0.13)	$0.15	$0.27
Diluted	$(0.13)	$(0.13)	$0.15	$0.27

Year ended December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$138,179	$119,789	$157,798	$167,373
Gross profit	45,116	40,408	56,759	57,050
Net earnings (loss)	(3,601)	(6,432)	3,374	(4,623)
Earnings (loss) per share:
Basic	$(0.08)	$(0.15)	$0.08	$(0.11)
Diluted	$(0.08)	$(0.15)	$0.08	$(0.11)

        During the second quarter ended June 28, 2003, the Company recorded restructuring, impairment and severance charges of $0.8 million related to severance payments for the reduction in the Company's workforce.

        During the fourth quarter of 2003, the Company recorded $1.6 million of impairment charges which represented the write-down of the value of certain impaired assets.

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

(15) Segment Information

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

        Segment information is summarized as follows for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year ended December 31,
	2003	2002	2001
Net revenue:
Retail operations	$447,693	$384,456	$380,576
Wholesale operations	149,113	159,625	260,124
Licensing operations	39,779	39,058	36,920

	$636,585	$583,139	$677,620

Earnings (loss) from operations:
Retail operations	$32,370	$4,373	$7,930
Wholesale operations	(8,976)	(4,738)	28,214
Licensing operations	32,281	29,092	29,402
Corporate overhead	(35,075)	(37,253)	(41,717)

	$20,600	$(8,526)	$23,829

Capital expenditures:
Retail operations	$11,887	$12,968	$16,389
Wholesale operations	1,208	1,976	2,159
Licensing operations	—	—	256
Corporate overhead	5,105	7,748	4,062

	$18,200	$22,692	$22,866

	December 31,
	2003	2002
Total assets
Retail operations	$135,732	$157,270
Wholesale operations	109,511	107,699
Licensing operations	1,096	8,818
Corporate overhead	116,426	75,745

	$362,765	$349,532

        The table below presents information related to geographic areas in which the Company operated during 2003, 2002 and 2001 (in thousands):

	Year ended December 31,
	2003	2002	2001
Net revenue:
United States	$513,537	$477,700	$572,629
Canada	67,673	52,709	56,340
Europe	35,256	30,251	22,902
Asia	16,252	17,166	17,181
South America	1,962	2,986	5,761
Mexico	956	1,896	1,852
Other	949	431	955

	$636,585	$583,139	$677,620

(16) Stock Option Plan and Non-Vested Stock

        On July 30, 1996, the Board of Directors adopted the Guess?, Inc. 1996 Non-Employee Directors' Stock Option Plan pursuant to which the Board of Directors may grant stock and stock options to non-employee directors. This plan authorizes grants of options to purchase up to 500,000 authorized but unissued shares of common stock. At December 31, 2003, 2002, and 2001, there were 388,842, 280,526, and 189,257 options issued under this plan, respectively. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Annual option grants to outside directors were at 85% of fair market value until May, 2002. Subsequently such grants have been at 100% of fair market value. Stock granted under the Plan is done so without restriction. Stock options have ten-year terms and vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant.

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

        At December 31, 2003, 2002 and 2001, there were 1,115,914, 1,421,577, and 1,699,441 additional shares available for grant under the plan, respectively. Using the Black Scholes option pricing model, the weighted-average per share fair value of stock options granted during 2003, 2002 and 2001 was $3.32, $4.54, and $3.57, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 2.97%, 3.82%, and 4.56%; volatility factors of the expected market price of the Company's common stock of 64%, 64%, and 60%; no expected dividend yield; and a weighted-average expected life of the option of four years.

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

        The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. The Company granted 69,000, 198,250 and 10,000 shares during 2003, 2002 and 2001, respectively, of common stock to key employees, which vest through 2006. Upon granting of the stock, unearned compensation equivalent to the market value of the stock at the date of issuance was charged to stockholders' equity. This is being amortized on a straight-line basis over the vesting period and is recognized as compensation expense.

        Stock option activity under all of the Company's stock plans during the period indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2000	1,787,198	$10.68
Granted	588,048	6.36
Exercised	(123,982)	(4.09)
Forfeited	(414,433)	(17.03)

Balance at December 31, 2001	1,836,831	$8.47
Granted	451,100	6.80
Exercised	(52,125)	(4.90)
Forfeited	(371,486)	(12.35)

Balance at December 31, 2002	1,864,320	$8.37
Granted	622,550	5.48
Exercised	(409,259)	(6.39)
Forfeited	(343,612)	(9.10)

Balance at December 31, 2003	1,733,999	$7.67

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding December 31, 2003	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$3.63 to $4.63	808,000	7.75 years	$4.28	317,950	$4.60
$5.00 to $6.55	214,249	8.58 years	5.42	40,250	5.58
$7.00 to $7.75	391,125	8.61 years	7.37	38,650	7.39
$8.21 to $18.31	197,925	6.68 years	12.54	111,800	14.65
$21.06 to $27.31	122,700	6.10 years	26.96	104,651	26.89

	1,733,999	7.82 years	$7.67	613,301	$10.48

        At December 31, 2003, 2002 and 2001, the number of options exercisable for each year was 613,301, 752,065, and 594,939, respectively. The weighted-average exercise price of those options was $10.48, $9.67, and $11.11, respectively.

(17) Share Repurchase Program

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

(18) Restructuring, Impairment and Severance Charges

        During the year ended December 31, 2003, the Company recorded restructuring, impairment and severance charges of $2.4 million ($1.4 million after tax or $0.06 per diluted share). In addition to the charge of $0.8 million related to severance payments for the reduction in the Company's workforce, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," an impairment charge $1.6 million represented the write-down of the net book value of property and equipment related to certain under-performing stores, consisting primarily of leasehold improvements, and machinery and equipment. These assets became impaired as the Company evaluated certain unprofitable stores that performed below expectations. Estimated future cash flows related to these stores indicated that an impairment of the full value had occurred.

        During the year ended December 31, 2002, the Company recorded restructuring, impairment and severance charges of $9.2 million ($6.2 million after tax or $0.14 per diluted share). The Company recorded $1.5 million in additional costs for rent paid, estimated rent to be paid and lease exit costs related to excess leased facilities and under performing stores which were abandoned or closed in 2003. In addition, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," an impairment charge of $6.9 million was recorded in the fourth quarter of 2002 to write down the net book value of property and equipment related to certain under-performing stores, consisting primarily of leasehold improvements, and machinery and equipment. These assets became impaired as the Company evaluated certain unprofitable stores that performed below expectations. Estimated future cash flows related to these stores indicated that an impairment of the full value had occurred.

        The remaining $0.8 million of the charge was related to severance costs for the termination of 59 employees, which was part of the Company's continuing efforts to reduce costs, improve productivity, streamline its corporate structure and consolidate operations. Approximately $0.4 million of the severance remained unpaid and accrued as of December 31, 2002. The Company paid the remaining severance costs during 2003.

        During the year ended December 31, 2001, the Company recorded restructuring, impairment and severance charges of $5.5 million ($3.2 million after tax or $0.07 per diluted share). Based on the real estate market conditions following the events of September 11, 2001, the Company recorded $2.2 million in additional costs for rent paid, estimated rent to be paid and lease exit costs related to idle leased facilities identified as part of the restructuring charge recorded during the fourth quarter 2000. In addition, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," $1.3 million of the charges represented the write-down of the value of certain impaired assets, including fixed assets related to unprofitable stores, consisting of leasehold improvements, and machinery and equipment. These assets became impaired as the Company evaluated certain unprofitable stores that performed below expectations. Estimated future cash flows related to these stores indicated that an impairment of the full value had occurred. The remaining $2.0 million of the charge was related to severance costs for the termination of 211 employees, which was part of the Company's continuing efforts to reduce costs. All amounts have been paid.

        The following table shows the Company's activity associated with restructuring accruals for the years ended December 31, 2003, 2002, and 2001:

	January 1, 2001	Restructuring Charges	Payments	December 31, 2001
Long-term lease obligations	$1,687	$2,966	$2,177	$2,476
Severance	$—	$1,971	$1,355	$616

	January 1, 2002	Restructuring Charges	Payments	December 31, 2002
Long-term lease obligations	$2,476	$1,521	$2,382	$1,615
Severance	$616	$799	$1,013	$402

	January 1, 2003	Restructuring Charges	Payments	December 31, 2003
Long-term lease obligations	$1,615	$—	$744	$871
Severance	$402	$846	$1,098	$150

SCHEDULE II
GUESS?, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2003, 2002, and 2001
(in thousands)

	Balance at beginning of period	Charged to costs and expenses	Deductions and write-offs	Balance at end of period
Description
As of December 31, 2003
Accounts receivable	$8,347	$6,657	$(6,912)	$8,092
Royalties	1,013	692	—	1,705
As of December 31, 2002
Accounts receivable	$10,220	$13,482	$(15,355)	$8,347
Royalties	1,298	20	(305)	1,013
As of December 31, 2001
Accounts receivable	$15,811	$12,600	$(18,191)	$10,220
Royalties	841	457	—	1,298

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 12, 2004.

GUESS?, INC.

By:
/s/ MAURICE MARCIANO Maurice Marciano Co-Chairman of the Board, Co-Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAURICE MARCIANO Maurice Marciano	Co-Chairman of the Board, Co-Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
/s/ PAUL MARCIANO Paul Marciano	Co-Chairman of the Board, Co-Chief Executive Officer and Director	March 12, 2004
/s/ CARLOS ALBERINI Carlos Alberini	President, Chief Operating Officer and Director	March 12, 2004
/s/ FREDERICK G. SILNY Frederick G. Silny	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 12, 2004
/s/ ANTHONY CHIDONI Anthony Chidoni	Director	March 12, 2004
/s/ ALICE KANE Alice Kane	Director	March 12, 2004
/s/ HOWARD WEITZMAN Howard Weitzman	Director	March 12, 2004

Exhibit Index

Exhibit Number	Description
3.1.	Restated Certificate of Incorporation of the Registrant.(1)
3.2.	Bylaws of the Registrant.(2)
4.1.	Indenture, dated as of April 28, 2003, by and among Guess? Royalty Finance LLC and BNY Midwest Trust, as Indenture Trustee for the 6.75% Secured Notes issued by Guess? Royalty Finance LLC (the "6.75% Secured Notes").(3)
4.2.	Guarantee and Collateral Agreement dated as of April 28, 2003, made by Guess? IP Holder L.P. in favor of BNY Midwest Trust Company, as Indenture Trustee for the 6.75% Secured Notes.(3)
4.3.	Specimen stock certificate.(1)
10.22.	1996 Equity Incentive Plan.(1)
10.23.	1996 Non-Employee Directors' Stock Option Plan.(1)
10.24.	Annual Incentive Plan.(1)
10.25.	Employment Agreement between the Registrant and Maurice Marciano.(4)
10.26.	Employment Agreement between the Registrant and Paul Marciano.(4)
10.28.	Registration Rights Agreement among the Registrant and certain stockholders of the Registrant.(4)
10.29.	Indemnification Agreement among the Registrant and certain stockholders of the Registrant.(4)
10.30.	Indemnification Agreements between the Registrant and certain executives and directors.(4)
10.33.	Amended and Restated 1996 Non-Employee Directors' Stock Option Plan, as amended through March 3, 1997.(5)
10.36.	Amendment No. 1 to The Guess?, Inc. Amended and Restated 1996 Non- Employee Directors' Stock Option Plan.(6)
10.40.	Lease Agreement between Guess?, Inc. and Robert Pattillo Properties, Inc.(7)
10.42.	Employment Agreement between the Registrant and Carlos Alberini.(8)
10.45.	Employment Agreement dated November 11, 2001 between Registrant and Frederick G. Silny.(9)
10.46.	Lease Agreement between Guess?, Inc. and MAP Properties, Ltd.(9)
10.47.	2002 Employee Stock Purchase Plan.(10)
10.48.	Amended and Restated Loan and Security Agreement by and among Congress Financial Corporation (Western) as Lender and Wachovia Securities, Inc., as the Arranger and Administrative Agent and Guess?, Inc., Guess? Retail, Inc. and Guess.com, Inc., as borrowers, dated as of December 20, 2002.(9)
10.49.	First Amendment to Amended and Restated Loan and Security Agreement dated as of February 25, 2003, by and among Congress Financial Corporation (Western) as Lender and Wachovia Securities, Inc., as the Arranger and Administrative Agent and Guess?, Inc., Guess? Retail, Inc. and Guess.com, Inc., as borrowers.(9)
10.50.	Canadian Loan and Security Agreement by and among Congress Financial Corporation (Canada), as Lender, Wachovia Securities, Inc., as Global Arranger and Guess? Canada Corporation and Guess? Canada Retail Inc., as borrowers, dated as of December 20, 2002.(9)
10.51.	Employment Agreement dated August 16, 2002 between Registrant and Nancy Shachtman.(9)

10.52.	Guess? Contribution Agreement dated as of April 28, 2003, by and between the Company and Guess? IP Holder L.P.(3)
10.53.	Licensing Contribution Agreement dated as of April 28, 2003, by and between Guess? Licensing, Inc. and Guess? IP Holder L.P.(3)
10.54.	Receivables Contribution Agreement dated as of April 28, 2003, by and between Guess? IP Holder L.P. and Guess? Royalty Finance LLC.(3)
10.55.	Guess? License Agreement dated as of April 28, 2003, by and between Guess? IP Holder L.P. and the Company.(3)
10.56.	Termination of Amended and Restated Shareholders' Agreement.(11)
10.57.	First Amendment of Employment Agreement between the Registrant and Carlos Alberini.(11)
*14.1.	Code of Conduct of the Company.
18.0.	Letter regarding change in accounting principles.(6)
*21.1.	List of Subsidiaries.
*23.1.	Independent Auditors' Consent.
*31.1.	Certification of Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.(12)
*31.2.	Certification of Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.(12)
*31.3.	Certification of President, Chief Operating Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(12)
*31.4.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(12)
*32.1.	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(13)
*32.2.	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(13)
*32.3.	Certification of President, Chief Operating Officer and Director pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(13)
*32.4.	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(13)

*
Filed herewith

(b)
Financial Statement Schedule: Description Schedule II Valuation and Qualifying Accounts

(1)
Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.

(2)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001

(3)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(4)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(5)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(6)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

(7)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(8)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(9)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(10)
Incorporated by reference from the Company's Registration Statement on Form S-8 (Registration No. 333-81274) filed by the Company on January 23, 2002.

(11)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

(12)
A signed original of this written statement required by Section 302 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(13)
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

QuickLinks

TABLE OF CONTENTS PART I
PART I
  ITEM 1. BUSINESS
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accountant Fees and Services
PART IV
  ITEM 15. Exhibits, Consolidated Financial Statement Schedule, and Reports on Form 8-K
INDEPENDENT AUDITORS' REPORT
GUESS?, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2003 and 2002
GUESS?, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2003, 2002 and 2001
GUESS?, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2003, 2002 and 2001
GUESS?, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II GUESS?, INC. & SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2003, 2002, and 2001 (in thousands)
SIGNATURES
Exhibit Index