Form 10-Q
period 2004-03-27
GUESS INC ET AL/CA/
filed 2004-05-06
CIK 912463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 27, 2004

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

As of April 30, 2004, the registrant had 43,944,348 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	Mar 27, 2004	Dec 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$45,724	$67,163
Restricted cash	4,260	4,509
Receivables, net	51,118	32,602
Inventories, net	81,044	83,530
Prepaid expenses and other current assets	15,934	13,341
Deferred tax assets	9,499	9,499
Total current assets	207,579	210,644
Property and equipment, at cost, less accumulated depreciation and amortization	109,988	114,403
Goodwill	11,610	11,610
Long-term deferred tax assets	16,244	16,244
Other assets, at cost, net of accumulated amortization	9,407	9,864
Total assets	$354,828	$362,765

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable and long-term debt	$15,124	$13,931
Accounts payable	45,623	44,888
Accrued expenses	43,705	52,056
Total current liabilities	104,452	110,875
Notes payable and long-term debt, excluding current installments	50,349	54,161
Other liabilities	15,820	14,947
Total liabilities	170,621	179,983

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 64,982,007 and 64,719,287 shares, outstanding 43,943,441 and 43,672,831 shares at March 27, 2004 and December 31, 2003, respectively	157	155
Paid-in capital	175,671	173,638
Deferred compensation	(1,262)	(509)
Retained earnings	163,938	163,182
Accumulated other comprehensive income	2,628	3,300
Treasury stock, 21,038,566 and 21,046,456 shares repurchased at March 27, 2004 and December 31, 2003, respectively	(156,925)	(156,984)
Net stockholders’ equity	184,207	182,782
Total liabilities and stockholders’ equity	$354,828	$362,765

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	First Quarter Ended
	Mar 27, 2004	Mar 29, 2003
Net revenue
Product sales	$142,405	$128,722
Net royalties	10,940	10,862
	153,345	139,584
Cost of product sales	100,815	98,235
Gross profit	52,530	41,349

Selling, general and administrative expenses	49,921	49,424
Earnings (loss) from operations	2,609	(8,075)

Other (income) expense:
Interest expense	1,385	2,088
Interest income	(102)	(25)
Other, net	—	(15)
	1,283	2,048

Earnings (loss) before income tax expense (benefit)	1,326	(10,123)

Income tax expense (benefit)	570	(4,350)

Net earnings (loss)	$756	$(5,773)

Earnings (loss) per share:
Basic	$0.02	$(0.13)
Diluted	$0.02	$(0.13)

Weighted number of shares outstanding:
Basic	43,760	43,140
Diluted	44,361	43,140

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First Quarter Ended
	Mar 27, 2004	Mar 29, 2003

Cash flows from operating activities:
Net earnings (loss)	$756	$(5,773)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	8,611	8,647
Amortization of other assets	97	31
Net loss on disposition of property and equipment	26	229
Other items, net	(369)	(257)
Changes in operating assets and liabilities:
Restricted cash	249	—
Receivables	(18,516)	(13,866)
Inventories	2,486	4,707
Prepaid expenses and other assets	(2,241)	(3,557)
Accounts payable	735	(7,456)
Accrued expenses and other liabilities	(9,283)	(3,961)
Net cash used in operating activities	(17,449)	(21,256)
Cash flows from investing activities:
Purchases of property and equipment, net of lease incentives	(2,666)	(4,165)
Net cash used in investing activities	(2,666)	(4,165)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	37,336	42,103
Repayments of notes payable and long-term debt	(39,955)	(39,829)
Issuance of common stock	1,341	273
Net cash provided by (used in) financing activities	(1,278)	2,547
Effect of exchange rates on cash	(46)	157
Net decrease in cash and cash equivalents	(21,439)	(22,717)
Cash and cash equivalents at beginning of period	67,163	31,753
Cash and cash equivalents at end of period	$45,724	$9,036
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,285	$3,920
Income taxes	6,587	975

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 27, 2004

(in thousands, except per share amounts)

(unaudited)

(1)                                 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of GUESS?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of March 27, 2004, the condensed consolidated statements of operations for the first quarter ended March 27, 2004 and March 29, 2003, and the condensed consolidated statements of cash flows for the first quarter ended March 27, 2004 and March 29, 2003.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The results of operations for the first quarter ended March 27, 2004, are not necessarily indicative of the results of operations for the full fiscal year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The Company’s quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end.  The first quarter ended March 27, 2004 had 87 days compared to 88 days in the first quarter ended March 29, 2003.

Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to classifications used in the current year.  These reclassifications had no impact on previously reported results.

(2)                                 Summary of Significant Accounting Policies

Classification of Certain Costs and Expenses

The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in costs of product sales. Distribution costs related to the wholesale business are included in selling, general and administrative expenses and amounted to $2.1 million and $2.2 million for the first quarter periods ended March 27, 2004 and March 29, 2003, respectively.  The Company includes store selling, selling and merchandising, advertising, wholesale distribution costs, design and other corporate overhead costs as a component of selling, general and administrative expenses.

Earnings (Loss) Per Share

Basic earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents.  For the three months ended March 27, 2004, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock.  Options to purchase 662,501 shares of common stock at prices ranging from $14.92 to $27.31 during the three months ended March 27, 2004 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and therefore such options would be anti-dilutive.  The diluted loss per share for the first quarter ended March 29, 2003 was computed using the basic weighted-average number of shares outstanding.

Business Segment Reporting

The business segments of the Company are retail, wholesale and licensing.  Information relating to these segments is summarized in Note 6.  The earnings from operations for each segment include those costs that are specifically related to each segment, consisting primarily of store operations, distribution, selling and merchandising, depreciation, amortization and employee compensation directly related to that business segment.  In addition, the Company is continuing to allocate design and advertising charges to the business segments based on the assessed benefit derived from the respective expenditures.  The business segments results exclude corporate overhead costs, which consist of shared costs of the organization.  These costs are presented separately and include, among others, the following corporate costs:  information technology, human resources, accounting and finance, executive compensation, facilities and legal.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings (loss), unrealized gains (losses) on investments available for sale and foreign currency translation adjustments.  A reconciliation of comprehensive income (loss) for the first quarter ended March 27, 2004 and March 29, 2003 is as follows (in thousands):

	First Quarter Ended
	Mar 27, 2004	Mar 29, 2003
Net earnings (loss)	$756	$(5,773)
Unrealized gain (loss) on investments, net of tax	(75)	11
Foreign currency translation adjustment	(597)	665
Comprehensive income (loss)	$84	$(5,097)

Employee Stock Options

The Company has stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost for stock options is reflected in net earnings (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company records compensation expense related to its restricted stock award plan at the market price of the underlying stock on the date of grant as unearned compensation and amortizes this amount to expense over the vesting period.  The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	First Quarter Ended
	Mar 27, 2004	Mar 29, 2003

Net earnings (loss), as reported	$756	$(5,773)

Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	67	68

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(646)	(647)

Pro forma earnings (loss)	$177	$(6,352)

Earnings (loss) per share:
Basic—as reported	$0.02	$(0.13)
Basic—pro forma	$0.00	$(0.15)

Diluted—as reported	$0.02	$(0.13)
Diluted—pro forma	$0.00	$(0.15)

New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”): (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest.

In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations.  VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or revised interpretation’s provisions.  Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions.  The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be SPEs, for which the effective date is no later than the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46 and the Revised Interpretations did not have an impact on our consolidated financial statements.

(3)                                 Accounts Receivable

Accounts receivable consists of trade receivables, net of reserves aggregating $6,527,000 and $8,092,000, at March 27, 2004 and December 31, 2003, respectively and royalty receivables, less allowance for doubtful accounts of $1,705,000 at both March 27, 2004 and December 31, 2003.

(4)                                 Inventories

The components of inventories consist of the following (in thousands):

	Mar 27, 2004	Dec 31, 2003
Raw materials	$7,549	$7,312
Work in progress	1,551	1,718
Finished goods – wholesale	24,091	22,410
Finished goods – retail	47,853	52,090
	$81,044	$83,530

As of March 27, 2004 and December 31, 2003, reserves to write-down inventories to the lower of cost or market totaled $7.8 million and $7.9 million, respectively.

(5)                                 Income taxes

Income tax expense (benefit) for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

Net revenue and earnings/(loss) from operations are summarized as follows for the first quarter ended March 27, 2004 and March 29, 2003 (in thousands):

	First Quarter Ended
	Mar 27, 2004	Mar 29, 2003
Net revenue:
Retail operations	$99,524	$83,662
Wholesale operations	42,881	45,060
Licensing operations	10,940	10,862
	$153,345	$139,584

Earnings (loss) from operations:
Retail operations	$(1,678)	$(6,494)
Wholesale operations	4,097	260
Licensing operations	8,983	8,920
Corporate overhead	(8,793)	(10,761)
	$2,609	$(8,075)

Due to the seasonal nature of these business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(7)                                 Long-Term Debt

On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as arranger and administrative agent (the “Credit Facility”), which replaced a previous credit agreement. The term of the Credit Facility is for a period of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company’s Canadian subsidiaries under a separate credit agreement (currently $15 million).  The Credit Facility includes a $47.5 million sub-limit for letters of credit.  Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers.

For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company’s financial performance as measured by a cash flow test.  This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans.  Monthly commitment fees for unused borrowings up to $60 million under the Credit Facility are 37.5 basis points per annum.  The Credit Facility requires the Company to maintain a minimum tangible net worth, as defined, if excess availability under the Credit Facility is less than $20 million. The agreement also restricts the payment of dividends by the Company, the incurrence of certain indebtedness and certain loans, and investments other than capital expenditures.  At March 27, 2004, the Company had no outstanding borrowings under the Credit Facility; it had $2.3 million in outstanding standby letters of credit, $11.8 million in outstanding documentary letters of credit, and approximately $50.3 million available for future borrowings.  As of March 27, 2004, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003, Guess? Royalty Finance LLC, an indirect wholly owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (the “Secured Notes”).  The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified Guess? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such Guess? trademarks and the specified license agreements.  The Secured Notes pay interest and amortize principal quarterly.  Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), an indirect wholly owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks.  Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company.  The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000.  At March 27, 2004, the Company had $4.3 million of restricted cash related to the interest reserve.  The net proceeds, after interest reserves and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the 9½% Senior Subordinated Notes due in August 2003.  The Company called the 9½% Senior Subordinated Notes for redemption on May 27, 2003.

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

During the first quarter ended March 27, 2004, 7,890 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $12.50 per share.

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

Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated.  Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the successful integration of new stores into existing operations, the continued desirability and customer acceptance of existing and future product lines (including licensed products), possible cancellations of wholesale orders, the success of competitive products, and the availability of adequate sources of capital.  In addition to these factors, the economic and other factors identified in the Company’s most recent annual report on Form 10-K for the fiscal year ended December 31, 2003, including but not limited to the risk factors discussed therein, could affect the forward-looking statements contained herein and in the Company’s other public documents.

Summary

We derive our net revenue from the sale of GUESS? men’s, women’s, boys’ and girls’ apparel and our licensees’ products through our network of retail and factory outlet stores primarily in the United States, from the sale of GUESS? men’s, women’s, boys’ and girls’ apparel worldwide to wholesale customers and distributors, from net royalties from worldwide licensing activities, from the sale of GUESS? apparel through the retail and wholesale channels of our 100% owned Canadian subsidiary, GUESS? Canada Corporation (“Guess Canada”), and from the sale of GUESS? men’s, women’s, boys’ and girls’ apparel and our licensee products through our on-line store at www.guess.com.

Unless the context indicates otherwise, when we refer to “we,” “us” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.

The Company’s quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end.  This resulted in 87 days for the three months ended March 27, 2004 compared to 88 days for the three months ended March 29, 2003.

Executive Summary

During 2003, the Company began to see improvement in its business after a steady decline in net earnings since 1999. During the first quarter of 2004, we have seen a continuation of these positive trends and are benefiting from the 2003 and 2004 initiatives undertaken on both the operational and product sides of our business.  We achieved a 9.9% increase in net revenues to $153.3 million in the first quarter of 2004 from $139.6 million in the first quarter of 2003.  The Company was profitable in the first quarter of 2004 with net earnings of $0.8 million compared with a loss of $5.8 million in the first quarter of 2003.  This improvement in earnings was driven by improved gross margins in our retail and wholesale business segments as well as managing expenses effectively.  We saw significant improvement in our balance sheet at the end of the first quarter of 2004 with continued emphasis on reducing inventory levels and improving cash flow.  We reduced inventory by 10.9% from first quarter 2003 even though product sales increased by 10.6%.  With strong cash management and improved operating performance, the Company has also reduced total borrowings by $18.4 million or 22.0% to $65.5 million at March 27, 2004 from $83.9 million at March 29, 2003.  We have also increased cash and restricted cash by $41.0 million from $9.0 million at March 29, 2003.

Our retail segment, including full-priced retail, kids, factory outlet, Canada, and E-commerce, generated net sales of $99.5 million during the first quarter of 2004, an increase of 19.0%, from $83.7 million in the prior year first quarter.  This growth was driven by a comparable store sales increase of 12.8% and a larger store base, which represented a 6.6% increase in average square footage as compared to the prior year’s first quarter.  The comparable store sales increase reflects the improved results of both the men’s and women’s lines and our accessories business.  In addition to strong same store sales growth in our retail stores, we increased margins and managed expenses effectively to deliver a substantial improvement in operating results.

We are also putting more emphasis on our Guess Collection line.  In the second half of 2004, we are re-branding this product line as Marciano.  The new assortment commands higher price points, and it targets a more upscale, contemporary customer.  We plan to test a new store concept that will bear the Marciano name.  We expect to open a few test stores in the fall of 2004.

While the full-priced retail and factory outlet stores continued to show operating performance improvements, the kids stores have continued to underperform.  As a result, management made a decision in the fourth quarter of 2003 to exit the kids store business.  The Company plans to close most of these stores in the second half of 2004 and expects to incur additional charges at that time related to lease termination costs.  These charges are expected to be less than $1.0 million.

We are still experiencing challenges in our wholesale segment.  The wholesale segment revenues for the first quarter of 2004 decreased 4.8% to $42.9 million from $45.0 million in the 2003 comparable period.  However for the full year we expect wholesale segment revenues to increase slightly compared to 2003.  Gross margins improved year over year reflecting improved margin performance in our full price domestic wholesale business, improved results in off-price sales and better performance in our international wholesale business.  Our products were sold in approximately 860 doors at the end of the first quarter of 2004 compared with approximately 750 doors at the end of the first quarter of 2003.  International wholesale revenues increased $1.9 million in the first quarter of 2004, or 9.5%, compared to the first quarter of 2003, partially offsetting the decline in domestic revenues.

Our licensing segment performed well with 2004 first quarter revenues of $10.9 million, flat with the first quarter of 2003.  We had 23 licensees at the end of the 2004 first quarter as compared to 21 at the end of the 2003 first quarter.  Licensing operating earnings increased to $9.0 million in the first quarter of 2004 from $8.9 million in the first quarter of 2003.

The Company has continued to make investments to improve operating efficiencies and inventory management.  To this end, we implemented a new manufacturing system to gain further operating efficiencies through automation.  This system, along with other actions we are taking, should result in improved product visibility and lower processing and freight costs in the future.  In addition, a new inventory allocation system we are rolling out has improved inventory turnover and in-stock positions in the stores, and is contributing to higher store sales volumes with less inventory.

We believe that our bottom line has started to reflect the efforts we have made to utilize our resources efficiently and ensure that our cost structure is as streamlined as possible.  This has included looking for every opportunity to eliminate unproductive activities and improve expense management in our corporate offices as well as our retail stores.  These efforts have resulted in flat S,G&A expenses for the first quarter, despite a 6.6% larger store base, and 280 basis points of improvement in our S,G&A rate as a percentage of net revenues for the first quarter of 2004 versus the same 2003 period.  This improvement underscores the leverage of our retail business model and its significant opportunity for further profit growth.

Application of Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Management evaluates its estimates and judgments on an ongoing basis including those related to the valuation of inventories, accounts receivable allowances, the useful life of assets for depreciation, restructuring expense and accruals, evaluation of impairment of long-lived assets, recoverability of deferred taxes and evaluation of net recoverable amounts and accruals for the sublet of certain lease obligations.  The Company believes that of its significant accounting policies the following involve a higher degree of judgment and complexity.

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

Valuation of goodwill, intangible and other long-lived assets:

The Company assesses the impairment of its long-lived assets (i.e., goodwill, and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis or when a triggering event occurs.  The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate income from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred.  If the assets (other than goodwill) are assessed to be recoverable, they are amortized over the periods benefited.  If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of those assets.  Fair value is determined based upon the undiscounted cash flows derived from the underlying asset.

Litigation reserves:

Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets.  The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation.  Both the amount and range of loss on the remaining pending litigation is uncertain.  As such, the Company is unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in litigation.  As additional information becomes available, the Company will assess the potential liability related to pending litigation and revise estimates.  Such revisions in estimates of the potential liability could materially impact our consolidated results of operations and financial position.

RESULTS OF OPERATIONS

First Quarter Periods Ended March 27, 2004 and March 29, 2003.

NET REVENUE.  Net revenue for the first quarter ended March 27, 2004 increased $13.7 million, or 9.9%, to $153.3 million from $139.6 million in the first quarter ended March 29, 2003.  The increase was primarily attributable to sales growth in the retail segment partially offset by lower wholesale revenue.

Net revenue from retail operations increased 19.0% to $99.5 million in the first quarter of 2004 from $83.7 million in the same prior year period.  This increase was driven by a comparable store sales increase of 12.8% which accounted for $10.2 million of the increase and a $5.6 million increase due to an average of 13 new store openings representing a 6.6% increase in average square footage as compared to the same period last year.  The most significant comparable store sales increases were in our Canadian stores.

Net revenue from wholesale operations declined $2.1 million, or 4.8%, to $42.9 million in the first quarter ended March 27, 2004 from $45.0 million in the first quarter ended March 29, 2003.  Domestic wholesale net revenue decreased in the first quarter of 2004 by $4.0 million, or 16.0%, to $21.0 million from $25.0 million in the same prior year period.  The decrease in the first quarter domestic wholesale revenue reflected decreased shipments to our wholesale customers despite an increase in the number of locations in which our products are offered.  Our products were sold in approximately 860 doors at the end of the first quarter of 2004 compared with approximately 750 doors at the end of the first quarter of 2003.  International wholesale net revenue increased by $1.9 million, or 9.5%, to $21.9 million during the first quarter of 2004 compared to $20.0 million during the first quarter of 2003.  International wholesale revenue increased during the first quarter of 2004 due to improved sales in Europe.

Net royalty revenue of $10.9 million for the first quarter ended March 27, 2004 remained flat with the first quarter of 2003.

GROSS PROFIT.  Gross profit increased $11.2 million, or 27.0%, to $52.5 million in the first quarter ended March 27, 2004 from $41.3 million in the comparable 2003 period.  The increase is attributable to improved margins at both the retail and wholesale segments.  Gross profit for the retail segment increased $6.0 million, or 33.1%, to $24.0 million due to the increase in comparable store sales which resulted in better leverage of the store occupancy costs during the first quarter of 2004 compared to the same prior year quarter and better product margin.  Gross profit for the wholesale segment for the 2004 first quarter increased $5.2 million, or 41.1%, to $17.6 million from $12.4 million in the 2003 first quarter.  The improved gross profit in wholesale reflects better performance in the international wholesale business and improved results in the off-price business.

Gross margin (gross profit as a percentage of total net revenue) increased to 34.3% in the first quarter of 2004 from 29.6% in the first quarter of 2004.  Gross margin from product sales increased to 29.2% in the first quarter of 2004 from 23.7% in the first quarter of 2003.  Gross margin in the retail segment increased as a result of higher initial gross profit, lower markdowns and lower store occupancy costs due to the increase in comparable store sales.  Gross margin in the wholesale segment increased as a result of improved performance in off-price sales, higher initial margins for the period in domestic wholesale business and better performance in the international wholesale business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative (“S,G&A”) expenses slightly increased by $0.5 million, or 1.0%, to $49.9 million in the first quarter of 2004 compared to $49.4 million in the first quarter of 2003. The increase was primarily attributable to the $1.1 million increase in costs for operating an average of 13 new stores, partially offset by $0.4 million in lower advertising expenses and $0.2 million in other cost savings initiatives.  As a percentage of net revenue, S,G&A expenses decreased to 32.6% in the first quarter of 2004 from 35.4% in the comparable 2003 period.  The improvement in the S,G&A rate as a percent of net revenues reflects the expense leverage on sales growth in the retail business.

EARNINGS (LOSS) FROM OPERATIONS.  Earnings from operations increased to $2.6 million in the first quarter of 2004 compared with a loss from operations of $8.1 million in the first quarter of 2003.  The retail segment recorded a loss from operations of $1.7 million in the first quarter of 2004 versus a loss from operations of $6.5 million during the same quarter in 2003.  The improvement of $4.8 million in the operations for the retail segment reflected the strong comparable store sales growth, improved margins and effective expense leverage.  The wholesale segment earnings from operations were $4.1 million in the first quarter of 2004 compared with $0.3 million in the first quarter of 2003, reflecting the improved margins.  Earnings from operations for the licensing segment were $9.0 million in the first quarter of 2004 versus $8.9 million for the same period last year.  The loss resulting from unallocated corporate overhead decreased to $8.8 million in the first quarter of 2004 from $10.8 million for the same period last year due to the cost-cutting actions taken over the past year.

INTEREST EXPENSE.  Interest expense decreased 33.7% to $1.4 million in the first quarter ended March 27, 2004, from $2.1 million for the same period in 2003 reflecting lower outstanding average debt during the first quarter of 2004 and the lower interest rate of 6.75% on the Secured Notes issued on April 28, 2003 compared to 9.5% on the Senior Subordinated Notes redeemed on May 27, 2003.  Total debt at March 27, 2004 was $65.5 million, which included $63.1 million of the Company’s 6.75% Secured Notes due 2012 and approximately $2.4 million of bank debt.  On a comparable basis, the average debt balance for the first quarter of 2004 was $66.5 million, with an average effective interest rate of 8.3%, versus an average debt balance of $81.3 million, with an average effective interest rate of 10.1%, for the first quarter of 2003.

INCOME TAXES (BENEFIT).  The income tax expense for the first quarter ended March 27, 2004 was $0.6 million compared to income tax benefit of $4.4 million for the quarter ended March 29, 2003.  The effective tax rate was 43% in both the 2004 and 2003 first quarters.  Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

NET EARNINGS (LOSS).  Net earnings increased by $6.6 million to $0.8 million in the first quarter ended March 27, 2004, from a net loss of $5.8 million in the first quarter ended March 29, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our need for liquidity will primarily arise from the funding of capital expenditures, working capital requirements and to pay our indebtedness.  We have historically financed our operations primarily from internally generated funds and borrowings under our Credit Facility (defined below).  Please see “Important Notice Regarding Forward-Looking Statements” for a discussion of risk factors which could result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.  As of March 27, 2004, the Company had no borrowings under our Credit Facility (defined below) and had available borrowing capacity of $50.3 million.

On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as arranger and administrative agent (the “Credit Facility”), which replaced a previous credit agreement. The term of the Credit Facility is for a period of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company’s Canadian subsidiaries under a separate credit agreement (currently $15 million).  The Credit Facility includes a $47.5 million sub-limit for letters of credit.  Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers.  For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company’s financial performance as measured by a cash flow test.  This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Monthly commitment fees under the Credit Facility are 37.5 basis points per annum times the difference between $60 million and the amount of outstanding loans and letters of credit.  The Credit Facility requires the Company to maintain a minimum tangible net worth if excess availability under the Credit Facility is less than $20 million.  The agreement also restricts the payment of dividends by the Company, the incurrence of certain indebtedness and certain loans, and investments other than capital expenditures.  At March 27, 2004, the Company had no borrowings under the Credit Facility; it had $2.3 million in outstanding standby letters of credit, $11.8 million in outstanding documentary letters of credit, and approximately $50.3 million available for future borrowings.  As of March 27, 2004, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003 Guess? Royalty Finance LLC, an indirect wholly owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes (the “Secured Notes”).  The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified Guess? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such Guess? trademarks and the specified license agreements.  Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), an indirect wholly owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks.  Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company.  The Secured Notes due June 2012 pay interest and amortize principal quarterly.  The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000.  At March 27, 2004, the Company had $4.3 million of restricted cash related to the interest reserve.  The net proceeds, after interest reserves and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the 9½% Senior Subordinated Notes due in August 2003.  The Company called the 9½% Senior Subordinated Notes for redemption on May 27, 2003.

During the first quarter ended March 27, 2004 the Company relied on trade credit along with available cash and borrowings under the Credit Facility and internally generated funds to finance its operations and expansion.  Net cash used in operating activities was $17.4 million for the first quarter ended March 27, 2004 compared to $21.3 million of net cash used in operating activities for the first quarter ended March 29, 2003, or a decrease of $3.9 million.  This decrease in cash used in operating activities reflects a $6.6 million improvement in net earnings in the first quarter of 2004 versus the same 2003 period, partially offset by net changes in operating assets and liabilities, which increased cash used by operating activities by $2.4 million.  The changes in operating assets and liabilities included the following which increased cash used by operating activities by $12.2 million: greater increase in accounts receivable in the first quarter of 2004 versus 2003, which had a $4.7 million impact; a smaller decrease in inventory in the first quarter of 2004 versus 2003, which had a $2.2 million impact; and a greater decrease in accrued expenses and other liabilities in the first quarter of 2004 versus 2003, which had a $5.3 million impact.  The $12.2 million increase in cash used by operating activities was partially offset by changes in operating assets and liabilities, which decreased cash used by operating activities by $9.5 million including the following:  an increase in accounts payable in the first quarter of 2004 versus a decrease in accounts payable in the first quarter of 2003, which decreased cash used by operating activities by $8.2 million; and a smaller decrease in prepaid expenses and other assets in the first quarter of 2004 versus 2003, which decreased cash used by operating activities by $1.3 million.  At March 27, 2004, the Company had working capital of $103.1 million compared to $87.5 million at March 29, 2003.

Capital expenditures totaled $2.7 million, net of lease incentives granted of $1.8 million for the first quarter ended March 27, 2004, compared to $4.2 million, net of lease incentives granted of $0.1 million in the same period last year.  The Company’s capital expenditures for 2004 are planned at approximately $30 million, primarily for retail store expansion of approximately 26 stores in addition to the new Marciano stores, store remodeling programs, investments in information systems and enhancements in other infrastructure.

The Company’s primary working capital needs are for inventory and accounts receivable.  The Company’s inventory levels decreased $10.0 million to $81.0 million at March 27, 2004 from $91.0 million at March 29, 2003, and also decreased by $2.5 million from $83.5 million at December 31, 2003.  A new inventory allocation system we have implemented is resulting in improved inventory turnover and in-stock positions in the stores, and is contributing to higher store sales volumes with less inventory.  The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, and interest and principal payments on its debt, primarily with cash flow from operations supplemented by borrowings under the Credit Facility.

In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.  During the first quarter of 2004, 7,890 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $12.50 per share for a total of $0.1 million.

WHOLESALE BACKLOG

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 48 hours. The Company generally receives orders for our fashion apparel 90 to 120 days prior to the time the products are delivered to stores. At April 24, 2004, we had unfilled wholesale orders, consisting primarily of orders for fashion apparel, of approximately $43.8 million, compared to $47.8 million for such orders at April 26, 2003.  The backlog of wholesale orders at any given time is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

Exchange Rate Risk

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

Forward Exchange Contracts	U.S. Dollar Equivalent	Maturity Date	Fair Value in U.S. $ at March 27, 2004
Canadian dollars	$1,000,000	March 1 to March 31, 2004	$983,202
Canadian dollars	1,000,000	April 1 to April 30, 2004	1,024,512
Canadian dollars	1,000,000	May 3 to May 28, 2004	1,025,647
Canadian dollars	1,000,000	June 1 to June 30, 2004	1,027,009
Canadian dollars	1,000,000	July 2 to July 30, 2004	1,014,374
Canadian dollars	1,000,000	August 3 to August 31, 2004	1,011,347
Canadian dollars	1,000,000	September 1 to September 30, 2004	1,008,246

Based upon the rates at March 27, 2004, the cost to buy the equivalent USD discussed above was approximately $9.4 million Canadian currency.  At March 27, 2004 the Company had forward exchange contracts to purchase $7.0 million USD and the fair value of those contracts at that date was $7.1 million USD.  The corresponding amounts at December 31, 2003, were $7.3 million USD and $7.6 million USD, respectively.

Interest Rate Risk

At March 27, 2004, 96.4% of the Company’s indebtedness contained a fixed interest rate of 6.75%.  At March 29, 2003, 94.9% of the Company’s indebtedness contained a fixed interest rate of 9.5%.  Substantially all of the Company’s remaining indebtedness, including any borrowings under the Credit Facility, is at variable rates of interest.  Accordingly, changes in interest rates would impact the Company’s results of operations in future periods.  A 100 basis point change in interest rate is not expected to significantly impact the Company’s operating results.

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

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

On January 13, 2004, the Company filed a shelf Registration Statement on Form S-3 with the SEC registering a portion of the Company’s common stock beneficially owned by Maurice and Paul Marciano, the Co-Chairmen, Co-Chief Executive Officers and Directors of the Company.  This Form S-3 was declared effective on January 26, 2004.

ITEM 6.  Exhibits and Reports on Form 8-K

a)                                      Exhibits:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Bylaws of the Company. (2)
4.3	Specimen stock certificate. (1)
*31.1.	Certification of Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
*31.2.	Certification of Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
*31.3.	Certification of President, Chief Operating Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
*31.4.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
*32.1.	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
*32.2.	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
*32.3.	Certification of President, Chief Operating Officer and Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)
*32.4.	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

*                       Filed herewith

(1)                Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.

(2)                Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

(3)                A signed original of this written statement required by Section 302 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(4)                A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

b)                                     Reports on Form 8-K:

On February 19, 2004, we filed a report on Form 8-K, furnishing under Item 9, a press release dated February 19, 2004 announcing our financial results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.

Date: May 6, 2004	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President, Chief Operating Officer and Director

Date: May 6, 2004	By:	/s/ FREDERICK G. SILNY
Frederick G. Silny
Senior Vice President and Chief Financial Officer (Principal Financial Officer)