Form 10-Q
period 2004-06-26
GUESS INC ET AL/CA/
filed 2004-08-04
CIK 912463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 26, 2004

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

As of July 27, 2004, the registrant had 44,058,701 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 26, 2004	Dec 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$50,377	$67,163
Restricted cash	4,097	4,509
Receivables, net	38,084	32,602
Inventories, net	96,810	83,530
Prepaid expenses and other current assets	17,185	13,341
Deferred tax assets	9,499	9,499
Total current assets	216,052	210,644
Property and equipment, at cost, less accumulated depreciation and amortization	106,524	114,403
Goodwill	11,610	11,610
Long-term deferred tax assets	16,244	16,244
Other assets, at cost, net of accumulated amortization	7,734	9,864
Total assets	$358,164	$362,765

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable and long-term debt	$12,948	$13,931
Accounts payable	46,717	44,888
Accrued expenses	45,793	52,056
Total current liabilities	105,458	110,875
Notes payable and long-term debt, excluding current installments	47,773	54,161
Other liabilities	16,353	14,947
Total liabilities	169,584	179,983

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 65,084,486 and 64,719,287 shares, outstanding 44,056,669 and 43,672,831 shares at June 26, 2004 and December 31, 2003, respectively	159	155
Paid-in capital	176,790	173,638
Deferred compensation	(1,715)	(509)
Retained earnings	166,069	163,182
Accumulated other comprehensive income	4,122	3,300
Treasury stock, 21,027,817 and 21,046,456 shares repurchased at June 26, 2004 and December 31, 2003, respectively	(156,845)	(156,984)
Net stockholders’ equity	188,580	182,782
Total liabilities and stockholders’ equity	$358,164	$362,765

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net revenue:
Product sales	$144,489	$123,164	$286,894	$251,886
Net royalties	9,608	7,878	20,548	18,740
	154,097	131,042	307,442	270,626
Cost of product sales	96,307	90,055	197,122	188,290
Gross profit	57,790	40,987	110,320	82,336

Selling, general and administrative expenses	52,577	47,207	102,498	96,631
Restructuring, impairment and severance charges	—	846	—	846
Earnings (loss) from operations	5,213	(7,066)	7,822	(15,141)

Other (income) expense:
Interest expense	1,576	2,558	2,961	4,646
Interest income	(103)	(58)	(205)	(83)
Other, net	—	(11)		(26)
	1,473	2,489	2,756	4,537

Earnings (loss) before income tax expense (benefit)	3,740	(9,555)	5,066	(19,678)

Income tax expense (benefit)	1,609	(4,110)	2,179	(8,460)

Net earnings (loss)	$2,131	$(5,445)	$2,887	$(11,218)

Earnings (loss) per share:
Basic	$0.05	$(0.13)	$0.07	$(0.26)
Diluted	$0.05	$(0.13)	$0.06	$(0.26)

Weighted average shares outstanding:
Basic	43,997	43,155	43,881	43,148
Diluted	44,553	43,155	44,456	43,148

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 26, 2004	June 28, 2003

Cash flows from operating activities:
Net earnings (loss)	$2,887	$(11,218)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	17,309	17,498
Amortization of other assets	189	10
Net loss on disposition of property and equipment	50	436
Other items, net	1,188	311
Changes in operating assets and liabilities:
Restricted cash	412	(4,923)
Receivables	(5,482)	(679)
Inventories	(13,280)	(586)
Prepaid expenses and other assets	(1,713)	(7,633)
Accounts payable	1,829	(4,465)
Accrued expenses and other liabilities	(8,071)	(6,992)
Net cash used in operating activities	(4,682)	(18,241)
Cash flows from investing activities:
Purchases of property and equipment, net of lease incentives	(6,781)	(7,179)
Proceeds from the disposition of property and equipment	45	—
Net cash used in investing activities	(6,736)	(7,179)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	90,888	185,217
Repayments of notes payable and long-term debt	(98,259)	(185,271)
Issuance of common stock	2,089	426
Net cash provided by (used in) financing activities	(5,282)	372
Effect of exchange rates on cash	(86)	397
Net decrease in cash and cash equivalents	(16,786)	(24,651)
Cash and cash equivalents at beginning of period	67,163	31,753
Cash and cash equivalents at end of period	$50,377	$7,102
Supplemental disclosures:
Cash paid during the period for:
Interest	$2,612	$7,094
Income taxes	7,520	(3,172)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 26, 2004

(in thousands, except per share amounts)

(unaudited)

(1)                                 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of GUESS?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of June 26, 2004, the condensed consolidated statements of operations for the three and six months ended June 26, 2004 and June 28, 2003, and the condensed consolidated statements of cash flows for the six months ended June 26, 2004 and June 28, 2003.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The results of operations for the three and six months ended June 26, 2004 are not necessarily indicative of the results of operations for the full fiscal year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The Company’s quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end and its year ends on December 31.  The six months ended June 26, 2004 had 178 days compared to 179 days in the six months ended June 28, 2003.

Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to classifications used in the current year.  These reclassifications had no impact on previously reported results.

(2)                                 Summary of Significant Accounting Policies

Classification of Certain Costs and Expenses

The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in costs of product sales. Distribution costs related to the wholesale business are included in selling, general and administrative expenses and amounted to $1.7 million and $1.8 million for the three months ended June 26, 2004 and June 28, 2003, respectively, and $3.8 million and $3.9 million for the six months ended June 26, 2004 and June 28, 2003, respectively.  The Company includes store selling, selling and merchandising, advertising, wholesale distribution costs, design and other corporate overhead costs as a component of selling, general and administrative expenses.

Earnings (Loss) Per Share

Basic earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents.  For the three and six months ended June 26, 2004, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock.  Options to purchase 335,039 shares of common stock at prices ranging from $15.59 to $27.31 during the three months ended June 26, 2004 and options to purchase 977,113 shares of common stock at prices ranging from $15.44 to $27.31 during the six months ended June 26, 2004 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and therefore such options would be anti-dilutive.  The diluted loss per share for the three and six months ended June 28, 2003 was computed using the basic weighted-average number of shares outstanding, excluded 53,889 and 13,872 potentially dilutive shares, respectively, as their effect would be anti-dilutive when applied to losses.

Business Segment Reporting

The business segments of the Company are retail, wholesale and licensing.  Information relating to these segments is summarized in Note 6.  The earnings (loss) from operations for each segment include those costs that are specifically related to each segment, consisting primarily of store operations, distribution, selling and merchandising, depreciation, amortization and employee compensation directly related to that business segment.  In addition, the Company is continuing to allocate design and advertising charges to the business segments based on the assessed benefit derived from the respective expenditures.  The business segments results exclude corporate overhead costs, which consist of shared costs of the organization.  These costs are presented separately and include, among others, the following corporate costs:  information technology, human resources, accounting and finance, executive compensation, facilities and legal.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings (loss), unrealized gain on investments available for sale and foreign currency translation adjustments.  A reconciliation of comprehensive income (loss) for the three and six-month periods ended June 26, 2004 and June 28, 2003 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net earnings (loss)	$2,131	$(5,445)	$2,887	$(11,218)
Unrealized gain on investments, net of tax	201	176	126	187
Foreign currency translation adjustment	1,293	1,919	696	2,584
Comprehensive income (loss)	$3,625	$(3,350)	$3,709	$(8,447)

Employee Stock Options

The Company has stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost for stock options is reflected in net earnings (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In addition, no compensation expense is recognized for common stock purchases under the Employee Stock Purchase Plan.  The Company records compensation expense related to its restricted stock award plan at the market price of the underlying stock on the date of grant as unearned compensation and amortizes this amount to expense over the vesting period.  The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net earnings (loss), as reported	$2,131	$(5,445)	$2,887	$(11,218)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	179	56	246	124
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(833)	(796)	(1,479)	(1,434)
Pro forma earnings (loss)	$1,477	$(6,185)	$1,654	$(12,528)

Earnings (loss) per share:
Basic—as reported	$0.05	$(0.13)	$0.07	$(0.26)
Basic—pro forma	$0.03	$(0.14)	$0.04	$(0.29)

Diluted—as reported	$0.05	$(0.13)	$0.06	$(0.26)
Diluted—pro forma	$0.03	$(0.14)	$0.04	$(0.29)

New Accounting Standards

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

In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations.  VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities (“SPEs”) created prior to February 1, 2003 may be accounted for under the original or revised interpretation’s provisions.  Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions.  The Revised Interpretations are effective for periods after June 15, 2003 for VIEs in which the Company holds a variable interest it acquired before February 1, 2003. For entities acquired or created before February 1, 2003, the Revised Interpretations are effective no later than the end of the first reporting period that ends after March 15, 2004, except for those VIEs that are considered to be SPEs, for which the effective date is no later than the end of the first reporting period that ends after December 31, 2003. The adoption of FIN 46 and the Revised Interpretations did not have an impact on the Company’s consolidated financial statements.

(3)                                 Accounts Receivable

Accounts receivable consists of trade receivables, net of reserves aggregating $8,073,000 and $8,092,000, at June 26, 2004 and December 31, 2003, respectively and royalty receivables, less allowance for doubtful accounts of $1,705,000 at both June 26, 2004 and December 31, 2003.

(4)                                 Inventories

The components of inventories consist of the following (in thousands):

	June 26, 2004	Dec 31, 2003
Raw materials	$8,341	$7,312
Work in progress	2,091	1,718
Finished goods – wholesale	27,892	22,410
Finished goods – retail	58,486	52,090
	$96,810	$83,530

As of June 26, 2004 and December 31, 2003, reserves to write-down inventories to the lower of cost or market totaled $5.2 million and $7.9 million, respectively.

(5)                                 Income taxes

Income tax expense (benefit) for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(6)                                 Segment Information

The Company’s reportable business segments and respective accounting policies of the segments are the same as those described in Note 2.  Management evaluates segment performance based primarily on revenue and earnings (loss) from operations.  Corporate overhead, interest income and interest expense are evaluated on a consolidated basis and are not allocated to the Company’s business segments.

Net revenue and earnings (loss) from operations are summarized as follows for the three and six-months periods ended June 26, 2004 and June 28, 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net revenue:
Retail operations	$115,248	$95,657	$214,772	$179,319
Wholesale operations	29,241	27,507	72,122	72,567
Licensing operations	9,608	7,878	20,548	18,740
	$154,097	$131,042	$307,442	$270,626

Earnings (loss) from operations:
Retail operations	$12,546	$4,430	$10,868	$(2,064)
Wholesale operations	(5,260)	(8,388)	(1,163)	(8,128)
Licensing operations	7,065	5,791	16,048	14,711
Corporate overhead	(9,138)	(8,899)	(17,931)	(19,660)
	$5,213	$(7,066)	$7,822	$(15,141)

Due to the seasonal nature of these business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(7)                                 Long-Term Debt

On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as arranger and administrative agent (the “Credit Facility”), which replaced a previous credit agreement. The term of the Credit Facility is for a period of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company’s Canadian subsidiaries under a separate credit agreement (currently $15 million).  The Credit Facility includes a $47.5 million sub-limit for letters of credit.  Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers.  For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company’s financial performance as measured by a cash flow test.  This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans.  Monthly commitment fees for unused borrowings up to $60 million under the Credit Facility are 37.5 basis points per annum times the difference between $60 million and the amount of outstanding loans and letters of credit.  The Credit Facility requires the Company to maintain a minimum tangible net worth, as defined, if excess availability under the Credit Facility is less than $20 million. The agreement also restricts the payment of dividends by the Company, the incurrence of certain indebtedness and certain loans, and investments other than capital expenditures.  At June 26, 2004, the Company had no outstanding borrowings under the Credit Facility; it had $2.9 million in outstanding standby letters of credit, $24.5 million in outstanding documentary letters of credit, and approximately $48.5 million available for future borrowings.  As of June 26, 2004, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003, Guess? Royalty Finance LLC, an indirect wholly-owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (the “Secured Notes”).  The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified Guess? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such Guess? trademarks and the specified license agreements.  The Secured Notes pay interest and amortize principal quarterly.  Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), an indirect wholly-owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks.  Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company.  The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000.  At June 26, 2004, the Company had $4.1 million of restricted cash related to the interest reserve.  The net proceeds, after interest reserves and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the 9½% Senior Subordinated Notes due in August 2003.  The Company called the 9½% Senior Subordinated Notes for redemption on May 27, 2003.  At June 26, 2004, the Company had $60.7 million outstanding under the Secured Notes.

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

During the six months ended June 26, 2004, 18,639 shares of the Company’s common stock were issued out of its treasury shares pursuant to the ESPP at an average price of $12.84 per share.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end and its year ends on December 31.  This resulted in 178 days for the six months ended June 26, 2004 compared to 179 days for the six months ended June 28, 2003.

Executive Summary

During 2003, the Company began to see improvement in its business after a steady decline in net earnings since 1999. During the second quarter of 2004, we have seen a continuation of these positive trends and are benefiting from the 2003 and 2004 initiatives undertaken on both the operational and product sides of our business.  We achieved a 17.6% increase in net revenues to $154.1 million in the second quarter of 2004 from $131.0 million in the second quarter of 2003.  The Company was profitable in the second quarter of 2004 with net earnings of $2.1 million compared with a loss of $5.4 million in the second quarter of 2003.  This improvement in earnings was driven by improved gross margins in our retail and wholesale business segments, higher licensing revenues, and effective expense management.  We saw significant improvement in our balance sheet at the end of the second quarter of 2004 with continued emphasis on improving cash flow.  With strong cash management and improved operating performance, the Company has also reduced total borrowings by $20.9 million or 25.6% to $60.7 million at June 26, 2004 from $81.6 million at June 28, 2003.  We have also increased cash and restricted cash by $42.5 million from $12.0 million at June 28, 2003.

Our retail segment, including full-priced retail, kids, factory outlet, Canada, and E-commerce, generated net sales of $115.2 million during the second quarter of 2004, an increase of 20.5%, from $95.7 million in the prior year second quarter.  This growth was driven by a comparable store sales increase of 15.1% and a larger store base, which represented a 5.5% increase in average square footage compared to the prior year’s second quarter.  The comparable store sales increase reflects the improved results of both the men’s and women’s lines and our accessories business.  In addition to strong same store sales growth in our retail stores, we increased margins and managed expenses effectively to deliver a substantial improvement in operating results.

We are also putting more emphasis on our Guess Collection line.  In the second half of 2004, we are re-branding this product line as Marciano.  The new assortment commands higher price points and it targets a more upscale, contemporary customer.  The Marciano line will be available in the majority of our full-price retail stores in the U.S. and Canada.  We also expect to open 5 stores in the second half of 2004 to test a new store concept, which features this line exclusively.

We also intend to test a new accessory store concept in the second half of 2004.  We believe we offer a unique positioning in the marketplace with a well-recognized brand name at a more accessible price point than the luxury accessory brands. We plan to open 3 retail accessory stores and 3 factory accessory stores, which will range in size between 1,000 and 3,000 square feet and will carry the Guess? accessory line.

While the full-priced retail and factory outlet stores continue to show operating performance improvements, the kids stores have continued to underperform.  As a result, management made a decision in the fourth quarter of 2003 to exit the kids store business.  The Company plans to close most of these stores in the second half of 2004 and expects to incur additional charges at that time related to lease termination costs.  These charges are expected to be approximately $0.5 million of which $0.4 million was previously reserved.

We ended the second quarter with a total of 264 stores, including those in Canada, of which 179 were full priced retail, 77 were factory outlet stores and 8 were kids stores.  This compares to 254 stores a year ago, including 176 full priced retail, 67 factory outlet stores and 11 kids stores.

We are still experiencing challenges in our wholesale segment.  However the wholesale segment revenues for the second quarter of 2004 increased 6.3% to $29.3 million from $27.5 million in the 2003 comparable period, driven by higher sales in our international business.  For the full year we expect wholesale segment revenues to increase slightly compared to 2003.  Gross margins improved year-over-year reflecting improved margin performance in our domestic wholesale business due to improved results in off-price sales and better performance in our international wholesale business.  Our products were sold in approximately 850 doors at the end of the second quarter of 2004 compared with approximately 750 doors at the end of the second quarter of 2003.  International wholesale revenues increased $3.1 million in the second quarter of 2004, or 43.1%, compared to the second quarter of 2003, more than offsetting a $1.3 million decline in domestic wholesale revenues in the second quarter of 2004.

Our licensing segment revenues increased $1.8 million in the second quarter of 2004, or 22.0%, compared to the second quarter of 2003.  We had 23 licensees at the end of the 2004 second quarter as compared to 21 at the end of the 2003 second quarter.  Licensing operating earnings increased to $7.1 million in the second quarter of 2004 from $5.8 million in the second quarter of 2003. This improvement was driven by our domestic licensing business as a result of the strength of our accessories business.

The Company has continued to make investments to improve operating efficiencies and inventory management.  To this end, in the first half of 2004 we completed the implementation of a new manufacturing system to gain further operating efficiencies through automation.  This system, along with other actions we are taking, should result in improved product visibility and lower processing and freight costs in the future.  In addition, a new inventory allocation system we are rolling out has improved inventory turnover and in-stock positions in the stores, and is contributing to higher store sales volumes with less inventory.

We believe that our operating results are beginning to reflect the efforts we have made to utilize our resources efficiently and ensure that our cost structure is as streamlined as possible.  This has included looking for opportunities to eliminate unproductive activities and improve expense management in our corporate offices as well as our retail stores.  These efforts have resulted in 190 basis points of improvement in our S,G&A rate as a percentage of net revenues for the second quarter of 2004 versus the same 2003 period despite a 5.5% larger store base.

Application of Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Management evaluates its estimates and judgments on an ongoing basis including those related to the valuation of inventories, accounts receivable allowances, the useful life of assets for depreciation, restructuring expenses and accruals, evaluation of impairment of long-lived assets, recoverability of deferred taxes and evaluation of net recoverable amounts and accruals for the sublet of certain lease obligations.  The Company believes that of its significant accounting policies the following involve a higher degree of judgment and complexity.

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

Valuation of goodwill, intangible and other long-lived assets:

The Company assesses the impairment of its long-lived assets (i.e., goodwill, and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis or when a triggering event occurs.  The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate income from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred.  If the assets (other than goodwill) are assessed to be recoverable, they are depreciated or amortized over the periods benefited.  If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of those assets.  Fair value is determined based upon the undiscounted cash flows derived from the underlying asset.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 26, 2004 and June 28, 2003.

NET REVENUE.  Net revenue for the three months ended June 26, 2004 increased $23.1 million, or 17.6%, to $154.1 million from $131.0 million in the three months ended June 28, 2003, primarily due to revenue growth in the retail segment.

Net revenue from retail operations increased 20.5% to $115.2 million in the three months of 2004 from $95.7 million in the prior year period.  The increase was driven by a comparable store sales increase of 15.1%, which accounted for $13.8 million of the increase, and a $5.7 million increase due to an average of 11 new stores in operation, which represented a 5.5% increase in average square footage as compared to the same period last year.  The comparable store sales increase reflected improved results in all three of our main product groups – women’s, men’s and accessories.  The most significant comparable store sales increases were in our Canadian stores.

Net revenue from wholesale operations increased $1.8 million, or 6.3%, to $29.3 million in the three months ended June 26, 2004 from $27.5 million in the three months ended June 28, 2003.  Domestic wholesale net revenue decreased in the three months of 2004 by $1.3 million, or 6.4%, to $19.0 million from $20.3 million in the same prior year period.  The decrease in domestic wholesale revenue for the three months of 2004 reflected lower shipments to our wholesale customers, primarily department stores.  Domestically, our products were sold in approximately 850 doors at the end of the second quarter of 2004 compared with approximately 750 doors at the end of the second quarter of 2003.  International wholesale net revenue increased by $3.1 million, or 43.1%, from $7.2 million to $10.3 million during the three months of 2004 compared to the same prior year period.  International wholesale net revenue increased primarily as a result of improved sales in Europe.

Net royalty revenue for the three months ended June 26, 2004, increased $1.8 million, or 22.0%, to $9.6 million from $7.8 million during the same period in 2003.  The increase is attributable to improved performance by our domestic licensing business.

Net revenue for the six months ended June 26, 2004, increased $36.8 million, or 13.6%, to $307.4 million from $270.6 million in the six months ended June 28, 2003, primarily due to increases in the retail segment.

Net revenue from retail operations increased $35.5 million, or 19.8%, to $214.8 million for the first six months of 2004 from $179.3 million for the first six months of 2003.  This increase was due to a comparable store sales increase of 14.0% which accounted for $24.1 million of the increase and an $11.4 million increase due to an average of 13 new stores in operation representing a 6.1% increase in average square footage as compared to the same prior year period.

Net wholesale revenue declined by $0.5 million, or 0.6%, to $72.1 million in the six months ended June 26, 2004 compared to $72.6 million in the same period in 2003.  During the six months ended June 26, 2004, domestic wholesale net revenue decreased $5.3 million, or 11.7%, to $40.0 million from $45.3 million in the same prior year period.  The decrease in domestic wholesale revenue for the 2004 six-month period is attributable to the decrease in shipments to our wholesale customers.  International wholesale net revenues increased $4.8 million for the 2004 six-month period, or 17.6%, to $32.1 million from $27.3 million in the same prior year period.  International wholesale revenue increased primarily due to improved sales in Europe.

Net royalty revenue for the six-month period ended June 26, 2004, increased by $1.8 million, or 9.6%, to $20.5 million from $18.7 million during the comparable 2003 period.  The increase is attributable to improved performance by our domestic licensing business.

GROSS PROFIT.  Gross profit increased $16.8 million, or 41.0%, to $57.8 million in the three months ended June 26, 2004, from $41.0 million in the comparable 2003 period.  Gross profit for the retail segment increased $11.8 million, or 41.0%, to $40.6 million; this increase in primarily attributable to the growth in retail sales during the second quarter of 2004 compared to the same prior year period.  Gross profit for the wholesale segment increased $3.2 million, or 75.8%, to $7.6 million during the three months of 2004 compared to the same prior year period.  The improved gross profit in wholesale reflected better performance in the international wholesale business and improved results in off-price sales.

Gross margin (gross profit as a percentage of total net revenue) increased to 37.5% in the three months ended June 26, 2004 from 31.3% in the three months ended June 28, 2003.  Gross margin from product sales increased to 33.3% in the three months ended June 26, 2004 from 26.9% in the three months ended June 28, 2003.  The increase was attributable to improved margins at both retail and wholesale segments.  The improvement in retail margins reflected better product margin and, as a result of the increase in comparable store sales, improved leverage of our store occupancy costs.  The improved margins in wholesale reflected stronger performance in our domestic wholesale business due to improved results in off-price sales and better performance in our international wholesale business.

Gross profit increased $28.0 million, or 34.0%, to $110.3 million for the six months ended June 26, 2004, from $82.3 million for the six months ended June 28, 2003.  The increase in gross profit during the six-month period ended June 26, 2004, resulted from the increased sales in our retail segment and the improved margins at both the retail and wholesale segments.  Gross profit for the retail segment increased $17.8 million, or 38.0%, to $64.6 million during the six months of 2004 compared to the same prior year period due to higher retail sales.  Gross profit for the wholesale segment increased $8.4 million, or 50.1%, to $25.2 million during the six months of 2004 compared to the same prior year period.  The improved gross profit in wholesale reflected better performance in the international wholesale business and improved results in off-price sales.

Gross margin increased during the six months ended June 26, 2004 to 35.9% from 30.4% during the same period in 2003.  Gross margin from product sales increased to 31.3% during the six months ended June 26, 2004 from 25.2% during the same period in 2003.  Gross margin in the retail segment increased primarily as a result of improved leverage of store occupancy costs due to the increase in comparable store sales.  Gross margin in the wholesale segment increased as a result of improved performance in off-price sales, higher initial margins for the period in domestic wholesale business and better performance in the international wholesale business.

The Company’s gross margins may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude a portion of them from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative (“SG&A”) expenses increased by $5.4 million, or 11.4%, to $52.6 million in the three months ended June 26, 2004, from $47.2 million in the comparable 2003 period. The increase was primarily attributable to a $2.1 million increase in store selling expenses which resulted from higher sales, a $1.0 million increase representing the cost of operating an average of 11 net new stores, a $0.4 million increase in design expenses, a $0.4 million increase in advertising expenses and $1.5 million higher other costs.  As a percentage of net revenue, SG&A expenses decreased to 34.1% in the three months of 2004 from 36.0% in the comparable 2003 period.  This improvement reflected the positive impact of expense leverage on sales growth in the retail business, partially offset by the additional expenses necessary to operate an average of 11 net new stores in the three months of 2004 versus the same 2003 period.

SG&A expenses increased $5.9 million, or 6.1% to $102.5 million, in the first half of 2004 from $96.6 million in the first half of 2003.  The increase was primarily attributable to a $2.7 million increase in store selling expenses which resulted from higher sales, a $2.1 million increase representing the cost of operating an average of 13 net new stores and $2.2 million in higher other costs, partially offset by a $1.1 million decline in distribution costs.  As a percentage of net revenue, SG&A expenses decreased to 33.3% in the first six months of 2004 from 35.7% in the comparable 2003 period reflecting improved expense leverage as a result of the comparable store sales growth.

RESTRUCTURING, IMPAIRMENT AND SEVERANCE CHARGES.  During the three months ended June 28, 2003, the Company recorded a restructuring charge of $0.8 million related to severance payments for staff reductions to streamline the corporate structure, consolidate operations and reduce the workforce.

EARNINGS (LOSS) FROM OPERATIONS.  Earnings from operations increased to $5.2 million in the three months ended June 26, 2004 compared with a loss from operations of $7.1 million in the three months ended June 28, 2003.  The 2003 second quarter results included restructuring, impairment and severance charges of $0.8 million.  The retail segment recorded earnings from operations of $12.5 million in the three months ended June 26, 2004 versus earnings from operations of $4.4 million during the same period in 2003.  The improvement of $8.1 million in earning from operations for the retail segment reflected the strong comparable store sales growth, improved margins and effective expense leverage.  The wholesale segment reduced its loss from operations to $5.3 million in the three months ended June 26, 2004 from $8.4 million in the comparable 2003 period.  The decrease in the operating loss for the wholesale segment is principally due to a $3.2 million improved gross margin.  Earnings from operations for the licensing segment increased $1.3 million to $7.1 million in the three months ended June 26, 2004 from $5.8 million for the comparable 2003 period due primarily to the improved performance from our domestic accessory licensees.  The cost of unallocated corporate overhead increased to $9.1 million in the three months ended June 26, 2004 from $8.9 million in the comparable 2003 period.

Earnings from operations for the six months ended June 26, 2004 increased to $7.8 million from a loss from operations of $15.1 million for the six months ended June 28, 2003.  The 2003 six month’s results included restructuring, impairment and severance charges of $0.8 million.  The retail segment generated earnings from operations of $10.9 million in the first half of 2004 compared to a loss from operations of $2.1 million in the same 2003 period.  The increase in earnings from operations was primarily attributable to the 14.0% increase in comparable store sales for the 2004 six-month period.  The loss from operations for the wholesale segment was $1.2 million in the first half of 2004 compared to a loss from operations of $8.1 million in the first half of 2003.  The decrease in the operating loss for the wholesale segment was principally due to an $8.4 million increase in wholesale gross profit due to higher initial margins and reduced loss on off-price sales partially offset by $1.5 million due to higher selling general and administrative expenses.  Earnings from operations for the licensing segment increased to $16.0 million for the 2004 six-month period from $14.7 million for the same 2003 period due to the improved performance from our domestic accessory licensees.  The cost of unallocated corporate overhead declined to $17.9 million in the six months ended June 26, 2004 from $19.6 million in the comparable 2003 period due to cost savings initiatives.

INTEREST EXPENSE.  Interest expense decreased 38.4% to $1.6 million in the three months ended June 26, 2004 from $2.6 million in the comparable 2003 period.  The decrease was primarily due to the 30-day overlap of interest expense between the Secured Notes issued on April 28, 2003 and the Senior Subordinated Notes redeemed on May 27, 2003.  Total debt at June 26, 2004 was $60.7 million, consisting of borrowings under the Company’s 6.75% Secured Notes due 2012.  On a comparable basis, the average debt balance for the three months ended June 26, 2004 was $62.9 million, with an average effective interest rate of 10.0%, versus an average debt balance of $85.0 million, with an average effective interest rate of 12.2%, for the same period in 2003.

Interest expense decreased 36.3% to $3.0 million in the six months ended June 26, 2004 from $4.6 million for the same period in 2003.  On a comparable basis, the average debt balance for the first six months of 2004 was $64.7 million, with an average effective interest rate of 9.2%, versus an average debt balance for the first six months of 2003 of $83.2 million, with an average effective interest rate of 11.2%.

INCOME TAXES (BENEFIT).  The income tax expense for the three months ended June 26, 2004 was $1.6 million, or a 43.0% effective tax rate, compared to the income tax benefit of $4.1 million, or a 43.0% effective tax rate, for the three months ended June 28, 2003.  The income tax expense for the six months ended June 26, 2004 was $2.2 million, or a 43.0% effective tax rate, compared to the income tax benefit of $8.5 million, or a 43.0% effective tax rate, for the six months ended June 28, 2003.  Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

NET EARNINGS (LOSS).  Net earnings increased by $7.5 million to $2.1 million in the three months ended June 26, 2004, from a net loss of $5.4 million in the three months ended June 28, 2003.  For the 2004 six-month period, net earnings increased by $14.1 million to $2.9 million, from a net loss of $11.2 million during the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our need for liquidity will primarily arise from the funding of capital expenditures, working capital requirements and to pay our indebtedness.  We have historically financed our operations primarily from internally generated funds and borrowings under our Credit Facility (defined below).  Please see “Important Notice Regarding Forward-Looking Statements” for a discussion of risk factors which could result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.  As of June 26, 2004, the Company had no outstanding borrowings under our Credit Facility (defined below) and had available borrowing capacity of $48.5 million.

On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as arranger and administrative agent (the “Credit Facility”), which replaced a previous credit agreement. The term of the Credit Facility is for a period of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company’s Canadian subsidiaries under a separate credit agreement (currently $15 million).  The Credit Facility includes a $47.5 million sub-limit for letters of credit.  Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers.  For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company’s financial performance as measured by a cash flow test.  This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Monthly commitment fees for unused borrowings up to $60 million under the Credit Facility are 37.5 basis points per annum times the difference between $60 million and the amount of outstanding loans and letters of credit.  The Credit Facility requires the Company to maintain a minimum tangible net worth, as defined, if excess availability under the Credit Facility is less than $20 million.  The agreement also restricts the payment of dividends by the Company, the incurrence of certain indebtedness and certain loans, and investments other than capital expenditures.  At June 26, 2004, the Company had no outstanding borrowings under the Credit Facility; it had $2.9 million in outstanding standby letters of credit, $24.5 million in outstanding documentary letters of credit, and approximately $48.5 million available for future borrowings.  As of June 26, 2004, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003 Guess? Royalty Finance LLC, an indirect wholly-owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (the “Secured Notes”).  The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified Guess? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such Guess? trademarks and the specified license agreements.  The Secured Notes pay interest and amortize principal quarterly.  Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), an indirect wholly-owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks.  Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company.  The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000.  At June 26, 2004, the Company had $4.1 million of restricted cash related to the interest reserve.  The net proceeds, after interest reserves and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the 9½% Senior Subordinated Notes due in August 2003.  The Company called the 9½% Senior Subordinated Notes for redemption on May 27, 2003.  At June 26, 2004, the Company had $60.7 million outstanding under the Secured Notes.

During the six months ended June 26, 2004, the Company relied on trade credit along with available cash and borrowings under the Credit Facility and internally generated funds to finance its operations and expansion.  Net cash used in operating activities was $4.7 million for the six months ended June 26, 2004, compared to $18.2 million of net cash used in operating activities for the six months ended June 28, 2003, or a decrease of $13.5 million.

Cash used in operating activities decreased $13.5 million due to a $14.1 million improvement in net earnings in the six months of 2004 versus the same 2003 period, partially offset by net changes in operating assets and liabilities.  The primary uses of cash from operating activities was for the increase in inventories related to new store growth, seasonal inventory increases and an increase in accounts receivable associated with the growth of our international business.  At June 26, 2004, the Company had working capital of $110.6 million compared to $83.4 million at June 28, 2003.

Capital expenditures totaled $6.8 million, net of lease incentives granted of $3.2 million for the six months ended June 26, 2004, compared to $7.2 million, net of lease incentives granted of $1.5 million in the same 2003 period.  The Company’s capital expenditures for 2004 are currently estimated at approximately $32.0 million, primarily for retail store expansion of approximately 25 stores in addition to the 5 new Marciano stores and 6 new accessory stores, store remodeling programs, investments in information systems and enhancements in other infrastructure.

The Company’s primary working capital needs are for inventory and accounts receivable.  The Company’s inventory levels increased $0.5 million to $96.8 million at June 26, 2004 from $96.3 million at June 28, 2003, and also increased by $13.3 million from $83.5 million at December 31, 2003.  A new inventory allocation system we have implemented is resulting in improved inventory turnover and in-stock positions in the stores, and is contributing to higher store sales volumes with less inventory.  The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, and interest and principal payments on its debt, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility.

In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.  During the six months ended June 26, 2004, 18,639 shares of the Company’s common stock were issued out of its treasury shares pursuant to the ESPP at an average price of $12.84 per share for a total of $0.2 million.

WHOLESALE BACKLOG

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 48 hours. The Company generally receives orders for our fashion apparel 90 to 120 days prior to the time the products are delivered to stores. At July 24, 2004, we had unfilled wholesale orders, consisting primarily of orders for fashion apparel, of approximately $44.9 million, compared to $44.0 million for such orders at July 26, 2003.  The backlog of wholesale orders at any given time is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

Forward Exchange Contracts	U.S. Dollar Equivalent	Maturity Date	Fair Value in U.S. $ at June 26, 2004
Canadian dollars	$1,000,000	July 2 to July 30, 2004	$994,363
Canadian dollars	1,000,000	August 3 to August 31, 2004	991,397
Canadian dollars	1,000,000	September 1 to September 30, 2004	988,356
Canadian dollars	1,000,000	September 15 to October 15, 2004	1,027,887
Canadian dollars	1,000,000	October 1 to October 29, 2004	977,453
Canadian dollars	1,000,000	November 1 to November 30, 2004	1,027,813
Canadian dollars	1,000,000	December 1 to December 31, 2004	1,017,503

Based upon the rates at June 26, 2004, the cost to buy the equivalent USD discussed above was approximately $9.5 million Canadian currency.  At June 26, 2004 the Company had forward exchange contracts to purchase $7.0 million USD and the fair value of those contracts at that date was $7.0 million USD.  The corresponding amounts at December 31, 2003, were $7.3 million USD and $7.6 million USD, respectively.

Interest Rate Risk

At June 26, 2004, 99.9% of the Company’s indebtedness contained a fixed interest rate of 6.75%.  At June 28, 2003, 89.4% of the Company’s indebtedness contained a fixed interest rate of 6.75%.  Substantially all of the Company’s remaining indebtedness, including any borrowings under the Credit Facility, is at variable rates of interest.  Accordingly, changes in interest rates would impact the Company’s results of operations in future periods.  A 100 basis point change in interest rates is not expected to significantly impact the Company’s operating results.

ITEM 4.  Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including Maurice Marciano and Paul Marciano as Co-Chief Executive Officers, Carlos Alberini as President and Chief Operating Officer and Frederick G. Silny as Senior Vice President and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures and, based on the evaluation, Maurice Marciano, Paul Marciano, Carlos Alberini and Frederick G. Silny have concluded that these controls and procedures are effective as of the end of the quarterly period covered by this report.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

There has not been any change in our internal controls over financial reporting that occurred during our quarterly period ended June 26, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

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

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on May 10, 2004 (the “Meeting”).  Proxies for the Meeting were solicited pursuant to Regulation 14A under the Exchange Act.  There was no solicitation in opposition to management’s nominees as listed in the Proxy Statement.  At the Meeting, the stockholders elected two directors, approved the 2004 Equity Incentive Plan and ratified the appointment of KPMG LLP as the Company’s independent certified public accountants for the 2004 fiscal year.  There were no other proposals voted upon by the stockholders at the Meeting.  The stockholders voted at the Meeting as follows:

Description	For	Against	Withheld	Abstain	Broker Non-Votes

Election of Paul Marciano	36,496,248	N/A	5,775,330	N/A	—

Election of Anthony Chidoni	39,884,064	N/A	2,387,514	N/A	—

Approval of the 2004 Equity Incentive Plan	30,136,926	9,523,493	N/A	7,310	2,603,849

Ratification of appointment of KPMG LLP as the Company’s independent certified public accountants for the year ending December 31, 2004	41,475,945	789,060	N/A	6,573	—

ITEM 5.  Other Information.

On July 12, 2004, the Company announced that its Board of Directors (the "Board") appointed Karen Neuburger as a new director, increasing the number of current directors to seven and bringing to four the number of directors who meet the independence standards established by the SEC and the New York Stock Exchange. Ms. Neuburger also serves on the Board's Nominating and Governance Committee and its Compensation Committee. With the addition of Ms. Neuburger, the Board now has a majority of independent directors.

ITEM 6.  Exhibits and Reports on Form 8-K.

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

b)                                     Reports on Form 8-K:

On April 29, 2004, we filed a report on Form 8-K, furnishing under Item 9 a press release dated April 29, 2004 announcing our financial results for the quarter ended March 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.

Date: August 4, 2004	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President, Chief Operating Officer and Director

Date: August 4, 2004	By:	/s/ FREDERICK G. SILNY
Frederick G. Silny
Senior Vice President and Chief Financial Officer (Principal Financial Officer)