Form 10-Q
period 2004-09-25
GUESS INC ET AL/CA/
filed 2004-11-01
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 25, 2004

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

As of October 25, 2004, the registrant had 44,166,988 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	Sept. 25, 2004	Dec. 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$63,061	$67,163
Restricted cash	3,927	4,509
Receivables, net	58,709	32,602
Inventories, net	105,497	83,530
Prepaid expenses and other current assets	9,213	13,341
Deferred tax assets	9,499	9,499
Total current assets	249,906	210,644
Property and equipment, net	109,554	114,403
Goodwill	11,610	11,610
Long-term deferred tax assets	16,244	16,244
Other assets, at cost, net of accumulated amortization	9,615	9,864
Total assets	$396,929	$362,765

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable and long-term debt	$13,111	$13,931
Accounts payable	54,193	44,888
Accrued expenses	63,494	52,056
Total current liabilities	130,798	110,875
Notes payable and long-term debt, excluding current installments	48,416	54,161
Other liabilities	17,368	14,947
Total liabilities	196,582	179,983

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 65,179,584 and 64,719,287 shares, outstanding 44,160,435 and 43,672,831 shares at September 25, 2004 and December 31, 2003, respectively	160	155
Paid-in capital	177,396	173,638
Deferred compensation	(1,353)	(509)
Retained earnings	177,895	163,182
Accumulated other comprehensive income	3,030	3,300
Treasury stock, 21,019,149 and 21,046,456 shares repurchased at September 25, 2004 and December 31, 2003, respectively	(156,781)	(156,984)
Stockholders’ equity	200,347	182,782
Total liabilities and stockholders’ equity	$396,929	$362,765

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Net revenue:
Product sales	$183,553	$156,549	$470,447	$408,435
Net royalties	14,284	10,125	34,832	28,865
	197,837	166,674	505,279	437,300
Cost of product sales	122,583	105,078	319,705	293,368
Gross profit	75,254	61,596	185,574	143,932

Selling, general and administrative expenses	53,740	48,133	156,238	144,764
Restructuring, impairment and severance charges	—	—	—	846
Earnings (loss) from operations	21,514	13,463	29,336	(1,678)

Other (income) expense:
Interest expense	1,399	1,733	4,360	6,379
Interest income	(139)	(17)	(344)	(100)
Other, net	—	—	—	(26)
	1,260	1,716	4,016	6,253

Earnings (loss) before income tax expense (benefit)	20,254	11,747	25,320	(7,931)

Income tax expense (benefit)	8,428	5,050	10,607	(3,410)

Net earnings (loss)	$11,826	$6,697	$14,713	$(4,521)

Earnings (loss) per share:
Basic	$0.27	$0.15	$0.33	$(0.10)
Diluted	$0.27	$0.15	$0.33	$(0.10)

Weighted average shares outstanding:
Basic	44,093	43,237	43,953	43,178
Diluted	44,620	43,573	44,515	43,178

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003

Cash flows from operating activities:
Net earnings (loss)	$14,713	$(4,521)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	26,002	25,982
Amortization of other assets	292	120
Net (gain) loss on disposition of property and equipment	(278)	843
Other items, net	(412)	206
Changes in operating assets and liabilities:
Restricted cash	582	(4,748)
Receivables	(26,107)	(5,729)
Inventories	(21,967)	(8,988)
Prepaid expenses and other assets	4,132	(3,056)
Accounts payable	9,305	6,259
Accrued expenses and other liabilities	9,468	(3,878)
Net cash provided by operating activities	15,730	2,490
Cash flows from investing activities:
Purchases of property and equipment, net of lease incentives	(17,397)	(14,446)
Proceeds from the disposition of property and equipment	1,020	6
Net cash used in investing activities	(16,377)	(14,440)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	150,661	271,706
Repayments of notes payable and long-term debt	(157,226)	(280,991)
Issuance of common stock	3,122	1,484
Net cash used in financing activities	(3,443)	(7,801)
Effect of exchange rates on cash	(12)	382
Net decrease in cash and cash equivalents	(4,102)	(19,369)
Cash and cash equivalents at beginning of period	67,163	31,753
Cash and cash equivalents at end of period	$63,061	$12,384
Supplemental disclosures:
Cash paid (received) during the period for:
Interest	$3,750	$8,596
Income taxes	8,707	(3,457)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 25, 2004

(in thousands, except per share amounts)

(unaudited)

(1)                                 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of GUESS?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of September 25, 2004, the condensed consolidated statements of operations for the three and nine months ended September 25, 2004 and September 27, 2003, and the condensed consolidated statements of cash flows for the nine months ended September 25, 2004 and September 27, 2003.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The results of operations for the three and nine months ended September 25, 2004 are not necessarily indicative of the results of operations for the full fiscal year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The Company’s quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end and its year ends on December 31.  The nine months ended September 25, 2004 had 269 days compared to 270 days in the nine months ended September 27, 2003.

Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to classifications used in the current year.  These reclassifications had no impact on previously reported results.

(2)                                 Summary of Significant Accounting Policies

Classification of Certain Costs and Expenses

The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in costs of product sales. Distribution costs related to the wholesale business are included in selling, general and administrative expenses and amounted to $2.1 million and $1.7 million for the three months ended September 25, 2004 and September 27, 2003, respectively, and $5.9 million and $5.6 million for the nine months ended September 25, 2004 and September 27, 2003, respectively.  The Company includes store selling, selling and merchandising, advertising, wholesale distribution costs, design and other corporate overhead costs as a component of selling, general and administrative expenses.

Earnings (Loss) Per Share

Basic earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents.  For the three and nine-month periods ended September 25, 2004 and for the nine months ended September 27, 2003, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock.  Options to purchase 334,267 shares of common stock at prices ranging from $16.10 to $27.31 during the three months ended September 25, 2004, options to purchase 1,029,699 shares of common stock at prices ranging from $15.59 to $27.31 during the nine months ended September 25, 2004 and options to purchase 1,119,254 shares of common stock at prices ranging from $7.59 to $27.31 during the three months period ended September 27, 2003 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and therefore such options would be anti-dilutive.  The diluted loss per share for the nine months ended September 27, 2003 was computed using the basic weighted-average number of shares outstanding, excluded 109,219 potentially dilutive shares, as their effect would be anti-dilutive when applied to losses.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings (loss), unrealized gain on investments available for sale and foreign currency translation adjustments.  A reconciliation of comprehensive income (loss) for the three and nine-month periods ended September 25, 2004 and September 27, 2003 is as follows (in thousands):

	Three Months Ended		Nine months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Net earnings (loss)	$11,826	$6,697	$14,713	$(4,521)
Unrealized gain (loss) on investments, net of tax	(127)	60	(1)	247
Foreign currency translation adjustment	(965)	(135)	(269)	2,449
Comprehensive income (loss)	$10,734	$6,622	$14,443	$(1,825)

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

	Three Months Ended		Nine months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003

Net earnings (loss), as reported	$11,826	$6,697	$14,713	$(4,521)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	174	55	420	179
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(782)	(835)	(2,267)	(2,269)
Pro forma earnings (loss)	$11,218	$5,917	$12,866	$(6,611)

Earnings (loss) per share:
Basic—as reported	$0.27	$0.15	$0.33	$(0.10)
Basic—pro forma	$0.25	$0.14	$0.29	$(0.15)

Diluted—as reported	$0.27	$0.15	$0.33	$(0.10)
Diluted—pro forma	$0.25	$0.14	$0.29	$(0.15)

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

(3)                                 Accounts Receivable

Accounts receivable consists of trade receivables, net of reserves aggregating $8,430,000 and $8,092,000, at September 25, 2004 and December 31, 2003, respectively and royalty receivables, less allowance for doubtful accounts of $1,068,000 and $1,705,000 at September 25, 2004 and December 31, 2003, respectively.

(4)                                 Inventories

The components of inventories consist of the following (in thousands):

	Sept. 25, 2004	Dec 31, 2003
Raw materials	$8,587	$7,312
Work in progress	1,130	1,718
Finished goods – wholesale	31,262	22,410
Finished goods – retail	64,518	52,090
	$105,497	$83,530

As of September 25, 2004 and December 31, 2003, reserves to write-down inventories to the lower of cost or market totaled $7.0 million and $7.9 million, respectively.

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

Net revenue and earnings (loss) from operations are summarized as follows for the three and nine-month periods ended September 25, 2004 and September 27, 2003 (in thousands):

	Three Months Ended		Nine months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Net revenue:
Retail operations	$132,133	$114,196	$346,905	$293,515
Wholesale operations	51,420	42,353	123,542	114,920
Licensing operations	14,284	10,125	34,832	28,865
	$197,837	$166,674	$505,279	$437,300

Earnings (loss) from operations:
Retail operations	$12,743	$9,489	$23,611	$7,425
Wholesale operations	3,839	2,439	2,676	(5,689)
Licensing operations	12,130	8,464	28,178	23,175
Corporate overhead	(7,198)	(6,929)	(25,129)	(26,589)
	$21,514	$13,463	$29,336	$(1,678)

Due to the seasonal nature of these business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(7)                                 Long-Term Debt

On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as arranger and administrative agent (the “Credit Facility”), which replaced a previous credit agreement. The term of the Credit Facility is for a period of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company’s Canadian subsidiaries under a separate credit agreement (currently $15 million).  The Credit Facility includes a $47.5 million sub-limit for letters of credit.  Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers.  For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company’s financial performance as measured by a cash flow test.  This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans.  Monthly commitment fees for unused borrowings up to $60 million under the Credit Facility are 37.5 basis points per annum times the difference between $60 million and the amount of outstanding loans and letters of credit.  The Credit Facility requires the Company to maintain a minimum tangible net worth, as defined, if excess availability under the Credit Facility is less than $20 million. The agreement also restricts the payment of dividends by the Company, the incurrence of certain indebtedness and certain loans, and investments other than capital expenditures.  At September 25, 2004, the Company had no outstanding borrowings under the Credit Facility; it had $2.9 million in outstanding standby letters of credit, $19.7 million in outstanding documentary letters of credit, and approximately $62.4 million available for future borrowings.  As of September 25, 2004, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003, Guess? Royalty Finance LLC, an indirect wholly-owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (the “Secured Notes”).  The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified Guess? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such Guess? trademarks and the specified license agreements.  The Secured Notes pay interest and amortize principal quarterly.  Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), an indirect wholly-owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks.  Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company.  The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000.  At September 25, 2004, the Company had $3.9 million of restricted cash related to the interest reserve.  The net proceeds, after interest reserves and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the 9½% Senior Subordinated Notes due in August 2003.  The Company called the 9½% Senior Subordinated Notes for redemption on May 27, 2003.  At September 25, 2004, the Company had $58.1 million outstanding under the Secured Notes.

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

Summary

We derive our net revenue from the sale of GUESS? men’s, women’s, boys’ and girls’ apparel, our licensees’ products and Marciano women’s product through our network of retail and factory outlet stores primarily in the United States, from the sale of GUESS? men’s, women’s, boys’ and girls’ apparel worldwide to wholesale customers and distributors, from net royalties from worldwide licensing activities, from the sale of GUESS? apparel through the retail and wholesale channels of our 100% owned Canadian subsidiary, GUESS? Canada Corporation (“Guess Canada”), and from the sale of GUESS? men’s, women’s, boys’ and girls’ apparel, and our licensee products through our on-line store at www.guess.com and Marciano women's product through our on-line store at www.marciano.com.

Unless the context indicates otherwise, when we refer to “we,” “us” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.

The Company’s quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end and its year ends on December 31.  This resulted in 269 days for the nine months ended September 25, 2004 compared to 270 days for the nine months ended September 27, 2003.

Executive Summary

During 2003, the Company began to see improvement in its business after a steady decline in net earnings since 1999. During the third quarter of 2004, we have seen a continuation of these positive trends and are benefiting from the 2003 and 2004 initiatives undertaken on both the operational and product sides of our business.  We achieved an 18.7% increase in net revenues to $197.8 million in the third quarter of 2004 from $166.7 million in the third quarter of 2003.  The Company had net earnings of $11.8 million for the third quarter of 2004  compared with net earnings of $6.7 million in the third quarter of 2003.  This improvement in net earnings was driven by improved gross margins in our retail and wholesale business segments, higher licensing revenues, and effective expense management.  We saw significant improvement in our balance sheet as it relates to our cash position and reduced debt with continued emphasis on improving cash flow at the end of the third quarter of 2004 compared to September 27, 2003.  With strong cash management and improved operating performance, the Company has also reduced total borrowings by $10.8 million or 14.9% to $61.5 million at September 25, 2004 from $72.3 million at September 27, 2003 and have reduced debt by $6.6 million since December 31, 2003.  We have also increased cash and restricted cash by $49.9 million from $17.1 million at September 27, 2003.

Our retail segment, including full-priced retail, kids, factory outlet, Canada, and E-commerce, generated net sales of $132.1 million during the third quarter of 2004, an increase of 15.7%, from $114.2 million in the prior year third quarter.  This growth was driven by a comparable store sales increase of 10.9% and a larger store base, which represented a 5.0% increase in average square footage compared to the prior year’s third quarter.  The comparable store sales increase reflects the improved results of both the men’s and women’s lines and our accessories business.  In addition to strong same store sales growth in our retail stores, we increased margins and managed expenses effectively to deliver improved operating results.

We are also putting more emphasis on our Marciano line.  This line was previously labeled as Guess Collection and was rebranded as Marciano in the third quarter of 2004.  The new assortment commands higher price points and it targets a more upscale, contemporary customer.  The Marciano line is available in the majority of our full-price retail stores in the U.S. and Canada.  We have also opened three Marciano stores in the third quarter that feature this line exclusively.  We expect to open two additional exclusive Marciano stores in the fourth quarter of 2004.  These stores range in size between 1,000 and 3,000 square feet.

We also began testing a new accessory store concept.  We believe we offer unique positioning in the marketplace with a well-recognized brand name at a more accessible price point than the luxury accessory brands. We have opened one accessory store in the third quarter and plan to open five accessory stores in the fourth quarter, which will range in size between 1,000 and 3,000 square feet and will carry the Guess? accessory line.

While the full-priced retail and factory outlet stores continue to show operating performance improvements, the kids stores have continued to under perform.  As a result, management made a decision in the fourth quarter of 2003 to exit the kids store business.  At September 25, 2004, there were three kids retail stores and one kids factory store still open.  We expect to close all but two kids stores by January 2005.  We anticipate closing the remaining stores by the end of 2005 and do not expect the closings to have a significant impact on 2005 operating results.  Charges related to these closings are expected to be approximately $0.5 million of which $0.4 million was previously reserved.

We ended the third quarter with a total of 269 stores, including those in Canada, of which 182 were full priced retail, 79 were factory outlet stores, four were kids stores, three were Marciano stores and one was an accessory store.  This compares to 258 stores a year ago, including 176 full priced retail, 71 factory outlet stores and 11 kids stores.  Retail square footage totaled 1,390,000 at September 25, 2004, compared to 1,329,000 at September 27, 2003.

We are still experiencing challenges in our domestic wholesale business.  However the wholesale segment revenues for the third quarter of 2004 increased 21.4% to $51.4 million from $42.4 million in the 2003 comparable period, driven by higher sales in our international business.  International wholesale revenues increased by $10.6 million to $26.9 million in the third quarter of 2004, or a 65% increase, from $16.3 million in the third quarter of 2003, more than offsetting a $1.6 million decline in domestic wholesale revenues in the third quarter of 2004.  For the full year we expect wholesale segment revenues to increase slightly compared to 2003.  Gross margins improved in the third quarter of 2004 versus the same period last year reflecting improved margin performance in our domestic wholesale business due to improved results in off-price sales.  Our products were sold in approximately 930 doors at the end of the third quarter of 2004 compared with approximately 820 doors at the end of the third quarter of 2003.

Our licensing segment revenues increased by $4.2 million to $14.3 million in the third quarter of 2004, a 41.1% increase, compared to $10.1 million in the third quarter of 2003.  We had 22 licensees at the end of the 2004 and 2003 third quarters.  Licensing operating earnings increased to $12.1 million in the third quarter of 2004 from $8.5 million in the third quarter of 2003. This improvement was driven by our domestic licensing business as a result of the strength of our accessories business.

The Company has continued to make investments to improve operating efficiencies and inventory management.  To this end, in the beginning of 2004 we completed the implementation of a new manufacturing system to gain further operating efficiencies through automation.  This system, along with other actions we are taking, should result in improved product visibility and lower processing and freight costs in the future.  In addition, a new inventory allocation system we recently implemented has improved inventory turnover and in-stock positions in the stores, and is contributing to higher store sales volumes with less inventory.

We believe that our operating results are beginning to reflect the efforts we have made to utilize our resources efficiently and ensure that our cost structure is as streamlined as possible.  This has included looking for opportunities to eliminate unproductive activities and improve expense management in our corporate offices as well as our retail stores.  These efforts have resulted in 170 basis points of improvement in our S,G&A rate as a percentage of net revenues for the third quarter of 2004 versus the same 2003 period.

In October 2004, the Company signed an agreement to acquire the Company’s European jeanwear licensee and retail stores operated by an affiliate of the licensee.  The closing of the transaction is anticipated to occur in January, 2005, subject to the completion of final documentation and due diligence.  If this acquisition is completed, it is anticipated to add up to $100 million in revenue in 2005 for the Company and be slightly accretive to 2005 earnings.

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

Valuation of goodwill, intangibles and other long-lived assets:

The Company assesses the impairment of its long-lived assets (i.e., goodwill and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis or when a triggering event occurs.  The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate income from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred.  If the assets (other than goodwill) are assessed to be recoverable, they are depreciated or amortized over the periods benefited.  If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of those assets.  Fair value is determined based upon the undiscounted cash flows derived from the underlying asset.

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

RESULTS OF OPERATIONS

Three and Nine months ended September 25, 2004 and September 27, 2003.

NET REVENUE.  Net revenue for the three months ended September 25, 2004 increased $31.1 million, or 18.7%, to $197.8 million from $166.7 million in the three months ended September 27, 2003, primarily due to the continued improved performance in the retail segment and higher international wholesale revenue.

Net revenue from retail operations increased 15.7% to $132.1 million in the three months ended September 25, 2004 from $114.2 million in the three months ended September 27, 2003.  The increase was driven by a comparable store sales increase of 10.9%, which accounted for $11.9 million of the increase, and a $6.0 million increase due to an average of 11 new stores in operation representing a 5.0% increase in average square footage as compared to the same period last year.  The comparable store sales increase reflected improved results in all of our product categories including women’s, men’s, accessories and Marciano.  Our Canadian stores experienced the most significant comparable store sales increases.

Net revenue from wholesale operations increased $9.0 million, or 21.4%, to $51.4 million in the three months ended September 25, 2004 from $42.4 million in the same prior year period.  This included an increase in international wholesale revenue of $10.6 million, or 65%, from $16.3 million in the third quarter of 2003, partially offset by a decrease in domestic wholesale net revenue of $1.6 million, or 6.1%, reflecting lower shipments to our domestic wholesale customers, primarily department stores.  Domestically, our products were sold in approximately 930 doors at the end of the third quarter of 2004 compared with approximately 820 doors at the end of the third quarter of 2003.  International wholesale net revenue increased primarily as a result of improved sales in Europe.

Net royalty revenue for the three months ended September 25, 2004, increased $4.2 million, or 41.1%, to $14.3 million from $10.1 million during the same period in 2003.  The increase was driven by our domestic licensing business, as a result of the strength of the accessories business and higher sales by these licensees.

Net revenue for the nine months ended September 25, 2004, increased $68.0 million, or 15.5%, to $505.3 million from $437.3 million in the nine months ended September 27, 2003, primarily due to increases in the retail segment.

Net revenue from retail operations increased $53.4 million, or 18.2%, to $346.9 million in the nine months of 2004 from $293.5 million in the nine months of 2003.  This increase was due to a comparable store sales increase of 12.8%, which accounted for $36.0 million of the increase, and a $17.4 million increase due to an average of 12 new stores in operation representing a 5.8% increase in average square footage as compared to the same prior year period.

Net wholesale revenue increased by $8.7 million, or 7.5%, to $123.6 million in the nine months ended September 25, 2004 compared to $114.9 million in the same prior year period.  International wholesale net revenues increased $15.6 million, or 35.9%, to $59.1 million in the nine months of 2004 from $43.5 million in the same prior year period, partially offset by a decrease in domestic wholesale net revenue of $6.9 million, or 9.7%, to $64.5 million from $71.4 million in the same prior year period, reflecting lower shipments to our domestic wholesale customers.  International wholesale revenue increased primarily due to improved sales in Europe.

Net royalty revenue increased by $5.9 million, or 20.7%, to $34.8 million for the nine-month period ended September 25, 2004 from $28.9 million during the comparable 2003 period.  The increase was attributable to improved performance by our domestic licensing business, as a result of the strength of the accessories business and higher sales by these licensees.

GROSS PROFIT.  Gross profit increased $13.7 million, or 22.2%, to $75.3 million in the three months ended September 25, 2004, from $61.6 million in the comparable 2003 period.  Gross profit for the retail segment increased $5.8 million, or 16.3%, to $42.0 million; this increase is primarily attributable to the 15.7% growth in retail sales during the three months of 2004 compared to the same prior year period.  Gross profit for the wholesale segment increased $3.7 million, or 23.4%, to $19.0 million during the three months of 2004 compared to the same prior year period, as a result of improved performance in our international wholesale business and domestic off-price sales.

Gross margin (gross profit as a percentage of total net revenue) increased to 38.0% in the three months ended September 25, 2004 from 37.0% in the three months ended September 27, 2003.  The increase was attributable to higher licensing revenue and improved margins in both the retail and the wholesale segments.  Gross margin from product sales increased to 33.2% in the three months ended September 25, 2004 from 32.9% in the three months ended September 27, 2003.    The improvement in retail margins reflects improved leverage of our store occupancy costs due to the increase in comparable store sales.

Gross profit increased $41.7 million, or 28.9%, to $185.6 million in the nine months ended September 25, 2004, from $143.9 million for the nine months ended September 27, 2003.  The increase in gross profit during the nine-month period ended September 25, 2004, resulted from the increased sales in our retail segment and the improved margins at both the retail and wholesale segments.  Gross profit for the retail segment increased $23.7 million, or 28.5%, to $106.6 million during the nine months of 2004 compared to the same prior year period due to higher retail sales.  Gross profit for the wholesale segment increased $12.1 million, or 37.4%, to $44.2 million during the nine months of 2004 compared to the same prior year period, as a result of improved performance in our domestic and international wholesale business.

Gross margin increased during the nine months ended September 25, 2004 to 36.7% from 32.9% during the same period in 2003.  Gross margin from product sales increased to 32.0% during the nine months ended September 25, 2004 from 28.2% during the same period in 2003.  Gross margin in the retail segment increased primarily as a result of improved leverage of store occupancy costs due to the increase in comparable store sales.  The improved margins in wholesale reflected better performance in our international and domestic wholesale business.

The Company’s gross margins may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude a portion of them from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative (“SG&A”) expenses increased by $5.6 million, or 11.6%, to $53.7 million in the three months ended September 25, 2004, from $48.1 million in the comparable 2003 period. The increase was primarily attributable to a $1.5 million increase in store selling expenses resulting from improved sales, a $1.2 million increase representing the cost of operating an average of 11 net new stores, a $0.6 million increase in advertising expenses, a $0.3 million increase in distribution costs and $2.0 million higher other costs.  As a percentage of net revenue, SG&A expenses decreased to 27.2% in the three months of 2004 from 28.9% in the comparable 2003 period.  This rate improvement resulted from the positive impact of expense leverage on sales growth in the retail business, partially offset by the additional expenses necessary to operate an average of 11 net new stores in the three months of 2004 versus the same 2003 period.

SG&A expenses increased $11.4 million, or 7.9% to $156.2 million, in the nine months ended September 25, 2004 from $144.8 million in the nine months ended September 27, 2003.  The increase was primarily attributable to a $4.2 million increase in store selling expenses resulting from improved sales, a $3.3 million increase representing the cost of operating an average of 12 net new stores, a $0.7 million increase in advertising expenses and $4.0 million in higher other costs, partially offset by a $0.8 million decline in distribution costs.  As a percentage of net revenue, SG&A expenses decreased to 30.9% in the first nine months of 2004 from 33.1% in the comparable 2003 period reflecting improved expense leverage as a result of the comparable store sales growth.

RESTRUCTURING, IMPAIRMENT AND SEVERANCE CHARGES.  During the nine months ended September 27, 2003, the Company recorded a restructuring charge of $0.8 million related to severance payments for staff reductions to streamline the corporate structure, consolidate operations and reduce the workforce.

EARNINGS (LOSS) FROM OPERATIONS.  Earnings from operations increased to $21.5 million in the three months ended September 25, 2004 compared with earnings from operations of $13.5 million in the three months ended September 27, 2003.  The retail segment recorded earnings from operations of $12.8 million in the three months ended September 25, 2004 versus earnings from operations of $9.5 million during the same period in 2003.  The improvement of $3.3 million in earnings from operations for the retail segment reflected the strong comparable store sales growth, improved margins and effective expense leverage.  The wholesale segment increased its earnings from operations to $3.8 million in the three months ended September 25, 2004 from $2.4 million in the comparable 2003 period.  The improvement in earnings from operations for the wholesale segment is principally due to improved performance in our international wholesale business.  Earnings from operations for the licensing segment increased $3.6 million to $12.1 million in the three months ended September 25, 2004 from $8.5 million for the comparable 2003 period due primarily to the improved performance from our domestic accessory licensees.  The cost of unallocated corporate overhead increased to $7.2 million in the three months ended September 25, 2004 from $6.9 million in the comparable 2003 period.

Earnings from operations for the nine months ended September 25, 2004 increased to $29.3 million from a loss from operations of $1.7 million for the nine months ended September 27, 2003.  The 2003 nine month’s results included restructuring, impairment and severance charges of $0.8 million.  The retail segment generated earnings from operations of $23.6 million in the nine months ended September 25, 2004 compared to earnings from operations of $7.4 million in the same 2003 period.  The increase in earnings from operations was primarily attributable to the 12.8% increase in comparable store sales for the 2004 nine-month period.  Earnings from operations for the wholesale segment were $2.6 million in the nine months ended September 25, 2004 compared to a loss from operations of $5.7 million in the same 2003 period.  The increase in earnings from operations for the wholesale segment was principally due to a $12.1 million increase in wholesale gross profit due to higher initial margins and reduced losses on off-price sales partially offset by $3.8 million in higher selling general and administrative expenses.  Earnings from operations for the licensing segment increased to $28.2 million for the 2004 nine-month period from $23.2 million for the same 2003 period due to the improved performance from our domestic accessory licensees.  The cost of unallocated corporate overhead declined to $25.1 million in the nine months ended September 25, 2004 from $26.6 million in the comparable 2003 period due to cost savings initiatives.

INTEREST EXPENSE.  Interest expense decreased 19.3% to $1.4 million in the three months ended September 25, 2004 from $1.7 million in the comparable 2003 period.  Total debt at September 25, 2004 was $61.5 million, which included $58.1 million of the Company’s 6.75% Secured Notes due 2012 and approximately $3.4 million of bank debt.  On a comparable basis, the average debt balance for the three months ended September 25, 2004 was $62.1 million, with an average effective interest rate of 9.0%, versus an average debt balance of $83.6 million, with an average effective interest rate of 8.3%, for the same period in 2003.

Interest expense decreased 31.7% to $4.4 million in the nine months ended September 25, 2004 from $6.4 million for the same period in 2003.  On a comparable basis, the average debt balance for the first nine months of 2004 was $64.9 million, with an average effective interest rate of 9.0%, versus an average debt balance for the first nine months of 2003 of $84.7 million, with an average effective interest rate of 10.0%.

INCOME TAXES (BENEFIT).  The income tax expense for the three months ended September 25, 2004 was $8.4 million, or a 41.6% effective tax rate, compared to the income tax expense of $5.1 million, or a 43.0% effective tax rate, for the three months ended September 27, 2003.  The income tax expense for the nine months ended September 25, 2004 was $10.6 million, or a 41.9% effective tax rate, compared to the income tax benefit of $3.4 million, or a 43.0% effective tax rate, for the nine months ended September 27, 2003.  Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

NET EARNINGS (LOSS).  Net earnings increased by $5.1 million to $11.8 million in the three months ended September 25, 2004, from $6.7 million in the three months ended September 27, 2003.  For the 2004 nine-month period, net earnings increased by $19.2 million to $14.7 million, from a net loss of $4.5 million during the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our need for liquidity will primarily arise from the funding of capital expenditures, working capital requirements and to pay our indebtedness.  We have historically financed our operations primarily from internally generated funds and borrowings under our Credit Facility (defined below).  Please see “Important Notice Regarding Forward-Looking Statements” for a discussion of risk factors which could result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.  As of September 25, 2004, the Company had no outstanding borrowings under our Credit Facility (defined below) and had available borrowing capacity of $62.4 million.

On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as arranger and administrative agent (the “Credit Facility”), which replaced a previous credit agreement. The term of the Credit Facility is for a period of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company’s Canadian subsidiaries under a separate credit agreement (currently $15 million).  The Credit Facility includes a $47.5 million sub-limit for letters of credit.  Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers.  For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company’s financial performance as measured by a cash flow test.  This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Monthly commitment fees for unused borrowings up to $60 million under the Credit Facility are 37.5 basis points per annum times the difference between $60 million and the amount of outstanding loans and letters of credit.  The Credit Facility requires the Company to maintain a minimum tangible net worth, as defined, if excess availability under the Credit Facility is less than $20 million.  The agreement also restricts the payment of dividends by the Company, the incurrence of certain indebtedness and certain loans, and investments other than capital expenditures.  At September 25, 2004, the Company had no outstanding borrowings under the Credit Facility; it had $2.9 million in outstanding standby letters of credit, $19.7 million in outstanding documentary letters of credit, and approximately $62.4 million available for future borrowings.  As of September 25, 2004, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003 Guess? Royalty Finance LLC, an indirect wholly-owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (the “Secured Notes”).  The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified Guess? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such Guess? trademarks and the specified license agreements.  The Secured Notes pay interest and amortize principal quarterly.  Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), an indirect wholly-owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks.  Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company.  The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000.  At September 25, 2004, the Company had $3.9 million of restricted cash related to the interest reserve.  The net proceeds, after interest reserves and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the 9½% Senior Subordinated Notes due in August 2003.  The Company called the 9½% Senior Subordinated Notes for redemption on May 27, 2003.  At September 25, 2004, the Company had $58.1 million outstanding under the Secured Notes.

During the nine months ended September 25, 2004, the Company relied on trade credit along with available cash and borrowings under the Credit Facility and internally generated funds to finance its operations and expansion.  Net cash provided by operating activities was $15.7 million for the nine months ended September 25, 2004, compared to $2.5 million of net cash provided by operating activities for the nine months ended September 27, 2003, or an increase of $13.2 million.

Cash provided by operating activities increased $13.2 million due to a $19.2 million improvement in net earnings in the nine months of 2004 versus the same 2003 period, partially offset by net changes in operating assets and liabilities.  The primary uses of cash from operating activities were for the increase in inventories related to new store growth, seasonal inventory increases and an increase in accounts receivable associated with the growth of our international wholesale business.  These uses of cash were partially offset by increases in accounts payable and accrued liabilities related to increases in inventory.  At September 25, 2004, the Company had working capital of $119.1 million compared to $99.8 million at December 31, 2003 and $87.7 million at September 27, 2003.

Capital expenditures totaled $17.4 million, net of lease incentives granted of $4.4 million for the nine months ended September 25, 2004, compared to $14.4 million, net of lease incentives granted of $2.0 million in the same 2003 period.  The Company’s capital expenditures for 2004 are currently estimated at approximately $32.0 million, primarily for retail store expansion of approximately 23 stores, in addition to the five new Marciano stores and six new accessory stores, store remodeling programs, investments in information systems and enhancements in other infrastructure.

The Company’s primary working capital needs are for inventory and accounts receivable.  The Company’s inventory levels increased $0.8 million to $105.5 million at September 25, 2004 from $104.7 million at September 27, 2003, and also increased by $22.0 million from $83.5 million at December 31, 2003.  We implemented a new inventory allocation system which we believe is resulting in improved inventory turnover and in-stock positions in the stores and is contributing to higher store sales volumes with less inventory.  The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, and interest and principal payments on its debt, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility.

In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.  During the nine months ended September 25, 2004, 27,307 shares of the Company’s common stock were issued out of its treasury shares pursuant to the ESPP at an average price of $12.80 per share for a total of $0.3 million.

WHOLESALE BACKLOG

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 48 hours. The Company generally receives orders for our fashion apparel 90 to 120 days prior to the time the products are delivered to stores. At October 23, 2004, we had unfilled wholesale orders, consisting primarily of orders for fashion apparel, of approximately $45.6 million, compared to $44.1 million for such orders at October 25, 2003.  The backlog of wholesale orders at any given time is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

Forward Exchange Contracts	U.S. Dollar Equivalent	Maturity Date	Fair Value in U.S. $ at September 25, 2004
Canadian dollars	$1,000,000	October 1 to October 29, 2004	$1,033,080
Canadian dollars	1,000,000	November 1 to November 30, 2004	1,086,305
Canadian dollars	1,000,000	December 1 to December 31, 2004	1,075,410
Canadian dollars	1,000,000	January 4 to January 31, 2005	1,038,136
Canadian dollars	1,000,000	February 1 to February 28, 2005	1,032,296
Canadian dollars	1,000,000	March 1 to March 31, 2005	1,025,084
Canadian dollars	1,000,000	April 1 to April 29, 2005	1,025,476
Canadian dollars	1,000,000	May 2 to May 31, 2005	1,023,360

Based upon the rates at September 25, 2004, the cost to buy the equivalent USD discussed above was approximately $10.6 million Canadian currency.  At September 25, 2004 the Company had forward exchange contracts to purchase $8.0 million USD and the fair value of those contracts at that date was $8.3 million USD.  The corresponding amounts at December 31, 2003, were $7.3 million USD and $7.6 million USD, respectively.

Interest Rate Risk

At September 25, 2004, 94.5% of the Company’s indebtedness contained a fixed interest rate of 6.75%.  At September 27, 2003, 97.2% of the Company’s indebtedness contained a fixed interest rate of 6.75%.  Substantially all of the Company’s remaining indebtedness, including any borrowings under the Credit Facility, is at variable rates of interest.  Accordingly, changes in interest rates would impact the Company’s results of operations in future periods.  A 100 basis point change in interest rates is not expected to significantly impact the Company’s operating results.

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

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 25, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

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

GUESS?, INC.

Date: November 1, 2004	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President, Chief Operating Officer and Director

Date: November 1, 2004	By:	/s/ FREDERICK G. SILNY
Frederick G. Silny
Senior Vice President and Chief Financial Officer (Principal Financial Officer)