Form 10-K
period 2004-12-31
GUESS INC ET AL/CA/
filed 2005-03-15
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

As of the close of business on June 26, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $252,390,048 based upon the closing price $16.30 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of the close of business on March 1, 2005, the registrant had 44,202,490  shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

PART I

ITEM 1.   BUSINESS.

Important Factors Regarding Forward-Looking Statements

Throughout this Annual Report on Form 10-K, including documents incorporated by reference herein, we make “forward-looking” statements, which are not historical facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be in the Company’s other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “continue”, and other similar terms and phrases, including references to assumptions.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to the Company’s expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth, e-commerce, business seasonality, industry trends, consumer demands and preferences, competition and general economic conditions. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

For additional information regarding forward-looking statements, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein.

General

Unless the context indicates otherwise, when we refer to “we,” “us” or the “Company” in this Form 10-K, we are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.

We design, market, distribute and license one of the world’s leading lifestyle collections of casual apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. Our apparel is marketed under numerous trademarks including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, Question Mark and Triangle Design, BRAND G, a stylized G, GUESS Kids, Baby GUESS and MARCIANO. The lines include full collections of denim and cotton clothing, including jeans, pants, overalls, skirts, dresses, shorts, blouses, shirts, jackets and knitwear. We also selectively grant licenses to manufacture and distribute a broad range of products that complement our apparel lines, including eyewear, watches, handbags, footwear, kids’ and infants’ apparel, leather apparel, fragrance, jewelry and other fashion accessories.

Our products are sold through three primary distribution channels: in our own stores, to a network of wholesale accounts and through the Internet. GUESS? branded products, some of which are produced under license, are also sold internationally through a series of licensees and distributors. Our core customer is a style-conscious consumer primarily between the ages of 15 and 30. These consumers are part of a highly desirable demographic group that we believe is growing rapidly and has significant disposable income. We also appeal to customers outside this group through specialty product lines that include

MARCIANO, a more sophisticated fashion line targeted to women, and GUESS Kids, targeted to boys and girls ages six to 12.

We were founded in 1981 and currently operate as a Delaware corporation.

Business Segments

The business segments of the Company are retail, wholesale and licensing. In the first quarter of 2003, the Company revised its segment reporting to better reflect how its three business segments—retail, wholesale and licensing—are managed and each segment’s performance is evaluated. The earnings from operations for each segment now include those costs that are specifically related to each segment, consisting primarily of store operations, distribution, selling and merchandising, depreciation, amortization and employee compensation directly related to that business segment. In addition, the Company is continuing to allocate design and advertising charges to the business segments based on the assessed benefit derived from the respective expenditures. The new structure excludes from the segment results corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and include, among others, the following corporate costs:  information technology, human resources, accounting and finance, executive compensation, facilities and legal. Financial information about each segment, together with certain geographical information, for the fiscal years ended December 31, 2004, 2003 and 2002 are included under Note 14 to the Consolidated Financial Statements contained herein.

In 2004, 71.1% of our net revenue was generated from retail operations, 22.4% from wholesale operations and 6.5% from licensing operations. Our total net revenue in 2004 was $729.3 million and net earnings were $29.6 million.

Business Strengths

We believe we have several business strengths which help us to successfully execute our strategies. These business strengths include:

Brand Equity.   We believe that our brand name is one of the most familiar in fashion and is one of our most valuable assets. We believe the enduring strength of the GUESS? brand name and image is due mainly to our consistent emphasis on innovative and distinctive product designs that stand for exceptional styling and quality. Our industry is highly competitive and subject to rapidly changing consumer preferences and tastes. The success of our brand depends on our ability to anticipate the fashion preferences of our customers. We have a team of designers who, under the direction of Maurice Marciano, our Co-Chairman and Co-Chief Executive Officer, seeks to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image. Through our award-winning advertising, under the creative leadership and vision of Paul Marciano, our Co-Chairman and Co-Chief Executive Officer, we have achieved worldwide recognition of the GUESS? brand name. By retaining control over advertising and marketing activities from our headquarters in Los Angeles, we maintain the integrity, consistency and direction of the GUESS? brand image worldwide, while realizing substantial cost savings when compared to the use of outside advertising agencies.

We have developed the “GUESS? signature image” and “GUESS? lifestyle concept,” through the use of our strong and distinctive images, merchandising display themes, logos, and trademarks which are registered in approximately 170 countries.

Advertising and Marketing.   We control all of our worldwide advertising, marketing activities and promotional materials from our headquarters in Los Angeles. GUESS Jeans, GUESS U.S.A. and Guess?, Inc. images have been showcased in dozens of major publications and in outdoor and broadcast media throughout the U.S. and worldwide. Our advertising campaigns promote the GUESS? image with our award winning advertising and a consistent emphasis on innovative and distinctive designs.

We communicate this message through the use of our signature black and white print advertisements, as well as color print advertisements, designed by our in-house Advertising Department. Led by Paul Marciano, this team has won numerous awards and contributed to making the GUESS? brand one of the most recognizable fashion brands. We have maintained a high degree of consistency in our advertisements by using similar themes and images. We require our licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of GUESS? products in Company-approved advertising, promotion and marketing.

Retail Distribution.   At December 31, 2004, we operated a total of 287 stores in the U.S. and Canada, consisting of 186 full-price retail stores, 86 factory outlet stores, four kids stores and 11 new concept stores, and four stores in Italy that are an integral part of our European design activities. Our retail network creates an upscale and inviting shopping environment and enhances our image. Distribution through our retail stores allows us to influence the merchandising and presentation of our products, build brand equity and test market new product design concepts. Our retail stores carry a full assortment of men’s and women’s merchandise, including most of the GUESS? licensed products. Our factory outlet stores are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our own full-price retail stores.

In 2004, we launched our MARCIANO line. This line was previously labeled as GUESS Collection and was rebranded as MARCIANO in the third quarter of 2004. The new assortment commands higher price points and it targets a more upscale, contemporary customer. The MARCIANO line is available in approximately 120 of our full-price retail stores in the U.S. and Canada. As a test, we also opened five MARCIANO stores in 2004 that feature this line exclusively and expect to open at least seven additional exclusive MARCIANO stores in 2005. These stores range in size between 2,000 and 4,000 square feet.

In 2004, we also began testing a new Accessories store concept. We believe we offer unique positioning in the accessory marketplace with a well-recognized brand name at a more accessible price point than the luxury accessory brands. We opened six Accessories stores in 2004 and plan to open five additional Accessories stores in 2005. These stores range in size between 1,000 and 3,000 square feet and carry the full GUESS? accessory line. We continue to sell accessories in our full-price retail and factory outlet stores, and through our licensees. Our accessory products are also available in department stores.

In the fourth quarter of 2003, we made the decision to exit the kids stores which were performing below our expectations. During 2004, these stores generated $3.4 million in revenues and had a combined operating loss of $1.9 million. At December 31, 2004, there were three kids retail stores and one kids factory store still open. As of February 2005, we closed one of these kids stores and intend to close two additional kids stores by year end.

Licensee Stores.   Our international licensees and distributors also operated 248 GUESS? stores in 40 countries outside the U.S. and Canada at December 31, 2004. These stores carry apparel and accessories that are similar to those sold in the U.S., including some that are tailored for local fashion sensibilities. We work closely with international licensees and distributors to ensure that their store designs and merchandise programs protect the reputation of the GUESS? trademarks. Our international licenses and distribution agreements also allow for the sale of GUESS? brand products in better department stores and upscale specialty retail stores.

Wholesale Distribution.   We have both domestic and international wholesale distribution channels. Domestic wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading domestic wholesale customers include Federated Department Stores, Inc., The May Department Stores Company and Dillard’s, Inc.  At December 31, 2004, our products were sold directly to consumers from approximately 930 doors in the U.S. These locations include 541 shop-in-shops, an exclusive selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women’s or men’s apparel. Through our foreign subsidiaries and our network of international distributors, our products are also found in major cities throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America.

Licensing Operations.   The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We carefully select our trademark licensees and approve in advance all product design, advertising and packaging materials of all licensed products in order to maintain a consistent GUESS? image. We currently have 21 domestic and international licenses that include eyewear, watches, handbags, footwear, kids’ and infants’ apparel, leather apparel, fragrance, jewelry and other fashion accessories. We have granted licenses for the manufacture or sale of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, North America and South America.

Business Growth Strategies

We regularly evaluate and implement initiatives that we believe will build brand equity, grow our business and enhance profitability. Our key growth strategies are as follows:

Leveraging the GUESS? Brand.   We believe the GUESS? brand is an integral part of our business, a significant strategic asset and a primary source of sustainable competitive advantage. It communicates a distinctive image that is fun, fashionable and sexy. Brand loyalty, name awareness, perceived quality, strong brand images, public relations, publicity, promotional events and trademarks all contribute to brand integrity. Our design teams visit the world’s premier fashion locations in order to identify important style trends and to discover new fabrics. We will continue this practice while promoting our innovative designs through stylish advertising campaigns that advance the GUESS? image. Our marketing programs are designed to convey a uniform style image for the brand and are aimed at increasing the desire of the target group to join our GUESS? customer group.

Acquisition Strategy.   We evaluate strategic acquisitions and alliances that support and contribute to our overall growth approach. On December 31, 2004, we entered into an agreement with Fingen S.p.A. and Fingen Apparel N.V. (collectively, the “Sellers”), to acquire the remaining 90% of the shares not already owned by the Company of Maco Apparel, S.p.A. (“Maco”), the Italian licensee of GUESS jeanswear for men and women in Europe as well as the assets and leases of certain retail stores in Europe. The agreement includes the purchase of inventory and receivables, the assumption of certain liabilities, and the transfer of leases for the GUESS retail locations. The stores are located in Rome, Milan, Paris, Amsterdam, London, and certain other European cities. We believe the Maco acquisition provides a solid platform to take advantage of GUESS’ already strong name recognition in Europe. For 2005, our goal for this acquisition, which closed on January 3, 2005, is to add approximately $100 million in revenues and to be slightly accretive to earnings.

Retail Store Strategy and Expansion Plans.   Our retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the performance of existing stores. During 2004, we opened a total of 34 new stores consisting of nine new full-price retail stores, 14 factory outlet stores and 11 new concept stores, while closing 12 stores in the U.S. and Canada.

Our retail locations build brand awareness and contribute to market penetration and growth of the brand in concert with our wholesale operations. In 2004, we increased our retail square footage by 6.1% to 1,460,000 square feet in the U.S. and Canada. We continue to be very selective with new store locations and expect to open approximately 36 new stores in 2005, consisting of 11 full-price retail and 13 factory outlet stores, in addition to the 12 new concept stores. In addition, we plan to remodel or relocate approximately 24 stores. We also plan to close approximately five stores in 2005.

In 2004, total sales in the U.S. and Canada at our stores open for at least one year (also called “comparable store sales”) increased by 9.9% from 2003 levels. We believe the increase in comparable store sales is attributable to our commitment to several ongoing initiatives, including leadership in new product development, a more fashion-focused product mix, improvements in merchandising and visual presentation, the remodeling of select stores to promote a consistent brand message, a new retail store inventory allocation system, the introduction of the MARCIANO line and the development of a motivated team of sales professionals to service our customers and provide a favorable shopping experience.

The look and feel of GUESS? retail and factory outlet stores play an important role in building our brand equity. To enhance the quality of our presentation, we remodeled or relocated 17 stores during 2004 and plan to remodel or relocate approximately 24 stores during 2005.

As part of our retail growth strategy we are also placing additional emphasis on our Accessories line and MARCIANO line, which replaced our GUESS Collection line in 2004. This includes greater focus on these products in our existing stores as well as developing new concept stores in order to exclusively feature these products.

During 2004, we opened 11 new concept stores, consisting of five MARCIANO and six Accessories stores. While it is still early, and we plan to monitor the performance of these stores carefully, we are encouraged by the response we are seeing. These new store concepts leverage our brand recognition and the reputation we have for sexy, contemporary styling to extend our brand into new areas. The MARCIANO brand is attracting a slightly older, more sophisticated customer, while the Accessories stores are enabling us to build a more meaningful presence in this high-margin segment. We are targeting customers who already shop GUESS? stores but are looking for an expanded accessories presentation, as well as new customers who did not shop GUESS? in the past.

Continue to Develop Licensee Portfolio and Expand International Business.   One of our primary objectives is to maintain the quality and reputation of the GUESS? brand. In order to accomplish this goal, we will continue to strategically reposition our licensing portfolio by constantly monitoring and evaluating the performance of our licensees worldwide and their strength and capabilities to appropriately represent our brand. As part of this process, we will consider bringing in-house apparel licenses, where appropriate, or license lines which we produce as we did with our kids business in 2001. If we determine that licensees are performing inadequately, we will, from time to time, discontinue the existing relationship and seek out a stronger replacement licensee.

As previously mentioned, on December 31, 2004, we entered into an agreement with Fingen S.p.A. and Fingen Apparel N.V., to acquire the remaining 90% of the shares not already owned by the Company of Maco, the Italian licensee of GUESS jeanswear for men and women in Europe, as well as the assets and leases of certain retail stores in Europe.

In 2004, we signed a new shoe license with Marc Fisher LLC to develop, manufacture, and distribute athletic and fashion footwear under the GUESS? trademark in the U.S. and several countries worldwide. We believe this is an important step in expanding our presence both domestically and globally in GUESS? footwear. In 2003, we granted a new worldwide license for fragrances and related products. We will continue to strategically examine opportunities to expand our licensee portfolio by developing new licensees that can expand our brand penetration and compliment the GUESS? image.

We believe there are significant growth opportunities in international markets. We are working closely with our international licensees and distributors to develop these opportunities and to expand the availability of the GUESS? brand throughout the world. In 2003, we granted a new license to manufacture and distribute children’s clothing in certain territories of Europe.

Improved Product Sourcing.   Over the past several years, we have refocused our product sourcing strategies to increase efficiencies, reduce costs and improve quality. We currently purchase approximately 84% of our finished products from international vendors, primarily in Asia and Mexico. This is a significant change from years ago when we purchased the majority of our goods from domestic sources. We have increased our utilization of lower-cost, offshore “packaged purchases” in which we supply the product design and fabric selection, and the vendor manufactures and delivers the finished product. We have strategically aligned ourselves with sourcing vendors worldwide, who will take full responsibility for delivering quality, finished products in a timely manner. By continuing to use these packaged programs, we believe we can improve product gross margins, reduce carrying costs of raw materials and improve the timing of our deliveries and product quality. We also retain a close relationship with a number of domestic vendors located primarily in Los Angeles as we believe it is important to react to last minute trends as well as to respond to rush reorders.

Logistics.   In 2000, we opened an automated distribution center in Louisville, Kentucky to replace the distribution center in Los Angeles as our primary distribution center. This 500,000 square-foot facility is near United Parcel Service’s national transit hub and has contributed to the reduction of our shipping time to our stores and wholesale accounts that are east of the Mississippi River. Depending on processing volumes and productivity improvements, we expect that we will continue to reduce operating cost per unit by reducing handling costs in the new facility and will provide better service to our customers by faster shipping and reduced response times. As of December 31, 2004, this facility was approximately 50% utilized.

We focused on all aspects of our supply chain in 2004 and expect to continue in 2005. This has included the implementation of new systems such as the installation of an automated product sorter machine in the Kentucky distribution center in the fourth quarter of 2004 which should improve operating efficiencies through automation. These systems, along with other actions we are taking, should result in lower processing and freight costs in the future.

E-Commerce.   Our websites, www.guess.com, www.guessfactory.com and www.marciano.com, are virtual storefronts that promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of casual apparel and accessories. Not only have these virtual stores become a successful additional retail distribution channel, but also they have improved customer service and are fun and entertaining alternative-shopping environments. These sites also provide fashion information, provide a mechanism for customer feedback, promote customer loyalty and enhance our brand identity through interactive content. In 2004, these combined sites generated net sales comparable with the top retail GUESS? stores in the chain.

GUESS? Products

We derive net revenue from three primary sources: the sale of our men’s and women’s apparel, and the sale of our licensees’ products through our network of retail and factory outlet stores in the U.S. and Canada; the sale of GUESS? men’s and women’s apparel worldwide to wholesale customers and distributors; and royalties from worldwide licensing activities.

The following table sets forth our net revenue from our business segments:

	Year Ended December 31,
	2004		2003		2002
	(dollars in thousands)
Net revenue:
Retail operations	$518,855	71.1%	$447,693	70.3%	$384,456	65.9%
Wholesale operations	163,165	22.4	149,113	23.5	159,625	27.4
Net revenue from product sales	682,020	93.5	596,806	93.8	544,081	93.3
Licensing operations	47,242	6.5	39,779	6.2	39,058	6.7
Total net revenue	$729,262	100.0%	$636,585	100.0%	$583,139	100.0%

Products.   Our product line is organized into two primary categories: men’s and women’s apparel. To take advantage of contemporary trends, we complement our core basic styles with more fashion-oriented items. Within our basic denim assortment, we have added new denim fabrics and washes. In addition, we have also added “immediates” and “nows” to our merchandise assortment; these are fashion forward styles that complement our current product line and are produced on an expedited basis.

Our line of women’s apparel also includes the MARCIANO product line, a full collection of better women’s  apparel incorporating a sophisticated, high fashion combination of colors and styles. These products currently are sold primarily through our GUESS? retail stores, our MARCIANO stores and our www.marciano.com website. The MARCIANO line is designed to complement our young contemporary line. We believe these products have significant potential and we are placing additional emphasis on this line in 2005 to increase its penetration in the marketplace.

Licensed Products.   The high level of desirability of the GUESS? brand among consumers has allowed us to selectively expand our product offerings and distribution channels worldwide through trademark licensing arrangements. We currently have 21 trademark licenses. Worldwide sales of licensed products (as reported to us by our licensees) were approximately $616 million in 2004. Our net royalties from these sales, including advances and renewal fees, were $47.2 million in 2004. Approximately 67.5% of our net royalties were derived from our top five licensees in 2004 and approximately 70.2% were derived from our domestic licensees.

Design

Under the direction of Maurice Marciano, GUESS? and MARCIANO products are designed by an in-house staff of three design teams (men’s, women’s, and MARCIANO) located in Los Angeles, California. Our design teams travel throughout the world in order to monitor fashion trends and discover new fabrics. Fabric shows in Europe, Asia and the U.S. provide additional opportunities to discover and sample new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. We also maintain a fashion library consisting of antique and contemporary garments as another source of creative concepts. In addition, our design teams regularly meet with members of the sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.

Domestic Retail Operations

At December 31, 2004, our domestic retail operations, which includes stores in both the U.S. and Canada, consisted of 186 full-price retail, 86 factory outlet, four kids and 11 new concept stores which sell GUESS? and MARCIANO-labeled products and which we own and operate directly. Below is a summary of store statistics as of December 31, 2004, 2003 and 2002.

	December 31,
	2004	2003	2002
Retail stores:
U.S.	150	147	138
Canada	36	35	33
	186	182	171
Factory stores:
U.S.	75	66	60
Canada	11	7	7
	86	73	67
New concept stores:
MARCIANO	5	—	—
Accessories	6	—	—
	11
Kids stores:	4	10	11
Total	287	265	249
Square footage at year end	1,460,000	1,372,000	1,277,000
Sales per average annual square foot	$369	$336	$312

Retail Stores.   At December 31, 2004, our full price domestic retail stores occupied approximately 943,000 square feet and ranged in size from approximately 2,000 to 13,500 square feet, with most stores between 3,000 and 6,000 square feet. Our retail stores carry a full assortment of men’s and women’s GUESS? merchandise, including most of our licensed products as well as MARCIANO, our recently introduced line that is carried exclusively in our stores. At December 31, 2004, our domestic GUESS kids stores occupied approximately 11,000 square feet and carried our girls’ and boys’ lines which have been supplied by one of our licensees since the spring of 2002, as well as infant’s clothing, which is supplied by the same licensee. In the fourth quarter of 2003, we made the decision to exit the kids stores which were performing below our expectations. All but four kids stores were closed by the end of 2004. During 2004, we opened nine new retail stores, closed five stores and six kids stores. Sales per square foot for our full price domestic retail stores, not including factory outlet or new concept stores, increased from $332 in 2003 to $369 in 2004.

Factory Outlet Stores.   At December 31, 2004, our domestic factory outlet stores occupied approximately 481,000 square feet and ranged in size from approximately 2,700 to 10,700 square feet, with most stores between 5,000 and 6,000 square feet. They are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our full-price retail stores. These stores sell selected styles of GUESS? apparel and licensed products at a discount to value-conscious customers. We also use the factory outlet stores to liquidate excess inventory and thereby protect the GUESS? image. During 2004, we opened 14 new factory stores and closed one store. Sales per square foot for our domestic factory outlet stores increased from $345 in 2003 to $367 in 2004.

New Concept Stores.   In 2004 we opened our first five MARCIANO and six Accessories concept stores. We plan to continue to test and monitor the performance of these new store concepts carefully. These concepts leverage the name recognition of our brands and the reputation we have for sexy, contemporary styling to extend our brand into new areas. The MARCIANO brand is attracting a slightly older, more sophisticated customer, while the Accessories stores are enabling us to build a more meaningful presence in this high-margin segment.

Domestic Wholesale Customers

Our domestic wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading domestic wholesale customers include Federated Department Stores, Inc., The May Department Stores Company and Dillard’s, Inc. During 2004, our products were sold directly to consumers from approximately 930 doors in the U.S.

A major element of our merchandising strategy is our focus on trend right products supported by key fashion basics. For the women’s line, we are capitalizing on feminine looks and denim, with an emphasis to grow the basics categories. The men’s line is more updated with natural rugged fabrics and fashion denim with new washes.

We have sales representatives in our showrooms in New York and Los Angeles. They coordinate with customers to determine the inventory level and product mix that should be carried in each store to maximize retail sell-throughs and enhance the customers’ profit margins. The inventory level and product mix are then used as the basis for developing sales projections and product needs for each wholesale customer and for scheduling production. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately.

A few of our domestic wholesale customers, including some under common ownership, have accounted for significant portions of our net revenue. During 2004, Bloomingdale’s, Macy’s and other affiliated stores owned by Federated Department Stores, Inc. were our largest domestic wholesale customers and together accounted for approximately 5.1% of our net revenue.

International Business

We derive net revenue and earnings outside the U.S. and Canada from two principal sources: (a) sales of GUESS? brand apparel directly to seven foreign distributors who distribute it to better department stores, upscale specialty retail stores and GUESS?-licensed retail stores operated by our international distributors and (b) royalties from licensees who manufacture and distribute GUESS? branded products outside the U.S. We sell products through distributors and licensees throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America.

At December 31, 2004, our licensees and distributors operated internationally (outside the U.S. and Canada) 248 GUESS? retail and outlet stores and in-store shops. Our retail store license agreements generally provide detailed guidelines for store fixtures and merchandising programs. The appearance, merchandising and service standards of these stores are closely monitored to ensure that our image and brand integrity are maintained. We have been advised by our distributors and licensees that in 2005 they plan to open approximately 120 new retail stores and in-store shops and to remodel approximately 50 existing locations. We also own and operate four GUESS? retail stores in Italy. As part of our acquisition of Maco, we will own ten additional stores in Europe.

As previously mentioned, on December 31, 2004, we entered into an agreement with Fingen S.p.A. and Fingen Apparel N.V., to acquire the remaining 90% of the shares not already owned by the Company of Maco, the Italian licensee of GUESS jeanswear for men and women in Europe as well as the assets and leases of certain retail stores in Europe. This transaction closed in January, 2005.

License Agreements and Terms

Our trademark license agreements customarily provide for a three- to five-year initial term with a possible option to renew prior to expiration for an additional multi-year period. In addition to licensing trademarks for products which complement our apparel products, we have granted trademark licenses for the manufacture and sale of GUESS? branded products similar to ours, including men’s and women’s denim and knitwear, in markets such as Europe, Japan, the Philippines, Mexico, South Africa and South Korea. Licenses granted to certain licensees that have produced high-quality products and have demonstrated solid operating performance, such as GUESS? Handbags and GUESS? Eyewear, have been renewed and in some cases expanded to include new products or markets. In other cases, products that were formerly licensed, such as our women’s knits line, are now being produced in-house. The typical license agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee’s net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products and in many cases we place the ads on behalf of the licensee and are reimbursed. In addition, to protect and increase the value of our trademarks, our license agreements include strict quality control and manufacturing standards.

Our Licensing Department meets regularly with licensees to ensure consistency with our overall merchandising and design strategies, to monitor quality control and to protect the GUESS? trademark and brand. The Licensing Department approves in advance all GUESS? licensed products, advertising, promotional and packaging materials.

Advertising and Marketing

Our advertising, public relations and marketing strategy is designed to promote a consistent high impact image which endures regardless of changing consumer trends. Since our inception, Paul Marciano has had principal responsibility for the GUESS? brand image and creative vision. All worldwide advertising and promotional material is controlled through our Advertising Department based in Los Angeles. GUESS Jeans, GUESS U.S.A. and GUESS?, Inc. images have been showcased in dozens of major publications and outdoor and broadcast media throughout the U.S. and the world.

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

We further strengthen communications with customers through our websites (www.guess.com, www.guessfactory.com and www.marciano.com). These global media enable us to provide timely information in an entertaining fashion to consumers about our history, products and store locations, and allow us to receive and respond directly to customer feedback.

Sourcing and Product Development

We source products through numerous suppliers, many of whom have established long-term relationships with us. We seek to achieve the most efficient means for timely delivery of our products. Our fabric specialists work with fabric mills in the U.S., Mexico, Europe and Asia to develop woven and knitted fabrics that enhance the products’ comfort, design and appearance. For a substantial portion of our apparel products, production planning takes place generally four to five months prior to the corresponding selling season. Delivery of certain basic products is accomplished through our Quick Response EDI (Electronic Data Interchange) replenishment system which ensures shipment of such products generally within 48 hours of receipt of customer orders.

We do not own any production equipment. To remain competitive, in recent years we have increasingly sourced our finished products globally. During 2004, we sourced approximately 84% of our finished products from third-party suppliers located outside the U.S. Most of these finished products are acquired as package purchases where we supply the design and fabric selection and the vendor delivers the finished product. Although we have long-term relationships with many of our vendors, we do not have long-term written agreements with them. Our production and sourcing staff in Los Angeles oversees aspects of apparel manufacturing, quality control and production, and researches and develops new sources of supply. In 2005, we plan to expand our Hong Kong office to allow us to source directly from overseas factories and move quality control and other production functions upstream to reduce development costs and improve development cycle time.

Sources and Availability of Raw Materials

Our products use a variety of raw materials, principally consisting of woven denim, woven cotton and knitted fabrics and yarns. Historically, we make commitments for a significant portion of our fabric well in advance of sales.

Quality Control

Our quality control program is designed to ensure that products meet our high quality standards. We monitor the quality of our fabrics prior to the production of garments and inspect prototypes of each product before production runs commence. We also perform random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in our distribution centers. We believe that our policy of inspecting our products at our distribution centers and at the vendors’ facilities is important to maintain the quality, consistency and reputation of our products.

Distribution Centers

We utilize distribution centers at strategically located sites. Until 1999, distribution of our products in the U.S. was centralized in our facility in Los Angeles, California, which we operate and lease from a related party. In January 2000, we opened an automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles as our primary distribution center. This facility was fully operational in the second quarter of 2000. Distribution of our products in Canada is handled from our distribution center in Montreal, Canada. At December 31, 2004, we also owned ten-percent of our European jeanswear licensee, Maco, which utilizes a distribution center in Florence, Italy owned by an affiliate of Maco and services Europe. Additionally, we utilize a contract warehouse in Hong Kong that services the Pacific Rim.

At our distribution center in Kentucky, we use fully integrated and automated distribution systems. The bar code scanning of merchandise, picking tickets and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to the distribution information systems. As of December 31, 2004, this facility was approximately 50% utilized. We continue to monitor our distribution center integration as our business grows and the center matures.

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

Information Systems

We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in computer hardware, system applications and networks. Our computer information systems consist of a full range of financial, distribution, merchandising, in-store, supply chain and other systems. During 2004, we completed the implementation of a new supply chain system and a retail store inventory allocation system.

Trademarks

We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, BRAND G, a stylized G and a stylized M, GUESS Kids, Baby GUESS, and GUESS Collection. As of December 31, 2004, we had approximately 2,200 U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in 173 countries around the world, including the U.S. From time to time, we adopt new trademarks in connection with the marketing of new product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.

Like many well-known brands, our trademarks are subject to infringement. We have staff devoted to the monitoring and aggressive protection of our trademarks worldwide.

See “Important Factors Regarding Forward-Looking Statements” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein.

Wholesale Backlog

We maintain a model stock program in our basic denim products which generally allows replenishment of a customer’s inventory within 48 hours. We typically receive orders for our fashion apparel 90 to 120 days prior to the time the products are delivered to stores. At February 26, 2005, we had unfilled wholesale orders in the U.S., consisting primarily of orders for fashion apparel, of approximately $38.5 million, compared to $32.9 million for such orders at February 28, 2004. The backlog of wholesale orders at any given time is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Employees

We strongly believe that our employees (“associates”) are our most valuable resources. As of January 2005, there were approximately 6,800 associates, including corporate personnel employed by GUESS in the U.S. and Canada. Associates include approximately 700 in our wholesale and corporate operations and 6,100 in our retail operations.

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

Financial Information About Geographic Areas

See Note 14 to the Consolidated Financial Statements for a discussion regarding our domestic and foreign operations.

Website Access to Our Periodic SEC Reports

We make available free of charge at www.guess.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the charters of our Board of Directors’ Audit, Compensation and Nominating and Governance Committees as well as the Board of Directors’ Governance Guidelines and our Code of Conduct are posted on our website. We may from time to time provide important disclosures to our investors by posting them in the investor info section of the Guess?, Inc. portion of the website, as allowed by SEC rules. Printed copies of these documents may be obtained by writing or telephoning us at Guess?, Inc., 1444 South Alameda Street, Los Angeles, California 90021, (213)765-5578, Attention: Investor Relations.

ITEM 2.   Properties.

Certain information concerning our principal facilities, all of which are leased at December 31, 2004, is set forth below:

Location	Use	Approximate Area in Square Feet
1444 South Alameda Street Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, distribution and warehouse facilities, production control, and sourcing used by our Wholesale and Retail segments, and our Corporate groups	355,000
1610 Freeport Drive Louisville, Kentucky	Distribution and warehousing facility used by our Wholesale and Retail segments	506,000
144 S. Beverly Drive Beverly Hills, California	Administrative offices	1,200
1385 Broadway New York, New York	Administrative offices, public relations, and showrooms used by our Wholesale and Retail segments	36,000
110 E. Ninth Street Los Angeles, California	Showrooms used by our Wholesale segment	4,400
Montreal/Toronto, Canada	Administrative offices and warehouse facilities used by our Wholesale and Retail segments	76,000
Kowloon, Hong Kong	Distribution and licensing coordination facilities used by our Wholesale segment	4,400
Florence/Milan, Italy	Administrative office and showrooms used by our Wholesale segment	30,700

Our corporate, wholesale and retail headquarters and certain production and warehousing facilities are located in Los Angeles, California and in Beverly Hills, California, consisting of five buildings totaling approximately 356,200 square feet. All of these properties are leased by us, and certain of these facilities are leased from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the “Principal Stockholders”), Armand Marciano, their brother and former executive of the Company, and their families pursuant to leases that expire in February 2006 and July 2008. The total lease payments to these limited partnerships are $228,000 per month with aggregate minimum lease commitments to these partnerships at December 31, 2004, totaling approximately $9.7 million. See Note 10 to the Consolidated Financial Statements for further information regarding related party transactions.

Through early 2000, distribution of our products in the U.S. was centralized in our Los Angeles, California facility. In 2000, we leased an automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles as our primary distribution center. Our Canadian business operates a distribution facility located in Montreal, Canada. At December 31, 2004, we also owned ten-percent of our European jeanswear licensee, Maco, which utilizes a distribution center in Florence, Italy owned by an affiliate of Maco and services Europe. Additionally, we utilize a contract warehouse in Hong Kong that services the Pacific Rim.

We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facility and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through March 2016. These facilities are located principally in the

U.S., with aggregate minimum lease commitments, at December 31, 2004, totaling approximately $440.9 million.

The current terms of our store leases, excluding renewal options, expire as follows:

Years Lease Terms Expire	Number of Stores
2005-2007	101
2008-2010	84
2011-2013	53
2014-2015	47
Thereafter	2

We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations. See Notes 10 and 11 to the Consolidated Financial Statements for further information regarding current lease obligations.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote during the fourth quarter of fiscal year 2004.

PART II

ITEM 5.   Market for Registrant’s Common Equity and Related Stockholder Matters.

Since August 8, 1996, the Company’s common stock has been listed on the New York Stock Exchange under the symbol ‘GES.’ The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s Common Stock, as reported on the New York Stock Exchange Composite Tape:

	High	Low
Year ended December 31, 2004
First Quarter 2004	$17.62	$11.17
Second Quarter 2004	19.40	13.90
Third Quarter 2004	18.03	14.38
Fourth Quarter 2004	17.99	11.71
Year ended December 31, 2003
First Quarter 2003	$4.24	$3.30
Second Quarter 2003	6.60	3.38
Third Quarter 2003	9.80	5.85
Fourth Quarter 2003	15.60	8.39

On March 1, 2005, the closing sales price per share of the Company’s common stock, as reported on the New York Stock Exchange Composite Tape, was $14.47. On March 1, 2005, there were 225 holders of record of the Company’s common stock.

Dividend Policy

We intend to use our cash flow from operations in 2005 primarily to fund principal payments, the acquisition of Maco, expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure and operations. Any future determination as to the payment of dividends will be at the discretion of the Company’s Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The agreement governing our revolving Credit Facility restricts the payment of dividends by the Company. Since our initial public offering on August 8, 1996, we have not declared any dividends on our common stock.

ITEM 6.   Selected Financial Data.

The selected financial data set forth below have been derived from the audited consolidated financial statements of the Company and the related notes thereto. The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the related Notes contained herein and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of operations data:
Net revenue	$729,262	$636,585	$583,139	$677,620	$779,217
Earnings (loss) from operations	55,482	20,600	(8,526)	23,829	42,468
Income taxes (benefit)	21,147	5,500	(5,550)	4,500	13,100
Net earnings (loss)	29,566	7,286	(11,282)	6,242	16,493
Earnings (loss) per share:
Basic	$0.67	$0.17	$(0.26)	$0.14	$0.38
Diluted	$0.66	$0.17	$(0.26)	$0.14	$0.38
Weighted number of shares outstanding—basic	44,010	43,279	43,392	43,656	43,464
Weighted number of shares outstanding— diluted	44,544	43,558	43,392	43,958	43,819

	December 31,
	2004	2003	2002	2001	2000
Balance sheet data:
Working capital(1)	$138,224	$99,769	$21,426	$95,263	$96,289
Total assets	424,304	362,765	349,532	362,463	419,683
Notes payable and long-term debt, excluding current installments	41,396	54,161	1,480	80,119	103,781
Stockholders’ equity	220,577	182,782	166,280	177,924	175,156

(1)          Working capital at December 31, 2002, reflects the $79.6 million of 9 1/2% Senior Subordinated Notes due 2003 as current debt and therefore a reduction in working capital.

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary

We derive our net revenue from the sale of GUESS? men’s and women’s apparel, MARCIANO women’s apparel and our licensees’ products through our network of retail and factory outlet stores in the U.S. and Canada, from the sale of GUESS? men’s and women’s apparel worldwide to wholesale customers and distributors, from net royalties from worldwide licensing activities, from the sale of GUESS? apparel through the wholesale channel of our 100% owned Canadian subsidiary, GUESS? Canada Corporation (“Guess Canada”), and from the sale of GUESS? men’s and women’s apparel and our licensee products through our on-line stores at www.guess.com, www.guessfactory.com and www.marciano.com.

The business segments of the Company are wholesale, retail and licensing operations. Management evaluates segment performance based primarily on revenue and earnings from operations. Information relating to these segments is summarized in Note 14 to the Consolidated Financial Statements. The earnings from operations for each segment include those costs that are specifically related to each segment, consisting primarily of store operations, distribution, selling and merchandising, depreciation, amortization and employee compensation directly related to that business segment. In addition, the

Company is continuing to allocate design and advertising charges to the business segments based on the assessed benefit derived from the respective expenditures. This structure excludes from the segment results corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and include, among others, the following corporate costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal.

Executive Summary

During 2004, GUESS? continued to see improvement in its business which resulted in a solid financial performance for the fiscal year. We are benefiting from the initiatives we have undertaken on both the operational and product sides of our business. This improvement resulted in a 14.6% increase in net revenues to $729.3 million in 2004 from $636.6 million in 2003. The Company also increased its profitability in 2004 with net earnings of $29.6 million compared with net earnings of $7.3 million in 2003. The Company has seen significant improvement in its balance sheet with continued emphasis on reducing inventory levels and improving cash flow. During the year, inventory was reduced by 1.4% even though product sales increased by 14.3%. With strong cash management and improving operating performance, the Company also reduced total borrowings by $13.3 million or 19.5% during the year and increased cash and restricted cash by $38.0 million by year end.

Our retail segment, including full-priced retail, factory outlet, Canada, and E-commerce, generated net sales of $518.9 million during 2004, an increase of 15.9%, from $447.7 million in the prior year. This growth was driven by a comparable store sales increase of 9.9% and a larger store base, which represented a 6.1% increase in average square footage as compared to 2003. The comparable store sales increase reflects the improved results of both the men’s and women’s lines and our accessories business. In addition to strong same store sales growth, our retail stores also increased their margins and managed expenses effectively to deliver a substantial improvement in operating results.

One of our key growth strategies focuses on the development of our new MARCIANO line. This line was previously labeled as GUESS Collection and was rebranded as MARCIANO in the third quarter of 2004. The new assortment commands higher price points and it targets a more upscale, contemporary customer. The MARCIANO line is available in approximately 120 of our full-price retail stores in the U.S. and Canada. We also opened five MARCIANO stores in the second half of 2004 that feature this line exclusively.

We also began testing a new Accessories store concept in 2004. We believe we offer unique positioning in the marketplace with a well-recognized brand name at a more accessible price point than the luxury accessory brands. We opened six Accessories stores in the second half of 2004, which range in size between 1,000 and 3,000 square feet.

In the fourth quarter of 2003, management decided to exit the kids store business. At December 31, 2004, there were three kids retail stores and one kids factory store still open. As of February 2005, we had closed one of these kids stores and intend to close two additional kids stores by year end. We do not expect the closings and the charges related thereto to have a significant impact on 2005 operating results.

While we are still experiencing challenges in our wholesale segment, we have seen some improvements in domestic gross margins and in our international operations. The wholesale segment revenues for 2004 increased 9.4% to $163.2 million from $149.1 million in 2003. International wholesale revenue increased by $20.2 million in 2004 compared to 2003. In the fourth quarter of 2004, we announced the proposed acquisition of our European jeanswear licensee. Negotiations were completed in the fourth quarter and the transaction closed in January, 2005. We expect this transaction will add approximately $100 million in revenues and be slightly accretive to 2005 earnings. See Note 18 to the Consolidated Financial Statements. We expect our wholesale business to grow in 2005 primarily reflecting the acquisition of our European jeanswear licensee. Our products were sold domestically in approximately 930 doors at the end of 2004 compared with approximately 850 doors at the end of 2003.

Our licensing segment performed well with increased 2004 revenues of $47.2 million compared to $39.8 million in 2003. We had 21 licensees at the end of 2004 as compared to 22 at the end of 2003. Licensing operating earnings increased to $37.7 million in 2004 from $32.3 million in 2003.

The Company has continued to make investments to improve operating efficiencies and inventory management. To this end, we implemented a new manufacturing system to gain further operating efficiencies through automation. This system, along with other actions we are taking, should result in improved product visibility and lower processing and freight costs. In addition, a new inventory allocation system we are rolling out is resulting in improved inventory turnover and in-stock positions in the stores, and is contributing to higher store sales volumes with less inventory.

Application of Critical Accounting Policies

The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an ongoing basis including those related to the valuation of inventories, accounts receivable allowances, the useful life of assets for depreciation, restructuring expense and accruals, evaluation of impairment, recoverability of deferred taxes and evaluation of net recoverable amounts and accruals for the sublet of certain lease obligations. The Company believes that the following significant accounting policies involve a higher degree of judgment and complexity.

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

Valuation of goodwill, intangible and other long-lived assets:

The Company assesses the impairment of its long-lived assets (i.e., goodwill, and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate income from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the assets (other than goodwill) are assessed to be recoverable, they are depreciated or amortized over the periods benefited. If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of those assets. Fair value is determined based upon the undiscounted cash flows derived from the underlying asset.

Litigation reserves:

Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on the remaining pending litigation is uncertain. As additional information becomes available, the Company will assess the potential liability related to pending litigation and will revise estimates as appropriate. Such revisions in estimates of the potential liability could materially impact the results of operations and financial position.

Results of Operations

The following table sets forth actual operating results for the 2004, 2003 and 2002 fiscal years as a percentage of net revenue:

	Year Ended December 31,
	2004	2003	2002
Product sales	93.5%	93.8%	93.3%
Net royalties	6.5	6.2	6.7
Total net revenue	100.0	100.0	100.0
Cost of product sales	62.4	65.4	65.8
Gross profit	37.6	34.6	34.2
Selling, general and administrative expenses	30.0	31.0	34.8
Litigation settlement	—	—	(0.7)
Restructuring, impairment and severance charges	—	0.4	1.6
Earnings (loss) from operations	7.6	3.2	(1.5)
Interest expense	0.7	1.2	1.6
Interest income	(0.1)	—	—
Other, net	—	—	(0.1)
Earnings (loss) before income taxes	7.0	2.0	(3.0)
Income taxes (benefit)	2.9	0.9	(1.0)
Net earnings (loss)	4.1%	1.1%	(2.0)%

Year ended December 31, 2004 Compared to Year ended December 31, 2003.

Net revenue.   Net revenue increased $92.7 million or 14.6% to $729.3 million for the year ended December 31, 2004, from $636.6 million for the year ended December 31, 2003. The increase was driven by improvements in all of our segments, but was primarily attributable to sales growth in the retail segment.

Net revenue from retail operations increased $71.2 million, or 15.9%, to $518.9 million for the year ended December 31, 2004, from $447.7 million for the year ended December 31, 2003. The increase was driven by a comparable store sales increase of 9.9% which accounted for $42.4 million of the increase and a $28.8 million increase due to an average of 14 new stores during 2004 with a 6.1% increase in average square footage as compared to last year. The most significant comparable store sales increases were in our Canadian retail stores. Currency fluctuations had a positive impact on our Canadian results. Currency fluctuations accounted for $4.6 million of the increase in net revenue.

Net revenue from wholesale operations increased $14.1 million or 9.4% to $163.2 million for the year ended December 31, 2004, from $149.1 million for the year ended December 31, 2003. The increase was driven by growth in international wholesale. Domestic wholesale net revenue decreased $6.1 million, or 6.4%, to $89.4 million in 2004 from $95.5 million in 2003, reflecting lower shipments to our domestic wholesale customers, primarily department stores. International wholesale net revenues increased $20.2 million, or 37.7%, to $73.8 million in 2004 from $53.6 million in 2003. The growth of our international business was driven by strong performance in handbags in Europe. Currency fluctuations accounted for $5.7 million of the increase in net revenue.

Net royalties from licensing operations increased by $7.4 million, or 18.8%, to $47.2 million for the year ended December 31, 2004, from $39.8 million for the year ended December 31, 2003. This growth was driven by our domestic licensees, as a result of the strength of our accessories business. The composition of licensees has remained consistent in 2004 as compared to 2003, decreasing from 22 licensees in 2003 to 21 at the end of 2004.

Gross profit.   Gross profit increased $53.9 million or 24.5% to $274.0 million for the year ended December 31, 2004, from $220.1 million for the year ended December 31, 2003. The increase is attributable to improved margins in both the retail and wholesale segments and higher licensing revenues. Gross profit for the retail segment increased $28.4 million, or 20.2%, to $168.7 million in 2004 from $140.3 million in 2003 due to the increase in comparable store sales and additional sales from the new stores in 2004. Gross profit for the wholesale segment increased $18.1 million, or 45.1%, to $58.1 million in 2004. The increase in gross profit for wholesale in 2004 was attributable to higher gross margins which accounted for $14.3 million of the increase, and to an increase in sales, which accounted for $3.8 million of the gross profit increase.

Gross margin (gross profit as a percentage of total net revenue) improved to 37.6% for the year ended December 31, 2004, from 34.6% for the year ended December 31, 2003. Gross margin from product sales increased to 33.2% for the year ended December 31, 2004, from 30.2% for the year ended December 31, 2003. Both retail and wholesale segments contributed to the gross margin improvement. The higher gross margin in the retail segment represented better leverage of store occupancy costs due to comparable store sales increases. The gross margin improvement in wholesale was due to a higher percentage of international wholesale sales which carries a higher overall margin and improved performance of product sales in the off-price market related to the domestic wholesale business.

The Company’s gross margins may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude a portion of them related to the wholesale segment’s distribution costs from gross margin, including them instead in selling, general and administrative expenses.

Selling, general and administrative expenses.   Selling, general and administrative (“SG&A”) expenses increased $21.4 million, or 10.8%, to $218.5 million, or 30.0% of net revenues for the year ended December 31, 2004, from $197.1 million, or 31.0% of net revenues for the year ended December 31, 2003.

The higher SG&A expenses resulted from a $5.3 million increase in advertising expenses and an $11.4 million increase in store selling expense. The higher store selling is attributable to the operation of an average of 14 net new stores accounting for $5.9 million of the increase, and a $5.5 million increase related to comparable store sales growth. SG&A expenses for the international wholesale business also increased $5.9 million reflecting the significant growth in that business during 2004. The improvement in the SG&A rate as a percent of net revenues reflects improved expense leverage on higher comparable store sales.

Restructuring, impairment and severance charges.   During the year ended December 31, 2003, the Company recorded restructuring, impairment and severance charges of $2.4 million ($1.4 million after tax or $0.06 per diluted share), which represented a charge of $0.8 million related to severance payments for the reduction in the Company’s workforce and a charge of $1.6 million related to the write-down of the value of certain impaired assets, of which $1.2 million related to the Company’s fourth quarter 2003 decision to close its 10 underperforming kids’ stores.

Earnings from operations.   Earnings from operations increased $34.9 million to $55.5 million in 2004 from $20.6 million in 2003. The 2003 results included restructuring, impairment and severance charges of $2.4 million. The retail segment generated earnings from operations of $47.8 million in 2004 compared to earnings from operations of $32.4 million in 2003. The increase in earnings from operations was primarily attributable to a 9.9% increase in comparable store sales for 2004 partially offset by $11.4 million in higher costs related to operating an average of 14 net new stores and the comparable store sales growth. The income from operations for the wholesale segment was $2.2 million in 2004 compared to a loss from operations of $9.0 million in 2003. The improved operating performance in the wholesale segment was principally due to an $18.1 million increase in wholesale gross margin attributable to a 9.4% increase in revenues, higher initial margins and a decreased loss on off-price sales. Earnings from operations for the licensing operating segment increased to $37.7 million in 2004, from $32.3 million in 2003 due primarily to the improved performance of our domestic accessories licensees. The cost of unallocated corporate overhead declined to $32.2 million in 2004 from $35.1 million in 2003 due to continued cost savings initiatives.

Interest expense.   Interest expense decreased $2.3 million or 29.1% to $5.7 million for the year ended December 31, 2004, from $8.0 million for the year ended December 31, 2003 reflecting lower effective interest rates and a lower average debt balance during the year. Total debt at December 31, 2004 was $54.8 million, which included $54.2 million of the Company’s 6.75% Secured Notes due 2012. On a comparable basis, the average debt balance for the year ended December 31, 2004 was $63.5 million, with an average effective interest rate of 8.9%, versus an average debt balance of $83.4 million, with an average effective interest rate of 9.6%, for the year ended December 31, 2003.

Income taxes.   Income tax for the year ended December 31, 2004 was $21.1 million, or a 41.7% effective tax rate, compared to the income tax of $5.5 million, or a 43.0% effective tax rate, for the year ended December 31, 2003. The change in the effective tax rate was the result of increased income in 2004 and the consequential lower impact of permanent tax differences and other adjustments compared to the prior year.

Net earnings.   Net earnings increased by $22.3 million to $29.6 million for the year ended December 31, 2004, from earnings of $7.3 million for the year ended December 31, 2003.

Year ended December 31, 2003 Compared to Year ended December 31, 2002.

Net revenue.   Net revenue increased $53.5 million or 9.2% to $636.6 million for the year ended December 31, 2003, from $583.1 million for the year ended December 31, 2002. The increase was primarily attributable to sales growth in the retail segment.

Net revenue from retail operations increased $63.2 million, or 16.4%, to $447.7 million for the year ended December 31, 2003, from $384.5 million for the year ended December 31, 2002. The increase was driven by a comparable store sales increase of 9.3% which accounted for $34.6 million of the increase and a $28.6 million increase due to an average of 19 new store openings with an 8.2% increase in square footage as compared to last year. The most significant increases were in our domestic factory outlet stores and our Canadian retail stores.

Net revenue from wholesale operations decreased $10.5 million or 6.6% to $149.1 million for the year ended December 31, 2003, from $159.6 million for the year ended December 31, 2002. Domestic wholesale net revenue decreased $11.8 million, or 11.0%, to $95.5 million in 2003 from $107.3 million in the same prior year period. The decrease in domestic wholesale revenue was attributable to the decrease in the average number of locations in which our products were offered. International wholesale net revenues increased $1.3 million, or 2.5%, to $53.6 million in 2003 from $52.3 million in the same prior year period. International wholesale net revenue increased primarily due to improved sales in Europe partially offset by reduced sales in the Middle East and South America.

Net royalties from licensing operations increased by $0.8 million, or 1.8%, to $39.8 million for the year ended December 31, 2003, from $39.0 million for the year ended December 31, 2002. The increase in net royalties was primarily due to positive royalty adjustments from licensee audits. The composition of licenses has remained consistent in 2003 as compared to 2002, increasing from 20 licensees in 2002 to 22 at the end of 2003.

Gross profit.   Gross profit increased $20.8 million or 10.4% to $220.1 million for the year ended December 31, 2003, from $199.3 million for the year ended December 31, 2002. The increase was attributable to improved margins at retail, partially offset by lower wholesale margins. Gross profit for the retail segment increased $23.3 million, or 19.9%, to $140.3 million in 2003 from $117.0 million in 2002 due to the increase in comparable store sales resulting in better leverage of the store occupancy costs. Gross profit for the wholesale segment decreased $3.3 million, or 7.4%, to $40.0 million in 2003 from $43.3 million in 2002. The decline in gross profit for wholesale was primarily due to the $10.5 million reduction in sales, which accounted for $2.8 million of the decrease.

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

The Company’s gross margins may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude a portion of them related to the wholesale segment’s distribution costs from gross margin, including them instead in selling, general and administrative expenses.

Selling, general and administrative expenses.   Selling, general and administrative (“SG&A”) expenses decreased $5.8 million, or 2.9%, to $197.1 million, or 31.0% of net revenues for the year ended December 31, 2003, from $202.9 million, or 34.8% of net revenues for the year ended December 31, 2002.

The improvement in SG&A expenses resulted from $5.4 million in lower advertising expenses and $5.6 million in other cost-cutting actions taken during 2003 partially offset by a $5.2 million increase for the operation of an average of 19 net new stores. The improvement in the SG&A rate as a percent of net revenues reflected lower SG&A expenses and increases in comparable store sales.

Litigation settlement.   During 2002, the Company received approximately $4.3 million in a litigation settlement.

Restructuring, impairment and severance charges.   During the year ended December 31, 2003, the Company recorded restructuring, impairment and severance charges of $2.4 million ($1.4 million after tax or $0.06 per diluted share), which represented a charge of $0.8 million related to severance payments for the reduction in the Company’s workforce and a charge of $1.6 million related to the write-down of the value of certain impaired assets, of which $1.2 million related to the Company’s fourth quarter decision to close its 10 underperforming kids’ stores.

During the year ended December 31, 2002, the Company recorded restructuring, impairment and severance charges of $9.2 million ($6.2 million after tax or $0.14 per diluted share). Included in this charge, the Company recorded $1.5 million in additional costs for rent paid, estimated rent to be paid and lease exit costs related to excess leased facilities and under-performing stores which were abandoned or closed in 2003. In addition, $6.9 million of the charges represented the write-down of the value of certain impaired assets, including fixed assets related to unprofitable stores. The remaining $0.8 million of the charge was related to severance costs for the termination of 59 employees, which was part of the Company’s continuing efforts to reduce costs, improve productivity, streamline its corporate structure and consolidate operations. The employees’ severance was paid in 2002 and 2003.

Earnings from operations.   Earnings from operations increased $29.1 million to $20.6 million in 2003 from a loss of $8.5 million in 2002. The 2003 results included restructuring, impairment and severance charges of $2.4 million, while the 2002 results included restructuring, impairment and severance charges of $9.2 million partially offset by a litigation settlement of $4.3 million. The retail segment generated earnings from operations of $32.4 million in 2003 compared to earnings from operations of $4.4 million in 2002. The increase in earnings from operations was primarily attributable to a 9.3% increase in comparable store sales for 2003 partially offset by $5.2 million in higher costs related to operating an average of 19 net new stores. The loss from operations for the wholesale segment was $9.0 million in 2003 compared to a loss from operations of $4.7 million in 2002. The increase in the operating loss for the wholesale segment was principally due to a $3.3 million decrease in wholesale gross margin attributable to a 6.6% decline in revenues, lower initial margins and an increased loss on off-price sales plus $1.0 million higher expenses primarily resulting from a restructuring charge of $0.5 million related to severance payments. Earnings from operations for the licensing operating segment increased to $32.3 million in 2003, from $29.1 million in 2002 due primarily to the reduced advertising expenses of $2.5 million. The cost of unallocated corporate overhead declined to $35.1 million in 2003 from $37.3 million in 2002 due to cost savings initiatives partially offset by the proceeds from a litigation settlement of $4.3 million received in 2002.

Interest expense.   Interest expense decreased $1.4 million or 15.6% to $8.0 million for the year ended December 31, 2003, from $9.4 million for the year ended December 31, 2002 reflecting the lower interest rate of 6.75% on the Secured Notes issued on April 28, 2003 compared to 9.5% on the Senior Subordinated Notes redeemed on May 27, 2003. Total debt at December 31, 2003 was $68.1 million, which included $66.8 million of the Company’s 6.75% Secured Notes due 2012. On a comparable basis, the average debt balance for the year ended December 31, 2003 was $83.4 million, with an average effective interest rate of 9.6%, versus an average debt balance of $91.4 million, with an average effective interest rate of 10.3%, for the year ended December 31, 2002.

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

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at December 31, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

	Payments due by period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$54,826	$13,430	$26,530	$14,866	$—
Operating Lease Obligations	440,916	63,778	121,201	105,555	150,382
Total	$495,742	$77,208	$147,731	$120,421	$150,382

Our need for liquidity will primarily arise from the funding of principal payments, the acquisition of Maco, expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure and operations. We have historically financed our operations primarily from internally generated funds and borrowings under our Credit Facility (defined below). The Maco acquisition will be financed with the existing Credit Facility, new borrowings and available cash. Please see “Important Factors Regarding Forward-Looking Statements” below for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as arranger and administrative agent (the “Credit Facility”), which replaced a previous credit agreement. The Credit Facility has a term of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company’s Canadian subsidiaries under a separate credit agreement (currently $15 million). The Credit Facility includes a $47.5 million sub-limit for letters of credit. Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers. For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company’s financial performance as measured by a cash flow test. This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Monthly commitment fees for unused borrowings up to $60 million under the Credit Facility are 37.5 basis points per annum times the difference between $60 million and the amount of outstanding loans and letters of credit. The Credit Facility requires the Company to maintain a minimum tangible net worth, as defined, if excess availability under the Credit Facility is less than $20 million. The agreement also restricts the payment of dividends by the Company, the incurrence of certain indebtedness and certain loans, and investments other than capital expenditures.

On December 30, 2004, the Company and certain of its affiliates entered into an amendment to the Credit Facility. The amendment, among other things, (i) increases to $55 million the aggregate amount of letters of credit that may be outstanding under the loan agreement and limits the amount of letters of credit that may be issued in currencies other than U.S. dollars to $35 million, (ii) permits the acquisition by the Company and its affiliates of the remaining shares of capital stock not currently owned by the

Company and its affiliates of Maco Apparel S.p.A., a licensee of the Company, and (iii) permits the guarantee of certain indebtedness by the Company and its affiliates in connection with the acquisition. The documents covering the Canadian portion of the Credit Facility were also amended to permit the actions described in clauses (ii) and (iii) above. At December 31, 2004, the Company had $0.7 million in outstanding borrowings under the Credit Facility; it had $2.5 million in outstanding standby letters of credit, $11.0 million in outstanding documentary letters of credit, and approximately $43.6 million available for future borrowings. As of December 31, 2004, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003, Guess? Royalty Finance LLC, an indirect wholly-owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (the “Secured Notes”). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements. The Secured Notes pay interest and amortize principal quarterly. Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), an indirect wholly-owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company. The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000. At December 31, 2004, the Company had $3.7 million of restricted cash related to the interest reserve. The net proceeds, after interest reserves and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the 9½% Senior Subordinated Notes due in August 2003. The Company called the 9½% Senior Subordinated Notes for redemption on May 27, 2003. At December 31, 2004, the Company had $54.2 million outstanding under the Secured Notes.

During the fiscal year 2004, the Company relied on trade credit along with available cash and borrowings under the Credit Facility, and internally generated funds to finance its operations and expansion. Net cash provided by operating activities was $81.6 million for the year ended December 31, 2004 compared to $65.9 million of net cash provided by operating activities for the year ended December 31, 2003. The increase in cash provided by operating activities reflects a $22.3 million improvement in net earnings in 2004 versus 2003, partially offset by net changes in operating assets and liabilities. At December 31, 2004, the Company had working capital of $138.2 million compared to $99.8 million at December 31, 2003.

Capital expenditures totaled $34.8 million before lease incentives of $7.5 million for the year ended December 31, 2004. This compared to capital expenditures of $21.7 million before lease incentives of $3.5 million for the year ended December 31, 2003. The Company’s capital expenditures for 2005 are planned at approximately $42.0 million before lease incentives of approximately $7.0 million, primarily for retail store expansion of approximately 36 stores, significant store remodeling programs, investments in information systems and enhancements in other infrastructure.

The Company’s primary working capital needs are for inventory and accounts receivable. The Company’s inventory levels decreased $1.2 million in 2004 to $82.3 million at December 31, 2004 from $83.5 million at December 31, 2003. The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for the Maco acquisition, working capital, capital expenditures, and interest and principal payments on its debt, primarily with cash flow from operations supplemented by borrowings under the Credit Facility and new debt.

In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP. During 2004, 35,397 shares of the Company’s common stock were issued out of its treasury shares pursuant to the ESPP at an average price of $12.78 per share for a total of $0.5 million.

In May 2001, the Company’s Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in open market transactions. During 2002, the Company purchased 606,000 shares at an aggregate cost of $3.2 million, or an average of $5.21 per share. No share repurchases were made during the years ended December 31, 2003 and 2004. Since the inception of the share repurchase program in May 2001, the Company has purchased 1,137,000 shares at an aggregated cost of $7.1 million, or an average of $6.26 per share.

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

Inflation

The Company does not believe that the relatively moderate rates of inflation experienced in the U.S. over the last three years have had a significant effect on net revenue or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company’s products are manufactured and sold, management does not believe that foreign rates of inflation have had a material adverse effect on its net revenue or profitability.

Impact of Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS 151 also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (R) (“SFAS 123 (R)”), “Share-Based Payment.” SFAS 123 (R) requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. SFAS 123 (R) generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123 (R) is effective for the Company beginning with the third quarter of 2005. If SFAS 123 (R) had been adopted at the beginning of 2004, the impact would have been to reduce fully diluted earnings per share by approximately $0.03 per share.

Important Factors Regarding Forward-Looking Statements

Throughout this Annual Report on Form 10-K, including documents incorporated by reference herein, we make “forward-looking” statements, which are not historical facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be in the Company’s other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “continue”, and other similar terms and phrases, including references to assumptions.

Although the Company believes that the expectations reflected in any of the forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to the Company’s expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth, e-commerce, business seasonality, industry trends, consumer demands and preferences, competition and general economic conditions. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. The Company does not intend, and undertakes no obligation, to update the forward-looking statements to reflect future events or circumstances.

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

•       a failure by our suppliers to produce our products to our quality standards in a timely manner or to comply with acceptable labor practices; or

•       our inability to locate and replace suppliers in a timely fashion and on reasonably acceptable terms as necessary.

Our business is impacted by U.S. and international general economic and political conditions and could be adversely affected by:

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

•       inability to successfully integrate operations from acquisitions, including the acquisition of Maco, our European jeanswear licensee;

•       difficulties in managing and overseeing foreign operations;

•       inability to strengthen our inventory cost accounting controls and procedures;

•       continued or accelerated decline in the revenues of our domestic wholesale segment;

•       negative outcomes of pending and future litigation;

•       third party’s infringement upon or any other inability to protect our existing trademarks and proprietary rights;

•       foreclosure upon the trademarks and/or trademark license agreements pledged as collateral to holders of notes issued by our wholly owned subsidiary Guess? Royalty Finance LLC (“Pledged License Agreements”);

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

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

The Company receives U.S. dollars (“USD”) for substantially all product sales and licensing revenue. Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the cost of goods in the future. In addition, royalties received from international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in USD. During the last three fiscal years, exchange rate fluctuations have not had a material impact on inventory costs.

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

Forward Exchange Contracts	USD Equivalent	Maturity Date	Fair Value in USD at December 31, 2004
Canadian dollars	$1,000,000	January 4, 2005 to January 31, 2005	$1,102,064
Canadian dollars	1,000,000	February 1, 2005 to February 28, 2005	1,095,864
Canadian dollars	1,000,000	February 15, 2005 to March 15, 2005	1,045,685
Canadian dollars	1,000,000	March 1, 2005 to March 31, 2005	1,088,208
Canadian dollars	1,000,000	April 1, 2005 to April 29, 2005	1,088,624
Canadian dollars	1,000,000	May 2, 2005 to May 31, 2005	1,086,378
Canadian dollars	1,000,000	June 1, 2005 to June 30, 2005	1,058,251
Canadian dollars	1,000,000	July 5, 2005 to July 29, 2005	1,048,265
Canadian dollars	1,000,000	August 2, 2005 to August 27, 2005	1,037,281
	$9,000,000		$9,650,620
Euros	$3,200,000	February 15, 2005 to February 21, 2005	$3,378,093
Euros	4,015,000	March 4, 2005 to March 25, 2005	4,236,408
Euros	600,000	April 11, 2005	635,938
	$7,815,000		$8,250,439

Based upon the rates at December 31, 2004, the cost to buy the equivalent USD discussed above was approximately $11.6 million Canadian dollars and approximately 6.1 million Euros. At December 31, 2004, the Company had forward exchange contracts to purchase $16.8 million USD and the fair value of those contracts at that date was $17.9 million USD. At December 31, 2003, the Company had forward exchange contracts to purchase $7.3 million USD and the fair value of those contracts at that date was $7.6 million USD, respectively.

Interest Rate Risk

At December 31, 2004, 98.8% of the Company’s indebtedness contained a fixed interest rate of 6.75%. At December 31, 2003, 98.1% of the Company’s indebtedness contained a fixed interest rate of 6.75%. Substantially all of the Company’s remaining indebtedness, including borrowings under the Credit Facility, is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point change in interest rates is not expected to significantly impact the Company’s consolidated operating results.

ITEM 8.   Financial Statements and Supplementary Data.

The information required by this Item is incorporated herein by reference to the Consolidated Financial Statements and Supplementary Data listed in Item 15 of Part IV of this report.

ITEM 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.   Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officers and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There has been no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Guess?, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Guess?, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Guess?, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Guess?, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Also, in our opinion, Guess?, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guess?, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2004, and our report dated March 8, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
March 8, 2005

ITEM 9B.   Other Information.

None.

PART III

ITEM 10.   Directors and Executive Officers of the Registrant.

The information required by this item can be found under the caption “Directors and Executive Officers” in the Company’s Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year and is incorporated herein by reference.

With respect to Item 406 of Regulation S-K, our Code of Conduct is filed herewith as Exhibit 14.1.

ITEM 11.   Executive Compensation.

The information in the Proxy Statement set forth under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Security Ownership and Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

ITEM 13.   Certain Relationships and Related Transactions.

The information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14.   Principal Accountant Fees and Services.

The information set forth under the caption “Relationship with Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules.

Documents Filed with Report

(1)   Report of Independent Registered Public Accounting Firm

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

Guess?, Inc.
Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Guess?, Inc.:

We have audited the consolidated balance sheets of Guess?, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guess?, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Guess?, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

March 8, 2005

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$106,003	$67,163
Restricted cash	3,660	4,509
Receivables, net	53,915	32,602
Inventories, net	82,329	83,530
Prepaid expenses and other current assets	14,516	13,341
Deferred tax assets	10,600	9,499
Total current assets	271,023	210,644
Property and equipment, net	113,944	114,403
Goodwill	11,610	11,610
Long-term deferred tax assets	16,894	16,244
Other assets, net	10,833	9,864
	$424,304	$362,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$13,430	$13,931
Accounts payable	58,158	44,888
Accrued expenses	61,211	52,056
Total current liabilities	132,799	110,875
Notes payable and long-term debt, excluding current installments	41,396	54,161
Long-term deferred rent and lease incentives	25,282	14,947
Other long-term liabilities	4,250	—
	203,727	179,983
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued 65,188,828 and 64,719,287 shares at 2004 and 2003, outstanding 44,177,769 and 43,672,831 shares at 2004 and 2003, respectively	160	155
Paid-in capital	178,406	173,638
Deferred compensation	(1,093)	(509)
Retained earnings	192,748	163,182
Accumulated other comprehensive income	7,076	3,300
Treasury stock, 21,011,059 and 21,046,456 shares repurchased at 2004 and 2003, respectively	(156,720)	(156,984)
Stockholders’ equity	220,577	182,782
	$424,304	$362,765

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands, except per share data)
Net revenue:
Product sales	$682,020	$596,806	$544,081
Net royalties	47,242	39,779	39,058
	729,262	636,585	583,139
Cost of product sales	455,278	416,430	383,806
Gross profit	273,984	220,155	199,333
Selling, general and administrative expenses	218,502	197,130	202,930
Litigation settlement	—	—	(4,250)
Restructuring, impairment and severance charges	—	2,425	9,179
Earnings (loss) from operations	55,482	20,600	(8,526)
Other expense (income):
Interest expense	5,653	7,974	9,444
Interest income	(619)	(134)	(313)
Other, net	(265)	(26)	(825)
	4,769	7,814	8,306
Earnings (loss) before income tax expense (benefit)	50,713	12,786	(16,832)
Income tax expense (benefit)	21,147	5,500	(5,550)
Net earnings (loss)	$29,566	$7,286	$(11,282)
Earnings (loss) per share
Basic	$0.67	$0.17	$(0.26)
Diluted	$0.66	$0.17	$(0.26)
Weighted number of shares outstanding
Basic	44,010	43,279	43,392
Diluted	44,544	43,558	43,392

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2004, 2003 and 2002

	Compre- hensive Income (Loss)	Common Stock	Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(in thousands)
Balance at December 31, 2001		$ 147	$ 168,100	$ (320)	$ 167,178	$ (2,447)	$ (154,734)	$ 177,924
Comprehensive loss:
Net loss	$ (11,282)	—	—	—	(11,282)	—	—	(11,282)
Foreign currency translation adjustment	1,011	—	—	—	—	1,011	—	1,011
Unrealized loss on investments, net of tax effect	(129)	—	—	—	—	(129)	—	(129)
Total comprehensive loss	$ (10,400)
Issuance of common stock under stock compensation plans including tax effect		2	619	—	—	—	—	621
Issuance of stock under Employee Stock Purchase Plan		1	16	—	—	—	309	326
Deferred compensation		—	1,376	(409)	—	—	—	967
Purchase of treasury stock		—	—	—	—	—	(3,158)	(3,158)
Balance at December 31, 2002		$ 150	$ 170,111	$ (729)	$ 155,896	$ (1,565)	$ (157,583)	$ 166,280
Comprehensive income:
Net earnings	$ 7,286	—	—	—	7,286	—	—	7,286
Foreign currency translation adjustment	4,525	—	—	—	—	4,525	—	4,525
Unrealized gain on investments, net of tax effect	340	—	—	—	—	340	—	340
Total comprehensive income	$ 12,151
Issuance of common stock under stock compensation plans including tax effect		5	3,663	—	—	—	—	3,668
Issuance of stock under Employee Stock Purchase Plan		—	(290)	—	—	—	599	309
Deferred compensation		—	154	220	—	—	—	374
Balance at December 31, 2003		$ 155	$ 173,638	$ (509)	$ 163,182	$ 3,300	$ (156,984)	$ 182,782
Comprehensive income:
Net earnings	$ 29,566	—	—	—	29,566	—	—	29,566
Foreign currency translation adjustment	3,635	—	—	—	—	3,635	—	3,635
Unrealized gain on investments, net of tax effect	141	—	—	—	—	141	—	141
Total comprehensive income	$ 33,342
Issuance of common stock under stock compensation plans including tax effect		5	3,452	—	—	—	—	3,457
Issuance of stock under Employee Stock Purchase Plan		—	188	—	—	—	264	452
Deferred compensation		—	1,128	(584)	—	—	—	544
Balance at December 31, 2004		$ 160	$ 178,406	$ (1,093)	$ 192,748	$ 7,076	$ (156,720)	$ 220,577

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net earnings (loss)	$29,566	$7,286	$(11,282)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	34,975	34,924	37,727
Amortization of other assets	467	20	252
Deferred income taxes	(1,751)	5,013	(8,867)
Loss on disposition of property and equipment	136	3,034	8,152
Other items, net	2,665	1,639	362
Changes in operating assets and liabilities:
Restricted cash	849	(4,509)	—
Accounts receivable	(21,313)	2,835	5,063
Inventories	1,201	12,153	422
Prepaid expenses and other assets	(2,213)	(6,717)	(370)
Accounts payable	13,270	428	(3,473)
Accrued expenses	9,155	9,093	4,732
Long-term deferred rent and lease incentives	10,335	736	3,564
Other long-term liabilities	4,250	—	—
Net cash provided by operating activities	81,592	65,935	36,282
Cash flows from investing activities:
Purchases of property and equipment	(34,779)	(21,661)	(29,385)
Proceeds from the disposition of property and equipment	1,020	6	1,494
Proceeds from the sale of long-term investments	(327)	(190)	75
Acquisition of license	—	—	(1,347)
Net cash used in investing activities	(34,086)	(21,845)	(29,163)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	214,066	342,468	48,919
Repayment of notes payable and long-term debt	(227,332)	(355,994)	(55,029)
Issuance of common stock	4,453	4,351	1,914
Purchase of treasury stock	—	—	(3,158)
Net cash used in financing activities	(8,813)	(9,175)	(7,354)
Effect of exchange rates on cash and cash equivalents	147	495	118
Net increase (decrease) in cash and cash equivalents	38,840	35,410	(117)
Cash and cash equivalents at beginning of year	67,163	31,753	31,870
Cash and cash equivalents at end of year	$106,003	$67,163	$31,753
Supplemental disclosures
Cash paid (received) during the year for:
Interest	$4,832	$9,989	$9,221
Income taxes	13,071	(5,324)	1,186

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

Guess?, Inc. (the “Company” or “GUESS”) designs, markets, distributes and licenses a leading lifestyle collection of casual apparel and accessories for men and women that reflect the American lifestyle and European fashion sensibilities. The Company’s designs are sold in GUESS owned stores, to a network of wholesale accounts that includes primarily better department stores, selected specialty retailers and upscale boutiques and through the Internet. GUESS branded products, some of which are produced under license, are also sold internationally through a series of licensees and distributors.

Classification of Certain Costs and Expenses

The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in costs of product sales. Distribution costs related to the wholesale business are included in selling, general and administrative expenses and amounted to $8.2 million, $7.6 million and $8.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company includes store selling, selling and merchandising, advertising, wholesale distribution costs, design and other corporate overhead costs as a component of selling, general and administrative expenses.

Shipping Income and Expenses

The Company classifies amounts billed to customers for shipping fees as revenues, and classifies costs related to shipping as cost of product sales in the accompanying consolidated statements of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Guess?, Inc. and its wholly-owned direct and indirect subsidiaries as follows:  Guess? Retail, Inc., Guess? Licensing, Inc., Guess.com, Inc., Guess? Value LLC, Guess? IP LP LLC, Guess? IP GP LLC, Guess? IP Holder L.P., Guess? Royalty Finance, LLC, Guess? Europe, B.V., a Netherlands corporation (“GEBV”), Guess? Canada Corporation (“Guess Canada”, formerly named Strandel Inc.), a Canadian corporation, Guess? Canada Retail, Inc., a Canadian corporation, and Guess Italia, S.r.l., an Italian corporation. Accordingly, all references herein to “Guess?, Inc.” include the consolidated results of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated during the consolidation process.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the valuation of inventories, accounts receivable allowances, the useful life of assets for depreciation, restructuring expense and accruals, evaluation of impairment, recoverability of deferred taxes and evaluation of net recoverable amounts and accruals for the sublet of certain lease obligations. Actual results could differ from those estimates.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Investment Securities

The Company accounts for its investment securities in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 requires investments to be classified into one of three categories based on management’s intent: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at their amortized cost. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Trading securities are recorded at market value with unrealized gains and losses reported in operations. The Company accounts for its short-term investment securities as available-for-sale.

Earnings(Loss) per Share

Basic earnings (loss) per share represents net earnings (loss) divided by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents such as stock options.

The reconciliation of basic to diluted weighted average shares is as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Weighted average shares used in basic computations	44,010	43,279	43,392
Dilutive stock options	534	279	—
Weighted average shares used in diluted computation	44,544	43,558	43,392

For the fiscal years 2004 and 2003, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock. The diluted loss per share for fiscal year 2002 was computed using the basic weighted-average number of shares outstanding and excluded 132,189 potentially dilutive shares, as their effect would be anti-dilutive when applied to losses. Options to purchase 1,080,782, and 1,294,477 shares of common stock at prices ranging from $15.52 to $27.31, and $6.51 to $27.31 were outstanding during 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the shares of common stock and therefore such options would be anti-dilutive.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. The Company maintains cash with various major financial institutions and performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any institution. The Company extends credit to corporate customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral. The Company’s customers are principally located throughout North America, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. However, such credit risk is considered limited due to the Company’s large customer base. Management performs regular evaluations concerning the ability of its customers to satisfy their

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

obligations and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented are insignificant and have not significantly exceeded management’s estimates. A few of the Company’s domestic wholesale customers, including some under common ownership, have accounted for significant portions of its total net revenue. Bloomingdale’s, Macy’s and other affiliated stores owned by Federated Department Stores, Inc. together accounted for approximately 5.1%, 6.4%, and 8.9% of the Company’s net revenue in 2004, 2003 and 2002, respectively.

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

Revenue Recognition

The Company recognizes retail operations revenue at the point of sale, and wholesale operations revenue from the sale of merchandise when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is probable, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable. Royalty income is based upon a percentage, as defined in the underlying agreement, of the licensee’s actual net sales or minimum net sales, whichever is greater. The Company may receive payments in consideration of the grant of license rights. These payments are recognized as revenue over the term of the license agreement. The Company accrues for estimated sales returns and other allowances in the period in which the related revenue is recognized.

Depreciation and Amortization

Depreciation and amortization of property and equipment are provided using the straight-line method over the following useful lives:

Building and building improvements	10 to 31 years
Land improvements	5 years
Machinery and equipment	5 years
Corporate aircraft	10 years
Corporate vehicles	5 years
Shop fixtures	5 years

Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the initial term of the lease. Construction in progress is not depreciated until the related asset is completed and placed in service.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Foreign Currency Translation

The local currency is the functional currency for all of our international operations. In accordance with SFAS No. 52, “Foreign Currency Translation,” assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at year-end rates, while income and expenses are translated at the weighted-average exchange rates for the year. The related translation adjustments are reflected as a foreign currency translation adjustment in other comprehensive income (loss) as a separate component of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the results of operations. Foreign currency transaction losses included in the determination of net earnings (loss) were $(864,000), $(785,000) and $(238,000) for the years ended December 31, 2004, 2003 and 2002, respectively.

Foreign Currency Contracts

The Company may enter into forward foreign exchange contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to Canadian purchases of U.S. dollar denominated inventory and Italian purchases of U.S. dollar denominated inventory. The Company’s foreign currency contracts are not designated as hedges for accounting purposes and changes in fair value of the derivative instruments are included in net earnings (loss). At December 31, 2004, the Company had forward exchange contracts to purchase $16.8 million U.S. dollars for approximately $11.6 million Canadian dollars and approximately 6.1 million Euros. At December 31, 2003, the Company had forward exchange contracts to purchase $7.3 million U.S. dollars for approximately $9.8 million Canadian dollars.

Unrealized gains and losses on outstanding foreign currency exchange contracts, used to mitigate currency risk on future revenues and purchases, are included in earnings as a component of other income or expense. Unrealized gains (loss) were $(1,086,000), $(347,000) and $2,000 for the years ended December 31, 2004, 2003 and 2002.

Deferred Rent and Lease Incentives

When a lease includes lease incentives (such as a rent holiday or reimbursement of certain lessee construction costs) or requires fixed escalations of the minimum lease payments, rental expense is recognized on a straight-line basis over the initial term of the lease and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred rent and lease incentives in the accompanying consolidated balance sheets.

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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings (loss), unrealized gains or losses on investments and foreign currency translation adjustments and is presented in the consolidated statements of stockholders’ equity and comprehensive income (loss).

Business Segment Reporting

The Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The business segments of the Company are retail, wholesale and licensing. Information regarding these segments is summarized in Note 14 to the Consolidated Financial Statements.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. Investments are recorded at fair value.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At December 31, 2004 and 2003, the carrying value of all financial instruments was not materially different from fair value, as the fixed rate debt approximates rates currently available to the Company.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and other intangibles not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

value after this allocation is the implied fair value of the reporting unit goodwill and other intangibles. As of December 31, 2004, we had goodwill of approximately $11.6 million. No write-downs have been recognized for the year ended December 31, 2004, 2003, or 2002.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expenses charged to operations for the years ended December 31, 2004, 2003 and 2002 were $22.7 million, $17.4 million, and $21.6 million, respectively.

Reclassifications

In 2004, the Company changed how it presents in the statement of cash flows lease incentives for store leasehold improvement costs received from landlords. Previously, the Company presented purchases of property and equipment net of lease incentives in the statement of cash flows. The Company is now including these lease incentives as a component of net cash provided by operating activities and showing the purchases of property and equipment (excluding lease incentives) as a component of net cash used in investing activities. The impact of this reclassification was to increase purchases of property and equipment and net cash provided by operating activities from previously reported amounts by $3.5 million and $6.7 million for the years ended December 31, 2003 and 2002, respectively.

The Company has made certain other reclassifications to prior years’ consolidated financial statements to conform to classifications used in the current year. These reclassifications, including the above, had no impact on previously reported results.

Employee Stock Options

The Company has stock-based employee compensation plans, which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost for stock options is reflected in net earnings (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no compensation expense is recognized for common stock purchases under the Employee Stock Purchase Plan. The Company records compensation expense related to its restricted stock award plan in which the market price of the underlying stock at grant is recorded as unearned compensation and amortized to expense over the vesting period. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

provisions of FASB Statement No. 123, “ Accounting for Stock-Based Compensation,” as amended, to stock-based employee compensation (in thousands, except per share data):

	Year ended December 31,
	2004	2003	2002
Net earnings (loss), as reported	$29,566	$7,286	$(11,282)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	564	268	820
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,960)	(1,790)	(1,998)
Pro forma net earnings (loss)	$28,170	$5,764	$(12,460)
Earnings (loss) per share:
Basic—as reported	$0.67	$0.17	$(0.26)
Basic—pro forma	$0.64	$0.13	$(0.29)
Diluted—as reported	$0.66	$0.17	$(0.26)
Diluted—pro forma	$0.63	$0.13	$(0.29)

(2) New Accounting Standards

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS 151 also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (R) (“SFAS 123 (R)”), “Share-Based Payment.”  SFAS 123 (R) requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement.  SFAS 123 (R) generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123 (R) is effective for the Company beginning with the third quarter of 2005.  If SFAS 123 (R) had been adopted at the beginning of 2004, the impact would have been to reduce fully diluted earnings per share by approximately $0.03 per share.

(3) Investments

At December 31, 2004 and 2003, short-term investments included in prepaid expenses and other current assets consist of $1.9 million and $1.6 million, respectively, of marketable securities available for sale.

Long-term investments consist of certain marketable equity securities aggregating $0.7 million and $0.4 million at December 31, 2004 and 2003, respectively, and are included in other assets in the accompanying consolidated balance sheets. Unrealized gains related to marketable equity securities at December 31, 2004, amounted to $0.1 million, net of deferred tax liabilities of $0.1 million, and unrealized

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Investments (Continued)

gains of $0.3 million at December 31, 2003, net of deferred tax liabilities of $0.3 million are included as a component of stockholders’ equity and comprehensive income (loss).

(4) Accounts Receivable

Accounts receivable consists of trade receivables, less reserves aggregating $8,678,000 and $8,092,000, and royalty receivables, less allowance for doubtful accounts of $709,000 and $1,705,000 at December 31, 2004 and 2003, respectively.

(5) Inventories

Inventories are summarized as follows (in thousands):

	December 31,
	2004	2003
Raw materials	$9,089	$7,312
Work in process	2,431	1,718
Finished goods—retail	51,887	52,090
Finished goods—wholesale	18,922	22,410
	$82,329	$83,530

At December 31, 2004 and 2003, reserves for write-downs of inventories to the lower of cost or market totaled $5.4 million and $7.9 million, respectively.

(6) Property and Equipment

Property and equipment is summarized as follows (in thousands):

	December 31,
	2004	2003
Land and land improvements	$3,237	$3,237
Building and building improvements	3,324	3,324
Leasehold improvements	133,257	123,054
Machinery and equipment	159,175	149,798
Corporate aircraft	5,253	6,601
Shop fixtures	36,068	36,637
Construction in progress	4,708	8,530
	345,022	331,181
Less accumulated depreciation and amortization	231,078	216,778
	$113,944	$114,403

Construction in progress at December 31, 2004 and 2003 represents the costs associated with the construction in progress of buildings and improvements to be used in the Company’s operations. During the years ended December 31, 2004, 2003 and 2002, interest costs capitalized in construction in progress amounted to $109,000, $411,000, and $156,000, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Property and Equipment (Continued)

The Company recorded a charge for the impairment of long-lived assets of $1.6 million during fiscal year 2003 to write down the net book value of property and equipment related to certain under-performing stores, consisting primarily of leasehold improvements, and machinery and equipment. These write-downs resulted in a direct reduction of leasehold improvements of $2.4 million and a reduction in machinery and equipment of $1.6 million in 2003. Additionally, accumulated depreciation and amortization were reduced by $2.4 million in 2003 as a result of these impairments.

(7) Accrued Expenses

Accrued expenses are summarized as follows (in thousands):

	December 31,
	2004	2003
Accrued compensation and benefits	$14,992	$12,816
Sales and use taxes, property taxes, and income taxes	18,816	11,032
Store credits and gift certificates	6,521	5,588
Deferred rent and lease incentives	4,613	8,082
Construction costs	3,259	2,497
Advertising	2,348	525
Deferred royalties	1,713	—
Professional fees	1,426	1,598
Freight	1,005	324
Other	6,518	9,594
	$61,211	$52,056

(8) Notes Payable and Long-Term Debt

Notes payable and long-term debt are summarized as follows (in thousands):

	December 31,
	2004	2003
6.75% Secured Notes due 2012 with interest payable quarterly in March, June, September and December	$54,161	$66,785
$85 million revolving credit facility	648	—
Other obligations, maturing in varying amounts through 2005	17	1,307
	54,826	68,092
Less current installments	13,430	13,931
Long-term debt, excluding current installments	$41,396	$54,161

On September 27, 2002, the Company entered into a new credit facility led by Wachovia Securities, Inc., as Arranger and Administrative Agent (“Credit Facility”), which replaced a previous credit agreement. The Credit Facility has a term of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company’s Canadian subsidiaries under a separate credit agreement (currently $15 million). The Credit Facility includes a $47.5 million sub-limit for letters of credit. Borrowings available under the Credit Facility are subject to a borrowing base and outstanding

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Notes Payable and Long-Term Debt (Continued)

borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers.

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

On December 30, 2004, the Company and certain of its affiliates entered into an amendment to the Credit Facility. The amendment, among other things, (i) increases to $55 million the aggregate amount of letters of credit that may be outstanding under the loan agreement, and limits the amount of letters of credit that may be issued in currencies other than U.S. dollars to $35 million, (ii) permits the acquisition by the Company and its affiliates of the remaining shares of capital stock not currently owned by the Company and its affiliates of Maco Apparel S.p.A. (“Maco”), a former licensee of the Company, and (iii) permits the guarantee of certain indebtedness by the Company and its affiliates in connection with the acquisition. The documents covering the Canadian portion of the Credit Facility were also amended to permit the actions described in clauses (ii) and (iii) above. At December 31, 2004, the Company had $0.7 million in outstanding borrowings under the Credit Facility; it had $2.5 million in outstanding standby letters of credit, $11.0 million in outstanding documentary letters of credit, and approximately $43.6 million available for future borrowings. As of December 31, 2004, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003, Guess? Royalty Finance LLC, an indirect wholly owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (“Secured Notes”). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements. The Secured Notes pay interest and amortize principal quarterly. Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), an indirect wholly owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company. The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000. At December 31, 2004, the Company had $3.7 million of restricted cash related to the interest reserve. The net proceeds, after interest reserves and expenses, of

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Notes Payable and Long-Term Debt (Continued)

approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the 9½% Senior Subordinated Notes due August 2003. The Company redeemed the 9½% Senior Subordinated Notes for redemption on May 27, 2003.

Maturities of long-term debt at December 31, 2004 are as follows (in thousands):

2005	$13,430
2006	13,643
2007	12,887
2008	8,937
2009	5,929
$54,826

(9) Income Taxes

Income tax expense (benefit) is summarized as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Federal:
Current	$13,775	$(704)	$(2,492)
Deferred	(457)	4,312	(4,475)
State:
Current	4,143	493	(93)
Deferred	(644)	235	(926)
Foreign:
Current	4,473	994	1,113
Deferred	(143)	170	1,323
Total	$21,147	$5,500	$(5,550)

Actual income tax expense (benefit) differs from expected income tax expense (benefit) obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Computed “expected” tax expense (benefit)	$17,750	$4,475	$(5,891)
State taxes, net of Federal benefit	2,274	472	(662)
Foreign taxes	670	213	259
Other	453	340	744
Total	$21,147	$5,500	$(5,550)

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

Total income tax expense (benefit) was allocated as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Operations	$21,147	$5,500	$(5,550)
Stockholders’ equity	(917)	14	(159)
Total income taxes (benefit)	$20,230	$5,514	$(5,709)

The tax effects of the components of other comprehensive income were allocated as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Foreign currency translation adjustment	$(57)	$1,071	$—
Unrealized loss on investment	107	(257)	(100)
Total income tax expense (benefit)	$50	$814	$(100)

Total pretax income (loss) was comprised of the following (in thousands):

	Year ended December 31,
	2004	2003	2002
Domestic operations	$40,237	$10,109	$(23,000)
Foreign operations	10,476	2,677	6,168
Total pretax income (loss)	$50,713	$12,786	$(16,832)

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of current and non-current deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Fixed assets basis difference	$7,945	$8,488
Bad debt and other reserves	2,898	2,844
Deferred lease incentives	4,131	4,440
Uniform capitalization adjustment	1,578	1,657
Rent expense	4,063	1,505
Inventory valuation	911	1,087
Retail store closure reserves	133	418
Unrealized loss on investments	1,885	1,588
Other	6,637	4,877
Total deferred assets	30,181	26,904
Deferred tax liabilities	(2,687)	(3,155)
NOL carryback/carryforward	—	2,148
Valuation reserve	—	(154)
Net deferred tax assets	$27,494	$25,743

Included above at December 31, 2004 and 2003, are $10.6 million and $9.5 million for current deferred tax assets, respectively, and $16.9 million and $16.2 million in non-current deferred tax assets included in other assets at December 31, 2004 and 2003, respectively. At December 31, 2004, the Company’s Canadian operation had net operating loss carryforwards of $4.2 million which are available to reduce future taxable Canadian income through 2008.

Based on the historical earnings of the Company and projections of future taxable income, management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.

(10) Related Party Transactions

The Company is engaged in various transactions with entities affiliated with trusts for the respective benefit of Maurice and Paul Marciano, who are executives of the Company, Armand Marciano, their brother and former executive of the Company, and certain of their children (the “Marciano Trusts”).

License Agreements and Licensee Transactions

On September 28, 1990, the Company entered into a license agreement with Charles David of California (“Charles David”). Charles David is controlled by the father-in-law of Maurice Marciano. The Marciano Trusts and Nathalie Marciano (the spouse of Maurice Marciano) together owned 50% of Charles David and the remaining 50% was owned by the father-in-law of Maurice Marciano. During the second quarter of 2004, the Marciano Trusts and Armand Marciano sold their shares in Charles David and no longer own any shares in Charles David. Nathalie Marciano, the wife of Maurice Marciano, continues

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Related Party Transactions (Continued)

to own 10% of the shares in Charles David. The license agreement grants Charles David the rights to manufacture worldwide and distribute worldwide (except Japan and certain European countries) for men, women and some children, leather and rubber footwear which bear the GUESS trademark. The license also includes related shoe care products and accessories. In 2002, the license agreement was renewed for six years and included athletic footwear. There are no other rights and obligations between the Company and Charles David. The Charles David license agreement was terminated effective December 31, 2004 for athletic footwear and June 30, 2005 for fashion footwear.

Gross royalties earned by the Company under such license agreement for the fiscal years ended December 31, 2004, 2003 and 2002 were $2.3 million, $2.4 million, and $2.0 million, respectively. Additionally, the Company purchased $4.9 million, $5.9 million, and $5.7 million of products from Charles David for resale in the Company’s retail stores during the same periods. At both December 31, 2004 and 2003, the Company had royalty receivables due from Charles David of $0.4 million.

In May 1997, the Company sold substantially all of the assets and liabilities of Guess Italia to Maco Apparel, S.p.a. (“Maco”). The effect of the net asset disposal was immaterial to the Company’s results of operations. In connection with this sale, the Company also purchased a 10% ownership interest in Maco and entered into an approximate 10-year license agreement with Maco granting it the right to manufacture and distribute certain men’s and women’s jeanswear apparel, which bear the GUESS trademark, in certain parts of Europe. In addition to royalty fees, the Company also received $14.1 million over a four-year period in consideration of the grant of the license rights for men’s and women’s jeanswear apparel. The Company recorded $5.9 million, $5.8 million and $4.7 million in royalty fees from Maco related to product sales in 2004, 2003 and 2002, respectively. The royalty fees for fiscal year 2003 included a $0.7 million positive royalty adjustment from a licensee audit. At December 31, 2004 and 2003, the Company had royalty receivables due from MACO of $1.1 million and $0.9 million, respectively. The remaining 90% of Maco not already owned by the Company was acquired effective January 3, 2005. See Note 18 to the Consolidated Financial Statements.

On January 1, 2003, the Company entered into a license agreement with BARN S.r.l. (“BARN”), an Italian corporation, under which the Company granted BARN the right to manufacture and distribute children’s clothing in certain territories of Europe. The license has an initial term of three years and has terms substantially similar to the Company’s other license agreements. Two key employees of the Company’s wholly-owned subsidiary Guess Italia own BARN. In addition, Guess Italia, S.r.l. provides office space and services for BARN. During 2004 and 2003, the Company recorded $0.5 million and $0.3 million, respectively, in revenues related to this license. At both December 31, 2004 and 2003 the Company had an outstanding receivable due from BARN of $0.1 million.

Leases

The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of its affiliates. There are two leases in effect at December 31, 2004, which expire in February 2006 and July 2008. The total lease payments to these limited partnerships are currently $0.2 million per month. Aggregate lease payments under leases in effect for the fiscal years ended December 31, 2004, 2003 and 2002 were $3.1 million, $3.4 million, and $2.9 million,

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Related Party Transactions (Continued)

respectively. The Company believes the related party leases have not been significantly affected by the fact that the Company and the lessors are related. See lease commitments to related parties in Note 11 to the Consolidated Financial Statements.

(11) Commitments and Contingencies

Leases

The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through March 2016. Some of these leases require the Company to make periodic payments for property taxes and common area operating expenses. Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being amortized and recorded over the initial lease term on a straight line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through 2009.

Future minimum rental payments under non-cancelable operating leases at December 31, 2004 are as follows (in thousands):

	Non- Related Parties	Related Parties	Total
2005	$61,042	$2,736	$63,778
2006	59,465	2,701	62,166
2007	56,341	2,695	59,036
2008	52,821	1,564	54,385
2009	51,169	—	51,169
Thereafter	150,382	—	150,382
	$431,220	$9,696	$440,916

Rental expense for all operating leases during the years ended December 31, 2004, 2003, and 2002 aggregated $63.4 million, $59.2 million, and $53.1 million, respectively.

Incentive Bonuses

Certain officers and key employees of the Company are entitled to incentive bonuses, primarily based on the Company’s profits.

Litigation

Most major corporations, particularly those operating retail businesses, become involved from time to time in a variety of employment-related claims and other matters incidental to their business. In the opinion of our management, the resolution of any of these pending incidental matters is not expected to have a material adverse effect on our results of operations or financial condition; however, we cannot predict the outcome of these matters. No material amounts were accrued as of December 31, 2004 and 2003, related to the Company’s litigation.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Savings Plan

The Company established the Guess?, Inc. Savings Plan (the “Savings Plan”) under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees (“associates”) may contribute up to 15% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 1.5% of the associates’ annual compensation. Investment selections consist of cash and mutual funds and do not include any Company common stock. The Company’s contributions to the Savings Plan for the year ended December 31, 2004, 2003 and 2002 amounted to $0.3 million, $0.3 million, and $0.3 million, respectively.

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

During the fiscal year 2004, 35,397 shares of the Company’s common stock were issued out of its treasury shares pursuant to the ESPP at an average price of $12.78 per share for a total of $0.5 million.

(13) Quarterly Information (unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

Year ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$153,345	$154,097	$197,837	$223,983
Gross profit	52,530	57,790	75,254	88,410
Net earnings	756	2,131	11,826	14,853
Earnings per share:
Basic	$0.02	$0.05	$0.27	$0.34
Diluted	$0.02	$0.05	$0.27	$0.33

Year ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$139,584	$131,042	$166,674	$199,285
Gross profit	41,349	40,987	61,596	76,223
Net earnings (loss)	(5,773)	(5,445)	6,697	11,807
Earnings (loss) per share:
Basic	$(0.13)	$(0.13)	$0.15	$0.27
Diluted	$(0.13)	$(0.13)	$0.15	$0.27

During the second quarter ended June 28, 2003, the Company recorded restructuring, impairment and severance charges of $0.8 million related to severance payments for the reduction in the Company’s workforce.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Quarterly Information (unaudited) (Continued)

During the fourth quarter of 2003, the Company recorded $1.6 million of impairment charges which represented the write-down of the value of certain impaired assets.

(14) Segment Information

In accordance with the requirements of SFAS 131, “Disclosures about Segments of and Enterprise and Related Information,” the Company’s reportable business segments and respective accounting policies of the segments are the same as those described in Note 1. Management evaluates segment performance based primarily on revenue and earnings from operations. Interest income and expense is evaluated on a consolidated basis and not allocated to the Company’s business segments.

Segment information is summarized as follows for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year ended December 31,
	2004	2003	2002
Net revenue:
Retail operations	$518,855	$447,693	$384,456
Wholesale operations	163,165	149,113	159,625
Licensing operations	47,242	39,779	39,058
	$729,262	$636,585	$583,139
Earnings (loss) from operations:
Retail operations	$47,788	$32,370	$4,373
Wholesale operations	2,183	(8,976)	(4,738)
Licensing operations	37,722	32,281	29,092
Corporate overhead	(32,211)	(35,075)	(37,253)
	$55,482	$20,600	$(8,526)
Capital expenditures:
Retail operations	$27,577	$15,348	$19,661
Wholesale operations	2,879	981	1,970
Licensing operations	—	—	—
Corporate overhead	4,323	5,332	7,754
	$34,779	$21,661	$29,385

	December 31,
	2004	2003
Total assets:
Retail operations	$158,690	$135,732
Wholesale operations	113,171	93,796
Licensing operations	16,944	14,062
Corporate overhead	135,499	119,175
	$424,304	$362,765

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Segment Information (Continued)

The table below presents information related to geographic areas in which the Company operated during 2004, 2003 and 2002 (in thousands):

	Year ended December 31,
	2004	2003	2002
Net revenue:
U.S.	$570,610	$513,537	$477,700
Canada	86,212	67,673	52,709
Europe	54,125	35,256	30,251
Asia	15,506	16,252	17,166
South America	1,499	1,962	2,986
Mexico	271	956	1,896
Other	1,039	949	431
	$729,262	$636,585	$583,139

	December 31,
	2004	2003
Long-lived assets:
U.S.	$116,486	$120,472
Canada	14,374	12,627
Europe	5,446	2,693
Asia	81	85
	$136,387	$135,877

(15) Stock Option Plan and Non-Vested Stock

On July 30, 1996, the Board of Directors adopted the Guess?, Inc. 1996 Non-Employee Directors’ Stock Option Plan pursuant to which the Board of Directors may grant stock and stock options to non-employee directors. This plan authorizes grants of options to purchase up to 500,000 authorized but unissued shares of common stock. At December 31, 2004, 2003, and 2002, there were 174,836, 228,340, and 267,273 additional shares available for grant under this plan, respectively. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Annual option grants to outside directors were at 85% of fair market value until May 2002. Subsequently such grants have been at 100% of fair market value. Stock granted under the Plan is done so without restriction. Stock options have ten-year terms and vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant.

On July 30, 1996, the Board of Directors adopted the Guess?, Inc. 1996 Equity Incentive Plan pursuant to which the Board of Directors may grant stock options to officers, key employees and consultants. This plan authorizes grants of options to purchase up to 4,500,000 authorized but unissued shares of common stock. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have ten-year terms (five years in the case of an incentive stock option granted to a ten-percent stockholder) and vest and become fully exercisable after varying time periods from the date of grant based on length of service or specified performance goals. As of December 31, 2004, future grants under this plan were terminated.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Stock Option Plan and Non-Vested Stock (Continued)

On April 9, 2004, the Board of Directors adopted the Guess?, Inc. 2004 Equity Incentive Plan (the “Plan”) pursuant to which the Board of Directors may grant stock options to officers, key employees or any of the officers or key employees of our subsidiaries and certain consultants and advisors to the Company or any of our subsidiaries. On May 10, 2004, the shareholders of the Company approved the Plan. The Plan authorizes grants of options to purchase up to 10,000,000 authorized but unissued shares of common stock. The termination of grant authority under the 1996 Incentive Plan will not affect awards then outstanding under that plan. On December 22, 2004, the Company filed a registration statement under Form S-8 registering 5,000,000 of the 10,000,000 shares authorized for grant under the Plan. At December 31, 2004, there were 9,892,500 additional shares available for grant under the Plan.

Using the Black-Scholes option pricing model, the weighted-average per share fair value of stock options granted during 2004, 2003 and 2002 was $9.53, $3.47, and $4.99, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 3.43%, 2.97%, and 3.82%; volatility factors of the expected market price of the Company’s common stock of 69%, 73%, and 76%; no expected dividend yield; and a weighted-average expected life of the option of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because options under the Company’s stock option plan have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the options under the Company’s stock option plan.

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. The Company granted 114,500, 77,000 and 242,900 shares during 2004, 2003 and 2002, respectively, of common stock to key employees and directors, which vest through 2007. Upon granting of the stock, unearned compensation equivalent to the market value of the stock at the date of issuance was charged to stockholders’ equity. This is being amortized on a straight-line basis over the vesting period and is recognized as compensation expense.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Stock Option Plan and Non-Vested Stock (Continued)

Stock option activity under all of the Company’s stock plans during the period indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2001	1,959,805	$9.39
Granted	785,269	4.69
Exercised	(262,007)	(1.19)
Forfeited	(437,478)	(10.96)
Balance at December 31, 2002	2,045,589	$8.31
Granted	807,866	4.81
Exercised	(473,828)	(5.90)
Forfeited	(463,270)	(7.97)
Balance at December 31, 2003	1,916,357	$7.51
Granted	1,373,665	14.19
Exercised	(489,872)	(4.96)
Forfeited	(361,835)	(10.78)
Balance at December 31, 2004	2,438,315	$11.30

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding December 31, 2004	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$3.63 to $4.78	664,034	6.77 years	$4.35	387,935	$4.52
$5.00 to $6.55	140,500	7.25 years	5.48	61,000	5.58
$7.00 to $7.75	260,582	7.94 years	7.35	64,432	7.33
$8.21 to $14.75	185,459	8.97 years	12.04	30,376	11.00
$15.06 to $16.38	966,130	9.07 years	15.61	26,966	16.36
$17.00 to $27.31	221,610	7.09 years	21.10	122,110	24.39
	2,438,315	8.03 years	$11.30	692,819	$9.12

At December 31, 2004, 2003 and 2002, the number of options exercisable for each year was 692,819, 732,224, and 869,583, respectively. The weighted-average exercise price of those options was $9.12, $9.83, and $9.46, respectively.

(16) Share Repurchase Program

In May 2001, the Company’s Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in open market transactions. During the fiscal year of 2002, the Company purchased 606,000 shares at an aggregate cost of $3.2 million, or an average of $5.21 per share. No share repurchases were made during the years ended December 31, 2004 and 2003. Since the inception of the share repurchase program in May 2001, the Company has purchased 1,137,000 shares at an aggregated cost of $7.1 million, or an average of $6.26 per share.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Restructuring, Impairment and Severance Charges

During the year ended December 31, 2003, the Company recorded restructuring, impairment and severance charges of $2.4 million ($1.4 million after tax or $0.06 per diluted share). In addition to the charge of $0.8 million related to severance payments for the reduction in the Company’s workforce, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an impairment charge of $1.6 million represented the write-down of the net book value of property and equipment related to certain under-performing stores, consisting primarily of leasehold improvements, and machinery and equipment. These assets became impaired as the Company evaluated certain unprofitable stores that performed below expectations. Estimated future cash flows related to these stores indicated that an impairment of the full value had occurred.

During the year ended December 31, 2002, the Company recorded restructuring, impairment and severance charges of $9.2 million ($6.2 million after tax or $0.14 per diluted share). The Company recorded $1.5 million in additional costs for rent paid, estimated rent to be paid and lease exit costs related to excess leased facilities and under performing stores which were abandoned or closed in 2003. In addition, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an impairment charge of $6.9 million was recorded in the fourth quarter of 2002 to write down the net book value of property and equipment related to certain under-performing stores, consisting primarily of leasehold improvements, and machinery and equipment. These assets became impaired as the Company evaluated certain unprofitable stores that performed below expectations. Estimated future cash flows related to these stores indicated that an impairment of the full value had occurred.

The remaining $0.8 million of the charge was related to severance costs for the termination of 59 employees, which was part of the Company’s continuing efforts to reduce costs, improve productivity, streamline its corporate structure and consolidate operations. Approximately $0.4 million of the severance remained unpaid and accrued as of December 31, 2002. The Company paid the remaining severance costs during 2003.

The following table shows the Company’s activity associated with restructuring accruals for the years ended December 31, 2004, 2003, and 2002:

		Restructuring		December 31,
	January 1, 2004	Charges	Payments	2004
Long-term lease obligations	$871	$—	$556	$315
Severance	$150	$—	$150	$—

		Restructuring		December 31,
	January 1, 2003	Charges	Payments	2003
Long-term lease obligations	$1,615	$—	$744	$871
Severance	$402	$846	$1,098	$150

		Restructuring		December 31,
	January 1, 2002	Charges	Payments	2002
Long-term lease obligations	$2,476	$1,521	$2,382	$1,615
Severance	$616	$799	$1,013	$402

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Subsequent Event—Acquisition of Maco Apparel S.p.A.

On January 3, 2005, the Company and its wholly-owned subsidiary, Guess Italia S.r.l. (“Guess Italia”) (collectively, the “Purchasers”), completed the acquisition of the remaining 90% of Maco the Company did not already own from Fingen S.p.A. and Fingen Apparel N.V. (collectively, the “Sellers”), as well as the assets and leases of certain retail stores in Europe. In 2004, Maco was the Italian licensee of GUESS jeanswear for men and women in Europe. The agreement includes the purchase of inventory and receivables, the assumption of certain liabilities, and the transfer of leases for the GUESS retail locations. The stores are located in Rome, Milan, Paris, Amsterdam, London, and certain other European cities.

The purchase price for the Maco shares will be 90% of the adjusted net book value of Maco after completion of the 2004 year-end audit (the “Share Purchase Price”). The Sellers are further obligated to make a cash contribution to the Purchasers equal to any loss accrued during 2004, plus the amount of any unrealized accounts receivable prior to June 30, 2005. The purchase price for the Maco shares is to be paid as follows: on April 15, 2005, the Purchasers will pay €500,000 to the Sellers, and on July 1, 2005 and on each January 30 and June 30 thereafter, through June 30, 2009, the Purchasers will pay to the Sellers an amount, if any, equal to 11.1% of the difference between the Share Purchase Price and €500,000.

The Company, through its subsidiaries, will also be purchasing enumerated assets of retail and outlet apparel stores in Italy, France, England, the Netherlands and Switzerland on various transfer dates. The purchase price for these assets will be approximately €11.4 million and will consist of (i) €10 million, representing the value of the leasehold improvements and key money for the stores, (ii)  the aggregate amount properly accrued by Sellers for costs paid after October 1, 2004 and prior to the transfer date for capital improvements for the London store lease up to €819,000, (iii) the aggregate amount properly accrued by Sellers for costs incurred for the “key-money” paid to procure a store in Amsterdam, and for all capital expenditures for the store (not to exceed €550,000), and (iv) an amount equal to the value of the inventories as of each applicable transfer date.

The Purchasers have also agreed to pay the Sellers an amount not to exceed €1.5 million for the Fall/Winter line 2005 design and development costs. The agreement also provides for repayment by the Purchasers of any outstanding bank debt or inter-company loans of Maco as of January 1, 2005.

On January 3, 2005, the Purchasers completed the acquisition of Maco as described above. Certain store related assets and store leasehold interests are expected to be transferred to Purchasers from Sellers no later than March 31, 2005 except for the transfer of the London store which is currently under construction and scheduled to be transferred no later than July 30, 2005.

SCHEDULE II
GUESS?, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2003, and 2002
(in thousands)

	Balance at beginning of period	Charged to costs and expenses	Deductions and write-offs	Balance at end of period
Description
As of December 31, 2004
Accounts receivable	$8,092	$5,929	$(5,343)	$8,678
Royalties	1,705	(996)	—	709
As of December 31, 2003
Accounts receivable	$8,347	$6,657	$(6,912)	$8,092
Royalties	1,013	692	—	1,705
As of December 31, 2002
Accounts receivable	$10,220	$13,482	$(15,355)	$8,347
Royalties	1,298	20	(305)	1,013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 15, 2005.

GUESS?, INC.
By:
/s/ MAURICE MARCIANO
Maurice Marciano
Co-Chairman of the Board,
Co-Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MAURICE MARCIANO	Co-Chairman of the Board,	March 15, 2005
Maurice Marciano	Co-Chief Executive Officer and Director
(Principal Executive Officer)
/s/ PAUL MARCIANO	Co-Chairman of the Board,	March 15, 2005
Paul Marciano	Co-Chief Executive Officer and Director
/s/ CARLOS ALBERINI	President, Chief Operating Officer and	March 15, 2005
Carlos Alberini	Director
/s/ FREDERICK G. SILNY	Chief Financial Officer	March 15, 2005
Frederick G. Silny	(Principal Financial Officer and
Chief Accounting Officer)
/s/ ANTHONY CHIDONI	Director	March 15, 2005
Anthony Chidoni
/s/ ALICE KANE	Director	March 15, 2005
Alice Kane
/s/ HOWARD WEITZMAN	Director	March 15, 2005
Howard Weitzman
/s/ KAREN NEUBURGER	Director	March 15, 2005
Karen Neuburger

Exhibit Index

Exhibit Number	Description

3.1.	Restated Certificate of Incorporation of the Registrant.(1)
3.2.	Amended and Restated Bylaws of the Registrant.(2)
4.1.

Indenture, dated as of April 28, 2003, by and among Guess? Royalty Finance LLC and BNY Midwest Trust, as Indenture Trustee for the 6.75% Secured Notes issued by Guess? Royalty Finance LLC (The “6.75% Secured Notes”).(3)

4.2.	Guarantee and Collateral Agreement dated as of April 28, 2003, made by Guess? IP Holder L.P. in favor of BNY Midwest Trust Company, as Indenture Trustee for the 6.75% Secured Notes.(3)
4.3.	Specimen stock certificate.(1)
*10.22.	1996 Equity Incentive Plan.(1)
*10.23.	1996 Non-Employee Directors’ Stock Option Plan.(1)
*10.24.	Annual Incentive Plan.(1)
*10.25.	Employment Agreement between the Registrant and Maurice Marciano.(4)
*10.26.	Employment Agreement between the Registrant and Paul Marciano.(4)
*10.30.	Indemnification Agreements between the Registrant and certain executives and directors.(4)
*10.33.	Amended and Restated 1996 Non-Employee Directors’ Stock Option Plan, as amended through March 3, 1997.(5)
*10.36.	Amendment No. 1 to The Guess?, Inc. Amended and Restated 1996 Non- Employee Directors’ Stock Option Plan.(6)
10.40.	Lease Agreement between Guess?, Inc. and Robert Pattillo Properties, Inc.(7)
*10.42.	Employment Agreement between the Registrant and Carlos Alberini.(8)
*10.45.	Employment Agreement dated November 11, 2001 between the Registrant and Frederick G. Silny.(9)
10.46.	Lease Agreement between Guess?, Inc. and MAP Properties, Ltd.(9)
*10.47.	2002 Employee Stock Purchase Plan.(10)
10.48.

Amended and Restated Loan and Security Agreement by and among Congress Financial Corporation (Western) as Lender and Wachovia Securities, Inc., as the Arranger and Administrative Agent and Guess?, Inc., Guess? Retail, Inc. and Guess.com, Inc., as borrowers, dated as of December 20, 2002 (“Amended and Restated Loan and Security Agreement”).(11)

10.49.	First Amendment to Amended and Restated Loan and Security Agreement dated as of February 25, 2003.(11)
10.50.

Canadian Loan and Security Agreement by and among Congress Financial Corporation (Canada), as Lender, Wachovia Securities, Inc., as Global Arranger and Guess? Canada Corporation and Guess? Canada Retail Inc., as borrowers, dated as of December 20, 2002 (“Canadian Loan and Security Agreement”).(11)

*10.51.	Employment Agreement dated August 16, 2002 between the Registrant and Nancy Shachtman.(11)
10.52.	Guess? Contribution Agreement dated as of April 28, 2003, by and between the Company and Guess? IP Holder L.P.(3)
10.53.	Licensing Contribution Agreement dated as of April 28, 2003, by and between Guess? Licensing, Inc. and Guess? IP Holder L.P.(3)
10.54.	Receivables Contribution Agreement dated as of April 28, 2003, by and between Guess? IP Holder L.P. and Guess? Royalty Finance LLC.(3)
10.55.	Guess? License Agreement dated as of April 28, 2003, by and between Guess? IP Holder L.P. and the Company.(3)
*10.57.	First Amendment of Employment Agreement between the Registrant and Carlos Alberini.(12)
10.58.	Second Amendment to Amended and Restated Loan and Security Agreement dated as of December 30, 2004.(13)
10.59.	First Amendment to Canadian Loan and Security Agreement dated as of December 30, 2004.(13)
10.60.	Purchase Agreement among the Company, Guess Italia S.r.l, Fingen S.p.A. and Fingen Apparel N.V. dated December 31, 2004.(13)
10.61.	2004 Equity Incentive Plan.(14)

14.1.	Code of Conduct of the Company.(15)
18.0.	Letter Regarding Change in Accounting Principles.(6)
**21.1.	List of Subsidiaries.
**23.1.	Consent of Independent Registered Public Accounting Firm.
**31.1.	Certification of Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.(16)
**31.2.	Certification of Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.(16)
**31.3.	Certification of President, Chief Operating Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(16)
**31.4.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(16)
**32.1.	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(17)
**32.2.	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(17)
**32.3.	Certification of President, Chief Operating Officer and Director pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(17)
**32.4.	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(17)

*                    Management Contract or Compensatory Plan

**             Filed herewith

(1)          Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on June 24, 1996, as amended.

(2)          Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001

(3)          Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(4)          Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(5)          Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(6)          Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

(7)          Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)          Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(9)          Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10)   Incorporated by reference from the Company’s Registration Statement on Form S-8 (Registration No. 333-81274) filed by the Company on January 23, 2002.

(11)   Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(12)   Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

(13)   Incorporated by reference from the Company’s Current Report on Form 8-K filed January 5, 2005.

(14) Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Form 14A filed April 14, 2004.

(15)   Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(16)   A signed original of this written statement required by Section 302 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(17)   A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.