Form 10-Q
period 2005-04-02
GUESS INC
filed 2005-05-12
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended April 2, 2005

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

As of May 9, 2005, the registrant had 44,210,854 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	Apr. 2, 2005	Dec. 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$89,248	$106,003
Restricted cash	3,403	3,660
Receivables, net	123,007	53,915
Inventories, net	95,595	82,329
Prepaid expenses and other current assets	15,775	14,516
Deferred tax assets	10,600	10,600
Total current assets	337,628	271,023
Property and equipment, net	117,659	113,944
Goodwill	20,426	11,610
Long-term deferred tax assets	16,894	16,894
Other assets	20,339	10,833
	$512,946	$424,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable and long-term debt	$53,905	$13,430
Accounts payable	77,678	58,158
Accrued expenses	62,380	61,211
Total current liabilities	193,963	132,799
Notes payable and long-term debt, excluding current installments	53,865	41,396
Long-term deferred rent and lease incentives	25,402	25,282
Other long-term liabilities	12,065	4,250
	285,295	203,727

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 65,213,603 and 65,188,828 shares, outstanding 44,210,568 and 44,177,769 shares at April 2, 2005 and December 31, 2004, respectively	160	160
Paid-in capital	178,626	178,406
Deferred compensation	(981)	(1,093)
Retained earnings	200,911	192,748
Accumulated other comprehensive income	5,595	7,076
Treasury stock, 21,003,035 and 21,011,059 shares repurchased at April 2, 2005 and December 31, 2004, respectively	(156,660)	(156,720)
Stockholders’ equity	227,651	220,577
	$512,946	$424,304

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

(unaudited)

	First quarter ended
	Apr. 2, 2005	Mar. 27, 2004
Net revenue
Product sales	$204,194	$142,405
Net royalties	11,414	10,940
	215,608	153,345
Cost of product sales	133,385	100,815
Gross profit	82,223	52,530

Selling, general and administrative expenses	67,069	49,921
Earnings from operations	15,154	2,609

Other (income) expense:
Interest expense	1,754	1,385
Interest income	(435)	(102)
	1,319	1,283

Earnings before income tax expense	13,835	1,326

Income tax expense	5,672	570

Net earnings	$8,163	$756

Earnings per share:
Basic	$0.18	$0.02
Diluted	$0.18	$0.02

Weighted number of shares outstanding:
Basic	44,200	43,760
Diluted	44,644	44,361

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	First quarter ended
	Apr. 2, 2005	Mar. 27, 2004

Cash flows from operating activities:
Net earnings	$8,163	$756
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization of property and equipment	8,307	8,611
Amortization of other assets	120	97
Net (gain) loss on disposition of property and equipment	(670)	26
Other items, net	(2,346)	(369)
Changes in operating assets and liabilities:
Restricted cash	257	249
Changes in assets and liabilities:
Receivables	(19,007)	(18,516)
Inventories	2,748	2,486
Prepaid expenses and other assets	3,046	(2,241)
Accounts payable	1,436	735
Accrued expenses	(9,600)	(8,351)
Long-term deferred rent and lease incentives	120	873
Other long-term liabilities	4,689	—
Net cash used in operating activities	(2,737)	(15,644)
Cash flows from investing activities:
Purchases of property and equipment	(9,834)	(4,471)
Proceeds from the disposition of property and equipment	2,531	—
Acquisition of European Jeanswear Licensee, net of cash acquired	(19,842)	—
Net cash used in investing activities	(27,145)	(4,471)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	31,192	37,336
Repayments of notes payable and long-term debt	(18,275)	(39,955)
Issuance of common stock	392	1,341
Net cash provided by (used in) financing activities	13,309	(1,278)
Effect of exchange rates on cash	(182)	(46)
Net decrease in cash and cash equivalents	(16,755)	(21,439)
Cash and cash equivalents at beginning of period	106,003	67,163
Cash and cash equivalents at end of period	$89,248	$45,724
Supplemental disclosures:
Cash paid during the period for:
Interest	$1,324	$1,285
Income taxes	8,735	6,587

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2005

(in thousands, except per share amounts)

(unaudited)

(1)                                 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of GUESS?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of April 2, 2005, and the condensed consolidated statements of earnings and cash flows for the first quarter ended April 2, 2005 and March 27, 2004. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the first quarter ended April 2, 2005 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

The Company’s quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end and its year ends on December 31.  The first quarter ended April 2, 2005 had 92 days compared to 87 days in the first quarter ended March 27, 2004.

Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to classifications used in the current year.  These reclassifications had no impact on previously reported results.

(2)                                 Summary of Significant Accounting Policies

Classification of Certain Costs and Expenses

The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in cost of product sales. Distribution costs related to the wholesale and European businesses are included in selling, general and administrative expenses and amounted to $2.2 million and $2.1 million for the first quarters ended April 2, 2005 and March 27, 2004, respectively.  The Company includes store selling, selling and merchandising, advertising, wholesale distribution costs, design and other corporate overhead costs as a component of selling, general and administrative expenses.

Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of stock options.  For the first quarter ended April 2, 2005 and March 27, 2004, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock and was not significant.  Options to purchase 1,411,465 shares of common stock at prices ranging from $14.38 to $27.31 during the first quarter ended April 2, 2005 and options to purchase 662,501 shares of common stock at prices ranging from $14.92 to $27.31 during the first quarter ended March 27, 2004 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock and therefore such options would be anti-dilutive.

Business Segment Reporting

The business segments of the Company are retail, wholesale, European and licensing.  Information relating to these segments is summarized in Note 6.  In the first quarter of 2005, the Company revised its segment reporting to include its European operations as a separate segment (see Note 9).  The Company believes this segment reporting better reflects how its four business segments — retail, wholesale, European and licensing — are managed and each segment’s performance is evaluated.  The European segment includes both wholesale and retail operations in Europe.  The retail segment includes the Company’s retail operations in North America.  The wholesale segment includes the wholesale operations in North America and internationally, excluding Europe.  The licensing segment includes the worldwide licensing operations of the Company.  All amounts for 2003 and 2004 have been revised to conform to the 2005 presentation and are included in Note 6.

Comprehensive Income

Comprehensive income consists of net earnings, unrealized gains or losses on investments available for sale and foreign currency translation adjustments.  A reconciliation of comprehensive income for the first quarter ended April 2, 2005 is as follows (in thousands):

	First quarter ended
	Apr. 2, 2005	Mar. 27, 2004
Net earnings	$8,163	$756
Unrealized loss on investments, net of tax	(149)	(75)
Foreign currency translation adjustment	(1,332)	(597)
Comprehensive income	$6,682	$84

Employee Stock Options

The Company has stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost for stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In addition, no compensation expense is recognized for common stock purchases under the Employee Stock Purchase Plan.  The Company records compensation expense related to its restricted stock award plan in which the market price of the underlying stock at grant is recorded as unearned compensation and amortized to expense over the vesting period.  The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended, to stock-based employee compensation (in thousands, except per share data):

	First quarter ended
	Apr. 2, 2005	Mar. 27, 2004

Net earnings, as reported	$8,163	$756

Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	202	67

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(510)	(646)

Pro forma earnings	$7,855	$177

Earnings per share:
Basic—as reported	$0.18	$0.02
Basic—pro forma	$0.18	$0.00

Diluted—as reported	$0.18	$0.02
Diluted—pro forma	$0.18	$0.00

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

In December 2004, the FASB issued SFAS No. 123 (R) (“SFAS 123 (R)”), “Share-Based Payment.”  SFAS 123 (R) requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement.  SFAS 123 (R) generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123 (R) is effective for the Company beginning with the first quarter of 2006.  The Company has not yet determined the effect, if any, that the adoption of SFAS 123(R) is expected to have on the Company’s consolidated financial statements.

(3)                                 Accounts Receivable

Accounts receivable consists of trade receivables, net of reserves aggregating $8,607,000 and $8,678,000, at April 2, 2005 and December 31, 2004, respectively and royalty receivables, less allowance for doubtful accounts of $709,000 at both April 2, 2005 and December 31, 2004.

(4)                                 Inventories

The components of inventories consist of the following (in thousands):

	Apr. 2, 2005	Dec. 31, 2004
Raw materials	$9,490	$9,089
Work in progress	3,335	2,431
Finished goods – retail	52,202	51,887
Finished goods – wholesale	30,568	18,922
	$95,595	$82,329

As of April 2, 2005 and December 31, 2004, reserves to write-down inventories to the lower of cost or market totaled $4.3 million and $5.4 million, respectively.

(5)                                 Income taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(6)                                 Segment Information

The Company’s reportable business segments and respective accounting policies of the segments are the same as those described in Note 2.  Management evaluates segment performance based primarily on revenues and earnings (loss) from operations.  Corporate overhead, interest income and interest expense are evaluated on a consolidated basis and are not allocated to the Company’s business segments.

Net revenue and earnings (loss) from operations are summarized as follows for the first quarter ended April 2, 2005 and March 27, 2004 (in thousands):

	First quarter ended
	Apr. 2, 2005	Mar. 27, 2004
Net revenue:
Retail operations	$116,495	$99,524
Wholesale operations	31,059	28,089
European operations	56,640	14,792
Licensing operations	11,414	10,940
	$215,608	$153,345

Earnings (loss) from operations:
Retail operations	$(3,408)	$(1,678)
Wholesale operations	2,127	(1,194)
European operations	15,853	5,291
Licensing operations	9,144	8,983
Corporate overhead	(8,562)	(8,793)
	$15,154	$2,609

Due to the seasonal nature of these business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

All amounts for the years ended December 31, 2004 and 2003 have been revised as follows to conform to the new segment reporting described in Note 2 (in thousands):

	First Quarter Ended Mar 27, 2004	Second Quarter Ended Jun 26, 2004	Third Quarter Ended Sep 25, 2004	Fourth Quarter Ended Dec 31, 2004	Year Ended December 31, 2004	Year Ended December 31, 2003
Net revenue:
Retail operations	$99,524	$115,248	$132,133	$171,950	$518,855	$447,693
Wholesale operations	28,089	25,214	34,112	32,977	120,392	124,232
European operations	14,792	4,027	17,308	6,646	42,773	24,881
Licensing operations	10,940	9,608	14,284	12,410	47,242	39,779
	$153,345	$154,097	$197,837	$223,983	$729,262	$636,585

Earnings (loss) from operations:
Retail operations	$(1,678)	$12,546	$12,743	$24,177	$47,788	$32,370
Wholesale operations	(1,194)	(4,752)	(741)	1,122	(5,565)	(12,008)
European operations	5,291	(508)	4,580	(1,615)	7,748	3,032
Licensing operations	8,983	7,065	12,130	9,544	37,722	32,281
Corporate overhead	(8,793)	(9,138)	(7,198)	(7,082)	(32,211)	(35,075)
	$2,609	$5,213	$21,514	$26,146	$55,482	$20,600

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

On December 30, 2004, the Company and certain of its affiliates entered into an amendment to the Credit Facility. The amendment, among other things, (i) increases to $55 million the aggregate amount of letters of credit that may be outstanding under the loan agreement, and limits the amount of letters of credit that may be issued in currencies other than U.S. dollars to $35 million, (ii) permits the acquisition by the Company and its affiliates of the remaining shares of capital stock not currently owned by the Company and its affiliates of Maco Apparel S.p.A. (“Maco”), a former licensee of the Company, and (iii) permits the guarantee of certain indebtedness by the Company and its affiliates in connection with the acquisition. The documents covering the Canadian portion of the Credit Facility were also amended to permit the actions described in clauses (ii) and (iii) above. At April 2, 2005, the Company had $1.4 million in outstanding borrowings under the Credit Facility, $11.8 million in outstanding standby letters of credit, $8.1 million in outstanding documentary letters of credit, and approximately $36.2 million available for future borrowings. As of April 2, 2005, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003, Guess? Royalty Finance LLC, an indirect wholly owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (“Secured Notes”). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements. The Secured Notes pay interest and amortize principal quarterly. Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), an indirect wholly owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company. The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000. At April 2, 2005, the Company had $3.4 million of restricted cash related to the interest reserve. The net proceeds, after interest reserve and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the 9½% Senior Subordinated Notes due August 2003. The Company redeemed the 9½% Senior Subordinated Notes on May 27, 2003. At April 2, 2005, the Company had $50.3 million outstanding under the Secured Notes.

The Company’s European operation has term loans with three banks totaling $11.5 million at April 2, 2005 with a weighted average annual interest rate of 3.7% for the first quarter ended April 2, 2005.  Interest rates vary by bank but are either the Euribor 6 month rate plus 1.5% or the Euribor 3 month rate plus 1.5%.  Depending on the bank, these loans mature between April 2008 and January 2010 and require principal and interest payments monthly, quarterly or semi-annually.  These loans are unsecured and have no financial ratio covenants.  In addition, on March 15, 2005 our European operation entered into a $7.7 million bridge loan with an Italian bank.  We anticipate converting this bridge loan by July 31, 2005 into a term loan with similar terms as the previously described term loans except that this loan will have certain financial ratio covenants.  The Company pays interest at the Euribor 6 month rate plus 1.35% and must maintain a compensating balance of $1.3 million until the term loan is effective.

(8)                                 Bank Borrowing Agreements

The Company’s European operation maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy.  Under these agreements, the Company can borrow up to $63.2 million with annual interest rates ranging from 3.0% to 4.5%.  At April 2, 2005, the Company had $35.8 million of borrowings outstanding under these agreements with a weighted average annual interest rate of 3.6%. These agreements have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by a $9.5 million standby letter of credit issued under the Company’s Credit Facility.

(9)                               Acquisition of Maco Apparel S.p.A.

During the first quarter of 2005, the Company and its wholly-owned subsidiary, Guess Italia S.r.l. (“Guess Italia”) (collectively, the “Purchasers”), completed the acquisition of the remaining 90% of Maco the Company did not already own from Fingen S.p.A. and Fingen Apparel N.V. (collectively, the “Sellers”), as well as the assets and leases of nine retail stores in Europe. Since 1997, Maco was the Italian licensee of GUESS jeanswear for men and women in Europe. The agreement includes the purchase of inventory and receivables, the assumption of certain liabilities, the repayment of debt and the transfer of leases for the GUESS retail locations.  The results of operations for Maco and the acquired retail stores have been included in the condensed consolidated financial statement since the date of acquisition.

The total purchase price for the Maco shares and retail stores was $20.8 million plus the assumption of $44.9 million in debt.  The Company paid $15.6 million of the purchase price in the first quarter and refinanced $44.9 million of the outstanding debt of Maco.  The remainder of the purchase price of $5.2 million is included in liabilities and was partially paid on April 15, 2005, when the Purchasers paid $0.7 million to the Sellers.  The remainder is to be paid on July 1, 2005 and on each January 30 and June 30 thereafter, through June 30, 2009, when the Purchasers will pay to the Sellers an amount equal to $0.5 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is still subject to adjustments based on fair value appraisal information (in thousands):

Jan. 1, 2005
Current assets	$72,466
Property and equipment, net	2,867
Intangible assets	12,422
Goodwill	8,816
Total assets acquired	96,571
Current liabilities	(55,696)
Long-term liabilities	(20,067)
Total liabilities assumed	(75,763)
Net assets acquired	$20,808

The $12.4 million of acquired intangible assets are lease acquisition costs and are subject to amortization.  The acquired intangible assets have a weighted–average useful life of approximately four years.

(10)                          Related Party Transactions

During the first quarter of 2005, the Company, through a wholly-owned Canadian subsidiary, began leasing a warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with Maurice Marciano and Paul Marciano.  The lease has a term of 10 years with initial lease payments of approximately $530,000 Canadian per year.  The Company and the lessors intend to enter into a written lease agreement during the second quarter of 2005.  The Company believes the related party lease has not been significantly affected by the fact that the Company and the lessors are related.

The Company entered into an agreement with MPM Financial, LLC, a California limited liability company (“MPM Financial”) owned by an affiliated trust of Maurice Marciano and Paul Marciano, to periodically charter an aircraft owned by MPM Financial and managed pursuant to an Aircraft Charter and Management Services Agreement dated December 31, 2004 by and between MPM Financial and The Air Group, Inc. (“The Air Group”), an independent third party.  Under the charter arrangement, the Company was entitled to receive a ten percent discount from the standard hourly charter rates The Air Group charges for the aircraft to unrelated third parties.  The Company and MPM Financial have terminated the agreement and the Company intends to enter into an agreement directly with The Air Group on substantially similar terms.

(11)                          Employee Stock Purchase Plan

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

During the first quarter ended April 2, 2005, 8,024 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $12.44 per share.

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

Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated.  Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the successful integration of acquisitions and new stores into existing operations, the continued desirability and customer acceptance of existing and future product lines (including licensed products), possible cancellations of wholesale orders, the success of competitive products, and the availability of adequate sources of capital.  In addition to these factors, the economic and other factors identified in the Company’s most recent annual report on Form 10-K for the fiscal year ended December 31, 2004, including but not limited to the risk factors discussed therein, could affect the forward-looking statements contained herein and in the Company’s other public documents.

Summary

We derive our net revenue from the sale of GUESS? men’s and women’s apparel, MARCIANO women’s apparel and our licensees’ products through our network of retail and factory outlet stores primarily in the United States and Canada, from the sale of GUESS? men’s and women’s apparel worldwide to wholesale customers and distributors, from net royalties from worldwide licensing activities, from the sale of GUESS? apparel through the wholesale channels of our 100% owned Canadian subsidiary, GUESS? Canada Corporation (“Guess Canada”), our 100% Italian subsidiary, GUESS? Italia, S.r.l. and from the sale of GUESS? apparel and our licensee products through our on-line stores at www.guess.com, www.guessfactory.com and www.marciano.com.

Unless the context indicates otherwise, when we refer to “we,” “us” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.

The Company’s quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end and its year ends on December 31.  This resulted in 92 days for the first quarter ended April 2, 2005 compared to 87 days for the first quarter ended March 27, 2004.

Executive Summary

During the first quarter of 2005, GUESS? increased diluted earnings per share to $0.18 from diluted earnings of $0.02 per share in the year ago period.  Our results this quarter were higher than anticipated, largely reflecting a better than expected contribution from our European operations, although a portion of this contribution had been planned for the second quarter of 2005.  During the quarter, we completed the acquisition of our former jeanswear licensee in Europe including the purchase of nine retail stores in key cities in Europe.  Strong results from this newly acquired business, coupled with excellent sales of accessories in Europe, contributed to the higher European performance.  During the first quarter of 2005, we increased net revenues by 40.6% to $215.6 million from $153.3 million in the first quarter of 2004. The Company also increased its profitability in the first quarter of 2005 with net earnings of $8.2 million compared with net earnings of $0.8 million in the first quarter of 2004.  We closed the quarter with $95.6 million of inventory compared to $82.3 million at December 31, 2004 and $81.0 million at the end of the 2004 first quarter, an increase of $14.6 million.  The increase was primarily attributable to our European acquisition, which added approximately $12.0 million of inventory.  We ended the quarter with $92.7 million in cash and restricted cash versus $50.0 million a year ago.  Our debt levels increased to $107.8 million from $65.5 million at March 27, 2004.  The increase was attributable to the debt associated with our European business amounting to $56.1 million, partially offset by principal payments on our domestic long-term debt.

In the first quarter of 2005, the Company revised its segment reporting to include its European operations as a separate segment.  The Company believes this segment reporting better reflects how its four business segments – retail, wholesale, European and licensing – are managed and how each segment’s performance is evaluated.  The European segment includes both wholesale and retail operations in Europe.  The retail segment includes the Company’s retail operations in North America.  The wholesale segment includes the wholesale operations in North America and internationally, excluding Europe.  The licensing segment includes the worldwide licensing operations of the Company.  All amounts for 2004 have been revised to conform to the 2005 presentation and are included in Note 6 to the condensed consolidated financial statements.

Our retail segment, including full-priced retail, factory outlet, Canada, and E-commerce, generated net sales of $116.5 million during the first quarter of 2005, an increase of 17.1%, from $99.5 million in the prior-year first quarter. This growth was driven by a comparable store sales increase of 4.5% and a larger store base, which represented an 8.2% increase in average square footage as compared to the same period last year. The comparable store sales increase reflects the improved results of both the men’s and women’s apparel lines and our accessories business. In addition to solid same store sales growth, the margins in our retail stores also increased.  However, the loss from operations for our retail segment increased for the quarter primarily reflecting higher expenses.

In our wholesale operations, first quarter 2005 revenues increased 10.6% to $31.1 million from $28.1 million in the same period in 2004.  The growth was driven primarily by our international wholesale business whose revenues increased by $2.1 million to $9.2 million.  Domestic wholesale revenues increased by $0.9 million to $21.9 million, representing growth of 4.3% over the first quarter of 2004.  Our products were sold domestically in approximately 940 doors at the end of the first quarter of 2005 versus approximately 860 doors at the end of the same period a year ago.

The European segment net revenues increased $41.8 million to $56.6 million from $14.8 million in the same period last year.  The acquisition of our European jeanswear licensee added $26.3 million in revenue while growth in our existing European business added $15.5 million of revenues.

Our licensing segment performed well in the first quarter of 2005 with net revenues of $11.4 million compared to $10.9 million in the first quarter of 2004.  Licensing operating earnings increased slightly to $9.1 million in the first quarter of 2005 from $9.0 million in the first quarter of 2004.

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

Valuation of goodwill, intangibles and other long-lived assets:

The Company assesses the impairment of its long-lived assets (i.e., goodwill, intangible assets and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate income from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred.  If the assets (other than goodwill) are assessed to be recoverable, they are depreciated or amortized over the periods benefited.  If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of those assets.  Fair value is determined based upon the undiscounted cash flows derived from the underlying asset.

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

RESULTS OF OPERATIONS

First Quarter Periods Ended April 2, 2005 and March 27, 2004.

NET REVENUE.  Net revenue for the first quarter ended April 2, 2005 increased $62.3 million, or 40.6%, to $215.6 million from $153.3 million in the first quarter ended March 27, 2004, primarily due to higher revenue from European operations and growth of the retail segment.

Net revenue from retail operations increased 17.1% to $116.5 million in the first quarter ended April 2, 2005 from $99.5 million in the first quarter ended March 27, 2004.  The increase was driven by a comparable store sales increase of 4.5%, which accounted for $4.4 million, and a $12.6 million increase due to an average of 27 new stores in operation representing an 8.2% increase in average square footage as compared to the same period last year.  The comparable store sales increase reflected improved results in our men’s, accessories and Marciano product categories.  Our Canadian stores experienced the most significant comparable store sales increases.  Currency fluctuations accounted for $1.1 million of the increase in net revenue.

Net revenue from wholesale operations increased $3.0 million, or 10.6%, to $31.1 million in the first quarter ended April 2, 2005 from $28.1 million in the same prior year period.  This included an increase in international wholesale revenue of $2.1 million, or 29.6%, from $7.1 million in the first quarter of 2004. Domestic wholesale net revenue also improved by $0.9 million, or 4.3%.  Domestically, our products were sold in approximately 940 doors at the end of the first quarter of 2005 compared with approximately 860 doors at the end of the first quarter of 2004.  International wholesale net revenue increased primarily as a result of improved sales in Asia.

Net revenue from European operations increased $41.8 million, or 282.9%, to $56.6 million in the first quarter ended April 2, 2005 from $14.8 million in the same prior year period.  The acquisition of our European jeanswear licensee added $26.3 million of revenue while growth in our existing European business added $15.5 million of revenue primarily related to increased sales of handbags and shoes.  Currency fluctuations accounted for $1.4 million of the increase in net revenue.

Net royalty revenue for the first quarter ended April 2, 2005 increased $0.5 million, or 4.3%, to $11.4 million from $10.9 million during the same period in 2004.  The increase was driven by our domestic licensing business, as a result of the strength of the accessories business and higher sales by these licensees.

GROSS PROFIT.  Gross profit increased $29.7 million, or 56.5%, to $82.2 million in the first quarter ended April 2, 2005, from $52.5 million in the comparable 2004 period.  Gross profit for the retail segment increased $6.5 million, or 27.1%, to $30.5 million; this increase was primarily attributable to the 17.1% growth in retail sales during the first quarter of 2005 compared to the same prior year period.  Gross profit for the wholesale segment increased $0.9 million, or 10.0%, to $10.1 million during the first quarter of 2005 compared to the same prior year period, as a result of improved performance in both of our international and domestic wholesale businesses.  Gross profit for our European operations increased $21.8 million to $30.2 million during the first quarter of 2005 compared to the same prior year period. The European acquisition accounted for approximately $12.0 million of the increase.

Gross margin (gross profit as a percentage of total net revenue) increased to 38.1% in the first quarter ended April 2, 2005 from 34.3% in the first quarter ended March 27, 2004.  The increase was attributable to a higher percentage of international business in our overall revenue mix, which carries a higher margin and also to improved margins in the retail segment.  Gross margin from product sales increased to 34.7% in the first quarter ended April 2, 2005 from 29.2% in the first quarter ended March 27, 2004.  The improvement in retail margins reflects improved leverage of our store occupancy costs due to the increase in comparable store sales.

The Company’s gross margins may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude a portion of them from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative (“SG&A”) expenses increased by $17.2 million, or 34.4%, to $67.1 million in the first quarter ended April 2, 2005, from $49.9 million in the comparable 2004 period. The increase was primarily attributable to an $8.0 million increase in European selling expenses as a result of the acquisition and increased business in our existing European operations, a $2.5 million increase in store selling expenses resulting from higher sales, a $2.1 million increase representing the cost of operating an average of 27 net new stores, a $3.0 million increase in advertising expenses and a $1.6 million increase in other costs.  As a percentage of net revenue, SG&A expenses decreased to 31.1% in the first quarter of 2005 from 32.6% in the comparable 2004 period.  This rate improvement resulted from the improved expense leverage on sales growth in our European operations partially offset by reverse expense leverage in retail reflecting higher spending on advertising and store selling expenses.

EARNINGS FROM OPERATIONS.  Earnings from operations increased to $15.2 million in the first quarter ended April 2, 2005 compared with earnings from operations of $2.6 million in the first quarter ended March 27, 2004.  The retail segment generated a loss from operations of $3.4 million in the first quarter ended April 2, 2005 versus a loss from operations of $1.7 million during the same period in 2004 with higher sales and margins more than offset by an increase in store selling and advertising expenses.  The wholesale segment improved its earnings from operations to $2.1 million in the first quarter ended April 2, 2005 from a loss of $1.2 million in the comparable 2004 period.  The improvement in earnings from operations for the wholesale segment is principally due to improved performance in our domestic wholesale business based on improved margins and lower expenses in that segment.  The European operations increased its earnings from operations to $15.9 million in the first quarter ended April 2, 2005 from $5.3 million in the comparable 2004 period primarily due to the increased sales of $41.8 million.  The European acquisition accounted for $6.7 million of the increase in earnings from operations.  Earnings from operations for the licensing segment increased $0.1 million to $9.1 million in the first quarter ended April 2, 2005 from $9.0 million for the comparable 2004 period due primarily to the improved performance from our domestic accessory licensees.  The cost of unallocated corporate overhead decreased to $8.5 million in the first quarter ended April 2, 2005 from $8.8 million in the comparable 2004 period.

INTEREST EXPENSE.  Interest expense increased 26.6% to $1.8 million in the first quarter ended April 2, 2005 from $1.4 million in the comparable 2004 period.  Total debt at April 2, 2005 was $107.8 million, which included $50.3 million of the Company’s 6.75% Secured Notes due 2012 and approximately $57.5 million of bank debt which represented primarily debt from our European operations.  On a comparable basis, the average debt balance for the first quarter ended April 2, 2005 was $88.5 million, with an average effective interest rate of 7.9%, versus an average debt balance of $67.9 million, with an average effective interest rate of 8.2%, for the same period in 2004.

INCOME TAXES.  The income tax expense for the first quarter ended April 2, 2005 was $5.7 million, or a 41.0% effective tax rate, compared to the income tax expense of $0.6 million, or a 43.0% effective tax rate, for the first quarter ended March 27, 2004.  Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

NET EARNINGS.  Net earnings increased by $7.4 million to $8.2 million in the first quarter ended April 2, 2005, from $0.8 million in the first quarter ended March 27, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our need for liquidity will primarily arise from the funding of the European acquisition, principal payments, expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure and operations. We have historically financed our operations primarily from internally generated funds and borrowings under our Credit Facility (defined below) and other bank facilities.  Please see “Important Factors Regarding Forward-Looking Statements” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

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

On December 30, 2004, the Company and certain of its affiliates entered into an amendment to the Credit Facility. The amendment, among other things, (i) increases to $55 million the aggregate amount of letters of credit that may be outstanding under the loan agreement, and limits the amount of letters of credit that may be issued in currencies other than U.S. dollars to $35 million, (ii) permits the acquisition by the Company and its affiliates of the remaining shares of capital stock not currently owned by the Company and its affiliates of Maco, a former licensee of the Company, and (iii) permits the guarantee of certain indebtedness by the Company and its affiliates in connection with the acquisition. The documents covering the Canadian portion of the Credit Facility were also amended to permit the actions described in clauses (ii) and (iii) above. At April 2, 2005, the Company had $1.4 million in outstanding borrowings under the Credit Facility, $11.8 million in outstanding standby letters of credit, $8.1 million in outstanding documentary letters of credit, and approximately $36.2 million available for future borrowings. As of April 2, 2005, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003, Guess? Royalty Finance LLC, an indirect wholly owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (“Secured Notes”). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements. The Secured Notes pay interest and amortize principal quarterly. Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), an indirect wholly owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company. The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000. At April 2, 2005, the Company had $3.4 million of restricted cash related to the interest reserve. The net proceeds, after interest reserve and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the 9½% Senior Subordinated Notes due August 2003. The Company redeemed the 9½% Senior Subordinated Notes on May 27, 2003.  At April 2, 2005, the Company had $50.3 million outstanding under the Secured Notes.

The Company’s European operation has term loans with three banks totaling $11.5 million at April 2, 2005 with a weighted average annual interest rate of 3.7%.  Interest rates vary by bank but are either the Euribor 6 month rate plus 1.5% or the Euribor 3 month rate plus 1.5%.  Depending on the banks, these loans mature between April 2008 and January 2010, and require principal and interest payments monthly, quarterly or semi-annually.  These loans are unsecured and have no financial ratio covenants.  In addition, on March 15, 2005, our European operation entered into a $7.7 million bridge loan with an Italian bank.  We anticipate converting this bridge loan by July 31, 2005 into a term loan with similar terms as the previously described term loans except that this loan will have certain financial ratio covenants.  The Company pays interest at the Euribor 6 month rate plus 1.35% and must maintain a compensating balance of $1.3 million until the term loan is effective.

The Company’s European operation maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy.  Under these agreements, the Company can borrow up to $63.2 million with interest rates ranging from 3.0% to 4.5%.  At April 2, 2005, the Company had $35.8 million outstanding under these agreements with a weighted average interest rate of 3.6%. These agreements have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by a $9.5 million standby letter of credit issued under the Company’s Credit Facility.

During the first quarter ended April 2, 2005, the Company relied on trade credit along with available cash and borrowings under the Credit Facility, European bank facilities and internally generated funds to finance its operations and expansion.  Net cash used in operating activities was $2.7 million for the first quarter ended April 2, 2005, compared to $15.6 million of net cash used in operating activities for the first quarter ended March 27, 2004, or a decrease of $12.9 million.

Cash used in operating activities decreased $12.9 million due to a $7.4 million improvement in net earnings in the first quarter of 2005 versus the same 2004 period and a $5.5 million net change in operating assets and liabilities.  The primary uses of cash from operating activities were for the increase in inventories related to new store growth, seasonal inventory increases and an increase in accounts receivable associated with the growth of our European business.  These uses of cash were partially offset by increases in accounts payable and accrued liabilities related to increases in inventory.  At April 2, 2005, the Company had working capital of $143.7 million compared to $138.2 million at December 31, 2004 and $103.1 million at March 27, 2004.

Capital expenditures totaled $9.8 million excluding lease incentives of $0.6 million for the first quarter ended April 2, 2005.  This compared to $4.5 million excluding lease incentives of $1.8 million for the first quarter ended March 27, 2004.  The Company’s capital expenditures for 2005 are planned at approximately $42.0 million excluding estimated lease incentives of approximately $7.0 million, primarily for retail store expansion of approximately 37 stores, significant store remodeling programs, investments in information systems and enhancements in other infrastructure.

The Company’s primary working capital needs are for inventory and accounts receivable.  Accounts receivable increased $71.9 million as a result of the business growth of our European operations, including our European acquisition which accounted for $32.6 million of the increase and growth in our existing European operations which accounted for $38.1 million of the increase.  Approximately $37 million of our European segment’s accounts receivable is subject to either a guarantee as part of the purchase of the European jeanswear licensee or is insured for collection purposes.  The Company’s inventory levels increased $14.6 million to $95.6 million at April 2, 2005 from $81.0 million at March 27, 2004, and also increased by $13.3 million from $82.3 million at December 31, 2004.  Again, most of this increase was due to the growth in our European business.  The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, and interest and principal payments on its debt, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe.

In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.  During the first quarter ended April 2, 2005, 8,024 shares of the Company’s common stock were issued out of its treasury shares pursuant to the ESPP at an average price of $12.44 per share for a total of $0.1 million.

WHOLESALE BACKLOG

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 48 hours. The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to stores. At April 30, 2005, we had unfilled wholesale orders, consisting primarily of orders for fashion apparel, of approximately $44.5 million, compared to $43.7 million for such orders at May 1, 2004.  The backlog of wholesale orders at any given time is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

SEASONALITY

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries.  Retail operations are generally stronger in the third and fourth quarters, and wholesale operations generally experience stronger performance in the third quarter.  Our European business is stronger in the first and third quarter than in the second and fourth.  As the timing of the shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year.

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

IMPACT OF RECENT ACCOUNTING PROUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123 (R) (“SFAS 123 (R)”), “Share-Based Payment.”  SFAS 123 (R) requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement.  SFAS 123 (R) generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123 (R) is effective for the Company beginning with the first quarter of 2006.  The Company has not yet determined the effect, if any, that the adoption of SFAS 123(R) is expected to have on the Company’s consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

The Company receives United States dollars (“USD”) for approximately 64% of product sales and licensing revenue.  Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the cost of goods in the future.  In addition, royalties received from international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in USD.  During the last three fiscal years, exchange rate fluctuations have not had a material impact on inventory costs.  Due to the increase in foreign currency transactions and the fact that not all foreign currencies react in the same manner as the U.S. dollar, the Company cannot quantify in any meaningful way the effect of currency fluctuations on future income.

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

Forward Exchange Contracts	USD Equivalent	Maturity Date	Fair Value in USD at April 2, 2005
Canadian dollars	$1,000,000	April 1 to April 29, 2005	$1,076,974
Canadian dollars	1,000,000	May 2 to May 31, 2005	1,074,751
Canadian dollars	1,000,000	June 1 to June 30, 2005	1,046,925
Canadian dollars	1,000,000	July 5 to July 29, 2005	1,037,046
Canadian dollars	1,000,000	August 2 to August 27, 2005	1,026,179
	$5,000,000		$5,261,875
Euros	$600,000	April 11, 2005	$604,293

Based upon the rates at April 2, 2005, the cost to buy the equivalent USD discussed above was approximately $6.4 million Canadian dollars and approximately 0.5 million Euros.  At April 2, 2005 the Company had forward exchange contracts to purchase $5.6 million USD and the fair value of those contracts at that date was $5.9 million USD.  At December 31, 2004, the Company had forward exchange contracts to purchase $16.8 million USD and the fair value of those contracts at that date was $17.9 million USD.

Interest Rate Risk

At April 2, 2005, 46.7% of the Company’s indebtedness contained a fixed interest rate of 6.75%.  At March 27, 2004, 96.4% of the Company’s indebtedness contained a fixed interest rate of 6.75%.  Substantially all of the Company’s remaining indebtedness, including any borrowings under the Credit Facility or from European banks, is at variable rates of interest.  Accordingly, changes in interest rates would impact the Company’s results of operations in future periods.  A 100 basis point change in interest rates would increase interest expense for the quarter ended April 2, 2005, by approximately $0.2 million.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At April 2, 2005, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

ITEM 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officers and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.

There has been no change in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

On February 1, 2005, a complaint was filed by Michele Evets against the Company in the Superior Court of the State of California for the County of San Francisco.  The Complaint purports to be a class action filed on behalf of current and former Guess store managers in California.  Plaintiffs seek overtime wages and a preliminary and permanent injunction.  The Company answered the complaint on April 28, 2005.  No trial or hearing has been set.

Most major corporations, particularly those operating retail businesses, become involved from time to time in a variety of employment-related claims and other matters incidental to their business. In the opinion of our management, the resolution of the above matter or any of these pending incidental matters is not expected to have a material adverse effect on our consolidated results of operations or financial condition; however, we cannot predict the outcome of these matters.

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

GUESS?, INC.

Date: May 12, 2005	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President, Chief Operating Officer and Director

Date: May 12, 2005	By:	/s/ FREDERICK G. SILNY
Frederick G. Silny
Senior Vice President and Chief Financial Officer (Principal Financial Officer)