Form 10-Q
period 2005-07-02
GUESS INC
filed 2005-08-10
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended July 2, 2005

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

As of August 8, 2005, the registrant had 44,393,205 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	July 2, 2005	Dec. 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$88,273	$106,003
Restricted cash	3,231	3,660
Receivables, net	74,399	53,915
Inventories, net	113,206	82,329
Prepaid expenses and other current assets	15,707	14,516
Deferred tax assets	10,600	10,600
Total current assets	305,416	271,023
Property and equipment, net	121,430	113,944
Goodwill	21,359	11,610
Long-term deferred tax assets	16,894	16,894
Other assets	20,226	10,833
	$485,325	$424,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable and long-term debt	$37,015	$13,430
Accounts payable	69,991	58,158
Accrued expenses	52,668	61,211
Total current liabilities	159,674	132,799
Notes payable and long-term debt, excluding current installments	50,848	41,396
Long-term deferred rent and lease incentives	27,092	25,282
Other long-term liabilities	16,846	4,250
	254,460	203,727

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 65,284,610 and 65,188,828 shares, outstanding 44,292,875 and 44,177,769 shares at July 2, 2005 and December 31, 2004, respectively	176	160
Paid-in capital	179,512	178,406
Deferred compensation	(1,471)	(1,093)
Retained earnings	205,075	192,748
Accumulated other comprehensive income	4,149	7,076
Treasury stock, 20,991,735 and 21,011,059 shares repurchased at July 2, 2005 and December 31, 2004, respectively	(156,576)	(156,720)
Total stockholders’ equity	230,865	220,577
	$485,325	$424,304

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net revenue:
Product sales	$168,913	$144,489	$373,107	$286,894
Net royalties	9,322	9,608	20,736	20,548
	178,235	154,097	393,843	307,442
Cost of product sales	111,757	96,307	245,142	197,122
Gross profit	66,478	57,790	148,701	110,320

Selling, general and administrative expenses	58,717	52,577	125,786	102,498
Earnings from operations	7,761	5,213	22,915	7,822

Other (income) expense:
Interest expense	2,093	1,576	3,847	2,961
Interest income	(1,043)	(103)	(1,478)	(205)
	1,050	1,473	2,369	2,756

Earnings before income tax expense	6,711	3,740	20,546	5,066

Income tax expense	2,547	1,609	8,219	2,179

Net earnings	$4,164	$2,131	$12,327	$2,887

Earnings per share:
Basic	$0.09	$0.05	$0.28	$0.07
Diluted	$0.09	$0.05	$0.28	$0.06

Weighted average shares outstanding:
Basic	44,238	43,997	44,219	43,881
Diluted	44,703	44,553	44,677	44,456

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 2, 2005	June 26, 2004

Cash flows from operating activities:
Net earnings	$12,327	$2,887
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	16,071	17,309
Amortization of other assets	914	189
Net (gain) loss on disposition of property and equipment	(108)	50
Other items, net	(3,830)	1,188
Changes in operating assets and liabilities:
Restricted cash	429	412
Receivables	25,971	(5,482)
Inventories	(16,024)	(13,280)
Prepaid expenses and other assets	3,501	(1,713)
Accounts payable	(4,940)	1,829
Accrued expenses	(18,531)	(6,263)
Long-term deferred rent and lease incentives	1,810	1,406
Other long-term liabilities	6,347	—
Net cash provided by (used in) operating activities	23,937	(1,468)
Cash flows from investing activities:
Purchases of property and equipment	(23,938)	(9,995)
Proceeds from the disposition of property and equipment	2,531	45
Acquisition of European jeanswear licensee, net of cash acquired	(19,982)	—
Net cash used in investing activities	(41,389)	(9,950)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	57,154	90,888
Repayments of notes payable and long-term debt	(57,894)	(98,259)
Issuance of common stock	888	2,089
Net cash provided by (used in) financing activities	148	(5,282)
Effect of exchange rates on cash	(426)	(86)
Net decrease in cash and cash equivalents	(17,730)	(16,786)
Cash and cash equivalents at beginning of period	106,003	67,163
Cash and cash equivalents at end of period	$88,273	$50,377
Supplemental disclosures:
Cash paid during the period for:
Interest	$2,595	$2,612
Income taxes	12,774	7,520

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2005

(unaudited)

(1)           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of GUESS?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of July 2, 2005, and the condensed consolidated statements of operations for the three and six months ended July 2, 2005 and June 26, 2004 and the condensed consolidated statements of cash flows for the six months ended July 2, 2005 and June 26, 2004. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the three and six months ended July 2, 2005 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

The Company’s quarterly fiscal reporting period usually ends on the Saturday nearest the calendar quarter end and its year ends on December 31.  The three months ended July 2, 2005 had the same number of days as the three months ended June 26, 2004.  However, the six months ended July 2, 2005 had 183 days compared to 178 days in the six months ended June 26, 2004.

Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to classifications used in the current year.  These reclassifications had no impact on previously reported results.

(2)           Summary of Significant Accounting Policies

Classification of Certain Costs and Expenses

The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in cost of product sales. Distribution costs related to the wholesale and European businesses are included in selling, general and administrative expenses and amounted to $1.3 million and $1.7 million for the three months ended July 2, 2005 and June 26, 2004, respectively, and $3.6 million and $3.8 million for the six months ended July 2, 2005 and June 26, 2004, respectively.  The Company includes store selling, selling and merchandising, advertising, wholesale distribution costs, design and other corporate overhead costs as components of selling, general and administrative expenses.

Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of stock options.  For the three and six months ended July 2, 2005 and June 26, 2004, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock and was not significant.  Options to purchase 1,199,045 shares of common stock at prices ranging from $15.59 to $27.31 during the three months ended July 2, 2005, options to purchase 335,039 shares of common stock at prices ranging from $15.59 to $27.31 during the three months ended June 26, 2004, options to purchase 1,327,255 shares of common stock at prices ranging from $15.06 to $27.31 during the six months ended July 2, 2005 and options to purchase 977,113 shares of common stock at prices ranging from $15.44 to $27.31 during the six months ended June 26, 2004 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock during such respective periods and therefore such options would be anti-dilutive.

Business Segment Reporting

The business segments of the Company are retail, wholesale, European and licensing.  Information relating to these segments is summarized in Note 6.  In the first quarter of 2005, the Company revised its segment reporting to include its European operations as a separate segment (see Note 9).  The Company believes this segment reporting better reflects how its four business segments — retail, wholesale, European and licensing — are managed and each segment’s performance is evaluated.  The European segment includes both wholesale and retail operations in Europe.  The retail segment includes the Company’s retail operations in North America.  The wholesale segment includes the wholesale operations in North America and internationally, excluding Europe.  The licensing segment includes the worldwide licensing operations of the Company.  All amounts for 2003 and 2004 have been revised to conform to the 2005 presentation and are included in Note 6.  The business segments results exclude corporate overhead costs, which consist of shared costs of the organization.  These costs are presented separately and include, among other things, the following corporate costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal.

Comprehensive Income

Comprehensive income consists of net earnings, unrealized gain (loss) on investments available for sale and foreign currency translation adjustments.  A reconciliation of comprehensive income for the three and six-month periods ended July 2, 2005 and June 26, 2004 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net earnings	$4,164	$2,131	$12,327	$2,887
Unrealized gain (loss) on investments, net of tax	20	201	(130)	126
Foreign currency translation adjustment	(1,466)	1,293	(2,797)	696
Comprehensive income	$2,718	$3,625	$9,400	$3,709

Employee Stock Options

The Company has stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost for stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In addition, no compensation expense is recognized for common stock purchases under the Employee Stock Purchase Plan.  The Company records compensation expense related to its restricted stock awards at the market price of the underlying stock on the date of grant as unearned compensation and amortizes this amount to expense over the vesting period.

On June 20, 2005, the Compensation Committee and the Board of Directors approved the immediate acceleration of vesting of options to purchase 375,000 shares of common stock of the Company, of which 187,500 were held by each of Maurice Marciano and Paul Marciano, Co-Chairmen of the Board and Co-Chief Executive Officers.  The accelerated stock options, which were originally granted on February 26, 2004 under the Company’s 1996 Equity Incentive Plan, have an exercise price of $15.59 per share.  The closing price of the Company’s common stock on the New York Stock Exchange on the date of acceleration was $17.36 per share.

The purpose of the accelerated vesting was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its income statement, as would be required beginning January 1, 2006 under the recently issued Financial Accounting Standards Board (“FASB”) Statement No. 123(R)  (Share-Based Payment) (“SFAS 123(R)”).  The resulting amount that will not be required to be expensed by the Company is expected to be approximately $3.0 million over the course of the original vesting period, $1.2 million of which would have been for fiscal year 2006.  Incremental expense of $3.9 million associated with the acceleration was included in the three months and six months ended July 2, 2005 pro forma disclosure presented in the following table.  The Company strongly believes that given the existing substantial share ownership of Maurice Marciano and Paul Marciano in the Company, accelerating the vesting of these options will have no impact with respect to their retention.

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Net earnings, as reported	$4,164	$2,131	$12,327	$2,887
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	87	179	289	246
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,753)	(833)	(3,263)	(1,479)
Pro forma earnings	$1,498	$1,477	$9,353	$1,654

Earnings per share:
Basic—as reported	$0.09	$0.05	$0.28	$0.07
Basic—pro forma	$0.03	$0.03	$0.21	$0.04

Diluted—as reported	$0.09	$0.05	$0.28	$0.06
Diluted—pro forma	$0.03	$0.03	$0.21	$0.04

The fair value of stock options used to compute pro forma net income and net income per common share disclosures is the estimated value at the grant date using the Black-Scholes option-pricing model.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS 151 also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R), which requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement.  SFAS 123(R) generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) is effective for the Company beginning with the first quarter of 2006.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides the staff’s views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payments arrangements for public companies.  Although the pro forma effects of applying the original SFAS 123 (as set forth under “Employee Stock Options” in this Note 2) may be indicative of the effects of adopting SFAS 123(R), the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; and the transition method chosen for adopting SFAS 123(R).  The Company is currently evaluating option valuation methodologies and assumptions in light of SFAS 123(R).

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005.  The Company does not anticipate that the adoption of FIN 47 will have a material impact on its consolidated financial statements.

(3)           Accounts Receivable

Accounts receivable consists of trade receivables, net of reserves aggregating $8,892,000 and $8,678,000, at July 2, 2005 and December 31, 2004, respectively, and royalty receivables, less allowance for doubtful accounts of $650,000 and $709,000, at July 2, 2005 and December 31, 2004, respectively.

(4)           Inventories

The components of inventories consist of the following (in thousands):

	July 2, 2005	Dec. 31, 2004
Raw materials	$7,895	$9,089
Work in progress	7,056	2,431
Finished goods – Europe	27,000	5,932
Finished goods – Retail	58,619	51,887
Finished goods – Wholesale	12,636	12,990
	$113,206	$82,329

As of July 2, 2005 and December 31, 2004, reserves to write-down inventories to the lower of cost or market totaled $5.2 million and $5.4 million, respectively.

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

Net revenue and earnings (loss) from operations are summarized as follows for the three and six-month periods ended July 2, 2005 and June 26, 2004 (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net revenue:
Retail operations	$132,908	$115,248	$249,403	$214,772
Wholesale operations	26,087	25,214	57,146	53,303
European operations	9,918	4,027	66,558	18,819
Licensing operations	9,322	9,608	20,736	20,548
	$178,235	$154,097	$393,843	$307,442

Earnings (loss) from operations:
Retail operations	$13,457	$12,546	$10,049	$10,868
Wholesale operations	279	(4,752)	2,406	(5,946)
European operations	(4,853)	(508)	11,000	4,783
Licensing operations	7,906	7,065	17,050	16,048
Corporate overhead	(9,028)	(9,138)	(17,590)	(17,931)
	$7,761	$5,213	$22,915	$7,822

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

On December 30, 2004, the Company and certain of its affiliates entered into an amendment to the Credit Facility. The amendment, among other things, (i) increased to $55 million the aggregate amount of letters of credit that may be outstanding under the loan agreement, and limited the amount of letters of credit that may be issued in currencies other than U.S. dollars to $35 million, (ii) permitted the acquisition by the Company and its affiliates of the remaining shares of capital stock not then owned by the Company and its affiliates of Maco Apparel S.p.A. (“Maco”), a former licensee of the Company, and (iii) permitted the guarantee of certain indebtedness by the Company and its affiliates in connection with the acquisition. The documents covering the Canadian portion of the Credit Facility were also amended to permit the actions described in clauses (ii) and (iii) above. At July 2, 2005, the Company had $2.0 million in outstanding borrowings under the Credit Facility, $11.5 million in outstanding standby letters of credit, $14.9 million in outstanding documentary letters of credit, and approximately $35.0 million available for future borrowings. As of July 2, 2005, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003, Guess? Royalty Finance LLC, an indirect wholly owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (“Secured Notes”). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements. The Secured Notes obligate the Issuer to pay interest and amortize principal quarterly. Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), an indirect wholly owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company. The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000. At July 2, 2005, the Company had $3.2 million of restricted cash related to the interest reserve. The net proceeds, after interest reserve and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the Company’s then outstanding 9½% Senior Subordinated Notes due August 2003. The Company redeemed the 9½% Senior Subordinated Notes on May 27, 2003. At July 2, 2005, the Company had $47.8 million outstanding under the Secured Notes.

The Company’s European operation has term loans with three banks totaling $10.5 million at July 2, 2005 with a weighted average annual interest rate of 3.6% for the six months ended July 2, 2005.  Interest rates vary by bank but are either the Euribor six month rate plus 1.5% or the Euribor three month rate plus 1.5%.  Depending on the bank, these loans mature between April 2008 and January 2010 and require principal and interest payments monthly, quarterly or semi-annually.  These loans are unsecured and have no financial ratio covenants.  In addition, on March 15, 2005 our European operation entered into a $7.2 million bridge loan with an Italian bank.  The Company paid interest on the bridge loan at the Euribor six month rate plus 1.35% and maintained a compensating balance of $1.2 million until the Company converted the bridge loan to a term loan on July 28, 2005.  This term loan requires principal and accrued interest to be paid semi-annually beginning in January 2006 and ending in July 2010, provides for interest at the Euribor six month rate plus 1.35% and contains certain financial ratio covenants.  The term loans and the bridge loan are denominated in Euros.

(8)           Bank Borrowing Agreements

The Company’s European operation maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy.  Under these agreements, the Company can borrow up to $65.3 million with annual interest rates ranging from 3.0% to 4.5%.  At July 2, 2005, the Company had $19.9 million of borrowings outstanding under these agreements with a weighted average annual interest rate of 3.5%. These agreements are denominated in Euros, have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by an $8.4 million standby letter of credit issued under the Company’s Credit Facility.

(9)           Acquisition of Maco Apparel S.p.A.

During the first quarter of 2005, the Company and its wholly-owned subsidiary, Guess Italia S.r.l. (“Guess Italia”) (collectively, the “Purchasers”), completed the acquisition of the remaining 90% of Maco the Company did not already own from Fingen S.p.A. and Fingen Apparel N.V. (collectively, the “Sellers”), as well as the assets and leases of nine retail stores in Europe. Since 1997, Maco was the Italian licensee of GUESS jeanswear for men and women in Europe. The agreement includes the purchase of inventory and receivables, the assumption of certain liabilities, the repayment of debt and the transfer of leases for the GUESS retail locations.  The results of operations for Maco and the acquired retail stores have been included in the condensed consolidated financial statements since January 3, 2005.

The total purchase price for the Maco shares and retail stores was $20.9 million plus the assumption of $44.9 million in debt.  In the first quarter of 2005, the Company paid $15.6 million of the purchase price and refinanced $44.9 million of the outstanding debt of Maco.  In the second quarter of 2005, the Company paid an additional $1.2 million of the purchase price.  The remaining purchase price of $4.1 million is included in liabilities and is payable in $0.5 million installments on each January 30 and June 30 through June 30, 2009.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is preliminary and is therefore still subject to adjustments based on fair value appraisal information (in thousands):

Jan. 1, 2005
Current assets	$72,883
Property and equipment, net	1,657
Intangible assets	12,422
Goodwill	9,749
Total assets acquired	96,711
Current liabilities	(56,234)
Long-term liabilities	(19,529)
Total liabilities assumed	(75,763)
Net assets acquired, including cash of $966	$20,948

The $12.4 million of acquired intangible assets are lease acquisition costs and are subject to amortization.  The acquired intangible assets have a weighted–average useful life of approximately four years.  The goodwill of $9.7 million is included in the European operations segment.

(10)         Related Party Transactions

During the first quarter of 2005, the Company, through a wholly-owned Canadian subsidiary, began leasing a warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with Maurice Marciano and Paul Marciano.  The lease has a term of 10 years with initial lease payments of approximately $530,000 Canadian per year.  The Company and the lessors entered into a written lease agreement during the second quarter of 2005.  Total rent expense was $254,000 Canadian in the six months ended July 2, 2005.  The Company believes the related party lease has not been significantly affected by the fact that the Company and the lessors are related.

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

(11) Commitments and Contingencies

Litigation

On February 1, 2005, a complaint was filed by Michele Evets against the Company in the Superior Court of the State of California for the County of San Francisco.  The Complaint purports to be a class action filed on behalf of current and former Guess store managers in California.  Plaintiffs seek overtime wages and a preliminary and permanent injunction.  The Company answered the complaint on April 28, 2005.  No trial date has been set.

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

(12)         Employee Stock Purchase Plan

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

During the six months ended July 2, 2005, 19,324 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $12.49 per share.

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

Forward-looking statements are only expectations and involve known and unknown risks and uncertainties which may cause actual results in future periods and other future events to differ materially from what is currently anticipated.  Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued availability of sufficient working capital, the successful integration of acquisitions and new stores into existing operations, the continued desirability and customer acceptance of existing and future product lines (including licensed products), possible cancellations of wholesale orders, the success of competitive products, and the availability of adequate sources of capital.  In addition to these factors, the economic and other factors identified in the Company’s most recent annual report on Form 10-K for the fiscal year ended December 31, 2004, including but not limited to the risk factors discussed therein, could affect the forward-looking statements contained herein and in the Company’s other public documents.

Summary

We derive our net revenue from the sale of GUESS? men’s and women’s apparel, MARCIANO women’s apparel and our licensees’ products through our network of retail and factory outlet stores primarily in the United States and Canada, from the sale of GUESS? men’s and women’s apparel worldwide to wholesale customers and distributors, from net royalties from worldwide licensing activities, from the sale of GUESS? apparel through the wholesale channels of our 100% owned Canadian subsidiary, GUESS? Canada Corporation (“GUESS Canada”), our 100% owned Italian subsidiary, GUESS? Italia, S.r.l., and from the sale of GUESS? and MARCIANO apparel and our licensee products through our on-line stores at www.guess.com, www.guessfactory.com and www.marciano.com.

Unless the context indicates otherwise, when we refer to “we,” “us” or the “Company” in this Form 10-Q, we are referring to GUESS?, Inc. and its subsidiaries on a consolidated basis.

The Company’s quarterly fiscal reporting period ends on the Saturday nearest the calendar quarter end and its year ends on December 31.  The three months ended July 2, 2005 had the same number of days as the three months ended June 26, 2004.  However, the six months ended July 2, 2005 had 183 days compared to 178 days in the six months ended June 26, 2004.

The Company reports comparable store sales for its full-price retail and factory outlet stores in the U.S. and Canada.  A store is considered comparable after it has been open for 13 full months.  If a store remodel or relocation results in a square footage change of more than 15%, the store is removed from the comparable store base until it has been open at its new size or in its new location for 13 full months.

Executive Summary

During the second quarter of 2005, diluted earnings per share increased by 80.0% to $0.09 from diluted earnings of $0.05 per share in the year ago period.  We achieved a 15.7% increase in net revenues to $178.2 million in the second quarter of 2005 from $154.1 million in last year’s second quarter.  The higher revenues reflect increased contribution from our retail, wholesale and European businesses.  Net earnings of the Company increased 95.4% in the second quarter of 2005 to $4.2 million compared with net earnings of $2.1 million in the second quarter of 2004.

We ended the quarter with $91.5 million in cash and restricted cash versus $54.5 million a year ago.  Accounts receivable increased by $36.3 million from a year ago to $74.4 million due mostly to the growth of our European business, including the effect of the acquisition of our former jeanswear licensee in Europe in the first quarter of 2005.  We closed the quarter with $113.2 million of inventory compared to $96.8 million at the end of the 2004 second quarter, an increase of $16.4 million.  The change was attributable to our European business, including the acquired business, where inventories increased by $25.2 million, partially offset by a reduction of inventories for our North American business.   Our debt levels increased to $87.9 million from $60.7 million at June 26, 2004.  The net increase was attributable to a debt increase associated with our European business amounting to $38.0 million, partially offset by principal payments on our domestic long-term debt.

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

Our retail segment, which includes full-priced and factory outlet stores in the U.S. and Canada, and E-commerce, generated net sales of $132.9 million during the second quarter of 2005, an increase of 15.3% from $115.2 million in the prior-year second quarter.  In the U.S. and Canada, the increase was driven by a comparable store sales increase of 4.2% and a larger store base, which represented a 9.5% increase in average square footage as compared to the same period last year. The comparable store sales increase reflects the improved results of the men’s and MARCIANO apparel lines and our accessories business.  Earnings from operations for the retail segment increased to $13.5 million in the second quarter of 2005 from $12.5 million in the second quarter of 2004.

We ended the second quarter with a total of 301 stores in the U.S. and Canada, of which 186 were full priced retail stores, 94 were factory outlet stores and 21 were new concept stores, which include 10 MARCIANO stores and 11 Accessories stores.  This compares to 264 stores a year ago, including 179 full priced retail stores, 77 factory outlet stores and 8 kids stores.

In our wholesale operations, second quarter 2005 revenues increased 3.5% to $26.1 million from $25.3 million in the same period in 2004.  The growth was driven primarily by our non-European, international wholesale business whose revenues increased by $1.0 million to $7.3 million.  Domestic wholesale revenues, including full-price and off-price shipments, were about flat with the same prior-year period.  Our products were sold domestically in approximately 930 doors at the end of the second quarter of 2005 versus approximately 850 doors at the end of the same period a year ago.  Earnings from operations for the wholesale segment in the second quarter of 2005 increased to a profit of $0.3 million from a loss of $4.8 million in the 2004 second quarter.  Sales to our department store customers increased in the second quarter of 2005 and our clean inventory position resulted in reduced sales in the off-price channel, contributing to a substantial margin improvement.  Lower expenses, including advertising, also contributed to the better operating performance.

In our European segment, net revenues in the second quarter of 2005 increased $5.9 million to $9.9 million from $4.0 million in the same period last year.  Revenues from our newly acquired European business totaled $7.4 million for the quarter.  The loss from operations from our European segment increased to $4.9 million for the second quarter of 2005 from $0.5 million in the prior year period, primarily due to our recent European acquisition.

Our licensing segment achieved net revenues of $9.3 million in the second quarter of 2005 compared to $9.6 million in the second quarter of 2004.  Licensing revenues were reduced as a result of the acquisition of our European jeanswear licensee in January 2005, since the revenues of the acquired business are now classified as revenues for the European segment, partially offset by increased revenue from both domestic and international licensees.  Excluding the effect of the royalties from the acquired European business, revenue growth from our domestic and international licensees increased 15.9% compared to the prior year period.  Operating earnings increased to $7.9 million from $7.1 million in last year’s second quarter.  Lower expenses contributed to the improved earnings in the period.

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

RESULTS OF OPERATIONS

Three and Six Months Ended July 2, 2005 and June 26, 2004.

NET REVENUE.  Net revenue for the three months ended July 2, 2005 increased $24.1 million, or 15.7%, to $178.2 million from $154.1 million in the three months ended June 26, 2004, due to sales growth in the retail, wholesale and European segments.

Net revenue from retail operations increased 15.3% to $132.9 million in the three months ended July 2, 2005 from $115.2 million in the three months ended June 26, 2004.  The increase was driven by a comparable store sales increase of 4.2%, which accounted for $4.9 million of the increase, and a $12.8 million increase due to an average of 34 new stores in operation representing a 9.5% increase in average square footage as compared to the same period last year.  The comparable store sales increase was driven by improved results in our men’s, accessories and MARCIANO product categories.  The most significant comparable store sales increases were in our Canadian stores.  Currency fluctuations accounted for $1.7 million of the increase in net revenue.

Net revenue from wholesale operations increased $0.8 million, or 3.5%, to $26.1 million in the three months ended July 2, 2005 from $25.3 million in the three months ended July 26, 2004.  This included an increase in non-European, international wholesale revenue of $1.0 million, or 15.9%, from $6.3 million to $7.3 million during the second quarter of 2005 compared to the same prior year period.  Domestic wholesale net revenue was about flat with the same prior year period.  Our products were sold domestically in approximately 930 doors at the end of the second quarter of 2005 compared with approximately 850 doors at the end of the second quarter of 2004.  Non-European, international wholesale net revenue increased primarily as a result of improved sales in Asia.

Net revenue from European operations increased $5.9 million, or 146.3%, to $9.9 million in the three months ended July 2, 2005 from $4.0 million in the same prior year period.  Revenues from our newly acquired European jeanswear business, including the acquired retail stores, totaled $7.4 million for the quarter.  Currency fluctuations accounted for $0.1 million of the increase in net revenue.

Net royalty revenue for the three months ended July 2, 2005 decreased $0.3 million, or 3.0%, to $9.3 million from $9.6 million during the same period in 2004.  Licensing revenues were reduced as a result of the acquisition of our European jeanswear licensee in January 2005, since the revenues of the acquired business are now classified as revenues for the European segment, partially offset by increased revenue from both domestic and international licensees.  Excluding the effect of the royalties from the acquired European business, revenue growth from our domestic and international licensees increased 15.9% compared to the prior year period, as a result of the strength of the accessories business and higher sales by these licensees.

Net revenue for the six months ended July 2, 2005, increased $86.4 million, or 28.1%, to $393.8 million from $307.4 million in the six months ended June 26, 2004, primarily due to growth of our European and retail segments.

Net revenue from retail operations increased $34.6 million, or 16.1%, to $249.4 million in the first six months of 2005 from $214.8 million in the first six months of 2004.  This increase was due to a comparable store sales increase of 4.4%, which accounted for $13.8 million of the increase, and a $20.8 million increase due to an average of 28 new stores in operation representing an 8.6% increase in average square footage as compared to the same prior year period.  The most significant comparable store sales increases were in our Canadian stores.  Currency fluctuations accounted for $2.8 million of the increase in net revenue.

Net wholesale revenue increased by $3.8 million, or 7.2%, to $57.1 million in the six months ended July 2, 2005 compared to $53.3 million in the same prior year period.  International wholesale net revenues, excluding Europe, increased $3.1 million, or 23.3%, to $16.4 million in the first six months of 2005 from $13.3 million in the same prior year period.  Domestic wholesale revenue also increased $0.7 million to $40.7 million in the six months ended July 2, 2005 from $40.0 million during the same period in 2004.  International wholesale revenue increased primarily due to improved sales in Asia.

Net revenue from European operations increased $47.8 million, or 253.7%, to $66.6 million in the six months ended July 2, 2005 from $18.8 million in the same prior year period.  Revenues from our newly acquired European jeanswear business totaled $33.6 million for the first six months of 2005.  The remaining increase of $14.2 million was primarily due to increased sales of accessories as compared to the same prior year period.  Currency fluctuations accounted for $1.7 million of the increase in net revenue.

Net royalty revenue increased by $0.2 million, or 0.9%, to $20.7 million for the six-month period ended July 2, 2005 from $20.5 million during the comparable 2004 period.  The increase was attributable to improved performance by our domestic and international licensing business, as a result of the strength of the accessories business and higher sales by these licensees, partially offset by the reduced royalty stream from the European business which we acquired.

GROSS PROFIT.  Gross profit increased $8.7 million, or 15.0%, to $66.5 million in the three months ended July 2, 2005, from $57.8 million in the comparable 2004 period.  Gross profit for the retail segment increased $5.3 million, or 13.0%, to $45.9 million, primarily attributable to the 15.3% growth in retail sales during the second quarter of 2005 compared to the same prior year period.  Gross profit for the wholesale segment increased $1.9 million, or 30.9%, to $7.8 million during the three months of 2005 compared to the same prior year period, as a result of improved performance in our non-European, international and domestic wholesale businesses and reduced sales of excess inventory in the low margin off-price channel.  Gross profit for our European operations increased $1.8 million to $3.5 million during the second quarter of 2005 compared to the same prior year period.  The gross profit generated by the European business we acquired accounted for approximately $3.9 million of the increase, partially offset by reduced gross profit in our other European lines of business.

Gross margin (gross profit as a percentage of total net revenue) was about flat in the three months ended July 2, 2005 compared to the same period of 2004, 37.3% in 2005 versus 37.5% last year.  Our wholesale operations contributed positively to the change in the gross margin rate while our retail operations and European operations contributed negatively.  Wholesale sales to our department store customers increased in the three-month period ended July 2, 2005 and our clean inventory position resulted in reduced sales in the off-price channel, contributing to a substantial margin improvement.  Licensing also had a negative impact on the rate as this high margin segment was a smaller percentage of the overall business compared to last year due primarily to the acquisition of our European jeanswear licensee in January 2005.  Gross margin from product sales increased to 33.8% in the three months ended July 2, 2005 from 33.3% in the three months ended June 26, 2004.

Gross profit increased $38.4 million, or 34.8%, to $148.7 million in the six months ended July 2, 2005, from $110.3 million for the six months ended June 26, 2004.  The increase in gross profit during the six-month period ended July 2, 2005 resulted from increased sales in our retail segment and improved margins in both the retail and wholesale segments.  Gross profit for the retail segment increased $11.8 million, or 18.3%, to $76.4 million during the six months of 2005 compared to the same prior year period due to higher retail sales.  Gross profit for the wholesale segment increased $2.7 million, or 18.2%, to $17.9 million during the first six months of 2005 compared to the same prior year period, as a result of improved performance in both our domestic and non-European, international wholesale businesses.   Gross profit for our European operations increased $23.7 million to $33.7 million during the first six months of 2005 compared to the same prior year period.  The European acquisition accounted for approximately $16.0 million of the increase.

Gross margin increased during the six months ended July 2, 2005 to 37.8% from 35.9% during the same period in 2004.  Gross margin from product sales increased to 34.3% during the six months ended July 2, 2005 from 31.3% during the same period in 2004.  Our retail, wholesale and European operations contributed positively to the change in the gross margin rate.  Licensing had a negative impact on the rate as this high margin segment was a smaller percentage of the overall business as compared to a year ago due primarily to the acquisition of our European jeanswear licensee in January 2005.  Gross margin in the retail segment increased primarily as a result of improved leverage of store occupancy costs due to the increase in comparable store sales.  The improved margins in wholesale reflected better performance in our domestic and non-European, international wholesale businesses.

The Company’s gross margins may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude a portion of them from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative (“SG&A”) expenses increased by $6.1 million, or 11.7%, to $58.7 million in the three months ended July 2, 2005, from $52.6 million in the comparable 2004 period primarily attributable to the increase in European operations.  SG&A expenses in our European operations increased by $6.2 million in the second quarter to $8.4 million from $2.2 million in the same 2004 period as a result of our recent acquisition, while SG&A expenses in the rest of the Company were about flat with the prior year period.  A $3.0 million increase due to the cost of operating an average of 34 net new stores was more than offset by a $2.7 million decrease in advertising expenses and a $0.4 million decrease in other costs.  As a percentage of net revenue, SG&A expenses decreased to 32.9% in the three months ended July 2, 2005 from 34.1% in the comparable 2004 period.  This rate improvement resulted from the improved expense leverage on sales growth, lower expenses in the wholesale business and lower advertising spending, partially offset by higher store selling expenses in the retail segment to support the larger store base and increased costs in Europe.

SG&A expenses increased $23.3 million, or 22.7%, to $125.8 million in the six months ended July 2, 2005 from $102.5 million in the six months ended June 26, 2004.  The increase was primarily attributable to a $17.4 million increase in our European operations as a result of our recent acquisition and a $5.1 million increase representing the cost of operating an average of 28 net new stores.  As a percentage of net revenue, SG&A expenses decreased to 32.0% in the first six months of 2005 from 33.2% in the comparable 2004 period reflecting lower advertising spending as a percentage of net revenue and improved expense leverage as a result of the comparable store sales growth.

EARNINGS FROM OPERATIONS.  Earnings from operations increased to $7.8 million in the three months ended July 2, 2005 compared with earnings from operations of $5.2 million in the three months ended June 26, 2004.  The retail segment generated earnings from operations of $13.5 million in the three months ended July 2, 2005 versus earnings from operations of $12.5 million during the same period in 2004 with higher sales and gross profit partially offset by an increase in store selling and other costs.  The wholesale segment improved its earnings from operations to $0.3 million in the three months ended July 2, 2005 from a loss of $4.8 million in the comparable 2004 period.  The improvement in earnings from operations for the wholesale segment is principally due to improved performance in our domestic wholesale business based on improved margins and lower expenses in that segment.  The European operations increased its loss from operations to $4.9 million in the three months ended July 2, 2005 from $0.5 million in the comparable 2004 period primarily due to our recent European acquisition.  Earnings from operations for the licensing segment increased $0.8 million to $7.9 million in the three months ended July 2, 2005 from $7.1 million for the comparable 2004 period due primarily to lower expenses.  The cost of unallocated corporate overhead decreased to $9.0 million in the three months ended July 2, 2005 from $9.1 million in the comparable 2004 period.

Earnings from operations for the six months ended July 2, 2005 increased to $22.9 million from $7.8 million for the six months ended June 26, 2004.  The retail segment generated earnings from operations of $10.0 million in the six months ended July 2, 2005 compared to $10.9 million in the same 2004 period.  Earnings from operations for the wholesale segment were $2.4 million in the six months ended July 2, 2005 compared to a loss from operations of $6.0 million in the same 2004 period.  The increase in earnings from operations for the wholesale segment was principally due to a $2.7 million increase in wholesale gross profit due to higher initial margins, lower losses on off-price sales and $5.7 million less in expenses.  The European segment increased its earnings from operations to $11.0 million in the six months ended July 2, 2005 from $4.8 million in the comparable 2004 period primarily due to $47.8 million of additional sales.  Earnings from operations for the licensing segment increased to $17.1 million for the 2005 six-month period from $16.0 million for the same 2004 period due primarily to lower expenses.  The cost of unallocated corporate overhead declined to $17.6 million in the six months ended July 2, 2005 from $17.9 million in the comparable 2004 period.

INTEREST EXPENSE AND INTEREST INCOME.  Interest expense increased 32.8% to $2.1 million in the three months ended July 2, 2005 from $1.6 million in the comparable 2004 period.  Total debt at July 2, 2005 was $87.9 million, which included $47.8 million of the Company’s 6.75% Secured Notes due 2012 and approximately $40.1 million of bank debt, primarily from our European operations.  On a comparable basis, the average debt balance for the three months ended July 2, 2005 was $104.4 million, with an average effective interest rate of 8.0%, versus an average debt balance of $64.9 million, with an average effective interest rate of 9.7%, for the same period in 2004.  Interest income increased to $1.0 million in the three months ended July 2, 2005 from $0.1 million in the comparable 2004 period due to higher average invested cash balances.

Interest expense increased 29.9% to $3.8 million in the six months ended July 2, 2005 from $3.0 million for the same period in 2004.  On a comparable basis, the average debt balance for the first six months of 2005 was $96.2 million, with an average effective interest rate of 8.0%, versus an average debt balance for the first six months of 2004 of $66.4 million, with an average effective interest rate of 8.9%.  Interest income increased to $1.5 million in the six months ended July 2, 2005 from $0.2 million in the comparable 2004 period due to higher average invested cash balances.

INCOME TAXES.  Income tax expense for the three months ended July 2, 2005 was $2.5 million, or a 38.0% effective tax rate, compared to income tax expense of $1.6 million, or a 43.0% effective tax rate, for the three months ended June 26, 2004.  Income tax expense for the six months ended July 2, 2005 was $8.2 million, or a 40.0% effective tax rate, compared to the income tax expense of $2.2 million, or a 43.0% effective tax rate, for the six months ended June 26, 2004.   Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  During the second quarter of 2005, the Company re-evaluated the anticipated tax rate for the 2005 year and reduced it to 40% from the previously estimated rate of 41%.

NET EARNINGS.  Net earnings increased by $2.1 million to $4.2 million in the three months ended July 2, 2005, from $2.1 million in the three months ended June 26, 2004.  For the 2005 six-month period, net earnings increased by $9.4 million to $12.3 million, from earnings of $2.9 million during the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our need for liquidity primarily arises from the funding of our European growth, principal payments on our debt, expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure and operations. We have historically financed our operations primarily from internally generated funds and borrowings under our Credit Facility (defined below) and other bank facilities.  Please see “Important Notice Regarding Forward-Looking Statements” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

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

On December 30, 2004, the Company and certain of its affiliates entered into an amendment to the Credit Facility. The amendment, among other things, (i) increased to $55 million the aggregate amount of letters of credit that may be outstanding under the loan agreement, and limited the amount of letters of credit that may be issued in currencies other than U.S. dollars to $35 million, (ii) permitted the acquisition by the Company and its affiliates of the remaining shares of capital stock not then owned by the Company and its affiliates of Maco, a former licensee of the Company, and (iii) permitted the guarantee of certain indebtedness by the Company and its affiliates in connection with the acquisition. The documents covering the Canadian portion of the Credit Facility were also amended to permit the actions described in clauses (ii) and (iii) above. At July 2, 2005, the Company had $2.0 million in outstanding borrowings under the Credit Facility, $11.5 million in outstanding standby letters of credit, $14.9 million in outstanding documentary letters of credit, and approximately $35.0 million available for future borrowings. As of July 2, 2005, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003, GUESS? Royalty Finance LLC, an indirect wholly owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (“Secured Notes”). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements. The Secured Notes obligate the Issuer to pay interest and amortize principal quarterly. Payment of principal and interest on the Secured Notes is guaranteed by GUESS? IP Holder L.P. (“IP Holder”), an indirect wholly owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company.  The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000. At July 2, 2005, the Company had $3.2 million of restricted cash related to the interest reserve. The net proceeds, after interest reserve and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the Company’s then outstanding 9½% Senior Subordinated Notes due August 2003. The Company redeemed the 9½% Senior Subordinated Notes on May 27, 2003.  At July 2, 2005, the Company had $47.8 million outstanding under the Secured Notes.

The Company’s European operation has term loans with three banks totaling $10.5 million at July 2, 2005 with a weighted average annual interest rate of 3.6% for the six months ended July 2, 2005.  Interest rates vary by bank but are either the Euribor six month rate plus 1.5% or the Euribor three month rate plus 1.5%.  Depending on the bank, these loans mature between April 2008 and January 2010 and require principal and interest payments monthly, quarterly or semi-annually.  These loans are unsecured and have no financial ratio covenants.  In addition, on March 15, 2005 our European operation entered into a $7.2 million bridge loan with an Italian bank.  The Company paid interest on the bridge loan at the Euribor six month rate plus 1.35% and maintained a compensating balance of $1.2 million until the bridge loan was converted to a term loan on July 28, 2005.  The term loan requires principal and accrued interest to be paid semi-annually beginning in January 2006 and ending in July 2010, provides for interest at the Euribor six month rate plus 1.35% and contains certain financial ratio covenants.  The term loans and the bridge loan are denominated in Euros.

The Company’s European operation maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy.  Under these agreements, the Company can borrow up to $65.3 million with annual interest rates ranging from 3.0% to 4.5%.  At July 2, 2005, the Company had $19.9 million of borrowings outstanding under these agreements with a weighted average annual interest rate of 3.5%. These agreements are denominated in Euros, have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by an $8.4 million standby letter of credit issued under the Company’s Credit Facility.

During the six months ended July 2, 2005, the Company relied on trade credit along with available cash and borrowings under the Credit Facility, European bank facilities and internally generated funds to finance its operations and expansion.  Net cash provided by operating activities was $23.9 million for the six months ended July 2, 2005, compared to $1.5 million of net cash used in operating activities for the six months ended June 26, 2004, or an increase of $25.4 million.

The $25.4 million increase in cash provided by operating activities over the prior year period was due primarily to a $9.4 million improvement in net earnings in the first six months of 2005 versus the same 2004 period and a $21.7 million net change in operating assets and liabilities.  The primary source of cash from operating activities for the first six months of 2005 was from the collection of accounts receivable by our European business, including the acquired business.  The main uses of cash during the first six months of 2005 were to support increased inventories both in North America and in Europe, and lower accrued expenses, primarily in North America.  At July 2, 2005, the Company had working capital of $145.7 million compared to $138.2 million at December 31, 2004 and $110.6 million at June 26, 2004.

Capital expenditures totaled $23.9 million, excluding lease incentives of $2.6 million, for the six months ended July 2, 2005.  This compares to $10.0 million, excluding lease incentives of $3.2 million, for the same 2004 period.  The Company’s capital expenditures for 2005 are planned at approximately $47.0 million, excluding estimated lease incentives of approximately $7.0 million, primarily for retail store expansion of approximately 38 stores, significant store remodeling programs, investments in information systems and enhancements in other infrastructure.

In addition, during the first quarter of 2005, the Company purchased for $20.9 million, including cash acquired of $1.0 million, the remaining 90% of the shares of its European jeanswear licensee which it did not already own as well as certain retail stores in Europe.  In the first quarter of 2005, the Company paid $15.6 million of the purchase price and refinanced $44.9 million of the outstanding debt of Maco.  In the second quarter of 2005, the Company paid an additional $1.2 million of the purchase price.  The remaining purchase price of $4.1 million is included in liabilities and is payable in $0.5 million installments on each January 30 and June 30 through June 30, 2009.

The Company’s primary working capital needs are for inventory and accounts receivable.  Accounts receivable as of July 2, 2005 increased $36.3 million as compared to June 26, 2004 as a result of the business growth of our European operations.  Receivables for our European business totaled $40.7 million at July 2, 2005 versus $7.8 million a year ago, an increase of $32.9 million.  Approximately $15.2 million of our European segment’s accounts receivable is subject to either a guarantee as part of the purchase of the European jeanswear licensee or is insured for collection purposes.  The Company’s inventory levels increased $16.4 million to $113.2 million at July 2, 2005 from $96.8 million at June 26, 2004, and also increased by $30.9 million from $82.3 million at December 31, 2004.  The change versus the year ago period was due to an increase of $25.2 million in inventories in Europe, including in our acquired business, partially offset by lower inventories in North America.  The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, and interest and principal payments on its debt, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe.

In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.  During the six months ended July 2, 2005, 19,324 shares of the Company’s common stock were issued out of its treasury shares pursuant to the ESPP at an average price of $12.49 per share for a total of $0.2 million.

WHOLESALE BACKLOG

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 48 hours. The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to stores.  Effective in 2005 the Company operated the women’s wholesale business with five markets versus four in 2004.  As a result, last year’s backlog for orders of women’s product reflected a longer shipping period than this year.  The change represented approximately one extra month of orders last year versus the same period this year.  We estimate that if we were to exclude the additional orders from the backlog as of July 24, 2004, then the backlog as of July 23, 2005 would have been about flat as compared to last year.  Not taking into account the impact of this change, at July 23, 2005, we had unfilled domestic wholesale orders, consisting primarily of orders for fashion apparel, of approximately $40.9 million, compared to $44.9 million for such orders at July 24, 2004.  Furthermore, the backlog of wholesale orders at any given time is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

SEASONALITY

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries.  Retail operations are generally stronger in the third and fourth quarters, and wholesale operations generally experience stronger performance in the third quarter.  Our European business is stronger in the first and third quarters than in the second and fourth.  As the timing of the shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year.

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

IMPACT OF RECENT ACCOUNTING PROUNCEMENTS

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS 151 also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R), which requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement.  SFAS 123(R) generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) is effective for the Company beginning with the first quarter of 2006.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides the staff’s views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payments arrangements for public companies.  Although the pro forma effects of applying the original SFAS 123 (as set forth under “Employee Stock Options” in Note 2 to the financial statements) may be indicative of the effects of adopting SFAS 123(R), the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123(R) will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; and the transition method chosen for adopting SFAS 123(R).  The Company is currently evaluating option valuation methodologies and assumptions in light of SFAS 123(R).

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005.  The Company does not anticipate that the adoption of FIN 47 will have a material impact on its consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

The Company received United States dollars (“USD”) for approximately 72% of product sales and licensing revenue based on revenues during the first six months of 2005.  Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the cost of goods in the future.  In addition, royalties received from international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in USD.  During the last three fiscal years, exchange rate fluctuations have not had a material impact on inventory costs.  Due to the increase in foreign currency transactions and the fact that not all foreign currencies react in the same manner as the USD, the Company cannot quantify in any meaningful way the effect of currency fluctuations on future income.

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

Forward Exchange Contracts	USD Equivalent	Maturity Date	Fair Value in USD at July 2, 2005
Canadian dollars	$1,000,000	July 5 to July 29, 2005	$1,014,660
Canadian dollars	1,000,000	August 2 to August 27, 2005	1,004,027
Canadian dollars	1,000,000	August 29 to September 30, 2005	1,006,122
	$3,000,000		$3,024,809

Based upon the rates at July 2, 2005, the cost to buy the equivalent USD discussed above was approximately $3.8 million Canadian dollars.  At July 2, 2005 the Company had forward exchange contracts to purchase $3.0 million USD and the fair value of those contracts at that date was $3.0 million USD.  At December 31, 2004, the Company had forward exchange contracts to purchase $16.8 million USD and the fair value of those contracts at that date was $17.9 million USD.

Interest Rate Risk

At July 2, 2005, 54.4% of the Company’s indebtedness contained a fixed interest rate of 6.75%.  At June 26, 2004, 99.9% of the Company’s indebtedness contained a fixed interest rate of 6.75%.  Substantially all of the Company’s remaining indebtedness, including any borrowings under the Credit Facility or from European banks, is at variable rates of interest.  Accordingly, changes in interest rates would impact the Company’s results of operations in future periods.  A 100 basis point change in interest rates would have increased interest expense for the quarter ended July 2, 2005 by approximately $0.3 million.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At July 2, 2005, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There has been no change in our internal control over financial reporting during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

On February 1, 2005, a complaint was filed by Michele Evets against the Company in the Superior Court of the State of California for the County of San Francisco.  The Complaint purports to be a class action filed on behalf of current and former GUESS store managers in California.  Plaintiffs seek overtime wages and a preliminary and permanent injunction.  The Company answered the complaint on April 28, 2005.  No trial date has been set.

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

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on May 10, 2005 (the “Meeting”).  Proxies for the Meeting were solicited pursuant to Regulation 14A under the Exchange Act.  There was no solicitation in opposition to management’s nominees as listed in the Proxy Statement.  At the Meeting, the stockholders elected two directors, approved the Annual Incentive Bonus Plan and ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the 2005 fiscal year.  There were no other proposals voted upon by the stockholders at the Meeting.  The stockholders voted at the Meeting as follows:

Description	For	Against	Withheld	Abstain	Broker Non-Votes

Election of Maurice Marciano	43,069,190	N/A	335,868	N/A	—

Election of Alex Yemenidjian	43,162,510	N/A	242,548	N/A	—

Approval of the Annual Incentive Bonus Plan	40,360,284	268,647	N/A	1,561	2,774,566

Ratification of appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005	43,231,288	169,835	N/A	3,935	—

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Amended and Restated Bylaws of the Company. (2)
4.3	Specimen stock certificate. (1)
10.24	Guess?, Inc. Annual Incentive Bonus Plan. (3)
10.64	Guess?, Inc. 1996 Non-Employee Directors’ Stock Grant and Stock Option Plan (As Amended and Restated Effective June 20, 2005). (4)
*10.65

Third Amendment to Amended and Restated Loan and Security Agreement by and among Congress Financial Corporation (Western) as Lender and Guess?, Inc., Guess? Retail, Inc. and Guess.com, Inc., as Borrowers, dated as of April 4, 2005.

*31.1.	Certification of Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
*31.2.	Certification of Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
*31.3.	Certification of President, Chief Operating Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
*31.4.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
*32.1.	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
*32.2.	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
*32.3.	Certification of President, Chief Operating Officer and Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
*32.4.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

*                     Filed herewith

(1)              Incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on July 30, 1996.

(2)              Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

(3)              Incorporated by reference from Appendix A to the Company’s Proxy Statement filed April 15, 2005.

(4)              Incorporated by reference from the Company’s Current Report on Form 8-K filed June 24, 2005.

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

GUESS?, INC.

Date: August 10, 2005	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President, Chief Operating Officer and Director

Date: August 10, 2005	By:	/s/ FREDERICK G. SILNY
Frederick G. Silny
Senior Vice President and Chief Financial Officer (Principal Financial Officer)