Form 10-Q
period 2005-10-01
GUESS INC
filed 2005-11-09
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of November 4, 2005, the registrant had 44,506,630 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	Oct. 1, 2005	Dec. 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$138,891	$106,003
Restricted cash	3,048	3,660
Receivables, net	103,806	53,915
Inventories, net	126,387	82,329
Prepaid expenses and other current assets	17,846	14,516
Deferred tax assets	10,600	10,600
Total current assets	400,578	271,023
Property and equipment, net	126,905	113,944
Goodwill	21,405	11,610
Long-term deferred tax assets	16,894	16,894
Other assets	20,229	10,833
	$586,011	$424,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable and long-term debt	$38,164	$13,430
Accounts payable	96,807	58,158
Accrued expenses	75,759	61,211
Total current liabilities	210,730	132,799
Notes payable and long-term debt, excluding current installments	45,027	41,396
Long-term deferred rent and lease incentives	27,967	25,282
Long-term deferred royalties	42,528	4,250
Other long-term liabilities	5,312	—
	331,564	203,727

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 65,483,245 and 65,188,828 shares, outstanding 44,499,930 and 44,177,769 shares at October 1, 2005 and December 31, 2004, respectively	163	160
Paid-in capital	181,393	178,406
Deferred compensation	(1,382)	(1,093)
Retained earnings	225,759	192,748
Accumulated other comprehensive income	5,027	7,076
Treasury stock, 20,983,315 and 21,011,059 shares repurchased at October 1, 2005 and December 31, 2004, respectively	(156,513)	(156,720)
Total stockholders’ equity	254,447	220,577
	$586,011	$424,304

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 1, 2005	Sept. 25, 2004	Oct. 1, 2005	Sept. 25, 2004
Net revenue:
Product sales	$251,695	$183,553	$624,802	$470,447
Net royalties	13,905	14,284	34,641	34,832
	265,600	197,837	659,443	505,279
Cost of product sales	151,162	122,583	396,304	319,705
Gross profit	114,438	75,254	263,139	185,574

Selling, general and administrative expenses	78,966	53,740	204,752	156,238
Earnings from operations	35,472	21,514	58,387	29,336

Other (income) expense:
Interest expense	1,608	1,399	5,455	4,360
Interest income	(608)	(139)	(2,086)	(344)
	1,000	1,260	3,369	4,016

Earnings before income tax expense	34,472	20,254	55,018	25,320

Income tax expense	13,788	8,428	22,007	10,607

Net earnings	$20,684	$11,826	$33,011	$14,713

Earnings per share:
Basic	$0.47	$0.27	$0.75	$0.33
Diluted	$0.46	$0.27	$0.74	$0.33

Weighted average shares outstanding:
Basic	44,409	44,093	44,282	43,953
Diluted	45,162	44,620	44,817	44,515

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	Oct. 1, 2005	Sept. 25, 2004

Cash flows from operating activities:
Net earnings	$33,011	$14,713
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	24,065	26,002
Amortization of other assets	1,654	292
Loss (gain) on disposition of property and equipment	304	(278)
Other items, net	(2,359)	(412)
Changes in operating assets and liabilities:
Restricted cash	612	582
Receivables	(3,078)	(26,107)
Inventories	(29,090)	(21,967)
Prepaid expenses and other assets	(691)	4,132
Accounts payable	21,746	9,305
Accrued expenses	4,483	11,438
Long-term deferred rent and lease incentives	2,685	2,421
Long-term deferred royalties	38,278	—
Net cash provided by operating activities	91,620	20,121
Cash flows from investing activities:
Purchases of property and equipment	(37,441)	(21,788)
Proceeds from the disposition of property and equipment	2,531	1,020
Acquisition of European jeanswear licensee, net of cash acquired	(19,992)	—
Net cash used in investing activities	(54,902)	(20,768)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	84,992	150,661
Repayments of notes payable and long-term debt	(91,648)	(157,226)
Issuance of common stock	2,908	3,122
Net cash used in financing activities	(3,748)	(3,443)
Effect of exchange rates on cash	(82)	(12)
Net increase (decrease) in cash and cash equivalents	32,888	(4,102)
Cash and cash equivalents at beginning of period	106,003	67,163
Cash and cash equivalents at end of period	$138,891	$63,061
Supplemental disclosures:
Cash paid during the period for:
Interest	$3,958	$3,750
Income taxes	23,275	8,707

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2005

(unaudited)

(1)           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of GUESS?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of October 1, 2005, and the condensed consolidated statements of operations for the three and nine months ended October 1, 2005 and September 25, 2004 and the condensed consolidated statements of cash flows for the nine months ended October 1, 2005 and September 25, 2004. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the three and nine months ended October 1, 2005 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

The Company’s quarterly fiscal reporting period usually ends on the Saturday nearest the calendar quarter end and its year ends on December 31.  The three months ended October 1, 2005 had the same number of days as the three months ended September 25, 2004.  However, the nine months ended October 1, 2005 had 274 days compared to 269 days in the nine months ended September 25, 2004.

Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to classifications used in the current year.  These reclassifications had no impact on previously reported results.

(2)           Summary of Significant Accounting Policies

Classification of Certain Costs and Expenses

The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in cost of product sales. Distribution costs related to the wholesale and European businesses are included in selling, general and administrative expenses and amounted to $2.3 million and $2.1 million for the three months ended October 1, 2005 and September 25, 2004, respectively, and $5.8 million and $5.9 million for the nine months ended October 1, 2005 and September 25, 2004, respectively.  The Company includes store selling, selling and merchandising, advertising, wholesale distribution costs, design and other corporate overhead costs as components of selling, general and administrative expenses.

Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of stock options.  For the three and nine months ended October 1, 2005 and September 25, 2004, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock and was not significant.  Options to purchase 82,577 shares of common stock at prices ranging from $22.26 to $27.31 during the three months ended October 1, 2005, options to purchase 334,267 shares of common stock at prices ranging from $16.10 to $27.31 during the three months ended September 25, 2004, options to purchase 296,075 shares of common stock at prices ranging from $17.36 to $27.31 during the nine months ended October 1, 2005 and options to purchase 1,029,699 shares of common stock at prices ranging from $15.59 to $27.31 during the nine months ended September 25, 2004 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock during such respective periods and therefore such options would be anti-dilutive.

Business Segment Reporting

The business segments of the Company are retail, wholesale, European and licensing.  Information relating to these segments is summarized in Note 6.  In the first quarter of 2005, the Company revised its segment reporting to include its European operations as a separate segment (see Note 9).  The Company believes this segment reporting better reflects how its four business segments — retail, wholesale, European and licensing — are managed and each segment’s performance is evaluated.  The European segment includes both wholesale and retail operations in Europe.  The retail segment includes the Company’s retail operations in North America.  The wholesale segment includes the wholesale operations in North America and internationally, excluding Europe.  The licensing segment includes the worldwide licensing operations of the Company.  All amounts for 2003 and 2004 have been revised to conform to the 2005 presentation and are included in Note 6.  The business segments results exclude corporate overhead costs, which consist of shared costs of the organization.  These costs are presented separately and generally include, among other things, the following corporate costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal.

Comprehensive Income

Comprehensive income consists of net earnings, unrealized gain (loss) on investments available for sale and foreign currency translation adjustments.  A reconciliation of comprehensive income for the three and nine-month periods ended October 1, 2005 and September 25, 2004 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 1, 2005	Sept. 25, 2004	Oct. 1, 2005	Sept. 25, 2004
Net earnings	$20,684	$11,826	$33,011	$14,713
Unrealized gain (loss) on investments, net of tax	6	(127)	(124)	(1)
Foreign currency translation adjustment	872	(965)	(1,925)	(269)
Comprehensive income	$21,562	$10,734	$30,962	$14,443

Employee Stock Options

The Company has stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost for stock options is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In addition, no compensation expense is recognized for common stock purchases under the Employee Stock Purchase Plan.  The Company records compensation expense related to its restricted stock awards at the market price of the underlying stock on the date of grant as unearned compensation and amortizes this amount to expense over the vesting period.

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

The purpose of the accelerated vesting was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its income statement, as would be required beginning January 1, 2006 under the recently issued Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payments.”  The resulting amount that will not be required to be expensed by the Company is expected to be approximately $3.0 million over the course of the original vesting period, $1.2 million of which would have been for fiscal year 2006.  Incremental expense of $3.9 million associated with the acceleration was included in the nine months ended October 1, 2005 pro forma disclosure presented in the following table.  The Company strongly believes that given the existing substantial share ownership of Maurice Marciano and Paul Marciano in the Company, accelerating the vesting of these options will have no impact with respect to their retention.

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct. 1, 2005	Sept. 25, 2004	Oct. 1, 2005	Sept. 25, 2004

Net earnings, as reported	$20,684	$11,826	$33,011	$14,713
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	173	174	462	420
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(616)	(782)	(3,879)	(2,267)
Pro forma net earnings	$20,241	$11,218	$29,594	$12,866

Earnings per share:
Basic—as reported	$0.47	$0.27	$0.75	$0.33
Basic—pro forma	$0.46	$0.25	$0.67	$0.29

Diluted—as reported	$0.46	$0.27	$0.74	$0.33
Diluted—pro forma	$0.45	$0.25	$0.66	$0.29

The fair value of stock options used to compute pro forma net earnings and earnings per common share disclosures is the estimated value at the grant date using the Black-Scholes option-pricing model.

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

In December 2004, the FASB issued SFAS 123R, which requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as an expense in the income statement.  SFAS 123R generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in APB 25.  SFAS 123R is effective for the Company beginning with the first quarter of 2006.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides the staff’s views regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payments arrangements for public companies.  Although the pro forma effects of applying the original SFAS 123 (as set forth under “Employee Stock Options” in this Note 2) may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; and the transition method chosen for adopting SFAS 123R.  The Company is currently evaluating option valuation methodologies and assumptions in light of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005.  The Company does not anticipate that the adoption of FIN 47 will have a material impact on its consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”.  The EITF reached a consensus that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition.  This consensus is consistent with the Company’s policy regarding leasehold improvements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 (“FSP13-1”), “Accounting for Rental Costs Incurred during the Construction Period,” which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense.  These rental costs shall be included in income from continuing operations.  The effective date of this FSP guidance is the first reporting period beginning after December 15, 2005.  Early adoption is permitted for financial statements or interim financial statements that have not yet been issued.  The Company is currently evaluating the impact of FSP 13-1 on its consolidated financial statements.

(3)           Accounts Receivable

Accounts receivable consists of trade receivables, net of reserves aggregating $9,305,000 and $8,678,000, at October 1, 2005 and December 31, 2004, respectively, and royalty receivables, less allowance for doubtful accounts of $650,000 and $709,000, at October 1, 2005 and December 31, 2004, respectively.

(4)           Inventories

The components of inventories consist of the following (in thousands):

	Oct. 1, 2005	Dec. 31, 2004
Raw materials	$7,998	$9,089
Work in progress	5,076	2,431
Finished goods — Europe	19,770	5,932
Finished goods — Retail	76,252	51,887
Finished goods — Wholesale	17,291	12,990
	$126,387	$82,329

As of October 1, 2005 and December 31, 2004, reserves to write-down inventories to the lower of cost or market totaled $8.1 million and $5.4 million, respectively.

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

Net revenue and earnings (loss) from operations are summarized as follows for the three and nine-month periods ended October 1, 2005 and September 25, 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 1, 2005	Sept. 25, 2004	Oct. 1, 2005	Sept. 25, 2004
Net revenue:
Retail operations	$156,332	$132,133	$405,735	$346,905
Wholesale operations	30,955	34,112	88,101	87,415
European operations	64,408	17,308	130,966	36,127
Licensing operations	13,905	14,284	34,641	34,832
	$265,600	$197,837	$659,443	$505,279

Earnings (loss) from operations:
Retail operations	$18,777	$12,743	$28,826	$23,611
Wholesale operations	1,776	(741)	4,182	(6,687)
European operations	16,911	4,580	27,911	9,363
Licensing operations	7,861	12,130	24,911	28,178
Corporate overhead	(9,853)	(7,198)	(27,443)	(25,129)
	$35,472	$21,514	$58,387	$29,336

The European operations segment includes net revenue and earnings from the acquired European jeanswear licensee commencing from the acquisition date of January 3, 2005.  See Note 9 for details on the acquisition.  In 2004, licensing income from the licensee was included in the licensing operations segment.  Net revenues of the acquired business for the three and nine-month periods ended October 1, 2005 were $33,513 and $67,156, respectively.  Earnings from operations for the acquired business for the same periods were $6,987 and $10,702, respectively.  Licensing income in the acquired business included in the licensing operations segment for the three and nine-month periods ended September 25, 2004 were $989 and $4,141, respectively.

Due to the seasonal nature of these business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

All amounts for the years ended December 31, 2004 and 2003, and for each quarter of 2004, have been revised as follows to conform to the new segment reporting described in Note 2 (in thousands):

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

(7)           Long-Term Debt

On September 27, 2002, the Company entered into a credit facility led by Wachovia Securities, Inc., as arranger and administrative agent (“Credit Facility”). The Credit Facility has a term of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company’s Canadian subsidiaries under a separate credit agreement (currently $15 million). The Credit Facility includes a $47.5 million sub-limit for letters of credit. Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers.

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

On December 30, 2004, the Company and certain of its affiliates entered into an amendment to the Credit Facility. The amendment, among other things, (i) increased to $55 million the aggregate amount of letters of credit that may be outstanding under the loan agreement, and limited the amount of letters of credit that may be issued in currencies other than U.S. dollars to $35 million, (ii) permitted the acquisition by the Company and its affiliates of the remaining shares of capital stock not then owned by the Company and its affiliates of Maco Apparel S.p.A. (“Maco”), a former licensee of the Company, and (iii) permitted the guarantee of certain indebtedness by the Company and its affiliates in connection with the acquisition. The documents covering the Canadian portion of the Credit Facility were also amended to permit the actions described in clauses (ii) and (iii) above. At October 1, 2005, the Company had $1.9 million in outstanding borrowings under the Credit Facility, $10.9 million in outstanding standby letters of credit, $14.0 million in outstanding documentary letters of credit, and approximately $46.9 million available for future borrowings.

On April 28, 2003, Guess? Royalty Finance LLC, an indirect wholly-owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (“Secured Notes”). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements. The Secured Notes obligate the Issuer to pay interest and amortize principal quarterly. Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), an indirect wholly owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company. The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000. At October 1, 2005, the Company had approximately $3.0 million of restricted cash related to the interest reserve. The net proceeds, after interest reserve and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the Company’s then outstanding 9½% Senior Subordinated Notes due August 2003. The Company redeemed the 9½% Senior Subordinated Notes on May 27, 2003. At October 1, 2005, the Company had $45.1 million outstanding under the Secured Notes, of which $31.7 million is classified as long term debt.

The Company’s European operation had term loans with four banks totaling $17.3 million at October 1, 2005 with a weighted average annual interest rate of 3.4% for the nine months ended October 1, 2005.  Of this amount, $13.3 million is classified as long term debt.  Three of these loans are unsecured and have no financial ratio covenants.  Their interest rates vary by bank but are either the Euribor six-month rate plus 1.5% or the Euribor three-month rate plus 1.5%.  Depending on the bank, these three loans mature between April 2008 and January 2010 and require principal and interest payments monthly, quarterly or semi-annually.   One term loan requires principal and accrued interest to be paid semi-annually beginning in January 2006 and ending in July 2010, provides for interest at the Euribor six-month rate plus 1.35% and contains certain financial ratio covenants.  All four term loans are denominated in Euros.

(8)           Bank Borrowing Agreements

The Company’s European operation maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy.  Under these agreements, the Company can borrow up to $68.1 million with annual interest rates ranging from 3.0% to 4.5%.  At October 1, 2005, the Company had $18.9 million of borrowings outstanding under these agreements with a weighted average annual interest rate of 3.7%. These agreements are denominated in Euros, have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by an $8.4 million standby letter of credit issued under the Company’s Credit Facility.

(9)           Acquisition of Maco Apparel S.p.A.

During the first quarter of 2005, the Company and its wholly-owned subsidiary, Guess Italia S.r.l. (“Guess Italia”) (collectively, the “Purchasers”), completed the acquisition of the remaining 90% of Maco the Company did not already own from Fingen S.p.A. and Fingen Apparel N.V. (collectively, the “Sellers”), as well as the assets and leases of nine retail stores in Europe. Since 1997, Maco was the Italian licensee of GUESS jeanswear for men and women in Europe. The agreement included the purchase of inventory and receivables, the assumption of certain liabilities, the repayment of debt and the transfer of leases for the GUESS retail locations.  The results of operations for Maco and the acquired retail stores have been included in the condensed consolidated financial statements since January 3, 2005.

The total purchase price for the Maco shares and retail stores was $21.0 million plus the assumption of $44.9 million in debt.  In the first quarter of 2005, the Company paid $15.7 million of the purchase price and refinanced $44.9 million of the outstanding debt of Maco.  In the second quarter of 2005, the Company paid an additional $1.2 million of the purchase price.  The remaining purchase price of $4.1 million is included in liabilities and is payable in $0.5 million installments on each January 30 and June 30 through June 30, 2009.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is preliminary and is therefore still subject to adjustments based on fair value appraisal information (in thousands):

Jan. 1, 2005
Current assets	$72,883
Property and equipment, net	1,657
Intangible assets	12,386
Goodwill	9,795
Total assets acquired	96,721
Current liabilities	(56,234)
Long-term liabilities	(19,529)
Total liabilities assumed	(75,763)
Net assets acquired, including cash of $966	$20,958

The $12.4 million of acquired intangible assets are lease acquisition costs and are subject to amortization.  The acquired intangible assets have a weighted-average useful life of approximately five years.  The goodwill of $9.8 million is included in the European operations segment.

(10)         Related Party Transactions

During the first quarter of 2005, the Company, through a wholly-owned Canadian subsidiary, began leasing a warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with Maurice Marciano and Paul Marciano.  The lease has a term of 10 years with initial lease payments of approximately $530,000 Canadian per year.  The Company and the lessors entered into a written lease agreement during the second quarter of 2005.  Total rent expense was $381,000 Canadian in the nine months ended October 1, 2005.  The Company believes the related party lease has not been significantly affected by the fact that the Company and the lessors are related.

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

(12)         Employee Stock Purchase Plan

In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP is a straight purchase plan and is not subject to any holding period, however all Company employees are subject to the terms of the Company’s securities trading policy which generally prohibits the purchase or sale of any Company securities during the two weeks before the end of each fiscal quarter through two days after the public announcement by the Company of its earnings for that period.  On January 23, 2002, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.

During the nine months ended October 1, 2005, 27,744 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $13.05 per share.

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

Forward-looking statements are only expectations and involve known and unknown risks and uncertainties which may cause actual results in future periods and other future events to differ materially from what is currently anticipated.  Factors which may cause actual results in future periods to differ from current expectations include, among other things, the continued desirability and customer acceptance of existing and future product lines (including licensed product lines), the successful integration of acquisitions, new stores and new licensees into existing operations, possible cancellations of wholesale orders, the success of competitive products, the continued availability of adequate sources of capital, general economic conditions, acts of terrorism or acts of war, government regulation, currency fluctuations and possible future litigation.  In addition to these factors, the economic and other factors identified in the Company’s most recent annual report on Form 10-K for the fiscal year ended December 31, 2004, including but not limited to the risk factors discussed therein, could affect the forward-looking statements contained herein and in the Company’s other public documents.

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

The Company’s quarterly fiscal reporting period usually ends on the Saturday nearest the calendar quarter end and its year ends on December 31.  The three months ended October 1, 2005 had the same number of days as the three months ended September 25, 2004.  However, the nine months ended October 1, 2005 had 274 days compared to 269 days in the nine months ended September 25, 2004.

The Company reports comparable store sales for its full-price retail and factory outlet stores in the U.S. and Canada.  A store is considered comparable after it has been open for 13 full months.  If a store remodel or relocation results in a square footage change of more than 15%, the store is removed from the comparable store base until it has been opened at its new size or in its new location for 13 full months.

Executive Summary

During the third quarter of 2005, the Company reported record revenues and record earnings.  Earnings per diluted share increased by 70% to $0.46 per share from $0.27 per share in the year ago period.  Our overall Company revenues grew by 34.3% to $265.6 million in the third quarter of 2005 from $197.8 million in last year’s third quarter, with our retail and European businesses contributing to this growth. Net earnings of the Company increased 74.9% in the third quarter of 2005 to $20.7 million compared with net earnings of $11.8 million in the third quarter of 2004.  Our retail, European and wholesale segments posted better operating results during the period.  Reported licensing segment earnings for the period included a performance-based compensation expense of $4.6 million, or $2.7 million after tax, or $0.06 per diluted share.  There was no corresponding expense in the prior year period.

The gross margin (gross profit as a percentage of total net revenues) increased by 510 basis points to 43.1% as compared to 38.0% in the same period of 2004.  Our retail and European operations, as well as wholesale to a lesser extent, contributed positively to the change in the gross margin rate.  The SG&A rate this quarter was 29.7% of net revenues, a 250 basis point increase from our SG&A rate of 27.2% in the same quarter in 2004, of which 170 basis points was due to the effect of the performance-based compensation expense in our licensing business.

We ended the quarter with $141.9 million in cash and restricted cash versus $67.0 million a year ago.  During 2005 we have successfully renegotiated license agreements for certain product categories including watches, handbags and eyewear.  The renewal terms call for certain fixed, cash rights payments which are over-and-above our normal, ongoing royalty payments.  This year we have received $42.7 million, most of which was collected in the third quarter.  In addition, the watch, handbag and eyewear agreements provide for future payments of $50 million to be collected between now and 2012, of which $35.0 million is scheduled for 2012.  Accounts receivable increased by $45.1 million from a year ago to $103.8 million due to the growth of our European business, including the effect of the acquisition of our former jeanswear licensee in Europe in the first quarter of 2005.  Receivables for our European business totaled $67.7 million at October 1, 2005 versus $19.6 million a year ago.  Of this amount, approximately 30% is insured for collection purposes.  We closed the quarter with $126.4 million of inventory compared to $105.5 million at the end of the 2004 third quarter, an increase of $20.9 million.  This change was attributable primarily to our European business, where inventories increased by $16.9 million.  Average inventory per comparable store (refer to description of comparable store earlier in the Summary) in North America for the third quarter declined by about 2% versus the prior year period, despite a comparable store sales increase of 8.9%.  Our debt levels increased to $83.2 million from $61.5 million at September 25, 2004, with our European debt increasing by $32.9 million and our domestic long-term debt declining by $13.1 million.  Since the end of the first quarter 2005, our debt in Europe has been reduced by $18.8 million.

In the first quarter of 2005, the Company revised its segment reporting to include its European operations as a separate segment.  The Company believes this segment reporting better reflects how its four business segments — retail, wholesale, European and licensing — are managed and how each segment’s performance is evaluated.  The European segment includes both wholesale and retail operations in Europe.  The retail segment includes the Company’s retail operations in North America.  The wholesale segment includes the wholesale operations in North America and internationally, excluding Europe.  The licensing segment includes the worldwide licensing operations of the Company.

Our retail segment, which includes full-priced and factory outlet stores in the U.S. and Canada, and E-commerce, generated net sales of $156.3 million during the third quarter of 2005, an increase of 18.3% from $132.1 million in the prior-year third quarter.  In the U.S. and Canada, the growth was driven by a comparable store sales increase of 8.9% and a larger store base, which represented a 9.3% increase in average square footage compared to the same period last year. The comparable store sales increase reflects the favorable results of the young contemporary women’s, men’s and MARCIANO apparel lines and our accessories business.  Earnings from operations for the retail segment increased to $18.8 million in the third quarter of 2005 from $12.7 million in the third quarter of 2004.

We ended the third quarter with a total of 305 stores in the U.S. and Canada, of which 187 were full priced retail stores, 95 were factory outlet stores and 23 were new concept stores, which include 12 MARCIANO stores and 11 Accessories stores.  This compares to 269 stores a year ago, including 182 full priced retail stores, 79 factory outlet stores, four kids stores, three MARCIANO stores and one Accessories store.  During the quarter, we opened two retail stores, one factory outlet store, three new concept stores, and closed two stores.  All stores in the U.S. and Canada are owned and operated by the Company.  Internationally, the Company owns 13 stores.  All other international stores, totaling 273 as of October 1, 2005, are operated by our licensees or distributors.

In the wholesale segment, which includes our wholesale operations in the U.S., Canada and internationally, excluding Europe, third quarter 2005 revenues decreased 9.3% to $31.0 million from $34.1 million in the prior year period, mainly due to reduced off-price sales.  Domestically, our products were sold in approximately 970 doors at the end of the third quarter of 2005 versus approximately 930 doors a year ago. Earnings from operations for the wholesale segment in the third quarter of 2005 increased to a profit of $1.8 million from a loss of $0.7 million in the 2004 third quarter.   Our clean inventory position, which resulted in reduced sales of excess product in the off-price channel, and lower expenses contributed to this operating earnings improvement.

In our European segment, net revenues in the third quarter of 2005 increased $47.1 million to $64.4 million from $17.3 million in the same period last year.  Revenues from operations from our newly acquired European business accounted for $33.5 million of the $47.1 million increase for the quarter.  Earnings from operations from our European segment increased to $16.9 million for the third quarter of 2005 from $4.6 million in the prior year period, primarily due to our recent European acquisition,which had earnings of $7.0 million in the current year period.

Our licensing business continues to deliver solid performance. For the period, the revenue growth for this segment, excluding the European business we acquired, was almost 5%.  For reporting purposes, licensing revenues were reduced by $1.0 million as a result of the acquisition of our European jeanswear licensee in January 2005, since these sales are now classified as revenues for the European segment. As a result, our reported licensing revenues were down about 2.7% for the period. Operating earnings in our licensing segment decreased by $4.2 million to $7.9 million this quarter from $12.1 million in last year’s third quarter.  These earnings are net of a performance-based compensation expense of $4.6 million related in part to the negotiation and successful extension of several major license agreements for products including watches, handbags and eyewear.  The related licensing revenue pertaining to the fixed cash rights payments will be recognized in future periods over the license terms.   Performance-based bonuses of $1.5 million and $3.5 million are payable in 2008 and 2012, respectively, if performance targets with respect to future earnings from operations for the Company’s licensing segment are met.

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

Valuation of goodwill, intangibles and other long-lived assets:

The Company assesses the impairment of its long-lived assets (i.e., goodwill, intangible assets and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate income from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred.  If the assets (other than goodwill) are assessed to be recoverable, they are depreciated or amortized over the periods benefited.  If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of those assets.  Fair value is determined based upon the discounted cash flows derived from the underlying asset.

Litigation reserves:

Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets.  The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation.  Both the amount and range of loss on any remaining pending litigation is uncertain.  As additional information becomes available, the Company will assess the potential liability related to pending litigation and will revise estimates as appropriate.  Such revisions in estimates of the potential liability could materially impact the results of operations and financial position.

RESULTS OF OPERATIONS

Three and nine months ended October 1, 2005 and September 25, 2004.

NET REVENUE.  Net revenue for the three months ended October 1, 2005 increased $67.8 million, or 34.3%, to $265.6 million from $197.8 million in the three months ended September 25, 2004, due to sales growth in the retail and European segments.

Net revenue from retail operations increased $24.2 million, or 18.3%, to $156.3 million in the three months ended October 1, 2005 from $132.1 million in the three months ended September 25, 2004.  The increase was driven by a comparable store sales increase of 8.9%, which accounted for $8.9 million of the increase, and a $15.3 million increase due to an average of 36 new stores in operation representing a 9.3% increase in average square footage as compared to the same period last year.  The comparable store sales increase reflects the improved results of the young contemporary women’s, men’s and MARCIANO apparel lines and our accessories business.  The most significant comparable store sales increases were in our Canadian stores.  Currency fluctuations accounted for $2.1 million of the increase in net revenue.

Net revenue from wholesale operations decreased $3.1 million, or 9.3%, to $31.0 million in the three months ended October 1, 2005 from $34.1 million in the three months ended September 25, 2004 mainly due to reduced off-price sales in the 2005 period.  The decline in overall wholesale revenues included a decrease in domestic wholesale revenue of $3.6 million, or 14.7%, from $24.5 million to $20.9 million during the third quarter of 2005 partially offset by an increase in non-European, international wholesale revenue of $0.5 million, or 5.2%, from $9.6 million to $10.1 million during the third quarter of 2005 compared to the same prior year period.  Our products were sold domestically in approximately 970 doors at the end of the third quarter of 2005 compared with approximately 930 doors at the end of the third quarter of 2004.  Non-European, international wholesale net revenue increased primarily as a result of improved sales in Asia.

Net revenue from European operations increased $47.1 million, or 272.1%, to $64.4 million in the three months ended October 1, 2005 from $17.3 million in the same prior year period. The increase reflected the impact of the acquired jeanswear licensee and significant growth from the accessories business in Europe.  Revenues from our newly acquired European jeanswear business, including the acquired retail stores, totaled $33.5 million for the quarter.  Currency fluctuations had only a negligible impact on the increase in net revenue.

Net royalty revenue for the three months ended October 1, 2005 decreased $0.4 million, or 2.7%, to $13.9 million from $14.3 million during the same period in 2004.  Licensing revenues were reduced as a result of the acquisition of our European jeanswear licensee in January 2005, since the revenues of the acquired business are now classified as revenues for the European segment, partially offset by increased revenue from both domestic and international licensees.  Licensing income included in the licensing operations segment from our acquired European jeanswear licensee for the three-month period ended September 25, 2004 totaled $1.0 million.  Excluding the effect of the royalties from the acquired European business, revenue growth from our domestic and international licensees increased 4.6% compared to the prior year period, as a result of the strength of the accessories business and higher sales by these licensees.

Net revenue for the nine months ended October 1, 2005, increased $154.1 million, or 30.5%, to $659.4 million from $505.3 million in the nine months ended September 25, 2004, primarily due to growth of our European and retail segments.

Net revenue from retail operations increased $58.8 million, or 17.0%, to $405.7 million in the nine months ended October 1, 2005 from $346.9 million in the nine months ended September 25, 2004.  This increase was due to a comparable store sales increase of 6.0%, which accounted for $22.7 million of the increase, and a $36.1 million increase due to an average of 31 new stores in operation representing an 8.7% increase in average square footage as compared to the same prior year period.  The most significant comparable store sales increases were in our Canadian stores.  Currency fluctuations accounted for $4.8 million of the increase in net revenue.

Net wholesale revenue increased by $0.7 million, or 0.8%, to $88.1 million in the nine months ended October 1, 2005 compared to $87.4 million in the same prior year period.  International wholesale net revenues, excluding Europe, increased $3.6 million, or 15.7%, to $26.5 million in the nine months ended October 1, 2005 from $22.9 million in the same prior year period.  Domestic wholesale revenue decreased $2.9 million to $61.6 million in the nine months ended October 1, 2005 from $64.5 million during the same period in 2004 mainly due to reduced off-price sales.  International wholesale revenue increased primarily due to improved sales in Asia.

Net revenue from European operations increased $94.8 million, or 262.5%, to $131.0 million in the nine months ended October 1, 2005 from $36.2 million in the same prior year period.  Revenues from our newly acquired European jeanswear business totaled $67.2 million in the nine months ended October 1, 2005.  The remaining increase of $27.6 million was primarily due to increased sales of accessories as compared to the same prior year period.  Currency fluctuations accounted for $1.7 million of the increase in net revenue.

Net royalty revenue decreased by $0.2 million, or 0.5%, to $34.6 million for the nine-month period ended October 1, 2005 from $34.8 million during the comparable 2004 period.  The decrease was attributable to the reduced royalty stream from the European business which we acquired, since the revenues of the acquired business are now classified as revenues for the European segment, partially offset by the improved performance of our domestic and international licensing business, as a result of the strength of the accessories business and higher sales by these licensees.  Licensing income included in the licensing operations segment from our acquired European jeanswear licensee for the nine-month period ended September 25, 2004 totaled $4.1 million.

GROSS PROFIT.  Gross profit increased $39.1 million, or 52.1%, to $114.4 million in the three months ended October 1, 2005, from $75.3 million in the comparable 2004 period.  Gross profit for the retail segment increased $14.9 million, or 35.5%, to $57.0 million, primarily attributable to the 18.3% growth in retail sales and reduced markdowns during the third quarter of 2005 compared to the same prior year period.  Gross profit for the wholesale segment decreased $0.3 million, or 2.0%, to $10.0 million during the third quarter of 2005 compared to the same prior year period as a result of decreased sales partially offset by the positive margin impact of reduced sales of excess inventory in the domestic low margin off-price channel.  Gross profit for our European operations increased $24.9 million to $33.5 million during the third quarter of 2005 compared to the same prior year period.  The gross profit generated by the European business we acquired accounted for approximately $15.6 million of the increase.

Gross margin increased to 43.1% in the three months ended October 1, 2005 from 38.0% in the same period of 2004.  Our retail and European operations, as well as wholesale to a lesser extent, contributed positively to the 510 basis points change in the gross margin rate.  Our clean inventory position resulted in reduced sales of excess product in the domestic off-price channel which contributed to better gross margin performance during the three months ended October 1, 2005.  Licensing had a negative impact on the rate as this high margin segment was a smaller percentage of the overall business compared to last year.  Gross margin from product sales increased to 39.9% in the three months ended October 1, 2005 from 33.2% in the three months ended September 25, 2004.

Gross profit increased $77.5 million, or 41.8%, to $263.1 million in the nine months ended October 1, 2005, from $185.6 million in the nine months ended September 25, 2004.  The increase in gross profit during the nine-month period ended October 1, 2005 resulted from increased sales and improved margins in our retail, wholesale and European segments.  Gross profit for the retail segment increased $26.7 million, or 25.0%, to $133.3 million during the nine months of 2005 compared to the same prior year period primarily due to higher retail sales.  Gross profit for the wholesale segment increased $2.5 million, or 10.0%, to $28.0 million during the nine months ended October 1, 2005 compared to the same prior year period, as a result of improved performance of product sales in the off-price market related to our domestic wholesale business.   Gross profit for our European operations increased $48.5 million to $67.2 million during the nine months ended October 1, 2005 compared to the same prior year period due to higher sales.  The European acquisition accounted for approximately $31.7 million of the increase.

Gross margin increased during the nine months ended October 1, 2005 to 39.9% from 36.7% during the same period in 2004.  Gross margin from product sales increased to 36.6% during the nine months ended October 1, 2005 from 32.0% during the same period in 2004.  Our retail, wholesale and European operations contributed positively to the change in the gross margin rate.  Licensing had a negative impact on the rate as this high margin segment was a smaller percentage of the overall business as compared to a year ago due primarily to the acquisition of our European jeanswear licensee in January 2005.  Gross margin in the retail segment increased primarily as a result of improved leverage of store occupancy costs due to the increase in comparable store sales.  The improved margins in wholesale reflected better performance in our domestic and non-European, international wholesale businesses.  The increased volume of sales in the high margin European business for the current nine-month period compared to the same prior year period contributed to the Company’s overall improved gross margin.

The Company’s gross margins may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude a portion of them from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative (“SG&A”) expenses increased by $25.3 million, or 46.9%, to $79.0 million in the three months ended October 1, 2005, from $53.7 million in the comparable 2004 period, primarily attributable to the increase in European operations.  SG&A expenses in our European operations increased by $12.5 million in the third quarter to $16.6 million from $4.1 million in the same 2004 period, primarily due to our recent acquisition.  The remaining increase of $12.8 million was primarily due to a $2.8 million increase representing the cost of operating an average of 36 net new stores, a $1.2 million increase in store selling expenses resulting from higher sales, a $6.0 million increase in accrued bonus, including $4.6 million of performance-based compensation related to our licensing segment.  Future performance-based bonuses of $1.5 million and $3.5 million are payable in 2008 and 2012, respectively, if performance targets with respect to future earnings from operations for the Company’s licensing segment are met.  As a percentage of net revenue, SG&A expenses increased to 29.7% in the three months ended October 1, 2005 from 27.2% in the comparable 2004 period.  This higher rate reflects increased costs as we develop our infrastructure in Europe and domestically in Retail, and a higher performance-based compensation bonus expense in the licensing segment, partially offset by lower expenses in the wholesale business.  The SG&A rate in the current period was 250 basis points higher than in the comparable prior year period, of which 170 basis points was due to the effect of the performance-based compensation expense in our licensing business.

SG&A expenses increased $48.6 million, or 31.1%, to $204.8 million in the nine months ended October 1, 2005 from $156.2 million in the nine months ended September 25, 2004.  The increase was primarily attributable to a $29.9 million increase in our European operations as a result of our recent acquisition, a $6.7 million increase in accrued bonus, an $8.0 million increase representing the cost of operating an average of 31 net new stores and a $3.3 million increase in store selling expenses resulting from higher sales.  As a percentage of net revenue, SG&A expenses increased to 31.0% in the nine months ended October 1, 2005 from 30.9% in the comparable 2004 period.

EARNINGS FROM OPERATIONS.  Earnings from operations increased to $35.5 million in the three months ended October 1, 2005 compared with earnings from operations of $21.5 million in the three months ended September 25, 2004.  The retail segment generated earnings from operations of $18.8 million in the three months ended October 1, 2005 versus earnings from operations of $12.7 million during the same period in 2004 with higher sales and gross profit partially offset by an increase in store selling and other costs.  The wholesale segment improved its earnings from operations to $1.8 million in the three months ended October 1, 2005 from a loss of $0.7 million in the comparable 2004 period.  The improvement in earnings from operations for the wholesale segment is principally due to improved performance in our domestic wholesale business based on reduced sales of excess product in the off-price channel and lower operating expenses in that segment.  The European operations increased its earnings from operations to $16.9 million in the three months ended October 1, 2005 from $4.6 million in the comparable 2004 period primarily due to our recent European acquisition and improved performance of our accessories business in Europe.  Earnings from our newly acquired jeanswear business totaled $7.0 million in the three months ended October 1, 2005.  Earnings from operations for the licensing segment decreased $4.2 million to $7.9 million in the three months ended October 1, 2005 from $12.1 million for the comparable 2004 period primarily due to a $4.6 million higher performance based compensation expense related to the performance and contributions of the licensing business to the Company’s operations.  There was no corresponding expense in the comparable prior year period.  Licensing income included in the licensing operations segment from our acquired European jeanswear licensee for the three-month period ended September 25, 2004 totaled $1.0 million.  The cost of unallocated corporate overhead increased to $9.9 million in the three months ended October 1, 2005 from $7.2 million in the comparable 2004 period mainly due to higher compensation costs.

Earnings from operations for the nine months ended October 1, 2005 increased to $58.4 million from $29.3 million for the nine months ended September 25, 2004.  The retail segment generated earnings from operations of $28.8 million in the nine months ended October 1, 2005 compared to $23.6 million in the same 2004 period.  Earnings from operations for the wholesale segment were $4.2 million in the nine months ended October 1, 2005 compared to a loss from operations of $6.7 million in the same 2004 period.  The increase in earnings from operations for the wholesale segment was principally due to $8.4 million less in expenses and a $2.5 million increase in wholesale gross profit as a result of improved performance due to less sales in the off-price market related to our domestic wholesale business.  The European segment increased its earnings from operations to $27.9 million in the nine months ended October 1, 2005 from $9.3 million in the comparable 2004 period primarily due to $94.8 million of additional sales.  Earnings from our newly acquired jeanswear business totaled $10.7 million in the nine months ended October 1, 2005.  Earnings from operations for the licensing segment decreased to $24.9 million for the 2005 nine-month period from $28.2 million for the same 2004 period due primarily to a $4.6 million higher performance-based compensation expense and reduced revenue as a result of our European acquisition partially offset by  lower other costs.  Licensing income included in the licensing operations segment from our acquired European jeanswear licensee for the nine-month period ended September 25, 2004 totaled $4.1 million.  The cost of unallocated corporate overhead increased to $27.4 million in the nine months ended October 1, 2005 from $25.1 million in the comparable 2004 period mainly due to higher compensation costs.

INTEREST EXPENSE AND INTEREST INCOME.  Interest expense increased 14.9% to $1.6 million in the three months ended October 1, 2005 from $1.4 million in the comparable 2004 period.  Total debt at October 1, 2005 was $83.2 million, which included $45.1 million of the Company’s 6.75% Secured Notes due 2012 and approximately $38.1 million of bank debt, primarily from our European operations.  On a comparable basis, the average debt balance for the three months ended October 1, 2005 was $86.1 million, with an average effective interest rate of 7.3%, versus an average debt balance of $62.1 million, with an average effective interest rate of 9.0%, for the same period in 2004.  Interest income increased to $0.6 million in the three months ended October 1, 2005 from $0.1 million in the comparable 2004 period due to higher average invested cash balances.  Increased interest income on a higher level of invested cash more than offset the increased interest on a higher average debt balance related to the European acquisition.

Interest expense increased 25.1% to $5.5 million in the nine months ended October 1, 2005 from $4.4 million for the same period in 2004.  On a comparable basis, the average debt balance for the nine months ended October 1, 2005 was $92.8 million, with an average effective interest rate of 7.7%, versus an average debt balance for the nine months ended September 25, 2004 of $64.9 million, with an average effective interest rate of 9.0%.  Interest income increased to $2.1 million in the nine months ended October 1, 2005 from $0.3 million in the comparable 2004 period due to higher average invested cash balances.

INCOME TAXES.  Income tax expense for the three months ended October 1, 2005 was $13.8 million, or a 40.0% effective tax rate, compared to income tax expense of $8.4 million, or a 41.6% effective tax rate, for the three months ended September 25, 2004.  Income tax expense for the nine months ended October 1, 2005 was $22.0 million, or a 40.0% effective tax rate, compared to the income tax expense of $10.6 million, or a 41.9% effective tax rate, for the nine months ended September 25, 2004.   Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  During the second quarter of 2005, the Company re-evaluated the anticipated tax rate for the 2005 year and reduced it to 40% from the previously estimated rate of 41%.

NET EARNINGS.  Net earnings increased by $8.9 million to $20.7 million in the three months ended October 1, 2005, from $11.8 million in the three months ended September 25, 2004.  For the 2005 nine-month period, net earnings increased by $18.3 million to $33.0 million, from earnings of $14.7 million during the same period in 2004.

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

On September 27, 2002, the Company entered into a credit facility led by Wachovia Securities, Inc., as arranger and administrative agent (“Credit Facility”). The Credit Facility has a term of four years and provides for a maximum line of credit of $85 million, including an amount made available to the Company’s Canadian subsidiaries under a separate credit agreement (currently $15 million). The Credit Facility includes a $47.5 million sub-limit for letters of credit. Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers.

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

On December 30, 2004, the Company and certain of its affiliates entered into an amendment to the Credit Facility. The amendment, among other things, (i) increased to $55 million the aggregate amount of letters of credit that may be outstanding under the loan agreement, and limited the amount of letters of credit that may be issued in currencies other than U.S. dollars to $35 million, (ii) permitted the acquisition by the Company and its affiliates of the remaining shares of capital stock not then owned by the Company and its affiliates of Maco, a former licensee of the Company, and (iii) permitted the guarantee of certain indebtedness by the Company and its affiliates in connection with the acquisition. The documents covering the Canadian portion of the Credit Facility were also amended to permit the actions described in clauses (ii) and (iii) above. At October 1, 2005, the Company had $1.9 million in outstanding borrowings under the Credit Facility, $10.9 million in outstanding standby letters of credit, $14.0 million in outstanding documentary letters of credit, and approximately $46.9 million available for future borrowings. As of October 1, 2005, the Company was in compliance with all of its covenants under the Credit Facility.

On April 28, 2003, GUESS? Royalty Finance LLC, an indirect wholly-owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (“Secured Notes”). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements. The Secured Notes obligate the Issuer to pay interest and amortize principal quarterly. Payment of principal and interest on the Secured Notes is guaranteed by GUESS? IP Holder L.P. (“IP Holder”), an indirect wholly owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company.  The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000. At October 1, 2005, the Company had approximately $3.0 million of restricted cash related to the interest reserve. The net proceeds, after interest reserve and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the Company’s then outstanding 9½% Senior Subordinated Notes due August 2003. The Company redeemed the 9½% Senior Subordinated Notes on May 27, 2003.  At October 1, 2005, the Company had $45.1 million outstanding under the Secured Notes, of which $31.7 million is classified as long term debt.

The Company’s European operation had term loans with four banks totaling $17.3 million at October 1, 2005 with a weighted average annual interest rate of 3.4% for the nine months ended October 1, 2005.  Of this amount, $13.3 million is classified as long term debt.  Three of these loans are unsecured and have no financial ratio covenants.  Their interest rates vary by bank but are either the Euribor six-month rate plus 1.5% or the Euribor three-month rate plus 1.5%.  Depending on the bank, these three loans mature between April 2008 and January 2010 and require principal and interest payments monthly, quarterly or semi-annually.  One term loan requires principal and accrued interest to be paid semi-annually beginning in January 2006 and ending in July 2010, provides for interest at the Euribor six-month rate plus 1.35% and contains certain financial ratio covenants.  All four term loans are denominated in Euros.

The Company’s European operation maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy.  Under these agreements, the Company can borrow up to $68.1 million with annual interest rates ranging from 3.0% to 4.5%.  At October 1, 2005, the Company had $18.9 million of borrowings outstanding under these agreements with a weighted average annual interest rate of 3.7%. These agreements are denominated in Euros, have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by an $8.4 million standby letter of credit issued under the Company’s Credit Facility.

During the nine months ended October 1, 2005, the Company relied on trade credit along with available cash and borrowings under the Credit Facility, European bank facilities, real estate leases, and internally generated funds to finance its operations and expansion.  Net cash provided by operating activities was $91.6 million for the nine months ended October 1, 2005, compared to $20.1 million for the nine months ended September 25, 2004, or an increase of $71.5 million.

The $71.5 million increase in cash provided by operating activities over the prior year period was due primarily to an $18.3 million improvement in net earnings in the nine months ended October 1, 2005 versus the same 2004 period and a $55.1 million net favorable change in operating assets and liabilities.  The primary source of cash from operating activities for the nine months ended October 1, 2005 was from the fixed royalty payments totaling $42.7 million which related to certain renegotiated license agreements and increased accounts payable.  The main uses of cash during the nine months ended October 1, 2005 were to support increased inventories both in North America and in Europe.  At October 1, 2005, the Company had working capital of $189.8 million compared to $138.2 million at December 31, 2004 and $119.1 million at September 25, 2004.

Capital expenditures totaled $37.4 million, excluding lease incentives of $4.0 million, for the nine months ended October 1, 2005.  This compares to $21.8 million, excluding lease incentives of $4.4 million, for the same 2004 period.  The Company’s capital expenditures in North America for 2005 are planned at approximately $48.0 million, excluding estimated lease incentives of approximately $6.0 million, primarily for retail store expansion of approximately 37 stores, significant store remodeling programs, investments in information systems and enhancements in other infrastructure.  In addition, we are planning to lease a new headquarters building in Florence, Italy for our European operations.  This transaction is expected to close in December, 2005 and will be accounted for as a capital lease totaling approximately $16.0 million in 2005, with subsequent build-outs in 2006 to be negotiated.

In addition, during the first quarter of 2005, the Company purchased for $21.0 million, including cash acquired of $1.0 million, the remaining 90% of the shares of its European jeanswear licensee which it did not already own as well as certain retail stores in Europe.  In the first quarter of 2005, the Company paid $15.7 million of the purchase price and refinanced $44.9 million of the outstanding debt of Maco.  In the second quarter of 2005, the Company paid an additional $1.2 million of the purchase price.  The remaining purchase price of $4.1 million is included in liabilities and is payable in $0.5 million installments on each January 30 and June 30 through June 30, 2009.

The Company’s primary working capital needs are for inventory and accounts receivable.  Accounts receivable as of October 1, 2005 increased $45.1 million as compared to September 25, 2004 as a result of the business growth of our European operations.  Receivables for our European business totaled $67.7 million at October 1, 2005 versus $19.6 million a year ago, an increase of $48.1 million.  Approximately $20.3 million of our European segment’s accounts receivable is insured for collection purposes.  The Company’s inventory levels increased $20.9 million to $126.4 million at October 1, 2005 from $105.5 million at September 25, 2004, and also increased by $44.1 million from $82.3 million at December 31, 2004.  The change versus the year ago period was primarily due to an increase of $16.9 million in inventories in Europe, as a result of our acquired business.  The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, and interest and principal payments on its debt, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe.

In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.  During the nine months ended October 1, 2005, 27,744 shares of the Company’s common stock were issued out of its treasury shares pursuant to the ESPP at an average price of $13.05 per share for a total of $0.4 million.

On August 23, 2005, the Board of Directors of The Company adopted a Supplemental Executive Retirement Plan (“SERP”) to become effective January 1, 2006.  The SERP will provide select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances.  The initial participants in the SERP are Maurice Marciano and Paul Marciano, Co-CEO’s and Co-Chairmen of the Board and Carlos Alberini, President and Chief Operating Officer.  The Company is expected to make periodic payments in the future to fund the obligations arising under the SERP.  The amount of future payments will depend on the future years of service and future annual compensation of the participants.

WHOLESALE BACKLOG

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 48 hours. The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to stores.  At October 29, 2005, we had unfilled domestic wholesale orders, consisting primarily of orders for fashion apparel, of approximately $41.7 million, compared to $43.8 million for such orders at October 30, 2004, or down 4.7%.  The backlog of wholesale orders at any given time is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

In December 2004, the FASB issued SFAS 123 (revised 2004) (“SFAS 123R”), “Share-Based Payments,” which requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as an expense in the income statement.  SFAS 123R generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in APB 25.  SFAS 123R is effective for the Company beginning with the first quarter of 2006.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides the staff’s views regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payments arrangements for public companies.  Although the pro forma effects of applying the original SFAS 123 (as set forth under “Employee Stock Options” in Note 2 to the financial statements) may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; and the transition method chosen for adopting SFAS 123R.  The Company is currently evaluating option valuation methodologies and assumptions in light of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005.  The Company does not anticipate that the adoption of FIN 47 will have a material impact on its consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”.  The EITF reached a consensus that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition.  This consensus is consistent with the Company’s policy regarding leasehold improvements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during the Construction Period,” which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense.  These rental costs shall be included in income from continuing operations.  The effective date of this FSP guidance is the first reporting period beginning after December 15, 2005.  Early adoption is permitted for financial statements or interim financial statements that have not yet been issued.  The Company is currently evaluating the impact of FSP 13-1 on its consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

The Company received United States dollars (“USD”) for approximately 68% of product sales and licensing revenue based on revenues during the nine months ended October 1, 2005.  Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the cost of goods in the future.  In addition, royalties received from international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in USD.  During the last three fiscal years, exchange rate fluctuations have not had a material impact on inventory costs.  Due to the increase in foreign currency transactions and the fact that not all foreign currencies react in the same manner as the USD, the Company cannot quantify in any meaningful way the effect of currency fluctuations on future income.

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

Forward Exchange Contracts	USD Equivalent	Maturity Date	Fair Value in USD at October 1, 2005
Canadian dollars	$1,000,000	October 3 to October 28, 2005	$1,061,913
Canadian dollars	1,000,000	October 31 to November 25, 2005	1,052,700
Canadian dollars	1,000,000	November 28 to December 30, 2005	1,047,877
Canadian dollars	1,000,000	January 5 to January 31, 2006	1,030,741
Canadian dollars	1,000,000	February 1 to February 28, 2006	1,017,739
	$5,000,000		$5,210,970
Euros	500,000	October 27, 2005	502,328
Euros	350,000	October 27, 2005	352,547
Euros	600,000	November 11, 2005	603,519
Euros	500,000	November 11, 2005	501,959
Euros	350,000	November 11, 2005	352,252
	$2,300,000		$2,312,605
	$7,300,000		$7,523,575

Based upon the rates at October 1, 2005, the cost to buy the equivalent USD discussed above was approximately $6.1 million Canadian dollars and approximately  €1.9 million.  At October 1, 2005 the Company had forward exchange contracts to purchase $7.3 million USD and the fair value of those contracts at that date was $7.5 million USD.

Interest Rate Risk

At October 1, 2005, 54.2% of the Company’s indebtedness contained a fixed interest rate of 6.75%.  At September 25, 2004, 94.5% of the Company’s indebtedness contained a fixed interest rate of 6.75%.  Substantially all of the Company’s remaining indebtedness, including any borrowings under the Credit Facility or from European banks, is at variable rates of interest.  Accordingly, changes in interest rates would impact the Company’s results of operations in future periods.  A 100 basis point change in interest rates would have increased interest expense for the quarter ended October 1, 2005 by approximately $0.2 million.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At October 1, 2005, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

ITEM 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officers and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.

There was no change in our internal control over financial reporting during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken. In the third quarter of 2005, we completed an upgrade of certain information system modules that we used to accumulate financial data used in financial reporting.  We utilized these new modules to generate financial statements for the third quarter.  The upgrade was not made in response to any deficiency in our internal controls.

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

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Amended and Restated Bylaws of the Company. (2)
4.3	Specimen stock certificate. (1)
10.66	Guess?, Inc. Nonqualified Deferred Compensation Plan. (3)
*10.67	Guess?, Inc. Supplemental Executive Retirement Plan.
*10.68	Written description of performance-based bonus criteria for Paul Marciano.
*31.1.	Certification of Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
*31.2.	Certification of Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
*31.3.	Certification of President, Chief Operating Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
*31.4.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
*32.1.	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
*32.2.	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
*32.3.	Certification of President, Chief Operating Officer and Director pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
*32.4.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

*                     Filed herewith

(1)              Incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on July 30, 1996.

(2)              Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

(3)              Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-129349) filed by the Company on November 1, 2005.

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

GUESS?, INC.

Date: November 9, 2005	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President, Chief Operating Officer and Director

Date: November 9, 2005	By:	/s/ FREDERICK G. SILNY
Frederick G. Silny
Senior Vice President and Chief Financial Officer (Principal Financial Officer)