Form 10-K
period 2005-12-31
GUESS INC
filed 2006-03-13
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from               to

Commission File Number 1-11893

GUESS?, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3679695
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the close of business on July 2, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $281,095,384 based upon the closing price $17.04 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of the close of business on March 6, 2006, the registrant had 45,223,937 shares of common stock outstanding.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

TABLE OF CONTENTS

Item	Description	Page
	PART I
1	Business	1
1A	Risk Factors	14
1B	Unresolved Staff Comments	21
2	Properties	22
3	Legal Proceedings	23
4	Submission of Matters to a Vote of Security Holders	23
	PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
6	Selected Financial Data	25
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
7A	Quantitative and Qualitative Disclosures About Market Risk	38
8	Financial Statements and Supplementary Data	40
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	40
9A	Controls and Procedures	40
9B	Other Information	43
	PART III
10	Directors and Executive Officers of the Registrant	43
11	Executive Compensation	43
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
13	Certain Relationships and Related Transactions	43
14	Principal Accountant Fees and Services	43
	PART IV
15	Exhibits and Financial Statement Schedules	44

i

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to the Company’s expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth, e-commerce, business seasonality, industry trends, consumer demands and preferences, competition and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Item 1A. Risk Factors” contained herein.

ii

PART I

ITEM 1.   Business.

General

Unless the context indicates otherwise, the terms “we,” “us” or the “Company” in this Form 10-K, are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.

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

Our products are sold through three primary distribution channels: in our own stores, to a network of wholesale accounts and through the Internet. GUESS? branded products, some of which are produced under license, are also sold internationally through a series of licensees and distributors. Our core customer is a style-conscious consumer primarily between the ages of 15 and 30. These consumers are part of a highly desirable demographic group that we believe has significant disposable income. We also appeal to customers outside this group through specialty product lines that include MARCIANO, a more sophisticated fashion line targeted to women, and GUESS Kids, targeted to boys and girls ages six to 12.

We were founded in 1981 and currently operate as a Delaware corporation.

Business Segments

The business segments of the Company are retail, wholesale, European and licensing. In the first quarter of 2005, the Company revised its segment reporting to include its aggregate European operations as a separate segment. The change was made as a result of the significant acquisition of our former European jeanswear licensee in January 2005. The Company believes this segment reporting better reflects how its four business segments—retail, wholesale, European and licensing—are managed and each segment’s performance is evaluated. The European segment includes both wholesale and retail operations in Europe. The retail segment includes the Company’s retail operations in North America. The wholesale segment includes the wholesale operations in North America and internationally, excluding Europe. The licensing segment includes the worldwide licensing operations of the Company. The business segments’ results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following corporate costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal. Financial information about each segment, together with certain geographical information, for the fiscal years ended December 31, 2005, 2004 and 2003 are included under Note 15 to the Consolidated Financial Statements contained herein. All amounts for 2004 and 2003 have been revised to conform to the 2005 presentation.

In 2005, 65.5% of our net revenue was generated from retail operations, 12.9% from wholesale operations, 16.4% from European operations and 5.2% from licensing operations. Our total net revenue in 2005 was $936.1 million and net earnings were $58.8 million.

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

We have developed the “GUESS? signature image” and “GUESS? lifestyle concept” through the use of our strong and distinctive images, merchandising display themes, logos and trademarks which are registered in approximately 170 countries.

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

Retail Distribution.   At December 31, 2005, we operated a total of 315 stores in the U.S. and Canada, consisting of 191 full-price retail stores, 99 factory outlet stores and 25 new concept stores. At year end, we also operated 16 stores in Europe. Our retail network creates an upscale and inviting shopping environment and enhances our image. Distribution through our retail stores allows us to influence the merchandising and presentation of our products, build brand equity and test market new product design concepts. Our retail stores carry a full assortment of men’s and women’s merchandise, including most of the GUESS? licensed products. Our factory outlet stores are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our own full-price retail stores.

In 2004, we launched our MARCIANO line. This line was previously labeled as GUESS Collection and was rebranded as MARCIANO in the third quarter of 2004. The new assortment commands higher price points and it targets a more upscale, contemporary customer. The MARCIANO line is available in approximately 110 of our full-price retail stores in the U.S. and Canada. As of December 31, 2005, we had 14 MARCIANO stores that feature this line exclusively. These stores range in size between 2,000 and 4,000 square feet.

In 2004, we also began testing a new Accessories store concept. We believe we offer unique positioning in the accessories marketplace with a well-recognized brand name at a more accessible price point than the luxury accessories brands. As of December 31, 2005, we had 11 Accessories stores. These stores range in size between 1,000 and 3,000 square feet and carry the full GUESS? accessories line. We continue to sell accessories in our full-price retail and factory outlet stores, and through our licensees. Our accessories are also available in department stores.

In the fourth quarter of 2003, we made the decision to exit the kids stores which were performing below our expectations. The remaining stores, which were all closed by December 31, 2005, generated $0.6 million in revenues and had a combined operating loss of $0.5 million during 2005.

Licensee Stores.   Our international licensees and distributors operated 299 GUESS? stores in 47 countries outside the U.S. and Canada at December 31, 2005. Our international licensees and distributors have indicated that they plan to open a total of 117 new stores in 2006. These stores carry apparel and accessories that are similar to those sold in the U.S., including some that are tailored for local fashion sensibilities. We work closely with international licensees and distributors to ensure that their store designs and merchandise programs protect the reputation of the GUESS? trademarks. Our international licenses and distribution agreements also allow for the sale of GUESS? brand products in better department stores and upscale specialty retail stores.

Wholesale Distribution.   We have both domestic and international wholesale distribution channels. Domestic wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading domestic wholesale customers include Federated Department Stores, Inc. and Dillard’s, Inc. At December 31, 2005, our products were sold directly to consumers from approximately 965 doors in the U.S. These locations include 541 shop-in-shops, an exclusive selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women’s or men’s apparel. Through our foreign subsidiaries and our network of international distributors, our products are also found in major cities throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America.

Licensing Operations.   The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We carefully select our trademark licensees and approve in advance all product design, advertising and packaging materials of all licensed products in order to maintain a consistent GUESS? image. We currently have 21 domestic and international licenses that include eyewear, watches, handbags, footwear, kids’ and infants’ apparel, lingerie, leather outerwear, fragrance, jewelry and other fashion accessories. We have granted licenses for the manufacture or sale of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, North America and South America.

European Operations.   We run our European business from our headquarters in Florence, Italy with our local management team who work closely with our wholesale customers, licensees and distributors and also manage our owned stores. Following the acquisition of our European jeanswear licensee in January 2005 (discussed further below), we have been integrating this business with our existing European accessories business. The performance of our European segment during 2005 exceeded our expectations. While the GUESS? brand is well recognized in Europe, we believe it is under-penetrated and we see significant opportunities in 2006 to expand both our wholesale and retail store distribution. In 2005 in Europe we, along with our licensees and distributors, opened 34 stores in all concepts combined. At year-end, Guess and its licensees and distributors owned and operated 16 and 44 stores, respectively. In 2006, we plan to open another 33 stores in Europe primarily through our licensees and distributors.

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

Retail Store Strategy and Expansion Plans.   Our retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the performance of existing stores. During 2005, we opened a total of 37 new stores in the U.S. and Canada consisting of nine new full-price retail stores, 13 factory outlet stores and 15 new concept stores, while closing 9 stores.

Our retail locations build brand awareness and contribute to market penetration and growth of the brand in concert with our wholesale operations. In 2005, we increased our retail square footage by 8.2% to 1,563,000 square feet in the U.S. and Canada. We continue to be very selective with new store locations and expect to open approximately 38 new stores in 2006, consisting of 12 full-price retail, seven factory outlet, 13 Marciano and six Accessories stores. In addition, we plan to close approximately ten stores in 2006.

In 2005, total sales in the U.S. and Canada at our stores open for at least one year (also called “comparable store sales”) increased by 9.2% from 2004 levels. We believe the increase in comparable store sales is attributable to our commitment to several ongoing initiatives, including leadership in new product development, a more fashion-focused product mix, the introduction of new product categories, improvements in merchandising and visual presentation, the remodeling of select stores to promote a consistent brand image, an improved retail store inventory allocation system, the continued development of the MARCIANO line and the development of a motivated team of sales professionals to service our customers and provide a favorable shopping experience.

As part of our retail growth strategy we are also placing additional emphasis on our Accessories line and our MARCIANO line. This includes greater focus on these products in our existing stores as well as continuing to develop and open additional Accessories and Marciano stores which exclusively feature these products.

During 2005, we opened 15 new concept stores, consisting of nine MARCIANO and six Accessories stores in addition to the five and six stores that we opened in 2004, respectively. While it is still early, and we plan to monitor the performance of these stores carefully, we are encouraged by the response we are seeing. These new store concepts leverage our brand recognition and the reputation we have for sexy, contemporary styling to extend the appeal of our brand. The MARCIANO brand is attracting a slightly older, more sophisticated customer, while the Accessories stores are enabling us to build a more meaningful presence in this high-margin segment. We are targeting customers who already shop GUESS? stores but are looking for an expanded accessories presentation, as well as new customers who did not shop GUESS? in the past.

International Expansion.   Our international business has expanded rapidly over the last two years. As previously mentioned, in January 2005, we completed the acquisition of the remaining 90% of Maco, the Italian licensee of GUESS jeanswear for men and women in Europe, including the assets and leases of ten retail stores in Europe. Also in 2005, we, along with our distributors and licensees, opened 98 stores in all concepts combined outside of the U.S. and Canada, bringing the total number of such stores to 315 at year end. As a result of the Maco acquisition and the continued growth of our already existing wholesale business in Europe, the performance of our European operations exceeded our expectations in 2005.

We believe there are significant opportunities to continue our international growth, particularly in Europe, where the GUESS? brand is well recognized but under-penetrated, as well as in India, Asia and Mexico. We have been advised by our distributors and licensees that in 2006 they plan to open approximately 117 new retail stores outside the U.S. and Canada. We are working closely with our international distributors and licensees to develop these opportunities and to expand the availability of the GUESS? brand throughout the world.

Continue to Develop Licensee Portfolio.   One of our primary objectives is to maintain the quality and reputation of the GUESS? brand. In order to accomplish this goal, we will continue to strategically reposition our licensing portfolio by constantly monitoring and evaluating the performance of our licensees worldwide and their strength and capabilities to appropriately represent our brand. As part of this process, we will consider bringing in-house apparel licenses, where appropriate, or license lines which we produce as we did with our kids business in 2001. If we determine that licensees are performing inadequately, we will, from time to time, discontinue the existing relationship and seek out a stronger replacement licensee.

During 2005, we successfully renegotiated license agreements with our existing licensees for watches, handbags and eyewear on terms that were significantly improved over our prior arrangements. In addition, in 2004, we signed a new shoe license with Marc Fisher LLC to develop, manufacture, and distribute athletic and fashion footwear under the GUESS? trademark in the U.S. and several countries worldwide. We believe this is an important step in expanding our presence both domestically and globally in GUESS? footwear. In 2003, we granted a new worldwide license for fragrances and related products. Footwear and fragrance from these new licenses began shipping in July of 2005. We will continue to strategically examine opportunities to expand our licensee portfolio by developing new licensees that can expand our brand penetration and complement the GUESS? image.

Acquisition Strategy.   We evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. In January 2005, we completed the acquisition of the remaining 90% of Maco Apparel, S.p.A. (“Maco”), the Italian licensee of GUESS jeanswear for men and women in Europe, that the Company did not already own from Fingen S.p.A. and Fingen Apparel N.V., as well as the assets and leases of ten retail stores in Europe. The agreement included the purchase of inventory and receivables, the assumption of certain liabilities, and the transfer of leases for the GUESS retail locations. The stores are located in Rome, Milan, Paris, Amsterdam, London, and certain other European cities. We believe the Maco acquisition provides a solid platform to take advantage of GUESS’ already strong name recognition in Europe.

Improved Product Sourcing.   Over the past several years, we have refocused our product sourcing strategies to increase efficiencies, reduce costs and improve quality. We currently purchase approximately 86% of our finished products from third-party international vendors, primarily in Asia and Mexico. This is a significant change from years ago when we purchased the majority of our goods from domestic sources. We have increased our utilization of lower-cost, offshore “packaged purchases” in which we supply the product design and fabric selection, and the vendor manufactures and delivers the finished product. We have strategically aligned ourselves with sourcing vendors worldwide, who will take full responsibility for delivering quality, finished products in a timely manner. By continuing to use these packaged programs, we believe we can improve product gross margins, reduce carrying costs of raw materials and improve the timing of our deliveries and product quality. In addition, we have expanded our Hong Kong office to allow us to source directly from overseas factories and move quality control and other production functions upstream to reduce development costs and improve development cycle time. We also retain a close relationship with a number of domestic vendors located primarily in Los Angeles as we believe it is important to react to last minute trends as well as to respond to rush reorders.

Logistics.   In 2000, we opened an automated distribution center in Louisville, Kentucky to replace the distribution center in Los Angeles as our primary distribution center. This 500,000 square-foot facility is near United Parcel Service’s national transit hub and has contributed to the reduction of our shipping time to our stores and wholesale accounts that are east of the Mississippi River. Depending on processing volumes and productivity improvements, we expect that we will continue to reduce operating cost per unit by reducing handling costs in the new facility and will provide better service to our customers by faster shipping and reduced response times. As of December 31, 2005, this facility was approximately 50% utilized.

We focused on all aspects of our supply chain in 2005 and expect to continue in 2006. In the first quarter of 2005, we opened a new warehouse and distribution facility in Montreal, Quebec to replace our existing facility there, and we updated our software systems in our Montreal and Los Angeles warehouse and distribution facilities to be consistent with the software systems used in our primary Kentucky facility. In 2004, we also implemented new systems such as the installation of an automated product sorter machine in the Kentucky distribution center which has resulted in operating efficiencies. These systems, along with other actions we are taking, should result in lower processing and freight costs in the future.

E-Commerce.   Our websites, www.guess.com, www.guessfactory.com and www.marciano.com, are virtual storefronts that promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of casual apparel and accessories. Not only have these virtual stores become a successful additional retail distribution channel, but also they have improved customer service and are fun and entertaining alternative-shopping environments. These sites also provide fashion information, provide a mechanism for customer feedback, promote customer loyalty and enhance our brand identity through interactive content. In 2005, these combined sites generated net sales comparable with the top retail GUESS? stores in the chain.

GUESS? Products

We derive net revenue from four primary sources: the sale of our men’s and women’s apparel, and the sale of our licensees’ products through our network of retail and factory outlet stores in the U.S. and Canada; the sale of GUESS? men’s and women’s apparel and certain accessories to wholesale customers and distributors in North America and the rest of the world except Europe; the sale of GUESS? men’s and women’s apparel and certain accessories to wholesale customers and through our owned stores in Europe; and royalties from worldwide licensing activities.

The following table sets forth our net revenue from our business segments:

	Year Ended December 31,
	2005		2004		2003
	(dollars in thousands)
Net revenue:
Retail operations	$612,862	65.5%	$518,855	71.1%	$447,693	70.3%
Wholesale operations	121,103	12.9	120,392	16.5	124,232	19.6
European operations	153,817	16.4	42,773	5.9	24,881	3.9
Net revenue from product sales	887,782	94.8	682,020	93.5	596,806	93.8
Licensing operations	48,310	5.2	47,242	6.5	39,779	6.2
Total net revenue	$936,092	100.0%	$729,262	100.0%	$636,585	100.0%

Products.   Our product line is organized into two primary categories: men’s and women’s apparel. To take advantage of contemporary trends, we complement our core basic styles with more fashion-oriented items. Within our basic denim assortment, we have added new fabrics and washes. In addition, we have also added “immediates” and “nows” to our merchandise assortment; these are fashion forward styles that complement our current product line and are produced on an expedited basis.

Our line of women’s apparel also includes the MARCIANO product line, a full collection of better women’s  apparel incorporating a sophisticated, high fashion combination of colors and styles. These products currently are sold primarily through our GUESS? retail stores, our MARCIANO stores and our www.marciano.com website. The MARCIANO line is designed to complement our young contemporary line. We continue to believe these products have significant potential and we are placing additional emphasis on this line in 2006 to increase its penetration in the marketplace.

Licensed Products.   The high level of desirability of the GUESS? brand among consumers has allowed us to selectively expand our product offerings and distribution channels worldwide through trademark licensing arrangements. We currently have 21 trademark licenses. Worldwide sales of licensed products (as reported to us by our licensees) were approximately $658 million in 2005. Our net royalties were $48.3 million in 2005. Approximately 69.8% of our net royalties were derived from our top five licensees in 2005.

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

U.S. and Canada Retail Operations

At December 31, 2005, our domestic retail operations, which includes stores in both the U.S. and Canada, consisted of 191 full-price retail, 99 factory outlet and 25 new concept stores which sell GUESS? and MARCIANO-labeled products and which we operate directly. Below is a summary of store statistics as of December 31, 2005, 2004 and 2003.

	December 31,
	2005	2004	2003
Retail stores:
U.S.	152	150	147
Canada	39	36	35
	191	186	182
Factory stores:
U.S.	85	75	66
Canada	14	11	7
	99	86	73
New concept stores:
MARCIANO	14	5	—
Accessories	11	6	—
	25	11
Kids stores:	—	4	10
Total	315	287	265
Square footage at year end	1,563,000	1,460,000	1,372,000
Sales per average annual square foot	$401	$369	$336

Retail Stores.   At December 31, 2005, our full price domestic retail stores occupied approximately 958,000 square feet and ranged in size from approximately 2,000 to 13,500 square feet, with most stores between 3,000 and 6,000 square feet. Our retail stores carry a full assortment of men’s and women’s GUESS? merchandise, including most of our licensed products as well as our MARCIANO line that is carried almost exclusively in our stores. During 2005, we opened nine new retail stores and closed four stores and the remaining four kids stores. Sales per square foot for our full price domestic retail stores, not including factory outlet or new concept stores, increased from $369 in 2004 to $395 in 2005.

Factory Outlet Stores.   At December 31, 2005, our domestic factory outlet stores occupied approximately 545,000 square feet and ranged in size from approximately 3,000 to 10,700 square feet, with most stores between 3,500 and 6,500 square feet. They are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our full-price retail stores. These stores sell selected styles of GUESS? apparel and licensed products at a discount to value-conscious customers. We also use the factory outlet stores to liquidate excess inventory and thereby protect the GUESS? image. During 2005, we opened 13 new factory stores. Sales per square foot for our domestic factory outlet stores increased from $367 in 2004 to $398 in 2005.

New Concept Stores.   In 2004 we opened our first five MARCIANO and six Accessories concept stores. During 2005, we opened nine MARCIANO and six Accessories concept stores and closed one Accessories store. We plan to continue to test and monitor the performance of these new store concepts carefully. These concepts leverage the name recognition of our brands and the reputation we have for sexy, contemporary styling to extend the appeal of our brand. The MARCIANO brand is attracting a slightly older, more sophisticated customer, while the Accessories stores are enabling us to build a more meaningful presence in this high-margin segment. Sales per square foot for our new concept stores increased from $575 in 2004 to $593 in 2005.

Domestic Wholesale Customers

Our domestic wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading domestic wholesale customers include Federated Department Stores, Inc. and Dillard’s, Inc. During 2005, our products were sold directly to consumers from approximately 965 doors in the U.S. Our wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics.

We have sales representatives in New York and Los Angeles. They coordinate with customers to determine the inventory level and product mix that should be carried in each store to maximize retail sell-throughs and enhance the customers’ profit margins. The inventory level and product mix are then used as the basis for developing sales projections and product needs for each wholesale customer and for scheduling production. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately.

A few of our domestic wholesale customers, including some under common ownership, have accounted for significant portions of our net revenue. During 2005, Bloomingdale’s, Macy’s and other affiliated stores owned by Federated Department Stores, Inc., including the May Company department stores acquired as of August 30, 2005, treated as if Federated had owned such stores for the entire year, were our largest domestic wholesale customers and together accounted for approximately 5.8% of our consolidated net revenue. The merger of Federated and May Company will result in a loss of doors in 2006. During 2005, we continued to see our wholesale operations in North America become a smaller proportion of our overall business while our international and retail businesses expanded. In 2005, our North American wholesale operations accounted for 9.0% of our total net revenues, down from 12.3% in 2004.

International Business

We derive net revenue and earnings outside the U.S. and Canada from two principal sources: (a) sales of GUESS? brand apparel directly to foreign distributors who distribute it to better department stores, upscale specialty retail stores and GUESS?-licensed retail stores operated by our international distributors and (b) royalties from licensees who manufacture and distribute GUESS? branded products outside the U.S. We sell products through distributors and licensees throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America.

At December 31, 2005, our licensees and distributors operated internationally (outside the U.S. and Canada) 299 GUESS? retail and outlet stores. Our retail store license agreements generally provide detailed guidelines for store fixtures and merchandising programs. The appearance, merchandising and service standards of these stores are closely monitored to ensure that our image and brand integrity are maintained. We have been advised by our distributors and licensees that in 2006 they plan to open approximately 117 new retail stores outside the U.S. and Canada. We also own and operate 16 GUESS? retail stores in Europe. In 2005, our European operations accounted for 16.4% of our total net revenues, up from 5.9% in 2004.

As previously mentioned, in January 2005, we completed the acquisition of the remaining 90% of Maco, the Italian licensee of GUESS jeanswear for men and women in Europe, the Company did not already own from Fingen S.p.A. and Fingen Apparel N.V., as well as the assets and leases of ten retail stores in Europe.

License Agreements and Terms

Our trademark license agreements customarily provide for a three- to five-year initial term with a possible option to renew prior to expiration for an additional multi-year period. In addition to licensing trademarks for products which complement our apparel products, we have granted trademark licenses for the manufacture and sale of GUESS? branded products similar to ours, including men’s and women’s denim and knitwear, in markets such as Europe, Japan, the Philippines, South Africa and South Korea. Licenses granted to certain licensees that have produced high-quality products and have demonstrated solid operating performance, such as for GUESS? watches, GUESS? handbags and GUESS? eyewear, have been renewed and in some cases expanded to include new products or markets. In other cases, products that were formerly licensed, such as our women’s knits line, are now being produced in-house. The typical license agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee’s net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. In addition, several of our key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products and in many cases we place the ads on behalf of the licensee and are reimbursed. In addition, to protect and increase the value of our trademarks, our license agreements include strict quality control and manufacturing standards.

Our licensing personnel in the U.S., Florence, Italy and Hong Kong meet regularly with licensees to ensure consistency with our overall merchandising and design strategies, to monitor quality control and to protect the GUESS? trademark and brand. The licensing department approves in advance all GUESS? licensed products, advertising, promotional and packaging materials.

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

Our advertising department is responsible for all worldwide advertising, which includes approval of all advertising strategies and media placements from our licensees and distributors. We use a variety of media with an emphasis on print and outdoor advertising. We have focused advertisement placement in national and international contemporary fashion/beauty, lifestyle, and celebrity magazines including Vanity Fair, Marie Claire, Elle, W and Vogue. By retaining control over our advertising programs, we are able to maintain the integrity of the GUESS? brand image while realizing substantial cost savings compared to outside agencies.

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

We do not own any production equipment. To remain competitive, in recent years we have increasingly sourced our finished products globally. During 2005, we sourced approximately 86% of our finished products from third-party suppliers located outside the U.S. Most of these finished products are acquired as package purchases where we supply the design and fabric selection and the vendor delivers the finished product. Although we have long-term relationships with many of our vendors, we do not have long-term written agreements with them. Our production and sourcing staff in Los Angeles oversees aspects of apparel manufacturing, quality control and production, and researches and develops new sources of supply. We have also expanded our Hong Kong office to allow us to source directly from overseas factories and move quality control and other production functions upstream to reduce development costs and improve development cycle time.

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

Distribution Centers

We utilize distribution centers at strategically located sites. Until 1999, distribution of our products in the U.S. was centralized in our facility in Los Angeles, California, which we operate and lease from a related party. In January 2000, we opened an automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles as our primary distribution center. Distribution of our products in Canada is handled from a distribution center in Montreal, Canada that we also lease from a related party. Our European business utilizes a distribution center in Florence, Italy owned by an affiliate of the former 90% owner of our wholly-owned subsidiary, Maco, and services Europe. We are currently in the process of transferring our European distribution to a new independent distributor. Additionally, we utilize a contract warehouse in Hong Kong that services the Pacific Rim.

At our distribution center in Kentucky, we use fully integrated and automated distribution systems. The bar code scanning of merchandise, picking tickets and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to the distribution information systems. As of December 31, 2005, this facility was approximately 50% utilized. We continue to monitor our distribution center integration as our business grows and the center matures.

Competition

The apparel industry is highly competitive and fragmented, and is subject to rapidly changing consumer demands and preferences. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the GUESS? brand. We compete with numerous apparel manufacturers and distributors, both domestically and internationally, as well as several well-known designers that have recently entered or re-entered the designer denim market. Our retail and factory outlet stores face competition from other retailers, including some of our major wholesale customers. Our licensed apparel and accessories also compete with a substantial number of designer and non-designer lines and various other well-known brands. Many of our competitors, including The Gap, Abercrombie & Fitch, DKNY, Polo Ralph Lauren and Tommy Hilfiger, among others, have greater financial resources than we do. Although the level and nature of competition differ among our product categories and geographic regions, we believe that we compete on the basis of our brand image, quality of design, workmanship and product assortment.

Information Systems

We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in computer hardware, system applications and networks. Our computer information systems consist of a full range of financial, distribution, merchandising, in-store, supply chain and other systems. During 2005, we completed the implementation of an integrated financial suite designed to provide increased efficiencies and enhanced controls. We are currently in the process of implementing new financial and operational systems in Europe.

Trademarks

We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, BRAND G, a stylized G and a stylized M, Baby GUESS, and GUESS Collection. As of December 31, 2005, we had approximately 2,250 U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in approximately 170 countries around the world, including the U.S. From time to time, we adopt new trademarks in connection with the marketing of new product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.

Like many well-known brands, our trademarks are subject to infringement. We have staff devoted to the monitoring and aggressive protection of our trademarks worldwide.

Wholesale Backlog

We maintain a model stock program in our basic denim products which generally allows replenishment of a customer’s inventory within 48 hours. We typically receive orders for our fashion apparel 90 to 120 days prior to the time the products are delivered to stores. Regarding our domestic wholesale backlog, there has been a change in the way we operate our business for both men’s and women’s product. As a result, last year’s backlog for product reflected a longer shipping period of about a month. We estimate that if we were to exclude the additional orders from last year’s backlog, then the current backlog would be down about 4.0% from the prior year. Not taking into account the impact of this change, our domestic wholesale backlog as of March 4, 2006 was $30.1 million, compared to $38.1 million as of March 5, 2005, or down 21.0%. The backlog of wholesale orders at any given time is affected by various factors, including seasonality and the scheduling of customers’ orders, manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Employees

We strongly believe that our employees (“associates”) are our most valuable resources. As of January 31, 2006, we had approximately 7,300 associates, including corporate personnel employed by GUESS? in the U.S. and Canada. This includes approximately 700 associates in our corporate operations and 6,600 in our retail operations.

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

Financial Information About Geographic Areas

See Note 15 to the Consolidated Financial Statements for a discussion regarding our domestic and foreign operations.

Website Access to Our Periodic SEC Reports

We make available free of charge at www.guess.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the charters of our Board of Directors’ Audit, Compensation and Nominating and Governance Committees as well as the Board of Directors’ Governance Guidelines and our Code of Conduct are posted on our website. We may from time to time provide important disclosures to our investors by posting them in the “Investor’s Info” section of the Guess?, Inc. portion of the website, as allowed by SEC rules. Printed copies of these documents may be obtained by writing or telephoning us at Guess?, Inc., 1444 South Alameda Street, Los Angeles, California 90021, Attention: Investor Relations, (213) 765-5578.

ITEM 1A.   Risk Factors.

You should carefully consider the following factors and other information in this Annual Report or Form 10-K. Additional risks which we do not presently consider material, or of which we are not currently aware, may also have an adverse impact on us. Please also see “Important Factors Regarding Forward-Looking Statements” on page (ii).

Demand for our merchandise may decrease and the appeal of our brand image may diminish if we fail to identify and rapidly respond to consumers’ fashion tastes.

The apparel industry is subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our brand image and our profitability are heavily dependent upon both the priority our target customers place on fashion and on our ability to anticipate, identify and capitalize upon emerging fashion trends. Current fashion tastes place significant emphasis on a fashionable look. In the past this emphasis has increased and decreased through fashion cycles. If we fail to anticipate, identify or react appropriately, or in a timely manner, to fashion trends, we could experience reduced consumer acceptance of our products, a diminished brand image and higher markdowns. These factors could result in lower selling prices and sales volumes for our products and could have a material adverse effect on our results of operations and financial condition.

The apparel industry is highly competitive, and we may face difficulties competing successfully in the future.

We operate in a highly competitive and fragmented industry with low barriers to entry. We compete with many apparel manufacturers and distributors, both domestically and internationally, as well as many well-known designers, some of whom have substantially greater resources than we do and some of whose products are priced lower than ours. Our retail and factory outlet stores compete with many other retailers, including department stores, some of whom are our major wholesale customers. Our licensed apparel and accessories compete with many designer and non-designer lines and well-known brands. Within each of our geographic markets, we also face significant competition from global and regional branded apparel companies, as well as retailers that market apparel under their own labels. These and other competitors pose significant challenges to our market share in our existing major domestic and foreign markets. In addition, our larger competitors may be better able than we to adapt to changing conditions that affect the competitive market. Also, the industry’s low barriers to entry allows the introduction of new products or new competitors at a faster pace. Any of these factors could result in reductions in sales or prices of our products and could have a material adverse effect on our results of operations and financial condition.

Changes in the economy and trends in consumer confidence may adversely affect the fashion industry as well as our operating results.

The industry in which we operate is cyclical. Purchases of apparel and related merchandise tend to decline during recessionary periods and also may decline at other times. Reduced levels of consumer spending can also result from (i) changes in interest rates, (ii) the availability of consumer credit, (iii) changes in taxation rates, (iv) consumer confidence in future economic conditions and (v) reduced levels of consumer disposable income. Due to these cyclical factors in the retail industry, we may not be able to maintain our growth in revenues or earnings, or remain profitable in the future.

Actual or potential terrorist acts and other conflicts in recent periods have also created significant instability and uncertainty in the world and may have additional effects in the future. These may include causing consumers to defer purchases or preventing our suppliers and service providers from providing required services or materials to us. These or other impacts could materially and adversely affect our operating results.

We could find that we are carrying excess inventories if we fail to anticipate consumer demand, if our international vendors do not supply quality products on a timely basis, if our merchandising strategies fail or if we do not open new and remodel existing stores on schedule.

We currently purchase a significant majority of our finished products from international third-party vendors. Consequently, we must commit to styles and fabrics well in advance of the applicable fashion season. Because of this commitment, the products we eventually receive might not be consistent with constantly changing consumer tastes. Further, even if we correctly anticipate consumer fashion trends, our vendors could fail to supply the quality products and materials we require at the time we need them. Moreover, we could fail to effectively market or merchandise these products once we receive them. Lastly, we could fail to open new or remodeled stores on schedule, and inventory purchases made in anticipation of such store openings could remain unsold. Any of the above factors could cause us to experience excess inventories and higher markdowns, which in turn could have a material adverse effect on our results of operations and financial condition.

Our success depends on maintaining good working relationships with our suppliers and manufacturers.

We do not own or operate any production equipment, and we depend on independent contractors to supply our fabrics and to manufacture our products to our specifications. We do not have long-term contracts with any suppliers or manufacturers, and our business is dependent on continued good relations with our vendors. In addition, none of our suppliers or manufacturers supplies or manufactures our products exclusively. As a result, we compete with other companies for the production capacity of independent manufacturers and international import quota capacity. If our vendors or manufacturers fail to ship our fabrics or products on time or to meet our quality standards or are unable to fill our orders, we might not be able to deliver products to our retail stores and wholesale customers on time or at all.

Moreover, our manufacturers have at times been unable to deliver finished products in a timely fashion. This has led to an increase in our inventory, causing a decrease in our profitability. As there are a limited number of qualified, offshore manufacturers, it could take significant time to find alternative manufacturers, which could result in our missing retailing seasons or our wholesale customers’ canceling orders, refusing to accept deliveries or requiring that we lower selling prices. Since we cannot return merchandise to our manufacturers, we could also have a significant amount of unsold merchandise. Any of these problems could harm our financial condition and results of operations.

Our wholesale business is highly concentrated. The decision by any of our large customers to decrease their purchases of our products or stop carrying our products could have a material adverse effect on our results of operations and financial condition.

In 2005, 5.8% of our consolidated net revenue came from Bloomingdale’s, Macy’s and other affiliated stores owned by Federated Department Stores, Inc., including the May Department Stores acquired by Federated as of August 30, 2005, treated as if Federated had owned such stores for the entire year. No other single customer or group of related customers accounted for more than 5% of our net revenue in 2005. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our and our licensees’ products. Also, as we expand the number of our retail stores, we run the risk that our wholesale customers will perceive that we are increasingly competing directly with them, which may lead them to reduce or terminate purchases of our products. In addition, in recent years there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major customers decides to decrease purchases from us, to stop carrying GUESS? products or to carry our products only on terms less favorable to us, our sales and profitability could significantly decrease. This could have a material adverse effect on our results of operations and financial condition.

Since we do not control our licensees’ actions and we depend on our licensees for a substantial portion of our earnings from operations, their conduct could harm our business.

We license to others the rights to produce and market products that are sold with our trademarks. If the quality, focus, image or distribution of our licensed products diminish, consumer acceptance of and demand for the GUESS? brand and products could decline. This could materially and adversely affect our business and results of operations. In 2005, approximately 69.8% of our net royalties were derived from our top five licensed product lines, all of which royalties have been contributed to our subsidiary and pledged to secure the ultimate payment of secured notes issued by another of our wholly owned subsidiaries. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition.

We depend on our intellectual property, and our methods of protecting it may not be adequate.

Our success and competitive position depend significantly upon our trademarks and other proprietary rights. We take steps to establish and protect our trademarks worldwide. Despite any precautions we may take to protect our intellectual property, policing unauthorized use of our intellectual property is difficult, expensive and time consuming, and we may be unable to determine the extent of any unauthorized use. We also place significant value on our trade dress and the overall appearance and image of our products. However, we cannot assure you that we can prevent imitation of our products by others or prevent others from seeking to block sales of GUESS? products for violating their trademarks and proprietary rights. We also cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of GUESS?, that our proprietary rights would be upheld if challenged or that we would, in that event, not be prevented from using our trademarks, any of which could have a material adverse effect on our financial condition and results of operations. Further, we could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property by others; even if we are successful, the costs we incur could have a material adverse effect on us. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States.

If we fail to successfully execute our growth initiatives, including through acquisitions, our business and results of operations could be harmed.

As part of our business growth initiatives, we regularly open new stores in the United States and Canada. We also regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. For instance, we completed the acquisition of our former European jeanswear licensee during 2005 and continued our international expansion by opening new stores outside the U.S., primarily through stores owned by our international licensees and distributors. We plan to continue opening new stores in the U.S. and internationally. This expansion effort places increased demands on our managerial, operational and administrative resources that could prevent or delay the successful opening of new stores, adversely impact the performance of our existing stores and adversely impact our overall results of operations. In addition, acquired businesses may not provide us with increased business opportunities, or result in the growth that we anticipate. Furthermore, integrating acquired operations is a complex, time-consuming and expensive process. Failing to acquire and successfully integrate complementary businesses, or failing to achieve the business synergies or other anticipated benefits of acquisitions, could materially adversely affect our business and results of operations.

We may be unsuccessful in implementing our planned North America retail expansion, which could harm our business and negatively affect our results of operations.

To open and operate new stores successfully, we must:

•       identify desirable locations, the availability of which is out of our control;

•       negotiate acceptable lease terms, including desired tenant improvement allowances;

•       build and equip the new stores;

•       source sufficient levels of inventory to meet the needs of the new stores;

•       hire, train and retain competent store personnel;

•       successfully integrate the new stores into our existing operations; and

•       satisfy the fashion preferences of customers in the new geographic areas.

Any of these challenges could delay our store openings, prevent us from completing our store opening plans or hinder the operations of stores we do open. We cannot be sure that we can successfully complete our planned expansion or that our new stores will be profitable. Such things as unfavorable economic and business conditions and changing consumer preferences could also interfere with our plans to expand.

Much of our business is international and can be disrupted by factors beyond our control.

We have been reducing our reliance on domestic contractors and expanding our use of offshore manufacturers as a cost-effective means to produce our products. During 2005, we sourced a significant majority of our finished products from third-party suppliers located outside the United States and we also continued to increase our purchase of fabrics outside the United States. As part of this process, we have expanded our Hong Kong office to allow us to source directly from overseas factories. In addition, we have been increasing our international sales of product outside of the United States primarily through the significant expansion of our international stores through our licensees and distributors and through our 2005 acquisition of our European jeanswear licensee.

As a result of our increasing international operations, we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors which are beyond our control. Such factors that could harm our results of operations and financial condition include, among other things:

•       political instability or acts of terrorism, which disrupt trade with the countries in which our contractors, suppliers or customers are located;

•       local business practices that do not conform to legal or ethical guidelines;

•       adoption of additional or revised quotas, restrictions or regulations relating to imports or exports;

•       additional or increased customs duties, tariffs, taxes and other charges on imports;

•       significant fluctuations in the value of the dollar against foreign currencies;

•       increased difficulty in protecting our intellectual property rights in foreign jurisdictions;

•       social, legal or economic instability in the foreign markets in which we do business, which could influence our ability to sell our products in these international markets; and

•       restrictions on the transfer of funds between the United States and foreign jurisdictions.

Our imports are limited by textile agreements between the United States and some foreign jurisdictions, including Hong Kong most notably. These agreements impose quotas on the amounts and types of merchandise that may be imported into the United States from these countries. These agreements also allow the United States to limit the importation of categories of merchandise that are not now subject to specified limits. The United States and the countries in which our products are produced or sold may also, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels. In addition, none of our international suppliers or international manufacturers supplies or manufactures our products exclusively. As a result, we compete with other companies for the production capacity of independent manufacturers and import quota capacity. If we were unable to obtain our raw materials and finished apparel from the countries where we wish to purchase them, either because room or space under the necessary quotas was unavailable or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our results of operations and financial condition.

Our two most senior executive officers own a majority of our common stock. Their interests may differ from the interests of our other stockholders.

Maurice and Paul Marciano, our two most senior executive officers, collectively beneficially own the majority of our outstanding shares of common stock. These officers may have different interests than our other stockholders and, accordingly, they may direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as these officers own a majority of our common stock, they will effectively be able to:

•       elect our directors;

•       amend or prevent amendment of our Restated Certificate of Incorporation or Bylaws;

•       effect or prevent a merger, sale of assets or other corporate transaction; and

•       control the outcome of any other matter submitted to our stockholders for vote.

Their stock ownership, together with the anti-takeover effects of certain provisions of applicable Delaware law and our Restated Certificate of Incorporation or Bylaws, may allow them to delay or prevent a change in control that may be favored by our other stockholders, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our common stock price.

Our failure to attract and retain our existing senior management team and other key personnel could adversely affect our business.

Our business requires disciplined execution at all levels of our organization in order to ensure the timely delivery of merchandise in appropriate quantities to our stores and our wholesalers’ stores. This execution requires experienced and talented management in design, production, merchandising and advertising. Our success depends upon the personal efforts and abilities of our senior management, particularly Maurice Marciano and Paul Marciano, and other key personnel. Although we have recently recruited several key executives with relevant industry expertise, the extended loss of the services of one or both of the Marcianos or other key personnel could materially harm our business. Although we are the beneficiary of a $10 million “key man” insurance policy on the life of Paul Marciano, we do not have any other “key man” insurance with respect to either of the Marcianos or other key employees, and any of them may leave us at any time, which could severely disrupt our business and future operating results.

In addition, we announced on February 8, 2006 that our Senior Vice President and Chief Financial Officer, Frederick G. Silny, will be leaving the Company on May 9, 2006. Although we are actively searching for a successor, we may not be able to locate a new Chief Financial Officer prior to Mr. Silny’s departure. We also announced on February 15, 2006 that the staff of the SEC has notified (a so-called

“Wells Notice”) our President and Chief Operating Officer, Carlos Alberini, that it is considering recommending that the SEC commence a civil enforcement action against him in connection with his service at his previous employer, Footstar, Inc. The period of the SEC’s inquiry predates his employment with GUESS? and is not directed to GUESS? or any other member of our management. Although the outcome of this inquiry is uncertain at this time, if Mr. Alberini is required to divert significant time and effort to this matter, or if certain of the remedies that may be sought are ultimately imposed, then his services to our business could be adversely affected or disrupted.

We contributed most of our royalties under many of our trademark license agreements to a financing subsidiary, and these contributed royalties are being used as a primary asset for payment of obligations under our secured notes. If the revenue stream generated by these contributed royalties does not exceed the amounts payable under the notes from time to time, there may not be any royalties for the subsidiary to distribute to us.

In 2003, we contributed the royalties under 15 of our 23 trademark license agreements, including our top five license agreements to a financing subsidiary. These contributed royalties are being used for payment of secured notes until the notes are paid in full. If the revenue stream generated by these contributed royalties does not exceed the amounts payable under the notes from time to time, there may not be any royalties for the subsidiary to distribute to us.

One of our indirect, wholly owned subsidiaries has pledged all of our right, title and interest in a number of our trademarks and license agreements as collateral for the guarantee of the payment of our outstanding secured notes. If the note holders foreclose on the collateral, then we may lose all of our right, title and interest in those trademarks and revenues under those licensing agreements.

In 2003, we contributed all of our right, title and interest in a number of our trademarks and domestic and largest European license agreements to a newly created, wholly owned subsidiary, Guess? IP Holder L.P., or IP Holder. IP Holder contributed all royalties due and to become due under those license agreements to another of our indirect, wholly owned subsidiaries, Guess? Royalty Finance LLC, or Royalty Finance. Royalty Finance then issued $75 million secured notes due 2012, pledging future royalties due under those license agreements, which are its primary assets. IP Holder guaranteed the payment of the notes issued by Royalty Finance and pledged a number of our trademarks and license agreements as collateral for payment of its guarantee of the notes. IP Holder also granted a security interest in those trademarks and licensing agreements for the performance of its obligations to contribute the royalties on the license agreements to Royalty Finance. If the note holders seek to collect from IP Holder as guarantor of the notes and IP Holder cannot meet the obligations under the notes, then the note holders may foreclose on those trademarks and license agreements. Also, if IP Holder does not contribute future royalties under the licensing agreements to Royalty Finance, then Royalty Finance may foreclose on the those trademarks and license agreements. In either of these situations, the note holders would have a first priority interest in a number of our trademarks and domestic and largest European license agreements, and we would not receive any proceeds from these assets until the note holders have been paid in full.

If certain events happen, we could lose our role as “servicer” of the trademarks and license agreements pledged by one of our wholly owned subsidiaries as collateral for its guarantee of the payment of the secured notes of another wholly owned subsidiary. If another party is appointed “servicer”, that party could issue new licenses or modify existing licenses in a manner that negatively impacts our overall brand performance and ultimately results in a decline in value of all our trademarks.

When we transferred all our right, title and interest in a number of our trademarks and domestic and largest European license agreements to one of our wholly owned subsidiaries and that subsidiary pledged those trademarks and license agreements as collateral for the guarantee of the payment of secured notes issued by another of our wholly owned subsidiaries, we were appointed as servicer of the trademarks and license agreements. If certain events happen, such as the bankruptcy of Guess?, Inc. or the underperformance of these licenses producing royalties at a rate below specified trigger levels, we may be terminated as servicer of those trademarks and license agreements. A new servicer could be appointed and that servicer would have the authority to issue new license agreements and modify existing license agreements, with the likely goal of improving short-term cash flow and repaying the secured notes. In order to accomplish this goal, the new servicer may sacrifice the long-term value of the trademarks by, among other things, approving new distribution channels of our products that we currently do not use (such as mass market retailers) and reducing some of the quality requirements of the products our licensees sell. These actions could impact our overall brand performance and could ultimately result in a decline in value of all our trademarks.

Fluctuations in our quarterly results of operations, comparable store sales, sales per square foot, wholesale operations or royalty net revenue or other factors could have a material adverse effect on our results of operations and financial condition.

Our quarterly results of operations for our individual stores, our wholesale operations and our royalty net revenue have fluctuated in the past and can be expected to fluctuate in the future. Further, if our retail store expansion plans, both domestically and internationally, fail to meet our expected results, our overhead and other related expansion costs would increase without an offsetting increase in sales and net revenue. This could have a material adverse effect on our results of operations and financial condition.

Our net revenue and operating results are typically lower in the second quarter of our fiscal year due to general seasonal trends in the apparel and retail industries. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•       shifts in consumer tastes and fashion trends;

•       the timing of new store openings and the relative proportion of new stores to mature stores;

•       calendar shifts of holiday or seasonal periods;

•       changes in our merchandise mix;

•       the timing of promotional events;

•       actions by competitors;

•       weather conditions;

•       changes in style;

•       changes in the business environment;

•       population trends;

•       changes in patterns of commerce such as the expansion of electronic commerce; and

•       the level of pre-operating expenses associated with new stores.

An unfavorable change in any of the above factors could have a material adverse effect on our results of operations and financial condition.

Violation of labor laws and practices by us or our licensees, contractors or suppliers could harm our business.

We promote and follow applicable legal and ethical business practices through our internal and vendor operating guidelines. However, we do not control our licensees’, contractors’ or suppliers’ labor practices. The violation of labor or other laws by us or any of our licensees, contractors or suppliers, or divergence of a licensee’s, contractor’s or supplier’s labor practices from those generally accepted as ethical in the United States, could harm the value of our trademarks and the quality of our products.

We rely on third parties and our own personnel for upgrading and maintaining our management information and accounting systems. If these parties do not perform these functions appropriately, our business could be disrupted.

The efficient operation of our business is very dependent on our information and accounting systems. In particular, we rely heavily on the automated sortation system used in our distribution center and the merchandise management system used to track sales and inventory. We depend on our vendors to maintain and periodically upgrade these systems for the continued ability of these systems to support our business as we expand. The software programs supporting our automated sorting equipment and processing our inventory management information were licensed to us by independent software developers. The inability of these developers to continue to maintain and upgrade our software programs could result in incorrect information being supplied to management, inefficient ordering and replenishment of products and disruption of our operations if we are unable to convert to alternate systems in an efficient and timely manner.

ITEM 1B.   Unresolved Staff Comments.

None.

ITEM 2.   Properties.

Certain information concerning our principal facilities, all of which are leased at December 31, 2005, is set forth below:

Location	Use	Approximate Area in Square Feet
1444 South Alameda Street Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, distribution and warehouse facilities, production control, and sourcing used by our Wholesale and Retail segments, and our Corporate groups	355,000
144 S. Beverly Drive Beverly Hills, California	Administrative offices	1,200
1610 Freeport Drive Louisville, Kentucky	Distribution and warehousing facility used by our Wholesale and Retail segments	506,000
1385 Broadway New York, New York	Administrative offices, public relations, and showrooms used by our Wholesale and Retail segments	36,000
Montreal/Toronto, Canada	Administrative offices, showrooms and warehouse facilities used by our Wholesale and Retail segments	114,000
Kowloon, Hong Kong	Sourcing, distribution and licensing coordination facilities	12,300
Florence/Milan, Italy	Administrative office and showrooms used by our European segment	145,500

Our corporate, wholesale and retail headquarters and certain production and warehousing facilities are located in Los Angeles, California and in Beverly Hills, California, consisting of five buildings totaling approximately 356,200 square feet. All of these properties are leased by us, and certain of these facilities are leased from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the “Principal Stockholders”), Armand Marciano, their brother and former executive of the Company, and their families pursuant to leases that expire in February 2007 and July 2008. The total lease payments to these limited partnerships are approximately $0.2 million per month with aggregate minimum lease commitments to these partnerships at December 31, 2005, totaling approximately $7.3 million.

During the first quarter of 2005, the Company, through a wholly-owned Canadian subsidiary, began leasing a warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with Maurice Marciano and Paul Marciano. The lease expires in December 2014. The monthly lease payment is $44,000 Canadian with aggregate minimum lease commitments through the term of the lease totaling approximately $4.8 million Canadian at December 31, 2005.

See Note 11 to the Consolidated Financial Statements for further information regarding related party transactions.

Through early 2000, distribution of our products in the U.S. was centralized in our Los Angeles, California facility. In 2000, we leased an automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles as our primary distribution center. Our Canadian business operates a distribution facility located in Montreal, Canada. Our European business utilizes a distribution center in Florence, Italy owned by an affiliate of the former 90% owner of our wholly-owned subsidiary, Maco, and services Europe. We are currently in the process of transferring our European distribution to a new independent distributor. Additionally, we utilize a contract warehouse in Hong Kong that services the Pacific Rim.

We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through May 2017. These facilities are located principally in the U.S., with aggregate minimum lease commitments, at December 31, 2005, totaling approximately $450.4 million. In addition, in 2005 we leased a new headquarters building in Florence, Italy for our European operations under a capital lease agreement totaling approximately $16.0 million, with subsequent build-outs to be completed in 2006. We anticipate occupying the facility in mid-2006.

The current terms of our store leases, excluding renewal options, expire as follows:

	Number of Stores
Years Lease Terms Expire	North America	Europe
2006-2008	69	4
2009-2011	114	8
2012-2014	61	4
2015-2016	70	—
Thereafter	1	—
	315	16

We believe our existing facilities are well maintained, in good operating condition and are adequate to  support our present level of operations. See Notes 11 and 12 to the Consolidated Financial Statements for further information regarding current lease obligations.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since August 8, 1996, the Company’s common stock has been listed on the New York Stock Exchange under the symbol ‘GES.’ The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s Common Stock, as reported on the New York Stock Exchange Composite Tape:

	High	Low
Year ended December 31, 2005
First Quarter 2005	$15.78	$11.98
Second Quarter 2005	17.56	13.00
Third Quarter 2005	24.99	17.17
Fourth Quarter 2005	36.90	20.75
Year ended December 31, 2004
First Quarter 2004	$17.62	$11.17
Second Quarter 2004	19.40	13.90
Third Quarter 2004	18.03	14.38
Fourth Quarter 2004	17.99	11.71

On March 6, 2006, the closing sales price per share of the Company’s common stock, as reported on the New York Stock Exchange Composite Tape, was $36.20. On March 6, 2006, there were 225 holders of record of the Company’s common stock.

Dividend Policy

We intend to use our cash flow from operations in 2006 primarily to fund principal payments, expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure and operations. Any future determination as to the payment of dividends will be at the discretion of the Company’s Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The agreement governing our revolving Credit Facility restricts the payment of dividends by the Company. Since our initial public offering on August 8, 1996, we have not declared any dividends on our common stock.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of operations data:
Net revenue	$936,092	$729,262	$636,585	$583,139	$677,620
Earnings (loss) from operations	101,810	55,482	20,600	(8,526)	23,829
Income taxes (benefit)	38,882	21,147	5,500	(5,550)	4,500
Net earnings (loss)	58,813	29,566	7,286	(11,282)	6,242
Earnings (loss) per share:
Basic	$1.33	$0.67	$0.17	$(0.26)	$0.14
Diluted	$1.31	$0.66	$0.17	$(0.26)	$0.14
Weighted number of shares outstanding—basic	44,387	44,010	43,279	43,392	43,656
Weighted number of shares outstanding—diluted	45,059	44,544	43,558	43,392	43,958

	December 31,
	2005	2004	2003	2002	2001
Balance sheet data:
Working capital(1)	$193,551	$138,224	$99,769	$21,426	$95,263
Total assets	633,374	424,304	362,765	349,532	362,463
Notes payable and long-term debt, excluding current installments	40,054	41,396	54,161	1,480	80,119
Stockholders’ equity	288,293	220,577	182,782	166,280	177,924

(1)          Working capital at December 31, 2002, reflects the $79.6 million of 9 1/2% Senior Subordinated Notes due 2003 as current debt and therefore a reduction in working capital.

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary

We derive our net revenue from the sale of GUESS? men’s and women’s apparel, MARCIANO women’s apparel and our licensees’ products through our network of retail and factory outlet stores primarily in the United States, Canada and Europe, from the sale of GUESS? men’s and women’s apparel worldwide to wholesale customers and distributors, from net royalties from worldwide licensing activities, from the sale of GUESS? apparel through the wholesale channels of our 100% owned Canadian subsidiary, GUESS? Canada Corporation (“GUESS Canada”), our 100% owned Italian subsidiaries, GUESS? Italia, S.r.l. and Maco Apparel, S.p.A., and from the sale of GUESS? and MARCIANO apparel and our licensee products through our on-line stores at www.guess.com, www.guessfactory.com and www.marciano.com.

The business segments of the Company are retail, wholesale, European and licensing. Information relating to these segments is summarized in Note 15 to the Consolidated Financial Statements. In the first quarter of 2005, the Company revised its segment reporting to include its aggregate European operations as a separate segment. This change was made as a result of the significant European acquisition made in 2005. The Company believes this segment reporting better reflects how its four business segments—retail, wholesale, European and licensing—are managed and each segment’s performance is evaluated. The European segment includes both wholesale and retail operations in Europe. The retail segment includes the Company’s retail operations in North America. The wholesale segment includes the wholesale operations in North America and internationally, excluding Europe. The licensing segment includes the worldwide licensing operations of the Company. The business segments results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal. All amounts for 2004 and 2003 have been revised to conform to the 2005 presentation.

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

Executive Summary

The Company continued to see improvement in its business which resulted in a solid financial performance for the fiscal year. The Company benefited from the impact of the European acquisition, comparable store sales growth, retail store expansion, and an improved product mix with a strong accessories presence. These improvements resulted in a 28.4% increase in net revenues to $936.1 million in 2005 from $729.3 million in 2004. Overall, the Company improved gross margins by 310 basis points in 2005. The growth in the overall gross margin was due to the increased volume of sales in the high margin European business for the year ended December 31, 2005, improved leverage of store occupancy and higher product profitability, partially offset by a lower proportion of licensing revenue as a percentage of the overall revenue. The factors listed above, combined with a slightly lower SG&A rate, drove a 98.9% increase in profitability in 2005 with net earnings of $58.8 million, or diluted earnings of $1.31 per share, compared with net earnings of $29.6 million, or diluted earnings of $0.66 per share, in 2004.

The Company continued to significantly improve its financial strength as shown in its balance sheet. We ended the year with $174.3 million in cash and restricted cash versus $109.7 million a year ago. During 2005 we successfully renegotiated license agreements for certain product categories including watches, handbags and eyewear. The renewal terms call for certain fixed, cash rights payments which are over-and-above our normal, ongoing royalty payments. In 2005 we received $42.7 million related to the watch, handbag and eyewear agreements, most of which was collected in the third quarter. In addition, the watch, handbag and eyewear agreements provide for future payments of $50.0 million to be collected between now and 2012, of which $35.0 million is scheduled for 2012. At December 31, 2005, cash and restricted cash exceeded outstanding debt by $100.0 million, a $45.2 million improvement from the 2004 year end, after taking into account the additional debt arising from the acquisition of our European licensee in early 2005. Debt at year end totaled $74.3 million compared to $54.8 million at December 31, 2004, with our European debt increasing by $31.9 million and our domestic debt declining by $12.4 million. Since the end of the first quarter of 2005, we have paid down debt in Europe in the amount of $24.2 million. Accounts receivable increased by $27.8 million from 2004, of which $26.8 million was attributable to the growth of our European business primarily due to the acquisition discussed above. Of the total amount of receivables in Europe, approximately 25% is insured for collection purposes. Inventory at the end of 2005 was $122.0 million compared to $82.3 million at the end of 2004, an increase of $39.7 million. About 70% of this change was attributable to our European business where inventories increased by $28.2 million.

Our retail segment, including full-priced retail, factory outlet, Canada, and E-commerce, generated net sales of $612.9 million during 2005, an increase of 18.1%, from $518.9 million in the prior year. This growth was driven by a comparable store sales increase of 9.2% and a larger store base, which represented an 8.2% increase in average square footage as compared to 2004. The growth in net revenue reflects the successful product assortment achieved in 2005 across our accessories, MARCIANO, women’s and men’s lines of business. Earnings from operations increased by $17.5 million to $65.3 million in 2005 compared to $47.8 million in 2004. This increase was primarily driven by higher sales volumes and improved gross profit especially due to occupancy leverage, partially offset by higher SG&A expenses.

We have been testing our two new stand-alone store concepts, MARCIANO and Guess Accessories, and we believe that over time these concepts can grow to become significant chains in North America. The MARCIANO brand, our contemporary line that commands higher price points, is available in approximately 110 of our full-price retail stores in the U.S. and Canada. We opened nine Marciano stores and six Accessories stores and closed one Accessories store in 2005. In 2006, as we did in 2005, we will increase the number of stores in these concepts in key locations in the U.S. and Canada, and around the world, while we continue to refine their product assortment and streamline store execution to maximize their potential.

We ended the year with a total of 315 stores in North America, including those in Canada, of which 191 were full priced retail, 99 were factory outlet stores, and 25 were new concept stores. At year end, we had 14 Marciano stores and 11 Guess Accessories stores. This compares to 287 stores a year ago.

While we continue to see the wholesale operations in North America becoming a smaller proportion of our overall business as our European and retail businesses expand,  we have seen some improvements in the domestic wholesale gross margin and SG&A rates. In addition, we have experienced sales growth in our non-European, international wholesale operations. The wholesale segment revenues for 2005 increased 0.6% to $121.1 million from $120.4 million in 2004 driven by non-European, international wholesale revenue growth of $5.4 million. This growth was mostly offset by the impact of lower domestic off-price sales in 2005. Our products were sold domestically in approximately 965 doors at the end of 2005 compared with approximately 930 doors at the end of 2004. The merger of Federated and May Company will result in a loss of doors in 2006. In 2005, our North American wholesale operations accounted for 9.0% of our total net revenues, down from 12.3% in 2004. Earnings from operations for the wholesale segment improved by $12.8 million, driven by lower SG&A expenses and improved gross margins due to less off-priced sales.

In January 2005, we completed the acquisition of our European jeanswear licensee. See Note 10 to the Consolidated Financial Statements. Net revenue in our European segment for 2005 increased $111.0 million to $153.8 million from $42.8 million in 2004. Earnings from operations from our European segment increased to $28.1 million in 2005 from $7.7 million in 2004. For both net revenue and earnings from operations, the increase reflects the results of the acquired jeanswear licensee and the growth of our accessories business in Europe.

Our licensing business performed well in 2005, and grew year-over-year despite the loss of licensing revenue from our European licensee that we acquired in January 2005. Overall, licensing revenues increased by $1.1 million to $48.3 million in 2005 compared to $47.2 million in 2004 while licensing operating earnings remained flat at $37.8 million. The growth was primarily driven by the strength of our eyewear, handbag and watch licensees, partially offset by the loss of royalty income from our European jeanswear licensee. Licensing income from the acquired business totaled $5.9 million in 2004. We had 21 licensees at the end of both 2005 and 2004.

Internationally, outside of North America, we also ended the year with 315 stores of which 264 were Guess and Guess by Marciano retail stores and 51 were Guess Accessories stores. Of the 315 stores, 16 were operated by Guess and 299 were operated by our licensees or distributors.

Application of Critical Accounting Policies

The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an ongoing basis including those related to the valuation of inventories, accounts receivable allowances, the useful life of assets for depreciation, restructuring expense and accruals, evaluation of impairment, recoverability of deferred taxes, workers compensation accrual and evaluation of net recoverable amounts and accruals for the sublet of certain lease obligations. The Company believes that the following significant accounting policies involve a higher degree of judgment and complexity. In addition to the accounting policies mentioned below, see Note 1 to the Consolidated Financial Statements for other significant accounting policies.

Accounts receivable reserves:

In the normal course of business, the Company grants credit directly to certain wholesale customers, after a credit analysis based on financial and other criteria and generally requires no collateral. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collections trends and an evaluation of the impact of current economic conditions.

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

Valuation of goodwill, intangible and other long-lived assets:

The Company assesses the impairment of its goodwill and long-lived assets (i.e., intangible assets and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate income from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the assets (other than goodwill) are assessed to be recoverable, they are depreciated or amortized over the periods benefited. If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of those assets. Fair value is determined based upon the discounted cash flows derived from the underlying asset. See Note 1 of the Consolidated Financial Statements for further discussion.

Litigation reserves:

Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. As additional information becomes available, the Company assesses the potential liability related to pending litigation and revises estimates as appropriate. Such revisions in estimates of the potential liability could materially impact the Company’s results of operations and financial position.

Results of Operations

The following table sets forth actual operating results for the 2005, 2004 and 2003 fiscal years as a percentage of net revenue:

	Year Ended December 31,
	2005	2004	2003
Product sales	94.8%	93.5%	93.8%
Net royalties	5.2	6.5	6.2
Total net revenue	100.0	100.0	100.0
Cost of product sales	59.3	62.4	65.4
Gross profit	40.7	37.6	34.6
Selling, general and administrative expenses	29.8	30.0	31.0
Restructuring, impairment and severance charges	—	—	0.4
Earnings from operations	10.9	7.6	3.2
Interest expense	0.7	0.7	1.2
Interest income	(0.2)	(0.1)	—
Earnings before income taxes	10.4	7.0	2.0
Income taxes	4.1	2.9	0.9
Net earnings	6.3%	4.1%	1.1%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Net revenue.   Net revenue increased $206.8 million or 28.4% to $936.1 million for the year ended December 31, 2005, from $729.3 million for the year ended December 31, 2004. The increase was driven by improvements in all of our segments, but was primarily attributable to sales growth in the retail and European segments which included the impact of the acquisition of our European jeanswear licensee.

Net revenue from retail operations increased $94.0 million, or 18.1%, to $612.9 million for the year ended December 31, 2005, from $518.9 million for the year ended December 31, 2004. The increase was driven by a comparable store sales increase of 9.2% which accounted for $39.4 million of the increase and a $54.6 million increase due to an average of 30 net new stores during 2005 with an 8.2% increase in average square footage as compared to last year. The most significant comparable store sales percentage increases were in our Canadian retail stores. Currency fluctuations had a positive impact on our overall Canadian results, accounting for $7.7 million of the increase in net revenue.

Net revenue from wholesale operations increased $0.7 million to $121.1 million for the year ended December 31, 2005, from $120.4 million for the year ended December 31, 2004. The increase was driven by growth in non-European, international wholesale sales, offset by a decline in U.S. wholesale sales. U.S. wholesale net revenue decreased $4.7 million, or 5.3%, to $84.7 million in 2005 from $89.4 million in 2004, primarily due to reduced off-price sales in 2005, partially offset by increases in regular-priced sales. Our products were sold domestically in approximately 965 doors at the end of 2005 compared with approximately 930 doors at the end of 2004. Non-European, international wholesale net revenues increased $5.4 million, or 17.4%, to $36.4 million in 2005 from $31.0 million in 2004 primarily as a result of improved sales in Asia and Canada.

Net revenue from European operations increased $111.0 million to $153.8 million for the year ended December 31, 2005, from $42.8 million for the year ended December 31, 2004. The increase reflected the impact of the acquired jeanswear licensee and significant growth from the accessories business in Europe. Revenues from our acquired European jeanswear business, including the acquired retail stores, totaled $84.4 million. Currency fluctuations accounted for $1.2 million of the increase in net revenue.

Net royalties from licensing operations increased by $1.1 million, or 2.3%, to $48.3 million for the year ended December 31, 2005, from $47.2 million for the year ended December 31, 2004. This growth was driven primarily by the strength of our eyewear, handbag and watch lines of business, partially offset by the acquisition of our European jeanswear licensee in January 2005, since the revenues of the acquired business are now classified as revenues for the European segment. Licensing income included in the licensing operations segment from our acquired European jeanswear licensee for the year ended December 31, 2004 totaled $5.9 million. The number of licensees has remained consistent in 2005 as compared to 2004.

Gross profit.   Gross profit increased $106.9 million or 39.0% to $380.9 million for the year ended December 31, 2005, from $274.0 million for the year ended December 31, 2004. The increase in gross profit primarily resulted from growth in our European operations driven by the acquisition of the European jeanswear licensee and increased sales and improved margins in our retail segment. Gross profit for our European operations increased $57.3 million to $79.2 million primarily due to higher sales. The European acquisition accounted for approximately $40.6 million of the increase. Gross profit for the retail segment increased $45.1 million, or 26.8%, to $213.8 million primarily due to higher sales. Gross profit for the wholesale segment increased $3.3 million, or 9.2%, to $39.6 million as a result of a lower proportion of off-price product sales in the U.S. and increased sales in Canada and Asia.

Gross margin (gross profit as a percentage of total net revenue) improved to 40.7% for the year ended December 31, 2005, from 37.6% for the year ended December 31, 2004. Gross margin from product sales increased to 37.5% for the year ended December 31, 2005, from 33.2% for the year ended December 31, 2004. The growth in the overall gross margin was due to the increased volume of sales in the high margin European business for the year ended December 31, 2005, improved leverage of store occupancy and higher product profitability, partially offset by a lower proportion of licensing revenue as a percentage of the overall revenue.

The Company’s gross margins may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude a portion of them related to the wholesale segment’s distribution costs from gross margin, including them instead in selling, general and administrative expenses.

Selling, general and administrative expenses.   Selling, general and administrative (“SG&A”) expenses increased $60.6 million, or 27.7%, to $279.1 million for the year ended December 31, 2005, from $218.5 million, for the year ended December 31, 2004. SG&A expenses in our European operations increased by $37.0 million for the year ended December 31, 2005 to $51.1 million from $14.1 million for the year ended December 31, 2004, primarily due to our recent acquisition. The remaining increase of $23.6 million was primarily due to a $10.6 million increase representing the cost of operating an average of 30 net new stores, a $4.1 million increase in store selling expenses resulting from higher sales and an $8.5 million increase in accrued bonus, including $4.6 million of performance-based compensation related to our licensing segment. As a percentage of net revenue, SG&A expenses decreased to 29.8% in 2005 from 30.0% in 2004.

This lower rate reflects lower expenses in the wholesale business and lower advertising costs, partially offset by increased costs incurred to develop our infrastructure in Europe and domestically in the retail segment, and a higher performance-based compensation bonus expense in the licensing segment.

Earnings from operations.   Earnings from operations increased $46.3 million to $101.8 million for the year ended December 31, 2005 from $55.5 million for the year ended December 31, 2004. The retail segment generated earnings from operations of $65.3 million in 2005 versus earnings from operations of $47.8 million in 2004 with higher sales and gross profit partially offset by an increase in store selling and other costs. The wholesale segment improved its earnings from operations to $7.3 million in 2005 from a loss of $5.5 million in 2004. The improvement in earnings from operations for the wholesale segment is principally due to lower operating expenses in that segment and improved gross margin performance in our domestic wholesale business based on reduced sales of excess product in the off-price channel. The European segment increased its earnings from operations to $28.1 million in 2005 from $7.7 million in 2004 primarily due to our recent European acquisition and improved performance of our accessories business in Europe. Earnings from our newly acquired jeanswear business totaled $11.9 million for the year ended December 31, 2005. Earnings from operations for the licensing segment remained flat at $37.8 million in 2005 from $37.7 million in 2004 due to increased royalty income and lower advertising and design costs, offset by both the loss of licensing revenue from our acquired European operations and a $4.6 million performance based compensation expense related to the performance and contributions of the licensing business to the Company’s operations. There was no corresponding performance based expense in the comparable prior year period. The cost of unallocated corporate overhead increased to $36.7 million in 2005 from $32.2 million in 2004 mainly due to higher compensation costs.

Interest expense and interest income.   Interest expense increased 19.2% to $6.7 million for the year ended December 31, 2005 from $5.7 million for the year ended December 31, 2004. Total debt at December 31, 2005 was $74.3 million, which included $40.7 million of the Company’s 6.75% Secured Notes due 2012 and approximately $33.6 million of bank debt, primarily from our European operations. On a comparable basis, the average debt balance for the year ended December 31, 2005 was $91.1 million, with an average effective interest rate of 7.3%, versus an average debt balance of $63.5 million, with an average effective interest rate of 8.9%, for the year ended December 31, 2004. Interest income increased to $2.6 million in 2005 from $0.6 million in 2004 due to higher average invested cash balances and higher interest rates on this invested cash.

Income taxes.   Income tax for the year ended December 31, 2005 was $38.9 million, or a 39.8% effective tax rate, compared to the income tax of $21.1 million, or a 41.7% effective tax rate, for the year ended December 31, 2004. The change in the effective tax rate was due to the consequential lower impact of permanent tax differences as a result of increased earnings in 2005 and other adjustments compared to the prior year.

Net earnings.   Net earnings increased by $29.2 million to $58.8 million for the year ended December 31, 2005, from earnings of $29.6 million for the year ended December 31, 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

Net revenue.   Net revenue increased $92.7 million or 14.6% to $729.3 million for the year ended December 31, 2004, from $636.6 million for the year ended December 31, 2003. The increase was primarily attributable to sales growth in the retail segment.

Net revenue from retail operations increased $71.2 million, or 15.9%, to $518.9 million for the year ended December 31, 2004, from $447.7 million for the year ended December 31, 2003. The increase was driven by a comparable store sales increase of 9.9% which accounted for $42.4 million of the increase and a $28.8 million increase due to an average of 14 net new stores during 2004 with a 6.1% increase in average square footage as compared to last year. The most significant comparable store sales increases were in our

Canadian retail stores. Currency fluctuations had a positive impact on our Canadian results. Currency fluctuations accounted for $4.6 million of the increase in net revenue.

Net revenue from wholesale operations decreased $3.8 million or 3.1% to $120.4 million for the year ended December 31, 2004, from $124.2 million for the year ended December 31, 2003. The decrease was attributable to a decrease in domestic wholesale revenue of $6.1 million, or 6.4%, to $89.4 million in 2004 from $95.5 million in 2003, reflecting lower shipments to our domestic wholesale customers, partially offset by an increase in non-European, international wholesale revenue of $2.3 million, or 8.1%, to $31.0 million in 2004 from $28.7 million in 2003. Currency fluctuations accounted for $1.2 million of the increase in net revenue.

Net revenue from European operations increased $17.9 million or 71.9% to $42.8 million for the year ended December 31, 2004, from $24.9 million for the year ended December 31, 2003. The increase was driven by strong performance in handbags in Europe. Currency fluctuations accounted for $4.5 million of the increase in net revenue.

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

Gross profit.   Gross profit increased $53.9 million or 24.5% to $274.0 million for the year ended December 31, 2004, from $220.1 million for the year ended December 31, 2003. The increase is attributable to improved margins in our retail, wholesale and European segments and higher licensing revenues. Gross profit for the retail segment increased $28.4 million, or 20.2%, to $168.7 million in 2004 from $140.3 million in 2003 due to the increase in comparable store sales and additional sales from the new stores in 2004. Gross profit for the wholesale segment increased $7.4 million, or 25.7%, to $36.2 million in 2004. The increase in gross profit for wholesale in 2004 was attributable to higher initial margins and improved profitability on off-price sales. Gross profit for the European segment increased $10.7 million, or 95.5%, to $21.9 million in 2004 from $11.2 million in 2003 due primarily to the higher sales.

Gross margin (gross profit as a percentage of total net revenue) improved to 37.6% for the year ended December 31, 2004, from 34.6% for the year ended December 31, 2003. Gross margin from product sales increased to 33.2% for the year ended December 31, 2004, from 30.2% for the year ended December 31, 2003. All of our retail, wholesale, European and licensing segments contributed to the gross margin improvement. The higher gross margin in the retail segment represented better leverage of store occupancy costs due to comparable store sales increases. The gross margin improvement in the wholesale segment was primarily due to improved performance of product sales in the off-price market related to the domestic wholesale business. The gross margin improvement in the European segment was due to improved sales and a higher overall margin.

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

The higher SG&A expenses resulted from a $5.3 million increase in advertising expenses and an $11.4 million increase in store selling expense. The higher store selling is attributable to the operation of an average of 14 net new stores accounting for $5.9 million of the increase, and a $5.5 million increase related to comparable store sales growth. SG&A expenses for the European segment also increased $5.9 million reflecting the significant growth in that business during 2004. The improvement in the SG&A rate as a percent of net revenues reflected improved expense leverage on higher comparable store sales.

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

Earnings from operations.   Earnings from operations increased $34.9 million to $55.5 million in 2004 from $20.6 million in 2003. The 2003 results included restructuring, impairment and severance charges of $2.4 million. The retail segment generated earnings from operations of $47.8 million in 2004 compared to earnings from operations of $32.4 million in 2003. The increase in retail segment earnings from operations was primarily attributable to a 9.9% increase in comparable store sales for 2004 partially offset by $11.4 million in higher costs related to operating an average of 14 net new stores and the comparable store sales growth. The loss from operations for the wholesale segment was $5.5 million in 2004 compared to a loss from operations of $12.0 million in 2003. The improved operating performance in the wholesale segment was principally due to a $7.4 million increase in wholesale gross margin attributable to higher initial margins and a decreased loss on off-price sales. Earnings from operations for the European segment increased to $7.7 million in 2004, from $3.0 million in 2003 due primarily to the improved sales. Earnings from operations for the licensing operating segment increased to $37.7 million in 2004, from $32.3 million in 2003 due primarily to the improved performance of our domestic accessories licensees. The cost of unallocated corporate overhead declined to $32.2 million in 2004 from $35.1 million in 2003 due to continued cost savings initiatives.

Interest expense.   Interest expense decreased $2.3 million or 29.1% to $5.7 million for the year ended December 31, 2004, from $8.0 million for the year ended December 31, 2003, reflecting lower effective interest rates and a lower average debt balance during the year. Total debt at December 31, 2004 was $54.8 million, which included $54.2 million of the Company’s 6.75% Secured Notes due 2012. On a comparable basis, the average debt balance for the year ended December 31, 2004 was $63.5 million, with an average effective interest rate of 8.9%, versus an average debt balance of $83.4 million, with an average effective interest rate of 9.6%, for the year ended December 31, 2003.

Income taxes.   Income tax for the year ended December 31, 2004 was $21.1 million, or a 41.7% effective tax rate, compared to the income tax of $5.5 million, or a 43.0% effective tax rate, for the year ended December 31, 2003. The change in the effective tax rate was due to the consequential lower impact of permanent tax differences as a result of increased earnings in 2004 and other adjustments compared to the prior year.

Net earnings.   Net earnings increased by $22.3 million to $29.6 million for the year ended December 31, 2004, from earnings of $7.3 million for the year ended December 31, 2003.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at December 31, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

	Payments due by period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$74,286	$34,232	$29,324	$10,730	$—
Capital Lease Obligations	16,373	980	3,358	3,358	8,677
Operating Lease Obligations	450,439	73,892	133,904	106,885	135,758
Purchase Obligations	73,184	73,184	—	—	—
Other Long-Term Liabilities	5,261	2,717	1,581	963	—
Total	$619,543	$185,005	$168,167	$121,936	$144,435

Our need for liquidity will primarily arise from the funding of principal payments, expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure and operations. We have historically financed our operations primarily from internally generated funds and borrowings under our Credit Facility (defined below). Please see “Item 1A. Risk Factors” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

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

For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company’s financial performance as measured by a cash flow test. This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Monthly commitment fees for unused borrowings up to $60 million under the Credit Facility are 37.5 basis points per annum. The Credit Facility requires the Company to maintain a minimum tangible net worth, as defined, if excess availability under the Credit Facility is less than $20 million. The agreement also restricts the payment of dividends by the Company, the incurrence of certain indebtedness and certain loans, and investments other than capital expenditures. The Credit Facility may be withdrawn at the discretion of the lenders at any time that an event of default, as defined in the Credit Facility, exists or has occurred and is continuing following cure provisions in certain cases.

On December 30, 2004, the Company and certain of its affiliates entered into an amendment to the Credit Facility. The amendment, among other things, (i) increased to $55 million the aggregate amount of letters of credit that may be outstanding under the loan agreement, and limited the amount of letters of credit that may be issued in currencies other than U.S. dollars to $35 million, (ii) permitted the acquisition by the Company and its affiliates of the remaining shares of capital stock not then owned by the Company and its affiliates of Maco Apparel S.p.A., a former licensee of the Company, and (iii) permitted the guarantee of certain indebtedness by the Company and its affiliates in connection with the acquisition. The documents covering the Canadian portion of the Credit Facility were also amended to permit the actions described in clauses (ii) and (iii) above. At December 31, 2005, the Company had $1.7 million in outstanding borrowings under the Credit Facility, $10.8 million in outstanding standby letters of credit,

$15.3 million in outstanding documentary letters of credit, and approximately $37.3 million available for future borrowings.

On April 28, 2003, Guess? Royalty Finance LLC, an indirect wholly-owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (“Secured Notes”). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements. The Secured Notes obligate the Issuer to pay interest and amortize principal quarterly. Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), an indirect wholly owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company. The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000. At December 31, 2005, the Company had approximately $2.8 million of restricted cash related to the interest reserve. The net proceeds, after interest reserve and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the Company’s then outstanding 9½% Senior Subordinated Notes due August 2003. The Company redeemed the 9½% Senior Subordinated Notes on May 27, 2003. At December 31, 2005, the Company had $40.7 million outstanding under the Secured Notes, of which $27.8 million is classified as long term debt.

The Company’s European operation maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy. Under these agreements, the Company can borrow up to $65.7 million with annual interest rates ranging from 3.0% to 4.5%. At December 31, 2005, the Company had $15.6 million of borrowings outstanding under these agreements with a weighted average annual interest rate of 3.7%. These agreements are denominated in Euros, have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by an $8.3 million standby letter of credit issued under the Company’s Credit Facility. Most of the agreements have no stated maturities. For those agreements with stated maturities, $0.7 million matures before April 30, 2006.

The Company’s European operation had term loans with four banks totaling $16.3 million at December 31, 2005 with a weighted average annual interest rate of 4.1% for the year ended December 31, 2005. Of this amount, $12.3 million is classified as long term debt. Three of these loans are unsecured and have no financial ratio covenants. Their interest rates vary by bank but are either the Euribor six-month rate plus 1.5% or the Euribor three-month rate plus 1.5%. Depending on the bank, these three loans mature between April 2008 and January 2010 and require principal and interest payments monthly, quarterly or semi-annually. The fourth term loan requires principal and accrued interest to be paid semi-annually beginning in January 2006 and ending in July 2010, provides for interest at the Euribor six-month rate plus 1.35% and contains certain financial ratio covenants. All four term loans are denominated in Euros.

During the fiscal year 2005, the Company relied on trade credit along with available cash and borrowings under the Credit Facility, European bank facilities, real estate leases, and internally generated funds to finance its operations and expansion. Net cash provided by operating activities was $144.2 million for the year ended December 31, 2005, compared to $81.6 million of net cash provided by operating activities for the year ended December 31, 2004, or an increase of $62.6 million.

The $62.6 million increase in cash provided by operating activities over the prior year period was primarily due to a $62.4 million net favorable change in operating assets and liabilities in the year ended December 31, 2005 versus the same 2004 period. The primary source of cash from operating activities for the year ended December 31, 2005 related to the fixed royalty payments totaling $42.7 million received in connection with certain renegotiated license agreements, increased accounts payable and accrued expenses and collection of accounts receivable in Europe subsequent to the acquisition of our European jeanswear licensee. The main use of cash during the year ended December 31, 2005 was to support increased inventories both in North America and in Europe. At December 31, 2005, the Company had working capital of $193.6 million compared to $138.2 million at December 31, 2004.

Capital expenditures totaled $48.8 million, excluding lease incentives of $5.7 million, for the year ended December 31, 2005. This compares to $34.8 million, excluding lease incentives of $7.5 million, for the same 2004 period. The Company’s capital expenditures in North America for 2006 are planned at approximately $60.0 million, excluding estimated lease incentives of approximately $7.0 million, primarily for retail store expansion of approximately 38 stores, significant store remodeling programs, investments in information systems and enhancements in other infrastructure. In addition, we are leasing a new building in Florence, Italy for our European operations headquarters. This transaction was finalized in the fourth quarter of 2005 and is accounted for as a capital lease totaling approximately $16.0 million in 2005, with subsequent build-outs to be completed in 2006.

The Company evaluates strategic acquisitions and alliances and pursues those that we believe will support and contribute to our overall growth initiatives. During the first quarter of 2005, the Company purchased for $21.4 million, including cash acquired of $1.0 million, the remaining 90% of the shares of Maco, its European jeanswear licensee, which it did not already own as well as certain retail stores in Europe. In the first quarter of 2005, the Company paid $15.7 million of the purchase price and refinanced $44.9 million of the outstanding debt of Maco. The Company paid an additional $1.2 million of the purchase price in both the second and fourth quarters of 2005. The remaining purchase price of $3.3 million is included in liabilities and is payable in $0.5 million installments on each January 30 and June 30 through June 30, 2009, or until paid.

The Company’s primary working capital needs are for inventory and accounts receivable. Accounts receivable as of December 31, 2005 increased $27.8 million as compared to December 31, 2004 as a result of the growth of our European operations primarily due to the acquisition discussed above. Receivables for our European business totaled $39.4 million at December 31, 2005 versus $12.6 million a year ago, an increase of $26.8 million representing the addition of accounts receivable at the time of the acquisition and reduced by subsequent net collections. Approximately $10.0 million of our European segment’s accounts receivable was insured for collection purposes at December 31, 2005. The Company’s inventory levels increased $39.7 million to $122.0 million at December 31, 2005 from $82.3 million at December 31, 2004. The change versus the year ago period was primarily due to an increase of $28.2 million in inventories in Europe, primarily due to our acquired business. The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, and interest and principal payments on its debt, primarily with available cash and cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe.

On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (“SERP”) to become effective January 1, 2006. The SERP will provide select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The initial participants in the SERP are Maurice Marciano and Paul Marciano, Co-CEO’s and Co-Chairmen of the Board, and Carlos Alberini, President and Chief Operating Officer. The Company expects to make seven annual payments of approximately $3.6 million each into an insurance policy to fund the expected obligations arising under the SERP. The Company elected to pre-pay the first payment into the policy in December 2005. The amount of future payments may vary, depending on the future years of service and future annual compensation of the participants.

In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP. During 2005, 36,644 shares of the Company’s common stock were issued out of its treasury shares pursuant to the ESPP at an average price of $14.33 per share for a total of $0.5 million.

In May 2001, the Company’s Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in open market transactions. No share repurchases were made during the years ended December 31, 2005, 2004 and 2003. Since the inception of the share repurchase program in May 2001, the Company has purchased 1,137,000 shares at an aggregated cost of $7.1 million, or an average of $6.26 per share.

Seasonality

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. Domestic retail operations are generally stronger in the third and fourth quarters, and domestic wholesale operations generally experience stronger performance in the third quarter. The European operations are largely wholesale and operate with two primary selling seasons. Spring/Summer ships in the first quarter of the year and Fall/Winter in the third quarter. The European second and fourth quarters of the year are relatively small sales quarters. As the timing of the shipment of products may vary from year to year, the result for any particular quarter may not be indicative of results for the full year.

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

Impact of Recent Accounting Pronouncements

In November 2004, the FASB issued Financial Accounting Standards Board (“FASB”) Statement No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS 151 also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payments,” which requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as an expense in the income statement. SFAS 123R generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in APB 25. SFAS 123R is effective for the Company beginning with the first quarter of 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides the staff’s views regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payments arrangements for public companies. The Company will adopt SFAS 123R during the first quarter of fiscal 2006 using the modified prospective transition method. This method requires that compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 pro-forma disclosures. The impact of SFAS 123R on the Company’s statement of operations in 2006 and beyond will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. The Company currently expects to incur an incremental expense of $0.05 per diluted share during fiscal 2006 as a result of the adoption of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of  FIN 47 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. The EITF reached a consensus that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. This consensus is consistent with the Company’s policy regarding leasehold improvements and therefore its adoption did not have a material impact on the consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 (“FSP13-1”), “Accounting for Rental Costs Incurred during the Construction Period,” which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. These rental costs shall be included in income from continuing operations. The effective date of this FSP guidance is the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. The Company’s policy prior to the adoption of FSP 13-1 was to capitalize pre-opening rental costs and amortize them over the remaining lease term. The Company currently expects to incur incremental pre-opening rental expense of approximately $1.3 million during fiscal 2006 for new stores to be opened during 2006 with a subsequent reduction in amortization expense over the remaining lease term.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

The Company received United States dollars (“USD”) for approximately 71% of product sales and licensing revenue based on revenues during the year ended December 31, 2005. Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the cost of goods in the future. In addition, royalties received from international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in USD. During the last three fiscal years, exchange rate fluctuations have not had a material impact on inventory costs. Due to the increase in foreign currency transactions and the fact that not all foreign currencies react in the same manner as the USD, the Company cannot quantify in any meaningful way the effect of currency fluctuations on future income.

The Company’s primary exchange rate risk relates to operations in Canada and Europe. The Company may enter into derivative financial instruments, including forward exchange contracts, to manage exchange risk on foreign currency transactions. These financial instruments can be used to protect the Company from the risk that the eventual net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Changes in the fair value of derivative financial instruments are either recognized periodically through the income statement or through stockholders’ equity as a component of comprehensive income or loss. The classification depends on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives designated as fair value hedges are matched in the income statement against the respective gain or loss relating to the hedged items. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income or loss net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are currently reported in income. The Company’s foreign currency contracts are not designated as hedges for accounting purposes. Thus, changes in fair value of the derivative instruments are included in net earnings.

Forward Exchange Contracts	USD Equivalent	Maturity Date	Fair Value in USD at December 31, 2005
Canadian dollars	$1,000,000	January 5, 2005 to January 31, 2006	$1,027,380
Canadian dollars	1,000,000	February 1, 2006 to February 28, 2006	1,014,419
Canadian dollars	1,000,000	March 1, 2006 to March 31, 2006	1,003,776
Canadian dollars	1,000,000	April 3, 2006 to April 28, 2006	1,003,004
Canadian dollars	1,000,000	May 1, 2006 to May 31, 2006	1,002,404
	$5,000,000		$5,050,983

Based upon the rates at December 31, 2005, the cost to buy the equivalent USD discussed above was approximately $5.9 million Canadian dollars. At December 31, 2005, the Company had forward exchange contracts to purchase $5.0 million USD and the fair value of those contracts at that date was $5.1 million USD. At December 31, 2004, the Company had forward exchange contracts to purchase $16.8 million USD and the fair value of those contracts at that date was $17.9 million USD. At December 31, 2005, the Company had no currency contracts other than the Canadian dollar transactions described above.

Interest Rate Risk

At December 31, 2005, 54.9% of the Company’s indebtedness contained a fixed interest rate of 6.75%. At December 31, 2004, 98.8% of the Company’s indebtedness contained a fixed interest rate of 6.75%. Substantially all of the Company’s remaining indebtedness, including any borrowings under the Credit Facility or from European banks, is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have increased interest expense for the year ended December 31, 2005 by approximately $0.9 million.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At December 31, 2005, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

On January 3, 2005, we completed the acquisition of the remaining 90% of Maco Apparel S.p.A. Consistent with published guidance of the SEC, our management excluded the acquired company from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. Total assets and total revenues from the Maco acquisition represented 11.1% and 9.0%, respectively, of the related consolidated financial statement amounts of Guess?, Inc. and subsidiaries as of and for the year ended December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Guess?, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Guess?, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Guess?, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Guess?, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

On January 3, 2005, Guess?, Inc. acquired Maco Apparel S.p.A. (Maco) Consistent with published guidance of the Securities and Exchange Commission, management excluded the acquired company from its assessment of the effectiveness of Guess?, Inc.’s internal control over financial reporting as of December 31, 2005. Total assets and total revenues from the Maco acquisition represented 11.1% and

9.0%, respectively, of the related consolidated financial statement amounts of Guess?, Inc. and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of Guess?, Inc. also excluded an evaluation of the internal control over financial reporting of Maco.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guess?, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Los Angeles, California
March 8, 2006

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

With respect to Item 406 of Regulation S-K, our Code of Conduct is incorporated herein by reference as Exhibit 14.1.

ITEM 11.   Executive Compensation.

The information in the Proxy Statement set forth under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules.

Documents Filed with Report

(1)         Consolidated Financial Statements

The Report of Independent Registered Public Accounting Firm and financial statements listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this report.

(2)         Consolidated Financial Statement Schedule

The financial statement schedule listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as part of this report.

(3)         Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

Guess?, Inc.
Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm	F-2
2	Consolidated Financial Statements
	Consolidated Balance Sheets at December 31, 2005 and 2004	F-3
	Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	F-4
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2005, 2004 and 2003	F-5
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	F-6
	Notes to Consolidated Financial Statements	F-7
3	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts	F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Guess?, Inc.:

We have audited the consolidated financial statements of Guess?, Inc. and subsidiaries, as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guess?, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Guess?, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
March 8, 2006

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$171,549	$106,003
Restricted cash	2,759	3,660
Receivables, net	81,762	53,915
Inventories, net	122,037	82,329
Prepaid expenses and other current assets	16,231	14,516
Deferred tax assets	16,439	10,600
Total current assets	410,777	271,023
Property and equipment, net	144,007	113,944
Goodwill	20,623	11,610
Long-term deferred tax assets	37,226	16,894
Other assets, net	20,741	10,833
	$633,374	$424,304
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$34,232	$13,430
Accounts payable	87,711	58,158
Accrued expenses	95,283	61,211
Total current liabilities	217,226	132,799
Notes payable and long-term debt, excluding current installments	40,054	41,396
Long-term deferred rent and lease incentives	28,688	25,282
Long-term deferred royalties	43,423	4,250
Other long-term liabilities	15,690	—
	345,081	203,727
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued 65,943,525 and 65,188,828 shares at 2005 and 2004, outstanding 44,969,110 and 44,177,769 shares at 2005 and 2004, respectively	167	160
Paid-in capital	189,886	178,406
Deferred compensation	(1,389)	(1,093)
Retained earnings	251,561	192,748
Accumulated other comprehensive income	4,515	7,076
Treasury stock, 20,974,415 and 21,011,059 shares repurchased at 2005 and 2004, respectively	(156,447)	(156,720)
Stockholders’ equity	288,293	220,577
	$633,374	$424,304

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands, except per share data)
Net revenue:
Product sales	$887,782	$682,020	$596,806
Net royalties	48,310	47,242	39,779
	936,092	729,262	636,585
Cost of product sales	555,223	455,278	416,430
Gross profit	380,869	273,984	220,155
Selling, general and administrative expenses	279,059	218,502	197,130
Restructuring, impairment and severance charges	—	—	2,425
Earnings from operations	101,810	55,482	20,600
Other expense (income):
Interest expense	6,741	5,653	7,974
Interest income	(2,626)	(619)	(134)
Other, net	—	(265)	(26)
	4,115	4,769	7,814
Earnings before income tax expense	97,695	50,713	12,786
Income tax expense	38,882	21,147	5,500
Net earnings	$58,813	$29,566	$7,286
Earnings per share
Basic	$1.33	$0.67	$0.17
Diluted	$1.31	$0.66	$0.17
Weighted number of shares outstanding
Basic	44,387	44,010	43,279
Diluted	45,059	44,544	43,558

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2005, 2004 and 2003

	Compre- hensive Income (Loss)	Common Stock	Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(in thousands)
Balance at December 31, 2002		$150	$170,111	$(729)	$155,896	$(1,565)	$(157,583)	$166,280
Comprehensive income:
Net earnings	$7,286	—	—	—	7,286	—	—	7,286
Foreign currency translation adjustment	4,525	—	—	—	—	4,525	—	4,525
Unrealized gain on investments, net of tax effect	340	—	—	—	—	340	—	340
Total comprehensive income	$12,151
Issuance of common stock under stock compensation plans including tax effect		5	3,663	—	—	—	—	3,668
Issuance of stock under Employee Stock Purchase Plan		—	(290)	—	—	—	599	309
Deferred compensation		—	154	220	—	—	—	374
Balance at December 31, 2003		$155	$173,638	$(509)	$163,182	$3,300	$(156,984)	$182,782
Comprehensive income:
Net earnings	$29,566	—	—	—	29,566	—	—	29,566
Foreign currency translation adjustment	3,635	—	—	—	—	3,635	—	3,635
Unrealized gain on investments, net of tax effect	141	—	—	—	—	141	—	141
Total comprehensive income	$33,342
Issuance of common stock under stock compensation plans including tax effect		5	3,452	—	—	—	—	3,457
Issuance of stock under Employee Stock Purchase Plan		—	188	—	—	—	264	452
Deferred compensation		—	1,128	(584)	—	—	—	544
Balance at December 31, 2004		$160	$178,406	$(1,093)	$192,748	$7,076	$(156,720)	$220,577
Comprehensive income:
Net earnings	$58,813	—	—	—	58,813	—	—	58,813
Foreign currency translation adjustment	(2,588)	—	—	—	—	(2,588)	—	(2,588)
Unrealized gain on investments, net of tax effect	27	—	—	—	—	27	—	27
Total comprehensive income	$56,252
Issuance of common stock under stock compensation plans including tax effect		7	10,194	—	—	—	—	10,201
Issuance of stock under Employee Stock Purchase Plan		—	252	—	—	—	273	525
Deferred compensation		—	1,034	(296)	—	—	—	738
Balance at December 31, 2005		$167	$189,886	$(1,389)	$251,561	$4,515	$(156,447)	$288,293

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net earnings	$58,813	$29,566	$7,286
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	32,364	34,975	34,924
Amortization of other assets	2,275	467	20
Deferred income taxes	(25,658)	(1,751)	5,013
Loss on disposition of property and equipment	1,195	136	3,034
Other items, net	(2,729)	2,665	1,639
Changes in operating assets and liabilities, net of effects of acquisition
Restricted cash	901	849	(4,509)
Accounts receivable	18,145	(21,313)	2,835
Inventories	(25,009)	1,201	12,153
Prepaid expenses and other assets	2,604	(2,213)	(6,717)
Accounts payable	12,859	13,270	428
Accrued expenses	23,327	9,155	9,093
Long-term deferred rent and lease incentives	3,406	10,335	736
Long-term deferred royalties	39,174	4,250	—
Other long-term liabilities	2,544	—	—
Net cash provided by operating activities	144,211	81,592	65,935
Cash flows from investing activities:
Purchases of property and equipment	(48,794)	(34,779)	(21,661)
Proceeds from the disposition of property and equipment	2,553	1,020	6
Acquisition of European jeanswear licensee, net of cash acquired	(20,427)	—	—
Purchases of long-term investments	(3,646)	(327)	(190)
Net cash used in investing activities	(70,314)	(34,086)	(21,845)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	119,576	214,066	342,468
Repayment of notes payable and long-term debt	(139,259)	(227,332)	(355,994)
Issuance of common stock	11,464	4,453	4,351
Net cash used in financing activities	(8,219)	(8,813)	(9,175)
Effect of exchange rates on cash and cash equivalents	(132)	147	495
Net increase in cash and cash equivalents	65,546	38,840	35,410
Cash and cash equivalents at beginning of year	106,003	67,163	31,753
Cash and cash equivalents at end of year	$171,549	$106,003	$67,163
Supplemental disclosures
Cash paid during the year for:
Interest	$5,707	$4,832	$9,989
Income taxes	27,796	13,149	1,129

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices (Continued)

Description of the Business

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

Classification of Certain Costs and Expenses

The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in costs of product sales. Distribution costs related to the wholesale business are included in selling, general and administrative expenses and amounted to $7.8 million, $8.2 million and $7.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company includes store selling, selling and merchandising, advertising, wholesale distribution costs, design and other corporate overhead costs as a component of selling, general and administrative expenses.

The Company classifies amounts billed to customers for shipping fees as revenues, and classifies costs related to shipping as cost of product sales in the accompanying consolidated statements of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Guess?, Inc. and its wholly-owned direct and indirect subsidiaries as follows:  Guess? Retail, Inc., Guess? Licensing, Inc., Guess.com, Inc., Guess? Value LLC, Guess? IP LP LLC, Guess? IP GP LLC, Guess? IP Holder L.P., Guess? Royalty Finance, LLC, Guess? Europe, B.V., a Netherlands corporation (“GEBV”), Guess? Canada Corporation (formerly named Strandel Inc.), a Canadian corporation, Guess? Asia Limited, a Hong Kong corporation, Guess Swiss Sagl, a Swiss corporation, Maco Apparel, S.p.a., an Italian corporation, Guess Operations Ireland Limited, an Irish corporation, Guess France Sas, a French corporation, Guess U.K. Limited, a British corporation, Guess? Apparel Retail, B.V., a Dutch corporation, and Guess Italia, S.r.l., an Italian corporation. Accordingly, all references herein to “Guess?, Inc.” include the consolidated results of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated during the consolidation process.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the valuation of inventories, accounts receivable allowances, the useful life of assets for depreciation, restructuring expense and accruals, evaluation of impairment, litigation accruals, recoverability of deferred taxes, workers compensation and medical self-insurance expense and accruals, and evaluation of net recoverable amounts and accruals for the sublet of certain lease obligations. Actual results could differ from those estimates.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Litigation reserves

Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. As additional information becomes available, the Company assesses the potential liability related to pending litigation and revises estimates as appropriate. Such revisions in estimates of the potential liability could materially impact the results of operations and financial position.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

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

Earnings per Share

Basic earnings per share represents net earnings divided by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents such as stock options, calculated using the treasury stock method.

The reconciliation of basic to diluted weighted average shares is as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Weighted average shares used in basic computations	44,387	44,010	43,279
Dilutive stock options	672	534	279
Weighted average shares used in diluted computations	45,059	44,544	43,558

For the fiscal years 2005, 2004 and 2003, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock. Options to purchase 92,525, 1,080,782, and 1,294,477 shares of common stock at prices ranging from $20.75 to $35.26, $15.52 to $27.31, and $6.51 to $27.31 were outstanding during 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the shares of common stock and therefore such options would be anti-dilutive.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Accounts Receivable and Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. In addition, the Company maintains cash with various major financial institutions and performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any institution. The Company extends credit to corporate customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collections trends and an evaluation of the impact of current economic conditions. The Company’s corporate customers are principally located throughout North America and in Europe, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. However, such credit risk is considered limited due to the Company’s large customer base. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented are insignificant and have not significantly exceeded management’s estimates. A few of the Company’s domestic wholesale customers, including some under common ownership, have accounted for significant portions of its total net revenue. Bloomingdale’s, Macy’s and other affiliated stores owned by Federated Department Stores, Inc. together accounted for approximately 5.8%, 5.1%, and 6.4% of the Company’s consolidated net revenue in 2005, 2004 and 2003, respectively. The Company does not have significant credit exposure to any one European customer.

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

Revenue Recognition

General

The Company recognizes retail operations revenue at the point of sale, and wholesale operations revenue from the sale of merchandise when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable. The Company accrues for estimated sales returns and other allowances in the period in which the related revenue is recognized.

Net Royalty Revenue

Royalty revenue is based upon a percentage, as defined in the underlying agreement, of the licensee’s actual net sales or minimum net sales, whichever is greater. The Company may receive special payments in

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

consideration of the grant of license rights. These payments are recognized ratably as revenue over the term of the license agreement. The unrecognized portion of upfront payments is included in deferred royalties and accrued expenses depending on the long or short-term nature of the payments to be recognized. During 2005 we successfully renegotiated license agreements for certain significant product categories comprising watch, handbags and eyewear. The renewal terms call for certain fixed, cash rights payments which are over-and-above our normal, ongoing royalty payments. During 2005 we received $42.7 million in cash for these significant renewals and recorded the same amount as deferred royalties, of which we have recognized $1.5 million as revenue in 2005. In 2004, we renegotiated a new footwear license and received $5.0 million in cash and recorded the same amount as deferred royalties. The Company commenced recognizing revenue once the contract became effective in 2005, totaling $0.7 million for the year.

Depreciation and Amortization

Depreciation and amortization of property and equipment are provided using the straight-line method over the following useful lives:

Building and building improvements including properties under capital lease	10 to 33 years
Land improvements	5 years
Machinery and equipment	5 years
Corporate aircraft	10 years
Corporate vehicles	5 years
Shop fixtures	5 years

Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Construction in progress is not depreciated until the related asset is completed and placed in service.

Foreign Currency

The local currency is the functional currency for all of our international operations. In accordance with SFAS No. 52, “Foreign Currency Translation,” assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at year-end rates, while income and expenses are translated at the weighted-average exchange rates for the year. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency, including gains and losses on foreign currency contracts, are included in the results of operations. Net foreign currency transaction losses included in the determination of net earnings were $(661,000), $(864,000) and $(785,000) for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company may enter into forward foreign exchange contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to Canadian purchases of

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

U.S. dollar denominated inventory and Italian purchases of U.S. dollar denominated inventory. The Company’s foreign currency contracts are not designated as hedges for accounting purposes and changes in fair value of the derivative instruments are included in net earnings. At December 31, 2005, the Company had forward exchange contracts to purchase $5.0 million U.S. dollars for approximately $5.9 million Canadian dollars. At December 31, 2004, the Company had forward exchange contracts to purchase $16.8 million U.S. dollars for approximately $11.6 million Canadian dollars and approximately 6.1 million Euros. Unrealized losses were $(51,000), $(1,086,000) and $(347,000) for the years ended December 31, 2005, 2004 and 2003, respectively.

Deferred Rent and Lease Incentives

When a lease includes lease incentives (such as a rent holiday or reimbursement of certain lessee construction costs) or requires fixed escalations of the minimum lease payments, rental expense is recognized on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred rent and lease incentives in the accompanying consolidated balance sheets.

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

Business Segment Reporting

The Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The business segments of the Company are retail, wholesale, European and licensing. Information regarding these segments is summarized in Note 15 to the Consolidated Financial Statements. In the first quarter of 2005, the Company revised its segment reporting to include its aggregate European operations as a separate segment. The change was made as a result of the significant European acquisition made in 2005. The Company believes this segment reporting better reflects how its four business segments—retail, wholesale, European and licensing—are managed and each segment’s performance is evaluated. The European segment includes both wholesale and retail operations in Europe. The retail segment includes the Company’s retail operations in North America. The wholesale segment includes the wholesale operations in North America and internationally, excluding Europe. The

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

licensing segment includes the worldwide licensing operations of the Company. All amounts for 2004 and 2003 have been revised to conform to the 2005 presentation and are included in Note 15.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. Investments are recorded at fair value.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At December 31, 2005 and 2004, the carrying value of all financial instruments was not materially different from fair value, as the fixed rate debt approximated rates currently available to the Company.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and other intangibles not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. As of December 31, 2005, we had goodwill of approximately $20.6 million. No goodwill impairments have been recognized for the years ended December 31, 2005, 2004 and 2003. Other assets include gross intangible assets of $13.7 million and $2.8 million at December 31, 2005 and 2004, respectively. Intangible assets as of December 31, 2005 primarily consisted of lease acquisition costs related to the European acquisition. See Note 10 for further information regarding intangible assets acquired from the European acquisition. The accumulated amortization of intangible assets with definitive useful lives were $2.4 million and $0.3 million at December 31, 2005 and 2004, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expenses charged to operations for the years ended December 31, 2005, 2004 and 2003 were $19.8 million, $22.7 million and $17.4 million, respectively.

Reclassifications

In 2004, the Company changed how it presents in the statement of cash flows lease incentives for store leasehold improvement costs received from landlords. Previously, the Company presented purchases of property and equipment net of lease incentives in the statement of cash flows. The Company is now including these lease incentives as a component of net cash provided by operating activities and showing the purchases of property and equipment (excluding lease incentives) as a component of net cash used in investing activities. The impact of this reclassification was to increase purchases of property and equipment and net cash provided by operating activities from previously reported amounts by $3.5 million for the years ended December 31, 2003.

The Company has made certain other reclassifications to prior years’ consolidated financial statements to conform to classifications used in the current year. These reclassifications, including the above, had no impact on previously reported results of operations.

Employee Stock Options

The Company has stock-based employee compensation plans, which are described more fully in Note 16. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost for stock options is reflected in net earnings as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no compensation expense is recognized for common stock purchases under the Employee Stock Purchase Plan. The Company records compensation expense related to its restricted stock awards at the market price of the underlying stock on the date of grant as unearned compensation and amortizes this amount to expense over the vesting period.

On June 20, 2005, the Compensation Committee and the Board of Directors approved the immediate acceleration of vesting of options to purchase 375,000 shares of common stock of the Company, of which 187,500 were held by each of Maurice Marciano and Paul Marciano, Co-Chairmen of the Board and Co-Chief Executive Officers. The accelerated stock options, which were originally granted on February 26, 2004 under the Company’s 1996 Equity Incentive Plan, have an exercise price of $15.59 per share. The closing price of the Company’s common stock on the New York Stock Exchange on the date of acceleration was $17.36 per share. The purpose of the accelerated vesting was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its income statement, as would be required beginning January 1, 2006 under the recently issued SFAS 123R. The resulting amount that will not be required to be expensed by the Company is expected to be approximately $3.0 million over the course of the original vesting period, $1.2 million of which would have been for fiscal year 2006. Incremental expense of $3.9 million associated with the acceleration was included in the year ended December 31, 2005 pro forma disclosure presented in the following table. The Company strongly

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

believes that given the existing substantial share ownership of Maurice Marciano and Paul Marciano in the Company, accelerating the vesting of these options will have no impact with respect to their retention.

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended, to stock-based employee compensation (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Net earnings, as reported	$58,813	$29,566	$7,286
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	708	564	268
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,290)	(1,960)	(1,790)
Pro forma net earnings	$55,231	$28,170	$5,764
Earnings per share:
Basic—as reported	$1.33	$0.67	$0.17
Basic—pro forma	$1.24	$0.64	$0.13
Diluted—as reported	$1.31	$0.66	$0.17
Diluted—pro forma	$1.23	$0.63	$0.13

The fair value of stock options used to compute pro forma net earnings and earnings per common share disclosures is the estimated value at the grant date using the Black-Scholes option-pricing model. See Note 16 to the Consolidated Financial Statements for further information regarding assumptions used in the Black-Scholes option-pricing model calculation.

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

In December 2004, the FASB issued SFAS 123R, which requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as an expense in the income statement. SFAS 123R generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in APB 25. SFAS 123R is effective for the Company beginning with the first quarter of 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides the staff’s views regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) New Accounting Standards (Continued)

valuation of share-based payments arrangements for public companies. The Company will adopt SFAS 123R during the first quarter of fiscal 2006 using the modified prospective transition method. This method requires that compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 pro-forma disclosures. The impact of SFAS 123R on the Company’s statement of operations in 2006 and beyond will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. The Company currently expects to incur an incremental expense of $0.05 per diluted share during fiscal 2006 as a result of the adoption of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. The EITF reached a consensus that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. This consensus is consistent with the Company’s policy regarding leasehold improvements and therefore its adoption did not have a material impact on the consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 (“FSP13-1”), “Accounting for Rental Costs Incurred during the Construction Period,” which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. These rental costs shall be included in income from continuing operations. The effective date of this FSP guidance is the first reporting period beginning after December 15, 2005. Early adoption is permitted for financial statements or interim financial statements that have not yet been issued. The Company’s policy prior to the adoption of FSP 13-1 was to capitalize pre-opening rental costs and amortize them over the remaining lease term. The Company currently expects to incur incremental pre-opening rental expense of approximately $1.3 million during fiscal 2006 for new stores to be opened during 2006 with a subsequent reduction in amortization expense over the remaining lease term.

(3) Investments

At December 31, 2005 and 2004, short-term investments, included in prepaid expenses and other current assets, of $1.9 million and $1.9 million, respectively, comprise marketable securities available for sale.

Long-term investments consist of certain marketable equity securities and other investments aggregating $3.7 million and $0.7 million at December 31, 2005 and 2004, respectively, and are included in other assets in the accompanying consolidated balance sheets. Unrealized gains related to marketable

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Investments (Continued)

equity securities at December 31, 2005, were negligible. Unrealized gains of $0.1 million at December 31, 2004, net of deferred tax liabilities of $0.1 million are included as a component of stockholders’ equity and comprehensive income (loss).

(4) Accounts Receivable

Accounts receivable consists of trade receivables, less reserves aggregating $9.4 million and $8.7 million, and royalty receivables, less allowance for doubtful accounts of $0.7 million and $0.7 million at December 31, 2005 and 2004, respectively.

(5) Inventories

Inventories are summarized as follows (in thousands):

	December 31,
	2005	2004
Raw materials	$8,046	$9,089
Work in process	4,439	2,431
Finished goods—retail	63,790	51,887
Finished goods—Europe	34,168	5,932
Finished goods—wholesale	11,594	12,990
	$122,037	$82,329

At December 31, 2005 and 2004, reserves for write-downs of inventories to the lower of cost or market totaled $9.1 million and $5.4 million, respectively.

(6) Property and Equipment

Property and equipment is summarized as follows (in thousands):

	December 31,
	2005	2004
Land and land improvements	$3,237	$3,237
Building and building improvements	1,837	3,324
Leasehold improvements	152,006	133,257
Machinery and equipment	174,213	159,175
Corporate aircraft	1,347	5,253
Shop fixtures	35,379	36,068
Construction in progress	6,106	4,708
Properties under capital lease	15,976	—
	390,101	345,022
Less accumulated depreciation and amortization	246,094	231,078
	$144,007	$113,944

Construction in progress at December 31, 2005 and 2004 represents the costs associated with the construction in progress of buildings and leasehold improvements to be used in the Company’s operations,

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Property and Equipment (Continued)

primarily for new and remodeled stores in retail operations. During the years ended December 31, 2005, 2004 and 2003, interest costs capitalized in construction in progress amounted to $172,000, $109,000 and $411,000, respectively.

See Note 12 to the Consolidated Financial Statements for further information regarding capital lease obligations.

(7) Accrued Expenses

Accrued expenses are summarized as follows (in thousands):

	December 31,
	2005	2004
Accrued compensation and benefits	$29,427	$15,339
Income taxes	16,980	11,119
Sales and use taxes, and property taxes	9,450	7,697
Store credits and gift certificates	8,460	6,521
Deferred rent and lease incentives	5,345	4,613
Deferred royalties	4,906	1,713
Construction costs	3,250	3,259
Professional fees	2,876	1,542
Advertising	2,193	2,348
European acquisition payable	1,063	—
Capital lease	819	—
Freight	735	1,005
Other	9,779	6,055
	$95,283	$61,211

`

(8) Notes Payable and Long-Term Debt

Notes payable and long-term debt are summarized as follows (in thousands):

	December 31,
	2005	2004
$85 million revolving credit facility	$1,652	$648
6.75% Secured Notes due 2012 with interest payable quarterly in March, June, September and December	40,748	54,161
Loans with European banks, maturing in varying amounts through 2010	31,886	17
	74,286	54,826
Less current installments	34,232	13,430
Long-term debt, excluding current installments	$40,054	$41,396

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

Company’s Canadian subsidiaries under a separate credit agreement (currently $15.0 million). The Credit Facility includes a $47.5 million sub-limit for letters of credit. Borrowings available under the Credit Facility are subject to a borrowing base and outstanding borrowings are secured by inventory, accounts receivable and substantially all other personal property of the borrowers.

For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company’s financial performance as measured by a cash flow test. This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Monthly commitment fees for unused borrowings up to $60 million under the Credit Facility are 37.5 basis points per annum. The Credit Facility requires the Company to maintain a minimum tangible net worth, as defined, if excess availability under the Credit Facility is less than $20 million. The agreement also restricts the payment of dividends by the Company, the incurrence of certain indebtedness and certain loans, and investments other than capital expenditures. The Credit Facility may be withdrawn at the discretion of the lenders at any time that an event of default, as defined in the Credit Facility, exists or has occurred and is continuing following cure provisions in certain cases.

On December 30, 2004, the Company and certain of its affiliates entered into an amendment to the Credit Facility. The amendment, among other things, (i) increased to $55 million the aggregate amount of letters of credit that may be outstanding under the loan agreement, and limited the amount of letters of credit that may be issued in currencies other than U.S. dollars to $35 million, (ii) permitted the acquisition by the Company and its affiliates of the remaining shares of capital stock not then owned by the Company and its affiliates of Maco Apparel S.p.A., a former licensee of the Company, and (iii) permitted the guarantee of certain indebtedness by the Company and its affiliates in connection with the acquisition. The documents covering the Canadian portion of the Credit Facility were also amended to permit the actions described in clauses (ii) and (iii) above. At December 31, 2005, the Company had $1.7 million in outstanding borrowings under the Credit Facility, $10.8 million in outstanding standby letters of credit, $15.3 million in outstanding documentary letters of credit, and approximately $37.3 million available for future borrowings.

On April 28, 2003, Guess? Royalty Finance LLC, an indirect wholly-owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (“Secured Notes”). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements. The Secured Notes obligate the Issuer to pay interest and amortize principal quarterly. Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), an indirect wholly owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company. The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000. At December 31, 2005, the Company had

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Notes Payable and Long-Term Debt (Continued)

approximately $2.8 million of restricted cash related to the interest reserve. The net proceeds, after interest reserve and expenses, of approximately $66.8 million, along with available cash and borrowings under the Credit Facility, were used to repay the Company’s then outstanding 9½% Senior Subordinated Notes due August 2003. The Company redeemed the 9½% Senior Subordinated Notes on May 27, 2003. At December 31, 2005, the Company had $40.7 million outstanding under the Secured Notes, of which $27.8 million is classified as long term debt.

The Company’s European operation maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy. Under these agreements, the Company can borrow up to $65.7 million with annual interest rates ranging from 3.0% to 4.5%. At December 31, 2005, the Company had $15.6 million of borrowings outstanding under these agreements with a weighted average annual interest rate of 3.7%. These agreements are denominated in Euros, have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by an $8.3 million standby letter of credit issued under the Company’s Credit Facility. Most of the agreements have no stated maturities. For those agreements with stated maturities, $0.7 million matures before April 30, 2006.

The Company’s European operation had term loans with four banks totaling $16.3 million at December 31, 2005 with a weighted average annual interest rate of 4.1% for the year ended December 31, 2005. Of this amount, $12.3 million is classified as long term debt. Three of these loans are unsecured and have no financial ratio covenants. Their interest rates vary by bank but are either the Euribor six-month rate plus 1.5% or the Euribor three-month rate plus 1.5%. Depending on the bank, these three loans mature between April 2008 and January 2010 and require principal and interest payments monthly, quarterly or semi-annually.  The fourth term loan requires principal and accrued interest to be paid semi-annually beginning in January 2006 and ending in July 2010, provides for interest at the Euribor six-month rate plus 1.35% and contains certain financial ratio covenants. All four term loans are denominated in Euros.

Maturities of long-term debt at December 31, 2005 are as follows (in thousands):

2006	$34,232
2007	16,637
2008	12,687
2009	8,330
2010	2,400
$74,286

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes

Income tax expense (benefit) is summarized as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Federal:
Current	$45,039	$13,775	$(704)
Deferred	(20,944)	(457)	4,312
State:
Current	7,012	4,143	493
Deferred	(3,655)	(644)	235
Foreign:
Current	12,489	4,473	994
Deferred	(1,059)	(143)	170
Total	$38,882	$21,147	$5,500

Actual income tax expense differs from expected income tax expense obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Computed “expected” tax expense	$34,193	$17,750	$4,475
State taxes, net of Federal expense	2,182	2,274	473
Incremental foreign taxes in excess of Federal statutory rates	2,343	670	213
Other	164	453	339
Total	$38,882	$21,147	$5,500

Total income tax expense (benefit) was allocated as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Operations	$38,882	$21,147	$5,500
Stockholders’ equity	(3,914)	(918)	14
Total income taxes	$34,968	$20,229	$5,514

The tax effects of the components of other comprehensive income were allocated as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Foreign currency translation adjustment	$98	$(57)	$1,071
Unrealized loss on investment	16	107	(257)
Total income tax expense	$114	$50	$814

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

Total pretax income was comprised of the following (in thousands):

	Year ended December 31,
	2005	2004	2003
Domestic operations	$71,733	$40,237	$10,109
Foreign operations	25,962	10,476	2,677
Total pretax income	$97,695	$50,713	$12,786

The tax effects of temporary differences that give rise to significant portions of current and non-current deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Fixed assets basis difference	$10,451	$7,945
Bad debt reserve	4,253	2,898
Deferred lease incentives	2,952	4,131
Uniform capitalization	2,042	1,578
Rent expense	4,637	4,063
Inventory valuation	3,717	911
Facility closure reserve	236	133
Unrealized loss on investment	1,525	1,885
Deferred Income	19,594	138
Other	6,592	6,499
Total deferred assets	55,999	30,181
Deferred tax liabilities, primarily goodwill amortization	(2,334)	(2,687)
Net deferred tax assets	$53,665	$27,494

Included above at December 31, 2005 and 2004, are $16.4 million and $10.6 million for current deferred tax assets, respectively, and $37.2 million and $16.9 million in non-current deferred tax assets at December 31, 2005 and 2004, respectively.

Based on the historical earnings of the Company and projections of future taxable income, management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.

(10) Acquisition of Maco Apparel S.p.A.

During the first quarter of 2005, the Company and its wholly-owned subsidiary, Guess Italia S.r.l. (“Guess Italia”) (collectively, the “Purchasers”), completed the acquisition of the remaining 90% of Maco the Company did not already own from Fingen S.p.A. and Fingen Apparel N.V. (collectively, the “Sellers”), as well as the assets and leases of nine retail stores in Europe. The acquisition of a potential tenth store was provided for in the original purchase contract. After the Sellers completed the construction of the tenth store, the assets were recognized in the fourth quarter of 2005. Since 1997, Maco was the Italian licensee of GUESS jeanswear for men and women in Europe. The acquisition of the licensee is

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Acquisition of Maco Apparel S.p.A. (Continued)

expected to facilitate the Company’s expansion in Europe. The agreement included the purchase of inventory and receivables, the assumption of certain liabilities, the repayment of debt and the transfer of leases for the GUESS retail locations. The results of operations for Maco and the acquired retail stores have been included in the condensed consolidated financial statements since January 3, 2005.

The total purchase price for the Maco shares and ten retail stores was finalized in the fourth quarter of 2005 in the amount of $21.4 million, including cash acquired of approximately $1.0 million, after accounting for the tenth store and after resolving certain purchase price contingencies with the Sellers. At the time of the acquisition on January 3, 2005 the Purchasers assumed $44.9 million in debt. In the first quarter of 2005, the Purchasers paid $15.7 million of the purchase price and refinanced $44.9 million of the outstanding debt of Maco. The Purchasers paid an additional $1.2 million of the purchase price in the second and fourth quarters of 2005. The remaining purchase price of $3.3 million is included in liabilities and is payable in $0.5 million installments on each January 30 and June 30 through June 30, 2009, or until paid.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Jan. 1, 2005
Current assets	$73,059
Property and equipment, net	2,965
Intangible assets	12,291
Goodwill	9,014
Total assets acquired	97,329
Current liabilities	(56,381)
Long-term liabilities	(19,530)
Total liabilities assumed	(75,911)
Net assets acquired, including cash of $991	$21,418

The $12.3 million of acquired intangible assets are lease acquisition costs and are subject to amortization. The acquired intangible assets have a weighted-average useful life of approximately five years. The annual amortization expense over the next five years for these acquired intangible assets will be approximately $2.3 million each year for 2006 through 2009 and $0.3 million for 2010. The goodwill of $9.0 million is included in the European operations segment.

(11) Related Party Transactions

The Company is engaged in various transactions with entities affiliated with trusts for the respective benefit of Maurice and Paul Marciano, who are executives of the Company, Armand Marciano, their brother and former executive of the Company, and certain of their children (the “Marciano Trusts”).

License Agreements and Licensee Transactions

On September 28, 1990, the Company entered into a license agreement with Charles David of California (“Charles David”). Charles David is controlled by the father-in-law of Maurice Marciano. The

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Related Party Transactions (Continued)

Marciano Trusts and Nathalie Marciano (the spouse of Maurice Marciano) together owned 50% of Charles David and the remaining 50% was owned by the father-in-law of Maurice Marciano. During the second quarter of 2004, the Marciano Trusts and Armand Marciano sold their shares in Charles David and no longer own any shares in Charles David. Nathalie Marciano, the wife of Maurice Marciano, continues to own 10% of the shares in Charles David. The license agreement granted Charles David the rights to manufacture worldwide and distribute worldwide (except Japan and certain European countries) for men, women and some children, leather and rubber footwear which bear the GUESS trademark. The license also included related shoe care products and accessories. In 2002, the license agreement was renewed for six years and included athletic footwear. The Charles David license agreement was terminated effective December 31, 2004 for athletic footwear and June 30, 2005 for fashion footwear. There are no other rights or obligations between the Company and Charles David.

Gross royalties earned by the Company under such license agreement for the fiscal years ended December 31, 2005, 2004 and 2003 were $0.3 million, $2.3 million, and $2.4 million, respectively. Additionally, the Company purchased $0.4 million, $4.9 million, and $5.9 million of products from Charles David for resale in the Company’s retail stores during the same periods. At December 31, 2004, the Company had royalty receivables due from Charles David of $0.4 million. At December 31, 2005, the Company had no royalty receivables due from Charles David.

In May 1997, the Company sold substantially all of the assets and liabilities of Guess Italia to Maco Apparel, S.p.a. The effect of the net asset disposal was immaterial to the Company’s results of operations. In connection with this sale, the Company also purchased a 10% ownership interest in Maco and entered into an approximate 10-year license agreement with Maco granting it the right to manufacture and distribute certain men’s and women’s jeanswear apparel, which bear the GUESS trademark, in certain parts of Europe. In addition to royalty fees, the Company also received $14.1 million over a four-year period in consideration of the grant of the license rights for men’s and women’s jeanswear apparel. The Company recorded $5.9 million and $5.8 million in royalty fees from Maco related to product sales in 2004 and 2003, respectively. At December 31, 2004 and 2003, the Company had royalty receivables due from Maco of $1.1 million and $0.9 million, respectively.

The remaining 90% of Maco not already owned by the Company was acquired effective January 3, 2005. See Note 10 to the Consolidated Financial Statements.

On January 1, 2003, the Company entered into a license agreement with BARN S.r.l. (“BARN”), an Italian corporation, under which the Company granted BARN the right to manufacture and distribute children’s clothing in certain territories of Europe. The license has an initial term of three years and has terms substantially similar to the Company’s other license agreements. Two key employees of the Company’s wholly-owned subsidiary, Guess Italia, S.r.l., own BARN. In addition, Guess Italia provides office space and certain services for BARN. During 2005, 2004 and 2003, the Company recorded $0.9 million, $0.5 million and $0.3 million, respectively, in revenues related to this license. At both December 31, 2004 and 2003 the Company had an outstanding receivable due from BARN of $0.1 million. At December 31, 2005 the Company had negligible royalty receivables due from BARN.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Related Party Transactions (Continued)

Leases

During the first quarter of 2005, the Company, through a wholly-owned Canadian subsidiary, began leasing warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with Maurice Marciano and Paul Marciano. The lease has a term of 10 years with initial lease payments of approximately $530,000 Canadian per year. The Company and the lessors entered into a written lease agreement during the second quarter of 2005. Total rent expense was $508,000 Canadian (approximately $420,000 USD) in the year ended December 31, 2005.

The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of its affiliates. There are three of these leases in effect at December 31, 2005, with expiration dates in February 2007, July 2008 and December 2014. The total lease payments to these limited partnerships are currently $0.3 million per month. Aggregate rent expense under leases in effect for the fiscal years ended December 31, 2005, 2004 and 2003 were $2.9 million, $3.1 million, and $3.4 million, respectively. The Company believes the related party lease has not been significantly affected by the fact that the Company and the lessors are related. See lease commitments to related parties in Note 12 to the Consolidated Financial Statements.

The Company entered into an agreement with MPM Financial, LLC, a California limited liability company (“MPM Financial”) owned by an affiliated trust of Maurice Marciano and Paul Marciano, to periodically charter an aircraft owned by MPM Financial and managed pursuant to an Aircraft Charter and Management Services Agreement dated December 31, 2004 by and between MPM Financial and The Air Group, Inc. (“The Air Group”), an independent third party. Under the charter arrangement, the Company was entitled to receive a ten percent discount from the standard hourly charter rates The Air Group charges for the aircraft to unrelated third parties. The total fees paid under this arrangement for 2005 was approximately $0.4 million. The Company and MPM Financial have terminated the agreement and the Company intends to enter into an agreement directly with The Air Group on substantially similar terms.

(12) Commitments and Contingencies

Leases

The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through May 2017. Some of these leases require the Company to make periodic payments for property taxes and common area operating expenses. Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being amortized and recorded over the initial lease term on a straight line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through 2010.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy totaling approximately $16.0 million in 2005, with subsequent build-outs to be completed in 2006. The building will be the new headquarters for its European operation. This transaction resulted in the incurrence of a capital lease obligation of $14.0 million.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

Future minimum lease payments under capital lease and non-cancelable operating leases at December 31, 2005 are as follows (in thousands):

		Operating Leases
	Capital Lease	Non- Related Parties	Related Parties	Total
2006	$980	$70,605	$3,287	$74,872
2007	1,679	66,487	3,251	71,417
2008	1,679	62,106	2,060	65,845
2009	1,679	58,646	438	60,763
2010	1,679	47,363	438	49,480
Thereafter	8,677	134,007	1,751	144,435
Total minimum lease payments	$16,373	$439,214	$11,225	$466,812
Less interest	(2,409)
Capital lease obligations	$13,964
Less current portion	(819)
Long-term capital lease obligations	$13,145

Rental expense for all operating leases during the years ended December 31, 2005, 2004, and 2003 aggregated $73.1 million, $63.4 million, and $59.2 million, respectively. The long-term capital lease obligations are included in other long-term liabilities on the accompanying consolidated balance sheets.

Incentive Bonuses

Certain officers and key employees of the Company are entitled to incentive bonuses, primarily based on net earnings of the Company or particular operations thereof. In addition, on September 27, 2005 the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved performance criteria for the payment of special bonuses to Paul Marciano, Co-Chairman of the Board and Co-Chief Executive Officer of the Company, under the Company’s 2004 Equity Incentive Plan (the “Incentive Plan”) if the performance targets with respect to future earnings from operations for the Company’s licensing segment are met. The Company recorded bonus related expense of $4.6 million, including payroll taxes, in 2005 related to these special licensing bonuses. Assuming the pre-established licensing performance targets are achieved in 2007 and 2008 and the Company receives a fixed cash rights payment of $35.0 million due in 2012 from one of its licensees, the Company will record a further $5.0 million in special bonus expense, excluding payroll taxes, to Paul Marciano through January 2012.

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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

Most major corporations, particularly those operating retail businesses, become involved from time to time in a variety of employment-related claims and other matters incidental to their business. In the opinion of our management, the resolution of the above matter or any of these pending incidental matters is not expected to have a material adverse effect on the results of operations or financial condition; however, the Company cannot predict the outcome of these matters. No material amounts were accrued as of December 31, 2005 and 2004, related to any of the Company’s litigation.

(13) Savings Plan

The Company established the Guess?, Inc. Savings Plan (the “Savings Plan”) under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees (“associates”) may contribute up to 15% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 1.5% of the associates’ annual compensation. Investment selections consist of cash and mutual funds and do not include any Company common stock. The Company’s contributions to the Savings Plan for the years ended December 31, 2005, 2004 and 2003 amounted to $0.3 million, $0.3 million and $0.3 million, respectively.

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

During the fiscal year 2005, 36,644 shares of the Company’s common stock were issued out of its treasury shares pursuant to the ESPP at an average price of $14.34 per share for a total of $0.5 million.

On August 23, 2005, the Board of Directors of The Company adopted a Supplemental Executive Retirement Plan (“SERP”) to become effective January 1, 2006. The SERP will provide select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The initial participants in the SERP are Maurice Marciano and Paul Marciano, Co-CEO’s and Co-Chairmen of the Board and Carlos Alberini, President and Chief Operating Officer. The Company is expected to make seven annual payments of approximately $3.6 million each into an insurance policy to fund the obligations arising under the SERP. The Company elected to pre-pay the first payment into the policy in December 2005. The amount of future payments may vary, depending on the future years of service and future annual compensation of the participants.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Quarterly Information

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

Year ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$215,608	$178,235	$265,600	$276,649
Gross profit	82,223	66,478	114,438	117,730
Net earnings	8,163	4,164	20,684	25,802
Earnings per share:
Basic	$0.18	$0.09	$0.47	$0.58
Diluted	$0.18	$0.09	$0.46	$0.57

Year ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$153,345	$154,097	$197,837	$223,983
Gross profit	52,530	57,790	75,254	88,410
Net earnings	756	2,131	11,826	14,853
Earnings per share:
Basic	$0.02	$0.05	$0.27	$0.34
Diluted	$0.02	$0.05	$0.27	$0.33

(15) Segment Information

In accordance with the requirements of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s reportable business segments and respective accounting policies of the segments are the same as those described in Note 1. Management evaluates segment performance based primarily on revenue and earnings from operations. Corporate overhead, interest income and expense are evaluated on a consolidated basis and not allocated to the Company’s business segments.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Segment Information (Continued)

Segment information is summarized as follows for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year ended December 31,
	2005	2004	2003
Net revenue:
Retail operations	$612,862	$518,855	$447,693
Wholesale operations	121,103	120,392	124,232
European operations	153,817	42,773	24,881
Licensing operations	48,310	47,242	39,779
	$936,092	$729,262	$636,585
Earnings (loss) from operations:
Retail operations	$65,274	$47,788	$32,370
Wholesale operations	7,325	(5,565)	(12,008)
European operations	28,103	7,748	3,032
Licensing operations	37,804	37,722	32,281
Corporate overhead	(36,696)	(32,211)	(35,075)
	$101,810	$55,482	$20,600
Capital expenditures:
Retail operations	$37,569	$27,577	$15,348
Wholesale operations	3,194	1,934	58
European operations	5,565	945	923
Licensing operations	67	—	—
Corporate overhead	2,399	4,323	5,332
	$48,794	$34,779	$21,661

	December 31,
	2005	2004
Total assets:
Retail operations	$194,083	$158,690
Wholesale operations	73,363	85,307
European operations	133,004	27,864
Licensing operations	13,503	16,944
Corporate overhead	219,421	135,499
	$633,374	$424,304

The European operations segment includes net revenue and earnings from the acquired European jeanswear licensee commencing from the acquisition date of January 3, 2005. See Note 10 for details on the acquisition. In 2004, licensing income from the licensee was included in the licensing operations segment. Net revenues of the acquired business for the year ended December 31, 2005 were $84.4 million. Earnings from operations for the acquired business for the 2005 year were $11.9 million. Licensing income from the acquired business included in the licensing operations segment for the year ended December 31, 2004 was $5.9 million.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Segment Information (Continued)

The table below presents information related to geographic areas in which the Company operated during 2005, 2004 and 2003 (in thousands):

	Year ended December 31,
	2005	2004	2003
Net revenue:
U.S.	$640,630	$570,610	$513,537
Canada	112,337	86,212	67,673
Italy(1)	153,779	51,301	32,302
Asia	18,816	15,506	16,252
Other European Countries	4,385	2	373
South America	2,827	1,499	1,962
Middle East	1,979	2,822	2,581
Other	1,339	1,310	1,905
	$936,092	$729,262	$636,585

	December 31,
	2005	2004
Long-lived assets:
U.S.	$105,049	$105,331
Canada	21,255	13,724
Italy	29,567	4,906
Other European Countries	4,760	—
Asia	431	72
	$161,062	$124,033

(1)          Italian net revenue in the table above represents net revenues generated by our wholesale and retail operations based in Italy and royalty income generated from our Italian licensees.

(16) Stock Option Plan and Non-Vested Stock

On July 30, 1996, the Board of Directors adopted the Guess?, Inc. 1996 Non-Employee Directors’ Stock Option Plan pursuant to which the Board of Directors may grant stock and stock options to non-employee directors. This plan authorizes grants of options to purchase up to 500,000 authorized but unissued shares of common stock. At December 31, 2005 and 2004, there were 87,516 and 174,836 additional shares available for grant under this plan, respectively. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Annual option grants to outside directors were at 85% of fair market value until May 2002. Subsequently such grants have been at 100% of fair market value. Stock granted under the Plan is done so without restriction. Stock options have ten-year terms and vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant.

On July 30, 1996, the Board of Directors adopted the Guess?, Inc. 1996 Equity Incentive Plan pursuant to which the Board of Directors may grant stock options to officers, key employees and consultants. This plan authorizes grants of options to purchase up to 4,500,000 authorized but unissued shares of common stock. Stock options are granted with an exercise price equal to the stock’s fair market

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Stock Option Plan and Non-Vested Stock (Continued)

value at the date of grant. Stock options have ten-year terms (five years in the case of an incentive stock option granted to a ten-percent stockholder) and vest and become fully exercisable after varying time periods from the date of grant based on length of service or specified performance goals. As of December 31, 2004, future grants under this plan were terminated.

On April 9, 2004, the Board of Directors adopted the Guess?, Inc. 2004 Equity Incentive Plan (the “Plan”) pursuant to which the Board of Directors may grant stock options to officers, key employees or any of the officers or key employees of our subsidiaries and certain consultants and advisors to the Company or any of our subsidiaries. On May 10, 2004, the shareholders of the Company approved the Plan. The Plan authorizes grants of options to purchase up to 10,000,000 authorized but unissued shares of common stock. The termination of the authority to grant options under the 1996 Incentive Plan will not affect awards then outstanding under that plan. On December 22, 2004, the Company filed a registration statement under Form S-8 registering 5,000,000 of the 10,000,000 shares authorized for grant under the Plan. At December 31, 2005 and 2004, there were 9,333,950 and 9,892,500 additional shares available for grant under this plan, respectively.

Using the Black-Scholes option pricing model, the weighted-average per share fair value of stock options granted during 2005, 2004 and 2003 was $9.67, $9.53 and $3.47, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates of 4.05%, 3.43% and 2.97%; volatility factors of the expected market price of the Company’s common stock of 57%, 69%, and 73%; no expected dividend yield; and a weighted-average expected life of the option of five years.

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. The Company granted 86,100, 114,500 and 77,000 shares during 2005, 2004 and 2003, respectively, of common stock to key employees and directors, which vest through 2009. Upon granting of the stock, unearned compensation equivalent to the market value of the stock at the date of issuance was charged to stockholders’ equity. This is being amortized on a straight-line basis over the vesting period and is recognized as compensation expense. The weighted-average grant-date fair value per share of unvested common stock issued for 2005, 2004 and 2003 was $18.72, $15.64 and $6.67, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Stock Option Plan and Non-Vested Stock (Continued)

Stock option activity under all of the Company’s stock plans during the period indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2002	2,045,589	$8.31
Granted	807,866	4.81
Exercised	(473,828)	(5.90)
Forfeited/Canceled	(463,270)	(7.97)
Balance at December 31, 2003	1,916,357	$7.51
Granted	1,373,665	14.19
Exercised	(489,872)	(4.96)
Forfeited/Canceled	(361,835)	(10.78)
Balance at December 31, 2004	2,438,315	$11.30
Granted	787,073	14.55
Exercised	(806,317)	(7.78)
Forfeited/Canceled	(301,803)	(14.93)
Balance at December 31, 2005	2,117,268	$13.33

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding December 31, 2005	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$3.63 to $4.78	361,235	5.88 years	$4.33	163,337	$4.47
$5.00 to $7.75	196,625	7.21 years	7.01	63,750	7.24
$8.21 to $14.75	176,558	8.66 years	12.54	23,841	11.97
$15.44 to $15.59	783,725	8.18 years	15.58	512,975	15.59
$15.79 to $17.00	128,450	8.87 years	16.48	1,950	16.62
$17.36 to $35.82	470,675	9.28 years	18.59	21,100	25.86
	2,117,268	8.02 years	$13.33	786,953	$12.77

At December 31, 2005, 2004 and 2003, the number of options exercisable for each year was 786,953, 692,819 and 732,224, respectively. The weighted-average exercise price of those options was $12.77, $9.12 and $9.83, respectively.

(17) Share Repurchase Program

In May 2001, the Company’s Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in open market transactions. During the fiscal year of 2002, the Company purchased 606,000 shares at an aggregate cost of $3.2 million, or an average of $5.21 per share. No share repurchases were made during the years ended December 31, 2005, 2004 and 2003. Since the inception of the share repurchase program in May 2001, the Company has purchased 1,137,000 shares at an aggregated cost of $7.1 million, or an average of $6.26 per share.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Restructuring, Impairment and Severance Charges

During the year ended December 31, 2003, the Company recorded restructuring, impairment and severance charges of $2.4 million ($1.4 million after tax or $0.06 per diluted share). In addition to the charge of $0.8 million related to severance payments for the reduction in the Company’s workforce, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an impairment charge of $1.6 million represented the write-down of the net book value of property and equipment related to certain under-performing stores, consisting primarily of leasehold improvements, and machinery and equipment. These assets became impaired as the Company evaluated certain unprofitable stores that performed below expectations. Estimated future cash flows related to these stores indicated that an impairment of the full value had occurred. At December 31, 2005, 2004 and 2003, the restructuring accruals were $0.6 million, $0.3 million and $1.0 million, respectively.

SCHEDULE II
GUESS?, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2005, 2004, and 2003
(in thousands)

	Balance at beginning of period	Charged to costs and expenses	Deductions and write-offs	Balance at end of period
Description
As of December 31, 2005
Allowance for accounts receivable	$8,678	$6,887	$(6,159)	$9,406
Allowance for royalties receivable	709	(59)	—	650
As of December 31, 2004
Allowance for accounts receivable	$8,092	$5,929	$(5,343)	$8,678
Allowance for royalties receivable	1,705	(996)	—	709
As of December 31, 2003
Allowance for accounts receivable	$8,347	$6,657	$(6,912)	$8,092
Allowance for royalties receivable	1,013	692	—	1,705

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 13, 2006.

GUESS?, INC.
By:
/s/ MAURICE MARCIANO
Maurice Marciano
Co-Chairman of the Board,
Co-Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MAURICE MARCIANO	Co-Chairman of the Board,	March 13, 2006
Maurice Marciano	Co-Chief Executive Officer and Director
(Principal Executive Officer)
/s/ PAUL MARCIANO	Co-Chairman of the Board,	March 13, 2006
Paul Marciano	Co-Chief Executive Officer and Director
/s/ CARLOS ALBERINI	President, Chief Operating Officer and	March 13, 2006
Carlos Alberini	Director
/s/ FREDERICK G. SILNY	Chief Financial Officer	March 13, 2006
Frederick G. Silny	(Principal Financial Officer and
Chief Accounting Officer)
/s/ ALEX YEMENIDJIAN	Director	March 13, 2006
Alex Yemenidjian
/s/ ALICE KANE	Director	March 13, 2006
Alice Kane
/s/ ANTHONY CHIDONI	Director	March 13, 2006
Anthony Chidoni
/s/ KAREN NEUBURGER	Director	March 13, 2006
Karen Neuburger

Exhibit Index

Exhibit Number	Description
3.1.	Restated Certificate of Incorporation of the Registrant.(1)
3.2.	Amended and Restated Bylaws of the Registrant.(2)
4.1.

Indenture, dated as of April 28, 2003, by and among Guess? Royalty Finance LLC and BNY Midwest Trust, as Indenture Trustee for the 6.75% Secured Notes issued by Guess? Royalty Finance LLC (The “6.75% Secured Notes”).(3)

4.2.	Guarantee and Collateral Agreement dated as of April 28, 2003, made by Guess? IP Holder L.P. in favor of BNY Midwest Trust Company, as Indenture Trustee for the 6.75% Secured Notes.(3)
4.3.	Specimen stock certificate.(1)
*10.22.	1996 Equity Incentive Plan.(1)
*10.23.	1996 Non-Employee Directors’ Stock Option Plan.(1)
*10.24.	Annual Incentive Bonus Plan, effective as of January 1, 2005.(4)
*10.25.	Employment Agreement between the Registrant and Maurice Marciano.(5)
*10.26.	Employment Agreement between the Registrant and Paul Marciano.(5)
*10.30.	Indemnification Agreements between the Registrant and certain executives and directors.(5)
*10.33.	Amended and Restated 1996 Non-Employee Directors’ Stock Option Plan, as amended through March 3, 1997.(6)
*10.36.	Amendment No. 1 to The Guess?, Inc. Amended and Restated 1996 Non- Employee Directors’ Stock Option Plan.(7)
10.40.	Lease Agreement between the Registrant and Robert Pattillo Properties, Inc.(8)
*10.42.	Employment Agreement between the Registrant and Carlos Alberini.(9)
*10.45.	Employment Agreement dated October 22, 2001 between the Registrant and Frederick G. Silny.(10)
10.46.	Lease Agreement between the Registrant and MAP Properties, Ltd.(10)
*10.47.	2002 Employee Stock Purchase Plan.(11)
10.48.

Amended and Restated Loan and Security Agreement by and among Congress Financial Corporation (Western) as Lender and Wachovia Securities, Inc., as the Arranger and Administrative Agent and the Registrant, Guess? Retail, Inc. and Guess.com, Inc., as borrowers, dated as of December 20, 2002 (“Amended and Restated Loan and Security Agreement”).(12)

10.49.	First Amendment to Amended and Restated Loan and Security Agreement dated as of February 25, 2003.(12)
10.50.

Canadian Loan and Security Agreement by and among Congress Financial Corporation (Canada), as Lender, Wachovia Securities, Inc., as Global Arranger and Guess? Canada Corporation and Guess? Canada Retail Inc., as borrowers, dated as of December 20, 2002 (“Canadian Loan and Security Agreement”).(12)

*10.51.	Employment Agreement dated August 16, 2002 between the Registrant and Nancy Shachtman.(12)
10.52.	Guess? Contribution Agreement dated as of April 28, 2003, by and between the Registrant and Guess? IP Holder L.P.(3)
10.53.	Licensing Contribution Agreement dated as of April 28, 2003, by and between Guess? Licensing, Inc. and Guess? IP Holder L.P.(3)
10.54.	Receivables Contribution Agreement dated as of April 28, 2003, by and between Guess? IP Holder L.P. and Guess? Royalty Finance LLC.(3)
10.55.	Guess? License Agreement dated as of April 28, 2003, by and between Guess? IP Holder L.P. and the Registrant.(3)
*10.57.	First Amendment to Employment Agreement between the Registrant and Carlos Alberini.(13)
10.58.	Second Amendment to Amended and Restated Loan and Security Agreement dated as of December 30, 2004.(14)

10.59.	First Amendment to Canadian Loan and Security Agreement dated as of December 30, 2004.(14)
10.60.	Purchase Agreement among the Registrant, Guess Italia S.r.l, Fingen S.p.A. and Fingen Apparel N.V. dated December 31, 2004.(14)
*10.61.	2004 Equity Incentive Plan.(15)
*10.62.	Form of Nonqualified Stock Option Agreement.(16)
*10.63.	Form of Restricted Stock Award Agreement.(16)
*10.64.	1996 Non-Employee Directors’ Stock Grant and Option Plan (As Amended and Restated Effective June 20,2005).(17)
10.65.	Third Amendment to Amended and Restated Loan and Security Agreement dated as of April 4, 2005.(18)
*10.66.	Nonqualified Deferred Compensation Plan.(19)
*10.67.	Supplemental Executive Retirement Plan.(20)
*10.68.	Written Description of Performance-Based Bonus Criteria for Paul Marciano.(20)
*10.69.	Employment Agreement between the Registrant and Stephen Pearson, effective as of January 31, 2006.(21)
*10.70.	Separation Agreement between the Registrant and Frederick G. Silny, dated as of February 9, 2006.(21)
†*10.71.	Written Description of Performance-Based Bonus Criteria for Named Executive Officers with Respect to the Registrant’s Fiscal Year Ending December 31, 2006.
14.1.	Code of Conduct of the Registrant.(22)
†21.1.	List of Subsidiaries.
†23.1.	Consent of Independent Registered Public Accounting Firm.
†31.1.	Certification of Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.(23)
†31.2.	Certification of Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.(23)
†31.3.	Certification of President, Chief Operating Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(23)
†31.4.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(23)
†32.1.	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(24)
†32.2.	Certification of Co-Chief Executive Officer and Director pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(24)
†32.3.	Certification of President, Chief Operating Officer and Director pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(24)
†32.4.	Certification of Senior Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.(24)

*                    Management Contract or Compensatory Plan

†                    Filed herewith

(1)          Incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Registrant on July 30, 1996.

(2)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

(3)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(4)          Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed April 15, 2005.

(5)          Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(6)          Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(7)          Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

(8)          Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(9)          Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(10)   Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)   Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Registration No. 333-81274) filed by the Registrant on January 23, 2002.

(12)   Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(13)   Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

(14)   Incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 5, 2005.

(15)   Incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed April 14, 2004.

(16)   Incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005.

(17)   Incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 24, 2005.

(18)   Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005.

(19)   Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Registration No. 333-129349) filed by the Registrant on November 1, 2005.

(20)   Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005.

(21)   Incorporated by reference from the Registrant’s Current Report on Form 8-K filed February 13, 2006.

(22)   Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(23)   A signed original of this written statement required by Section 302 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

(24)   A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.