Form 10-Q
period 2006-04-01
GUESS INC
filed 2006-05-11
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended April 1, 2006

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

As of May 8, 2006, the registrant had 45,434,099 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of April 1, 2006 and December 31, 2005

Condensed Consolidated Statements of Operations - Three months ended April 1, 2006 and April 2, 2005

Condensed Consolidated Statements of Cash Flows - Three months ended April 1, 2006 and April 2, 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	Apr. 1, 2006	Dec. 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$151,463	$171,549
Receivables, net	123,245	81,762
Inventories, net	111,583	122,037
Prepaid expenses and other current assets	17,315	16,231
Deferred tax assets	16,439	16,439
Total current assets	420,045	408,018
Property and equipment, net	148,088	144,007
Goodwill	20,623	20,623
Long-term deferred tax assets	37,226	37,226
Other assets	36,048	23,500
	$662,030	$633,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$39,525	$35,051
Accounts payable	84,131	87,711
Accrued expenses	85,374	94,464
Total current liabilities	209,030	217,226
Notes payable, long-term debt and capital lease obligations, excluding current installments	50,509	53,199
Long-term deferred rent and lease incentives	28,959	28,688
Long-term deferred royalties	41,074	43,423
Other long-term liabilities	18,978	2,545
	348,550	345,081

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 66,392,028 and 65,943,525 shares, outstanding 45,423,974 and 44,969,110 shares at April 1, 2006 and December 31, 2005, respectively	172	167
Paid-in capital	197,305	189,886
Deferred compensation	—	(1,389)
Retained earnings	266,957	251,561
Accumulated other comprehensive income	5,445	4,515
Treasury stock, 20,968,054 and 20,974,415 shares repurchased at April 1, 2006 and December 31, 2005, respectively	(156,399)	(156,447)
Total stockholders’ equity	313,480	288,293
	$662,030	$633,374

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	First Quarter Ended
	Apr. 1, 2006	Apr. 2, 2005
Net revenue:
Product sales	$244,943	$204,194
Net royalties	14,035	11,414
	258,978	215,608
Cost of product sales	155,346	133,385
Gross profit	103,632	82,223

Selling, general and administrative expenses	77,623	67,069
Earnings from operations	26,009	15,154

Other (income) expense:
Interest expense	1,644	1,754
Interest income	(1,210)	(435)
	434	1,319

Earnings before income tax expense	25,575	13,835

Income tax expense	10,179	5,672

Net earnings	$15,396	$8,163

Earnings per share:
Basic	$0.34	$0.18
Diluted	$0.34	$0.18

Weighted average number of shares outstanding:
Basic	44,968	44,200
Diluted	45,717	44,644

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	First Quarter Ended
	Apr. 1, 2006	Apr. 2, 2005

Cash flows from operating activities:
Net earnings	$15,396	$8,163
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization of property and equipment	8,131	8,307
Amortization of intangible assets	631	120
Share-based compensation expense	911	343
Loss (gain) on disposition of property and equipment	233	(670)
Other items, net	576	(2,346)
Changes in operating assets and liabilities:
Receivables	(41,483)	(19,007)
Inventories	10,454	2,748
Prepaid expenses and other assets	1,123	3,303
Accounts payable and accrued expenses	(12,625)	(8,164)
Long-term deferred rent and lease incentives	271	120
Long-term deferred royalties	(2,348)	4,689
Other long-term liabilities	1,651	—
Net cash used in operating activities	(17,079)	(2,394)
Cash flows from investing activities:
Purchases of property and equipment	(9,936)	(9,834)
Proceeds from the disposition of property and equipment	—	2,531
Net purchases of long-term investment	(484)	—
Acquisition of European jeanswear licensee, net of cash acquired	—	(19,842)
Net cash used in investing activities	(10,420)	(27,145)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	26,700	31,192
Repayments of notes payable and long-term debt	(27,505)	(18,275)
Issuance of common stock under employee stock plans	4,818	49
Excess tax benefits from share-based compensation	3,132	—
Net cash provided by financing activities	7,145	12,966
Effect of exchange rates on cash and cash equivalents	268	(182)
Net decrease in cash and cash equivalents	(20,086)	(16,755)
Cash and cash equivalents at beginning of period	171,549	106,003
Cash and cash equivalents at end of period	$151,463	$89,248
Supplemental disclosures:
Cash paid during the period for:
Interest	$937	$1,324
Income taxes	2,088	8,751

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2006

(unaudited)

(1)           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of GUESS?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of April 1, 2006, and the condensed consolidated statements of operations and cash flows for the three months ended April 1, 2006 and April 2, 2005. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the three months ended April 1, 2006 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

The Company’s quarterly fiscal reporting period usually ends on the Saturday nearest the calendar quarter end and its year ends on December 31.  The first quarter ended April 1, 2006 had 91 days compared to 92 days in the first quarter ended April 2, 2005.

Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to classifications used in the current year.  For the period ended December 31, 2005, we reclassified restricted cash of $2.8 million from prepaid expenses and other current assets to other assets; and reclassified the current portion of capital lease obligations amounting to $0.8 million from accrued expenses to current installments of notes payable, long-term debt and capital lease obligations and the long-term portion of capital lease obligations amounting to $13.1 million from other long-term liabilities to notes payable, long-term debt and capital lease obligations, excluding current installments.

(2)           Summary of Significant Accounting Policies

Revenue Recognition

General

The Company recognizes retail operations revenue at the point of sale, and wholesale operations revenue from the sale of merchandise when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable. The Company accrues for estimated sales returns and other allowances in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and reduces sales and cost of sales accordingly based on historical return experience. The change in sales returns accruals reduced gross profit by $2.0 million and $1.8 million for the three months ended April 1, 2006 and April 2, 2005, respectively. The sales returns accruals were $5.0 million and $2.8 million at April 1, 2006 and April 2, 2005, respectively. In the current period, the Company recorded a retail sales returns reserve of $0.7 million. Management evaluated the effects of not accruing for retail sales returns in prior periods and determined the impact to be immaterial.

Gift Certificates and Store Credits

The Company defers all revenues related to gift certificates and store credits until they are redeemed for merchandise. Based on prior redemption experience, the Company does not recognize unredeemed balances prior to two years from the date of issuance. The breakage income is subsequently recognized ratably into operating income over a four-year period.

Classification of Certain Costs and Expenses

The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in cost of product sales. Distribution costs related to the wholesale segment and European wholesale businesses are included in selling, general and administrative expenses and amounted to $4.9 million and $2.2 million for the three months ended April 1, 2006 and April 2, 2005, respectively.  The Company includes store selling, selling and merchandising, advertising, wholesale distribution costs, design and other corporate overhead costs as components of selling, general and administrative expenses.

Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period using the treasury stock method.  For the first quarter periods ended April 1, 2006 and April 2, 2005, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock and other nonvested equity awards and was not significant.  Options to purchase 28,293 shares of common stock at a price of $44.10 during the three months ended April 1, 2006, and options to purchase 1,411,465 shares of common stock at prices ranging from $14.38 to $27.31 during the three months ended April 2, 2005 were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock during such respective periods and therefore such options would be anti-dilutive.

Business Segment Reporting

The business segments of the Company are retail, wholesale, European and licensing.  Information relating to these segments is summarized in Note 6.  The European segment includes both wholesale and retail operations in Europe.  The retail segment includes the Company’s retail operations in North America.  The wholesale segment includes the wholesale operations in North America and internationally, excluding Europe.  The licensing segment includes the worldwide licensing operations of the Company.  The business segments results exclude unallocated corporate overhead costs, which consist of shared costs of the organization. These shared costs are presented separately and generally include, among other things, the following corporate costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal.

Comprehensive Income

Comprehensive income consists of net earnings, unrealized gain (loss) on investments available for sale and foreign currency translation adjustments. A reconciliation of comprehensive income for the three-month periods ended April 1, 2006 and April 2, 2005 is as follows (in thousands):

	First Quarter Ended
	Apr. 1, 2006	Apr. 2, 2005
Net earnings	$15,396	$8,163
Unrealized gain (loss) on investments, net of tax	163	(149)
Foreign currency translation adjustment	767	(1,332)
Comprehensive income	$16,326	$6,682

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. SFAS 151 also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not impact the Company’s consolidated financial statements for the quarter.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as an expense in the income statement. SFAS 123R generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in APB Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees.”  SFAS 123R is effective for the Company beginning with the first quarter of 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provided the staff’s views regarding the interaction between SFAS 123R and certain SEC rules and regulations and also the valuation of share-based payment arrangements for public companies. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective transition method. This method requires that compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 pro-forma disclosures. The impact of SFAS 123R on the Company’s statement of operations in 2006 and beyond will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. The Company incurred an incremental expense of $0.6 million, or $0.01 per diluted share, during the first quarter of fiscal 2006 as a result of the adoption of SFAS 123R. See Note 8 for further information regarding stock-based compensation.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 (“FSP13-1”), “Accounting for Rental Costs Incurred during the Construction Period,” which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. These rental costs shall be included in income from continuing operations. The effective date of this FSP guidance is the first reporting period beginning after December 15, 2005. The Company’s policy prior to the adoption of FSP 13-1 was to capitalize pre-opening rental costs and amortize them over the remaining lease term. The Company currently expects to incur incremental pre-opening rental expense of approximately $1.3 million during fiscal 2006 for new stores to be opened during 2006 with a subsequent reduction in amortization expense over the remaining lease term. The impact on the first quarter ended April 1, 2006 was approximately $0.6 million of additional expense.

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is still evaluating the statement but does not expect the adoption of SFAS 155 to have a material impact on the Company’s consolidated financial statements.

(3)           Accounts Receivable

Accounts receivable consists of trade receivables, net of reserves aggregating $9.0 million and $9.4 million, at April 1, 2006 and December 31, 2005, respectively, and royalty receivables, less allowance for doubtful accounts of $0.7 million and $0.7 million, at April 1, 2006 and December 31, 2005, respectively.

(4)           Inventories

The components of inventories consist of the following (in thousands):

	Apr. 1, 2006	Dec. 31, 2005
Raw materials	$6,258	$8,046
Work in progress	3,701	4,439
Finished goods — Europe	22,301	34,168
Finished goods — Retail	69,017	63,790
Finished goods — Wholesale	10,306	11,594
	$111,583	$122,037

As of April 1, 2006 and December 31, 2005, reserves to write-down inventories to the lower of cost or market totaled $9.3 million and $9.1 million, respectively.

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

Net revenue and earnings (loss) from operations are summarized as follows for the three-month periods ended April 1, 2006 and April 2, 2005 (in thousands):

	First Quarter Ended
	Apr. 1, 2006	Apr. 2, 2005
Net revenue:
Retail operations	$138,958	$116,495
Wholesale operations	30,797	31,059
European operations	75,188	56,640
Licensing operations	14,035	11,414
	$258,978	$215,608

Earnings (loss) from operations:
Retail operations	$2,121	$(3,408)
Wholesale operations	2,380	2,127
European operations	21,179	15,853
Licensing operations	12,285	9,144
Corporate overhead	(11,956)	(8,562)
	$26,009	$15,154

Due to the seasonal nature of these business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(7)           Notes Payable, Long-Term Debt and Capital Lease Obligations

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

On December 30, 2004, the Company and certain of its affiliates entered into an amendment to the Credit Facility. The amendment, among other things, (i) increased to $55 million the aggregate amount of letters of credit that may be outstanding under the loan agreement, and limited the amount of letters of credit that may be issued in currencies other than U.S. dollars to $35 million, (ii) permitted the acquisition by the Company and its affiliates of the remaining shares of capital stock not then owned by the Company and its affiliates of Maco Apparel S.r.l., a former licensee of the Company, and (iii) permitted the guarantee of certain indebtedness by the Company and its affiliates in connection with the acquisition. The documents covering the Canadian portion of the Credit Facility were also amended to permit the actions described in clauses (ii) and (iii) above. At April 1, 2006, the Company had $2.0 million in outstanding borrowings under the Credit Facility, $7.1 million in outstanding standby letters of credit, $12.7 million in outstanding documentary letters of credit, and approximately $44.2 million available for future borrowings.

The Credit Facility expires on September 27, 2006. The Company is currently negotiating with the existing and prospective lenders and expects to extend or refinance the facility on similar or improved terms prior to its expiration.

On April 28, 2003, Guess? Royalty Finance LLC, a wholly-owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (“Secured Notes”). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements. The carrying value of the assets pledged as collateral, namely royalty receivables, was $10.4 million at April 1, 2006 and was classified as current assets. The Secured Notes obligate the Issuer to pay interest and amortize principal quarterly. Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), a wholly owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company. The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000. At April 1, 2006, the Company had approximately $2.5 million of restricted cash related to the interest reserve. At April 1, 2006, the Company had $36.8 million outstanding under the Secured Notes, of which $23.7 million is classified as long term debt.

The Company’s European operation maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy. Under these agreements, the Company can borrow up to $67.4 million with annual interest rates ranging from 3.0% to 4.4%. At April 1, 2006, the Company had $19.3 million of borrowings outstanding under these agreements with a weighted average annual interest rate of 3.7%. These agreements are denominated in Euros, have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by a $4.9 million standby letter of credit issued under the Company’s Credit Facility. None of the agreements have stated maturities.

The Company’s European operation had term loans with four banks totaling $15.4 million at April 1, 2006 with a weighted average annual interest rate of 4.2% for the first quarter ended April 1, 2006. Of this amount, $11.4 million is classified as long term debt. Three of these loans are unsecured and have no financial ratio covenants. Their interest rates vary by bank but are either the Euribor six-month rate plus 1.5% or the Euribor three-month rate plus 1.5%. Depending on the bank, these three loans mature between April 2008 and January 2010 and require principal and interest payments monthly, quarterly or semi-annually. The fourth term loan requires principal and accrued interest to be paid semi-annually beginning in January 2006 and ending in July 2010, provides for interest at the Euribor six-month rate plus 1.35% and contains certain financial ratio covenants. All four term loans are denominated in Euros.

The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs to be completed in 2006. The building is the new headquarters for its European operation. This transaction resulted in a capital lease obligation of $16.6 million, including build-outs, as of April 1, 2006.

(8)           Stock-Based Compensation

The Company has four stock-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the “Plan”) provides that the Board of Directors may grant stock options to officers, key employees and certain consultants and advisors to the Company or any of its subsidiaries. The Plan authorizes grants of options to purchase up to 10,000,000 authorized but unissued shares of common stock. At April 1, 2006 and April 2, 2005, there were 9,022,275 and 9,857,000 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. The two most recent annual grants had a vesting period of three years and ten months, and three years and six months, with an initial vesting period of ten months and six months, respectively, followed by three annual vesting periods. The Guess?, Inc. Employee Stock Purchase Plan (“ESPP”) allows for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Guess?, Inc. 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (the “Director Plan”) provides for the grant of certain stock and stock options to non-employee directors. The Director Plan authorizes grants of options to purchase up to 1,000,000 authorized but unissued shares of common stock which consists of the 500,000 shares that were initially approved for issuance on July 30, 1996 plus an additional 500,000 shares that were approved for issuance effective May 9, 2006. At April 1, 2006 and April 2, 2005, there were 41,516 and 108,663 shares available for grant under this plan, respectively. In addition, the Guess?, Inc. 1996 Equity Incentive Plan, under which equity grants have not been permitted since the approval of the Plan in 2004, continues to govern outstanding awards previously made thereunder.

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement principles of APB 25, and related interpretations.  No stock-based employee compensation cost for stock options was reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In addition, no compensation expense was recognized for common stock purchases under the Employee Stock Purchase Plan.  The Company recorded compensation expense related to its nonvested stock awards at the market price of the underlying stock on the date of grant as unearned compensation and amortized this amount to expense over the vesting period.

On June 20, 2005, the Compensation Committee and the Board of Directors approved the immediate acceleration of vesting of options to purchase 375,000 shares of common stock of the Company, of which 187,500 were held by each of Maurice Marciano and Paul Marciano, Co-Chairmen of the Board and Co-Chief Executive Officers. The accelerated stock options, which were originally granted on February 26, 2004 under the Company’s 1996 Equity Incentive Plan, have an exercise price of $15.59 per share. The closing price of the Company’s common stock on the New York Stock Exchange on the date of acceleration was $17.36 per share. The purpose of the acceleration of vesting was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its income statement, as is required under FAS 123R. The Company strongly believes that given the substantial share ownership of Maurice Marciano and Paul Marciano in the Company, accelerating the vesting will have no impact with respect to their retention.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the quarter ended April 1, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for new grants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company’s common stock. The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin No. 107. The dividend yield is assumed to be zero since the Company has no current plan to declare dividends. The expected forfeiture rate is determined based on historical data. Compensation expense for new stock options and nonvested stock awards is recognized on a straight–line basis over the vesting period. In accordance with the modified prospective transition method, results for prior periods have not been restated. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle. On January 1, 2006, the Company also reclassified the balance in unearned compensation to capital in excess of par value in the consolidated balance sheet in accordance with the provisions of SFAS 123R.

The following table illustrates the pro-forma effect on net earnings and earnings per share for the quarter ended April 2, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation (in thousands, except per share data):

First quarter ended
Apr. 2, 2005

Net earnings, as reported	$8,163

Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	202

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(510)

Pro-forma earnings	$7,855

Earnings per share:
Basic—as reported	$0.18
Basic—pro-forma	$0.18

Diluted—as reported	$0.18
Diluted—pro-forma	$0.18

The fair value of stock options used to compute the pro-forma net earnings and earnings per common share disclosures above for the quarter ended April 2, 2005 is the estimated value at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: a risk-free interest rate of 3.88%; an expected volatility of 55.0%; and an expected life of 5 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of the historical volatility for the expected term. The expected life is based on the historical data. Using the Black-Scholes option-pricing model, the weighted-average fair value of each option granted during the quarter ended April 2, 2005 was $7.40.

Stock options

The following table summarizes the stock options activity under all of the Company’s stock plans during the quarter ended April 1, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at December 31, 2005	2,117,268	$13.33
Granted	292,400	37.31
Exercised	(348,125)	(14.24)
Forfeited or expired	(78,300)	(16.71)
Options outstanding at April 1, 2006	1,983,243	$16.58	7.97	$44,880
Exercisable at April 1, 2006	790,669	$11.35	6.87	$21,946

The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the quarter ended April 1, 2006: a risk-free interest rate of 4.55%; an expected volatility of 57.0%; an expected forfeiture rate of 16.7%; and an expected life of 6.25 years.

The weighted-average grant-date fair value of options granted during the first quarter ended April 1, 2006 was $19.77. The total intrinsic value of stock options exercised during the first quarter of 2006 and 2005 was $7.9 million and $0.2 million, respectively. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. The total cash received from these option exercises during the first quarter of 2006 and 2005 was $5.0 million and $0.1 million, respectively, and the excess tax benefit realized for the tax deductions from these option exercises was $2.9 million and $0.1 million, respectively, and is included in cash flows from financing activities for the quarter ended April 1, 2006 as required by FAS 123R. The compensation expense recognized during the first quarter of 2006 was $0.7 million before the recognized income tax benefit of $0.3 million. As of April 1, 2006, there was approximately $8.1 million of unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of  2.0 years.

Nonvested stock awards

The following table summarizes the nonvested stock awards activity under all of the Company’s stock plans during the period:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	175,975	$16.35
Granted	130,300	37.15
Vested	(28,150)	(15.30)
Forfeited or expired	(21,100)	(17.07)
Nonvested at April 1, 2006	257,025	$26.95

The weighted-average grant-date fair value of nonvested stock awards granted during the first quarter ended April 1, 2006 was $37.15. The total fair value at grant date of previously nonvested stock awards that were vested during the first quarter ended April 1, 2006 was $0.4 million. The total intrinsic value of nonvested stock awards vested during the first quarter of 2006 and 2005 was $1.0 million and $0.5 million, respectively, and the excess tax benefit realized for the tax deductions from these vested shares was $0.2 million and $0.1 million, respectively and has been included in cash flows from financing activities for the period ended April 1, 2006. The total intrinsic value of nonvested stock awards outstanding and unvested at April 1, 2006 was $10.0 million. The compensation expense included in SG&A recognized during the first quarter of 2006 was $0.2 million before the recognized income tax benefit of $0.1 million. As of April 1, 2006, there was approximately $3.7 million of total unamortized unrecognized compensation cost related to nonvested stock awards. This cost is expected to be recognized over a weighted-average period of  1.7 years.

ESPP

In January 2002, the Company established an ESPP, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP is a straight purchase plan and is not subject to any holding period, however all Company employees are subject to the terms of the Company’s securities trading policy which generally prohibits the purchase or sale of any Company securities during the three weeks before the end of each fiscal quarter through two days after the public announcement by the Company of its earnings for that period.  On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.

During the first quarter ended April 1, 2006, 6,361 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $29.18 per share.

The fair value of stock compensation expense associated with our ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model.

Valuation Assumptions	Apr. 1, 2006	Apr. 2, 2005
Risk-free interest rate	4.28%	2.39%
Stock price volatility	45.0%	45.0%
Expected life of ESPP options (in months)	3	3

The weighted-average grant-date fair value of ESPP options granted during the three months ended April 1, 2006 and April 2, 2005 was $9.28 and $2.70, respectively.

(9) Related Party Transactions

The Company is engaged in various transactions with entities affiliated with trusts for the respective benefit of Maurice and Paul Marciano, who are executives of the Company, Armand Marciano, their brother and former executive of the Company, and certain of their children (the “Marciano Trusts”).

There have been no changes in these relationships since year end. Please refer to the disclosure concerning related party transactions in the Company’s Form 10-K for the year ended December 31, 2005.

(10)         Commitments and Contingencies

Leases

The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through May 2017. Some of these leases require the Company to make periodic payments for property taxes and common area operating expenses. Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through 2010.

Incentive Bonuses

Certain officers and key employees of the Company are entitled to incentive bonuses, primarily based on net earnings of the Company or particular operations thereof. In addition, on September 27, 2005 the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved performance criteria for the payment of special bonuses to Paul Marciano, Co-Chairman of the Board and Co-Chief Executive Officer of the Company, under the Company’s 2004 Equity Incentive Plan (the “Incentive Plan”) if the performance targets with respect to future earnings from operations for the Company’s licensing segment are met. The Company recorded bonus related expense of $4.6 million, including payroll taxes, in 2005 related to these special licensing bonuses of which $3.2 million, including payroll taxes, was paid in the first quarter of fiscal year 2006. Assuming the pre-established licensing performance targets are achieved in 2007 and 2008 and the Company receives a fixed cash rights payment of $35.0 million due in 2012 from one of its licensees, the Company will record a further $5.0 million in special bonus expense, excluding payroll taxes, to Paul Marciano through January 2012.

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

Most major corporations, particularly those operating retail businesses, become involved from time to time in a variety of employment-related claims and other matters incidental to their business. With respect to the above matter, although the Company is not able to reasonably estimate the outcome and hence a possible loss or range of loss, in the opinion of our management, the resolution of the above matter or any of these pending incidental matters is not expected to have a material adverse effect on our consolidated results of operations or financial position. No material amounts were accrued as of April 1, 2006 and April 2, 2005, related to any of the Company’s litigation.

(11)         Supplemental Executive Retirement Plan

On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (“SERP”) which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The initial participants in the SERP are Maurice Marciano and Paul Marciano, Co-CEOs and Co-Chairmen of the Board, and Carlos Alberini, President and Chief Operating Officer. As a non-qualified pension plan no funding of the SERP is required, however, the Company expects to make seven annual payments of approximately $3.6 million each into an insurance policy held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender value of the insurance policy was $3.7 million as of April 1, 2006 and is included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust.

The components of net periodic pension cost for the first quarter ended April 1, 2006 are (in thousands):

First quarter ended
Apr. 1, 2006
Service cost	$35
Interest cost	295
Net amortization of unrecognized prior service cost	436
Net periodic defined benefit pension cost	$766

The following chart summarizes the balance sheet impact of the SERP as of the implementation date, January 1, 2006, as required by FASB No. 87 “Employers’ Accounting for Pensions” (“FAS 87”) (in thousands):

Projected benefit obligation at date of implementation	$(19,692)

Unrecognized prior service cost	19,692

Net balance sheet impact	$—

Amounts recognized in the balance sheet consist of:

Additional liability	$(14,687)

Intangible asset	14,687

$—

The Company assumed a discount rate of 6.0% as part of the actuarial valuation performed to calculate the projected benefit obligation and accumulated benefit obligation disclosed above. The rate is considered appropriate based on the timing of cash flows expected to be made in the future to the participants. The intangible asset of $14.7 million is included in other assets and the related liability of $14.7 million is included in other long-term liabilities.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

IMPORTANT NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may also be contained in the Company’s other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents.  In addition, from time to time, the Company through its management may make oral forward-looking statements.  These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “continue”, and other similar terms and phrases, including references to assumptions.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to the Company’s expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth, e-commerce, business seasonality, industry trends, consumer demands and preferences, competition and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Item 1A. Risk Factors” contained in the Company’s most recent annual report on Form 10-K for the fiscal year ended December 31, 2005.

Summary

We derive our net revenue from the sale of GUESS? men’s and women’s apparel, MARCIANO women’s apparel and our licensees’ products through our network of retail and factory outlet stores primarily in the United States and Canada, from the sale of GUESS? men’s and women’s apparel worldwide to wholesale customers and distributors, from net royalties from worldwide licensing activities, from the sale of GUESS? apparel and certain of our licensees’ products through the wholesale channels of our 100% owned Canadian subsidiary, GUESS? Canada Corporation (“GUESS Canada”), our 100% owned Italian subsidiaries, GUESS? Italia, S.r.l. and Maco Apparel, S.r.l., and from the sale of GUESS? and MARCIANO apparel and our licensee products through our on-line stores at www.guess.com, www.guessfactory.com, www.marciano.com and www.guess.ca.

Unless the context indicates otherwise, when we refer to “we,” “us” or the “Company” in this Form 10-Q, we are referring to GUESS?, Inc. and its subsidiaries on a consolidated basis.

The Company’s quarterly fiscal reporting period usually ends on the Saturday nearest the calendar quarter end and its year ends on December 31.  The first quarter ended April 1, 2006 had 91 days compared to 92 days in the first quarter ended April 2, 2005.

The Company reports comparable store sales for its stores in the U.S. and Canada.  A store is considered comparable after it has been open for 13 full months.  If a store remodel or relocation results in a square footage change of more than 15%, the store is removed from the comparable store base until it has been opened at its new size or in its new location for 13 full months.

Executive Summary

The Company continued to see improvement in its business with net earnings of $15.4 million, or diluted earnings of $0.34 per share, in the first quarter of 2006 compared with net earnings of $8.2 million, or diluted earnings of $0.18 per share, in the first quarter of 2005. For the 2006 first quarter, the Company had an operating margin of 10.0%, up from 7.0% in the period last year, for a 300 basis point improvement.  The Company achieved earnings growth in each of its business segments, with Europe, licensing and retail delivering substantial improvement over last year’s first quarter.  These improvements resulted in a 20.1% increase in net revenues to $259.0 million in the first quarter of 2006 from $215.6 million in the first quarter of 2005. Overall, the Company improved gross margins by 190 basis points in the 2006 first quarter compared to the same period of the prior year. This margin improvement reflected better retail margins in North America and a bigger percentage of our business represented by our European segment, which carries a higher margin than our North American business.  Our retail margins improved in the quarter due to higher product margins and improved leverage of occupancy costs as a result of increased retail sales.  These margin improvements were partially offset by a lower margin in the wholesale segment during the period.  SG&A as a percentage of revenues was down 110 basis points to 30.0% compared to the prior - year quarter as a result of cost efficiencies in our North American retail and wholesale businesses and lower marketing costs, partially offset by increased spending in Europe to position our infrastructure to support future revenue growth.  In addition, SG&A was negatively impacted by approximately $0.6 million or, $0.01 per share, due to incremental stock compensation expenses arising from the adoption of the new stock option accounting rules.

The Company ended the first quarter of 2006 with $151.5 million in cash and cash equivalents compared to $89.2 million a year ago. Our total debt including capital lease obligations at the end of the first quarter this year was $90.0 million, down $17.8 million from $107.8 million at the end of the 2005 first quarter.  Inventory increased by $16.0 million or 16.7% to $111.6 million at April 1, 2006 compared to $95.6 million at April 2, 2005.  The increase was primarily due to higher retail inventories to support Easter business since the Easter holiday shifted from the first quarter last year to the second quarter this year and the impact of new stores.

Our retail segment, including full-priced retail, factory outlet, Canada, and E-commerce, generated net sales of $139.0 million in the first quarter of 2006, an increase of 19.3%, from $116.5 million in the prior year period. This growth was driven by a comparable store sales increase of 13.9% and a larger store base, which represented a 6.2% increase in average square footage as compared to the same period last year. The growth in net revenue resulted from a more successful product assortment across our accessories, women’s and men’s lines of business.  Earnings from operations increased by $5.5 million to $2.1 million in the 2006 period compared to a loss of $3.4 million in the 2005 period.  This increase was primarily driven by higher sales volumes and improved gross margin especially due to occupancy leverage, partially offset by higher SG&A expenses.

We continue to refine our two new stand-alone store concepts, MARCIANO and Guess Accessories, and we believe that these concepts have the potential to become significant chains over time. The MARCIANO brand, our contemporary line that commands higher price points, is available in approximately 117 of our full-price retail stores in the U.S. and Canada.  We have opened stores in key markets in the U.S. and Canada with a keen focus on superior locations with highly attractive return opportunities.  We opened one Marciano store and one Guess Accessories store in the first quarter of 2006.

We ended the quarter with a total of 313 stores in North America, including those in Canada, of which 189 were full priced retail, 97 were factory outlet stores, 15 were Marciano stores and 12 were Guess Accessories stores. This compares to 289 stores a year ago.

While our wholesale revenues in the U.S. and Canada were about flat versus the first quarter a year ago, we experienced sales growth in our non-European, international wholesale operations and improved wholesale SG&A rates contributing to the increase in earnings from operations for the period. Wholesale segment revenues in the 2006 first quarter decreased 0.8% to $30.8 million from $31.1 million in the 2005 first quarter, driven by lower domestic wholesale revenue of $1.6 million partially offset by non-European, international wholesale revenue growth of $1.3 million.  Our products were sold domestically in approximately 910 major doors at the end of the first quarter of 2006 versus approximately 940 major doors at the end of the first quarter a year ago.  The merger of Federated Dept. Stores, Inc. and May Company resulted in a loss of doors in 2006. Earnings from operations for the wholesale segment improved by $0.3 million, driven by lower SG&A expenses.

In Europe, first quarter revenues grew by $18.6 million, or 32.7%, to $75.2 million compared with the same period last year.  The majority of the revenue growth was generated by our European wholesale business.  This business was driven primarily by our handbag and footwear lines which have experienced great success in Europe, with our apparel line also contributing to the revenue increase.  We increased the number of owned stores in the region, which also contributed to sales growth in the quarter.  We opened three stores in Europe this quarter and ended the quarter with 19 owned stores.  Earnings from operations from our European segment increased to $21.2 million in the first quarter of 2006 from $15.9 million in the first quarter of 2005.

Our licensing business continued to perform well with first quarter net revenues of $14.0 million, up 23.0% compared to the prior year.  This growth was driven by our accessories line, especially sales of handbags and watches.  Licensing segment operating earnings increased $3.2 million, or 34.4% to $12.3 million in the first quarter of 2006 from $9.1 million in the first quarter of 2005. The Company achieved this earnings increase through revenue growth coupled with a significant reduction of expenses.

Internationally, outside of North America, we ended the quarter with 330 stores of which 271 were Guess and Guess by Marciano and 59 were Guess Accessories stores. Of the 330 stores, 19 were operated by Guess and 311 were operated by our licensees or distributors.

Application of Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Management evaluates its estimates and judgments on an ongoing basis including those related to the valuation of inventories, accounts receivable allowances, the useful life of assets for depreciation, restructuring expenses and accruals, evaluation of impairment of goodwill, intangible and other long-lived assets, recoverability of deferred taxes and evaluation of net recoverable amounts and accruals for the sublet of certain lease obligations.

The Company believes that the following significant accounting policies involve a higher degree of judgment and complexity.

Accounts receivable reserves:

In the normal course of business, the Company grants credit directly to certain wholesale customers after a credit analysis based on financial and other criteria is performed.  Accounts receivable are recorded net of an allowance for doubtful accounts.  The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances through analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collections trends and an evaluation of the impact of current economic conditions.

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

Valuation of goodwill, intangibles and other long-lived assets:

The Company assesses the impairment of its long-lived assets (i.e., goodwill, intangible assets and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired.  An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate income from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred.  If the assets (other than goodwill) are assessed to be recoverable, they are depreciated or amortized over the periods benefited.  If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of those assets.  Fair value is determined based upon the discounted cash flows derived from the underlying asset.

Pension benefit plan actuarial assumptions:

The Company’s pension obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 “Employer’s Accounting for Pensions.”  The discount rate is an important element of expense and/or liability measurement.  We evaluate this critical assumption annually which enables us to state expected future payments for benefits as a present value on the measurement date.  Refer to Note 11 for Pension Benefit Plan related information.

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

Share-based compensation:

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method.  Under this method, compensation cost recognized in the quarter ended April 1, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for new grants.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.  The expected volatility is determined based on an average of both historical volatility and implied volatility.  Implied volatility is derived from exchange traded options on the Company’s common stock.  The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin No. 107.  The dividend yield is assumed to be zero since the Company has no current plan to declare dividends.  The expected forfeiture rate is determined based on historical data.  Compensation expense for new stock options and nonvested stock awards is recognized on a straight-line basis over the vesting period.  In accordance with the modified prospective transition method, results for prior periods have not been restated.

RESULTS OF OPERATIONS

First Quarter Periods  ended April 1, 2006 and April 2, 2005.

NET REVENUE.  Net revenue for the three months ended April 1, 2006 increased $43.4 million, or 20.1%, to $259.0 million from $215.6 million in the three months ended April 2, 2005, primarily due to sales growth in the retail and European segments.

Net revenue from retail operations increased $22.5 million, or 19.3%, to $139.0 million in the first quarter ended April 1, 2006 from $116.5 million in the first quarter ended April 2, 2005.  The increase was driven by a comparable store sales increase of 13.9%, which accounted for $13.4 million of the increase, and a $9.1 million increase due to an average of 25 net new stores in operation representing a 6.2% increase in average square footage as compared to the same period last year.  The comparable store sales increase reflects the improved results of the young contemporary women’s, including MARCIANO, and men’s apparel lines and our accessories business.  The most significant comparable store sales increases were in our Canadian stores.  Currency fluctuations accounted for $1.6 million of the increase in net revenue.

Net revenue from wholesale operations decreased $0.3 million, or 0.8%, to $30.8 million in the first quarter ended April 1, 2006 from $31.1 million in the first quarter ended April 2, 2005 mainly due to lower domestic wholesale revenues in the 2006 period.  The decline in overall wholesale revenues included a decrease in domestic wholesale revenue of $1.6 million, or 7.3%, from $21.9 million to $20.3 million during the first quarter of 2006 partially offset by an increase in non-European, international wholesale revenue of $1.3 million, or 14.1%, from $9.2 million to $10.5 million during the first quarter of 2006 compared to the same prior year period.  The merger of Federated Dept. Stores, Inc. and May Company resulted in a loss of doors in 2006, which contributed to the decrease in domestic wholesale revenue in the period.  Our products were sold domestically in approximately 910 major doors at the end of the first quarter of 2006 compared with approximately 940 major doors at the end of the first quarter of 2005.  Non-European, international wholesale net revenue increased primarily as a result of improved sales in Asia.

Net revenue from European operations increased $18.6 million, or 32.7%, to $75.2 million in the first quarter ended April 1, 2006 from $56.6 million in the same prior year period.  The increase reflected significant growth in our accessories business in Europe, additional sales from a higher number of owned stores in the quarter, and higher sales in our apparel wholesale business.  The increase was partially offset by a $6.8 million negative impact to net revenue resulting from currency fluctuations.

Net royalty revenue for the first quarter ended April 1, 2006 increased $2.6 million, or 23.0%, to $14.0 million from $11.4 million during the same period in 2005.  The increase was driven by the strength of the accessories business and the impact of incremental sales from new licensees.

GROSS PROFIT.  Gross profit increased $21.4 million, or 26.0%, to $103.6 million in the first quarter ended April 1, 2006, from $82.2 million in the comparable 2005 period.  The increase in gross profit primarily resulted from increased sales and improved margins in our retail segment and growth in our European operations.  Gross profit for the retail segment increased $8.9 million, or 29.3%, to $39.4 million, primarily due to the 19.3% growth in retail sales and reduced markdowns during the first quarter of 2006 compared to the same prior year period.  Gross profit for the wholesale segment decreased $0.4 million, or 4.2%, to $9.7 million during the first quarter of 2006 compared to the same prior year period, as a result of decreased sales partially offset by the improved margin rates on sales of excess inventory in the domestic off-price channel.  Gross profit for our European operations increased $10.3 million to $40.5 million during the first quarter of 2006 compared to the same prior year period; this improvement was primarily attributable to the 32.7% increase in sales.

Gross margin (gross profit as a percentage of total net revenue) increased to 40.0% in the first quarter ended April 1, 2006 from 38.1% in the same period of 2005.  Our retail and European operations contributed positively to the 190 basis points improvement in the gross margin rate, while our wholesale business had a negative impact on the change in the gross margin rate.  The growth in the overall gross margin was attributable to a higher percentage of European business in our overall revenue mix, which carries a higher margin and also to improved margins in the retail segment.  The improvement in retail margins reflected improved leverage of our store occupancy costs due to the increase in comparable store sales and overall higher sales productivity.  Gross margin from product sales increased to 36.6% in the first quarter ended April 1, 2006 from 34.7% in the first quarter ended April 2, 2005.

The Company’s gross margins may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude a portion of them from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative (“SG&A”) expenses increased by $10.5 million, or 15.7%, to $77.6 million in the first quarter ended April 1, 2006, from $67.1 million in the comparable 2005 period, primarily due to increased costs in the European operations, the incremental costs to run an average of 25 net new stores in North America and additional compensation expenses, including the impact of expensing options in accordance with the new accounting rules.  SG&A expenses in our European operations increased by $5.0 million in the first quarter to $19.3 million from $14.3 million in the same 2005 period, which included an increase of $2.4 million in distribution costs, an increase of $1.8 million in selling commissions and an increase of $1.1 million in professional service fees partially offset by a reduction in other costs of $0.3 million.  The remaining SG&A increase of $5.5 million was primarily due to a $2.3 million increase representing the cost of operating an average of 25 net new stores, a $0.1 million increase in store selling expenses resulting from higher sales, a $1.8 million increase in professional service fees, a $0.6 million increase in stock compensation, and a $0.7 million increase in pension and severance costs.  As a percentage of net revenue, SG&A expenses decreased 110 basis points to 30.0% in the first quarter ended April 1, 2006 from 31.1% in the comparable 2005 period.  This lower rate reflects lower expenses in the wholesale and licensing segments and improved leverage in our retail segment as a result of higher revenues.

EARNINGS FROM OPERATIONS.  Earnings from operations increased to $26.0 million in the first quarter ended April 1, 2006 compared with earnings from operations of $15.2 million in the first quarter ended April 2, 2005.  The increase in earnings from operations primarily resulted from growth in our retail, licensing and European segments.  The retail segment improved its earnings from operations to $2.1 million in the first quarter ended April 1, 2006 from a loss of $3.4 million during the same period in 2005 with higher sales and gross profit partially offset by an increase in store selling and other costs.  The wholesale segment increased earnings from operations to $2.4 million in the first quarter ended April 1, 2006 from earnings from operations of $2.1 million in the comparable 2005 period.  The improvement in earnings from operations for the wholesale segment was principally due to improved performance in our domestic wholesale off-price channel and lower operating expenses in that segment.  The European segment increased its earnings from operations to $21.2 million in the first quarter ended April 1, 2006 from $15.9 million in the comparable 2005 period due to improved performance of our accessories and apparel wholesale businesses in Europe.  The licensing segment increased its earnings from operations to $12.3 million in the first quarter ended April 1, 2006 from $9.1 million in the comparable 2005 period.  The improvement was primarily the result of higher revenues coupled with lower marketing expenses.  The cost of unallocated corporate overhead increased to $12.0 million in the first quarter ended April 1, 2006 from $8.5 million in the comparable 2005 period, mainly due to higher professional service fees and increased compensation costs, including option expense.

INTEREST EXPENSE AND INTEREST INCOME.  Interest expense decreased 6.3% to $1.6 million in the first quarter ended April 1, 2006 from $1.8 million in the comparable 2005 period.  Total debt at April 1, 2006 was $90.0 million, which comprised: $36.8 million of the Company’s 6.75% Secured Notes due 2012; approximately $36.7 million of bank debt, primarily from our European operations and $16.5 million of capital lease obligations relating to our European building.  On a comparable basis, the average debt balance for the first quarter ended April 1, 2006 was $87.7 million, with an average effective interest rate of 7.3%, versus an average debt balance of $88.5 million, with an average effective interest rate of 7.9%, for the same period in 2005.  Interest income increased to $1.2 million in the first quarter ended April 1, 2006 from $0.4 million in the comparable 2005 period due to higher average invested cash balances and higher interest rates.

INCOME TAXES.  Income tax expense for the first quarter ended April 1, 2006 was $10.2 million, or a 39.8% effective tax rate, compared to income tax expense of $5.7 million, or a 41.0% effective tax rate, for the first quarter ended April 2, 2005.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

NET EARNINGS.  Net earnings increased by $7.2 million to $15.4 million in the first quarter ended April 1, 2006, from $8.2 million in the first quarter ended April 2, 2005.

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

On December 30, 2004, the Company and certain of its affiliates entered into an amendment to the Credit Facility. The amendment, among other things, (i) increased to $55 million the aggregate amount of letters of credit that may be outstanding under the loan agreement, and limited the amount of letters of credit that may be issued in currencies other than U.S. dollars to $35 million, (ii) permitted the acquisition by the Company and its affiliates of the remaining shares of capital stock not then owned by the Company and its affiliates of Maco Apparel S.r.l., a former licensee of the Company, and (iii) permitted the guarantee of certain indebtedness by the Company and its affiliates in connection with the acquisition. The documents covering the Canadian portion of the Credit Facility were also amended to permit the actions described in clauses (ii) and (iii) above. At April 1, 2006, the Company had $2.0 million in outstanding borrowings under the Credit Facility, $7.1 million in outstanding standby letters of credit, $12.7 million in outstanding documentary letters of credit, and approximately $44.2 million available for future borrowings.

The Credit Facility expires on September 27, 2006.  The Company is currently negotiating with the existing and prospective lenders and expects to extend or refinance the facility on similar or improved terms prior to its expiration.

On April 28, 2003, Guess? Royalty Finance LLC, a wholly-owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (“Secured Notes”). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements. The carrying value of the assets pledged as collateral, namely royalty receivables, was $10.4 million at April 1, 2006 and was classified as current assets.   The Secured Notes obligate the Issuer to pay interest and amortize principal quarterly. Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), a wholly owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company. The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000.  At April 1, 2006, the Company had approximately $2.5 million of restricted cash related to the interest reserve. At April 1, 2006, the Company had $36.8 million outstanding under the Secured Notes, of which $23.7 million is classified as long-term debt.

The Company’s European operation maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy. Under these agreements, the Company can borrow up to $67.4 million with annual interest rates ranging from 3.0% to 4.4%. At April 1, 2006, the Company had $19.3 million of borrowings outstanding under these agreements with a weighted average annual interest rate of 3.7%. These agreements are denominated in Euros, have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by a $4.9 million standby letter of credit issued under the Company’s Credit Facility.  None of the agreements have stated maturities.

The Company’s European operation had term loans with four banks totaling $15.4 million at April 1, 2006 with a weighted-average annual interest rate of 4.2% for the first quarter ended April 1, 2006. Of this amount, $11.4 million is classified as long term debt. Three of these loans are unsecured and have no financial ratio covenants. Their interest rates vary by bank but are either the Euribor six-month rate plus 1.5% or the Euribor three-month rate plus 1.5%. Depending on the bank, these three loans mature between April 2008 and January 2010 and require principal and interest payments monthly, quarterly or semi-annually. The fourth term loan requires principal and accrued interest to be paid semi-annually beginning in January 2006 and ending in July 2010, provides for interest at the Euribor six-month rate plus 1.35% and contains certain financial ratio covenants. All four term loans are denominated in Euros.

During the first quarter ended April 1, 2006, the Company relied on trade credit along with available cash and borrowings under the Credit Facility, European bank facilities, real estate leases, and internally generated funds to finance its operations and expansion.  Net cash used in operating activities was $17.1 million for the first quarter ended April 1, 2006, compared to $2.4 million of net cash used in operating activities for the first quarter ended April 2, 2005, or an increase of $14.7 million.

The increase in cash used in operating activities over the prior year period was due primarily to a $21.9 million net unfavorable change in operating assets and liabilities partially offset by a $7.2 million improvement in net earnings in the first quarter of 2006 versus the same 2005 period.  The primary uses of cash during the first quarter ended April 1, 2006 were to support increased accounts receivable associated with the growth of our European business and decreases in accounts payable and accrued liabilities partially related to decreases in inventory as a result of lower inventory in Europe partially offset by higher retail inventory in North America.  At April 1, 2006, the Company had working capital of $211.0 million compared to $190.8 million at December 31, 2005 and $140.3 million at April 2, 2005.

Gross capital expenditures totaled $9.9 million, excluding lease incentives of $0.9 million, for the first quarter ended April 1, 2006.  This compared to $9.8 million, excluding lease incentives of $0.6 million, for the same 2005 period.  The Company’s capital expenditures for 2006 are planned at approximately $60.0 million, excluding estimated lease incentives of approximately $7.0 million, primarily for retail store expansion of approximately 38 stores, significant store remodeling programs, investments in information systems and enhancements in other infrastructure.  In addition, we are leasing a new headquarters building in Florence, Italy for our European operations.  This transaction is accounted for as a capital lease and during the first quarter ended April 1, 2006 the Company incurred additional costs of $2.2 million for build-outs.

During the first quarter of 2005, the Company purchased for $21.4 million, including cash acquired of $1.0 million, the remaining 90% of the shares of its European jeanswear licensee, Maco Apparel, S.r.l. (“Maco”), which it did not already own as well as certain retail stores in Europe.  In the first quarter of 2005, the Company paid $15.7 million of the purchase price and refinanced $44.9 million of the outstanding debt of Maco.  In the second and fourth quarters of 2005, the Company paid an additional $1.2 million of the purchase price.  The remaining amount of the purchase price is included in liabilities and is payable in $0.5 million installments on each January 30 and June 30 through June 30, 2009.

The Company’s primary working capital needs are for inventory and accounts receivable.  Accounts receivable at April 1, 2006 was $123.2 million compared to $123.0 million at April 2, 2005.  Receivables for our European business totaled $79.7 million at April 1, 2006 versus $86.4 million a year ago.  Approximately $21.1 million of our European segment’s accounts receivable is insured for collection purposes.  The Company’s inventory levels increased $16.0 million to $111.6 million at April 1, 2006 from $95.6 million at April 2, 2005, but decreased by $10.4 million from $122.0 million at December 31, 2005.  The increase versus the year ago period was primarily due to increased sales in North America and Europe and due to the Easter shift from first quarter last year to second quarter this year.  The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, and interest and principal payments on its debt, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe.

On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (“SERP”) which became effective January 1, 2006.  The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances.  The initial participants in the SERP are Maurice Marciano and Paul Marciano, Co-CEOs and Co-Chairmen of the Board, and Carlos Alberini, President and Chief Operating Officer.  As a non-qualified pension plan no funding of the SERP is required, however, the Company expects to make seven annual payments of approximately $3.6 million each into an insurance policy held in a rabbi trust to fund the expected obligations arising under the SERP. The cash surrender value of the insurance policy was $3.7 million as of April 1, 2006. The amount of future payments may vary, depending on the future years of service and future annual compensation of the participants and investment performance of the trust.

In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.  During the first quarter ended April 1, 2006, 6,361 shares of the Company’s common stock were issued out of its treasury shares pursuant to the ESPP at an average price of $29.18 per share for a total of $0.2 million.

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

WHOLESALE BACKLOG

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 48 hours. The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to stores.  Regarding our domestic wholesale backlog, as we disclosed previously, there has been a change in the way we operate our business for both men’s and women’s product. As a result, last year’s backlog for product reflected a longer shipping period of about two months for mens product. We estimate that if we were to exclude the additional orders from last year’s backlog, then the current backlog would be up about 3.7% from the prior year. Not taking into account the impact of this change, our domestic wholesale backlog as of May 6, 2006, consisting primarily of orders for fashion apparel, was approximately $42.6 million, compared to $45.6 million for such orders at May 6, 2005, or down 6.5%.  The backlog of wholesale orders at any given time is affected by various factors, including seasonality, the scheduling of market weeks and manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.”  SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company is still evaluating the statement but does not expect the adoption of SFAS 155 to have a material impact on the Company’s consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

The Company received United States dollars (“USD”) for approximately 60% of product sales and licensing revenue based on revenues during the first quarter ended April 1, 2006. Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the cost of goods in the future. In addition, royalties received from international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in USD. During the last three fiscal years, exchange rate fluctuations have not had a material impact on inventory costs. Due to the increase in foreign currency transactions and the fact that not all foreign currencies react in the same manner as the USD, the Company cannot quantify in any meaningful way the effect of currency fluctuations on future income.

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

Forward Exchange Contracts	USD Equivalent	Maturity Date	Fair Value in USD at April 1, 2006
Canadian dollars	$1,000,000	April 3 to April 28, 2006	$1,001,800
Canadian dollars	1,000,000	May1 to May 31, 2006	1,001,200
Canadian dollars	1,000,000	June 1 to June 30, 2006	997,771
Canadian dollars	1,000,000	July 5 to July 31, 2006	996,914
Canadian dollars	1,000,000	August 1 to August 31, 2006	996,314
	$5,000,000		$4,993,999
Euros	500,000	April 10, 2006	508,133
Euros	500,000	April 10, 2006	508,069
Euros	500,000	April 10, 2006	507,580
Euros	500,000	April 10, 2006	507,792
Euros	1,000,000	April 18, 2006	1,015,802
Euros	350,000	April 13, 2006	355,649
Euros	300,000	April 13, 2006	305,000
Euros	350,000	April 27, 2006	355,556
Euros	350,000	May 11, 2006	355,264
	$4,350,000		$4,418,845
	$9,350,000		$9,412,844

Based upon the rates at April 1, 2006, the cost to buy the equivalent USD of the $5.0 million and $4.4 million amounts discussed above was approximately $5.8 million Canadian dollars and approximately 3.6 million Euro, respectively. At April 2, 2005 the Company had forward exchange contracts to purchase $5.6 million USD and the fair value of those contracts at that date was $5.9 million USD.  At December 31, 2005, the Company had forward exchange contracts to purchase $5.0 million USD and the fair value of those contracts at that date was $5.1 million USD. At April 1, 2006, the Company had no currency contracts other than the Canadian dollar and Euro transactions described above.

Interest Rate Risk

At April 1, 2006, 35.2% of the Company’s indebtedness contained a fixed interest rate of 6.75%. At April 2, 2005, 46.7% of the Company’s indebtedness contained a fixed interest rate of 6.75%. Substantially all of the Company’s remaining indebtedness, including any borrowings under the Credit Facility or from European banks, is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have increased interest expense for the quarter ended April 1, 2006 by approximately $0.2 million.

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

There was no change in our internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.  The Company plans to implement new financial and operational systems in the second quarter of 2006 for our European operations.

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

Most major corporations, particularly those operating retail businesses, become involved from time to time in a variety of employment-related claims and other matters incidental to their business. With respect to the above matter, although the Company is not able to reasonably estimate the outcome and hence a possible loss or range of loss, in the opinion of our management, the resolution of the above matter or any of these pending incidental matters is not expected to have a material adverse effect on our consolidated results of operations or financial position.  No material amounts were accrued as of April 1, 2006 and April 2, 2005, related to any of the Company’s litigation.

ITEM 1A.  Risk Factors.

There have not been any material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 13, 2006.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Amended and Restated Bylaws of the Company. (2)
4.3	Specimen stock certificate. (1)
10.72	Guess?, Inc. 2006 Non-Employee Director’s Stock Grant and Stock Option Plan. (3)
*10.73	First Amendment to the Guess?, Inc. 2004 Equity Incentive Plan
*31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
*31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
*31.3	Certification of President, Chief Operating Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)
*32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
*32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)
*32.3	Certification of President, Chief Operating Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

*	Filed herewith.
(1)	Incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on July 30, 1996.
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.
(3)	Incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement on Form 14A filed April 14, 2006.
(4)	A signed original of this written statement required by Section 302 has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.
(5)	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.

Date: May 11, 2006	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President, Chief Operating Officer and Interim Chief Financial Officer (Principal Financial Officer)