Form 10-Q
period 2006-07-01
GUESS INC
filed 2006-08-09
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended July 1, 2006

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

As of August 7, 2006, the registrant had 45,616,748 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	Jul. 1, 2006	Dec. 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$197,346	$171,549
Receivables, net	75,782	81,762
Inventories, net	127,425	122,037
Prepaid expenses and other current assets	16,884	16,231
Deferred tax assets	16,439	16,439
Total current assets	433,876	408,018
Property and equipment, net	158,675	144,007
Goodwill	20,623	20,623
Long-term deferred tax assets	37,226	37,226
Other assets	47,712	23,500
	$698,112	$633,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$27,085	$35,051
Accounts payable	100,139	87,711
Accrued expenses	97,886	94,464
Total current liabilities	225,110	217,226
Notes payable, long-term debt and capital lease obligations, excluding current installments	48,154	53,199
Long-term deferred rent and lease incentives	29,512	28,688
Long-term deferred royalties	39,826	43,423
Other long-term liabilities	19,013	2,545
	361,615	345,081

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 66,558,018 and 65,943,525 shares, outstanding 45,598,917 and 44,969,110 shares at July 1, 2006 and December 31, 2005, respectively	174	167
Paid-in capital	203,184	189,886
Deferred compensation	—	(1,389)
Retained earnings	280,691	251,561
Accumulated other comprehensive income	8,781	4,515
Treasury stock, 20,959,101 and 20,974,415 shares repurchased at July 1, 2006 and December 31, 2005, respectively	(156,333)	(156,447)
Total stockholders’ equity	336,497	288,293
	$698,112	$633,374

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	Jul. 1, 2006	Jul. 2, 2005	Jul. 1, 2006	Jul. 2, 2005
Net revenue:
Product sales	$217,601	$168,913	$462,544	$373,107
Net royalties	13,436	9,322	27,471	20,736
	231,037	178,235	490,015	393,843
Cost of product sales	138,584	111,757	293,930	245,142
Gross profit	92,453	66,478	196,085	148,701

Selling, general and administrative expenses	70,595	58,717	148,218	125,786
Earnings from operations	21,858	7,761	47,867	22,915

Other (income) expense:
Interest expense	1,627	1,508	3,271	3,262
Interest income	(1,411)	(458)	(2,621)	(893)
Other income	(1,172)	—	(1,172)	—
	(956)	1,050	(522)	2,369

Earnings before income tax expense	22,814	6,711	48,389	20,546

Income tax expense	9,080	2,547	19,259	8,219

Net earnings	$13,734	$4,164	$29,130	$12,327

Earnings per share:
Basic	$0.30	$0.09	$0.65	$0.28
Diluted	$0.30	$0.09	$0.64	$0.28

Weighted average shares outstanding:
Basic	45,242	44,238	45,105	44,219
Diluted	45,933	44,703	45,838	44,677

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended
	Jul. 1, 2006	Jul. 2, 2005

Cash flows from operating activities:
Net earnings	$29,130	$12,327
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	16,210	16,071
Amortization of intangible assets	1,370	914
Share-based compensation expense	2,700	482
Loss (gain) on disposition of property and equipment	816	(108)
Other items, net	2,161	(3,830)
Changes in operating assets and liabilities:
Receivables	5,980	25,971
Inventories	(5,388)	(16,024)
Prepaid expenses and other assets	(4,415)	3,930
Accounts payable and accrued expenses	14,179	(23,471)
Long-term deferred rent and lease incentives	824	1,810
Long-term deferred royalties	(416)	6,347
Other long-term liabilities	1,693	—
Net cash provided by operating activities	64,844	24,419
Cash flows from investing activities:
Purchases of property and equipment	(25,299)	(23,938)
Proceeds from the disposition of property and equipment	—	2,531
Disposition of short-term investments	764	—
Purchases of long-term investments and deposits on property and equipment	(7,469)	—
Acquisition of European jeanswear licensee, net of cash acquired	—	(19,982)
Net cash used in investing activities	(32,004)	(41,389)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	45,916	57,154
Repayments of notes payable and long-term debt	(64,514)	(57,894)
Issuance of common stock under employee stock plans	6,884	406
Excess tax benefits from share-based compensation	3,652	—
Net cash used in financing activities	(8,062)	(334)
Effect of exchange rates on cash and cash equivalents	1,019	(426)
Net increase (decrease) in cash and cash equivalents	25,797	(17,730)
Cash and cash equivalents at beginning of period	171,549	106,003
Cash and cash equivalents at end of period	$197,346	$88,273
Supplemental disclosures:
Cash paid during the period for:
Interest	$2,291	$2,595
Income taxes	3,483	13,096
Non-cash investing and financing activities:

During the six months period ended July 1, 2006, the Company increased its capital lease obligation relating to fixed asset build-outs of $4.5 million for its new European building that it acquired in December 2005.

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2006

(unaudited)

(1)                                 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of GUESS?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of July 1, 2006, and the condensed consolidated statements of operations and cash flows for the three and six months ended July 1, 2006 and July 2, 2005, respectively. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the three and six months ended July 1, 2006 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

The Company’s quarterly fiscal reporting period usually ends on the Saturday nearest the calendar quarter end and its year ends on December 31.  The three months ended July 1, 2006 had the same number of days as the three months ended July 2, 2005.  However, the six months ended July 1, 2006 had 182 days compared to 183 days in the six months ended July 2, 2005.

Certain reclassifications have been made to the December 31, 2005 condensed consolidated balance sheet to conform to classifications used in the current year.  As of December 31, 2005, we reclassified restricted cash of $2.8 million from prepaid expenses and other current assets to other assets; and reclassified the current portion of capital lease obligations amounting to $0.8 million from accrued expenses to current installments of notes payable, long-term debt and capital lease obligations and reclassified the long-term portion of capital lease obligations amounting to $13.1 million from other long-term liabilities to notes payable, long-term debt and capital lease obligations, excluding current installments.

(2)                                 Summary of Significant Accounting Policies

Revenue Recognition

General

The Company recognizes retail operations revenue at the point of sale and wholesale operations revenue from the sale of merchandise when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable. The Company accrues for estimated sales returns and other allowances in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and reduces sales and cost of sales accordingly based on historical return experience. The change in sales returns accruals increased gross profit by $0.8 million and $0.6 million for the three months ended July 1, 2006 and July 2, 2005, respectively, but decreased gross profit by $1.2 million and $1.2 million for the six months ended July 1, 2006 and July 2, 2005, respectively.  The sales returns accruals were $4.3 million and $2.1 million at July 1, 2006 and July 2, 2005, respectively. In the three and six months ended July 1, 2006, the Company recorded a retail sales returns accrual which resulted in additional expense of $0.1 million and $0.8 million, respectively. Management evaluated the effects of not accruing for retail sales returns in prior periods and determined the impact to be immaterial.

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

Classification of Certain Costs and Expenses

The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in cost of product sales. Distribution costs related to the wholesale segment and European wholesale businesses are included in selling, general and administrative expenses and amounted to $2.3 million and $1.3 million for the three months ended July 1, 2006 and July 2, 2005, respectively, and $7.2 million and $3.6 million for the six months ended July 1, 2006 and July 2, 2005, respectively.  The Company includes store selling, selling and merchandising, advertising, wholesale distribution costs, design and other corporate overhead costs as components of selling, general and administrative expenses.

Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period using the treasury stock method.  For the three and six months ended July 1, 2006 and July 2, 2005, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock and other nonvested equity awards and was not significant.  For the three months ended July 1, 2006 and July 2, 2005, options for 318,339 and 1,104,873, respectively, of the Company’s shares and for the six months ended July 1, 2006 and July 2, 2005, options for 227,006 and 1,174,566, respectively, of the Company’s shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

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

Comprehensive Income

Comprehensive income consists of net earnings, unrealized gain (loss) on investments available for sale and foreign currency translation adjustments.  A reconciliation of comprehensive income for the three and six-month periods ended July 1, 2006 and July 2, 2005 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jul. 1, 2006	Jul. 2, 2005	Jul. 1, 2006	Jul. 2, 2005
Net earnings	$13,734	$4,164	$29,130	$12,327
Unrealized gain (loss) on investments, net of tax	(283)	20	(120)	(130)
Foreign currency translation adjustment	3,619	(1,466)	4,386	(2,797)
Comprehensive income	$17,070	$2,718	$33,396	$9,400

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as an expense in the income statement. SFAS 123R generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in APB Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees.”  SFAS 123R is effective for the Company beginning with the first quarter of 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provided the staff’s views regarding the interaction between SFAS 123R and certain SEC rules and regulations and also the valuation of share-based payment arrangements for public companies. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective transition method. This method requires that compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 pro-forma disclosures. The impact of SFAS 123R on the Company’s statement of operations in 2006 and beyond will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. The Company incurred an incremental expense of $2.2 million, or $0.03 per diluted share, during the first six months of fiscal 2006 as a result of the adoption of SFAS 123R. See Note 8 for further information regarding stock-based compensation.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 (“FSP13-1”), “Accounting for Rental Costs Incurred during the Construction Period,” which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. These rental costs shall be included in income from continuing operations. The effective date of this FSP guidance is the first reporting period beginning after December 15, 2005. The Company’s policy prior to the adoption of FSP 13-1 was to capitalize pre-opening rental costs and amortize them over the remaining lease term. The Company currently expects to incur incremental pre-opening rental expense of approximately $1.3 million during fiscal 2006 for new stores to be opened during 2006 with a subsequent reduction in amortization expense over the remaining lease term. The impact on the six-month period ended July 1, 2006 was approximately $0.8 million of additional expense.

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

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  The EITF reached a consensus that (a) the scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and (b) that the presentation of taxes within the scope on either a gross or a net basis is an accounting policy decision that should be disclosed under APB Opinion 22.  Furthermore, for taxes reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented.  The consensus is effective, through retrospective application, for periods beginning after December 15, 2006.  The FASB ratified the consensus on June 28, 2006.  Earlier application is permitted.  The Company records taxes collected from customers for revenue producing transactions on a net basis.  The Company does not expect to change this policy upon adoption of the EITF, and hence, does not expect the adoption of this consensus to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 may have on its financial position or results of operations.

(3)                                 Accounts Receivable

Accounts receivable consists of trade receivables, net of reserves of $12.4 million and $9.4 million, at July 1, 2006 and December 31, 2005, respectively, and royalty receivables, less allowance for doubtful accounts of $0.7 million and $0.7 million, at July 1, 2006 and December 31, 2005, respectively.

(4)                                 Inventories

Inventories consist of the following (in thousands):

	Jul. 1, 2006	Dec. 31, 2005
Raw materials	$5,016	$8,046
Work in progress	3,963	4,439
Finished goods — Europe	37,656	34,168
Finished goods — Retail	68,197	63,790
Finished goods — Wholesale	12,593	11,594
	$127,425	$122,037

As of July 1, 2006 and December 31, 2005, reserves to write-down inventories to the lower of cost or market totaled $9.7 million and $9.1 million, respectively.

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

Net revenue and earnings (loss) from operations are summarized as follows for the three and six-month periods ended July 1, 2006 and July 2, 2005 (in thousands):

	Three Months Ended		Six Months Ended
	Jul. 1, 2006	Jul. 2, 2005	Jul. 1, 2006	Jul. 2, 2005
Net revenue:
Retail operations	$163,948	$132,908	$302,906	$249,403
Wholesale operations	30,827	26,087	61,624	57,146
European operations	22,826	9,918	98,014	66,558
Licensing operations	13,436	9,322	27,471	20,736
	$231,037	$178,235	$490,015	$393,843

Earnings (loss) from operations:
Retail operations	$20,988	$13,457	$23,109	$10,049
Wholesale operations	3,550	279	5,930	2,406
European operations	(2,326)	(4,853)	18,853	11,000
Licensing operations	12,040	7,906	24,325	17,050
Corporate overhead	(12,394)	(9,028)	(24,350)	(17,590)
	$21,858	$7,761	$47,867	$22,915

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

For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company’s financial performance as measured by a cash flow test. This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Monthly commitment fees for unused borrowings up to $60 million under the Credit Facility are 37.5 basis points per annum. The Credit Facility requires the Company to maintain a minimum tangible net worth, as defined, if excess availability under the Credit Facility is less than $20 million. The agreement also restricts the payment of dividends by the Company, the incurrence of certain indebtedness and certain loans, and investments other than capital expenditures. The Credit Facility may be withdrawn at the discretion of the lenders at any time that an event of default, as defined in the Credit Facility, exists or has occurred and is continuing, subject to cure provisions in certain cases.

On December 30, 2004, the Company and certain of its affiliates entered into an amendment to the Credit Facility. The amendment, among other things, (i) increased to $55 million the aggregate amount of letters of credit that may be outstanding under the loan agreement, and limited the amount of letters of credit that may be issued in currencies other than U.S. dollars to $35 million, (ii) permitted the acquisition by the Company and its affiliates of the remaining shares of capital stock not then owned by the Company and its affiliates of Maco Apparel S.r.l., a former licensee of the Company, and (iii) permitted the guarantee of certain indebtedness by the Company and its affiliates in connection with the acquisition. The documents covering the Canadian portion of the Credit Facility were also amended to permit the actions described in clauses (ii) and (iii) above. At July 1, 2006, the Company had $1.9 million in outstanding borrowings under the Credit Facility, $7.2 million in outstanding standby letters of credit, $19.4 million in outstanding documentary letters of credit, and approximately $42.3 million available for future borrowings.

The Credit Facility expires on September 27, 2006. The Company is currently negotiating with prospective lenders and expects to extend or refinance the facility on similar or improved terms.

On April 28, 2003, Guess? Royalty Finance LLC, a wholly-owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (“Secured Notes”). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements. The carrying value of the assets pledged as collateral, namely royalty receivables, was $9.4 million at July 1, 2006 and was classified as current assets. The Secured Notes obligate the Issuer to pay interest and amortize principal quarterly. Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), a wholly owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company. The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000. At July 1, 2006, the Company had approximately $2.3 million of restricted cash related to the interest reserve. At July 1, 2006, the Company had $34.4 million outstanding under the Secured Notes, of which $20.9 million is classified as long-term debt.

The Company’s European operation maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy. Under these agreements, the Company can borrow up to $70.4 million with annual interest rates ranging from 3.2% to 4.6%. At July 1, 2006, the Company had $6.8 million of borrowings outstanding under these agreements with a weighted average annual interest rate of 3.7%. These agreements are denominated in Euros, have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by a $5.1 million standby letter of credit issued under the Credit Facility. None of the agreements has stated maturities.

The Company’s European operation had term loans with three banks totaling $12.6 million at July 1, 2006 with a weighted average annual interest rate of 4.5%.  Of this amount, $9.1 million is classified as long-term debt. Two of these loans are unsecured and have no financial ratio covenants. Their interest rates vary by bank but are either the Euribor six-month rate plus 1.5% or the Euribor three-month rate plus 1.5%. The interest rate of the third loan is the Euribor six-month rate plus 1.35% and contains certain financial ratio covenants.  These loans mature between April 2008 and July 2010 and require principal and interest payments quarterly or semi-annually.  All three term loans are denominated in Euros.

The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs to be completed in 2006. The building is the new headquarters for the Company’s European operation. This transaction resulted in a capital lease obligation of $19.6 million, including build-outs, as of July 1, 2006.  The Company subsequently entered into separate interest rate swap agreements designated as non-hedging instruments resulting in a fixed rate of 3.55%.  These interest rate swap agreements mature through 2016 and convert the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt.  The fair value of the interest rate swap asset as of July 1, 2006 was approximately $0.5 million.

(8)                                 Stock-Based Compensation

The Company has four stock-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the “Plan”) provides that the Board of Directors may grant stock options to officers, key employees and certain consultants and advisors to the Company or any of its subsidiaries. The Plan authorizes grants of options to purchase up to 10,000,000 authorized but unissued shares of common stock. At July 1, 2006 and July 2, 2005, there were 9,000,075 and 9,365,100 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. The two most recent annual grants had a vesting period of three years and ten months, and three years and six months, with an initial vesting period of ten months and six months, respectively, followed by three annual vesting periods. The Guess?, Inc. Employee Stock Purchase Plan (“ESPP”) allows for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Guess?, Inc. 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (the “Director Plan”) provides for the grant of certain stock and stock options to non-employee directors. The Director Plan authorizes grants of options to purchase up to 1,000,000 authorized but unissued shares of common stock which consists of the 500,000 shares that were initially approved for issuance on July 30, 1996 plus an additional 500,000 shares that were approved for issuance effective May 9, 2006. At July 1, 2006 and July 2, 2005, there were 541,516 and 87,516 shares available for grant under this plan, respectively. In addition, the Guess?, Inc. 1996 Equity Incentive Plan, under which equity grants have not been permitted since the approval of the Plan in 2004, continues to govern outstanding awards previously made thereunder.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the six-month period ended July 1, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for new grants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company’s common stock. The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin No. 107. The dividend yield is assumed to be zero since the Company has no current plan to declare dividends. The expected forfeiture rate is determined based on historical data. Compensation expense for new stock options and nonvested stock awards is recognized on a straight—line basis over the vesting period. In accordance with the modified prospective transition method, results for prior periods have not been restated. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle. On January 1, 2006, the Company also reclassified the balance in unearned compensation to paid-in capital in excess of par value in the consolidated balance sheet in accordance with the provisions of SFAS 123R.

The following table illustrates the pro-forma effect on net earnings and earnings per share for the three and six-month period ended July 2, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	Jul. 2, 2005	Jul. 2, 2005

Net earnings, as reported	$4,164	$12,327
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	87	289
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,753)	(3,263)
Pro forma net earnings	$1,498	$9,353

Earnings per share:
Basic—as reported	$0.09	$0.28
Basic—pro forma	$0.03	$0.21

Diluted—as reported	$0.09	$0.28
Diluted—pro forma	$0.03	$0.21

The fair value of stock options used to compute the pro-forma net earnings and earnings per common share disclosures above for the   three and six months ended July 2, 2005 is the estimated value at the grant date using the Black-Scholes option-pricing model.  The following weighted-average assumptions are used for the calculation of the first six-month’s grants in 2005: a risk-free interest rate of 3.88%; an expected volatility of 56.0%; and an expected life of 5 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of the historical volatility for the expected term. The expected life is based on historical data. Using the Black-Scholes option-pricing model, the weighted-average fair value of each option granted during the six months ended July 2, 2005 was $8.84.

Stock options

The following table summarizes the stock options activity under all of the Company’s stock plans during the six months ended July 1, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at December 31, 2005	2,117,268	$13.33
Granted	310,400	37.62
Exercised	(517,186)	(13.22)
Forfeited or expired	(131,275)	(17.29)
Options outstanding at July 1, 2006	1,779,207	$17.31	7.89	$43,604
Exercisable at July 1, 2006	670,258	$11.67	6.82	$20,161
Options exercisable and expected to vest at July 1, 2006	1,651,302	$15.02	7.89	$40,900

The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the six months ended July 1, 2006: a risk-free interest rate of 4.56%, an expected volatility of 56.8%, an expected forfeiture rate of 17.3%; and an expected life of 6.25 years.

The weighted-average grant-date fair value of options granted was $20.04 during the six months ended July 1, 2006.   The total intrinsic value of stock options exercised during the six-month periods ended July 1, 2006 and July 2, 2005 was $13.1 million and $0.5 million, respectively.  The intrinsic value of stock options is defined as the difference between the current market value and the grant-date exercise price. The total cash received from these option exercises was $6.8 million and $0.3 million during the six-month periods, respectively.  The excess tax benefit realized for the tax deductions from these option exercises for the first six months of 2006 and 2005 was $3.3 million and $0.2 million, respectively, and is included in cash flows from financing activities for the six months ended July 1, 2006, as required by FAS 123R. The compensation expense recognized was $1.8 million before the recognized income tax benefit of $0.7 million during the six months ended July 1, 2006. As of July 1, 2006, there was approximately $9.3 million of unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 1.46 years.

Nonvested stock awards/units

The following table summarizes the nonvested stock awards/units activity under all of the Company’s stock plans during the six months ended July 1, 2006:

	Number of Shares/Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	176,975	$16.29
Granted	158,400	38.61
Vested	(40,400)	(15.26)
Forfeited or expired	(32,750)	(18.64)
Nonvested at July 1, 2006	262,225	$29.64

The weighted-average grant-date fair value of nonvested stock awards/units granted during the six months ended July 1, 2006 was $38.61. The total fair value at grant date of previously nonvested stock awards/units that were vested during the six months ended July 1, 2006 was $0.6 million. During the 2006 and 2005 six-month periods, the total intrinsic value of nonvested stock awards/units vested was $1.5 million and $0.7 million, respectively.  The excess tax benefit realized for the tax deductions from these vested shares for the same periods was $0.4 million and $0.1 million, respectively, and has been included in cash flows from financing activities for the period ended July 1, 2006. The total intrinsic value of nonvested stock awards/units outstanding and unvested at July 1, 2006 was $10.9 million. The compensation expense included in SG&A recognized during the first six months of 2006 was $0.7 million, before the recognized income tax benefit of $0.3 million. As of July 1, 2006, there was approximately $4.8 million of total unamortized unrecognized compensation cost related to nonvested stock awards/units. This cost is expected to be recognized over a weighted-average period of 1.55 years.

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

During the six months ended July 1, 2006, 15,314 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $30.43 per share.

The fair value of stock compensation expense associated with our ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model.

Valuation Assumptions	Jul. 1, 2006	Jul. 2, 2005
Risk-free interest rate	4.73%	2.85%
Stock price volatility	37.0%	45.0%
Expected life of ESPP options (in months)	3	3

The weighted-average grant-date fair value of ESPP options granted during the three months ended July 1, 2006 and July 2, 2005 was $10.47 and $4.62, respectively.

(9) Related Party Transactions

The Company is engaged in various transactions with entities affiliated with trusts for the respective benefit of Maurice and Paul Marciano, who are executives of the Company, Armand Marciano, their brother and former executive of the Company, and certain of their children.

The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of its affiliates. There are three of these leases in effect at July 1, 2006, with expiration dates in February 2007, July 2008 and December 2014. The total lease payments to these limited partnerships are currently $0.3 million per month.

Aggregate rent expense under the two U.S. related party leases in effect was $1.4 million for both of the first six months ended July 1, 2006 and July 2, 2005. The Company believes the related party lease has not been significantly affected by the fact that the Company and the lessors are related.

During the first quarter of 2005, the Company, through a wholly-owned Canadian subsidiary, began leasing warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with Maurice Marciano and Paul Marciano. The lease has a term of 10 years with initial lease payments of approximately $530,000 Canadian per year. The Company and the lessors entered into a written lease agreement during the second quarter of 2005.  Total rent expense was approximately $254,000 Canadian in both of the first six months ended July 1, 2006 and July 2, 2005. The Company believes the related party lease has not been significantly affected by the fact that the Company and the lessors are related.

The Company entered into an agreement with MPM Financial, LLC, a California limited liability company (“MPM Financial”) owned by an affiliated trust of Maurice Marciano and Paul Marciano, to periodically charter an aircraft owned by MPM Financial and managed pursuant to an Aircraft Charter and Management Services Agreement dated December 31, 2004 by and between MPM Financial and The Air Group, Inc. (“The Air Group”), an independent third party. Under the charter arrangement, the Company was entitled to receive a ten percent discount from the standard hourly charter rates The Air Group charges for the aircraft to unrelated third parties. Although the Company and MPM Financial have terminated the agreement, the Company has and may from time to time continue to charter the aircraft on substantially similar terms to those in the prior agreement. The total fees paid under this arrangement during the first six months ended July 1, 2006 was approximately $0.2 million.

On January 1, 2003, the Company entered into a license agreement with BARN S.r.l. (“BARN”), an Italian corporation, under which the Company granted BARN the right to manufacture and distribute children’s clothing in certain territories of Europe for a term of three years. The license agreement was amended as of June 19, 2006 to, among other things, extend the term until December 31, 2009.  The license agreement has terms substantially similar to the Company’s other license agreements. Two key employees of the Company’s wholly-owned subsidiary, Guess Italia, S.r.l., own BARN. During both of the first six months of 2006 and 2005, the Company recorded $0.5 million in revenues related to this license. At July 1, 2006 and December 31, 2005 the Company had negligible royalty receivable due from BARN.

Please also refer to the disclosure concerning related party transactions in the Company’s Form 10-K for the year ended December 31, 2005.

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

Incentive Bonuses

Certain officers and key employees of the Company are entitled to incentive bonuses, primarily based on net earnings of the Company or particular operations thereof. In addition, on September 27, 2005 the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved performance criteria for the payment of special bonuses to Paul Marciano, Co-Chairman of the Board and Co-Chief Executive Officer of the Company, under the Company’s 2004 Equity Incentive Plan (the “Incentive Plan”) if the performance targets with respect to future earnings from operations for the Company’s licensing segment are met. The Company recorded bonus related expense of $4.6 million, including payroll taxes, in 2005 related to these special licensing bonuses of which $3.2 million, including payroll taxes, was paid in the second quarter of fiscal year 2006. If the pre-established licensing performance targets are achieved in 2007 and 2008 and the Company receives a fixed cash rights payment of $35.0 million due in 2012 from one of its licensees, the Company will record a further $5.0 million in special bonus expense, excluding payroll taxes, to Paul Marciano through January 2012.

Litigation

On February 1, 2005, a complaint was filed by Michele Evets against the Company in the Superior Court of the State of California for the County of San Francisco.  The complaint purports to be a class action filed on behalf of current and former Guess store managers in California.  Plaintiffs seek overtime wages and a preliminary and permanent injunction.  The Company answered the complaint on April 28, 2005.  No trial date has been set.  However, the parties have agreed to participate in a voluntary mediation on August 16, 2006.  With respect to this matter, the Company is not currently able to reasonably estimate the possible loss or range of loss, and accordingly it has not recorded an accrual with respect thereto.

The Company is also involved in various other employment-related claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position.  No material amounts were accrued as of July 1, 2006 and December 31, 2005, related to any of the Company’s litigation.

Corporate Aircraft

In May 2006, the Company entered into an agreement to acquire a new corporate aircraft with a scheduled delivery date in December 2007 and made a down payment of approximately $5.0 million, with progress payments totaling $13.9 million to be made through the expected delivery date.  The acquisition will replace the current aircraft fractional ownership arrangement.  The Company is currently negotiating with several lenders to fund the full purchase price of the aircraft and is considering entering into a sale and leaseback arrangement on completion of construction of the aircraft.

(11)                          Supplemental Executive Retirement Plan

On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (“SERP”) which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The initial participants in the SERP are Maurice Marciano and Paul Marciano, Co-CEOs and Co-Chairmen of the Board, and Carlos Alberini, President and Chief Operating Officer. As a non-qualified pension plan no funding of the SERP is required, however, the Company expects to make seven annual payments of approximately $3.6 million each into an insurance policy held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender value of the insurance policy was $3.7 million as of July 1, 2006 and is included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust.

The components of net periodic pension cost for the three and six-month period ended July 1, 2006 are (in thousands):

	Three Months Ended	Six Months Ended
	July 1, 2006	July 1, 2006
Service cost	$35	$69
Interest cost	295	591
Net amortization of unrecognized prior service cost	436	871
Net periodic defined benefit pension cost	$766	$1,531

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

$—

The Company assumed a discount rate of 6.0% as part of the actuarial valuation performed to calculate the projected benefit obligation and accumulated benefit obligation disclosed above. The rate is considered appropriate based on the timing of cash flows expected to be made in the future to the participants. At July 1, 2006, the intangible asset of $14.7 million is included in other assets and the related liability of $16.2 million is included in other long-term liabilities which included pension expense accrued for the six-month period ended July 1, 2006.

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

Summary

We derive our net revenue from the sale of GUESS? men’s and women’s apparel, MARCIANO women’s apparel and our licensees’ products through our network of retail and factory outlet stores primarily in the United States and Canada, from the sale of GUESS? men’s and women’s apparel worldwide to wholesale customers and distributors, from net royalties from worldwide licensing activities, from the sale of GUESS? apparel and certain of our licensees’ products through the wholesale channels of our 100% owned Canadian subsidiary, GUESS? Canada Corporation (“GUESS Canada”), our 100% owned Italian subsidiary, GUESS? Italia, S.r.l. (effective June 1, 2006, merged with Maco Apparel, S.p.A, the 100% owned entity acquired in 2005), and from the sale of GUESS? and MARCIANO apparel and our licensee products through our on-line stores at www.guess.com, www.guessfactory.com, www.marciano.com and www.guess.ca.

Unless the context indicates otherwise, when we refer to “we,” “us” or the “Company” in this Form 10-Q, we are referring to GUESS?, Inc. and its subsidiaries on a consolidated basis.

The Company’s quarterly fiscal reporting period usually ends on the Saturday nearest the calendar quarter end and its year ends on December 31.  The three months ended July 1, 2006 had the same number of days as the three months ended July 2, 2005.  However, the six months ended July 1, 2006 had 182 days compared to 183 days in the six months ended July 2, 2005.

The Company reports comparable store sales for its stores in the U.S. and Canada.  A store is considered comparable after it has been open for 13 full months.  If a store remodel or relocation results in a square footage change of more than 15%, the store is removed from the comparable store base until it has been opened at its new size or in its new location for 13 full months.

Executive Summary

The Company’s business continued to improve with net earnings of $13.7 million, or diluted earnings of $0.30 per share, in the second quarter of 2006 compared with net earnings of $4.2 million, or diluted earnings of $0.09 per share, in the second quarter of 2005. For the 2006 second quarter, the Company achieved an operating margin of 9.5%, up 510 basis points from 4.4% in the period last year.  The Company generated earnings growth in all of its four business segments compared to last year’s second quarter.  The Company’s revenues increased 29.6% to $231.0 million in the second quarter of 2006 from $178.2 million in the second quarter of 2005. Overall, the Company improved gross margins by 270 basis points in the 2006 second quarter compared to the same period of the prior year. This margin improvement was driven by better European retail and wholesale margins and by a shift in mix toward European revenues, which generate higher margins than North American revenues.  Our retail margins improved in the quarter due to improved leverage of occupancy costs as a result of increased retail sales.  The wholesale margins also improved in the quarter due to higher volumes and lower markdown allowances.  Higher licensing revenues also contributed to the increase in margins in the quarter. SG&A expense increased 20.2% to $70.6 million in the 2006 quarter, compared to $58.7 million in the 2005 second quarter.  As a percentage of revenues, SG&A expense was down 240 basis points to 30.5% compared to the prior year quarter.  The additional spending occurred in selling and marketing expenses to support sales growth and North American store expansion, infrastructure to support European growth and increased performance compensation, including $1.6 million, or $0.02 per share, due to incremental stock compensation expenses arising from the adoption of the new stock option accounting rules.

The Company ended the second quarter of 2006 with $197.3 million in cash and cash equivalents compared to $88.3 million a year ago. Our total debt including capital lease obligations at the end of the 2006 second quarter was $75.2 million, down $12.7 million from $87.9 million at the end of the 2005 second quarter.  Inventory increased by $14.2 million or 12.6% to $127.4 million at July 1, 2006 compared to $113.2 million at July 2, 2005.  The increase was primarily due to higher retail inventories to support an increased number of stores and higher European inventories to support a higher sales volume expected in the third quarter.

Our retail segment, including full-priced retail, factory outlet, Canada, and E-commerce, generated net sales of $164.0 million in the second quarter of 2006, an increase of 23.4%, from $132.9 million in the prior year period. This growth was driven by a comparable store sales increase of 17.4% and a larger store base, which represented a 4.9% increase in average square footage as compared to the same period last year. The growth in net revenues resulted from a more successful product assortment across our accessories, women’s and men’s lines of business.  Retail earnings from operations increased by $7.5 million to $21.0 million in the 2006 second quarter compared to $13.5 million in the 2005 second quarter.  This increase was driven primarily by higher sales productivity resulting in equal leverage improvements of both occupancy costs and SG&A expenses.

We continue to refine our two new stand-alone store concepts, MARCIANO and Guess Accessories, and we believe that these concepts have the potential to become significant chains over time. The MARCIANO brand, our contemporary line that commands higher price points, is also available in approximately 109 of our full-price retail stores in the U.S. and Canada.  We have opened stores in key markets in the U.S. and Canada with a focus on superior locations with highly attractive return opportunities.  We opened two Marciano stores and three Guess Accessories stores in the second quarter of 2006.

We ended the quarter with a total of 320 stores in North America, including Canada, of which 190 were full priced retail, 99 were factory outlet stores, 17 were Marciano stores and 14 were Guess Accessories stores. This compares to 301 stores a year ago.

Wholesale segment revenues in the 2006 second quarter increased 18.2% to $30.8 million from $26.1 million in the 2005 second quarter. Our products were sold in the U.S. in approximately 860 major doors at the end of the second quarter of 2006 versus approximately 930 major doors at the end of the second quarter a year ago.  The merger of Federated Dept. Stores, Inc. and May Company was the primary reason for the loss of doors in 2006.  Earnings from operations for the wholesale segment improved by $3.3 million to $3.6 million from $0.3 million due to the higher revenues, improved gross margin as a result of lower markdown allowances and lower SG&A expenses due to better expense management.

In Europe, second quarter revenues grew by $12.9 million, or 130.1%, to $22.8 million compared to $9.9 million in the second quarter of 2005.  The majority of the revenue growth was generated by our European wholesale business.  This business was driven primarily by our handbag and footwear lines, with our apparel line also contributing to the revenue increase.  We increased the number of owned stores in the region, which also contributed to sales growth in the quarter.  We opened two stores in Europe this quarter and ended the quarter with 21 owned stores versus 13 a year ago.  The operating loss from our European segment decreased to $2.3 million in the second quarter of 2006 from $4.9 million in the second quarter of 2005 due to higher sales volume, improved gross margin and significant SG&A expense leverage.

Our licensing business generated second quarter net revenues of $13.4 million, up 44.1%, from $9.3 million in the prior year’s quarter.  This increase was driven by our accessories line, especially handbags, footwear, watches and fragrance product categories.  Licensing segment earnings from operations increased $4.1 million, or 52.3% to $12.0 million in the second quarter of 2006 from $7.9 million in the second quarter of 2005 due to revenue growth by our licensees.

Outside of North America, we ended the quarter with 353 stores, of which 282 were Guess and Guess by Marciano and 71 were Guess Accessories stores. Of the 353 stores, 21 were owned and operated by Guess and 332 were operated by our licensees or distributors.

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

Accounts receivable reserves:

In the normal course of business, the Company grants credit directly to certain wholesale customers after a credit analysis based on financial and other criteria is performed.  Accounts receivable are recorded net of an allowance for doubtful accounts.  The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances through analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collection trends and an evaluation of the impact of current economic conditions.

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

Share-based compensation:

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method.  Under this method, compensation cost recognized in the quarter ended July 1, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for new grants.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.  The expected volatility is determined based on an average of both historical volatility and implied volatility.  Implied volatility is derived from exchange traded options on the Company’s common stock.  The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin No. 107.  The dividend yield is assumed to be zero since the Company has no current plan to declare dividends.  The expected forfeiture rate is determined based on historical data.  Compensation expense for new stock options and nonvested stock awards is recognized on a straight-line basis over the vesting period.  In accordance with the modified prospective transition method, results for prior periods have not been restated.

RESULTS OF OPERATIONS

Three and Six Months ended July 1, 2006 and July 2, 2005.

NET REVENUE.  Net revenue for the three months ended July 1, 2006 increased $52.8 million, or 29.6%, to $231.0 million from $178.2 million in the three months ended July 2, 2005.  All segments contributed to this increase with the largest increases occurring in the retail and European segments.

Net revenue from retail operations increased $31.1 million, or 23.4%, to $164.0 million in the quarter ended July 1, 2006 from $132.9 million in the quarter ended July 2, 2005.  The increase was driven by a comparable store sales increase of 17.4%, which accounted for $19.6 million of the increase, and an $11.5 million increase due to an average of 22 net new stores in operation representing a 4.9% increase in average square footage as compared to the same period last year.  The comparable store sales increase reflected the improved results of the young contemporary women’s (including MARCIANO) and men’s apparel lines and our accessories business.  The majority of the $19.6 million comparable store sales increase in North America was generated by our U.S. stores, however, our Canadian stores delivered the most significant comparable store sales rate increases.  Currency fluctuations accounted for $2.8 million of the increase in net retail revenue relating to our Canadian retail stores.

Net revenue from wholesale operations increased $4.7 million, or 18.2%, to $30.8 million in the quarter ended July 1, 2006 from $26.1 million in the quarter ended July 2, 2005. The increase in overall wholesale revenues was due to an increase in U.S. wholesale revenue of $3.5 million, or 18.6%, to $22.3 million from $18.8 million during the second quarter of 2005 and an increase in non-European international wholesale revenue of $1.2 million, or 16.4%, to $8.5 million from $7.3 million in the 2005 second quarter primarily due to improved sales in Canada.  The increase in U.S. wholesale revenue was attributable to both higher gross sales volume and lower markdown allowances. Our products were sold in the U.S. in approximately 860 major doors at the end of the second quarter of 2006 compared with approximately 930 major doors at the end of the second quarter of 2005.  Currency fluctuations also accounted for $0.5 million of the increase in net revenue relating to our Canadian wholesale business.

Net revenue from European operations increased $12.9 million, or 130.1%, to $22.8 million in the quarter ended July 1, 2006 from $9.9 million in the prior year period.  The increase reflected significant growth in our retail business in Europe, from a higher number of owned stores in the quarter, and higher sales in our apparel wholesale and accessories businesses.  The impact from currency fluctuations in the current period was insignificant.

Net royalty revenue for the quarter ended July 1, 2006 increased $4.1 million, or 44.1%, to $13.4 million from $9.3 million during the same period in 2005.  The increase was as a result of the strength of the accessories business, particularly handbags and watches, and the impact of incremental sales from the new footwear and fragrance licensees.

Net revenue for the six months ended July 1, 2006, increased $96.2 million, or 24.4%, to $490.0 million from $393.8 million in the six months ended July 2, 2005, primarily due to growth of our retail and European segments.

Net revenue from retail operations increased $53.5 million, or 21.5%, to $302.9 million in the first six months of 2006 from $249.4 million in the first six months of 2005.  This increase was due to a comparable store sales increase of 15.8%, which accounted for $32.9 million of the increase, and a $20.6 million increase due to an average of 25 net new stores in operation representing a 5.7% increase in average square footage as compared to the same prior year period.  While the majority of the $32.9 million comparable store sales increase was generated in our U.S. stores, the most significant comparable store sales rate increases were in our Canadian stores.  Currency fluctuations accounted for $4.2 million of the increase in net revenue relating to our Canadian retail stores.

Net wholesale revenue increased by $4.5 million, or 7.8%, to $61.6 million in the six months ended July 1, 2006 compared to $57.1 million in the same prior year period.  U.S. wholesale revenue increased $1.9 million to $42.6 million in the six months ended July 1, 2006 from $40.7 million during the same period in 2005.  International wholesale net revenues, excluding Europe, increased $2.6 million, or 15.9%, to $19.0 million in the first six months of 2006 from $16.4 million in the same prior year period.  International wholesale revenue increased primarily due to higher revenues in Canada.  Currency fluctuations accounted for $0.8 million of the increase in net revenue relating to our Canadian wholesale business.

Net revenue from European operations increased $31.4 million, or 47.3%, to $98.0 million in the six months ended July 1, 2006 from $66.6 million in the same prior year period.  The increase was due to growth in our accessories business, additional sales in our owned retail stores, and higher sales in our apparel wholesale business.  The increase was partially offset by a $7.1 million negative impact to net revenue resulting from currency fluctuations.

Net royalty revenue increased by $6.8 million, or 32.5%, to $27.5 million for the six-month period ended July 1, 2006 from $20.7 million during the comparable 2005 period.  The increase was as a result of the strength of the accessories business, particularly handbags and watches, and the impact of incremental sales from our new footwear and fragrance licensees.

GROSS PROFIT.  Gross profit increased $26.0 million, or 39.1%, to $92.5 million in the second quarter ended July 1, 2006, from $66.5 million in the comparable 2005 period.  The increase in gross profit primarily resulted from increased sales and improved margins in all segments.  Gross profit for the retail segment increased $12.9 million, or 28.2%, to $58.8 million from $45.9 million, primarily due to the 23.4% growth in retail sales during the second quarter of 2006 compared to the same prior year period.  Gross profit for the wholesale segment increased $2.9 million, or 36.8%, to $10.7 million during the second quarter of 2006 from $7.8 million in the prior year period, as a result of increased sales and lower markdown allowances.  Gross profit for our European operations increased $6.1 million, or 173.1%, to $9.6 million during the second quarter of 2006 from $3.5 million in the prior year period.  This European gross profit improvement was primarily attributable to the 130.1% increase in European sales.  Higher licensing revenues in the second quarter of 2006 increased overall gross profit by $4.1 million.

Gross margin (gross profit as a percentage of total net revenue) increased 270 basis points to 40.0% in the second quarter ended July 1, 2006 from 37.3% in the same period of 2005.  All four of our segments contributed positively to the improvement in gross margin.  The growth in the overall gross margin was attributable to higher margins in our European business, a higher percentage of European business in our overall revenue mix as our European business yields higher gross margins than in North America, higher licensing revenues, and the leverage of retail occupancy costs and higher wholesale net product margins.  Gross margin from product sales increased to 36.3% in the second quarter ended July 1, 2006 from 33.8% in the second quarter ended July 2, 2005.

Gross profit increased $47.4 million, or 31.9%, to $196.1 million in the six months ended July 1, 2006, from $148.7 million for the six months ended July 2, 2005.  The increase in gross profit during the six-month period ended July 1, 2006 resulted from increased sales and improved margins in all segments.  Gross profit for the retail segment increased $21.8 million, or 28.6%, to $98.2 million during the six months of 2006 from $76.4 million in the same prior year period due to higher retail sales.  Gross profit for the wholesale segment increased $2.4 million, or 13.6%, to $20.3 million during the first six months of 2006 from $17.9 million in the same prior year period, as a result of increased sales and lower markdown allowances.   Gross profit for our European operations increased $16.4 million to $50.1 million during the first six months of 2006 from $33.7 million in the same prior year period primarily attributable to the 47.3% increase in sales.  Higher licensing revenues in the first six months of 2006 increased overall gross profit by $6.8 million.

Gross margin increased 220 basis points during the six months ended July 1, 2006 to 40.0% from 37.8% during the same period in 2005.  Gross margin from product sales increased 220 basis points to 36.5% during the six months ended July 1, 2006 from 34.3% during the same period in 2005.  All four of our segments contributed positively to the improved gross margin.  Gross margin in the retail segment increased as a result of improved leverage of store occupancy costs due to the increase in comparable store sales.  The improved margins in wholesale reflected better sell through performance in our U.S. wholesale business.

The Company’s gross margins may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative (“SG&A”) expenses increased by $11.9 million, or 20.2%, to $70.6 million in the second quarter ended July 1, 2006, from $58.7 million in the comparable 2005 period, primarily due to the incremental costs necessary to operate an average of 22 net new stores in North America, increased costs in the European operations and additional performance based compensation expenses, including the impact of expensing options in accordance with the new accounting rules.  SG&A expenses in our European operations increased by $3.5 million including increases in distribution costs, depreciation and professional service fees in the 2006 second quarter to $11.9 million compared to $8.4 million in the 2005 second quarter.  The remaining SG&A increase of $8.4 million was primarily due to a $1.6 million increase representing the cost of operating an average of 22 net new stores in North America, a $1.6 million increase in comparable store selling expenses resulting from higher sales, a $1.5 million increase in advertising costs, a $1.6 million increase in stock compensation expense, and a $2.3 million increase in performance compensation and pension costs.  As a percentage of net revenue, SG&A expenses decreased 240 basis points to 30.5% in the second quarter ended July 1, 2006 from 32.9% in the comparable 2005 period.  This lower rate reflects lower expenses in the wholesale segment and improved leverage in both our retail and European segments as a result of higher revenues.

SG&A expenses increased $22.4 million, or 17.8%, to $148.2 million in the six months ended July 1, 2006 from $125.8 million in the six months ended July 2, 2005.  The increase was primarily attributable to an $8.4 million increase in our European operations, a $3.9 million increase representing the cost of operating an average of 25 net new stores in North America, a $1.6 million increase in comparable store selling expenses resulting from higher sales, a $2.2 million increase in stock compensation expense, a $5.3 million increase in performance compensation and pension costs and an increase in other costs of $1.0 million.  As a percentage of net revenue, SG&A expenses decreased 180 basis points to 30.2% in the first six months of 2006 from 32.0% in the comparable 2005 period reflecting lower expenses in the wholesale and licensing segments and improved leverage in both our retail and European segments as a result of higher revenues.

EARNINGS FROM OPERATIONS.  Earnings from operations increased to $21.9 million in the second quarter ended July 1, 2006 compared with earnings from operations of $7.8 million in the second quarter ended July 2, 2005.  The $14.1 million increase in earnings from operations primarily resulted from growth in all of our business segments.  The retail segment improved its earnings from operations to $21.0 million in the second quarter ended July 1, 2006 from $13.5 million during the same period in 2005 as a result of higher sales and gross profit partially offset by an increase in store selling and other costs.  The wholesale segment increased earnings from operations to $3.6 million in the second quarter ended July 1, 2006 from earnings from operations of $0.3 million in the comparable 2005 period.  The improvement in earnings from operations for the wholesale segment was principally due to improved gross margin performance in our U.S. wholesale business and lower operating expenses.  The European segment reduced its loss from operations to $2.3 million in the second quarter ended July 1, 2006 from a loss of $4.9 million in the comparable 2005 period due to improved performance of our accessories and apparel wholesale businesses in Europe.  The licensing segment increased its earnings from operations to $12.0 million in the second quarter ended July 1, 2006 from $7.9 million in the comparable 2005 period.  The improvement was primarily the result of higher revenues generated by our accessories licensees.  The cost of unallocated corporate overhead increased to $12.4 million in the second quarter ended July 1, 2006 from $9.0 million in the comparable 2005 period, mainly due to higher compensation costs, including stock option expense.

Earnings from operations for the six months ended July 1, 2006 increased to $47.9 million from $22.9 million for the six months ended July 2, 2005.  The $25.0 million increase in earnings from operations resulted from growth in all of our segments.  The retail segment generated earnings from operations of $23.1 million in the six months ended July 1, 2006 compared to $10.0 million in the same 2005 period.  The increase in earnings from operations for the retail segment was due to higher sales and gross profit partially offset by an increase in store selling and other costs.  Earnings from operations for the wholesale segment were $5.9 million in the six months ended July 1, 2006 compared to $2.4 million in the same 2005 period.  The increase in earnings from operations for the wholesale segment was principally due to a higher U.S. wholesale gross margin, and lower operating expenses.  The European segment increased its earnings from operations to $18.9 million in the six months ended July 1, 2006 from $11.0 million in the comparable 2005 period primarily due to $31.4 million of additional sales.  Earnings from operations for the licensing segment increased to $24.3 million for the 2006 six-month period from $17.1 million for the same 2005 period due primarily to higher revenues generated by our accessories licensees.  The cost of unallocated corporate overhead increased to $24.3 million in the six months ended July 1, 2006 from $17.6 million in the comparable 2005 period mainly due to higher professional fees and compensation costs, including stock option expense.

INTEREST EXPENSE AND INTEREST INCOME.  Interest expense increased 7.9% to $1.6 million in the second quarter ended July 1, 2006 from $1.5 million in the comparable 2005 period.  Total debt at July 1, 2006 was $75.2 million, and was comprised of: $34.4 million of the Company’s 6.75% Secured Notes due 2012; $21.2 million of bank debt, primarily from our European operations, and $19.6 million of capital lease obligations relating to our European building.  On a comparable basis, the average debt balance for the second quarter ended July 1, 2006 was $88.2 million, with an average effective interest rate of 7.2%, versus an average debt balance of $104.4 million, with an average effective interest rate of 5.8%, for the same period in 2005.  The higher effective interest rate for the second quarter of 2006 compared to the prior year period was due to an interest payment of $0.3 million to the IRS relating to the settlement of prior year audits. Interest income increased to $1.4 million in the second quarter ended July 1, 2006 from $0.5 million in the comparable 2005 period due to higher average invested cash balances and higher interest rates.

Interest expense was relatively flat at $3.3 million for both six-month periods.  On a comparable basis, the average debt balance for the first six months of 2006 was $88.0 million, with an average effective interest rate of 7.2%, versus an average debt balance for the first six months of 2005 of $96.2 million, with an average effective interest rate of 6.7%.  Interest income increased to $2.6 million in the six months ended July 1, 2006 from $0.9 million in the comparable 2005 period due to higher average invested cash balances and higher interest rates.

OTHER INCOME.  Other income increased $1.2 million to $1.2 million for the three months and six months ended July 1, 2006 compared with the three months and six months ended July 2, 2005.  The increase was due to a $0.4 million realized short-term investment gain, a $0.3 million increase in cash surrender value of long-term investments and a $0.5 million gain from interest swap contracts.

INCOME TAXES.  Income tax expense for the second quarter ended July 1, 2006 was $9.1 million, or a 39.8% effective tax rate, compared to income tax expense of $2.5 million, or a 38.0% effective tax rate, for the second quarter ended July 2, 2005.  Income tax expense for the six months ended July 1, 2006 was $19.3 million, or a 39.8% effective tax rate, compared to the income tax expense of $8.2 million, or a 40.0% effective tax rate, for the six months ended July 2, 2005. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

NET EARNINGS.  Net earnings increased by $9.5 million, or 230%, to $13.7 million in the second quarter ended July 1, 2006, from $4.2 million in the second quarter ended July 2, 2005. For the 2006 six-month period, net earnings increased by $16.8 million, or 136.3%, to $29.1 million, from earnings of $12.3 million during the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our need for liquidity primarily arises from the principal payments on our debt, expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure, operations and funding of our European growth. We have historically financed our operations primarily from internally generated funds and borrowings under our Credit Facility (defined below) and other bank facilities.  Please see “Important Notice Regarding Forward-Looking Statements” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

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

For borrowings under the Credit Facility, the Company may elect an interest rate based on either the Prime Rate or a Eurodollar rate plus a margin, which fluctuates depending on availability under the Credit Facility and the Company’s financial performance as measured by a cash flow test. This margin ranges from 0 to 75 basis points for Prime Rate loans and from 175 to 250 basis points for Eurodollar rate loans. Monthly commitment fees for unused borrowings up to $60 million under the Credit Facility are 37.5 basis points per annum. The Credit Facility requires the Company to maintain a minimum tangible net worth, as defined, if excess availability under the Credit Facility is less than $20 million. The agreement also restricts the payment of dividends by the Company, the incurrence of certain indebtedness and certain loans, and investments other than capital expenditures. The Credit Facility may be withdrawn at the discretion of the lenders at any time that an event of default, as defined in the Credit Facility, exists or has occurred and is continuing, subject to cure provisions in certain cases.

On December 30, 2004, the Company and certain of its affiliates entered into an amendment to the Credit Facility. The amendment, among other things, (i) increased to $55 million the aggregate value of letters of credit that may be outstanding under the loan agreement, and limited the value of letters of credit that may be issued in currencies other than U.S. dollars to $35 million, (ii) permitted the acquisition by the Company and its affiliates of the remaining shares of capital stock not then owned by the Company and its affiliates of Maco Apparel S.r.l., a former licensee of the Company, and (iii) permitted the guarantee of certain indebtedness by the Company and its affiliates in connection with the acquisition. The documents covering the Canadian portion of the Credit Facility were also amended to permit the actions described in clauses (ii) and (iii) above. At July 1, 2006, the Company had $1.9 million in outstanding borrowings under the Credit Facility, $7.2 million in outstanding standby letters of credit, $19.4 million in outstanding documentary letters of credit, and approximately $42.3 million available for future borrowings.

The Credit Facility expires on September 27, 2006.  The Company is currently negotiating with prospective lenders and expects to extend or refinance the credit facility on similar or improved terms.

On April 28, 2003, Guess? Royalty Finance LLC, a wholly-owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (“Secured Notes”). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements. The carrying value of the assets pledged as collateral, namely royalty receivables, was $9.4 million at July 1, 2006 and was classified as current assets.   The Secured Notes obligate the Issuer to pay interest and amortize principal quarterly. Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), a wholly owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and many of the Company’s foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company. The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000.  At July 1, 2006, the Company had approximately $2.3 million of restricted cash related to the interest reserve. At July 1, 2006, the Company had $34.4 million outstanding under the Secured Notes, of which $20.9 million is classified as long-term debt.

The Company’s European operation maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy. Under these agreements, the Company can borrow up to $70.4 million with annual interest rates ranging from 3.2% to 4.6%. At July 1, 2006, the Company had $6.8 million of borrowings outstanding under these agreements with a weighted average annual interest rate of 3.7%. These agreements are denominated in Euros, have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by a $5.1 million standby letter of credit issued under the Company’s Credit Facility.  None of the agreements has stated maturities.

The Company’s European operation had term loans with three banks totaling $12.6 million at July 1, 2006 with a weighted-average annual interest rate of 4.5%. Of this amount, $9.1 million is classified as long-term debt. Two of these loans are unsecured and have no financial ratio covenants. Their interest rates vary by bank but are either the Euribor six-month rate plus 1.5% or the Euribor three-month rate plus 1.5%. The interest rate of the third loan is the Euribor six-month rate plus 1.35% and contains certain financial ratio covenants.  These loans mature between April 2008 and July 2010 and require principal and interest payments quarterly or semi-annually. All three term loans are denominated in Euros.

During the second quarter ended July 1, 2006, the Company relied on trade credit along with available cash and borrowings under the Credit Facility, European bank facilities, real estate leases, and internally generated funds to finance its operations and expansion.  Net cash provided by operating activities was $64.8 million for the six months ended July 1, 2006, compared to $24.4 million for the six months ended July 2, 2005, or an increase of $40.4 million.

The increase in cash provided by operating activities over the prior year period was due primarily to a $23.6 million net favorable change in operating assets and liabilities and a $16.8 million improvement in net earnings in the six-month period of 2006 versus the same 2005 period.  The increase in cash provided by operating activities versus the prior year was driven by lower tax payments and less inventory build up in the current period, partially offset by significant European accounts receivable collections in the prior year related to the recently acquired jeanswear license.  The primary use of cash during the six months ended July 1, 2006 was to support increased inventory associated with the growth of our European business and North America retail stores.  At July 1, 2006, the Company had working capital of $208.8 million compared to $190.8 million at December 31, 2005 and $142.5 million at July 2, 2005.

Gross capital expenditures totaled $25.3 million, excluding lease incentives of $2.4 million, for the six months ended July 1, 2006.  This compared to $23.9 million, excluding lease incentives of $2.6 million, for the same 2005 period.  The Company’s capital expenditures for 2006 are planned at approximately $60.0 million, excluding estimated lease incentives of approximately $7.0 million, primarily for retail store expansion of approximately 38 stores, significant store remodeling programs, investments in information systems and enhancements in other infrastructure.  This amount includes $4.5 million in non-cash build-out costs for the new headquarters building in Florence, Italy that we are leasing for our European operations.  These build-out costs are accounted for as a capital lease and accordingly, are treated as a non-cash item in the consolidated statement of cash flows.  In addition, in May 2006, the Company entered into an agreement to acquire a new corporate aircraft with a scheduled delivery date in December 2007 and made a down payment of approximately $5.0 million with progress payments totaling $13.9 million to be made through the expected delivery date.  The down payment is accounted for as an addition to deposits on property and equipment in cash flows from investing activities.  The acquisition will replace the current aircraft fractional ownership arrangement.  The Company is currently negotiating with several lenders to fund the full purchase price of the aircraft and is considering entering into a sale and leaseback arrangement on completion of construction of the aircraft.

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

The Company’s primary working capital needs are for inventory and accounts receivable.  Accounts receivable at July 1, 2006 was $75.8 million compared to $74.4 million at July 2, 2005.  Receivables for our European business totaled $35.8 million at July 1, 2006 versus $40.7 million a year ago.  Approximately $14.8 million of our European segment’s accounts receivable is insured for collection purposes.  The Company’s inventory levels increased $14.2 million to $127.4 million at July 1, 2006 from $113.2 million at July 2, 2005, and increased by $5.4 million from $122.0 million at December 31, 2005.  The increase versus the year ago period was primarily due to increased sales in Europe and our North America retail operations partially offset by lower raw materials and work-in-progress balances. The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, and interest and principal payments on its debt, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility, including any extension or replacement thereof and bank facilities in Europe.

On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (“SERP”) which became effective January 1, 2006.  The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances.  The initial participants in the SERP are Maurice Marciano and Paul Marciano, Co-CEOs and Co-Chairmen of the Board, and Carlos Alberini, President and Chief Operating Officer.  As a non-qualified pension plan no funding of the SERP is required, however, the Company expects to make seven annual payments of approximately $3.6 million each into an insurance policy held in a rabbi trust to fund the expected obligations arising under the SERP. The cash surrender value of the insurance policy was $3.7 million as of July 1, 2006. The amount of future payments may vary, depending on the future years of service and future annual compensation of the participants and investment performance of the trust.

In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.  During the six months ended July 1, 2006, 15,314 shares of the Company’s common stock were issued out of its treasury shares pursuant to the ESPP at an average price of $30.43 per share for a total of $0.5 million.

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

WHOLESALE BACKLOG

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 48 hours. The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to stores.  Regarding our U.S. wholesale backlog, as we disclosed previously, the scheduling of market weeks can affect the amount of orders booked in the backlog compared to the same date in the prior year. As a result, this year’s backlog for product reflected a longer shipping period of about one month for men’s product. We estimate that if we were to exclude the additional orders from this year’s backlog, then the current backlog would be up about 11.8% from the prior year. Not taking into account the impact of this change, our U.S. wholesale backlog as of July 29, 2006, consisting primarily of orders for fashion apparel, was approximately $43.3 million, compared to $36.8 million for such orders at July 30, 2005, or up 17.4%.  The backlog of wholesale orders at any given time is affected by various factors, including seasonality, cancellations, the scheduling of market weeks and manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  The EITF reached a consensus that (a) the scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and (b) that the presentation of taxes within the scope on either a gross or a net basis is an accounting policy decision that should be disclosed under APB Opinion 22.  Furthermore, for taxes reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented.  The consensus is effective, through retrospective application, for periods beginning after December 15, 2006.  The FASB ratified the consensus on June 28, 2006.  Earlier application is permitted.  The Company records taxes collected from customers for revenue producing transactions on a net basis.  The Company does not expect to change this policy upon adoption of the EITF, and hence, does not expect the adoption of this consensus to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 may have on its financial position or results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

The Company received United States dollars (“USD”) for approximately 66.8% of product sales and licensing revenue based on revenues during the first six months of 2006. Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the cost of goods in the future. In addition, royalties received from international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in USD. During the last three fiscal years, exchange rate fluctuations have not had a material impact on inventory costs. Due to the increase in foreign currency transactions and the fact that not all foreign currencies react in the same manner as the USD, the Company cannot quantify in any meaningful way the effect of currency fluctuations on future income.

The Company’s primary exchange rate risk relates to operations in Canada and Europe. The Company may enter into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on foreign currency transactions. These financial instruments can be used to protect the Company from the risk that the eventual net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Changes in the fair value of derivative financial instruments are either recognized periodically through the income statement or through stockholders’ equity as a component of comprehensive income or loss. The classification depends on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives designated as fair value hedges are matched in the income statement against the respective gain or loss relating to the hedged items. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income or loss net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are currently reported in income. The Company’s foreign currency contracts are not designated as hedges for accounting purposes. Thus, changes in fair value of the derivative instruments are included in net earnings.  The following table compares the contracted USDs to be purchased in the future as a result of entering into currency exchange contracts to the USDs that could be acquired using the current or spot rate at the end of the current period.

Currency Exchange Contracts	Contract Type	USD Equivalent	Maturity Date	Current Value in USD at July 1, 2006
Canadian dollars	Forward	$1,000,000	July 5 to July 31, 2006	$1,042,960
Canadian dollars	Forward	1,000,000	August 1 to August 31, 2006	1,042,331
		$2,000,000		$2,085,291
Euros	Domestic Currency Swap	1,000,000	July 31, 2006	1,022,402
Euros	Domestic Currency Swap	1,750,000	August 04, 2006	1,788,762
Euros	Domestic Currency Swap	1,750,000	August 31, 2006	1,785,855
Euros	Domestic Currency Swap	1,000,000	September 11, 2006	983,757
Euros	Domestic Currency Swap	1,000,000	September 22, 2006	983,151
Euros	Forward	2,250,000	July 17, 2006	2,274,402
Euros	Forward	2,750,000	July 31, 2006	2,748,317
Euros	Forward	3,900,000	August 04, 2006	3,914,062
Euros	Forward	3,400,000	August 31, 2006	3,397,723
Euros	Forward	1,000,000	September 11, 2006	983,302
Euros	Forward	300,000	September 15, 2006	306,255
Euros	Forward	500,000	September 22, 2006	491,349
		$20,600,000		$20,679,337
		$22,600,000		$22,764,628

At December 31, 2005, the Company had currency exchange contracts to purchase $5.0 million USD and the current value of those contracts at that date was $5.1 million USD. At July 1, 2006, the Company had no currency exchange contracts other than the Canadian dollar and Euro transactions described above.

Interest Rate Risk

At July 1, 2006, 45.7% of the Company’s indebtedness contained a fixed interest rate of 6.75%.  In addition, approximately 26.0% relating to a capital lease obligation is covered by interest rate swap agreements for a fixed interest rate of 3.55%.  The remaining indebtedness, comprised of borrowings under the Credit Facility and from European banks, is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have increased interest expense for the quarter ended July 1, 2006 by approximately $0.2 million.

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

There was no change in our internal control over financial reporting during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.  The Company implemented new financial and operational systems in the second quarter of 2006 for the acquired European jeanswear licensee in order to consolidate the European operations onto the same software systems.  The implementation was not made in response to any deficiency in our internal controls.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

On February 1, 2005, a complaint was filed by Michele Evets against the Company in the Superior Court of the State of California for the County of San Francisco.  The complaint purports to be a class action filed on behalf of current and former Guess store managers in California.  Plaintiffs seek overtime wages and a preliminary and permanent injunction.  The Company answered the complaint on April 28, 2005.  No trial date has been set.  However, the parties have agreed to participate in a voluntary mediation on August 16, 2006.  With respect to this matter, the Company is not currently able to reasonably estimate the possible loss or range of loss, and accordingly it has not recorded an accrual with respect thereto.

The Company is also involved in various other employment-related claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position.  No material amounts were accrued as of July 1, 2006 and December 31, 2005, related to any of the Company’s litigation.

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

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on May 9, 2006 (the “Meeting”). Proxies for the Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to management’s nominees for director as listed in the Proxy Statement. At the Meeting, the stockholders elected two directors, approved an amendment and restatement of the Guess?, Inc. 1996 Non-Employee Directors’ Stock Grant and Stock Option Plan and ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the 2006 fiscal year. There were no other proposals voted upon by the stockholders at the Meeting. The stockholders voted at the Meeting as follows:

Description	For	Against	Withheld	Abstain	Broker Non-Votes

Election of Carlos Alberini	42,676,574	N/A	478,428	N/A	—

Election of Alice Kane	40,807,468	N/A	2,347,534	N/A	—

Approval of Amendment and Restatement of Director Plan	27,614,165	13,389,675	N/A	163,399	1,987,763

Ratification of appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006	42,624,243	344,321		186,438	—

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Amended and Restated Bylaws of the Company. (2)
4.3	Specimen stock certificate. (1)
10.74	Amendment to the Guess?, Inc. 2006 Non-Employee Director’s Stock Grant and Stock Option Plan. (3)
*10.75	Employment Letter Agreement dated February 20, 2004 between the Company and Michael Relich.
10.76	Employment Letter Agreement dated June 8, 2006 between the Company and Dennis Secor. (4)
*10.77

Fourth Amendment to Amended and Restated Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Western) (formerly known as Congress Financial Corporation (Western)), as lender, and the Company, Guess? Retail, Inc. and Guess.com, Inc., as borrowers, dated as of July 17, 2006.

*10.78

Second Amendment to Canadian Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Canada) (formerly known as Congress Financial Corporation (Canada)), as lender, and Guess? Canada Corporation, as borrower, dated as of July 17, 2006.

*31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
*31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)
*31.3 *31.4

Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5) Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

*32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
*32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)
*32.3 *32.4

Certification of President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6) Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

*	Filed herewith.
(1)	Incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-4419) filed by the Company on July 30, 1996.
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed July 11, 2006.
(4) (5)

Incorporated by reference from the Company’s Current Report on Form 8-K filed June 15, 2006.

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

GUESS?, INC.

Date: August 9, 2006	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President and Chief Operating Officer

Date: August 9, 2006	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)