Form 10-Q
period 2006-09-30
GUESS INC
filed 2006-11-08
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006, the registrant had 45,689,612 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	Sept. 30, 2006	Dec. 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$153,743	$171,549
Restricted cash	35,280	—
Receivables, net	172,561	81,762
Inventories	139,690	122,037
Prepaid expenses and other current assets	23,139	16,231
Deferred tax assets	16,439	16,439
Total current assets	540,852	408,018
Property and equipment, net	159,817	144,007
Goodwill	20,880	20,623
Other intangible assets, net	10,044	11,282
Long-term deferred tax assets	37,226	37,226
Other assets	39,998	12,218
	$808,817	$633,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$44,873	$35,051
Accounts payable	129,487	87,711
Accrued expenses	116,442	94,464
Total current liabilities	290,802	217,226
Notes payable, long-term debt and capital lease obligations, excluding current installments	41,736	53,199
Long-term deferred rent and lease incentives	31,126	28,688
Long-term deferred royalties	37,117	43,423
Other long-term liabilities	19,802	2,545
	420,583	345,081

Minority interest	472	—

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 66,641,781 and 65,943,525 shares, outstanding 45,688,912 and 44,969,110 shares at September 30, 2006 and December 31, 2005, respectively	174	167
Paid-in capital	207,881	189,886
Deferred compensation	—	(1,389)
Retained earnings	329,046	251,561
Accumulated other comprehensive income	6,947	4,515
Treasury stock, 20,952,869 and 20,974,415 shares repurchased at September 30, 2006 and December 31, 2005, respectively	(156,286)	(156,447)
Total stockholders’ equity	387,762	288,293
	$808,817	$633,374

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Oct. 1, 2005	Sept. 30, 2006	Oct. 1, 2005
Net revenue:
Product sales	$332,304	$251,695	$794,848	$624,802
Net royalties	16,444	13,905	43,915	34,641
	348,748	265,600	838,763	659,443
Cost of product sales	184,917	151,162	478,847	396,304
Gross profit	163,831	114,438	359,916	263,139

Selling, general and administrative expenses	89,785	78,966	238,003	204,752
Earnings from operations	74,046	35,472	121,913	58,387

Other (income) expense:
Interest expense	1,498	1,608	4,769	4,872
Interest income	(1,686)	(608)	(4,307)	(1,503)
Other income, net	(1,415)	—	(2,587)	—
	(1,603)	1,000	(2,125)	3,369

Earnings before income tax expense and minority interest	75,649	34,472	124,038	55,018

Income tax expense	27,312	13,788	46,571	22,007
Minority interest	(18)	—	(18)	—

Net earnings	$48,355	$20,684	$77,485	$33,011

Earnings per share:
Basic	$1.07	$0.47	$1.71	$0.75
Diluted	$1.05	$0.46	$1.69	$0.74

Weighted average shares outstanding:
Basic	45,394	44,409	45,201	44,282
Diluted	46,103	45,162	45,956	44,817

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended
	Sept. 30, 2006	Oct. 1, 2005

Cash flows from operating activities:
Net earnings	$77,485	$33,011
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	25,210	24,065
Amortization of intangible assets	2,198	1,654
Share-based compensation expense	4,603	770
Net (gain) loss on disposition of long-term assets and property and equipment	(789)	304
Other items, net	1,180	(2,359)
Minority interest	(18)	—
Changes in operating assets and liabilities:
Receivables	(90,299)	(3,078)
Inventories	(17,653)	(29,090)
Prepaid expenses and other assets	(11,647)	(79)
Accounts payable and accrued expenses	61,062	26,229
Long-term deferred rent and lease incentives	2,438	2,685
Long-term deferred royalties	(1,058)	38,278
Other long-term liabilities	2,422	—
Net cash provided by operating activities	55,134	92,390
Cash flows from investing activities:
Purchases of property and equipment	(36,282)	(37,441)
Proceeds from the disposition of long-term assets and property and equipment	2,221	2,531
Purchases of long-term investments and deposits on property and equipment	(10,288)	—
Acquisition of European jeanswear licensee, net of cash acquired	—	(19,992)
Net cash used in investing activities	(44,349)	(54,902)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	87,603	84,992
Repayments of notes payable and long-term debt	(94,797)	(91,648)
Increase in restricted cash	(35,280)	—
Minority interest capital contribution	490	—
Issuance of common stock under employee stock plans	7,615	2,138
Excess tax benefits from share-based compensation	4,850	—
Net cash used in financing activities	(29,519)	(4,518)
Effect of exchange rates on cash and cash equivalents	928	(82)
Net increase (decrease) in cash and cash equivalents	(17,806)	32,888
Cash and cash equivalents at beginning of period	171,549	106,003
Cash and cash equivalents at end of period	$153,743	$138,891
Supplemental disclosures:
Cash paid during the period for:
Interest	$3,662	$3,958
Income taxes	21,936	23,909
Non-cash investing and financing activities:

During the nine months period ended September 30, 2006, the Company increased its capital lease obligation by $4.4 million relating to fixed asset build-outs for its new European building that it acquired in December 2005.

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

(unaudited)

(1)           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of GUESS?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheet as of September 30, 2006, and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2006, and October 1, 2005, respectively. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

The Company’s quarterly fiscal reporting period usually ends on the Saturday nearest the calendar quarter end and its year ends on December 31.  The three months ended September 30, 2006, had the same number of days as the three months ended October 1, 2005.  However, the nine months ended September 30, 2006 had 273 days compared to 274 days in the nine months ended October 1, 2005.

Certain reclassifications have been made to the December 31, 2005 condensed consolidated balance sheet to conform to classifications used in the current year.  As of December 31, 2005, we reclassified long-term restricted cash of $2.8 million from prepaid expenses and other current assets to other assets; and reclassified the current portion of capital lease obligations amounting to $0.8 million from accrued expenses to current installments of notes payable, long-term debt and capital lease obligations and reclassified the long-term portion of capital lease obligations amounting to $13.1 million from other long-term liabilities to notes payable, long-term debt and capital lease obligations, excluding current installments.

(2)           Summary of Significant Accounting Policies

Revenue Recognition

General

The Company recognizes retail operations revenue at the point of sale and wholesale operations revenue from the sale of merchandise when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable. The Company accrues for estimated sales returns and other allowances in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and reduces sales and cost of sales accordingly based on historical return experience. The change in sales returns accruals decreased gross profit by $2.6 million and $1.7 million for the three months ended September 30, 2006, and October 1, 2005, respectively, and decreased gross profit by $3.8 million and $2.9 million for the nine months ended September 30, 2006, and October 1, 2005, respectively.  The sales returns accruals were $7.0 million and $3.7 million at September 30, 2006 and October 1, 2005, respectively. In the three and nine months ended September 30, 2006, the Company recorded a retail sales returns accrual which resulted in additional expense of $0.1 million and $0.9 million, respectively. Management evaluated the effects of not accruing for retail sales returns in prior periods and determined the impact to be immaterial.

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

Classification of Certain Costs and Expenses

The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in cost of product sales. Distribution costs related to the wholesale segment and European wholesale businesses are included in selling, general and administrative expenses and amounted to $4.9 million and $2.2 million for the three months ended September 30, 2006, and October 1, 2005, respectively, and $12.1 million and $5.8 million for the nine months ended September 30, 2006, and October 1, 2005, respectively.  The Company includes store selling, selling and merchandising, advertising, wholesale distribution costs, design and other corporate overhead costs as components of selling, general and administrative expenses.

Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period using the treasury stock method.  For the three and nine months ended September 30, 2006, and October 1, 2005, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock and other nonvested equity awards and was not significant.  For the three months ended September 30, 2006 and October 1, 2005, options for 301,001 and 67,907, respectively, of the Company’s shares and for the nine months ended September 30, 2006, and October 1, 2005, options for 274,940 and 255,133, respectively, of the Company’s shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

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

Comprehensive Income

Comprehensive income consists of net earnings, unrealized gain (loss) on investments available for sale and foreign currency translation adjustments.  A reconciliation of comprehensive income for the three and nine-month periods ended September 30, 2006, and October 1, 2005 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Oct. 1, 2005	Sept. 30, 2006	Oct. 1, 2005
Net earnings	$48,355	$20,684	$77,485	$33,011
Unrealized gain (loss) on investments, net of tax	(155)	6	(275)	(124)
Foreign currency translation adjustment	(1,679)	872	2,707	(1,925)
Comprehensive income	$46,521	$21,562	$79,917	$30,962

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as an expense in the income statement. SFAS 123R generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in APB Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees.”  SFAS 123R was effective for the Company beginning with the first quarter of 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provided the staff’s views regarding the interaction between SFAS 123R and certain SEC rules and regulations and also the valuation of share-based payment arrangements for public companies. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective transition method. This method requires that compensation cost be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 pro-forma disclosures. The impact of SFAS 123R on the Company’s statement of operations in 2006 and beyond will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. The Company incurred an incremental expense of $3.8 million, or $0.05 per diluted share, during the first nine months of fiscal 2006 as a result of the adoption of SFAS 123R. See Note 8 for further information regarding stock-based compensation.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 (“FSP13-1”), “Accounting for Rental Costs Incurred during the Construction Period,” which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. These rental costs shall be included in income from continuing operations. The effective date of this FSP guidance was the first reporting period beginning after December 15, 2005. The Company’s policy prior to the adoption of FSP 13-1 was to capitalize pre-opening rental costs and amortize them over the remaining lease term. The Company currently expects to incur incremental pre-opening rental expense of approximately $1.3 million during fiscal 2006 for new stores to be opened during 2006 with a subsequent reduction in amortization expense over the remaining lease term. The impact on the nine-month period ended September 30, 2006, was approximately $1.2 million of additional expense.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 may have on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. The Company is currently assessing the impact, if any, of the adoption of SAB 108.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. Additional footnote disclosures will also be required. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company is evaluating the impact of SFAS 158 on its financial statements.

(3)           Accounts Receivable

Accounts receivable consists of trade receivables, net of reserves of $18.2 million and $11.9 million, at September 30, 2006 and December 31, 2005, respectively, and royalty receivables, less allowance for doubtful accounts of $0.5 million and $0.7 million, at September 30, 2006 and December 31, 2005, respectively.

(4)           Inventories

Inventories consist of the following (in thousands):

	Sept. 30, 2006	Dec. 31, 2005
Raw materials	$5,841	$8,046
Work in progress	4,574	4,439
Finished goods — Europe	29,337	34,168
Finished goods — Retail	85,000	63,790
Finished goods — Wholesale	14,938	11,594
	$139,690	$122,037

As of September 30, 2006 and December 31, 2005, reserves to write-down inventories to the lower of cost or market totaled $11.1 million and $9.1 million, respectively.

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

Net revenue and earnings (loss) from operations are summarized as follows for the three and nine-month periods ended September 30, 2006 and October 1, 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Oct. 1, 2005	Sept. 30, 2006	Oct. 1, 2005
Net revenue:
Retail operations	$178,119	$156,332	$481,025	$405,735
Wholesale operations	42,666	30,955	104,290	88,101
European operations	111,519	64,408	209,533	130,966
Licensing operations	16,444	13,905	43,915	34,641
	$348,748	$265,600	$838,763	$659,443

Earnings (loss) from operations:
Retail operations	$26,003	$18,777	$49,112	$28,826
Wholesale operations	8,529	1,776	14,459	4,182
European operations	40,381	16,911	59,234	27,911
Licensing operations	13,116	7,861	37,441	24,911
Corporate overhead	(13,983)	(9,853)	(38,333)	(27,443)
	$74,046	$35,472	$121,913	$58,387

Due to the seasonal nature of these business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(7)           Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations are summarized as follows (in thousands):

	Sept. 30, 2006	Dec. 31, 2005
$85 million revolving credit facility	$—	$1,652
6.75% Secured Notes due 2012 with quarterly payments in March, June, September and December	31,709	40,748
Loans with European banks, maturing in varying amounts through 2010	34,789	31,886
European capital lease, maturing quarterly through 2016	20,111	13,964
	86,609	88,250
Less current installments	44,873	35,051
Notes payable, long-term debt and capital lease obligations, excluding current installments	$41,736	$53,199

On September 19, 2006, the Company and certain of its affiliates entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “New Credit Facility”).  The New Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits.  The New Credit Facility is scheduled to mature on September 30, 2011.

The obligations under the New Credit Facility are guaranteed by certain of the Company’s existing and future domestic subsidiaries, and such obligations, including the guaranties, are secured by (a) substantially all present and future property and assets of the Company and each guarantor and (b) the equity interests of certain of the Company’s direct and indirect U.S. subsidiaries and 65% of the equity interests of the Company’s first tier foreign subsidiaries.

Direct borrowings under the New Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (which was 0.75% at September 30, 2006) based on Guess’ leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) for domestic loans, 0.50% in excess of the federal funds rate, and for Canadian loans, 0.50% in excess of the average rate for 30 day Canada dollar bankers’ acceptances, or (ii) the rate of interest as announced by Bank of America as its “prime rate,” in each case as in effect from time to time, plus an applicable margin (which was 0.0% at September 30, 2006) based on the Company’s leverage ratio at the time.  The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type.  At September 30, 2006 the Company had $1.7 million in outstanding documentary letters of credit and no outstanding borrowings under the New Credit Facility.

The New Credit Facility requires the Company to comply with a leverage ratio and a fixed charge coverage ratio.  In addition, the New Credit Facility contains customary covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate, and enter into certain transactions with affiliates.  Upon the occurrence of an event of default under the New Credit Facility, the lenders may cease making loans, terminate the New Credit Facility and declare all amounts outstanding to be immediately due and payable.  The New Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.

The New Credit Facility replaces the (a) Amended and Restated Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Western) (formerly known as Congress Financial Corporation (Western)) and Guess, Guess? Retail, Inc. and Guess.com, Inc., dated as of December 20, 2002, as amended, and (b) Canadian Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Canada) (formerly known as Congress Financial Corporation (Canada)) and Guess Canada, dated as of December 20, 2002, as amended (together, the “Prior Credit Facility”).  The Prior Credit Facility was terminated concurrently with the closing of the New Credit Facility.  Certain letters of credit outstanding at closing under the Prior Credit Facility were collateralized with cash and cash equivalents by the Company.  At September 30, 2006, the Company had $7.4 million in outstanding standby letters of credit and $17.2 million in outstanding documentary letters of credit with respect to the Prior Credit Facility.  The Company has collateralized the outstanding letters of credit by restricting a portion of its cash investments totaling $35.3 million at September 30, 2006.  As of October 25, 2006, the restricted cash balance was reduced to $16.3 million.  The Company intends to settle these letters of credit and transfer the standby letters of credit to the New Credit Facility in the short term.

On April 28, 2003, Guess? Royalty Finance LLC, a wholly-owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (“Secured Notes”). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements. The carrying value of the assets pledged as collateral, namely royalty receivables, was $11.7 million at September 30, 2006 and was classified as current assets. The Secured Notes obligate the Issuer to pay interest and amortize principal quarterly. Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), a wholly-owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and certain of the Company’s foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company. The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000. At September 30, 2006, the Company had approximately $2.1 million of restricted cash related to the interest reserve. This restricted cash is of a long-term nature and is included in other assets.  At September 30, 2006, the Company had $31.7 million outstanding under the Secured Notes, of which $18.1 million is classified as long-term debt.

The Company’s European operation maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy. Under these agreements, the Company can borrow up to $72.7 million with annual interest rates ranging from 3.4% to 5.0%. At September 30, 2006, the Company had $26.1 million of borrowings outstanding under these agreements with a weighted average annual interest rate of 3.9%. These agreements are denominated in Euros, have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by a $5.1 million standby letter of credit issued under the Prior Credit Facility. None of the agreements has stated maturities.

The Company’s European operation had term loans with two banks totaling $8.7 million at September 30, 2006 with a weighted average annual interest rate of 4.7%.  Of this amount, $5.9 million is classified as long-term debt. Both of these loans are unsecured. The interest rate of the first loan is the Euribor three-month rate plus 1.5% and contains no financial ratio covenants. The interest rate of the second loan is the Euribor six-month rate plus 1.35% and contains certain financial ratio covenants.  These loans mature between April 2008 and July 2010 and require principal and interest payments quarterly or semi-annually.  These term loans are denominated in Euros.

The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs which were completed in 2006. The building is the new headquarters for the Company’s Italian operation. This transaction resulted in a capital lease obligation of $20.1 million, including build-outs, as of September 30, 2006.  The Company subsequently entered into separate interest rate swap agreements designated as non-hedging instruments resulting in a fixed rate of 3.55%.  These interest rate swap agreements mature through 2016 and convert the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt.  The fair value of the interest rate swap asset as of September 30, 2006 was approximately $0.2 million.

(8)           Stock-Based Compensation

The Company has four stock-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the “Plan”) provides that the Board of Directors may grant stock options to officers, key employees and certain consultants and advisors to the Company or any of its subsidiaries. The Plan authorizes grants of options to purchase up to 10,000,000 authorized but unissued shares of common stock. At September 30, 2006 and October 1, 2005, there were 8,942,950 and 9,328,200 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. The two most recent annual grants had a vesting period of three years and ten months, and three years and nine months, with an initial vesting period of ten months and nine months, respectively, followed by three annual vesting periods. The Guess?, Inc. Employee Stock Purchase Plan (“ESPP”) allows for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Guess?, Inc. 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (the “Director Plan”) provides for the grant of certain stock and stock options to non-employee directors. The Director Plan authorizes grants of options to purchase up to 1,000,000 authorized but unissued shares of common stock which consists of the 500,000 shares that were initially approved for issuance on July 30, 1996 plus an additional 500,000 shares that were approved for issuance effective May 9, 2006. At September 30, 2006 and October 1, 2005, there were 537,858 and 87,516 shares available for grant under this plan, respectively. In addition, the Guess?, Inc. 1996 Equity Incentive Plan, under which equity grants have not been permitted since the approval of the Plan in 2004, continues to govern outstanding awards previously made thereunder.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the nine-month period ended September 30, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 (“FAS 123”), “Accounting for Stock-Based Compensation,” and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for new grants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company’s common stock. The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin No. 107. The dividend yield is assumed to be zero since the Company has no current plan to declare dividends on an ongoing basis. The expected forfeiture rate is determined based on historical data. Compensation expense for new stock options and nonvested stock awards is recognized on a straight-line basis over the vesting period. In accordance with the modified prospective transition method, results for prior periods have not been restated. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle. On January 1, 2006, the Company also reclassified the balance in unearned compensation to paid-in capital in the consolidated balance sheet in accordance with the provisions of SFAS 123R.

The following table illustrates the pro-forma effect on net earnings and earnings per share for the three and nine-month periods ended October 1, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	Oct. 1, 2005	Oct. 1, 2005

Net earnings, as reported	$20,684	$33,011
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	173	462
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(616)	(3,879)
Pro forma net earnings	$20,241	$29,594

Earnings per share:
Basic—as reported	$0.47	$0.75
Basic—pro forma	$0.46	$0.67

Diluted—as reported	$0.46	$0.74
Diluted—pro forma	$0.45	$0.66

The fair value of stock options used to compute the pro-forma net earnings and earnings per common share disclosures above for the   three and nine months ended October 1, 2005 is the estimated value at the grant date using the Black-Scholes option-pricing model.  The following weighted-average assumptions are used for the calculation of the first nine months grants in 2005: a risk-free interest rate of 3.93%; an expected volatility of 56.0%; and an expected life of 5 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of the historical volatility for the expected term. The expected life is based on historical data. Using the Black-Scholes option-pricing model, the weighted-average fair value of each option granted during the nine months ended October 1, 2005 was $9.09.

Stock options

The following table summarizes the stock option activity under all of the Company’s stock plans during the nine months ended September 30, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at December 31, 2005	2,117,268	$13.33
Granted	342,315	37.95
Exercised	(585,786)	(12.76)
Forfeited	(146,175)	(17.47)
Expired	(2,850)	(16.48)
Options outstanding at September 30, 2006	1,724,772	$18.06	7.73	$52,558
Exercisable at September 30, 2006	695,658	$11.49	6.60	$25,770
Options exercisable and expected to vest at September 30, 2006	1,599,410	$15.20	7.73	$49,295

The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2006: a risk-free interest rate of 4.57%, an expected volatility of 56.7%, an expected forfeiture rate of 18.16%; and an expected life of 6.25 years.

The weighted-average grant-date fair value of options granted was $22.31 during the nine months ended September 30, 2006.   The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2006 and October 1, 2005 was

$15.6 million and $3.4 million, respectively.  The intrinsic value of stock options is defined as the difference between the current market value and the grant-date exercise price. The total cash received from these option exercises was $7.5 million and $2.2 million during the nine-month periods ended September 30, 2006 and October 1, 2005, respectively.  The excess tax benefit realized for the tax deductions from these option exercises for the first nine months of 2006 and 2005 was $4.2 million and $0.8 million, respectively, and is included in cash flows from financing activities for the nine months ended September 30, 2006. The compensation expense recognized was $2.9 million before the recognized income tax benefit of $1.1 million during the nine months ended September 30, 2006. As of September 30, 2006, there was approximately $7.4 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 1.37 years.

Nonvested stock awards/units

The following table summarizes the nonvested stock awards/units activity under all of the Company’s stock plans during the nine months ended September 30, 2006:

	Number of Shares/Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	176,975	$16.28
Granted	197,643	39.81
Vested	(62,900)	(13.21)
Forfeited or expired	(34,250)	(19.42)
Nonvested at September 30, 2006	277,468	$33.34

The weighted-average grant-date fair value of nonvested stock awards/units granted during the nine months ended September 30, 2006 was $39.81. The total fair value at grant date of previously nonvested stock awards/units that were vested during the nine months ended September 30, 2006 was $0.8 million. During the 2006 and 2005 nine-month periods, the total intrinsic value of nonvested stock awards/units that vested was $2.5 million and $1.4 million, respectively.  The excess tax benefit realized for the tax deductions from these vested shares for the same periods was $0.7 million and $0.3 million, respectively, and has been included in cash flows from financing activities for the period ended September 30, 2006. The total intrinsic value of nonvested stock awards/units outstanding and unvested at September 30, 2006 was $13.5 million. The compensation expense included in SG&A recognized during the first nine months of 2006 was $1.4 million, before the recognized income tax benefit of $0.5 million. As of September 30, 2006, there was approximately $5.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock awards/units. This cost is expected to be recognized over a weighted-average period of 1.51 years.

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

During the nine months ended September 30, 2006, 21,546 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $31.45 per share.

The fair value of stock compensation expense associated with our ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model.

Valuation Assumptions	Sept. 30, 2006	Oct. 1, 2005
Risk-free interest rate	5.03%	3.28%
Stock price volatility	50.0%	50.0%
Expected life of ESPP options (in months)	3	3

The weighted-average grant-date fair value of ESPP options granted during the three months ended September 30, 2006 and October 1, 2005 was $12.03 and $7.49, respectively.

(9) Related Party Transactions

The Company is engaged in various transactions with entities affiliated with trusts for the respective benefit of Maurice and Paul Marciano, who are executives of the Company, Armand Marciano, their brother and former executive of the Company, and certain of their children, (“the Marciano Trusts”).

The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of its affiliates. There are three of these leases in effect at September 30, 2006, with expiration dates in February 2007, July 2008 and December 2014. The total lease payments to these limited partnerships are currently $0.3 million per month.

Aggregate rent expense under the two U.S. related party leases in effect was $2.2 million and $2.1 million, respectively, for the first nine months ended September 30, 2006 and October 1, 2005. The Company believes the related party leases have not been significantly affected by the fact that the Company and the lessors are related.

During the first quarter of 2005, the Company, through a wholly-owned Canadian subsidiary, began leasing warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with Maurice Marciano and Paul Marciano. The lease has a term of 10 years with initial lease payments of approximately $0.5 million Canadian (US $0.5 million) per year. The Company and the lessors entered into a written lease agreement during the second quarter of 2005.  Total rent expense was approximately $0.4 million Canadian (US $0.4 million and US $0.3 million, respectively) in both of the first nine months ended September 30, 2006 and October 1, 2005. The Company believes the related party lease has not been significantly affected by the fact that the Company and the lessors are related.

The Company entered into an agreement with MPM Financial, LLC, a California limited liability company (“MPM Financial”) owned by an affiliated trust of Maurice Marciano and Paul Marciano, to periodically charter an aircraft owned by MPM Financial and managed pursuant to an Aircraft Charter and Management Services Agreement dated December 31, 2004 by and between MPM Financial and The Air Group, Inc. (“The Air Group”), an independent third party. Under the charter arrangement, the Company was entitled to receive a ten percent discount from the standard hourly charter rates The Air Group charges for the aircraft to unrelated third parties. Although the Company and MPM Financial have terminated the agreement, the Company has and may from time to time continue to charter the aircraft on substantially similar terms to those in the prior agreement. The total fees paid under this arrangement during the first nine months ended September 30, 2006 was approximately $0.2 million.

On January 1, 2003, the Company entered into a license agreement with BARN S.r.l. (“BARN”), an Italian corporation, under which the Company granted BARN the right to manufacture and distribute children’s clothing in certain territories of Europe for a term of three years. The license agreement was amended as of June 19, 2006 to, among other things, extend the term until December 31, 2009.  The license agreement has terms substantially similar to the Company’s other license agreements. Two key employees of the Company’s wholly-owned subsidiary, Guess Italia, S.r.l., own BARN. During the first nine months of 2006 and 2005, the Company recorded $1.0 million and $0.8 million in revenues, respectively, related to this license. At September 30, 2006, the Company had $0.4 million royalty receivables due from BARN compared to a negligible receivable at December 31, 2005.

Please also refer to the disclosure concerning related party transactions in the Company’s Form 10-K for the year ended December 31, 2005.

(10)         Commitments and Contingencies

Leases

The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through December 2017. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are being amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through 2010.

Incentive Bonuses

Certain officers and key employees of the Company are entitled to incentive bonuses, primarily based on net earnings of the Company or particular operations thereof. In addition, on September 27, 2005 the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved performance criteria for the payment of special bonuses to Paul Marciano, Co-Chairman of the

Board and Co-Chief Executive Officer of the Company, under the Company’s 2004 Equity Incentive Plan (the “Incentive Plan”) if the performance targets with respect to future earnings from operations for the Company’s licensing segment are met. The Company recorded bonus related expense of $4.6 million, including payroll taxes, in 2005 related to these special licensing bonuses of which $3.2 million, including payroll taxes, was paid in the second quarter of fiscal year 2006. If the pre-established licensing performance targets are achieved in 2007 and 2008 and the Company receives a fixed cash rights payment of $35.0 million due in 2012 from one of its licensees, the Company will record, as an expense, a further $5.0 million in special bonus, excluding payroll taxes, payable to Paul Marciano through January 2012.

Litigation

On February 1, 2005, a complaint was filed by Michele Evets against the Company in the Superior Court of the State of California for the County of San Francisco.  The complaint purports to be a class action filed on behalf of current and former Guess store managers in California.  Plaintiffs seek overtime wages and a preliminary and permanent injunction.  The Company answered the complaint on April 28, 2005.  The parties participated in a voluntary mediation on August 16, 2006 and are in the process of finalizing a settlement agreement.  The Company has accrued $1.0 million related to net charges in connection with the proposed settlement arrangement.

The Company is also involved in various other employment-related claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position.  With the exception of the class action accrual discussed above, no material amounts were accrued as of September 30, 2006 and December 31, 2005, related to any of the Company’s other litigation cases.

Corporate Aircraft

In May 2006, the Company entered into an agreement to acquire a new corporate aircraft with a scheduled delivery date in December 2007 and has made down payments of approximately $8.0 million, with additional progress payments totaling $10.9 million to be made through the expected delivery date.  The acquisition will replace a current aircraft fractional ownership arrangement.  The Company is currently negotiating with a lender to fund the full purchase price of the aircraft and is considering entering into a sale and leaseback arrangement on completion of construction of the aircraft.

(11)         Supplemental Executive Retirement Plan

On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (“SERP”) which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The initial participants in the SERP are Maurice Marciano and Paul Marciano, Co-CEOs and Co-Chairmen of the Board, and Carlos Alberini, President and Chief Operating Officer. As a non-qualified pension plan, no funding of the SERP is required, however, the Company expects to make seven annual payments of approximately $3.6 million each into an insurance policy held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender value of the insurance policy was $3.8 million as of September 30, 2006 and is included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust.

The components of net periodic pension cost for the three and nine-month period ended September 30, 2006 are (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Service cost	$35	$104
Interest cost	295	886
Net amortization of unrecognized prior service cost	436	1,307
Net periodic defined benefit pension cost	$766	$2,297

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

$—

The Company assumed a discount rate of 6.0% as part of the actuarial valuation performed to calculate the projected benefit obligation and accumulated benefit obligation disclosed above. The rate is considered appropriate based on the timing of cash flows expected to be made in the future to the participants. At September 30, 2006, the intangible asset of $14.7 million is included in other assets and the related liability of $17.0 million is included in other long-term liabilities which included pension expense accrued for the nine-month period ended September 30, 2006.

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

The Company’s quarterly fiscal reporting period usually ends on the Saturday nearest the calendar quarter end and its year ends on December 31.  The three months ended September 30, 2006 had the same number of days as the three months ended October 1, 2005.  However, the nine months ended September 30, 2006 had 273 days compared to 274 days in the nine months ended October 1, 2005.

The Company reports comparable store sales for its stores in the U.S. and Canada.  A store is considered comparable after it has been open for 13 full months.  If a store remodel or relocation results in a square footage change of more than 15%, the store is removed from the comparable store base until it has been opened at its new size or in its new location for 13 full months.

Executive Summary

The Company

The Company’s business reported record net earnings of $48.4 million, or diluted earnings of $1.05 per share, in the third quarter of 2006, more than double net earnings of $20.7 million, or diluted earnings of $0.46 per share, reported in the third quarter of 2005.  All of the Company’s business segments grew revenue and expanded operating margins compared to the third quarter of 2005.  As a result, the Company achieved an operating margin of 21.2% in the 2006 third quarter, up 780 basis points from 13.4% in the 2005 third quarter.  The European operations segment was the largest contributor to the growth in revenues and earnings from operations, representing 56.7% of the consolidated revenue growth and 60.8% of the consolidated earnings from operations growth.

The Company’s revenues increased 31.3% to $348.7 million in the third quarter of 2006 from $265.6 million in the third quarter of 2005. Overall, the Company improved gross margin by 390 basis points to 47.0% in the 2006 third quarter compared to the same prior year period. This margin improvement was driven by a higher mix of the European business, which generates a higher margin than the retail and wholesale segments, higher European gross margin, more full-priced selling in our retail business and improved wholesale margins.  European gross margin improvements were due to higher mark-ups and favorable foreign exchange benefits. The wholesale margins improved in the quarter due to higher volumes and lower markdown allowances relative to sales.  SG&A expense increased 13.7% to $89.8 million in the 2006 quarter, compared to $79.0 million in the 2005 third quarter, driven by better leveraging of fixed costs in all segments.  As a percentage of revenues, SG&A expense was down 390 basis points to 25.8% compared to the prior year quarter.  The increases in SG&A spending during the 2006 third quarter related primarily to selling and marketing expenses to support revenue growth in our retail operation, including new stores, the growth in Europe and increased performance compensation, including $1.6 million, or $0.02 per share, due to incremental stock compensation expenses arising from the adoption of SFAS 123R.  This increase was partially offset by a special performance-based compensation expense of $4.6 million, or $2.7 million after tax, or $0.06 per diluted share, during the 2005 third quarter which did not reoccur in 2006.  In addition, the Company lowered its estimated effective tax rate to 36.1% for the quarter (or 37.5% for the full year) compared to 40.0% in the comparable prior-year period.

The Company ended the third quarter of 2006 with $153.7 million in cash and cash equivalents compared to $138.9 million at the end of the 2005 third quarter. In addition, the Company had restricted cash of $35.3 million at September 30, 2006.  Total debt including capital lease obligations at the end of the 2006 third quarter was $86.6 million, up $3.4 million from $83.2 million at the end of the 2005 third quarter.  Inventory increased by $13.3 million or 10.5% to $139.7 million at September 30, 2006 compared to $126.4 million at October 1, 2005.  The increase was due to higher retail segment inventories to support retail sales growth.  In addition, the Company increased European inventory levels to support a higher sales volume.

Retail

Our retail segment, including full-priced retail, factory outlet, Canada, and E-commerce, generated net sales of $178.1 million in the third quarter of 2006, an increase of 13.9%, from $156.3 million in the prior year period. This growth was driven by a comparable store sales increase of 8.6% and a larger store base, which represented a 5.0% increase in average square footage as compared to the same period last year.  The increase in net revenue was due to growth in our accessories, men’s and women’s lines of business.  Retail earnings from operations increased by $7.2 million to $26.0 million in the 2006 third quarter compared to $18.8 million in the 2005 third quarter.  This increase was primarily driven by higher sales and better gross margin performance.

We continue to refine our two new stand-alone store concepts, MARCIANO and Guess Accessories, and we believe that these concepts have the potential to become significant chains over time. The MARCIANO brand, a contemporary line that commands higher price points, is also available in approximately 75 of our full-price retail stores in the U.S. and Canada.  We have opened stores in key markets in the U.S. and Canada with a focus on superior locations with highly attractive return opportunities.  We opened three Marciano stores and one Guess Accessories store in the third quarter of 2006.

We ended the 2006 third quarter with a total of 330 stores in the U.S. and Canada, of which 193 were full-priced retail, 102 were factory outlet stores, 20 were Marciano stores and 15 were Guess Accessories stores. This compares to 305 stores at the end of the 2005 third quarter.

Wholesale

Wholesale segment revenues in the 2006 third quarter increased 37.8% to $42.7 million from $31.0 million in the 2005 third quarter. Our products were sold in the U.S. in approximately 970 major doors at the end of the third quarter of both 2006 and 2005.  Earnings from operations for the wholesale segment improved by $6.7 million, or 380.2%, to $8.5 million from $1.8 million, driven by increased sales unit volume, higher gross margin as a result of lower markdown allowances relative to sales and reduced SG&A expenses.

Europe

In Europe, third quarter revenues grew by $47.1 million, or 73.1%, to $111.5 million compared to $64.4 million in the third quarter of 2005.  The majority of the revenue growth was generated by the European wholesale business.  This growth was driven primarily by the footwear and apparel lines.  We ended the 2006 third quarter with 20 owned stores versus 13 in the prior year quarter.  Earnings from operations from our European segment increased by 138.8% to $40.4 million in the third quarter of 2006 from $16.9 million in the third quarter of 2005 due to higher sales volume, better gross margin and improved SG&A expense leverage.

Licensing

Our licensing business generated net revenues of $16.4 million in the 2006 third quarter, up 18.3%, from $13.9 million in the 2005 third quarter.  This increase was driven by growth of several product categories, especially handbags, watches and footwear.  Licensing segment earnings from operations increased $5.2 million, or 66.8%, to $13.1 million in the third quarter of 2006 from $7.9 million in the third quarter of 2005 due to revenue growth and a reduction in expenses of $2.7 million.  The third quarter of 2005 contained a special performance-based compensation expense of $4.6 million, which did not reoccur in the third quarter of 2006.

Outside of North America, we ended the quarter with 376 stores, of which 298 were Guess and Guess by Marciano stores and 78 were Guess Accessories stores. Of the 376 stores, 20 were owned and operated by Guess and 356 were operated by licensees or distributors.

Corporate Overhead

Corporate overhead increased by $4.1 million in the 2006 third quarter, or 41.9%, to $14.0 million from $9.9 million in the third quarter of 2005.  This increase was primarily due to increased compensation costs, including $1.2 million related to higher stock compensation expense resulting from the adoption of FAS123R in the first quarter of 2006 and other performance-based compensation.

Application of Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Management evaluates its estimates and judgments on an ongoing basis including those related to the valuation of inventories, accounts receivable allowances, the useful life of assets for depreciation, restructuring expenses and accruals, evaluation of impairment of goodwill, intangible and other long-lived assets and recoverability of deferred taxes.

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

Sales returns reserves:

The Company accrues for estimated sales returns in the period in which the related revenue is recognized.  To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and reduces sales and cost of sales accordingly based on historical return experience.  The Company’s policy allows retail customers a 30 day window period to return merchandise following the date of sale.  Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise.

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

Share-based compensation:

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method.  Under this method, compensation cost recognized in the quarter ended September 30, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for new grants.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.  The expected volatility is determined based on an average of both historical volatility and implied volatility.  Implied volatility is derived from exchange traded options on the Company’s common stock.  The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin No. 107.  The dividend yield is assumed to be zero since the Company has no current plan to declare dividends on an ongoing basis.  The expected forfeiture rate is determined based on historical data.  Compensation expense for new stock options and nonvested stock awards is recognized on a straight-line basis over the vesting period.  In accordance with the modified prospective transition method, results for prior periods have not been restated.

RESULTS OF OPERATIONS

Three and Nine Months ended September 30, 2006 and October 1, 2005.

NET REVENUE.  Net revenue for the three months ended September 30, 2006 increased $83.1 million, or 31.3%, to $348.7 million, from $265.6 million in the three months ended October 1, 2005.  All segments contributed to this increase with the largest increase occurring in the European segment.

Net revenue from retail operations increased $21.8 million, or 13.9%, to $178.1 million in the quarter ended September 30, 2006, from $156.3 million in the quarter ended October 1, 2005.  The increase was driven by a comparable store sales increase of 8.6%, which accounted for $11.8 million of the increase, and a $10.0 million increase due to an average of 23 net new stores in operation representing a 5.0% increase in average square footage as compared to the same period last year.  The comparable store sales increase reflected the improved results of our accessories, men’s and women’s lines of business.  The majority of the $11.8 million comparable store sales increase in North America was generated by our U.S. stores; however, our Canadian stores delivered the most significant comparable store sales rate increases.  Currency fluctuations accounted for $2.2 million of the increase in net retail revenue relating to our Canadian retail stores.

Net revenue from wholesale operations increased $11.7 million, or 37.8%, to $42.7 million in the quarter ended September 30, 2006, from $31.0 million in the quarter ended October 1, 2005. The increase in overall wholesale revenue was due to an increase in U.S. wholesale revenue of $8.4 million, or 40.2%, to $29.3 million from $20.9 million during the third quarter of 2005 and an increase in non-European international wholesale revenue of $3.3 million, or 32.7%, to $13.4 million from $10.1 million in the 2005 third quarter primarily due to improved sales in Asia.  The increase in U.S. wholesale revenue was primarily attributable to higher sales unit volume and lower markdown allowances as a percentage of revenue.  Our products were sold in the U.S. in approximately 970 major doors at the end of the third quarter of both 2006 and 2005.  Currency fluctuations also accounted for $0.4 million of the increase in net revenue relating to our Canadian wholesale business.

Net revenue from European operations increased $47.1 million, or 73.1%, to $111.5 million in the quarter ended September 30, 2006, from $64.4 million in the prior year period.  The increase reflected significant growth in our footwear and apparel product lines.  The favorable impact from currency fluctuations in the current period was $4.8 million.

Net royalty revenue for the quarter ended September 30, 2006 increased $2.5 million, or 18.3%, to $16.4 million from $13.9 million during the same period in 2005.  The increase was the result of the strength of the accessories business, particularly handbags, watches, and footwear.

Net revenue for the nine months ended September 30, 2006, increased $179.4 million, or 27.2%, to $838.8 million from $659.4 million in the nine months ended October 1, 2005, primarily due to growth of our European and retail segments.

Net revenue from retail operations increased $75.3 million, or 18.6%, to $481.0 million in the first nine months of 2006, from $405.7 million in the first nine months of 2005.  This increase was due to a comparable store sales increase of 13.0%, which accounted for $44.7 million of the increase, and a $30.6 million increase due to an average of 24 net new stores in operation representing a 5.5% increase in average square footage as compared to the same prior year period.  While the majority of the $44.7 million comparable store sales increase was generated in our U.S. stores, the most significant comparable store sales rate increases were in our Canadian stores.  Currency fluctuations accounted for $6.3 million of the increase in net revenue relating to our Canadian retail stores.

Net wholesale revenue increased by $16.2 million, or 18.4%, to $104.3 million in the nine months ended September 30, 2006, compared to $88.1 million in the same prior year period.  U.S. wholesale revenue increased $10.3 million to $71.9 million in the nine months ended September 30, 2006 from $61.6 million during the same period in 2005.  The increase in U.S. wholesale revenue was primarily attributable to higher sales volume and lower markdown allowances as a percentage of revenue. International wholesale net revenue, excluding Europe, increased $5.9 million, or 22.3%, to $32.4 million in the first nine months of 2006, from $26.5 million in the same prior year period.  International wholesale revenue increased primarily due to higher revenues in both Asia and Canada.  Currency fluctuations accounted for $1.2 million of the increase in net revenue relating to our Canadian wholesale business.

Net revenue from European operations increased $78.6 million, or 60.0%, to $209.6 million in the nine months ended September 30, 2006, from $131.0 million in the same prior year period.  The increase was due to growth in our accessories business, higher sales in our apparel wholesale business, and additional sales in our owned retail stores.  The increase was partially offset by a $2.5 million negative impact to net revenue resulting from currency fluctuations.

Net royalty revenue increased by $9.3 million, or 26.8%, to $43.9 million for the nine-month period ended September 30, 2006, from $34.6 million during the comparable 2005 period.  The increase was the result of the strength of the accessories business, particularly handbags and watches, and the impact of incremental sales from our new footwear and fragrance licensees.

GROSS PROFIT.  Gross profit increased $49.4 million, or 43.2%, to $163.8 million in the third quarter ended September 30, 2006, from $114.4 million in the comparable 2005 period.  The increase in gross profit primarily resulted from increased sales in all segments and improved gross margin in the European, wholesale and retail segments.  Gross profit for the retail segment increased $12.1 million, or 21.2%, to $69.1 million from $57.0 million, primarily due to the 13.9% growth in retail sales and lower markdowns during the third quarter of 2006 compared to the same prior year period.  Gross profit for the wholesale segment increased $5.7 million, or 55.8%, to $15.7 million during the third quarter of 2006, from $10.0 million in the prior year period, primarily as a result of increased sales and improved gross margin.  Gross profit for our European operations increased $29.1 million, or 87.0%, to $62.6 million during the third quarter of 2006, from $33.5 million in the prior year period.  This European gross profit improvement was primarily attributable to the 73.1% increase in European sales and higher margin driven by higher mark-ups and favorable foreign exchange impacts.  Higher licensing revenues in the third quarter of 2006 increased overall gross profit by $2.5 million.

Gross margin increased 390 basis points to 47.0% in the third quarter ended September 30, 2006 from 43.1% in the same period of 2005.  The growth in the overall gross margin was attributable to a higher mix of European revenue, which generates a higher gross margin than our retail and wholesale segments, gross margin improvement in Europe, more full-priced selling in our retail and wholesale businesses and higher licensing revenue.  Gross margin from product sales increased to 44.4% in the third quarter ended September 30, 2006, from 39.9% in the third quarter ended October 1, 2005.

Gross profit increased $96.8 million, or 36.8%, to $359.9 million in the nine months ended September 30, 2006, from $263.1 million for the nine months ended October 1, 2005.  The increase in gross profit during the nine-month period ended September 30, 2006, resulted from increased sales in all segments and improved gross margin in the European, retail and wholesale segments.  Gross profit for the retail segment increased $34.0 million, or 25.5%, to $167.3 million during the first nine months of 2006, from $133.3 million in the same prior year period primarily due to higher retail sales.  Gross profit for the wholesale segment increased $8.0 million, or 28.8%, to $36.0 million during the first nine months of 2006, from $28.0 million in the same prior year period, as a result of increased sales and lower markdown allowances.   Gross profit for our European operations increased $45.5 million to $112.7 million during the first nine months of 2006, from $67.2 million in the same prior year period primarily attributable to the increase in sales.  Higher licensing revenue in the first nine months of 2006 increased overall gross profit by $9.3 million.

Gross margin increased 300 basis points during the nine months ended September 30, 2006, to 42.9% from 39.9% during the same period in 2005.  The improvement in the overall gross margin was attributable to a higher mix of European revenue, which generates a higher gross margin than in our retail and wholesale segments, gross margin improvement in Europe, lower markdowns in our retail and wholesale businesses and higher licensing revenue.  Gross margin from product sales increased 320 basis points to 39.8% during the nine months ended September 30, 2006, from 36.6% during the same period in 2005.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  Selling, general and administrative (“SG&A”) expenses increased by $10.8 million, or 13.7%, to $89.8 million in the third quarter ended September 30, 2006, from $79.0 million in the comparable 2005 period, primarily due to higher store selling expenses in North America, increased variable costs in the European operations due to higher sales and additional performance based compensation expenses, including the impact of expensing stock options in accordance with SFAS 123R.  This increase was partially offset by a special performance-based compensation expense of $4.6 million, or $2.7 million after tax, or $0.06 per diluted share, during the 2005 third quarter which did not reoccur in 2006.  SG&A expenses in our European operations increased by $5.7 million to $22.2 million in the 2006 third quarter, from $16.5 million in the 2005 third quarter due primarily to increases in distribution costs, selling agents’ commissions and depreciation.  The remaining SG&A increase of $5.1 million was primarily due to $2.5 million in additional expenses to support an average of 23 net new stores in North America, a $1.0 million increase in advertising costs and an accrual for $1.0 million related to the proposed settlement of a class action lawsuit.  As a percentage of net revenue, SG&A expenses decreased 390 basis points to 25.8% in the third quarter ended September 30, 2006 from 29.7% in the comparable 2005 period.  This lower rate reflects lower expenses in the wholesale and licensing segments and improved leverage in both our European and retail segments.

SG&A expenses increased $33.3 million, or 16.2%, to $238.0 million in the nine months ended September 30, 2006, from $204.7 million in the nine months ended October 1, 2005.  The increase was primarily attributable to a $14.2 million increase in our European operations which included commissions paid to our selling agents in Europe, a $6.4 million increase representing the cost of operating an average of 24 net new stores in North America, a $1.4 million increase in North American comparable store selling expenses, a $3.8 million increase in stock compensation expense, a $2.9 million increase in professional fees, a $2.3 million increase in pension costs, a $1.0 million accrual for the proposed settlement of a class action lawsuit and a $1.0 million increase in advertising costs.  As a percentage of net revenue, SG&A expenses decreased 260 basis points to 28.4% in the first nine months of 2006, from 31.0% in the comparable 2005 period reflecting lower expenses in the wholesale and licensing segments and improved leverage in both our European and retail segments.

EARNINGS FROM OPERATIONS.  Earnings from operations increased to $74.0 million in the third quarter ended September 30, 2006, compared with earnings from operations of $35.5 million in the third quarter ended October 1, 2005.  The retail segment improved its earnings from operations to $26.0 million in the third quarter ended September 30, 2006, from $18.8 million during the same period in 2005 as a result of higher sales and increased gross profit, partially offset by an increase in store selling and other costs.  The wholesale segment increased earnings from operations to $8.5 million in the third quarter ended September 30, 2006, from earnings from operations of $1.8 million in the comparable 2005 period.  The improvement in earnings from operations for the wholesale segment was principally due to higher sales and improved gross margin in our U.S. wholesale business coupled with lower operating expenses.  The European segment increased earnings from operations to $40.4 million in the third quarter ended September 30, 2006, from earnings from operations of $16.9 million in the comparable 2005 period, primarily due to improved performance of our accessories, footwear and apparel wholesale businesses.  The licensing segment increased its earnings from operations to $13.1 million in the third quarter ended September 30, 2006, from $7.9 million in the comparable 2005 period.  The improvement was the result of higher revenues generated by our accessories licensees and lower expenses primarily due to the special performance-based compensation expense of $4.6 million in the prior year, which did not reoccur in 2006.  The cost of unallocated corporate overhead increased to $14.0 million in the third quarter ended September 30, 2006, from $9.9 million in the comparable 2005 period, mainly due to higher compensation costs, including stock option expense.  The combination of higher gross margin and lower SG&A expense rate resulted in an increase in operating margin of 780 basis points from 13.4% to 21.2%.

Earnings from operations for the nine months ended September 30, 2006 increased to $121.9 million from $58.4 million for the nine months ended October 1, 2005.  The $63.5 million increase in earnings from operations resulted from growth in all of our segments.  The retail segment generated earnings from operations of $49.1 million in the nine months ended September 30, 2006, compared to $28.8 million in the same 2005 period.  The increase in earnings from operations for the retail segment was due to higher sales and gross profit partially offset by an increase in store selling and other costs.  Earnings from operations for the wholesale segment were $14.5 million in the nine months ended September 30, 2006, compared to $4.2 million in the same 2005 period.  The increase in earnings from operations for the wholesale segment was principally due to higher U.S. wholesale sales and gross margin, and lower operating expenses.  The European segment increased its earnings from operations to $59.2 million in the nine months ended September 30, 2006, from $27.9 million in the comparable 2005 period primarily due to increased sales, improved gross margin and better expense leverage.  Earnings from operations for the licensing segment increased to $37.4 million for the 2006 nine-month period from $24.9 million for the same 2005 period due primarily to higher revenues generated by our accessories licensees.  The cost of unallocated corporate overhead increased to $38.3 million in the nine months ended September 30, 2006, from $27.4 million in the comparable 2005 period, mainly due to higher compensation related costs, including stock option expense.  The combination of higher sales and gross margin and lower SG&A expense rate resulted in an increase in operating margin of 560 basis points from 8.9% to 14.5%.

INTEREST EXPENSE AND INTEREST INCOME.  Interest expense decreased 6.8% to $1.5 million in the third quarter ended September 30, 2006, from $1.6 million in the comparable 2005 period.  Total debt at September 30, 2006, was $86.6 million, and was comprised of: $31.7 million of the Company’s 6.75% Secured Notes due 2012; $34.8 million of bank debt, primarily from our European operations, and $20.1 million of capital lease obligations relating to our European building.  On a comparable basis, the average debt balance for the third quarter ended September 30, 2006 was $82.2 million, with an average effective interest rate of 7.1%, versus an average debt balance of $85.1 million, with an average effective interest rate of 7.4%, for the same period in 2005.  Interest income increased to $1.7 million in the third quarter ended September 30, 2006, from $0.6 million in the comparable 2005 period due to higher average invested cash balances and higher interest rates.

Interest expense decreased $0.1 million to $4.8 million in the nine-month period ended September 30, 2006, from $4.9 million in the comparable 2005 period.  On a comparable basis, the average debt balance for the first nine months of 2006 was $86.0 million, with an average effective interest rate of 7.2%, versus an average debt balance for the first nine months of 2005 of $92.5 million, with an average effective interest rate of 6.9%. Interest income increased to $4.3 million in the nine months ended September 30, 2006, from $1.5 million in the comparable 2005 period due to higher average invested cash balances and higher interest rates.

OTHER INCOME, NET.  Other income was $1.4 million for the three months ended September 30, 2006,  versus no other income for the three months ended October 1, 2005.  Other income in the 2006 third quarter included a $0.8 million gain on the sale of land and a $0.9 million gain on the sale of  long-term investments, partially offset by a $0.3 million unrealized loss from changes in fair values of interest swap contracts.  Other income was $2.6 million for the nine months ended September 30, 2006 due to a $0.8 million gain on the sale of land, a $1.3 million gain on the sale of  long-term investments, a $0.3 million increase in cash surrender value of long-term investments and a $0.2 million unrealized gain from interest swap contracts.  There was no other income in the comparable 2005 nine-month period.

INCOME TAXES.  Income tax expense for the third quarter ended September 30, 2006 was $27.3 million, or a 36.1% effective tax rate, compared to income tax expense of $13.8 million, or a 40.0% effective tax rate, for the third quarter ended October 1, 2005.  Income tax expense for the nine months ended September 30, 2006 was $46.6 million, or a 37.5% effective tax rate, compared to the income tax expense of $22.0 million, or a 40.0% effective tax rate, for the nine months ended October 1, 2005. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  The decrease in the effective tax rate for the nine-month period was due to the consequential lower impact of permanent tax differences as a result of increased earnings, the generation of capital gains in the third quarter, which allowed the Company to realize capital loss carryforwards, and favorable tax audit settlements.

NET EARNINGS.  Net earnings increased by $27.7 million, or 133.8%, to $48.4 million in the third quarter ended September 30, 2006, from $20.7 million in the third quarter ended October 1, 2005. For the 2006 nine-month period, net earnings increased by $44.5 million, or 134.7%, to $77.5 million, from earnings of $33.0 million during the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our need for liquidity primarily arises from the principal payments on our debt, expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure, operations and funding of our European operation and other international growth. We have historically financed our operations primarily from internally generated funds and borrowings under our credit facilities and other bank facilities.  Please see “Important Notice Regarding Forward-Looking Statements” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

On September 19, 2006, the Company and certain of its affiliates entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “New Credit Facility”).  The New Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits.  The New Credit Facility is scheduled to mature on September 30, 2011.

The obligations under the New Credit Facility are guaranteed by certain of the Company’s existing and future domestic subsidiaries, and such obligations, including the guaranties, are secured by (a) substantially all present and future property and assets of the Company and each guarantor, and (b) the equity interests of certain of the Company’s direct and indirect U.S. subsidiaries and 65% of the equity interests of the Company’s first-tier foreign subsidiaries.

Direct borrowings under the New Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (which was 0.75% at September 30, 2006) based on Guess’ leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) for domestic loans, 0.50% in excess of the federal funds rate, and for Canadian loans, 0.50% in excess of the average rate for 30 day Canada dollar bankers’ acceptances, or (ii) the rate of interest as announced by Bank of America as its “prime rate,” in each case as in effect from time to time, plus an applicable margin (which was 0.0% at September 30, 2006) based on the Company’s leverage ratio at the time.  The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type.  At September 30, 2006, the Company had $1.7 million in outstanding documentary letters of credit and no outstanding borrowings under the New Credit Facility.

The New Credit Facility requires the Company to comply with a leverage ratio and a fixed charge coverage ratio.  In addition, the New Credit Facility contains customary covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate, and enter into certain transactions with affiliates.  Upon the occurrence of an event of default under the New Credit Facility, the lenders may cease making loans, terminate the New Credit Facility and declare all amounts outstanding to be immediately due and payable.  The New Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.

The New Credit Facility replaces the (a) Amended and Restated Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Western) (formerly known as Congress Financial Corporation (Western)) and Guess, Guess? Retail, Inc. and Guess.com, Inc., dated as of December 20, 2002, as amended, and (b) Canadian Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Canada) (formerly known as Congress Financial Corporation (Canada)) and Guess Canada, dated as of December 20, 2002, as amended (together, the “Prior Credit Facility”).  The Prior Credit Facility was terminated concurrently with the closing of the New Credit Facility.  Certain letters of credit outstanding at closing under the Prior Credit Facility were collateralized with cash and cash equivalents by the Company.  At September 30, 2006, the Company had $7.4 million in outstanding standby letters of credit and $17.2 million in outstanding documentary letters of credit with respect to the Prior Credit Facility.  The Company has collateralized the outstanding letters of credit by restricting a portion of its cash investments totaling $35.3 million at September 30, 2006.  As of October 25, 2006, the restricted cash balance was reduced to $16.3 million.  The Company intends to settle these letters of credit and transfer the standby letters of credit to the New Credit Facility in the short term.

On April 28, 2003, Guess? Royalty Finance LLC, a wholly-owned subsidiary of the Company (the “Issuer”), issued in a private placement $75 million of 6.75% asset-backed notes due June 2012 (“Secured Notes”). The Secured Notes are secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements. The carrying value of the assets pledged as collateral, namely royalty receivables, was $11.7 million at September 30, 2006 and was classified as current assets. The Secured Notes obligate the Issuer to pay interest and amortize principal quarterly. Payment of principal and interest on the Secured Notes is guaranteed by Guess? IP Holder L.P. (“IP Holder”), a wholly-owned subsidiary of the Company, which is the owner of substantially all of the Company’s domestic and certain of the Company’s foreign trademarks. Under the terms of the Secured Notes, the Issuer, IP Holder and the applicable indenture trustee have each agreed that none of them will take any action that would result in a material breach or impairment of any of the rights of any licensee under any license of the trademarks held by IP Holder, including the concurrent license of such trademarks back to the Company. The Secured Notes are subject to an interest reserve account in an amount equal to the greater of (1) the product of the interest rate and the outstanding principal amount or (2) $1,750,000. At September 30, 2006, the Company had approximately $2.1 million of restricted cash related to the interest reserve. This restricted cash is of a long-term nature and is included in other-assets.  At September 30, 2006, the Company had $31.7 million outstanding under the Secured Notes, of which $18.1 million is classified as long-term debt.

The Company’s European operation maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy. Under these agreements, the Company can borrow up to $72.7 million with annual interest rates ranging from 3.4% to 5.0%.  At September 30, 2006, the Company had $26.1 million of borrowings outstanding under these agreements with a weighted average annual interest rate of 3.9%. These agreements are denominated in Euros, have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by a $5.1 million standby letter of credit issued under the Prior Credit Facility. None of the agreements have stated maturities.

The Company’s European operation had term loans with two banks totaling $8.7 million at September 30, 2006, with a weighted average annual interest rate of 4.7%.  Of this amount, $5.9 million is classified as long-term debt. Both of these loans are unsecured. The interest rate of the first loan is the Euribor three-month rate plus 1.5% and contains no financial ratio covenants. The interest rate of the second loan is the Euribor six-month rate plus 1.35% and contains certain financial ratio covenants.  These loans mature between April 2008 and July 2010 and require principal and interest payments quarterly or semi-annually.  These term loans are denominated in Euros.

The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs completed in 2006. The building is the new headquarters for the Company’s Italian operation. This transaction resulted in a capital lease obligation of $20.1 million, including build-outs, as of September 30, 2006.  The Company subsequently entered into separate interest rate swap agreements designated as non-hedging instruments resulting in a fixed rate of 3.55%.  These interest rate swap agreements mature through 2016 and convert the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt.  The fair value of the interest rate swap asset as of September 30, 2006 was approximately $0.2 million.

Net cash provided by operating activities was $55.1 million for the nine months ended September 30, 2006, compared to $92.4 million for the nine months ended October 1, 2005, or a decrease of $37.3 million. The decrease in cash provided by operating activities over the prior year was driven by growth in receivables of $87.2 million, primarily in Europe due to the revenue growth and the longer customary payment terms in that region.  In addition, the current year did not include approximately $40.0 million related to certain fixed, cash rights payments from renegotiated license agreements received in 2005 which are over-and-above the Company’s ongoing royalty payments.  These items were partially offset by growth in net income of $44.5 million, lower relative growth in inventories of $11.4 million and higher growth of accounts payable and accrued expenses of $34.8 million.  At September 30, 2006, the Company had working capital of $250.1 million compared to $190.8 million at December 31, 2005 and $186.8 million at October 1, 2005.

Gross capital expenditures totaled $36.3 million, before deducting lease incentives of $4.4 million, for the nine months ended September 30, 2006.  This compared to $37.4 million, before deducting lease incentives of $4.0 million, for the same 2005 period.  The Company’s capital expenditures for the full year 2006 are planned at approximately $56.0 million, before deducting estimated lease incentives of approximately $4.9 million, primarily for retail store expansion of approximately 33 stores, significant store remodeling programs, investments in information systems and enhancements in other infrastructure.  This amount excludes $4.4 million in non-cash build-out costs for the new headquarters building in Florence, Italy, that we are leasing.  These build-out costs are accounted for as a capital lease and accordingly, are treated as a non-cash item in the consolidated statement of cash flows.  In addition, in May 2006, the Company entered into an agreement to acquire a new corporate aircraft with a scheduled delivery date in December 2007 and has made down payments of approximately $8.0 million with additional progress payments totaling $10.9 million to be made through the expected delivery date.  The down payments are accounted for as an addition to deposits on property and equipment in cash flows from investing activities.  The acquisition will replace a current aircraft fractional ownership arrangement.  The Company is currently negotiating with a lender to fund the full purchase price of the aircraft and is considering entering into a sale and leaseback arrangement on completion of construction of the aircraft.

During the first quarter of 2005, the Company purchased for $21.4 million, including cash acquired of $1.0 million, the remaining 90% of the shares of its European jeanswear licensee, Maco Apparel, S.r.l. (“Maco”), which it did not already own as well as certain retail stores in Europe.  In 2005, the Company paid $16.9 million of the purchase price and refinanced $44.9 million of the outstanding debt of Maco.  The remaining amount of the purchase price is included in liabilities and is payable in $0.5 million installments on each January 30 and June 30 through June 30, 2009.

The Company’s primary working capital needs are for inventory and accounts receivable.  Accounts receivable at September 30, 2006 were $172.6 million, up $68.8 million, compared to $103.8 million at October 1, 2005.  Approximately $51.3 million of the increase is attributed to the receivables related to our European business which totaled $119.0 million at September 30, 2006, versus $67.7 million a year ago.  Approximately $46.9 million of our European segment’s accounts receivable is insured for collection purposes.  The Company’s inventory levels increased $13.3 million to $139.7 million at September 30, 2006 from $126.4 million at October 1, 2005. The increase in inventory levels versus the year ago period was primarily due to increased inventory to support the sales growth in Europe and in our North American retail operations, partially offset by lower raw materials and work-in-progress balances.

Cash flows used in financing activities increased to $29.5 million in the nine months period ended September 30, 2006, compared to $4.5 million for the comparable prior year period.  In the 2006 period, the Company collateralized outstanding letters of credit under its Prior Credit Facility by restricting $35.3 million of its cash equivalents.  This resulted in a use of cash from financing activities.  As of October 25, 2006, the restricted cash balance was reduced to $16.3 million.  The Company intends to settle these letters of credit and transfer the standby letters of credit to the New Credit Facility in the short term.

During the third quarter ended September 30, 2006, the Company relied on trade credit along with available cash and borrowings under the Prior Credit Facility, European bank facilities, real estate leases, and internally generated funds to finance its operations and expansion.  The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, and interest and principal payments on its debt, primarily with cash flow from operations supplemented by borrowings, if necessary, under the New Credit Facility and bank facilities in Europe.

On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (“SERP”) which became effective January 1, 2006.  The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances.  The initial participants in the SERP are Maurice Marciano and Paul Marciano, Co-CEOs and Co-Chairmen of the Board, and Carlos Alberini, President and Chief Operating Officer.  As a non-qualified pension plan no funding of the SERP is required, however, the Company expects to make seven annual payments of approximately $3.6 million each into an insurance policy held in a rabbi trust to fund the expected obligations arising under the SERP. The cash surrender value of the insurance policy was $3.8 million as of September 30, 2006. The amount of future payments may vary, depending on the future years of service and future annual compensation of the participants and investment performance of the trust.

In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 2,000,000 shares of common stock for the ESPP.  During the nine months ended September 30, 2006, 21,546 shares of the Company’s common stock were issued out of its treasury shares pursuant to the ESPP at an average price of $31.45 per share for a total of $0.7 million.

SEASONALITY

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. U.S. retail operations are generally stronger in the third and fourth quarters, and U.S. wholesale operations generally experience stronger performance in the third quarter. The European operations are largely wholesale and operate with two primary selling seasons. Spring/Summer ships in the first quarter of the year and Fall/Winter in the third quarter. The European second and fourth quarters of the year are relatively small sales quarters. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of results for the full year.

WHOLESALE BACKLOG

The backlog of wholesale orders at any given time is affected by various factors, including seasonality, cancellations, the scheduling of market weeks and manufacturing and shipment of products.  Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

U.S. backlog

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 48 hours. The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to stores.  Regarding our U.S. wholesale backlog, as we disclosed previously, the scheduling of market weeks can affect the amount of orders booked in the backlog compared to the same date in the prior year. This year’s backlog for product, as an example, reflected a shorter shipping period of about two months for men’s product compared to last year’s backlog. We estimate that if we were to exclude the additional orders from last year’s backlog to make the comparison consistent with the current year, then the current backlog would be up about 16% from the prior year. Not taking into account the impact of this change, our U.S. wholesale backlog as of October 28, 2006, consisting primarily of orders for fashion apparel, was approximately $44.7 million, compared to $41.7 million for such orders at October 29, 2005, or up 7%.

Europe backlog

As discussed above, the European operations operate with two primary wholesale selling seasons.  The Spring/Summer season, which ships mostly in the first quarter of the year and the Fall/Winter season, which ships mostly in the third quarter.  The European second and fourth quarters of the year are relatively small sales quarters.  However, customers have the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs.  Accordingly, a certain amount of orders in the backlog may be shipped before or after the respective quarters.  As of November 3, 2006, the European operations backlog was approximately €99.0 million.  The Company expects the orders in the current backlog to be shipped in the next two quarters, with most of the orders being shipped in the first quarter of 2007.  As discussed above, these orders are subject to cancellation and may not be indicative of eventual actual shipments.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 may have on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. The Company is currently assessing the impact, if any, of the adoption of SAB 108.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. Additional footnote disclosures will also be required. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company is evaluating the impact of SFAS 158 on its financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

The Company received United States dollars (“USD”) for approximately 61.9% of product sales and licensing revenue based on revenues during the first nine months of 2006. Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the cost of goods in the future. In addition, royalties received from international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in USD. During the last three fiscal years, exchange rate fluctuations have not had a material impact on inventory costs. Due to the increase in foreign currency transactions and the fact that not all foreign currencies react in the same manner as the USD, the Company cannot quantify in any meaningful way the effect of currency fluctuations on future income.

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

At December 31, 2005, the Company’s foreign subsidiaries had currency exchange contracts to purchase $5.0 million USD and the current value of those contracts at that date was $5.1 million USD. At September 30, 2006, the Company had no currency exchange contracts.  The Company is currently developing its hedging program for 2007.

Interest Rate Risk

At September 30, 2006, 36.6% of the Company’s indebtedness contained a fixed interest rate of 6.75%.  In addition, approximately 23.2% of the Company’s indebtedness related to a capital lease obligation which is covered by interest rate swap agreements resulting in a fixed interest rate of 3.55% over the life of the lease obligation.  Changes in the related interest rate will result in an unrealized gain or loss on the fair value of the swap and are reported in other income or expenses.  The change in the unrealized fair value of the interest swap had an immaterial impact during the quarter.  The remaining indebtedness, comprised of borrowings from European banks, is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have increased interest expense for the quarter ended September 30, 2006, by approximately $0.2 million.

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

There was no change in our internal control over financial reporting during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

On February 1, 2005, a complaint was filed by Michele Evets against the Company in the Superior Court of the State of California for the County of San Francisco.  The complaint purports to be a class action filed on behalf of current and former Guess store managers in California.  Plaintiffs seek overtime wages and a preliminary and permanent injunction.  The Company answered the complaint on April 28, 2005.  The parties participated in a voluntary mediation on August 16, 2006 and are in the process of finalizing a settlement agreement.  The Company has accrued $1.0 million related to net charges in connection with the proposed settlement arrangement.

The Company is also involved in various other employment-related claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position.  With the exception of the class action accrual discussed above, no material amounts were accrued as of September 30, 2006 and December 31, 2005, related to any of the Company’s other litigation cases.

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
*4.4

First Supplemental Indenture, dated as of August 31, 2006, by and among Guess? Royalty Finance LLC and BNY Midwest Trust Company, as Indenture Trustee, for the 6.75% Secured Notes issued by Guess? Royalty Finance LLC.

10.79	Amendment to the Guess?, Inc. 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan, dated as of July 5, 2006. (3)
10.80

Credit Agreement by and among the Company and Guess? Canada Corporation, as Borrowers, lenders from time to time party thereto, Bank of America, N.A., as Domestic Administrative Agent and Domestic L/C Issuer, and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent and Canadian L/C Issuer, dated as of September 19, 2006. (4)

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

(2)             Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

(3)    Incorporated by reference from the Company’s Current Report on Form 8-K filed July 11, 2006.

(4)             Incorporated by reference from the Company’s Current Report on Form 8-K filed September 25, 2006.

(5)             A signed original of this written statement required by Section 302 has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request

(6)             A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUESS?, INC.

Date: November 8, 2006	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President and Chief Operating Officer

Date: November 8, 2006	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)