Form 10-K
period 2006-12-31
GUESS INC
filed 2007-03-01
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the close of business on July 1, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $977,882,152 based upon the closing price of $20.88 on the New York Stock Exchange composite tape on such date (as adjusted to reflect the two-for-one stock split announced on February 14, 2007). For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of the close of business on February 20, 2007, the registrant had 93,198,238 shares of common stock outstanding.

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to the Company’s expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth, plans regarding international expansion, e-commerce, business seasonality, industry trends, consumer demands and preferences, competition and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Item 1A. Risk Factors” contained herein.

RECENT EVENTS

On January 18, 2007, the Board of Directors of Guess?, Inc. (the “Company”) approved a change in the Company’s fiscal year end from December 31 to the Saturday nearest January 31 of each year. The fiscal year change is effective beginning with the Company’s 2008 fiscal year, which began February 4, 2007 and will end February 2, 2008. As a result of the change, the Company had a January 2007 fiscal month transition period which began January 1, 2007 and ended February 3, 2007. The results of the transition period are expected to be reported in the Company’s Form 10-Q to be filed for the new fiscal first quarter ending May 5, 2007 and in the Company’s Form 10-K to be filed for the new fiscal year ending February 2, 2008. Because the fiscal year change was not effective until after the completion of the Company’s 2006 fiscal year, the financial and other information reported herein continues to be reported based on the Company’s prior fiscal calendar.

On February 12, 2007, the Board of Directors declared a quarterly cash dividend of $0.12 per share (on a pre-split basis) on the Company’s common stock and approved a two-for-one stock split of the Company’s common stock to be effected in the form of a 100% stock dividend. The cash dividend and the 2007 stock split will each be paid on or about March 12, 2007 to shareholders of record as of the close of business on February 26, 2007. The Company’s common stock is expected to begin trading on the New York Stock Exchange on a post-split basis on March 13, 2007. All historical share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the 2007 Stock Split.

ii

PART I

ITEM 1.                Business.

General

Unless the context indicates otherwise, the terms “we,” “us” or the “Company” in this Form 10-K, are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.

We design, market, distribute and license one of the world’s leading lifestyle collections of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. Our apparel is marketed under numerous trademarks including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, Question Mark and Triangle Design, a stylized G, GUESS Kids, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and MARCIANO. The lines include full collections of denim and cotton clothing, including jeans, pants, overalls, skirts, dresses, shorts, blouses, shirts, jackets and knitwear. We also selectively grant licenses to manufacture and distribute a broad range of products that complement our apparel lines, including eyewear, watches, handbags, footwear, kids’ and infants’ apparel, leather apparel, swimwear, fragrance, jewelry and other fashion accessories.

Our products are sold through three primary distribution channels: in our own stores, to a network of wholesale accounts and through the Internet. GUESS? branded products, some of which are produced under license, are also sold internationally through a series of licensees and distributors. Our core customer is a style-conscious consumer primarily between the ages of 18 and 32. These consumers are part of a highly desirable demographic group that we believe has significant disposable income. We also appeal to customers outside this group through specialty product lines that include MARCIANO, a more sophisticated fashion line targeted to women, and GUESS Kids, targeted to boys and girls ages six to twelve.

We were founded in 1981 and currently operate as a Delaware corporation.

Business Segments

The business segments of the Company are retail, wholesale, European and licensing. The Company believes this segment reporting reflects how its four business segments are managed and each segment’s performance is evaluated. The retail segment includes the Company’s retail operations in North America. The wholesale segment includes the wholesale operations in North America and internationally, excluding Europe. The European segment includes both wholesale and retail operations in Europe. The licensing segment includes the worldwide licensing operations of the Company. The business segments’ results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following corporate costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal. Financial information about each segment, together with certain geographical information, for the fiscal years ended December 31, 2006, 2005 and 2004 are included under Note 15 to the Consolidated Financial Statements contained herein.

In 2006, 60.9% of our net revenue was generated from retail operations, 12.3% from wholesale operations, 21.3% from European operations and 5.5% from licensing operations. Our total net revenue in 2006 was $1.19 billion and net earnings were $123.2 million.

Business Strengths

We believe we have several business strengths which help us to successfully execute our strategies. These business strengths include:

Brand Equity.   We believe that our brand name is one of the most familiar in fashion and is one of our most valuable assets. We believe the enduring strength of the GUESS? brand name and image is due mainly to our consistent emphasis on innovative and distinctive product designs that stand for exceptional styling and quality. Our industry is highly competitive and subject to rapidly changing consumer preferences and tastes. The success of our brand depends on our ability to anticipate the fashion preferences of our customers. We have a team of designers who, under the direction of Maurice Marciano, our Chairman, seeks to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image. Through our award-winning advertising, under the creative leadership and vision of Paul Marciano, our Chief Executive Officer, we have achieved worldwide recognition of the GUESS? brand name. By retaining control over advertising and marketing activities from our headquarters in Los Angeles, we maintain the integrity, consistency and direction of the GUESS? brand image worldwide, while realizing substantial cost savings when compared to the use of outside advertising agencies.

We have developed the “GUESS? signature image” and “GUESS? lifestyle concept” through the use of our strong and distinctive images, merchandising display themes, logos and trademarks which are registered in approximately 170 countries.

Advertising and Marketing.   We control all of our worldwide advertising, marketing activities and promotional materials from our headquarters in Los Angeles. GUESS Jeans, GUESS U.S.A. and GUESS?, Inc. images have been showcased globally in dozens of major publications as well as in outdoor and broadcast media.

We communicate the GUESS? image through the use of our signature black and white print advertisements, as well as color print advertisements, designed by our in-house advertising department. Led by Paul Marciano, this team has won numerous awards and contributed to making the GUESS? brand one of the most recognizable fashion brands in the world. We have maintained a high degree of consistency in our advertisements by using similar themes and images. We require our licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of GUESS? products in Company-approved advertising, promotion and marketing.

Retail Distribution.   At December 31, 2006, we operated a total of 336 stores in the U.S. and Canada, consisting of 192 full-price retail stores, 103 factory outlet stores, 25 MARCIANO stores and 16 Guess Accessories stores. At year end, we also operated 24 stores in Europe and three stores in Mexico through a majority owned joint venture. Our retail network creates an upscale and inviting shopping environment and enhances our image. Distribution through our retail stores allows us to influence the merchandising and presentation of our products, build brand equity and test market new product design concepts. Our retail stores carry a full assortment of men’s and women’s merchandise, including most of the GUESS? licensed products. Our factory outlet stores are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our own full-price retail stores.

In 2004, we launched our MARCIANO product line. This line was previously labeled as GUESS Collection and was rebranded as MARCIANO in the third quarter of 2004. The new assortment commands higher price points and it targets a more upscale, contemporary customer. The MARCIANO line is available in approximately half of our full-price GUESS? retail stores in the U.S. and Canada. As of December 31, 2006, we had 25 MARCIANO stores that feature this line exclusively.

In 2004, we also launched a new Accessories store concept. We believe we offer unique positioning in the accessories marketplace with a well-recognized brand name at a more accessible price point than the luxury accessories brands. As of December 31, 2006, we had 16 Accessories stores that carry the full GUESS? accessories line. We continue to sell accessories in our full-price retail and factory outlet stores, and through our licensees. Our accessories are also available in department stores and internationally.

Licensee Stores.   Our international licensees and distributors operated 386 GUESS? stores in approximately 57 countries outside the U.S. and Canada at December 31, 2006. We plan to open approximately 108 new stores in 2007 primarily through our international licensees and distributors. These stores carry apparel and accessories that are similar to those sold in the U.S., including some that are tailored for local fashion sensibilities. We work closely with international licensees and distributors to ensure that their store designs and merchandise programs protect the reputation of the GUESS? trademarks. Our international licenses and distribution agreements also allow for the sale of GUESS? brand products in better department stores and upscale specialty retail stores.

Wholesale Distribution.   We have both domestic and international wholesale distribution channels. U.S. wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading U.S. wholesale customers include Federated Department Stores, Inc. and Dillard’s, Inc. At December 31, 2006, our products were sold directly to consumers from approximately 970 doors in the U.S. These locations include 398 shop-in-shops, an exclusive selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women’s or men’s apparel. Through our foreign subsidiaries and our network of international distributors, our products are also found in major cities throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America.

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

European Operations.   We run our European business with our local European management team who work closely with our wholesale customers, licensees and distributors and also manage our owned stores. Following the acquisition of our European jeanswear licensee in January 2005, we integrated this business with our existing European accessories business. In addition, effective December 31, 2006, the Company acquired 75% of the outstanding shares of Focus Europe, S.r.l. (“Focus”), the Company’s existing licensee for the manufacture, distribution and retail sales of “GUESS by MARCIANO” contemporary apparel in Europe, the Middle East and Asia. The acquisition is expected to further accelerate the Company’s expansion in Europe. While the GUESS? brand is well recognized in Europe, we believe it is under-penetrated and we see significant opportunities to expand distribution. In 2006, we, along with our licensees and distributors, opened 42 stores of all retail concepts combined in Europe. At the end of 2006, Guess and its licensees and distributors operated 102 stores in Europe, 24 of which were Company operated. In 2007, we plan to open approximately 35 stores in Europe primarily through our licensees and distributors.

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

Retail Store Strategy and Expansion Plans.   Our retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the performance of existing stores. During 2006, we opened a total of 32 new stores in the U.S. and Canada consisting of eight new full-price retail stores, seven factory outlet stores, 11 MARCIANO stores and six GUESS Accessories stores, while closing 11 stores.

Our retail locations build brand awareness and contribute to market penetration and growth of the brand in concert with our wholesale operations. In 2006, we increased our retail average square footage by 5.3% to 1,621,000 square feet in the U.S. and Canada. We continue to be very selective with new store locations and expect to open approximately 48 new stores in 2007, consisting of 15 full-price retail, four factory outlet, 13 MARCIANO, three GUESS Accessories and 13 G by GUESS stores. In addition, we plan to close approximately 18 stores and convert 19 stores to G by GUESS stores in 2007. The Company is also exploring a joint venture arrangement with its footwear licensee to open a small number of new footwear concept stores in North America.

In 2006, total sales in the U.S. and Canada at our stores open for at least one year increased by 12.8% from 2005 levels. We believe this increase is attributable to our commitment to several ongoing initiatives, including leadership in new product development, a more fashion-focused product mix, the introduction of new product categories, improvements in merchandising and visual presentation, the remodeling of select stores to promote a consistent brand image, an improved retail store inventory allocation system, the continued development of the MARCIANO and Accessories lines and the development of a motivated team of sales professionals to service our customers and provide a favorable shopping experience.

We are also placing additional emphasis on our Accessories line and our MARCIANO line. This includes greater focus on these products in our existing stores as well as continuing to develop and open additional Accessories and MARCIANO stores which exclusively feature these products.

During 2006, we opened 11 MARCIANO and six Guess Accessories stores in addition to the nine and six stores that we opened in 2005, respectively. These store concepts leverage our brand recognition and the reputation we have for sexy, contemporary styling to extend the appeal of our brand. The MARCIANO brand is attracting a slightly older, more sophisticated customer, while the Accessories stores are enabling us to build a more meaningful presence in this high-margin segment. We are targeting customers who already shop GUESS? stores but are looking for an expanded accessories presentation, as well as new customers who did not shop at GUESS? in the past.

As part of our retail growth strategy, in 2007 we are launching our new mid-tier brand store concept, which we call G by GUESS. G by GUESS is aimed to capture a market demographic that shops price points between factory and retail. The G by GUESS brand will only be distributed in G by GUESS stores and will carry apparel for both men and women that is aspirational, timeless and fun. The stores will have a fresh feel, directed toward a full customer experience, with fashion-forward, but not cutting edge fashion. The stores will have a slightly smaller footprint than Guess? stores. We will be rolling out G by GUESS in early 2007 in North America. We expect to convert some Guess? and factory stores and also open some new stores, resulting in approximately 32 G by GUESS stores by year end.

International Expansion.   International expansion continues to be a key to our long term growth strategy. In January 2005, we completed the acquisition of the remaining 90% of Maco, the Italian licensee of GUESS jeanswear for men and women in Europe, including the assets and leases of ten retail stores in Europe. In 2006, we, along with our distributors and licensees, opened 125 stores in all concepts combined outside of the U.S. and Canada, bringing the total number of such stores to 413 at year end. In addition, effective December 31, 2006, the Company acquired 75% of the outstanding shares of Focus Europe, S.r.l. (“Focus”), the Company’s existing licensee for the manufacture, distribution and retail sales of “GUESS by MARCIANO” contemporary apparel in Europe, the Middle East and Asia. The acquisition is expected to further accelerate the Company’s expansion in Europe.

We believe there are significant opportunities to continue our international growth, particularly in Europe, where the GUESS? brand is well recognized but under-penetrated, as well as in Mexico, India, the Middle and  the Far East. In South Korea, we began selling directly in approximately 45 points of sales in 2007 including concessions which are owned and operated by us through leasing spaces from major department stores, as well as franchised stores. We opened a showroom in Hong Kong in 2006 and plan to open approximately 20 points of sales in China during 2007, with flagship stores in Beijing and Shanghai, as well as free standing stores in Hong Kong and Macau. In addition, our new joint venture in Mexico is currently distributing through a major department store chain, Liverpool, with 22 shop-in-shop locations and has opened three stand-alone stores.

Our business will also grow as our partners open new licensed stores internationally. We plan to open approximately 108 new retail stores in 2007 outside the U.S. and Canada primarily through our international licensees and distributors. We are working closely with our international distributors and licensees to develop these opportunities and to expand the availability of the GUESS? brand throughout the world.

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

In 2006, we entered into a joint venture with Adivina S.A. de. C.V. to oversee the revitalization and expansion of the GUESS? brand in Mexico; we also signed a new license with a European licensee to develop and manufacture lingerie and swimwear under the GUESS? trademark in Europe and certain other countries. In 2005, we successfully renegotiated license agreements with our existing licensees for watches, handbags and eyewear on terms that were significantly improved over our prior arrangements and began shipping our new fragrance line. In addition, in 2004, we signed a new shoe license with Marc Fisher LLC to develop, manufacture, and distribute athletic and fashion footwear under the GUESS? trademark in the U.S. and several countries worldwide and began shipping footwear products in 2005. We believe these are important steps in expanding our presence both domestically and globally. We will continue to strategically examine opportunities to expand our licensee portfolio by developing new licensees that can expand our brand penetration and complement the GUESS? image.

Acquisition Strategy.   We evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. In December 2006, we acquired 75% of the outstanding shares of Focus, as well as the leases and assets of four retail stores in Italy. Focus, based in Italy, has served as the licensee, manufacturer, distributor and retailer of GUESS by MARCIANO contemporary apparel for men and women in Europe for the past 10 years. The agreement included the purchase of inventory, certain fixed assets and the transfer of leases for the retail locations.

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

With the Focus and Maco acquisitions, we now directly manage our adult apparel businesses in Europe. We believe the combination of the manufacture and distribution of all our European apparel lines under the GUESS? umbrella allows us to take advantage of economies of scale and provides an opportunity to further expand our wholesale and retail operations in this region.

Improved Product Sourcing.   Over the past year, we initiated significant changes within our supply chain operations: re-defining calendars, streamlining processes and building core competencies within our product areas. These new processes are providing calendar alignment and timely delivery to our western hemisphere retail and wholesale divisions, while also incorporating the development calendars and market timing of our Asian and European businesses. This globalization of operations will enable us to begin integrating our European, North American and Asian-based supply chains. This, in turn, supports our long term strategy of developing a global core product assortment, through collaboration between our U.S. and Italy based design teams. To better support the design process, we formed a new Product Development team responsible for driving calendar deadlines, assortment plans and financial goals throughout the design process. In addition, this team is responsible for fabric research and development, working directly with global textile mills and suppliers, in order to drive innovation, ensure quality and increase value within our product lines. We are currently developing a Product Lifecycle Management (“PLM”) system that will enable global access and centralized management for our newly defined processes and calendars. Initial roll-out is scheduled for early 2007 with enhancement and refinement to continue throughout 2007, providing comprehensive management of all product related activities from concept to distribution.

In 2006, we significantly increased the sourcing volume placed through our own Hong Kong sourcing office. In 2006, we purchased approximately 89% of our North American finished products from third-party international vendors, primarily in Asia and Mexico. In 2007, we plan to build product development and pre-manufacturing capabilities within, in addition to adding depth to, our existing Asian based sourcing staff. These investments should enable us to shift early stage conceptual development and product engineering to Asia, facilitating closer collaboration with our key suppliers from design inception. Los Angeles will remain the hub of denim development and production, as well as speed-based development and wholesale replenishment program management.

Logistics.   The Company’s primary distribution center is based in Louisville, Kentucky. This 506,000 square-foot facility is near United Parcel Service’s national transit hub and has contributed to the reduction of our shipping time to our stores and wholesale accounts that are east of the Mississippi River. Depending on processing volumes and productivity improvements, we expect that we will continue to reduce operating cost per unit by reducing handling costs in the Kentucky facility and will provide better service to our customers by faster shipping and reduced response times. As of December 31, 2006, this facility was approximately 50% utilized.

We continued to focus on all aspects of our supply chain in 2006. For example, we are planning to implement a new picking system to be completed in 2007 which should reduce our picking costs for merchandise. In the first quarter of 2005, we opened a new warehouse and distribution facility in Montreal, Quebec to replace our existing facility there, and we updated our software systems in our Montreal and Los Angeles warehouse and distribution facilities to be consistent with the software systems used in our primary Kentucky facility. In 2004, we installed an automated product sorter machine in the Kentucky distribution center which has resulted in operating efficiencies. These systems, along with other actions we are taking, should result in lower processing and freight costs in the future.

E-Commerce.   Our websites, www.guess.com, www.guessfactory.com, www.marciano.com and www.guess.ca are virtual storefronts that promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of casual apparel and accessories. Not only have these virtual stores become an additional retail distribution channel, but also they have improved customer service and are fun and entertaining alternative-shopping environments. These sites also provide fashion information, provide a mechanism for customer feedback, promote customer loyalty and enhance our brand identity through interactive content. In 2006, these combined sites experienced growth and generated net sales in excess of the top retail GUESS? store in the chain.

GUESS? Products

We derive net revenue from four primary sources: the sale of our men’s and women’s apparel, and the sale of our licensees’ products, through our network of retail and factory outlet stores in the U.S. and Canada; the sale of GUESS? men’s and women’s apparel and certain accessories to wholesale customers and distributors in North America and the rest of the world except Europe; the sale of GUESS? men’s and women’s apparel and certain accessories to wholesale customers and through our owned stores in Europe; and royalties from worldwide licensing activities.

The following table sets forth our net revenue from our business segments:

	Year Ended December 31,
	2006		2005		2004
	(dollars in thousands)
Net revenue:
Retail operations	$721,262	60.9%	$612,862	65.5%	$518,855	71.1%
Wholesale operations	146,320	12.3	121,103	12.9	120,392	16.5
European operations	252,363	21.3	153,817	16.4	42,773	5.9
Net revenue from product sales	1,119,945	94.5	887,782	94.8	682,020	93.5
Licensing operations	65,239	5.5	48,310	5.2	47,242	6.5
Total net revenue	$1,185,184	100.0%	$936,092	100.0%	$729,262	100.0%

Products.   Our product line is organized into two primary categories: women’s and men’s apparel. To take advantage of contemporary trends, we complement our core basic styles with more fashion-oriented items. We add new styles, treatments and finishes to our denim assortment on a continuous basis.

Our line of women’s apparel also includes the MARCIANO product line, a full collection of better women’s  apparel incorporating a sophisticated, high fashion combination of colors and styles. These products currently are sold primarily through our GUESS? retail stores, our MARCIANO stores and our www.marciano.com website. We continue to believe this product line has significant potential and will continue to focus on increasing penetration in the marketplace.

Licensed Products.   The high level of desirability of the GUESS? brand among consumers has allowed us to selectively expand our product offerings and distribution channels worldwide through trademark licensing arrangements. We currently have 21 trademark licenses. Worldwide sales of licensed products (as reported to us by our licensees) were approximately $753 million in 2006. We recorded net royalties of $65.2 million in 2006. Approximately 71% of our net royalties were derived from our top five licensees in 2006.

Design

Under the direction of Maurice Marciano, GUESS?, G by GUESS and MARCIANO products are designed by an in-house staff of three design teams (men’s, women’s, G by Guess and MARCIANO) located in Los Angeles, California and an in-house design team based in Florence, Italy. The U.S. and European teams work closely to share ideas and develop products that can sell in both markets. Our design teams travel throughout the world in order to monitor fashion trends and discover new fabrics. Fabric shows in Europe, Asia and the U.S. provide additional opportunities to discover and sample new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. We also maintain a fashion library consisting of antique and contemporary garments as another source of creative concepts. In addition, our design teams regularly meet with members of the sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.

U.S. and Canada Retail Operations

At December 31, 2006, our North American retail operations, which includes owned stores in both the U.S. and Canada, consisted of 192 full-price retail, 103 factory outlet, 25 MARCIANO, and 16 Accessories stores which sell GUESS? and MARCIANO-labeled products. Below is a summary of store statistics as of December 31, 2006, 2005 and 2004.

	December 31,
	2006	2005	2004
Retail stores:
U.S.	149	152	150
Canada	43	39	36
	192	191	186
Factory stores:
U.S.	89	85	75
Canada	14	14	11
	103	99	86
MARCIANO:
U.S.	18	9	4
Canada	7	5	1
	25	14	5
Accessories:
U.S.	12	11	6
Canada	4	—	—
	16	11	6
Kids stores:	—	—	4
Total	336	315	287
Square footage at year end	1,621,000	1,563,000	1,460,000
Sales per average annual square foot	$447	$401	$369

Retail Stores.   At December 31, 2006, our full price North American retail stores occupied approximately 957,000 square feet and ranged in size from approximately 2,000 to 13,500 square feet, with most stores between 3,000 and 6,000 square feet. Our retail stores carry a full assortment of men’s and women’s GUESS? merchandise, including most of our licensed products. In addition, approximately half of our full-price GUESS? retail stores offer our MARCIANO line that is carried almost exclusively in our company operated stores. In 2006, we opened eight new retail stores and closed seven stores. Sales per square foot for our full price North American retail stores, not including factory outlet or new concept stores, increased from $395 in 2005 to $432 in 2006.

Factory Outlet Stores.   At December 31, 2006, our North American factory outlet stores occupied approximately 568,000 square feet and ranged in size from approximately 3,400 to 10,700 square feet, with most stores between 4,000 and 6,500 square feet. They are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our full-price retail stores. These stores sell selected styles of GUESS? apparel and licensed products at a discount to value-conscious customers. We also use the factory outlet stores to liquidate excess inventory and thereby protect the GUESS? image. In 2006, we opened seven new factory stores and closed three stores. Sales per square foot for our North American factory outlet stores increased from $398 in 2005 to $446 in 2006.

MARCIANO Stores.   At December 31, 2006, our MARCIANO stores occupied approximately 68,000 square feet and ranged in size from approximately 1,500 to 5,100 square feet, with most stores between 2,000 and 3,000 square feet. In 2006, we opened eleven MARCIANO stores. We continue to monitor the performance of this store concept carefully. This concept leverages the name recognition of the MARCIANO brand and the reputation we have for sexy, contemporary styling to extend the appeal of our brand. The MARCIANO brand is attracting a slightly older, more sophisticated customer. Sales per square foot for our MARCIANO stores decreased from $721 in 2005 to $704 in 2006 due primarily to new stores opened during the year.

Accessories Stores.   At December 31, 2006, our Accessories concept stores occupied approximately 28,000 square feet and ranged in size from approximately 700 to 3,200 square feet, with most stores between 1,000 and 2,500 square feet. In 2006, we opened six Accessories stores and closed one Accessories store. The Accessories stores are enabling us to build a more meaningful presence in this high-margin segment. Sales per square foot for our Accessories stores increased from $432 in 2005 to $602 in 2006.

International Business

We derive net revenue and earnings outside the U.S. and Canada from three principal sources: (a) sales of GUESS? brand apparel directly to our international distributors who distribute it to better department stores, upscale specialty retail stores and GUESS?-licensed retail stores operated by our international distributors, (b) sales of GUESS? and GUESS by MARCIANO branded apparel by the Company through its owned and operated retail stores and (c) royalties from licensees who manufacture and distribute GUESS? branded products outside the U.S. GUESS? products are sold through distributors and licensees throughout Africa, Asia, Australia, Europe, the Middle East, North America and South America.

At December 31, 2006, our licensees and distributors operated internationally (outside the U.S. and Canada) 386 GUESS? retail and outlet stores. Our retail store license agreements generally provide detailed guidelines for store fixtures and merchandising programs. The appearance, merchandising and service standards of these stores are closely monitored to ensure that our image and brand integrity are maintained. We plan to open approximately 108 new retail stores in 2007 outside the U.S. and Canada primarily through our international licensees and distributors. We also owned and operated 24 GUESS? retail stores in Europe and three GUESS? retail stores through a majority owned joint venture in Mexico at December 31, 2006. In 2006, our European operations accounted for 21.3% of our total net revenues, up from 16.4% in 2005.

While the GUESS? brand is well recognized in Europe, we believe it is under-penetrated and we see significant opportunities to expand distribution. Effective December 31, 2006, the Company acquired 75% of the outstanding shares of Focus Europe, S.r.l. (“Focus”), the Company’s existing licensee for the manufacture, distribution and retail sales of “GUESS by MARCIANO” contemporary apparel in Europe, the Middle East and Asia. The acquisition is expected to further accelerate the Company’s expansion in Europe.

Domestic Wholesale Customers

Our domestic wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading domestic wholesale customers include Federated Department Stores, Inc. and Dillard’s, Inc. During 2006, our products were sold directly to consumers through approximately 970 doors in the U.S. Our wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics.

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

A few of our domestic wholesale customers, including some under common ownership, have accounted for significant portions of our net revenue. During 2006, Bloomingdale’s, Macy’s and other affiliated stores owned by Federated Department Stores, Inc. were our largest domestic wholesale customers and together accounted for approximately 5.5% of our consolidated net revenue. During 2006, we continued to see our domestic wholesale operations become a smaller proportion of our overall business as our international businesses expanded. In 2006, our domestic wholesale operations accounted for 8.5% of our total net revenues, down from 9.0% in 2005.

License Agreements and Terms

Our trademark license agreements customarily provide for a three- to five-year initial term with a possible option to renew prior to expiration for an additional multi-year period. In addition to licensing trademarks for products which complement our apparel products, we have granted trademark licenses for the manufacture and sale of GUESS? branded products similar to ours, including men’s and women’s denim and knitwear, in markets such as Europe, the Philippines, South Africa and Mexico. Licenses granted to certain licensees that have produced high-quality products and have demonstrated solid operating performance, such as for GUESS? watches, GUESS? handbags and GUESS? eyewear, have been renewed and in some cases expanded to include new products or markets. In other cases, products that were formerly licensed, such as our women’s knits line, are now being produced in-house. The typical license agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee’s net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. In addition, several of our key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products and in many cases we place the ads on behalf of the licensee and are reimbursed. In addition, to protect and increase the value of our trademarks, our license agreements include strict quality control and manufacturing standards.

Our licensing personnel in the U.S, Italy and Hong Kong meet regularly with licensees to ensure consistency with our overall merchandising and design strategies, to monitor quality control and to protect the GUESS? trademark and brand. The licensing department approves in advance all GUESS? licensed products, advertising, promotional and packaging materials.

Advertising and Marketing

Our advertising, public relations and marketing strategy is designed to promote a consistent high impact image which endures regardless of changing consumer trends. Since our inception, Paul Marciano has had principal responsibility for the GUESS? brand image and creative vision. All worldwide advertising and promotional material is controlled through our advertising department based in Los Angeles. GUESS Jeans, GUESS U.S.A. and GUESS?, Inc. images have been showcased globally in dozens of major publications as well as in outdoor and broadcast media.

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

Our advertising department is responsible for all worldwide advertising, which includes approval of all advertising strategies and media placements from our licensees and distributors. We use a variety of media with an emphasis on print and outdoor advertising. We have focused advertisement placement in national and international contemporary fashion/beauty, lifestyle, and celebrity magazines including Vanity Fair, Marie Claire, Elle, W and Vogue. By retaining control over our advertising programs, we are able to maintain the integrity of our brands while realizing substantial cost savings compared to outside agencies.

We further strengthen communications with customers through our websites (www.guess.com, www.guessfactory.com, www.marciano.com, www.gbyguess.com and www.guess.ca). These global media enable us to provide timely information in an entertaining fashion to consumers about our history, products and store locations, and allow us to receive and respond directly to customer feedback.

Sourcing and Product Development

We do not own any production facilities or equipment. We source products through numerous suppliers, many of whom have established long-term relationships with us. We seek to achieve the most efficient means for timely delivery of our products. To remain competitive, in recent years we have increasingly sourced our finished products globally. During 2006, we sourced approximately 89% of our finished products from third-party suppliers located outside the U.S. Most of these finished products are acquired as package purchases where we supply the design and fabric selection and the vendor delivers the finished product. Although we have long-term relationships with many of our vendors, we do not have long-term written agreements with them.

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

Distribution Centers

We utilize distribution centers at strategically located sites. Until 1999, distribution of our products in the U.S. was centralized in our facility in Los Angeles, California, which we operate and lease from a related party. In January 2000, we opened an automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles as our primary distribution center. Distribution of our products in Canada is handled from a distribution center in Montreal, Quebec that we also lease from a related party. Our European business utilizes an independent distributor with two separate locations in Italy, which services Europe. Additionally, we utilize a contract warehouse in Hong Kong that services the Pacific Rim.

At our distribution center in Kentucky, we use fully integrated and automated distribution systems. The bar code scanning of merchandise, picking tickets and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to the distribution information systems. As of December 31, 2006, this facility was approximately 50% utilized. We continue to monitor our distribution center integration as our business grows and the center matures.

Competition

The apparel industry is highly competitive and fragmented, and is subject to rapidly changing consumer demands and preferences. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the GUESS? brand. We compete with numerous apparel manufacturers and distributors, both domestically and internationally, as well as several well-known designers, including some that have recently entered or re-entered the designer denim market. Our retail and factory outlet stores face competition from other retailers, including some of our major wholesale customers. Our licensed apparel and accessories also compete with a substantial number of designer and non-designer lines and various other well-known brands. Many of our competitors, including The Gap, Abercrombie & Fitch, DKNY and Polo Ralph Lauren, among others, have greater financial resources than we do. Although the level and nature of competition differ among our product categories and geographic regions, we believe that we compete on the basis of our brand image, quality of design, workmanship and product assortment.

Information Systems

We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in computer hardware, system applications and networks. Our computer information systems consist of a full range of financial, distribution, merchandising, in-store, supply chain and other systems. During 2006, we implemented new financial and operational systems in Europe to accommodate future growth and provide operating efficiencies. In addition, a new data warehouse and reporting system was implemented to provide enhanced merchandise and analytical reporting. We are currently developing a PLM system to integrate our global supply chain.

Trademarks

We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and GUESS Collection. As of December 31, 2006, we had approximately 2,300 U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in approximately 170 countries around the world, including the U.S. From time to time, we adopt new trademarks in connection with the marketing of new product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.

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

U.S. backlog.   The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 48 hours. The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to stores. Regarding our U.S. wholesale backlog, the scheduling of market weeks can affect the amount of orders booked in the backlog compared to the same date in the prior year. This year’s backlog for product, as an example, reflected a longer shipping period of about three months for women’s product and one month of men’s product compared to last year’s backlog. We estimate that if we were to exclude the additional orders from this year’s backlog to make the comparison consistent with the prior year, then the current backlog would be up about 11.1% from the prior year. Not taking into account the impact of this change, our U.S. wholesale backlog as of February 17, 2007, consisting primarily of orders for fashion apparel, was approximately $55.5 million, compared to $35.3 million for such orders at February 18, 2006, or up 57.2%.

Europe backlog.   Our European business operates with two primary wholesale selling seasons. The Spring/Summer season, which ships mostly in January, February and March and the Fall/Winter season, which ships mostly in July, August and September. Generally, the other months are relatively small shipping months. However, customers have the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs. Accordingly, a certain amount of orders in the backlog may be shipped outside of the traditional shipping months. As of February 17, 2007, the European operations backlog was approximately $143.7 million. This includes backlog related to the Focus acquisition.  The backlog comprises sales orders for both the Spring/Summer and Fall/Winter seasons. As discussed above, these orders are subject to cancellation and may not be indicative of eventual actual shipments.

Employees

We strongly believe that our employees (“associates”) are our most valuable resources. As of January 19, 2007, we had approximately 8,800 associates, including approximately 7,500 associates in our retail operations, 600 in our wholesale operations and 500 in our European operations.

Except for approximately 21 employees in Italy who are represented by labor unions, none of our associates are represented by labor unions and we are not a party to any labor agreements. We consider our relationship with our associates to be good.

Initiation of Quarterly Dividend and Approval of Stock Split

On February 12, 2007, the Board of Directors of the Company declared a quarterly cash dividend of $0.12 per share on the Company’s common stock and approved a two-for-one stock split of the Company’s common stock, each to be paid on or about March 12, 2007 to shareholders of record as of the close of business on February 26, 2007. Because the record date for the initial cash dividend preceded the March 12, 2007 stock split distribution date, the cash dividend will be paid on only pre-split shares. Assuming the Board of Directors maintains the current level of cash dividends, future quarterly dividends per share will be half the current level but will apply to shares on a post split basis. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings and liquidity.

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

Website Access to Our Periodic SEC Reports

We make available free of charge at www.guessinc.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the charters of our Board of Directors’ Audit, Compensation and Nominating and Governance Committees as well as the Board of Directors’ Governance Guidelines and our Code of Conduct are posted on our website. We may from time to time provide important disclosures to our investors, including amendments or waivers to our Code of Conduct, by posting them in the “Investor’s Info” section of the Guess?, Inc. portion of the website, as allowed by SEC rules. Printed copies of these documents may be obtained by writing or telephoning us at Guess?, Inc., 1444 South Alameda Street, Los Angeles, California 90021, Attention: Investor Relations, (213) 765-5578.

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

We do not own or operate any production facilities equipment, and we depend on independent contractors to supply our fabrics and to manufacture our products to our specifications. We do not have long-term contracts with any suppliers or manufacturers, and our business is dependent on continued good relations with our vendors. In addition, none of our suppliers or manufacturers supplies or manufactures our products exclusively. As a result, we compete with other companies for the production capacity of independent manufacturers and international import quota capacity. If our vendors or manufacturers fail to ship our fabrics or products on time or to meet our quality standards or are unable to fill our orders, we might not be able to deliver products to our retail stores and wholesale customers on time or at all.

Moreover, our manufacturers have at times been unable to deliver finished products in a timely fashion. This has led, from time to time, to an increase in our inventory, creating potential markdowns and a resulting decrease in our profitability. As there are a limited number of qualified, offshore manufacturers, it could take significant time to find alternative manufacturers, which could result in our missing retailing seasons or our wholesale customers’ canceling orders, refusing to accept deliveries or requiring that we lower selling prices. Since we cannot return merchandise to our manufacturers, we could also have a significant amount of unsold merchandise. Any of these problems could harm our financial condition and results of operations.

Our wholesale business is highly concentrated. The decision by any of our large customers to decrease their purchases of our products or stop carrying our products could have a material adverse effect on our results of operations and financial condition.

In 2006, 5.5% of our consolidated net revenue came from Bloomingdale’s, Macy’s and other affiliated stores owned by Federated Department Stores, Inc. No other single customer or group of related customers accounted for more than 5% of our net revenue in 2006. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our and our licensees’ products. Also, as we expand the number of our retail stores, we run the risk that our wholesale customers will perceive that we are increasingly competing directly with them, which may lead them to reduce or terminate purchases of our products. In addition, in recent years there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major customers decides to decrease purchases from us, to stop carrying GUESS? products or to carry our products only on terms less favorable to us, our sales and profitability could significantly decrease. This could have a material adverse effect on our results of operations and financial condition.

Since we do not control our licensees’ actions and we depend on our licensees for a substantial portion of our earnings from operations, their conduct could harm our business.

We license to others the rights to produce and market products that are sold with our trademarks. If the quality, focus, image or distribution of our licensed products diminish, consumer acceptance of and demand for the GUESS? brand and products could decline. This could materially and adversely affect our business and results of operations. In 2006, approximately 71% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition.

We depend on our intellectual property, and our methods of protecting it may not be adequate.

Our success and competitive position depend significantly upon our trademarks and other proprietary rights. We take steps to establish and protect our trademarks worldwide. Despite any precautions we may take to protect our intellectual property, policing unauthorized use of our intellectual property is difficult, expensive and time consuming, and we may be unable to adequately protect our intellectual property or to determine the extent of any unauthorized use, particularly in those foreign countries where the laws do not protect proprietary rights as fully as in the United States. We also place significant value on our trade dress and the overall appearance and image of our products. However, we cannot assure you that we can prevent imitation of our products by others or prevent others from seeking to block sales of GUESS? products for violating their trademarks and proprietary rights. We also cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of GUESS?, that our proprietary rights would be upheld if challenged or that we would, in that event, not be prevented from using our trademarks, any of which could have a material adverse effect on our financial condition and results of operations. Further, we could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property by others. Even if we are successful in such actions, the costs we incur could have a material adverse effect on us.

If we fail to successfully execute our growth initiatives, including through acquisitions, our business and results of operations could be harmed.

As part of our business growth initiatives, we regularly open new stores in the United States and Canada. We also regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. For instance, we completed the acquisition of our former European jeanswear licensee during 2005 and the acquisition of 75% of the outstanding shares of our former European licensee of the GUESS by MARCIANO contemporary line of apparel for women and men in December 2006. We have also continued our international expansion by opening new stores outside the U.S., primarily in the form of stores owned by our international licensees and distributors. We plan to continue opening new stores in the U.S. and internationally. This expansion effort places increased demands on our managerial, operational and administrative resources that could prevent or delay the successful opening of new stores, adversely impact the performance of our existing stores and adversely impact our overall results of operations. In addition, acquired businesses may not provide us with increased business opportunities, or result in the growth that we anticipate. Furthermore, integrating acquired operations is a complex, time-consuming and expensive process. Failing to acquire and successfully integrate complementary businesses, or failing to achieve the business synergies or other anticipated benefits of acquisitions, could materially adversely affect our business and results of operations.

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

Failure to successfully develop and manage our new store concepts could adversely affect our results of operations.

In addition to our core Guess retail stores, we continue to develop the MARCIANO and Guess Accessories store concepts and in 2007 we plan to introduce our new G by GUESS and footwear store concepts. The introduction and growth of several new store concepts as part of our overall growth strategy could strain our financial and management resources. If we are unable to successfully develop and manage these multiple store concepts, or if consumers are not receptive to the products or store concepts, our results of operations and financial results could be adversely affected.

Much of our business is international and can be disrupted by factors beyond our control.

We have been reducing our reliance on domestic contractors and expanding our use of direct sourced offshore manufacturers as a cost-effective means to produce our products. During 2006, we sourced a significant amount of our finished products through third-party suppliers located outside the United States and we continued to purchase fabrics outside the United States. As we focus strategically on progressively more direct sourcing, we are expanding our Hong Kong office infrastructure to allow us to develop, engineer and source directly from overseas factories.

In addition, we have been increasing our international sales of product outside of the United States primarily through the significant expansion of our international stores through our licensees and distributors and through our 2005 acquisition of our former European jeanswear licensee and our 2006 acquisition of 75% of the outstanding shares of our former European licensee of the GUESS by MARCIANO contemporary line of apparel. In 2006, approximately 37.2% of our consolidated net revenue was generated by sales from outside of the United States. We anticipate that these international revenues will continue to grow as a percentage of our total business.

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

•                    difficulties in managing our foreign operations;

•                    local business practices that do not conform to legal or ethical guidelines;

•                    adoption of additional or revised quotas, restrictions or regulations relating to imports or exports;

•                    additional or increased customs duties, tariffs, taxes and other charges on imports;

•                    delays in receipts due to our distribution centers as a result of increasing security requirements at U.S. ports;

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

•                    restrictions on the transfer of funds between the United States and foreign jurisdictions; and

•                    the ability of our international licensees and distributors to locate and continue to open desirable new retail locations.

Our imports are limited by textile agreements between the United States and some foreign jurisdictions, most notably including China. These agreements impose quotas on the amounts and types of merchandise that may be imported into the United States from these countries. These agreements also allow the United States to limit the importation of categories of merchandise that are not now subject to specified limits. The United States and the countries in which our products are produced or sold may also, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels. If we are unable to obtain our raw materials and finished apparel from the countries where we wish to purchase them, either because of capacity constraints or visa availability under the required quota category or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our results of operations and financial condition.

Domestic and foreign currency fluctuations could adversely impact our financial condition and results of operations.

We generally purchase our products in U.S. dollars. However, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the applicable currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Furthermore, our international sales and licensing revenue generally is derived from sales in foreign currencies, including the Canadian Dollar and the Euro. This revenue could be materially affected by currency fluctuations. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations.

Our two most senior executive officers own a significant percentage of our common stock. Their interests may differ from the interests of our other stockholders.

Maurice and Paul Marciano, our Chairman of the Board and Chief Executive Officer, respectively, collectively beneficially own over 42% of our outstanding shares of common stock. These individuals may have different interests than our other stockholders and, accordingly, they may direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as these individuals own a significant percentage of our common stock, they may effectively be able to:

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

Our business requires disciplined execution at all levels of our organization in order to ensure the timely delivery of desirable merchandise in appropriate quantities to our stores and our wholesalers’ stores. This execution requires experienced and talented management in design, production, merchandising and advertising. Our success depends upon the personal efforts and abilities of our senior management, particularly Maurice Marciano and Paul Marciano, and other key personnel. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of one or both of the Marcianos or other key personnel could materially harm our business. Although we are the beneficiary of a $10 million “key man” insurance policy on the life of Paul Marciano, we do not have any other “key man” insurance with respect to either of the Marcianos or other key employees, and any of them may leave us at any time, which could severely disrupt our business and future operating results.

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

Our net revenue and operating results have historically been lower in the first half of our fiscal year due to general seasonal trends in the apparel and retail industries. The Company recently changed its fiscal year to the end of January but expects the historical trend described above to continue. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•                    shifts in consumer tastes and fashion trends;

•                    the timing of new store openings and the relative proportion of new stores to mature stores;

•                    calendar shifts of holiday or seasonal periods;

•                    changes in our merchandise mix;

•                    changes in our mix of revenues by segment;

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

Violation of labor laws and practices by our licensees or suppliers could harm our business.

We require our licensing partners and suppliers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices, we do not control our licensees or suppliers or their labor practices. The violation of labor or other laws by any of our licensees or suppliers, or divergence of a licensee’s or supplier’s labor practices from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of our products, harm the value of our trademarks or damage our reputation.

We rely on third parties and our own personnel for upgrading and maintaining our management information and accounting systems. If these parties do not perform these functions appropriately, our business could be disrupted.

The efficient operation of our business is very dependent on our information and accounting systems. In particular, we rely heavily on the merchandise management systems used to track sales and inventory. We depend on our vendors to maintain and periodically upgrade these systems to support our business as we expand. The software programs supporting the processing of our inventory management information are licensed to us by independent software developers. The inability of these developers to continue to maintain and upgrade our software programs could result in incorrect information being supplied to management, inefficient ordering and replenishment of products and disruption of our operations if we are unable to convert to alternate systems in an efficient and timely manner.

ITEM 1B.       Unresolved Staff Comments.

None.

ITEM 2.   Properties.

Certain information concerning our principal facilities, all of which are leased at December 31, 2006, is set forth below:

Location	Use	Approximate Area in Square Feet
1444 South Alameda Street Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, distribution and warehouse facilities, production control, and sourcing used by our Wholesale and Retail segments, and our Corporate groups	355,000
144 S. Beverly Drive Beverly Hills, California	Administrative offices	1,200
1610 Freeport Drive Louisville, Kentucky	Distribution and warehousing facility used by our Wholesale and Retail segments	506,000
1385 Broadway New York, New York	Administrative offices, public relations, and showrooms used by our Wholesale and Retail segments	30,000
Montreal/Toronto, Canada	Administrative offices, showrooms and warehouse facilities used by our Wholesale and Retail segments	110,000
Kowloon, Hong Kong	Administrative offices, showrooms, sourcing, distribution and licensing coordination facilities	24,000
Seoul, Korea	Administrative offices and showrooms used by our Wholesale segment	6,400
Shanghai, China	Administrative offices	1,400
Florence/Milan/ Crevalcore, Italy	Administrative offices and showrooms used by our European segment	174,000

Our corporate, wholesale and retail headquarters and certain warehousing facilities are located in Los Angeles, California and in Beverly Hills, California, consisting of five buildings totaling approximately 356,200 square feet. All of these properties are leased by us, primarily from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the “Principal Stockholders”), Armand Marciano, their brother and former executive of the Company, and their families pursuant to leases that expire in February 2008 and July 2008. The total lease payments to these limited partnerships are approximately $0.2 million per month with aggregate minimum lease commitments to these partnerships at December 31, 2006, totaling approximately $4.9 million.

During the first quarter of 2005, the Company, through a wholly-owned Canadian subsidiary, began leasing warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with Maurice Marciano and Paul Marciano. The lease expires in December 2014. The monthly lease payment is $44,000 Canadian (US $39,000) with aggregate minimum lease commitments through the term of the lease totaling approximately $4.2 million Canadian (US $3.7 million) at December 31, 2006.

See Note 11 to the Consolidated Financial Statements for further information regarding related party transactions.

Through early 2000, distribution of our products in the U.S. was centralized in our Los Angeles, California facility. In 2000, we leased an automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles as our primary distribution center. Our Canadian business operates a distribution facility located in Montreal, Canada. Our European business utilizes an independent distributor with two separate locations in Italy. Additionally, we utilize a contract warehouse in Hong Kong that services the Pacific Rim.

We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through January 2018. These facilities are located principally in the U.S., with aggregate minimum lease commitments, at December 31, 2006, totaling approximately $456.4 million excluding related party commitments. In addition, in 2005 we started leasing a new headquarters building in Florence, Italy for our Europe operations under a capital lease agreement. We opened the Florence facility in June 2006. The capital lease obligation, including build-outs, amounted to $19.5 million as of December 31, 2006.

The current terms of our store leases, excluding renewal options, expire as follows:

	Number of Stores
Years Lease Terms Expire	North America	Europe	Mexico
2007-2009	80	7	2
2010-2012	109	7	1
2013-2015	94	6	—
2016-2017	52	4	—
Thereafter	1	—	—
	336	24	3

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

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian Maco subsidiary in Florence, Italy, acquired in January 2005. As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004 and 2005 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The Company has recently concluded that the amount of any possible loss would not be material to our consolidated financial statements and that the likelihood of incurring a loss is less than probable. Accordingly, no liability related to this matter has been accrued.

The Company is also involved in various other employment-related claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. With the exception of the class action accrual discussed above, no material amounts were accrued as of December 31, 2006 or December 31, 2005, related to any of the Company’s other legal proceedings.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since August 8, 1996, the Company’s common stock has been listed on the New York Stock Exchange under the symbol ‘GES.’ The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s Common Stock, as reported on the New York Stock Exchange Composite Tape, as adjusted to reflect the two-for-one stock split announced February 14, 2007 and expected to be effective March 13, 2007:

	High	Low
Year ended December 31, 2005
First Quarter 2005	$7.89	$5.99
Second Quarter 2005	8.78	6.50
Third Quarter 2005	12.50	8.59
Fourth Quarter 2005	18.45	10.38
Year ended December 31, 2006
First Quarter 2006	$23.10	$17.18
Second Quarter 2006	23.35	19.56
Third Quarter 2006	24.92	20.18
Fourth Quarter 2006	32.55	24.15

On February 20, 2007, the closing sales price per share of the Company’s common stock, as reported on the New York Stock Exchange Composite Tape, was $42.93. On February 20, 2007, there were 303 holders of record of the Company’s common stock.

Performance Graph

The Stock Price Performance Graph below compares the most recent five-year cumulative shareholder return of the Company with the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index). The return on investment is calculated based on an investment of $100 on December 31, 2001, with dividends, if any, reinvested.

	December 31,
	2001	2002	2003	2004	2005	2006
Guess?, Inc..	100.00	55.87	160.93	167.33	474.67	845.73
S&P 1500 Apparel Retail Index	100.00	99.41	136.25	160.32	174.90	191.64
S&P 500 Index	100.00	77.90	100.25	111.15	116.61	135.03

Stock Split

On February 12, 2007, our Board of Directors approved a two-for-one stock split of the Company’s common stock to be effected in the form of a 100% stock dividend. Each shareholder of record at the close of business on February 26, 2007 will be issued one additional share of common stock for every share of common stock owned as of that time. The additional shares will be distributed on or about March 12, 2007 and the Company’s common stock is expected to begin trading on the New York Stock Exchange on a post-split basis on March 13, 2007. All share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the 2007 stock split.

Dividend Policy

On February 12, 2007, the Board of Directors of the Company declared a quarterly cash dividend of $0.12 per share on the Company’s common stock and approved a two-for-one stock split of the Company’s common stock, each to be paid on or about March 12, 2007 to shareholders of record as of the close of business on February 26, 2007. Because the record date for the initial cash dividend preceded the March 12, 2007 stock split distribution date, the cash dividend will be paid on only pre-split shares. Assuming the Board of Directors maintains the current level of cash dividends, future quarterly dividends per share will be half the current level but will apply to shares on a post-split basis. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings and liquidity. Prior to the initiation of a quarterly dividend on February 12, 2007, we had not declared any dividends on our common stock since our initial public offering in 1996. The agreement governing our Credit Facility limits our ability to pay dividends unless immediately after giving effect thereto the aggregate amount of unrestricted cash and cash equivalents held by Guess?, Inc. and its Canadian subsidiary is at least $50 million. At December 31, 2006, Guess?, Inc. and its Canadian subsidiary had approximately $193 million in unrestricted cash and cash equivalents.

Sale of Unregistered Securities

Effective December 31, 2006, Guess?, Inc., through its wholly-owned subsidiary, Guess? Europe, B.V., completed the acquisition of 75% of the outstanding shares of Focus Europe S.r.l. from Focus Pull S.p.A. (“Seller”). The total purchase price, which is expected to be €18.4 million ($24.2 million) subject to certain purchase price adjustments, also included 86,624 shares on a post-split basis of unregistered common stock of Guess?, Inc valued at approximately €2.0 million ($2.6 million) based on the Company’s stock price at the time of closing.

The offer and sale of the common stock in the Focus acquisition complied with Section 4(2) of the Securities Act and Rules 501, 502 and 506 promulgated thereunder. The Seller represented as of the date of the purchase of the common stock that (a) it acquired the shares for its own account and not with a view to or for sale in connection with any distribution thereof in any transaction that would violate the securities laws of the United States or any state thereof, (b) it had no present plan or intention to effect any distribution thereof and (c) it was an “accredited investor” within the meaning of Rule 501 promulgated under the Securities Act.

ITEM 6.   Selected Financial Data.

The selected financial data set forth below have been derived from the audited consolidated financial statements of the Company and the related notes thereto. All share and per share amounts included in the following consolidated financial data have been adjusted to reflect the two-for-one stock split announced February 14, 2007. The following selected financial data should be read in conjunction with the Company’s

Consolidated Financial Statements and the related Notes contained herein and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding accounting changes, acquisitions and other items affecting comparability.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of operations data:
Net revenue	$1,185,184	$936,092	$729,262	$636,585	$583,139
Earnings (loss) from operations	193,023	101,810	55,482	20,600	(8,526)
Income taxes (benefit)	72,715	38,882	21,147	5,500	(5,550)
Net earnings (loss)	123,168	58,813	29,566	7,286	(11,282)
Earnings (loss) per share:
Basic	$1.36	$0.66	$0.34	$0.08	$(0.13)
Diluted	$1.34	$0.65	$0.33	$0.08	$(0.13)
Weighted number of shares outstanding—basic	90,618	88,774	88,020	86,558	86,784
Weighted number of shares outstanding—diluted	92,074	90,118	89,088	87,116	86,784

	December 31,
	2006	2005	2004	2003	2002
Balance sheet data:
Working capital(1)	$274,996	$190,792	$134,564	$95,260	$21,426
Total assets	836,925	633,374	424,304	362,765	349,532
Notes payable, long-term debt and capital lease, excluding current installments	18,018	53,199	41,396	54,161	1,480
Stockholders’ equity	431,060	288,293	220,577	182,782	166,280

(1)          Working capital at December 31, 2002, reflects the $79.6 million of 9 1/2% Senior Subordinated Notes due 2003 as current debt and therefore a reduction in working capital.

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary

We derive our net revenue from the sale of GUESS? men’s and women’s apparel, MARCIANO women’s apparel and our licensees’ products through our network of retail and factory outlet stores primarily in the United States and Canada, from the sale of GUESS? men’s and women’s apparel worldwide to wholesale customers and distributors, from net royalties from worldwide licensing activities, from the sale of GUESS? apparel and certain of our licensees’ products through the wholesale channels of our 100% owned Canadian subsidiary, GUESS? Canada Corporation (“GUESS Canada”), our 100% owned Italian subsidiary, GUESS? Italia, S.r.l. (effective June 1, 2006, merged with Maco Apparel, S.p.A., the 100% owned entity acquired in 2005), and from the sale of GUESS? and MARCIANO apparel and our licensee products through our on-line stores at www.guess.com, www.guessfactory.com,  www.marciano.com and www.guess.ca.

The business segments of the Company are retail, wholesale, European and licensing. Information relating to these segments is summarized in Note 15 to the Consolidated Financial Statements. The Company believes this segment reporting reflects how its four business segments are managed and each segment’s performance is evaluated. The retail segment includes the Company’s retail operations in North America. The wholesale segment includes the wholesale operations in North America and internationally, excluding Europe. The European segment includes both wholesale and retail operations in Europe. The licensing segment includes the worldwide licensing operations of the Company. The business segments results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal.

The Company reports comparable store sales for its full-price retail and factory outlet stores in the U.S. and Canada. A store is considered comparable after it has been open for 13 full months. If a store remodel or relocation results in a square footage change of more than 15%, the store is removed from the comparable store base until it has been opened at its new size or in its new location for 13 full months. Effective January 2007, the company discontinued its practice of reporting comparable store sales on a monthly basis.

All share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the two-for-one stock split announced February 14, 2007.

Executive Summary

The Company

The Company continued to see improvement in all of its business segments, resulting in a record financial performance in the 2006 fiscal year regarding revenues and earnings. The Company reported record net earnings of $123.2 million, or diluted earnings of $1.34 per share, in the year ended December 31, 2006, more than double the net earnings of $58.8 million, or diluted earnings of $0.65 per share, reported in the year ended December 31, 2005. These results reflect the impact of the significant growth in our European operations bolstered by the success of our licensee acquisition in 2005; comparable store sales growth and retail store expansion in the U.S. and Canada; the worldwide growth of our accessories business; and stronger product performance driving our wholesale business.

Overall, the Company achieved an operating margin of 16.3% in 2006, up 540 basis points from 10.9% in 2005. This improvement was driven by the combination of increased revenues, improved gross margin and better SG&A leverage. Revenues grew 26.6% to $1,185.2 million in 2006 from $936.1 million in 2005 with all segments contributing to this improvement. Gross margin improved 310 basis points to 43.8% in 2006 from 40.7% in 2005. This improvement was driven by a higher mix of the European and licensing businesses, which generated higher gross margins than the retail and wholesale segments, increased European gross margin, improved gross margin in our retail business due to more full-priced selling and occupancy cost leverage and improved wholesale gross margin due to stronger sell through performance resulting in lower markdown allowances relative to sales. As a percentage of revenues, SG&A expense was down 230 basis points to 27.5% compared to the prior year, driven by better leveraging of fixed costs in all segments. These factors, plus the reduction in the effective tax rate to 37.1% for the full year compared to 39.8% in the prior year and the sales of certain non-operating assets all contributed positively to the improvement in diluted earnings per share.

The Company ended 2006 with $220.3 million in cash and cash equivalents compared to $171.5 million at the end of 2005. Total debt including capital lease obligations at the end of 2006 was $52.4 million, down $35.9 million from $88.3 million at the end of 2005. Receivables increased by $51.6 million or 63.2% to $133.4 million at December 31, 2006 compared to $81.8 million at December 31, 2005. The increase was driven by significant revenue growth in our European operations in the second half of 2006. Inventory increased by $43.2 million or 35.4% to $165.2 million at December 31, 2006 compared to $122.0 million at December 31, 2005. The increase was due to the acquisition of our European GUESS by MARCIANO licensee, Focus Europe S.r.l. (“Focus”), effective December 31, 2006 and higher European and retail segment inventories to support anticipated sales growth in 2007.

Retail

Our retail segment, including full-priced retail, factory outlet, Canada, and E-commerce, generated net sales of $721.3 million in the year ended December 31, 2006, an increase of 17.7%, from $612.9 million in the prior year. This growth was driven by sales for stores open more than one year which grew 12.8% and a larger store base, which represented a 5.3% increase in average square footage compared to the 2005 year. The increase in net revenue was due to growth in our women’s, accessories and men’s lines of business. Retail earnings from operations increased by $35.1 million to $100.4 million in 2006 compared to $65.3 million in 2005. This increase was primarily driven by both higher sales volumes and higher average selling prices along with better gross margin performance.

We have continued to develop MARCIANO and Guess Accessories concept stores, and we believe that over time these concepts can grow to become significant chains in North America. The MARCIANO brand, a contemporary line that commands higher price points, is available in approximately half of our full-price GUESS? retail stores in the U.S. and Canada. We have opened stores in key markets in the U.S. and Canada with a focus on superior locations with highly attractive return opportunities. We opened eleven MARCIANO stores and six Guess Accessories stores in 2006. In addition, in 2007 the Company is introducing our new G by GUESS store concept. The Company expects to open approximately 32 G by GUESS stores, including store conversions from other concepts, in 2007.

We ended 2006 with a total of 336 stores in the U.S. and Canada, of which 192 were full-priced retail, 103 were factory outlet stores, 25 were MARCIANO stores and 16 were Guess Accessories stores. This compares to 315 stores at the end of 2005.

Wholesale

Wholesale segment revenues in 2006 increased 20.8% to $146.3 million from $121.1 million in 2005. Our products were sold in the U.S. in approximately 970 and 965 doors at the end of 2006 and 2005, respectively. Earnings from operations for the wholesale segment improved by $16.7 million, or 227.1%, to $24.0 million in 2006 from $7.3 million in 2005, driven by increased sales unit volume and higher gross margin as a result of lower markdown allowances relative to sales and reduced SG&A expenses.

Europe

In Europe, revenues grew by $98.6 million, or 64.1%, to $252.4 million in 2006 compared to $153.8 million in 2005. The majority of the revenue growth was generated by the European wholesale business. This growth was driven primarily by our accessories and apparel wholesale lines and additional sales in our owned retail stores. We ended 2006 with 24 owned stores which included the four stores acquired in the Focus acquisition versus 16 in the prior year. Earnings from operations from our European segment increased by 128.5% to $64.2 million in 2006 from $28.1 million in 2005 due to higher sales volume, better gross margin and improved SG&A expense leverage.

Licensing

Our licensing business generated net revenues of $65.2 million in 2006, up 35.0%, from $48.3 million in 2005. This increase was driven by growth of several product categories, especially handbags, watches and footwear. Licensing segment earnings from operations increased $19.4 million, or 51.3%, to $57.2 million in 2006 from $37.8 million in 2005 due to revenue growth and a reduction in expenses of $2.5 million. Results for 2005 included a special performance-based compensation expense of $4.6 million, which did not reoccur in 2006.

Outside of North America, we ended 2006 with 413 stores, of which 329 were Guess and GUESS by MARCIANO stores and 84 were Guess Accessories stores. Of the 413 stores, 27 were owned and operated by Guess and 386 were operated by licensees or distributors.

Corporate Overhead

Corporate overhead increased by $16.1 million in 2006, or 43.8%, to $52.8 million from $36.7 million in 2005. This increase was primarily due to increased compensation costs, including $3.8 million related to higher stock compensation expense resulting from the adoption in 2006 of FAS 123R, “Share-Based Payment” (revised 2004) (“SFAS123R”), other performance-based compensation and pension costs.

Initiation of Quarterly Dividend

On February 12, 2007, the Board of Directors of the Company declared a quarterly cash dividend of $0.12 per share on the Company’s common stock and approved a two-for-one stock split of the Company’s common stock, each to be paid on or about March 12, 2007 to shareholders of record as of the close of business on February 26, 2007. Because the record date for the initial cash dividend preceded the March 12, 2007 stock split distribution date, the cash dividend will be paid on only pre-split shares. Assuming the Board of Directors maintains the current level of cash dividends, future quarterly dividends per share will be half the current level but will apply to shares on a post-split basis. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings and liquidity.

Application of Critical Accounting Policies

The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an ongoing basis including those related to the valuation of inventories, accounts receivable allowances, sales return allowances, the useful life of assets for depreciation, restructuring expense and accruals, evaluation of impairment, recoverability of deferred taxes, workers compensation accruals, litigation accruals, pension obligations and stock-based compensation.

The Company believes that the following significant accounting policies involve a higher degree of judgment and complexity. In addition to the accounting policies mentioned below, see Note 1 to the Consolidated Financial Statements for other significant accounting policies.

Accounts receivable reserves:

In the normal course of business, the Company grants credit directly to certain wholesale customers after a credit analysis based on financial and other criteria is performed. Accounts receivable are recorded net of an allowance for accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances through analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collection trends and an evaluation of the impact of current economic conditions.

Costs associated with customer markdowns are recorded as a reduction to net revenues, and are included in the allowance for accounts receivable. These costs result from seasonal negotiations with the Company’s wholesale customers, as well as historical trends and the evaluation of the impact of current economic conditions.

Sales returns reserves:

The Company accrues for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and reduces sales and cost of sales accordingly based on historical return experience. The Company’s policy allows retail customers a 30 day period to return merchandise following the date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise.

Inventory reserves:

Inventories are valued at the lower of cost (first-in, first-out and weighted average method) or market. The Company continually evaluates its inventories by assessing slow moving product as well as prior seasons’ inventory. Market value of aged inventory is estimated based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. The Company closely monitors its off-price sales to ensure the actual results closely match initial estimates. Estimates are regularly updated based upon this continuing review.

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

Pension benefit plan actuarial assumptions:

The Company’s pension obligations and related costs are calculated using actuarial concepts, within the framework of Statement of Financial Accounting Standards No. 87 “Employer’s Accounting for Pensions.”  The discount rate is an important element of expense and/or liability measurement. We evaluate this critical assumption annually which enables us to state expected future payments for benefits as a present value on the measurement date. Refer to Note 10 for Supplemental Executive Retirement Plan related information.

Litigation reserves:

Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated balance sheet. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. Both the amount and range of loss on any remaining pending litigation is uncertain. As additional information becomes available, the Company will assess the potential liability related to pending litigation and will revise estimates as appropriate. Such revisions in estimates of the potential liability could materially impact the results of operations and financial position.

Stock-based compensation:

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under this method, compensation cost recognized for the year ended December 31, 2006 included: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” (“FAS123”) and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for new grants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company’s common stock. The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin No. 107. The dividend yield for 2006 and prior years was assumed to be zero since the Company had not historically declared and did not have a current plan to declare dividends on an ongoing basis until the Board of Directors authorized and approved the initiation of a quarterly dividend in February, 2007 (see Note 19). The expected forfeiture rate is determined based on historical data. Compensation expense for new stock options and nonvested stock awards is recognized on a straight-line basis over the vesting period. In accordance with the modified prospective transition method, results for prior periods have not been restated.

Results of Operations

The following table sets forth actual operating results for the 2006, 2005 and 2004 fiscal years as a percentage of net revenue:

	Year Ended December 31,
	2006	2005	2004
Product sales	94.5%	94.8%	93.5%
Net royalties	5.5	5.2	6.5
Total net revenue	100.0	100.0	100.0
Cost of product sales	56.2	59.3	62.4
Gross profit	43.8	40.7	37.6
Selling, general and administrative expenses	27.5	29.8	30.0
Earnings from operations	16.3	10.9	7.6
Interest expense	0.6	0.7	0.7
Interest income	(0.4)	(0.2)	(0.1)
Other, net	(0.4)	—	—
Earnings before income taxes	16.5	10.4	7.0
Income taxes	6.1	4.1	2.9
Net earnings	10.4%	6.3%	4.1%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.

Net revenue.   Net revenue increased $249.1 million or 26.6% to $1,185.2 million for the year ended December 31, 2006, from $936.1 million for the year ended December 31, 2005. All segments contributed to this growth, with the largest contributions from our retail and European segments.

Net revenue from retail operations increased $108.4 million, or 17.7%, to $721.3 million for the year ended December 31, 2006, from $612.9 million for the year ended December 31, 2005. The increase was driven by sales for stores that were open for more than one year which grew 12.8% and accounted for $67.9 million of the increase and a $40.5 million increase due to an average of 24 net new stores during 2006 with a 5.3% increase in average square footage compared to last year. While the majority of this $67.9 million increase was generated in our U.S. stores, the most significant store sales rate increases were in our Canadian retail stores. Currency fluctuations accounted for $7.5 million of the increase in net revenue relating to our Canadian retail stores.

Net revenue from wholesale operations increased $25.2 million, or 20.8%, to $146.3 million for the year ended December 31, 2006, from $121.1 million for the year ended December 31, 2005. U.S. wholesale net revenue increased $16.4 million, or 19.4%, to $101.1 million in 2006 from $84.7 million in 2005. The increase in U.S. wholesale revenue was primarily attributable to strong product performance which drove higher sales volume and lower markdown allowances as a percentage of revenue. Our products were sold domestically in approximately 970 and 965 doors at the end of 2006 and 2005, respectively. International wholesale net revenues, excluding Europe, increased $8.8 million, or 24.2%, to $45.2 million in 2006 from $36.4 million in 2005 primarily due to higher revenues in both Canada and Asia. Currency fluctuations accounted for $1.5 million of the increase in net revenue relating to our Canadian wholesale business.

Net revenue from European operations increased $98.6 million, or 64.1%, to $252.4 million for the year ended December 31, 2006, from $153.8 million for the year ended December 31, 2005. The increase was due to growth in our accessories and footwear businesses, higher sales in our apparel wholesale business, and additional sales in our owned retail stores. Currency fluctuations accounted for $1.1 million of the increase in net revenue relating to our European operations.

Net royalties from licensing operations increased by $16.9 million, or 35.0%, to $65.2 million for the year ended December 31, 2006, from $48.3 million for the year ended December 31, 2005. The increase was the result of the strength of the accessories business, particularly handbags, watches, and the impact of incremental sales from our new footwear and fragrance licensees. The number of licensees remained consistent in 2006 as compared to 2005.

Gross profit.   Gross profit increased $138.5 million or 36.4% to $519.4 million for the year ended December 31, 2006, from $380.9 million for the year ended December 31, 2005. The increase in gross profit primarily resulted from increased sales in all segments and improved gross margin in the European, wholesale and retail segments. Gross profit for the retail segment increased $55.5 million, or 26.0%, to $269.4 million primarily due to higher retail sales volumes and higher margins due to increases in average selling price partially offset by the additional occupancy cost of operating an incremental average 24 net new stores. Gross profit for the wholesale segment increased $12.8 million, or 32.4%, to $52.4 million as a result of increased sales volume and lower markdown allowances. Gross profit for our European operations increased $53.2 million to $132.4 million primarily attributable to the increase in sales. Higher licensing revenue increased overall gross profit by $17.0 million.

Gross margin (gross profit as a percentage of total net revenues) increased 310 basis points to 43.8% for the year ended December 31, 2006, from 40.7% for the year ended December 31, 2005. The improvement in the overall gross margin was attributable to a higher mix of European and licensing segment revenues, both of which generate higher gross margin than our retail and wholesale segments. Gross margin improved in both Europe and retail due to better product margins and improved occupancy leverage. Gross margin improved in our wholesale business, due mainly to lower markdown allowances. Gross margin from product sales increased 310 basis points to 40.6% for the year ended December 31, 2006, from 37.5% for the year ended December 31, 2005.

The Company’s gross margins may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

Selling, general and administrative expenses.   Selling, general and administrative (“SG&A”) expenses increased $47.3 million, or 16.9%, to $326.4 million for the year ended December 31, 2006, from $279.1 million, for the year ended December 31, 2005. The increase was primarily attributable to a $17.1 million increase in our European operations driven by selling and distribution costs, an $8.7 million increase representing the cost of operating an average of 24 net new stores in North America, a $2.2 million increase in North American selling expenses for stores open for more than one year, a $5.6 million increase in stock compensation expense, a $4.8 million increase in performance-based compensation, a $3.1 million increase in pension costs, a $1.4 million increase in professional fees, a $1.0 million accrual for the proposed settlement of a class action lawsuit and a $1.7 million increase in advertising costs. As a percentage of net revenue, SG&A expenses decreased 230 basis points to 27.5% in 2006 from 29.8% in 2005 reflecting lower expenses in the wholesale and licensing segments and improved leverage in both our European and retail segments. The licensing segment included a special performance bonus in 2005 of $4.6 million which did not reoccur in 2006.

Earnings from operations.   Earnings from operations increased $91.2 million, or 89.6%, to $193.0 million for the year ended December 31, 2006 from $101.8 million for the year ended December 31, 2005 as a result of improved profitability in all of our segments. The retail segment generated earnings from operations of $100.4 million in 2006 versus earnings from operations of $65.3 million in 2005. The increase in earnings from operations for the retail segment was due to higher sales, improved gross margin and better expense leverage. Earnings from operations for the wholesale segment were $24.0 million in 2006 compared to $7.3 million in 2005. This increase was principally due to higher U.S. wholesale sales and gross margin, and lower operating expenses. The European segment increased its earnings from operations to $64.2 million in 2006 from $28.1 million in 2005 primarily due to increased sales, improved gross margin and better expense leverage. Earnings from operations for the licensing segment increased to $57.2 million in 2006 from $37.8 million in 2005 due primarily to higher revenues generated by our accessories and footwear licensees and lower SG&A costs. The cost of unallocated corporate overhead increased to $52.8 million in 2006 from $36.7 million in 2005 mainly due to higher compensation related costs including stock-based compensation expense. The combination of higher sales, increased gross margin and lower SG&A expense rate resulted in an increase in operating margin of 540 basis points from 10.9% to 16.3%.

Interest expense and interest income.   Interest expense increased 10.5% to $7.5 million for the year ended December 31, 2006 from $6.7 million for the year ended December 31, 2005. Total debt at December 31, 2006 was $52.4 million which comprised approximately $32.9 million and $19.5 million of bank debt and capital lease obligations in our European operations, respectively, compared to total debt of $88.3 million at December 31, 2005 which included $45.9 million of European borrowings and $40.7 million of the Company’s 6.75% Secured Notes. The Secured Notes were redeemed in December 2006 resulting in a $1.4 million write-off of debt issuance costs and a $0.5 million redemption premium which are included in interest expense. On a comparable basis, the average debt balance for the year ended December 31, 2006 was $86.5 million, with an average effective interest rate of 6.2% (excluding the effect of the write-off of the debt issuance costs and redemption premium), versus an average debt balance of $91.1 million, with an average effective interest rate of 7.3%, for the year ended December 31, 2005. The comparable interest rate is lower primarily due to European debt comprising a larger proportion of the total debt in 2006 (which carries a lower average interest rate.) Interest income increased to $5.9 million in 2006 from $2.6 million in 2005 due to higher average invested cash balances and higher interest rates on this invested cash.

Other income, net.   Other income was $4.5 million for the year ended December 31, 2006 due to a $2.8 million gain on the sale of long-term investments, a $0.8 million gain on the sale of land, a $0.5 million increase in cash surrender value of long-term investments and a $0.4 million unrealized gain from interest rate swap contracts. There was no other income in the year ended December 31, 2005.

Income taxes.   Income tax for the year ended December 31, 2006 was $72.7 million, or a 37.1% effective tax rate, compared to income tax of $38.9 million, or a 39.8% effective tax rate, for the year ended December 31, 2005. The change in the effective tax rate compared to the prior year was due to the lower impact of permanent tax differences as a result of increased earnings, the generation of capital gains which allowed the Company to realize capital loss carryforwards and favorable tax audit settlements.

Net earnings.   Net earnings increased by $64.4 million, or 109.4%, to $123.2 million for the year ended December 31, 2006, from earnings of $58.8 million for the year ended December 31, 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Net revenue.   Net revenue increased $206.8 million or 28.4% to $936.1 million for the year ended December 31, 2005, from $729.3 million for the year ended December 31, 2004. The increase was driven by improvements in all of our segments, but was primarily attributable to sales growth in the retail and European segments which included the impact of the acquisition of our European jeanswear licensee in 2005.

Net revenue from retail operations increased $94.0 million, or 18.1%, to $612.9 million for the year ended December 31, 2005, from $518.9 million for the year ended December 31, 2004. The increase was driven by a  comparable store sales increase of 9.2% which accounted for $39.4 million of the increase and a $54.6 million increase due to an average of 30 net new stores during 2005 with an 8.2% increase in average square footage as compared to 2004. The most significant comparable store sales percentage increases were in our Canadian retail stores. Currency fluctuations had a positive impact on our overall Canadian results, accounting for $7.7 million of the increase in net revenue.

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

Net royalties from licensing operations increased by $1.1 million, or 2.3%, to $48.3 million for the year ended December 31, 2005, from $47.2 million for the year ended December 31, 2004. This growth was driven primarily by the strength of our eyewear, handbag and watch lines of business, partially offset by the acquisition of our European jeanswear licensee in January 2005, since the revenues of the acquired business are now classified as revenues for the European segment. Licensing income included in the licensing operations segment from our acquired European jeanswear licensee for the year ended December 31, 2004 totaled $5.9 million. The number of licensees remained consistent in 2005 as compared to 2004.

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

Gross margin improved to 40.7% for the year ended December 31, 2005, from 37.6% for the year ended December 31, 2004. Gross margin from product sales increased to 37.5% for the year ended December 31, 2005, from 33.2% for the year ended December 31, 2004. The growth in the overall gross margin was due to the increased volume of sales in the high margin European business for the year ended December 31, 2005, improved leverage of store occupancy and higher product profitability, partially offset by a lower proportion of licensing revenue as a percentage of the overall revenue.

The Company’s gross margins may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude a portion of them related to the wholesale segment’s distribution costs from gross margin, including them instead in selling, general and administrative expenses.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased $60.6 million, or 27.7%, to $279.1 million for the year ended December 31, 2005, from $218.5 million, for the year ended December 31, 2004. SG&A expenses in our European operations increased by $37.0 million for the year ended December 31, 2005 to $51.1 million from $14.1 million for the year ended December 31, 2004, primarily due to our acquisition. The remaining increase of $23.6 million was primarily due to a $10.6 million increase representing the cost of operating an average of 30 net new stores, a $4.1 million increase in store selling expenses resulting from higher sales and an $8.5 million increase in accrued bonus, including $4.6 million of performance-based compensation related to our licensing segment. As a percentage of net revenue, SG&A expenses decreased to 29.8% in 2005 from 30.0% in 2004. This lower rate reflects lower expenses in the wholesale business and lower advertising costs, partially offset by increased costs incurred to develop our infrastructure in Europe and domestically in the retail segment, and a higher performance-based compensation bonus expense in the licensing segment.

Earnings from operations.   Earnings from operations increased $46.3 million to $101.8 million for the year ended December 31, 2005 from $55.5 million for the year ended December 31, 2004. The retail segment generated earnings from operations of $65.3 million in 2005 versus earnings from operations of $47.8 million in 2004 with higher sales and gross profit partially offset by an increase in store selling and other costs. The wholesale segment improved its earnings from operations to $7.3 million in 2005 from a loss of $5.6 million in 2004. The improvement in earnings from operations for the wholesale segment is principally due to lower operating expenses in that segment and improved gross margin performance in our domestic wholesale business based on reduced sales of excess product in the off-price channel. The European segment increased its earnings from operations to $28.1 million in 2005 from $7.7 million in

2004 primarily due to our recent European acquisition and improved performance of our accessories business in Europe. Earnings from our newly acquired jeanswear business totaled $11.9 million for the year ended December 31, 2005. Earnings from operations for the licensing segment remained flat at $37.8 million in 2005 from $37.7 million in 2004 due to increased royalty income and lower advertising and design costs, offset by both the loss of licensing revenue from our acquired European operations and a $4.6 million performance based compensation expense related to the performance and contributions of the licensing business to the Company’s operations. There was no corresponding performance based expense in the comparable prior year period. The cost of unallocated corporate overhead increased to $36.7 million in 2005 from $32.2 million in 2004 mainly due to higher compensation costs.

Interest expense and interest income.   Interest expense increased 19.2% to $6.7 million for the year ended December 31, 2005 from $5.7 million for the year ended December 31, 2004. Total debt at December 31, 2005 was $88.3 million, which included $40.7 million of the Company’s 6.75% Secured Notes due 2012, approximately $33.6 million of bank debt, primarily from our European operations, and a new capital obligation of $14.0 million relating to our new building in Europe. On a comparable basis, the average debt balance for the year ended December 31, 2005 was $91.1 million, with an average effective interest rate of 7.3%, versus an average debt balance of $63.5 million, with an average effective interest rate of 8.9%, for the year ended December 31, 2004. Interest income increased to $2.6 million in 2005 from $0.6 million in 2004 due to higher average invested cash balances and higher interest rates on this invested cash.

Income taxes.   Income tax for the year ended December 31, 2005 was $38.9 million, or a 39.8% effective tax rate, compared to the income tax of $21.1 million, or a 41.7% effective tax rate, for the year ended December 31, 2004. The change in the effective tax rate was due to the lower impact of permanent tax differences as a result of increased earnings in 2005 and other adjustments compared to the prior year.

Net earnings.   Net earnings increased by $29.2 million to $58.8 million for the year ended December 31, 2005, from earnings of $29.6 million for the year ended December 31, 2004.

Liquidity and Capital Resources

The following table summarizes the Company’s contractual obligations at December 31, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt Obligations(1)	$32,870	$32,870	$—	$—	$—
Capital Lease Obligations(1)	24,242	2,263	4,365	4,295	13,319
Operating Lease Obligations(2)	464,969	81,046	141,734	103,862	138,327
Purchase Obligations	127,218	127,218	—	—	—
Aircraft Purchase	10,919	10,919	—	—	—
Other Long-Term Liabilities	4,584	1,981	2,603	—	—
Total	$664,802	$256,297	$148,702	$108,157	$151,646
Other Commercial Commitments(3)	$12,442	$12,442	$—	$—	$—

(1)          Includes interest on long-term debt and capital lease obligations.

(2)          Does not include insurance, taxes and common area maintenance charges. In 2006, these variable charges totaled $30.4 million.

(3)          Consists of standby letters of credit for guarantee of foreign subsidiary’s borrowings, workers’ compensation and general liability insurance.

On February 12, 2007, the Board of Directors of the Company declared a quarterly cash dividend of $0.12 per share on the Company’s common stock and approved a two-for-one stock split of the Company’s common stock, each to be paid on or about March 12, 2007 to shareholders of record as of the close of business on February 26, 2007. Because the record date for the initial cash dividend preceded the March 12, 2007 stock split distribution date, the cash dividend will be paid on only pre-split shares. Assuming the Board of Directors maintains the current level of cash dividends, future quarterly dividends per share will be half the current level but will apply to shares on a post-split basis. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings and liquidity.

At the current quarterly cash dividend rate, the Company’s annual cash dividend payments for 2007 are expected to total approximately $22.4 million. While we believe that the amount of our dividends will allow for adequate cash flow for other purposes, a reduction in cash generated by operations and any increase in capital expenditures, acquisition costs or cash paid for incomes taxes would reduce the amount of cash generated in excess of dividends, potentially reducing our operational and financial flexibility.

Our need for liquidity will primarily arise from the funding of expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure, operations, principal payments and payment of dividends. We have historically financed our operations primarily from internally generated funds and borrowings under our Credit Facility (defined below) and the European Revolvers (defined below). Please see “Item 1A. Risk Factors” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

On September 19, 2006, the Company and certain of its affiliates entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011.

The obligations under the Credit Facility are guaranteed by certain of the Company’s existing and future domestic subsidiaries, and such obligations, including the guaranties, are secured by (a) substantially all present and future property and assets of the Company and each guarantor and (b) the equity interests of certain of the Company’s direct and indirect U.S. subsidiaries and 65% of the equity interests of the Company’s first tier foreign subsidiaries.

Direct borrowings under the Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (which was 0.75% at December 31, 2006) based on Guess’ leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) for domestic loans, 0.50% in excess of the federal funds rate, and for Canadian loans, 0.50% in excess of the average rate for 30 day Canada dollar bankers’ acceptances, or (ii) the rate of interest as announced by Bank of America as its “prime rate,” in each case as in effect from time to time, plus an applicable margin (which was 0.0% at December 31, 2006) based on the Company’s leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At December 31, 2006 the Company had $12.4 million in outstanding standby letters of credit, $19.4 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Credit Facility requires the Company to comply with a leverage ratio and a fixed charge coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate, and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.

The Credit Facility replaces the (a) Amended and Restated Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Western) (formerly known as Congress Financial Corporation (Western)) and Guess, Guess? Retail, Inc. and Guess.com, Inc., dated as of December 20, 2002, as amended, and (b) Canadian Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Canada) (formerly known as Congress Financial Corporation (Canada)) and Guess Canada, dated as of December 20, 2002, as amended (together, the “Prior Credit Facility”).

On December 20, 2006 the Company, through its wholly-owned subsidiary, Guess? Royalty Finance LLC (the “Issuer”), completed the optional redemption of all of its outstanding 6.75% asset-backed notes due June 2012 (“Secured Notes”). The final aggregate cash consideration paid to the holders of the Secured Notes for the redemption totaled $32.8 million, which included a redemption premium of $0.5 million. The Company also wrote-off debt issuance costs of $1.4 million in connection with the redemption. These amounts are included in interest expense in the accompanying consolidated statement of operations. The Secured Notes, originally issued on April 28, 2003, were secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy, (the “European Revolvers”). Under these agreements, the Company can borrow up to $93.4 million with annual interest rates ranging from 3.8% to 5.0%. However, the Company’s ability to borrow through foreign subsidiaries is limited to $85 million under the terms of our Credit Facility. At December 31, 2006, the Company had $32.5 million of outstanding borrowings with a weighted average annual interest rate of 3.9% and $6.4 million in outstanding documentary letters of credit under these agreements. These agreements are denominated in Euros, have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by a $5.3 million standby letter of credit issued under the Credit Facility. None of the agreements have stated maturities. In addition, as part of the acquisition of Focus, effective December 31, 2006, the Company acquired $0.3 million of bank debt with an interest rate of Euribor six-month rate plus 1%. The Company intends to pay this debt down in the short-term.

The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs which were completed in 2006. The building is the new headquarters for the Company’s Italian operation. This transaction resulted in a capital lease obligation of $19.5 million, including build-outs completed in 2006. The Company subsequently entered into separate interest rate swap agreements designated as non-hedging instruments resulting in a fixed rate of 3.55%. These interest rate swap agreements mature through 2016 and convert the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of December 31, 2006 was approximately $0.5 million.

At December 31, 2006, the Company had working capital of $275.0 million compared to $190.8 million at December 31, 2005. The Company’s primary working capital needs are for inventory and accounts receivable. Accounts receivable at December 31, 2006 were $133.4 million, up $51.6 million, compared to $81.8 million at December 31, 2005. Approximately $37.0 million of the increase is attributed to the receivables related to our European business which totaled $76.4 million at December 31, 2006, versus $39.4 million a year ago. Approximately $37.0 million, or 48.4%, of our European segment’s accounts receivable was insured for collection purposes at December 31, 2006. The Company’s inventory levels increased $43.2 million to $165.2 million at December 31, 2006 from $122.0 million at December 31, 2005. The change versus the year ago period was primarily due to the acquisition of Focus which included approximately $18.0 million of inventory at December 31, 2006, an increase of $15.3 million in inventories in our existing business in Europe and $6.4 million of increased inventories to support our North America business growth.

We believe that our operating cash flows, existing cash balances and credit facilities will be adequate to finance our working capital requirements, fund capital expenditures, provide for required debt payments, pay dividends to our shareholders in accordance with our dividend policy and support existing short- and long-term operating strategies. However, our operating cash flow and access to, or cash requirements of, credit facilities can be impacted by macroeconomic factors beyond our control that could reduce or delay consumer spending or prevent suppliers and service providers from providing required services or materials to us.

During 2006, the Company relied on trade credit along with available cash and borrowings under the Prior Credit Facility, European Revolvers, real estate leases, and internally generated funds to finance its operations and expansion. Net cash provided by operating activities was $138.3 million for the year ended December 31, 2006, compared to $149.3 million for the year ended December 31, 2005, or a decrease of $11.0 million. The decrease in cash provided by operating activities over the prior year was driven by growth in receivables of $52.1 million in 2006, primarily due to the revenue growth in Europe in the second half of the year combined with the longer customary payment terms experienced in that region. In addition, 2006 did not include approximately $42.7 million related to certain fixed, cash rights payments from renegotiated license agreements received in 2005 which were over-and-above the Company’s ongoing royalty payments. These items were partially offset by growth in net income of $64.4 million and a relative reduction in deferred taxes of $20.3 million.

Gross capital expenditures totaled $50.3 million, before deducting lease incentives of $5.2 million, for the year ended December 31, 2006. This amount excludes $4.6 million in non-cash build-out costs for the new headquarters building in Florence, Italy, that we are leasing. These build-out costs are accounted for as a capital lease and accordingly, are treated as a non-cash item in the consolidated statement of cash flows. This compares to gross capital expenditures of $48.8 million, before deducting lease incentives of $5.7 million, for 2005. The Company’s capital expenditures for 2007 are planned at approximately $93.0 million, before deducting estimated lease incentives of approximately $8.0 million, primarily for retail store expansion of approximately 48 stores, significant store remodeling programs, investments in information systems and enhancements in other infrastructure. In addition, in May 2006, the Company entered into an agreement to acquire a new corporate aircraft with a scheduled delivery date in December 2007 and has made down payments of approximately $8.1 million with additional progress payments totaling $10.9 million to be made through the expected delivery date. The down payments are accounted for within purchases of long-term investments and deposits on property and equipment in cash flows from investing activities. The acquisition will replace a current aircraft fractional ownership arrangement. The Company is currently negotiating with a lender and may fund the full purchase price of the aircraft and is considering entering into a sale and leaseback arrangement on completion of construction of the aircraft.

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

Effective December 31, 2006, the Company purchased for approximately $22.8 million (net of $1.5 million of cash acquired), subject to certain purchase price adjustments primarily pertaining to inventory valuations and other closing conditions expected to be completed by June 2007, 75% of the outstanding shares of Focus Europe S.r.l. (“Focus”), the Company’s licensee for “GUESS by MARCIANO” contemporary apparel for women and men in Europe, the Middle East and Asia. In 2006, the Company paid $14.3 million of the purchase price ($11.7 million in cash and $2.6 million in Company common stock), net of $1.5 million of cash acquired. The Company expects to pay the seller approximately $8.4 million for acquired inventory after the seller pays its suppliers. The remainder of the purchase price is expected to be paid upon completion of the purchase price adjustments described above.

Cash used in financing activities increased $5.9 million to $19.2 million for the year ended December 31, 2006 compared to $13.3 million for the year ended December 31, 2005. The increase was driven primarily by the redemption of the Company’s 6.75% secured notes that amounted to $40.7 million at December 31, 2005. Net debt repayments were $19.7 million in 2005. Cash proceeds and tax benefits from the issuance of Company common stock upon stock award exercises were $21.1 million in 2006 compared to $6.4 million in 2005.

On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (“SERP”) which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The initial participants in the SERP are Maurice Marciano, Chairman of the Board, Paul Marciano, Chief Executive Officer, and Carlos Alberini, President and Chief Operating Officer. As a non-qualified pension plan, no funding of the SERP is required. However, the Company expects to make annual payments into an insurance policy held in a rabbi trust to fund the expected obligations arising under the SERP. As of December 31, 2006, two payments had been made and the cash surrender value of the insurance policy was $7.5 million. The amount of future payments may increase, depending on the future years of service and future annual compensation of the participants and investment performance of the trust.

In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 4,000,000 shares of common stock for the ESPP. During the year ended December 31, 2006, 54,846 shares of the Company’s common stock were issued out of its treasury shares pursuant to the ESPP at an average price of $16.55 per share for a total of $0.9 million.

In May 2001, the Company’s Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in open market transactions. No share repurchases were made during the years ended December 31, 2006, 2005 and 2004. Since the inception of the share repurchase program in May 2001, the Company has purchased 2,274,000 shares at an aggregated cost of $7.1 million, or an average of $3.13 per share.

Seasonality

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. U.S. retail operations are generally stronger from July through December, and U.S. wholesale operations generally experience stronger performance in July, August and September. The European operations are largely wholesale and operate with two primary selling seasons. Spring/Summer primarily ships in January, February and March and Fall/Winter ships in July, August and September. The remaining months of the year are relatively small shipping months. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of results for the full year.

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

Impact of Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payments,” which requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as an expense in the income statement. SFAS 123R generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in APB 25. SFAS 123R is effective for the Company beginning with the first quarter of 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides the staff’s views regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of stock-based payments arrangements for public companies. The Company adopted SFAS 123R during the first quarter of fiscal 2006 using the modified prospective transition method. This method requires that compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 pro-forma disclosures. The impact of SFAS 123R on the Company’s statement of operations in 2006 and beyond will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. The Company incurred an incremental expense of $5.6 million, or $0.04 per diluted share for fiscal 2006 as a result of the adoption of SFAS 123R. See Note 16 for further information regarding stock-based compensation.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1 (“FSP13-1”), “Accounting for Rental Costs Incurred during the Construction Period,” which requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. These rental costs shall be included in income from continuing operations. The effective date of this FSP guidance was the first reporting period beginning after December 15, 2005. The Company’s policy prior to the adoption of FSP 13-1 was to capitalize pre-opening rental costs and amortize them over the remaining lease term. The Company incurred an incremental pre-opening rental expense of approximately $1.3 million during fiscal 2006 for new stores opened during 2006 with a subsequent reduction in amortization expense over the remaining lease term.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. At December 31, 2006, the Company has adopted the provisions of SAB 108 and determined no adjustments to current and prior reported periods are necessary.

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

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. Additional footnote disclosures are also required. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. As a result of adopting SFAS 158, the Company reduced other assets by $14.7 million, increased deferred tax assets by $10.3 million, recorded an incremental liability of $12.2 million, and recorded incremental charges to accumulated other comprehensive income (loss) of $16.6 million, net of taxes.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

Approximately 65% of product sales and licensing revenue recorded in the year ended December 31, 2006, were denominated in United States dollars (“USD”). Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the cost of goods in the future. In addition, royalties received from international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in USD. During the last three fiscal years, exchange rate fluctuations have not had a material impact on inventory costs. Due to the increase in foreign currency transactions and the fact that not all foreign currencies react in the same manner as the USD, the Company cannot quantify in any meaningful way the effect of currency fluctuations on future income.

The Company’s primary exchange rate risk relates to operations in Canada and Europe. The Company may enter into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on foreign currency transactions. These financial instruments can be used to protect the Company from the risk that the eventual net cash inflows from the foreign currency transactions will be adversely affected by changes in exchange rates. Changes in the fair value of derivative financial instruments are either recognized periodically through the income statement or through stockholders’ equity as a component of comprehensive income or loss. The classification depends on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives designated as fair value hedges are matched in the income statement against the respective gain or loss relating to the hedged items. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income or loss net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in net earnings. The Company’s foreign currency contracts are not designated as hedges for accounting purposes. Thus, changes in fair value of the derivative instruments are included in net earnings.

The following table sets forth information about the Company’s outstanding foreign currency contracts as of December 31, 2006:

Currency Exchange Contracts	Contract Type	USD Equivalent	Maturity Date	Current Value in USD at Dec. 31, 2006
Canadian dollars	Forward	$1,000,000	January 4 to January 31, 2007	$958,205
Canadian dollars	Forward	1,000,000	February 1 to February 28, 2007	957,432
Canadian dollars	Forward	1,000,000	March 1 to March 30, 2007	956,660
		$3,000,000		$2,872,297
Euros	Domestic Currency Swap	1,000,000	January 5, 2007	1,022,785
Euros	Domestic Currency Swap	1,000,000	February 7, 2007	1,021,361
Euros	Domestic Currency Swap	2,000,000	March 7, 2007	2,040,425
Euros	Domestic Currency Swap	1,000,000	March 16, 2007	1,019,680
Euros	Forward	2,000,000	January 10, 2007	2,063,966
Euros	Forward	1,000,000	January 10, 2007	1,032,225
Euros	Forward	1,000,000	January 18, 2007	1,031,499
Euros	Forward	1,000,000	January 18, 2007	1,031,499
Euros	Forward	1,000,000	January 18, 2007	1,021,786
Euros	Forward	2,000,000	February 8, 2007	2,061,387
Euros	Forward	2,000,000	February 8, 2007	2,061,065
Euros	Forward	1,000,000	February 16, 2007	1,030,211
Euros	Forward	1,000,000	February 16, 2007	1,020,463
Euros	Forward	1,000,000	March 9, 2007	1,029,327
Euros	Forward	1,000,000	March 16, 2007	1,019,296
Euros	Forward	1,000,000	April 6, 2007	1,018,490
Euros	Domestic Currency Swap	10,000,000	November 8, 2006 to 2007	10,362,779
Euros	Domestic Currency Swap	4,800,000	November 8, 2006 to 2007	4,948,875
Euros	Domestic Currency Swap	4,900,000	November 8, 2006 to 2007	5,051,976
Euros	Domestic Currency Swap	5,100,000	November 8, 2006 to 2007	5,258,180
Euros	Domestic Currency Swap	5,200,000	November 8, 2006 to 2007	5,361,281
		$50,000,000		$51,508,556
		$53,000,000		$54,380,853

At December 31, 2005, the Company had Canadian dollar currency exchange contracts to purchase $5.0 million USD and the current value of those contracts at that date was $5.1 million USD.

Interest Rate Risk

At December 31, 2006, approximately 37% of the Company’s indebtedness related to a capital lease obligation which is covered by interest rate swap agreements resulting in a fixed interest rate of 3.55% over the life of the lease obligation. Changes in the related interest rate will result in an unrealized gain or loss on the fair value of the swap and are reported in other income or expenses. The change in the unrealized fair value of the interest swap had an immaterial impact during 2006. Substantially all of the Company’s remaining indebtedness, principally consisting of short-term borrowings under the European Revolvers, is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have increased interest expense for the year ended December 31, 2006 by approximately $0.9 million.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At December 31, 2006,

the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

ITEM 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.   Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Effective December 31, 2006, we completed the acquisition of 75% of Focus Europe S.r.l. Consistent with published guidance of the SEC, our management excluded the acquired company from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. Total assets from the Focus acquisition represented 4.5% of the related consolidated total assets of GUESS?, Inc. as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Guess?, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Guess?, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Guess?, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Guess?, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Guess? Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

On December 31, 2006, Guess?, Inc. acquired 75% of the outstanding shares of Focus Europe S.r.l. (Focus). Consistent with published guidance of the Securities and Exchange Commission, management excluded the acquired company from its assessment of the effectiveness of Guess?, Inc.’s internal control over financial reporting as of December 31, 2006. Total assets from the Focus acquisition represented 4.5% of the related consolidated total assets of Guess?, Inc. as of December 31, 2006. Our audit of internal control over financial reporting of Guess?, Inc. also excluded an evaluation of the internal control over financial reporting of Focus.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guess?, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule, and our report dated February 28, 2007, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Los Angeles, California
February 28, 2007

ITEM 9B.             Other Information.

None.

PART III

ITEM 10.               Directors, Executive Officers and Corporate Governance.

The information required by this item can be found under the captions “Directors, Executive Officers,” “Corporate Governance and Board Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year and is incorporated herein by reference.

With respect to Item 406 of Regulation S-K, our Code of Conduct is incorporated herein by reference as Exhibit 14.1.

ITEM 11.               Executive Compensation.

The information in the Proxy Statement set forth under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

ITEM 13.               Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Certain Relationships and Related Transactions”  and “Board Independence, Structure and Committee Composition” in the Proxy Statement is incorporated herein by reference.

ITEM 14.               Principal Accountant Fees and Services.

The information set forth under the caption “Relationship with Independent Auditors” in the Proxy Statement is incorporated herein by reference.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guess?, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 and 16 to the consolidated financial statements, Guess?, Inc. adopted Statement  of Financial Accounting Standards No. 123(R), “Share-Based Payment” effective January 1, 2006. As discussed in Note 1 and 10 to the consolidated financial statements, Guess?, Inc. adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment to FASB Statements No. 87, 88, 106 and 132(R),” as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Guess?, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
February 28, 2007

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$220,344	$171,549
Receivables, net	133,406	81,762
Inventories	165,232	122,037
Prepaid expenses and other current assets	21,741	16,231
Deferred tax assets	18,169	16,439
Total current assets	558,892	408,018
Property and equipment, net	164,262	144,007
Goodwill	28,004	20,623
Other intangible assets, net	18,532	11,282
Long-term deferred tax assets	43,084	37,226
Other assets	24,151	12,218
	$836,925	$633,374
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$34,357	$35,051
Accounts payable	117,339	87,711
Accrued expenses	132,200	94,464
Total current liabilities	283,896	217,226
Notes payable, long-term debt and capital lease obligations, excluding current installments	18,018	53,199
Long-term deferred rent and lease incentives	31,236	28,688
Long-term deferred royalties	35,008	43,423
Other long-term liabilities	32,955	2,545
	401,113	345,081
Minority interest.	4,752	—
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued 133,896,240 and 131,887,050 shares at 2006 and 2005, outstanding 92,088,880 and 89,938,220 shares at 2006 and 2005, respectively	921	900
Paid-in capital	220,812	189,153
Deferred compensation	—	(1,389)
Retained earnings	374,729	251,561
Accumulated other comprehensive income (loss)	(9,483)	4,515
Treasury stock, 41,807,360 and 41,948,830 shares repurchased at 2006 and 2005, respectively	(155,919)	(156,447)
Stockholders’ equity	431,060	288,293
	$836,925	$633,374

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands, except per share data)
Net revenue:
Product sales	$1,119,945	$887,782	$682,020
Net royalties	65,239	48,310	47,242
	1,185,184	936,092	729,262
Cost of product sales	665,805	555,223	455,278
Gross profit	519,379	380,869	273,984
Selling, general and administrative expenses	326,356	279,059	218,502
Earnings from operations	193,023	101,810	55,482
Other expense (income):
Interest expense	7,450	6,741	5,653
Interest income	(5,947)	(2,626)	(619)
Other, net	(4,477)	—	(265)
	(2,974)	4,115	4,769
Earnings before income tax expense and minority interest	195,997	97,695	50,713
Income tax expense	72,715	38,882	21,147
Minority interest	114	—	—
Net earnings	$123,168	$58,813	$29,566
Earnings per share (Note 19)
Basic	$1.36	$0.66	$0.34
Diluted	$1.34	$0.65	$0.33
Weighted average shares outstanding (Note 19)
Basic	90,618	88,774	88,020
Diluted	92,074	90,118	89,088

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years ended December 31, 2006, 2005 and 2004

	Compre- hensive Income	Common Stock	Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(in thousands)
Balance at December 31, 2003		$876	$172,917	$(509)	$163,182	$3,300	$(156,984)	$182,782
Comprehensive income:
Net earnings	$29,566	—	—	—	29,566	—	—	29,566
Foreign currency translation adjustment	3,635	—	—	—	—	3,635	—	3,635
Unrealized gain on investments, net of tax effect	141	—	—	—	—	141	—	141
Total comprehensive income	$33,342
Issuance of common stock under stock compensation plans including tax effect		10	3,447	—	—	—	—	3,457
Issuance of stock under Employee Stock Purchase Plan		—	188	—	—	—	264	452
Deferred compensation		—	1,128	(584)	—	—	—	544
Balance at December 31, 2004		$886	$177,680	$(1,093)	$192,748	$7,076	$(156,720)	$220,577
Comprehensive income:
Net earnings	$58,813	—	—	—	58,813	—	—	58,813
Foreign currency translation adjustment	(2,588)	—	—	—	—	(2,588)	—	(2,588)
Unrealized gain on investments, net of tax effect	27	—	—	—	—	27	—	27
Total comprehensive income	$56,252
Issuance of common stock under stock compensation plans including tax effect		14	10,187	—	—	—	—	10,201
Issuance of stock under Employee Stock Purchase Plan		—	252	—	—	—	273	525
Deferred compensation		—	1,034	(296)	—	—	—	738
Balance at December 31, 2005		$900	$189,153	$(1,389)	$251,561	$4,515	$(156,447)	$288,293
Comprehensive income:
Net earnings	$123,168	—	—	—	123,168	—	—	123,168
Foreign currency translation adjustment	2,874	—	—	—	—	2,874	—	2,874
Unrealized loss on investments, net of tax effect	(263)	—	—	—	—	(263)	—	(263)
Supplemental Executive Retirement Plan, net of tax effect	(16,609)					(16,609)		(16,609)
Total comprehensive income	$109,170
Issuance of common stock under stock compensation plans including tax effect		21	23,290	—	—	—	—	23,311
Issuance of stock under Employee Stock Purchase Plan		—	703	—	—	—	205	908
Stock-based compensation		—	6,739	—	—	—	—	6,739
Deferred compensation		—	(1,389)	1,389	—	—	—	—
Issuance of common stock for Focus acquisition		—	2,316	—	—	—	323	2,639
Balance at December 31, 2006		$921	$220,812	$—	$374,729	$(9,483)	$(155,919)	$431,060

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net earnings	$123,168	$58,813	$29,566
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	35,309	32,364	34,975
Amortization of intangible assets	2,745	2,275	467
Stock-based compensation expense	6,739	1,175	968
Deferred income taxes	(5,441)	(25,658)	(1,244)
Net (gain) loss on disposition of long-term assets and property and equipment	(970)	1,195	136
Other items, net	(369)	(2,729)	2,665
Minority interest	114
Changes in operating assets and liabilities:
Receivables	(52,073)	18,145	(21,313)
Inventories	(25,177)	(25,009)	1,201
Prepaid expenses and other assets	(4,128)	3,505	(1,871)
Accounts payable and accrued expenses	53,983	40,116	23,624
Long-term deferred rent and lease incentives	2,548	3,406	10,335
Long-term deferred royalties	(1,418)	39,174	4,250
Other long-term liabilities	3,223	2,544	—
Net cash provided by operating activities	138,253	149,316	83,759
Cash flows from investing activities:
Purchases of property and equipment	(50,281)	(48,794)	(34,779)
Proceeds from dispositions of long-term assets and property and equipment	4,946	2,553	1,020
Acquisition of Maco, net of cash acquired	—	(20,427)	—
Acquisition of Focus, net of cash acquired	(11,721)	—	—
Purchases of long-term investments and deposits on property and equipment	(14,481)	(3,646)	(327)
Net cash used in investing activities	(71,537)	(70,314)	(34,086)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	118,190	119,576	214,066
Repayment of notes payable and long-term debt	(158,948)	(139,259)	(227,332)
Minority interest capital contributions	490	—	—
Issuance of common stock	11,237	6,359	2,286
Excess tax benefits from stock-based compensation	9,842	—	—
Net cash used in financing activities	(19,189)	(13,324)	(10,980)
Effect of exchange rates on cash and cash equivalents	1,268	(132)	147
Net increase in cash and cash equivalents	48,795	65,546	38,840
Cash and cash equivalents at beginning of year	171,549	106,003	67,163
Cash and cash equivalents at end of year	$220,344	$171,549	$106,003
Supplemental disclosures about non-cash investing and financing activities:
Capital lease obligation incurred	$4,619	$13,964	$—
Shares issued for Focus acquisition	2,639	—	—
Supplemental cash flow data:
Interest paid	5,433	5,707	4,832
Income taxes paid	56,280	54,131	15,089

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

Description of the Business

Guess?, Inc. (the “Company” or “GUESS?”) designs, markets, distributes and licenses a leading lifestyle collection of casual apparel and accessories for men and women that reflect the American lifestyle and European fashion sensibilities. The Company’s designs are sold in GUESS owned stores, to a network of wholesale accounts that includes primarily better department stores, selected specialty retailers and upscale boutiques and through the Internet. GUESS branded products, some of which are produced under license, are also sold internationally through a series of licensees and distributors.

Classification of Certain Costs and Expenses

The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in costs of product sales. Distribution costs related to the wholesale business are included in selling, general and administrative expenses and amounted to $15.4 million, $7.8 million and $8.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company includes store selling, selling and merchandising, advertising, wholesale distribution costs, design and other corporate overhead costs as a component of selling, general and administrative expenses.

The Company classifies amounts billed to customers for shipping fees as revenues, and classifies costs related to shipping as cost of product sales in the accompanying consolidated statements of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Guess?, Inc., its wholly-owned direct and indirect subsidiaries and its majority-owned subsidiaries. Accordingly, all references herein to “Guess?, Inc.” include the consolidated results of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated during the consolidation process.

Stock Split

On February 12, 2007, our Board of Directors approved a two-for-one stock split of the Company’s common stock to be effected in the form of a 100% stock dividend. Each shareholder of record at the close of business on February 26, 2007 will be issued one additional share of common stock for every share of common stock owned as of that time. The additional shares will be distributed on or about March 12, 2007. All share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the 2007 stock split.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the valuation of inventories, accounts receivable allowances, sales return allowances, pension obligations, the useful life of assets for depreciation, evaluation of asset impairment, litigation accruals, recoverability of deferred taxes, workers compensation and medical self-insurance expense and accruals, stock-based compensation, and evaluation

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

of net recoverable amounts and accruals for the sublet of certain lease obligations. Actual results could differ from those estimates.

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

Investment Securities

The Company accounts for its investment securities in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 requires investments to be classified into one of three categories based on management’s intent: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at their amortized cost. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Trading securities are recorded at market value with unrealized gains and losses reported in operations. The Company accounts for its long-term investment securities as available-for-sale.

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

The reconciliation of basic to diluted weighted average shares is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Weighted average shares used in basic computations	90,618	88,774	88,020
Dilutive equity awards	1,456	1,344	1,068
Weighted average shares used in diluted computations	92,074	90,118	89,088

For the fiscal years 2006, 2005 and 2004, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock. Options for 473,220,

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

145,094 and 1,964,598, of the Company’s shares, respectively, were outstanding during 2006, 2005 and 2004 but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

Accounts Receivable and Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. In addition, the Company maintains cash with various major financial institutions and performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any institution. The Company extends credit to corporate customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collections trends and an evaluation of the impact of current economic conditions. The Company’s corporate customers are principally located throughout North America and in Europe, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. However, such credit risk is considered limited due to the Company’s large customer base. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented are insignificant and have not significantly exceeded management’s estimates. A few of the Company’s domestic wholesale customers, including some under common ownership, have accounted for significant portions of its total net revenue. Bloomingdale’s, Macy’s and other affiliated stores owned by Federated Department Stores, Inc. together accounted for approximately 5.5%, 5.8%, and 5.1% of the Company’s consolidated net revenue in 2006, 2005 and 2004, respectively. The Company does not have significant credit exposure to any one European customer.

Inventories

Inventories are valued at the lower of cost (first-in, first-out and weighted average method) or market. The Company continually evaluates its inventories by assessing slow moving product as well as prior seasons’ inventory. Market value of aged inventory is estimated based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

Revenue Recognition

General

The Company recognizes retail operations revenue at the point of sale and wholesale operations revenue from the sale of merchandise when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable. The Company accrues for estimated sales returns and other allowances in the period in which the related revenue is recognized. To recognize the financial

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and reduces sales and cost of sales accordingly based on historical return experience. The change in sales returns accruals decreased gross profit by $3.3 million and $2.1 million for the years ended December 31, 2006 and 2005, respectively. The sales returns accruals were $6.5 million and $2.7 million at December 31, 2006 and 2005, respectively. The Company recorded retail sales returns accruals which resulted in a reduction of gross profit of $3.2 million in 2006. Management evaluated the effects of not accruing for retail sales returns in prior periods and determined the impact to be immaterial.

Net Royalty Revenue

Royalty revenue is based upon a percentage, as defined in the underlying agreement, of the licensee’s actual net sales or minimum net sales, whichever is greater. The Company may receive special payments in consideration of the grant of license rights. These payments are recognized ratably as revenue over the term of the license agreement. The unrecognized portion of upfront payments is included in deferred royalties and accrued expenses depending on the long or short-term nature of the payments to be recognized. During 2005 we successfully renegotiated license agreements for certain significant product categories comprising watches, handbags and eyewear. The renewal terms call for certain fixed, cash rights payments which are over-and-above our normal, ongoing royalty payments. During 2005 we received $42.7 million in cash for these significant renewals and recorded the same amount as deferred royalties, of which we have recognized $1.5 million as revenues in each of 2006 and 2005, respectively. In 2004, we renegotiated a new footwear license and received $5.0 million in cash and recorded the same amount as deferred royalties. The Company commenced recognizing revenue once the footwear contract became effective in 2005, totaling $1.4 million and $0.7 million for 2006 and 2005, respectively.

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

Foreign Currency

The local currency is the functional currency for all of our significant international operations. In accordance with SFAS No. 52, “Foreign Currency Translation,” assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at year-end rates, while income and expenses are translated at the weighted-average exchange rates for the year. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency, including gains and losses on foreign currency contracts, are included in the results of operations. Net foreign currency transaction losses included in the determination of net earnings were $800,000, $661,000 and $864,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company may enter into forward foreign exchange contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to Canadian purchases of U.S. dollar denominated inventory and Italian purchases of U.S. dollar denominated inventory. The Company’s foreign currency contracts are not designated as hedges for accounting purposes and changes in fair value of the derivative instruments are included in net earnings. At December 31, 2006, the Company had currency exchange contracts to purchase $53.0 million U.S. dollars for approximately $3.3 million Canadian dollars and approximately 39.0 million Euros. At December 31, 2005, the Company had currency exchange contracts to purchase $5.0 million U.S. dollars for approximately $5.9 million Canadian dollars. Unrealized losses were $1,381,000, $51,000 and $1,086,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Comprehensive Income

Comprehensive income consists of net earnings, unrealized gains or losses on investments, foreign currency translation adjustments and the unfunded portion of the Company’s supplemental executive retirement plan (“SERP”), net of taxes. Comprehensive income is presented in the consolidated statements of stockholders’ equity and comprehensive income.

Business Segment Reporting

The Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The business segments of the Company are retail, wholesale, European and licensing. Information regarding these segments is summarized in Note 15 to the Consolidated Financial Statements. In the first quarter of 2005, the Company revised its segment reporting to include its aggregate European operations as a separate segment. The change was made as a result of the significant European acquisition made in 2005. The Company believes this segment reporting better reflects how its four business segments are managed and each segment’s performance is evaluated. The retail segment includes the Company’s retail operations in North America. The wholesale segment includes the wholesale operations in North America and internationally, excluding Europe. The European segment includes both wholesale and retail operations in Europe. The licensing segment includes the worldwide licensing operations of the Company. All amounts for 2004 have been revised to conform to the 2005 and 2006 presentation.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. Investments are recorded at fair value.

The fair values of the Company’s debt instruments (See Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At December 31, 2006 and 2005, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company recorded charges related to store

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

impairment of $2.4 million and $0.6 million, respectively, for the fiscal years ended December 31, 2006 and 2005.

Goodwill and Other Intangible Assets, net

Goodwill and other intangibles not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. As of December 31, 2006, we had goodwill of approximately $28.0 million. No goodwill impairments have been recognized for the years ended December 31, 2006, 2005 and 2004. Other intangible assets as of December 31, 2006 primarily consisted of lease and license acquisition costs related to the two recent European acquisitions. See Note 18 for further information regarding intangible assets acquired from the Focus acquisition. Gross intangible assets were $24.8 million and $13.7 million at December 31, 2006 and 2005, respectively. The accumulated amortization of intangible assets with definitive useful lives was $6.3 million and $2.4 million at December 31, 2006 and 2005, respectively.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expenses charged to operations for the years ended December 31, 2006, 2005 and 2004 were $22.4 million, $19.8 million and $22.7 million, respectively.

Reclassifications

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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Stock-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payments,” using the modified prospective transition method. Under this method, compensation cost recognized in 2006 included: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and (b) compensation expense for all stock-based awards granted to employees on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for new grants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company’s common stock. The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin No. 107. The dividend yield for 2006 and prior years was assumed to be zero since the Company had not historically declared and did not have a plan to declare dividends on an ongoing basis until the Board of Directors authorized and approved the initiation of quarterly dividends in February 2007 (see Note 19). The expected forfeiture rate is determined based on historical data. Compensation expense for new stock options and nonvested stock awards is recognized on a straight-line basis over the vesting period. In accordance with the modified prospective transition method, results for prior periods have not been restated. The Company incurred an incremental expense of $5.6 million, or $0.04 per diluted share, for 2006 as a result of the adoption of SFAS123R.

See Note 16 to the Consolidated Financial Statements for further information regarding stock-based compensation.

Supplemental Executive Retirement Plan

Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under SFAS 158, an asset for a plan’s overfunded status or a liability for a plan’s underfunded status is recognized in the consolidated balance sheet, plan assets and obligations that determine the plan’s funded status are measured as of the end of the Company’s fiscal year, and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in other comprehensive income and as a separate component of stockholders’ equity.

As a result of adopting SFAS 158, the Company reduced other assets by $14.7 million, increased deferred tax assets by $10.3 million, recorded an incremental liability of $12.2 million, and recorded incremental charges to accumulated other comprehensive income (loss) of $16.6 million, net of taxes.

(2) New Accounting Standards

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

recognized as rental expense. These rental costs shall be included in income from continuing operations. The effective date of this FSP guidance was the first reporting period beginning after December 15, 2005. The Company’s policy prior to the adoption of FSP 13-1 was to capitalize pre-opening rental costs and amortize them over the remaining lease term. The Company incurred an incremental pre-opening rental expense of approximately $1.3 million during fiscal 2006 for new stores opened during 2006 with a subsequent reduction in amortization expense over the remaining lease term.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. At December 31, 2006, the Company has adopted the provisions of SAB 108 and determined no adjustments to current and prior reported periods are necessary.

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

(3) Investments

Long-term investments consist of certain marketable equity securities and other investments aggregating $10.5 million and $3.7 million at December 31, 2006 and 2005, respectively, and are included in other assets in the accompanying consolidated balance sheets. Unrealized gains (losses), net of deferred tax liabilities (assets) are included as a component of stockholders’ equity and comprehensive income (loss). Unrealized gains (losses) related to marketable equity securities at December 31, 2006 and 2005 were negligible.

(4)  Receivables, net

Accounts receivable consists of trade receivables primarily relating to its wholesale businesses in Europe and North America. The Company provided for valuation allowances relating to these receivables of $14.8 million and $11.9 million, at December 31, 2006 and 2005, respectively. In addition, accounts receivable includes royalty receivables relating to its licensing operations, for which, the Company recorded an allowance for doubtful accounts of $0.3 million and $0.7 million at December 31, 2006 and 2005, respectively. The accounts receivable valuation allowance includes allowances for wholesale markdowns and sales returns. Retail sales returns allowances are included in accrued expenses.

(5) Inventories

Inventories are summarized as follows (in thousands):

	December 31,
	2006	2005
Raw materials	$3,837	$8,046
Work in process	2,830	4,439
Finished goods—Europe	67,582	34,168
Finished goods—Retail	71,102	63,790
Finished goods—Wholesale	19,881	11,594
	$165,232	$122,037

At December 31, 2006 and 2005, reserves to write-down inventories to the lower of cost or market totaled $14.8 million and $9.1 million, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Property and Equipment

Property and equipment is summarized as follows (in thousands):

	December 31,
	2006	2005
Land and land improvements	$3,057	$3,237
Building and building improvements	3,822	1,837
Leasehold improvements	160,584	152,006
Machinery and equipment	182,488	174,213
Corporate aircraft	803	1,347
Shop fixtures	36,646	35,379
Construction in progress	5,962	6,106
Properties under capital lease	22,435	15,976
	415,797	390,101
Less accumulated depreciation and amortization	251,535	246,094
	$164,262	$144,007

Construction in progress at December 31, 2006 and 2005 represents the costs associated with the construction in progress of buildings and leasehold improvements to be used in the Company’s operations, primarily for new and remodeled stores in retail operations. During the years ended December 31, 2006, 2005 and 2004, interest costs capitalized in construction in progress amounted to $145,000, $172,000 and $109,000, respectively.

See Note 12 to the Consolidated Financial Statements for further information regarding capital lease obligations.

(7) Accrued Expenses

Accrued expenses are summarized as follows (in thousands):

	December 31,
	2006	2005
Accrued compensation and benefits	$40,555	$29,427
Income taxes	23,365	16,980
Deferred royalties	12,488	4,906
Store credits and gift certificates	10,705	8,460
Sales and use taxes, property taxes, and other taxes	10,706	9,450
Focus acquisition remaining payment	8,421	—
Deferred rent and lease incentives	5,976	5,345
Professional fees	3,840	2,876
Construction costs	3,499	3,250
Retail sales returns	3,168	—
Other	9,477	13,770
	$132,200	$94,464

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations are summarized as follows (in thousands):

	December 31,
	2006	2005
$85 million revolving Prior Credit Facility	$78	$1,652
6.75% Secured Notes redeemed in December 2006	—	40,748
Loans with European banks, no stated maturities	32,792	31,886
European capital lease, maturing quarterly through 2016	19,505	13,964
	52,375	88,250
Less current installments	34,357	35,051
Notes payable, long-term debt and capital lease obligations, excluding current installments	$18,018	$53,199

On September 19, 2006, the Company and certain of its affiliates entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011.

The obligations under the Credit Facility are guaranteed by certain of the Company’s existing and future domestic subsidiaries, and such obligations, including the guaranties, are secured by (a) substantially all present and future property and assets of the Company and each guarantor and (b) the equity interests of certain of the Company’s direct and indirect U.S. subsidiaries and 65% of the equity interests of the Company’s first tier foreign subsidiaries.

Direct borrowings under the Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (which was 0.75% at December 31, 2006) based on Guess’ leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) for domestic loans, 0.50% in excess of the federal funds rate, and for Canadian loans, 0.50% in excess of the average rate for 30 day Canada dollar bankers’ acceptances, or (ii) the rate of interest as announced by Bank of America as its “prime rate,” in each case as in effect from time to time, plus an applicable margin (which was 0.0% at December 31, 2006) based on the Company’s leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At December 31, 2006 the Company had $12.4 million in outstanding standby letters of credit, $19.4 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Credit Facility requires the Company to comply with a leverage ratio and a fixed charge coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate, and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults,

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Notes Payable, Long-Term Debt and Capital Lease Obligations (Continued)

covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.

The Credit Facility replaces the (a) Amended and Restated Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Western) (formerly known as Congress Financial Corporation (Western)) and Guess, Guess? Retail, Inc. and Guess.com, Inc., dated as of December 20, 2002, as amended, and (b) Canadian Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Canada) (formerly known as Congress Financial Corporation (Canada)) and Guess Canada, dated as of December 20, 2002, as amended (together, the “Prior Credit Facility”).

On December 20, 2006 the Company, through its wholly-owned subsidiary, Guess? Royalty Finance LLC (the “Issuer”), completed the optional redemption of all of its outstanding 6.75% asset-backed notes due June 2012 (“Secured Notes”). The final aggregate cash consideration paid to the holders of the Secured Notes for the redemption totaled $32.8 million, which included a redemption premium of $0.5 million. The Company also wrote-off debt issuance costs of $1.4 million in connection with the redemption. These amounts are included in interest expense in the accompanying consolidated statements of operations. The Secured Notes, originally issued on April 28, 2003, were secured by rights and interests in receivables generated from specific license agreements of specified GUESS? trademarks and all royalty monies payable or becoming payable under such license agreements, and a security interest in specified assets consisting primarily of such GUESS? trademarks and the specified license agreements.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy. Under these agreements, the Company can borrow up to $93.4 million with annual interest rates ranging from 3.8% to 5.0%. However, the Company’s ability to borrow through foreign subsidiaries is limited to $85 million under the terms of our Credit Facility. At December 31, 2006, the Company had $32.5 million of outstanding borrowings with a weighted average annual interest rate of 3.9% and 6.4 million in outstanding documentary letters of credit under these agreements. These agreements are denominated in Euros, have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by a $5.3 million standby letter of credit issued under the Credit Facility. None of the agreements have stated maturities. In addition, as part of the acquisition of Focus, effective December 31, 2006, the Company acquired $0.3 million of bank debt with an interest rate of Euribor six-month rate plus 1%. The Company has classified this debt as current as it intends to pay this debt down in the short-term.

The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs which were completed in 2006. The building is the new headquarters for the Company’s Italian operation. This transaction resulted in a capital lease obligation of $19.5 million, including build-outs completed in 2006. The Company entered into separate interest rate swap agreements designated as non-hedging instruments resulting in a fixed rate of 3.55%. These interest rate swap agreements mature through 2016 and convert the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of December 31, 2006 was approximately $0.5 million.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Notes Payable, Long-Term Debt and Capital Lease Obligations (Continued)

Maturities of debt and capital lease obligations at December 31, 2006 are as follows (in thousands):

	Capital Lease	Debt	Total
2007	$1,487	$32,870	$34,357
2008	1,475	—	1,475
2009	1,519	—	1,519
2010	1,565	—	1,565
Thereafter	13,459	—	13,459
	$19,505	$32,870	$52,375

(9) Income Taxes

Income tax expense (benefit) is summarized as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Federal:
Current	$44,101	$45,039	$13,775
Deferred	(686)	(20,944)	(457)
State:
Current	4,811	7,012	4,143
Deferred	(1,142)	(3,655)	(644)
Foreign:
Current	29,201	12,489	4,473
Deferred	(3,613)	(1,059)	(143)
Minority Interest	43	—	—
Total	$72,715	$38,882	$21,147

Actual income tax expense differs from expected income tax expense obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Computed “expected” tax expense	$68,599	$34,193	$17,750
State taxes, net of Federal expense	2,701	2,182	2,274
Incremental foreign taxes in excess of Federal statutory rates	4,024	2,343	670
Exempt Interest	(1,491)	(271)	—
Other	(1,161)	435	453
Minority Interest	43	—	—
Total	$72,715	$38,882	$21,147

Total income tax expense (benefit) was allocated as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Operations	$72,715	$38,882	$21,147
Stockholders’ equity	(23,557)	(3,914)	(918)
Total income taxes	$49,158	$34,968	$20,229

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

The tax effects of the components of other comprehensive income were allocated as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Foreign currency translation adjustment	$307	$98	$(57)
Unrealized loss on investment	(163)	16	107
SERP	(10,306)	—	—
Total income tax expense	$(10,162)	$114	$50

Total pretax income was comprised of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Domestic operations	$134,263	$71,733	$40,237
Foreign operations	61,578	25,962	10,476
Minority Interest	156	—	—
Total pretax income	$195,997	$97,695	$50,713

The tax effects of temporary differences that give rise to significant portions of current and non-current deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Fixed assets basis difference	$12,912	$10,451
Deferred compensation	3,399	(924)
Bad debt reserve	3,569	4,253
Deferred lease incentives	1,526	2,952
Uniform capitalization	1,743	2,042
Rent expense	5,908	4,637
Net operating loss	1,517	—
Inventory valuation	3,640	3,717
Facility closure reserve	79	236
Unrealized loss on investment	922	1,525
Deferred income	17,944	19,594
SERP	11,586	—
Other	5,673	7,516
Total deferred assets	70,418	55,999
Deferred tax liabilities, primarily goodwill amortization	(8,236)	(2,334)
Valuation allowance	(929)	—
Net deferred tax assets	$61,253	$53,665

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

Included above at December 31, 2006 and 2005, are $18.2 million and $16.4 million for current net deferred tax assets, respectively, and $43.1 million and $37.2 million in non-current net deferred tax assets at December 31, 2006 and 2005, respectively. At December 31, 2006, the company’s U.S. and European retail operations had net operating loss carryforwards of $1.5 million. Based on the projections of the future income, management believes that it is more likely than not that the earnings from operations will not generate sufficient income to utilize all of the net operating loss. Therefore the Company recorded a valuation allowance of $0.9 million.

Based on the historical earnings of the Company and projections of future taxable income, management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.

(10) Supplemental Executive Retirement Plan

On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (“SERP”) which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The initial participants in the SERP are Maurice Marciano, Chairman of the Board, Paul Marciano, Chief Executive Officer and Vice Chairman of the Board, and Carlos Alberini, President and Chief Operating Officer. As a non-qualified pension plan, no funding of the SERP is required; however, the Company expects to make annual payments into an insurance policy held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The Company has made two payments into the policy as of December 31, 2006. The cash surrender value of the insurance policy was $7.5 million as of December 31, 2006 and is included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust.

Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under SFAS 158, an asset for a plan’s overfunded status or a liability for a plan’s underfunded status is recognized in the consolidated balance sheet, plan assets and obligations that determine the plan’s funded status are measured as of the end of the Company’s fiscal year, and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in comprehensive income and as a separate component of stockholders’ equity.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Supplemental Executive Retirement Plan (Continued)

The components of net periodic pension cost and other charges to comprehensive income for the year ended December 31, 2006 are (in thousands):

Year Ended
December 31, 2006
Service cost	$139
Interest cost	1,181
Net amortization of unrecognized prior service cost	1,743
Net periodic defined benefit pension cost	3,063
Unrecognized prior service cost charged to comprehensive income	17,949
Unrecognized net actuarial loss charged to comprehensive income	8,966
Related tax impact	(10,306)
Total periodic costs and other charges to comprehensive income	$16,609

The following chart summarizes the SERP’s funded status and amounts recognized in the Company’s consolidated balance sheet as of December 31, 2006, pursuant to SFAS 158 (in thousands):

Projected benefit obligation	$(29,978)
Plan assets at fair value	—
Net liability (included in other long-term liabilities)	$(29,978)

The Company assumed a discount rate of 5.75% as part of the actuarial valuation performed to calculate the projected benefit obligation disclosed above. The rate is considered appropriate based on the timing of cash flows expected to be made in the future to the participants. The annual pay rate increase assumed in the calculation of the projected benefit obligation was 3%. At December 31, 2006, amounts included in comprehensive income that are expected to be recognized as components of net periodic defined benefit pension cost in 2007 consist of prior service costs of $1.7 million and net actuarial losses of $0.6 million. No benefits are expected to be paid in any of the next five fiscal years. Aggregate benefits assumed to be paid in the subsequent five fiscal years amount to $4.5 million.

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

Gross royalties earned by the Company under such license agreement for the years ended December 31, 2005 and 2004 were $0.3 million and $2.3 million, respectively. Additionally, the Company purchased $0.4 million and $4.9 million of products from Charles David for resale in the Company’s retail stores during the same periods. At December 31, 2006, the Company had no royalty receivables due from Charles David.

On January 3, 2005, the Company acquired the remaining 90% of Maco Apparel, S.p.a. (“Maco”) that the Company did not already own. Prior to the acquisition, the Company owned a 10% interest in Maco, which at the time, was the Company’s licensee for the manufacture and distribution of certain men’s and women’s jeanswear apparel in certain parts of Europe. The Company recorded $5.9 million in royalty fees from Maco related to product sales in 2004, at which time the Company owned a 10% interest in Maco.

On January 1, 2003, the Company entered into a license agreement with BARN S.r.l. (“BARN”), an Italian corporation, under which the Company granted BARN the right to manufacture and distribute children’s clothing in certain territories of Europe for a term of three years. The license agreement was amended as of June 19, 2006 to, among other things, extend the term until December 31, 2009. The license agreement has terms substantially similar to the Company’s other license agreements. Two key employees of the Company’s wholly-owned subsidiary, Guess Italia, S.r.l., own BARN. During 2006 and 2005, the Company recorded $1.2 million and $0.9 million in revenues, respectively, related to this license. At December 31, 2006 and 2005, the Company had negligible royalty receivables due from BARN.

Leases

The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect at December 31, 2006, with expiration dates in February 2008, July 2008 and December 2014. The total lease payments to these limited partnerships are currently $0.3 million per month. See lease commitments to related parties in Note 12 to the Consolidated Financial Statements.

Aggregate rent expense under the two U.S. related party leases in effect was $2.9 million, $2.6 million and $3.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company believes the related party leases have not been significantly affected by the fact that the Company and the lessors are related.

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

into a written lease agreement during the second quarter of 2005. Total rent expense was approximately $0.5 million Canadian (US $0.4 million) in each of the years ended December 31, 2006 and 2005. The Company believes the related party lease has not been significantly affected by the fact that the Company and the lessors are related.

The Company entered into an agreement with MPM Financial, LLC, a California limited liability company (“MPM Financial”) owned by an affiliated trust of Maurice Marciano and Paul Marciano, to periodically charter an aircraft owned by MPM Financial and managed pursuant to an Aircraft Charter and Management Services Agreement dated December 31, 2004 by and between MPM Financial and The Air Group, Inc. (“The Air Group”), an independent third party. Under the charter arrangement, the Company was entitled to receive a ten percent discount from the standard hourly charter rates The Air Group charges for the aircraft to unrelated third parties. Although the Company and MPM Financial have terminated the agreement, the Company may from time to time continue to charter the aircraft on substantially similar terms to those in the prior agreement. The total fees paid under this arrangement for the years ended December 31, 2006 and 2005 were approximately $1.1 million and $0.4 million, respectively.

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

The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs completed in 2006. The building is the new headquarters for the Company’s Italian operation. This transaction resulted in a capital lease obligation of $19.5 million as of December 31, 2006. The Company entered into interest rate swap agreements designated as non-hedging instruments resulting in a fixed rate of 3.55%. These interest rate swap agreements mature through 2016 and convert the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of December 31, 2006 was approximately $0.5 million.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

Future minimum lease payments under capital lease and non-cancelable operating leases at December 31, 2006 are as follows (in thousands):

		Operating Leases
	Capital Lease	Non- Related Parties	Related Parties	Total
2007	$2,263	$77,515	$3,531	$83,309
2008	2,191	72,251	2,263	76,705
2009	2,174	66,752	468	69,394
2010	2,157	56,164	468	58,789
2011	2,138	46,762	468	49,368
Thereafter	13,319	136,923	1,404	151,646
Total minimum lease payments	$24,242	$456,367	$8,602	$489,211
Less interest	(4,737)
Capital lease obligations	$19,505
Less current portion	(1,487)
Long-term capital lease obligations	$18,018

Rental expense for all operating leases during the years ended December 31, 2006, 2005, and 2004 aggregated $84.6 million, $73.1 million, and $63.4 million, respectively.

Incentive Bonuses

Certain officers and key employees of the Company are entitled to incentive bonuses, primarily based on net earnings of the Company or particular operations thereof. In addition, on September 27, 2005 the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved performance criteria for the payment of special bonuses to Paul Marciano, Chief Executive Officer of the Company, under the Company’s 2004 Equity Incentive Plan (the “Incentive Plan”) if the performance targets with respect to future earnings from operations for the Company’s licensing segment are met. The Company recorded bonus related expense of $4.6 million, including payroll taxes, in 2005 related to these special licensing bonuses. Assuming the pre-established licensing performance targets are achieved in 2007 and 2008 and the Company receives a fixed cash rights payment of $35.0 million due in 2012 from one of its licensees, the Company will record a further $5.0 million in special bonus expense, excluding payroll taxes, to Paul Marciano through January 2012.

Litigation

On February 1, 2005, a complaint was filed by Michele Evets against the Company in the Superior Court of the State of California for the County of San Francisco. The complaint purports to be a class action filed on behalf of current and former Guess store managers in California. Plaintiffs seek overtime wages and a preliminary and permanent injunction. The Company answered the complaint on April 28, 2005. The parties participated in a voluntary mediation on August 16, 2006 and are in the process of finalizing a settlement agreement. As a result, in 2006 the Company accrued $1.0 million related to net charges in connection with the proposed settlement arrangement.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian Maco subsidiary in Florence, Italy, acquired in January 2005. As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004 and 2005 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The Company has recently concluded that the amount of any possible loss would not be material to our consolidated financial statements and that the likelihood of incurring a loss is less than probable. Accordingly, no liability related to this matter has been accrued.

The Company is also involved in various other employment-related claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. With the exception of the class action accrual discussed above, no material amounts were accrued as of December 31, 2006 or December 31, 2005, related to any of the Company’s other legal proceedings.

Corporate Aircraft

In May 2006, the Company entered into an agreement to acquire a new corporate aircraft with a scheduled delivery date in December 2007 and has made down payments of approximately $8.1 million, with additional progress payments totaling $10.9 million to be made through the expected delivery date. The acquisition will replace a current aircraft fractional ownership arrangement. The Company is currently negotiating with a lender and may finance the full purchase price of the aircraft and is considering entering into a sale and leaseback arrangement on completion of construction of the aircraft.

(13) Savings Plan

The Company established the Guess?, Inc. Savings Plan (the “Savings Plan”) under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees (“associates”) may contribute up to 15% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 1.5% of the associates’ annual compensation. Investment selections consist of cash and mutual funds and do not include any Company common stock. The Company’s contributions to the Savings Plan for the years ended December 31, 2006, 2005 and 2004 amounted to $0.4 million, $0.3 million and $0.3 million, respectively.

In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. See Note 16 for further details.

Effective January 1, 2006, the Company adopted a Non-qualified Deferred Compensation Plan (the “DCP”). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses. The deferred amounts and earnings thereon are payable to participants at specified future

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Savings Plan (Continued)

distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or installments, pursuant to elections under the rules of the DCP.  The DCP is not funded by the Company, and participants have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The Company has purchased corporate-owned life insurance to offset this liability which is held in a rabbi trust. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. All earnings and expenses of the rabbi trust are reported in the Company’s consolidated statement of income. The deferred compensation liability was $2.3 million and related long-term asset was $2.4 million as of December 31, 2006.

(14) Quarterly Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

Year ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$258,978	$231,037	$348,748	$346,421
Gross profit	103,632	92,453	163,831	159,463
Net earnings	15,396	13,734	48,355	45,683
Earnings per share:
Basic	$0.17	$0.15	$0.53	$0.50
Diluted	$0.17	$0.15	$0.52	$0.49

Year ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$215,608	$178,235	$265,600	$276,649
Gross profit	82,223	66,478	114,438	117,730
Net earnings	8,163	4,164	20,684	25,802
Earnings per share:
Basic	$0.09	$0.05	$0.23	$0.29
Diluted	$0.09	$0.05	$0.23	$0.28

(15) Segment Information

In accordance with the requirements of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s reportable business segments and respective accounting policies of the segments are the same as those described in Note 1. Management evaluates segment performance based primarily on revenue and earnings from operations. Corporate overhead, interest income and interest expense are evaluated on a consolidated basis and not allocated to the Company’s business segments.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Segment Information (Continued)

Segment information is summarized as follows for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year ended December 31,
	2006	2005	2004
Net revenue:
Retail operations	$721,262	$612,862	$518,855
Wholesale operations	146,320	121,103	120,392
European operations	252,363	153,817	42,773
Licensing operations	65,239	48,310	47,242
	$1,185,184	$936,092	$729,262
Earnings (loss) from operations:
Retail operations	$100,436	$65,274	$47,788
Wholesale operations	23,963	7,325	(5,565)
European operations	64,211	28,103	7,748
Licensing operations	57,189	37,804	37,722
Corporate overhead	(52,776)	(36,696)	(32,211)
	$193,023	$101,810	$55,482
Capital expenditures:
Retail operations	$35,733	$37,569	$27,577
Wholesale operations	1,253	3,194	1,934
European operations	8,436	5,565	945
Licensing operations	—	67	—
Corporate overhead	4,859	2,399	4,323
	$50,281	$48,794	$34,779

	December 31,
	2006	2005
Total assets:
Retail operations	$217,785	$194,083
Wholesale operations	107,031	73,363
European operations	245,036	133,004
Licensing operations	13,829	13,503
Corporate overhead	253,244	219,421
	$836,925	$633,374

The European operations segment includes net revenue and earnings from the Maco licensee acquisition commencing from the acquisition date of January 3, 2005. Prior to the Maco acquisition, licensing royalty income of $5.9 million received from Maco was included in the licensing operations segment for 2004. The recent Focus acquisition was effective December 31, 2006. The licensing royalty income received from Focus prior to the acquisition of the Focus business was included in the licensing operations segment for the years ended December 31, 2006 and 2005 and amounted to $4.0 million and $2.7 million, respectively. See Note 18 for details on the Focus acquisition.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Segment Information (Continued)

The table below presents information related to geographic areas in which the Company operated during 2006, 2005 and 2004. Net revenue is primarily classified based on the country where the Company’s applicable sales organization or the licensee is based (in thousands):

	Year ended December 31,
	2006	2005	2004
Net revenue:
U.S.	$744,336	$640,630	$570,610
Italy	249,973	153,779	51,301
Canada	154,466	112,337	86,212
Asia	20,085	18,816	15,506
Other European Countries	8,193	4,385	2
South America	2,629	2,827	1,499
Mexico	2,388	170	271
Middle East	1,252	1,979	2,822
South Africa	1,239	1,131	764
Other	623	38	275
	$1,185,184	$936,092	$729,262

	December 31,
	2006	2005
Long-lived assets:
U.S.	$115,135	$105,049
Italy	50,833	29,567
Canada	22,923	21,255
Other European Countries	4,977	4,760
Asia	2,067	431
Mexico	476	—
	$196,411	$161,062

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Stock-Based Compensation

The Company has four stock-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the “Plan”) provides that the Board of Directors may grant stock options to officers, key employees and certain consultants and advisors to the Company or any of its subsidiaries. The Plan authorizes grants of options to purchase up to 20,000,000 authorized but unissued shares of common stock. At December 31, 2006 and 2005, there were 17,765,450 and 18,667,900 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. The two most recent annual grants had a vesting period of three years and ten months, and three years and nine months, with an initial vesting period of ten months and nine months, respectively, followed by three annual vesting periods. The Guess?, Inc. Employee Stock Purchase Plan (“ESPP”) allows for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Guess?, Inc. 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (the “Director Plan”) provides for the grant of certain stock and stock options to non-employee directors. The Director Plan authorizes grants of options to purchase up to 2,000,000 authorized but unissued shares of common stock which consists of the 1,000,000 shares that were initially approved for issuance on July 30, 1996 plus an additional 1,000,000 shares that were approved for issuance effective May 9, 2006. At December 31, 2006 and 2005, there were 1,075,716 and 175,032 shares available for grant under this plan, respectively. In addition, the Guess?, Inc. 1996 Equity Incentive Plan, under which equity grants have not been permitted since the approval of the Plan in 2004, continues to govern outstanding awards previously made thereunder.

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

On June 20, 2005, the Compensation Committee and the Board of Directors approved the immediate acceleration of vesting of options to purchase 750,000 shares of common stock of the Company, of which 375,000 were held by each of Maurice Marciano and Paul Marciano, then Co-Chairmen of the Board and Co-Chief Executive Officers. The accelerated stock options, which were originally granted on February 26, 2004 under the Company’s 1996 Equity Incentive Plan, have an exercise price of $7.80 per share. The closing price of the Company’s common stock on the New York Stock Exchange on the date of acceleration was $8.68 per share. The purpose of the acceleration of vesting was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its income statement, as is required under FAS 123R. The Company strongly believes that given the substantial share ownership of Maurice Marciano and Paul Marciano in the Company, accelerating the vesting had and will continue to have no impact with respect to their retention.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Stock-Based Compensation (Continued)

2006 included: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for new grants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company’s common stock. The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin No. 107. The dividend yield for 2006 and prior years was assumed to be zero since the Company had not historically declared and did not have a current plan to declare dividends on an ongoing basis until the Board of Directors authorized and approved the initiation of quarterly dividends in February, 2007 (see Note 19). The expected forfeiture rate is determined based on historical data. Compensation expense for new stock options and nonvested stock awards is recognized on a straight-line basis over the vesting period. In accordance with the modified prospective transition method, results for prior periods have not been restated. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. The adjustment to apply estimated forfeitures to previously recognized stock-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle. On January 1, 2006, the Company also reclassified the balance in unearned compensation to paid-in capital in the consolidated balance sheet in accordance with the provisions of SFAS 123R.

The following table illustrates the pro-forma effect on net earnings and earnings per share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Year ended December 31,
	2005	2004
Net earnings, as reported	$58,813	$29,566
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	708	564
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,290)	(1,960)
Pro forma net earnings	$55,231	$28,170
Earnings per share:
Basic—as reported	$0.66	$0.34
Basic—pro forma	$0.62	$0.32
Diluted—as reported	$0.65	$0.33
Diluted—pro forma	$0.61	$0.32

The fair value of stock options used to compute the pro-forma net earnings and earnings per common share disclosures above for the years ended December 31, 2005 and 2004 is the estimated value at the grant

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Stock-Based Compensation (Continued)

date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the valuation of the grants in 2005 and 2004, respectively: risk-free interest rates of 4.05% and 3.43%; expected volatilities of 57% and 69%; no expected dividend yield; and a weighted-average expected life of 5 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of the historical volatility for the expected term. The dividend yield and expected life are based on historical data. Using the Black-Scholes option-pricing model, the weighted-average fair value of each option granted during 2005 and 2004 was $4.84 and $4.77, respectively.

Stock options

The following table summarizes the stock option activity under all of the Company’s stock plans during the year ended December 31, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ 000’s)
Options outstanding at December 31, 2005	4,234,536	$6.67
Granted	772,230	20.39
Exercised	(1,764,872)	(6.22)
Forfeited	(302,350)	(8.71)
Expired	(7,600)	(8.61)
Options outstanding at December 31, 2006	2,931,944	$10.34	7.83	$62,719
Exercisable at December 31, 2006	1,006,816	$6.14	6.86	$25,748
Options exercisable and expected to vest at December 31, 2006	2,705,702	$8.78	7.83	$58,374

The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 2006: a risk-free interest rate of 4.60%, no expected dividend yield, an expected volatility of 56.4%, an expected forfeiture rate of 17.97%; and an expected life of 6.25 years.

The weighted-average grant-date fair value of options granted was $11.92 during the year ended December 31, 2006.  The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $31.0 million, $12.3 million and $4.0 million, respectively. The intrinsic value of stock options is defined as the difference between the Company’s stock price on the exercise date and the grant-date exercise price. The total cash received from option exercises was $11.0 million,  $6.3 million and $2.4 million during the years ended December 31, 2006, 2005 and 2004, respectively. The excess tax benefit realized for the tax deductions from these option exercises for 2006 was $9.1 million and is included in cash flows from financing activities for the year ended December 31, 2006. The compensation expense recognized was $4.2 million before the recognized income tax benefit of $1.6 million during the year ended December 31, 2006. As of December 31, 2006, there was approximately $9.9 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 1.3 years.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Stock-Based Compensation (Continued)

Nonvested stock awards/units

The following table summarizes the nonvested stock awards/units activity under all of the Company’s stock plans during the year ended December 31, 2006:

	Number of Shares/Units	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	353,950	$8.14
Granted	438,086	20.96
Vested	(139,300)	(6.99)
Forfeited or expired	(72,450)	(10.06)
Nonvested at December 31, 2006	580,286	$17.86

The weighted-average grant-date fair value of nonvested stock awards/units granted during the year ended December 31, 2006 was $20.96. The total fair value at grant date of previously nonvested stock awards/units that were vested during 2006, 2005 and 2004 was $1.0 million, $0.8 million and $0.7 million, respectively. During 2006, 2005 and 2004, the total intrinsic value of nonvested stock awards/units that vested was $2.9 million,  $1.5 million and $1.6 million, respectively. The excess tax benefit realized for the tax deductions from these vested shares for 2006 was $0.7 million and has been included in cash flows from financing activities for the year ended December 31, 2006. The total intrinsic value of nonvested stock awards/units outstanding and unvested at December 31, 2006 was $18.4 million. The compensation expense included in SG&A recognized during 2006 was $2.2 million, before the recognized income tax benefit of $0.8 million. As of December 31, 2006, there was approximately $6.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock awards/units. This cost is expected to be recognized over a weighted-average period of 1.4 years.

ESPP

In January 2002, the Company established an ESPP, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP is a straight purchase plan and is not subject to any holding period, however all Company employees are subject to the terms of the Company’s securities trading policy which generally prohibits the purchase or sale of any Company securities during the two weeks before the end of each fiscal quarter through two days after the public announcement by the Company of its earnings for that period. On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 4,000,000 shares of common stock for the ESPP.

During the years ended December 31, 2006, 2005 and 2004, 54,846, 73,288 and 70,794 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $16.55, $7.17 and $6.39 per share, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Stock-Based Compensation (Continued)

The fair value of stock compensation expense associated with our ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model and the following weighted-average assumptions for grants during 2006, 2005 and 2004.

	Year ended December 31,
Valuation Assumptions	2006	2005	2004
Risk-free interest rate	4.77%	3.14%	1.37%
Expected stock price volatility	43.0%	51.0%	45.0%
Expected life of ESPP options (in months)	3	3	3

The weighted-average grant-date fair value of ESPP options granted during 2006, 2005 and 2004 was $7.15, $4.86 and $2.42, respectively.

(17) Share Repurchase Program

In May 2001, the Company’s Board of Directors authorized the Company to repurchase shares of its own stock in an amount of up to $15 million from time to time in open market transactions. In 2002, the Company purchased 1,212,000 shares at an aggregate cost of $3.2 million, or an average of $2.61 per share. No share repurchases were made during 2006, 2005 and 2004. Since the inception of the share repurchase program in May 2001, the Company has purchased 2,274,000 shares at an aggregated cost of $7.1 million, or an average of $3.13 per share.

(18) Acquisition of Focus Europe S.r.l. (“Focus”)

Effective December 31, 2006, Guess?, Inc. (the “Company”), through its wholly-owned subsidiary, Guess? Europe, B.V. (“Purchaser”), completed the acquisition of 75% of the equity interest of Focus Europe S.r.l (“Focus”) from Focus Pull S.p.A. (“Seller”). The Focus agreement also provides for the acquisition of 75% of the equity interest of Focus Spain S.A. (“Focus Spain”), subject to certain closing conditions.

Since 1997, the Company has licensed to Focus the right to manufacture, distribute and retail  “GUESS by MARCIANO” contemporary apparel for women and men in Europe, the Middle East and Asia. The acquisition of the licensee is expected to further accelerate the Company’s expansion in Europe.

The Focus purchase price is expected to be €18.4 million ($24.2 million) subject to certain purchase price adjustments primarily pertaining to inventory valuations and other closing conditions, which are expected to be completed by June 2007. The assets included in the Focus entity acquired at closing comprise inventories not older than one year, certain long term assets used to operate the business including leasehold interests related to four GUESS by MARCIANO stores and approximately  €1.1 million ($1.5 million) in cash which will be retained by Focus to pay for certain obligations. These obligations, that include certain royalties payable to the Company under the pre-existing license agreement and certain amounts due under a loan agreement, are explicitly limited to the €1.1 million ($1.5 million) cash acquired. The Purchaser has not assumed any trade receivables or other payables and debt as part of the acquisition.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Acquisition of Focus Europe S.r.l. (“Focus”) (Continued)

At closing, the Purchaser paid approximately €10.0 million ($13.2 million) in cash and the Company issued €2.0 million ($2.6 million) in Guess?, Inc. common stock based on the stock price at the closing date. The remaining purchase price, presently estimated to be €6.4 million ($8.4 million), related to inventory acquired that will be paid after the seller pays its suppliers, may increase or decrease, based on the finalization of the outstanding purchase price adjustments and other closing conditions. Such amount is expected to be paid upon completion of the purchase price adjustments described above.

The agreement also provides that at specific times during 2008, 2009 and 2010, Seller may require the Purchaser to acquire the remaining 25% of equity interests in Focus for cash based upon a multiple of Focus’ consolidated net income for the immediately preceding fiscal year. The agreement further provides that, at a specific time in 2011, the Purchaser will have the option to purchase the remaining 25% of equity interest in Focus for cash based upon a multiple of Focus’ consolidated net income for the immediately preceding fiscal year.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Focus. These amounts are considered preliminary as the Company is still in the process of finalizing the valuations, and hence, these amounts are subject to change (in thousands):

Dec. 31, 2006
Current assets	$18,217
Property and equipment, net	1,609
Goodwill	7,561
Intangible assets	8,957
Total assets acquired	36,344
Current liabilities	(1,680)
Deferred Tax Liabilities	(7,736)
Minority interest	(4,148)
Net assets acquired, excluding cash of $1.5 million	$22,780

The $9.0 million of acquired intangible assets primarily comprise the value of the acquisition of the pre-existing license arrangement and lease acquisition costs, both of which are subject to amortization. The acquired intangible assets have a weighted-average useful life of approximately 4.0 years. The annual amortization expense over the next four years for these acquired intangible assets is estimated to be approximately $2.2 million each year for 2007 through 2010 and will be recorded as an expense in the European operations segment. Goodwill associated with this acquisition will be recorded in the European operations segment and is non-deductible for tax purposes.

(19) Subsequent Events

On January 18, 2007, the Board of Directors of the Company approved a change in the Company’s fiscal year end from December 31 to the Saturday nearest January 31 of each year. The change, which will align the Company’s reporting cycle with the National Retail Federation fiscal calendar and is expected to provide for more consistent quarter-to-quarter comparisons, will be effective with the Company’s 2008 fiscal year. The Company’s 2008 fiscal year began on February 4, 2007 and will end February 2, 2008, resulting in a one-month transition period that began January 1, 2007 and ended February 3, 2007.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Subsequent Events (Continued)

On February 12, 2007, the Board of Directors of the Company declared a quarterly cash dividend of $0.12 per share (pre-split basis) on the Company’s common stock and approved a two-for-one stock split of the Company’s common stock, each to be paid on or about March 12, 2007 to shareholders of record as of the close of business on February 26, 2007. Because the record date for the initial cash dividend preceded the March 12, 2007 stock split distribution date, the cash dividend will be paid on only pre-split shares. Assuming the Board of Directors maintains the current level of cash dividends, future quarterly dividends per share will be half the current level but will apply to shares on a post-split basis. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings and liquidity.

SCHEDULE II
GUESS?, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2006, 2005, and 2004
(in thousands)

	Balance at beginning of period	Costs charged / credited to expenses	Deductions and write-offs	Balance at end of period
Description
As of December 31, 2006
Allowance for accounts receivable	$9,123	$25,636	$(23,278)	$11,481
Allowance for royalties receivable	650	(366)	—	284
Allowance for sales returns	2,737	16,080	(12,352)	6,465
As of December 31, 2005
Allowance for accounts receivable	$8,206	$25,883	$(24,966)	$9,123
Allowance for royalties receivable	709	(59)	—	650
Allowance for sales returns	472	6,208	(3,943)	2,737
As of December 31, 2004
Allowance for accounts receivable	$7,673	$25,970	$(25,437)	$8,206
Allowance for royalties receivable	1,705	(996)	—	709
Allowance for sales returns	419	2,616	(2,563)	472

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:
/s/ PAUL MARCIANO
Paul Marciano
Chief Executive Officer and
Vice Chairman of the Board

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL MARCIANO	Chief Executive Officer,	February 28, 2007
Paul Marciano	Vice Chairman of the Board and Director
(Principal Executive Officer)
/s/ MAURICE MARCIANO	Chairman of the Board and Director	February 28, 2007
Maurice Marciano
/s/ CARLOS ALBERINI	President, Chief Operating Officer and	February 28, 2007
Carlos Alberini	Director
/s/ DENNIS R. SECOR	Senior Vice President and	February 28, 2007
Dennis R. Secor	Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)
/s/ ANTHONY CHIDONI	Director	February 28, 2007
Anthony Chidoni
/s/ KAY ISAACSON-LEIBOWITZ	Director	February 28, 2007
Kay Isaacson-Leibowitz
/s/ ALICE KANE	Director	February 28, 2007
Alice Kane
/s/ KAREN NEUBURGER	Director	February 28, 2007
Karen Neuburger
/s/ ALEX YEMENIDJIAN	Director	February 28, 2007
Alex Yemenidjian

Exhibit Index

Exhibit Number	Description
3.1.

Restated Certificate of Incorporation of the Registrant (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).

3.2.	Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001).
4.1.	Specimen stock certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.1.	1996 Equity Incentive Plan (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.2.	2004 Equity Incentive Plan (incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed April 14, 2004).
*10.3.	First Amendment to the Guess?, Inc. 2004 Equity Incentive Plan (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006).
*10.4.	2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed April 14, 2006).
*10.5.	Amendment to the Guess?, Inc. 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 11, 2006).
†*10.6.	Annual Incentive Bonus Plan (as amended and restated January 18, 2007).
*10.7.	2002 Employee Stock Purchase Plan (incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Registration No. 333-81274) filed on January 23, 2002).
†*10.8.	Executive Employment Agreement dated January 1, 2007 between the Registrant and Maurice Marciano.
†*10.9.	Executive Employment Agreement dated January 1, 2007 between the Registrant and Paul Marciano.
*10.10.	Employment Agreement between the Registrant and Carlos Alberini (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
*10.11.	First Amendment to Employment Agreement between the Registrant and Carlos Alberini (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003)
*10.12.	Employment Agreement dated August 16, 2002 between the Registrant and Nancy Shachtman (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
*10.13.	Employment Agreement between the Registrant and Stephen Pearson, effective as of January 31, 2006 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed February 13, 2006).
*10.14.

Employment Letter Agreement dated February 20, 2004 between the Registrant and Michael Relich (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).

*10.15.

Employment Letter Agreement dated June 8, 2006 between the Registrant and Dennis Secor (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).

*10.16.	Written Description of Performance-Based Bonus Criteria for Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).

*10.17.

Written Description of Performance-Based Bonus Criteria for Named Executive Officers with Respect to the Registrant’s Fiscal Year Ending December 31, 2006 (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

†*10.18.	Restricted Stock Agreement dated as of January 1, 2007 between the Registrant and Paul Marciano.
*10.19.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.20.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.21.

Indemnification Agreements between the Registrant and certain executives and directors (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

*10.22.	Nonqualified Deferred Compensation Plan (incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Registration No. 333-129349) filed on November 1, 2005).
*10.23.	Supplemental Executive Retirement Plan (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
*10.24.	Separation Agreement between the Registrant and Frederick G. Silny, dated as of February 9, 2006 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed February 13, 2006).
10.25.	Lease Agreement between the Registrant and Robert Pattillo Properties, Inc. (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.26.	Lease Agreement between the Registrant and MAP Properties, Ltd. (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.27.

Licensing Contribution Agreement dated as of April 28, 2003, by and between Guess? Licensing, Inc. and Guess? IP Holder L.P. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

10.28.

Guess? License Agreement dated as of April 28, 2003, by and between Guess? IP Holder L.P. and the Registrant (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

10.29.

Purchase Agreement among the Registrant, Guess Italia S.r.l, Fingen S.p.A. and Fingen Apparel N.V. dated December 31, 2004 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed January 5, 2005).

10.30.

Credit Agreement by and among the Registrant and Guess? Canada Corporation, as Borrowers, lenders from time to time party thereto, Bank of America, N.A., as Domestic Administrative Agent and Domestic L/C Issuer, and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent and Canadian L/C Issuer, dated as of September 19, 2006 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed September 25, 2006).

14.1.	Code of Conduct of the Registrant (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).
†21.1.	List of Subsidiaries.
†23.1.	Consent of Independent Registered Public Accounting Firm.
†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
†31.2.	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.3.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.3.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Management Contract or Compensatory Plan

†                    Filed herewith