Form 10-Q
period 2007-05-05
GUESS INC
filed 2007-06-13
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended May 5, 2007

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

As of June 7, 2007, the registrant had 93,543,882 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	May 5, 2007	Feb. 3, 2007	Dec. 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$189,396	$207,617	$220,344
Receivables, net	206,383	142,659	133,406
Inventories	164,500	173,668	165,232
Prepaid expenses and other current assets	19,411	19,561	21,741
Deferred tax assets	19,962	19,962	18,169
Total current assets	599,652	563,467	558,892
Property and equipment, net	176,722	162,555	164,262
Goodwill	24,831	24,651	28,004
Other intangible assets, net	21,167	17,664	18,532
Long-term deferred tax assets	48,264	48,264	43,084
Other assets	32,150	26,721	24,151
	$902,786	$843,322	$836,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of short-term borrowings and capital lease obligations	$37,547	$20,804	$34,357
Accounts payable	125,171	130,525	117,339
Accrued expenses	128,000	128,200	132,200
Total current liabilities	290,718	279,529	283,896
Capital lease obligations	17,796	17,336	18,018
Long-term deferred rent and lease incentives	32,596	30,956	31,236
Long-term deferred royalties	32,371	34,437	35,008
Other long-term liabilities	38,361	37,733	32,955
	411,842	399,991	401,113

Minority interests	4,548	4,607	4,752

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 134,273,069, 133,883,942 and 133,896,240 shares, outstanding 93,538,306, 93,105,488 and 92,088,880 shares at May 5, 2007, February 3, 2007 and December 31, 2006, respectively	935	931	921
Paid-in capital	227,220	218,613	220,812
Retained earnings	412,639	382,709	374,729
Accumulated other comprehensive (loss) income	(2,480)	(11,448)	(9,483)
Treasury stock, 40,734,763, 40,778,454 and 41,807,360 shares repurchased at May 5, 2007, February 3, 2007 and December 31, 2006, respectively	(151,918)	(152,081)	(155,919)
Total stockholders’ equity	486,396	438,724	431,060
	$902,786	$843,322	$836,925

See accompanying notes to condensed consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Quarters Ended		One Month Ended
	May 5, 2007	Apr. 29, 2006	Feb. 3, 2007
Net revenue:
Product sales	$357,643	$251,337	$129,220
Net royalties	20,306	14,346	6,732
	377,949	265,683	135,952
Cost of product sales	210,367	155,073	80,216
Gross profit	167,582	110,610	55,736

Selling, general and administrative expenses	109,648	76,333	43,258
Earnings from operations	57,934	34,277	12,478

Other (income) expense:
Interest expense	924	1,465	636
Interest income	(1,712)	(1,227)	(663)
Other, net	891	(297)	(215)
	103	(59)	(242)

Earnings before income tax expense and minority interests	57,831	34,336	12,720

Income tax expense	22,363	13,665	4,885
Minority interests	(59)	—	(145)

Net earnings	$35,527	$20,671	$7,980

Earnings per share:
Basic	$0.39	$0.23	$0.09
Diluted	$0.38	$0.23	$0.09

Dividends declared per share	$0.06	—	—

Weighted average shares outstanding:
Basic	91,886	90,146	91,668
Diluted	93,240	91,622	93,120

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Quarters Ended		One Month Ended
	May 5, 2007	Apr. 29, 2006	Feb. 3, 2007
Cash flows from operating activities:
Net earnings	$35,527	$20,671	$7,980
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	11,373	7,735	4,272
Amortization of intangible assets	1,329	637	320
Share-based compensation expense	3,975	1,321	1,585
Deferred income taxes	—	—	(3,636)
Net loss on disposition of long-term assets and property and equipment	405	—	14
Other items, net	4,751	1,926	(680)
Minority interests	(59)	—	(145)
Changes in operating assets and liabilities:
Receivables	(63,724)	(45,938)	(9,253)
Inventories	9,168	18,441	(8,436)
Prepaid expenses and other assets	(6,070)	(2,186)	3,012
Accounts payable and accrued expenses	(8,549)	(18,503)	13,494
Long-term deferred rent and lease incentives	1,640	200	(280)
Long-term deferred royalties	(2,066)	(758)	(571)
Other long-term liabilities	943	(1,272)	(562)
Net cash (used in) provided by operating activities	(11,357)	(17,726)	7,114
Cash flows from investing activities:
Purchases of property and equipment	(21,454)	(10,941)	(2,750)
Purchases of long-term investments	(3,413)	(2,098)	(2,303)
Net cash used in investing activities	(24,867)	(13,039)	(5,053)
Cash flows from financing activities:
Proceeds from notes payable and long-term debt	42,138	28,701	7,142
Repayments of notes payable and long-term debt	(24,935)	(17,071)	(21,377)
Dividends paid	(5,593)	—	—
Issuance of common stock under employee stock plans	1,467	4,861	(364)
Excess tax benefits from share-based compensation	3,363	2,068	428
Net cash provided by (used in) financing activities	16,440	18,559	(14,171)
Effect of exchange rates on cash and cash equivalents	1,563	545	(617)
Net decrease in cash and cash equivalents	(18,221)	(11,661)	(12,727)
Cash and cash equivalents at beginning of period	207,617	167,194	220,344
Cash and cash equivalents at end of period	$189,396	$155,533	$207,617

Supplemental disclosures about non-cash investing and financing activities:
Capital lease obligation incurred	—	$3,661	—

Supplemental cash flow data:
Interest paid	$382	$1,021	$623
Income taxes paid	18,007	3,441	294

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 5, 2007

(unaudited)

(1)           Basis of Presentation

On January 18, 2007, the Board of Directors of the Company approved a change in the Company’s fiscal year end from December 31 to the Saturday nearest January 31 of each year. The change, which aligned the Company’s reporting cycle with the National Retail Federation (“NRF”) fiscal calendar and is expected to provide for more consistent quarter-to-quarter comparisons, is effective for the Company’s 2008 fiscal year. The Company’s 2008 fiscal year began on February 4, 2007 and will end February 2, 2008, resulting in a one-month transition period that began January 1, 2007 and ended February 3, 2007.  This Form 10-Q includes the unaudited results for the quarters ended May 5, 2007 and April 29, 2006, and the unaudited results for the one month ended February 3, 2007.  The Company has also included selected unaudited results for the one month ended January 28, 2006 for comparative purposes in Note 13.  The audited results for the one month ended February 3, 2007 will be included separately in the Company’s Annual Report on Form 10-K for the fiscal year ending February 2, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of May 5, 2007 and February 3, 2007, and the condensed consolidated statements of operations and cash flows for the quarters ended May 5, 2007 and April 29, 2006, and one month ended February 3, 2007. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the quarter ended May 5, 2007 are not necessarily indicative of the results of operations for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The quarter ended May 5, 2007 had the same number of days as the quarter ended April 29, 2006.  The one-month transition period ended February 3, 2007 included 34 days compared to 28 days for the one month ended January 28, 2006.

(2)           Summary of Significant Accounting Policies

Classification of Certain Costs and Expenses

The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in cost of product sales. Distribution costs related to the wholesale segment and European wholesale businesses are included in selling, general and administrative (“SG&A”) expenses and amounted to $4.6 million and $4.3 million for the fiscal quarters ended May 5, 2007 and April 29, 2006, respectively.  For the one month ended February 3, 2007, the related distribution costs amounted to $1.8 million.  The Company includes store selling, selling and merchandising, advertising, wholesale distribution costs, design and other corporate overhead costs as components of SG&A expenses.

Stock Split

On February 12, 2007, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock to be effected in the form of a 100% stock dividend. Each shareholder of record at the close of business on February 26, 2007 was issued one additional share of common stock for every share of common stock owned as of that time. The additional shares were distributed on March 12, 2007. All share and per share amounts in these Consolidated Financial Statements have been adjusted to reflect the stock split.

Earnings Per Share

Basic earnings per share represent net earnings divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represent net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period using the treasury stock method.  For the quarters ended May 5, 2007 and April 29, 2006, and for the one month ended February 3, 2007, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock and other nonvested equity awards and was not significant.  For the quarters ended May 5, 2007 and April 29, 2006, and for the one month ended February 3, 2007, options for 327,464, 432,462 and 132,287, respectively, of the Company’s shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. The Company also excluded one million unvested stock awards from the computation of diluted weighted average common shares and common share equivalents outstanding granted to Mr. Paul Marciano on January 1, 2007, because they are subject to certain performance-based vesting conditions measured annually over a five-year period which had not been achieved by the end of the first quarter ended May 5, 2007. Assuming the annual performance criteria had been achieved as of the first quarter ended May 5, 2007, the incremental dilutive impact would have been approximately 59,799 shares.

Statement of Stockholders’ Equity and Comprehensive Income

The consolidated statement of stockholders’ equity and comprehensive income for the year ended December 31, 2006 included an incorrect presentation of the adoption of FASB Statement No. 158 (“FAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R).”  That presentation included a $15.4 million charge for the impact of the adoption as a component of current-period comprehensive income, rather than displaying the adoption impact as a separate component of accumulated other comprehensive income.

The Company will correct the consolidated statement of stockholders’ equity and comprehensive income for the year ended December 31, 2006 in the Form 10-K for the year ending February 2, 2008.  The immaterial revision will have no impact on net income, total accumulated other comprehensive income, total assets or cash flows for the year ended December 31, 2006.

Comprehensive Income

Comprehensive income consists of net earnings, Supplemental Executive Retirement Plan (“SERP”) related prior service cost and valuation loss amortization, unrealized gain on investments available for sale, the effective portion of the change in the fair value of cash flow hedges and foreign currency translation adjustments.  A reconciliation of comprehensive income for the quarters ended May 5, 2007 and April 29, 2006 and the one month ended February 3, 2007 is as follows (in thousands):

	Quarters Ended		One Month Ended
	May 5, 2007	Apr. 29, 2006	Feb. 3, 2007
Net earnings	$35,527	$20,671	$7,980
Foreign currency translation adjustment	9,131	3,981	(2,127)
Unrealized loss on hedges, net of tax effect	(560)	—	—
Unrealized gain on investments, net of tax effect	39	56	28
SERP prior service cost and actuarial valuation loss amortization, net of tax effect	358	—	134
Comprehensive income	$44,495	$24,708	$6,015

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109 (“SFAS 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 in the one month ended February 3, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 provides entities an opportunity to mitigate volatility in reported earnings that is caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position and results of operations.

(3)           Accounts Receivable

Accounts receivable consists of trade receivables, net of reserves of $16.0 million, $16.6 million and $14.8 million, at May 5, 2007, February 3, 2007, and December 31, 2006, respectively, and royalty receivables, less allowance for doubtful accounts of $0.2 million, $0.3 million, and $0.3 million, at May 5, 2007, February 3, 2007, and December 31, 2006, respectively.

(4)           Inventories

Inventories consist of the following (in thousands):

	May 5, 2007	Feb. 3, 2007	Dec. 31, 2006
Raw materials	$6,534	$3,151	$3,837
Work in progress	1,893	3,166	2,830
Finished goods — Europe	44,613	63,114	67,582
Finished goods — Retail	86,098	78,097	71,102
Finished goods — Wholesale	25,362	26,140	19,881
	$164,500	$173,668	$165,232

As of May 5, 2007, February 3, 2007, and December 31, 2006, reserves to write-down inventories to the lower of cost or market totaled $13.5 million, $14.1 million and $14.8 million, respectively.

(5)           Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

The Company adopted FIN 48 in the one month ended February 3, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations.  At the beginning of the one month ended February 3, 2007, the Company had approximately $5.5 million of total gross unrecognized tax benefits.  Of this total, $3.0 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

The Company and its subsidiaries are subject to U.S. federal and foreign income tax as well as income tax of multiple state and foreign local jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2002.  Substantially all material state, local and foreign income tax matters have been concluded for years through 2000.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  The Company had $1.7 million accrued for interest and no accrued penalties at May 5, 2007.

(6)           Segment Information

The business segments of the Company are retail, wholesale, European and licensing.  Management evaluates segment performance based primarily on revenues and earnings from operations.  Corporate overhead, interest income and interest expense, and other income and expense are evaluated on a consolidated basis and are not allocated to the Company’s business segments.

Net revenue and earnings from operations are summarized as follows for the quarters ended May 5, 2007 and April 29, 2006 and the one month ended February 3, 2007 (in thousands):

	Quarters Ended		One Month Ended
	May 5, 2007	Apr. 29, 2006	Feb. 3, 2007
Net revenue:
Retail operations	$179,529	$150,861	$58,681
Wholesale operations	59,195	33,360	14,684
European operations	118,919	67,116	55,855
Licensing operations	20,306	14,346	6,732
	$377,949	$265,683	$135,952

Earnings from operations:
Retail operations	$19,892	$13,689	$174
Wholesale operations	10,701	3,072	1,518
European operations	27,717	16,944	12,346
Licensing operations	17,357	11,888	6,293
Corporate overhead	(17,733)	(11,316)	(7,853)
	$57,934	$34,277	$12,478

Due to the seasonal nature of these business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(7)           Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	May 5, 2007	Feb. 3, 2007	Dec. 31, 2006
$85 million revolving Prior Credit Facility	$—	$—	$78
Short-term borrowings with European banks	35,688	18,831	32,792
European capital lease, maturing quarterly through 2016	19,655	19,309	19,505
	55,343	38,140	52,375
Less short-term borrowings and current installments of capital lease obligations	37,547	20,804	34,357
Capital lease obligations, excluding current installments	$17,796	$17,336	$18,018

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

Direct borrowings under the Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (which was 0.75% at May 5, 2007) based on the Company’s leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) for domestic loans, 0.50% in excess of the federal funds rate, and for Canadian loans, 0.50% in excess of the average rate for 30 day Canada dollar bankers’ acceptances, or (ii) the rate of interest as announced by Bank of America as its “prime rate,” in each case as in effect from time to time, plus an applicable margin (which was 0.0% at May 5, 2007) based on the Company’s leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At May 5, 2007 the Company had $12.8 million in outstanding standby letters of credit, $13.4 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

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

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy. Under these agreements, the Company can borrow up to $104.2 million with annual interest rates ranging from 4.1% to 5.1%.  At May 5, 2007, the Company had $35.4 million of outstanding borrowings and $23.4 million in outstanding documentary letters of credit under these agreements. These agreements are denominated in Euros, have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by a $5.4 million standby letter of credit issued under the Credit Facility. None of the agreements have stated maturities.  In addition, as part of the acquisition of Focus Europe S.r.l., as described in Note 12, effective December 31, 2006, the Company acquired $0.3 million of bank debt with an interest rate of Euribor six-month rate plus 1.0%.  The Company has classified this debt as current as it intends to pay this debt down in the short-term.

The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs which were completed in 2006. Key functions related to the Company’s Italian operation are represented in this building, including design and merchandising.  This transaction resulted in a capital lease obligation of $19.7 million, including build-outs completed in 2006. The Company entered into separate interest rate swap agreements designated as non-hedging instruments resulting in a fixed rate of 3.55%. These interest rate swap agreements mature through 2016 and convert the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of May 5, 2007 was approximately $0.8 million.

(8)           Stock-Based Compensation

The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans during the quarters ended May 5, 2007 and April 29, 2006 and the one month ended February 3, 2007 (in thousands):

	Quarters Ended		One Month Ended
	May 5, 2007	Apr. 29, 2006	Feb. 3, 2007
Stock options	$1,314	$945	$366
Unvested stock awards/units	2,580	343	703
Employee Stock Purchase Plan	81	87	27
Total stock-based compensation expense	$3,975	$1,375	$1,096

Unrecognized compensation cost related to unvested stock options and unvested stock awards/units totaled approximately $12.3 million and $42.9 million, respectively, as of May 5, 2007.

The weighted average fair values of options at their grant date during the quarters ended May 5, 2007 and April 29, 2006 and one month ended February 3, 2007 were $19.85, $11.05 and $17.57, respectively.

On January 1, 2007, the Company granted Mr. Paul Marciano one million unvested stock awards which are subject to certain performance-based vesting conditions over a five year period.  On March 19, 2007, the Company made an annual grant of 206,500 stock options and 243,830 unvested stock awards/units to its employees.

(9)           Related Party Transactions

The Company is engaged in various transactions with entities affiliated with trusts for the respective benefit of Maurice and Paul Marciano, who are executives of the Company, Armand Marciano, their brother and former executive of the Company, and certain of their children (“the Marciano Trusts”).

The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect at May 5, 2007, with expiration dates in February 2008, July 2008 and December 2014.

Aggregate rent expense under the related party leases in effect was $0.9 million for both of the quarters ended May 5, 2007 and April 29, 2006.  Aggregate rent expense for the one month ended February 3, 2007 was approximately $0.3 million.  The Company believes the related party leases have not been significantly affected by the fact that the Company and the lessors are related.

The Company entered into an agreement with MPM Financial, LLC, a California limited liability company (“MPM Financial”) owned by an affiliated trust of Maurice Marciano and Paul Marciano, to periodically charter an aircraft owned by MPM Financial and managed pursuant to an Aircraft Charter and Management Services Agreement dated December 31, 2004 by and between MPM Financial and The Air Group, Inc. (“The Air Group”), an independent third party. Under the charter arrangement, the Company was entitled to receive a ten percent discount from the standard hourly charter rates The Air Group charges for the aircraft to unrelated third parties. Although the Company and MPM Financial have terminated the agreement, the Company has and may from time to time continue to charter the aircraft on substantially similar terms to those in the prior agreement. The total fees paid under this arrangement during both of the quarters ended May 5, 2007 and April 29, 2006 were negligible.

On January 1, 2003, the Company entered into a license agreement with BARN S.r.l. (“BARN”), an Italian corporation, under which the Company granted BARN the right to manufacture and distribute children’s clothing in certain territories of Europe for a term of three years. The license agreement was amended as of June 19, 2006 to, among other things, extend the term until December 31, 2009.  The license agreement has terms substantially similar to the Company’s other license agreements. Two key employees of the Company’s wholly-owned subsidiary, GUESS? Italia, S.r.l., own BARN. During the quarters ended May 5, 2007 and April 29, 2006, the Company recorded $0.5 million and $0.4 million in revenues, respectively, related to this license. At May 5, 2007, the Company had $0.6 million royalty receivables due from BARN.  The receivables outstanding at both February 3, 2007 and December 31, 2006 were negligible.

These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Form 10-K for the year ended December 31, 2006.

(10)         Commitments and Contingencies

Leases

The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through June 2018. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through 2011.

Incentive Bonuses

Certain officers and key employees of the Company are entitled to incentive bonuses, primarily based on net earnings of the Company or earnings of the particular operations impacted by these key employees. In addition, on September 27, 2005 the Compensation Committee of the Board of Directors of the Company approved performance criteria for the payment of special bonuses to Paul Marciano, Chief Executive Officer and Vice Chairman of the Board of the Company, under the Company’s 2004 Equity Incentive Plan if the performance targets with respect to future earnings from operations for the Company’s licensing segment are met. The Company recorded bonus related expense of $0.4 million, including payroll taxes, in the first quarter of fiscal 2008 related to these special licensing bonuses. If the pre-established licensing performance targets are achieved in calendar 2007 and 2008 and the Company receives a fixed cash rights payment of $35.0 million due in 2012 from one of its licensees, the Company will record an expense of $5.0 million in special bonus, plus applicable payroll taxes, which will be payable to Paul Marciano through January 2012.

Litigation

On February 1, 2005, a complaint was filed by Michele Evets against the Company in the Superior Court of the State of California for the County of San Francisco. The complaint purported to be a class action filed on behalf of current and former GUESS? store managers in California. Plaintiffs seek overtime wages and a preliminary and permanent injunction. The Company answered the complaint on April 28, 2005. The parties participated in a voluntary mediation in August 2006 and in February 2007 executed a settlement agreement, which shall become effective upon final court approval.  A hearing date for final court approval has been set for November 2007.  As a result, in the third quarter of 2006, the Company accrued $1.0 million related to net charges in connection with the proposed settlement arrangement.

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian subsidiary, Maco Apparel S.p.A. (“Maco”), in Florence, Italy, acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe.  As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004 and 2005 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The Company has concluded that the amount of any possible loss would not be material to the Company’s consolidated financial statements and that the likelihood of incurring a loss is less than probable. Accordingly, no liability related to this matter has been accrued.

The Company is also involved in various other employment-related claims and other matters incidental to the Company’s business, the resolution of which are not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. With the exception of the class action accrual discussed above, no material amounts were accrued as of May 5, 2007 related to any of the Company’s other legal proceedings.

Corporate Aircraft

In May 2006, the Company entered into an agreement to acquire a new corporate aircraft with a scheduled delivery date in December 2007 and has made down payments of approximately $8.1 million, with additional progress payments totaling $10.9 million to be made through the expected delivery date. The acquisition will replace a current aircraft fractional ownership arrangement. The Company is currently considering entering into a sale and leaseback arrangement on completion of construction of the aircraft.

(11)         Supplemental Executive Retirement Plan

The components of net periodic pension cost for the quarters ended May 5, 2007 and April 29, 2006 and the one month ended February 3, 2007 were as follows (in thousands):

	Quarters Ended		One Month Ended
	May 5, 2007	Apr. 29, 2006	Feb. 3, 2007
Service cost	$53	$35	$20
Interest cost	431	295	161
Net amortization of unrecognized prior service cost	436	436	162
Net amortization of actuarial losses	145	—	54
Net periodic defined benefit pension cost	$1,065	$766	$397

As a non-qualified pension plan, no funding of the SERP is required.  However, the Company expects to make annual payments into an insurance policy held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The Company has made two payments into the policy as of May 5, 2007. The cash surrender value of the insurance policy was $8.0 million as of May 5, 2007 and is included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust.

(12)                          Focus Acquisition

Effective December 31, 2006, Guess?, Inc., through its wholly-owned subsidiary, GUESS? Europe, B.V. (“Purchaser”), completed the acquisition of 75% of the equity interest of Focus Europe S.r.l (“Focus”) from Focus Pull S.p.A. (“Seller”). The Focus agreement also provides for the acquisition of 75% of the equity interest of Focus Spain S.A. (“Focus Spain”), subject to certain closing conditions.

Since 1997, the Company has licensed to Focus the right to manufacture, distribute and retail “GUESS by MARCIANO” contemporary apparel for women and men in Europe, the Middle East and Asia. The acquisition of the licensee is expected to further accelerate the Company’s expansion in Europe.

The Focus purchase price was finalized in May 2007 in the amount of €18.4 million ($24.3 million) after resolving certain purchase price contingencies with the Seller.  The assets included in the Focus entity acquired at closing comprise inventories not older than one year, certain long term assets used to operate the business including leasehold interests related to four GUESS by MARCIANO stores and approximately €1.1 million ($1.5 million) in cash to pay for certain acquired obligations. These obligations, that include certain royalties payable to the Company under the pre-existing license agreement and certain amounts due under a loan agreement, are explicitly limited to the €1.1 million ($1.5 million) cash acquired. The Purchaser did not assume any trade receivables, other payables or other debt as part of the acquisition.

At closing, the Purchaser paid approximately €10.0 million ($13.2 million) in cash and the Company issued €2.0 million ($2.6 million) in Guess?, Inc. common stock based on the stock price at the closing date.  After resolving the Focus purchase price contingencies, the remaining balance of €6.4 million ($8.5 million) has been paid to the Seller as of May 23, 2007.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Focus. These amounts are considered preliminary as the Company is still in the process of finalizing the valuations, and hence, these amounts are subject to change (in thousands):

Dec. 31, 2006
Current assets	$18,217
Property and equipment, net	1,609
Goodwill	4,590
Intangible assets	8,739
Total assets acquired	33,155
Current liabilities	(1,680)
Deferred Tax Liabilities	(4,547)
Minority interest	(4,148)
Net assets acquired, excluding cash of $1.5 million	$22,780

The $8.7 million of acquired intangible assets primarily represents the acquisition value of the pre-existing license arrangement and lease acquisition costs, both of which are subject to amortization. The acquired intangible assets have a weighted-average useful life of approximately 4.0 years. The annual amortization expense over the next four years for these acquired intangible assets is estimated to be approximately $2.2 million each year for fiscal 2008 through fiscal 2011 and is recorded as an expense in the European operations segment. Goodwill associated with this acquisition is recorded in the European operations segment and is non-deductible for tax purposes.  During the one month ended February 3, 2007, goodwill relating to this acquisition was reduced by $3.0 million due to a deferred tax purchase price allocation adjustment.

(13)                          Transition Period Financial Information

On January 18, 2007, the Company’s fiscal year end was changed from December 31 to the Saturday closest to the end of January of each year.  Accordingly, the Company is presenting unaudited financial statements for the one-month transition period ended February 3, 2007.  The following table provides certain unaudited comparative financial information of the same period of the prior year. The one-month transition period ended February 3, 2007 included 34 days compared to 28 days for the one month ended January 28, 2006:

	One Month Ended
(in thousands, except per share data)	Feb. 3, 2007	Jan. 28, 2006
Statement of operations data:
Net revenue	$135,952	$68,472
Gross profit	55,736	22,606
Earnings (loss) from operations	12,478	(18)
Income taxes (benefit)	4,885	(15)
Net earnings (loss)	7,980	(24)
Earnings (loss) per share:
Basic	$0.09	$0.00
Diluted	$0.09	$0.00
Weighted number of shares outstanding—basic	91,668	89,666
Weighted number of shares outstanding—diluted	93,120	89,666

	Feb. 3, 2007	Jan. 28, 2006
Balance sheet data:
Working capital	$283,938	$193,459
Total assets	843,322	637,556
Notes payable and long-term debt, excluding current installments	17,336	52,563
Stockholders’ equity	438,724	287,774

(14)                          Derivative Financial Instruments

The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts and swaps to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules as required by SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,”  for certain of these hedges.  The Company’s objective is to hedge the variability in forecasted cash flow due to the foreign currency risk (USD/Canadian exchange rate) associated with certain anticipated inventory purchases on a first dollar basis for specific months.

During the quarter ended May 5, 2007, the Company purchased USD forward contracts in Canada, totaling $25.0 million at May 5, 2007, to hedge forecasted merchandise purchases that were designated as cash-flow hedges. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, and are recognized in cost of goods sold in the period which approximates the time the hedged merchandise inventory is sold. An unrealized loss of approximately US$0.6 million, net of tax, has been recorded in accumulated other comprehensive income at May 5, 2007, and will be recognized as a charge to cost of goods sold over the next thirteen months at the then current values, which can be different than the current quarter-end values. At May 5, 2007, the unrealized loss valuation of these forward contracts was approximately US$1.0 million and was recorded in current liabilities on the consolidated balance sheet.

(15)                        Subsequent Events

On June 5, 2007, the Board of Directors declared a regular quarterly cash dividend of $0.06 per share on the Company’s common stock.  The dividend will be payable on July 6, 2007 to shareholders of record at the close of business on June 20, 2007.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to the Company’s expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth, E-commerce, business seasonality, industry trends, consumer demands and preferences, competition and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Summary

The business segments of the Company are retail, wholesale, European and licensing. Information relating to these segments is summarized in Note 6 to the Consolidated Financial Statements. The Company believes this segment reporting reflects how its four business segments are managed and each segment’s performance is evaluated. The retail segment includes the Company’s retail operations in North America. The wholesale segment includes the wholesale operations in North America, and internationally, excluding Europe. The European segment includes both wholesale and retail operations in Europe. The licensing segment includes the worldwide licensing operations of the Company. The business segment results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal.

We derive our net revenue from the sale of GUESS? men’s and women’s apparel, MARCIANO women’s apparel, G by GUESS men’s and women’s apparel, GUESS by MARCIANO men’s and women’s apparel, and our licensees’ products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line stores.  We also derive royalty revenues from worldwide licensing activities.

Unless the context indicates otherwise, when we refer to “we,” “us” or the “Company” in this Quarterly Report on Form 10-Q, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.

On January 18, 2007, the Board of Directors of the Company approved a change in the Company’s fiscal year end from December 31 to the Saturday nearest January 31 of each year. The change, which aligned the Company’s reporting cycle with the NRF fiscal calendar and is expected to provide for more consistent quarter-to-quarter comparisons, is effective for the Company’s 2008 fiscal year. The Company’s 2008 fiscal year began on February 4, 2007 and will end February 2, 2008, resulting in a one-month transition period that began January 1, 2007 and ended February 3, 2007.  This Form 10-Q includes the unaudited results for the quarters ended May 5, 2007 and April 29, 2006, and the unaudited results of the one month ended February 3, 2007.  The Company has also included selected unaudited period results for the one month ended January 28, 2006 for comparative purposes.  The audited results for the one month ended February 3, 2007 will be included separately in the Company’s Annual Report on Form 10-K for the fiscal year ending February 2, 2008.

The quarter ended May 5, 2007 had the same number of days as the quarter ended April 29, 2006.  The one-month transition period ended February 3, 2007 included 34 days compared to 28 days for the one month ended January 28, 2006.

The Company reports NRF calendar comparable store sales on a quarterly basis for its full-price retail and factory outlet stores in the U.S. and Canada.  A store is considered comparable after it has been open for 13 full months. If a store remodel or relocation results in a square footage change of more than 15%, or is a change in store concept, the store is removed from the comparable store base until it has been opened at its new size or in its new location for 13 full months.

Executive Summary

The Company

The Company’s business generated net earnings of $35.5 million, or diluted earnings of $0.38 per share, for the quarter ended May 5, 2007, compared to net earnings of $20.7 million, or diluted earnings of $0.23 per share, for the quarter ended April 29, 2006.  These results reflect the impact of the significant growth in our existing European operations and the acquisition of a 75% equity interest in our European GUESS by MARCIANO licensee, Focus Europe S.r.l. (“Focus”), effective December 31, 2006.  They also reflect stronger product performance and geographic expansion driving our wholesale business, the worldwide growth of our accessories business, and comparable store sales growth and retail store expansion in the U.S. and Canada.  The European segment was the largest contributor to the growth in revenues and earnings from operations, representing 46.1% of the consolidated revenue growth and 45.5% of the consolidated earnings from operations growth.

Total net revenues increased 42.3% to $377.9 million for the quarter ended May 5, 2007, from $265.7 million for the quarter ended April 29, 2006, with all segments contributing to this improvement.  Our European segment contributed nearly half, and our Retail segment contributed more than a quarter of this revenue growth.  Gross margin improved 270 basis points to 44.3% for the quarter ended May 5, 2007, compared to the same prior year period. The gross margin improvement was driven by the relative growth of the Company’s European business, which yields a higher gross margin than the retail and wholesale segments, higher mark-ups in our wholesale segment and higher mark-ups, better markdown controls and occupancy leverage in our North America retail segment. SG&A expenses increased 43.6% to $109.6 million for the quarter ended May 5, 2007 compared to $76.3 million for the quarter ended April 29, 2006.  This increase in SG&A expenses was driven by investments in new businesses, including Focus and the Company’s South Korea operation along with additional selling and merchandising costs, increased advertising costs and additional performance-based compensation expenses.  As a percentage of revenues, SG&A expense was up 30 basis points to 29.0% for the quarter ended May 5, 2007, compared to the prior-year period.  Overall, the improved gross margin, partially offset by the increase in SG&A spending as a percentage of net revenues, resulted in an increase of the Company’s operating margin to 15.3% for the quarter ended May 5, 2007, up 240 basis points from 12.9% for the quarter ended April 29, 2006. The reduction in the effective tax rate to 38.7% for the full year compared to 39.8% in the prior year also contributed positively to the improvement in diluted earnings per share.

The Company had $189.4 million in cash and cash equivalents as of May 5, 2007, compared to $155.5 million as of April 29, 2006.  Total debt, including capital lease obligations, as of May 5, 2007, was $55.3 million, down $41.6 million from $96.9 million as of April 29, 2006.  The decrease in debt was driven primarily by the early redemption of the Company’s 6.75% secured notes of $32.8 million at the end of 2006.  Receivables increased by $80.4 million, or 63.8%, to $206.4 million at May 5, 2007, compared to $126.0 million at April 29, 2006. The increase in receivables supported the revenue growth in Europe, including revenues from the recently acquired 75% interest in the Focus operation in late 2006.  Inventory increased $56.3 million, or 52.0%, to $164.5 million as of May 5, 2007, compared to $108.2 million as of April 29, 2006.  Approximately $23.3 million of this increase was attributed to the acquisition of Focus and our new South Korea and China operations and our new G by GUESS store concept, with the remaining increase driven by our North American retail, European and other international operations to support anticipated sales growth.

Retail

Our retail segment, comprising North American full-priced retail and factory outlet stores, and E-commerce, generated net sales of $179.5 million during the quarter ended May 5, 2007, an increase of 19.0% from $150.9 million in the prior year period.  This growth was driven by a comparable store sales growth of 13.6% and a larger store base, which represented a net 4.0% increase in average square footage compared to the quarter ended April 29, 2006. The increase in net revenue was primarily due to growth in our women’s, men’s, accessories and footwear lines of business.  Retail earnings from operations increased by $6.2 million to $19.9 million for the quarter ended May 5, 2007, compared to $13.7 million for the quarter ended April 29, 2006.  This increase was primarily driven by higher sales volume coupled with better product gross margin performance, partially offset by increased spending to support a larger store base and investments in infrastructure to support our new G by GUESS store concept.  Operating margin increased 200 basis points to 11.1% in the quarter ended May 5, 2007, compared to 9.1% in the quarter ended April 29, 2006.

During the quarter, we opened eight new stores and closed six underperforming stores in the U.S. and Canada. At May 5, 2007, we operated a total of 336 stores in the U.S. and Canada, comprised of 179 full-priced retail stores, 95 factory outlet stores, 29 Marciano stores, 16 GUESS? Accessories stores and 17 G by GUESS stores. This compares to 316 stores as of April 29, 2006. We have continued to develop the MARCIANO and GUESS? Accessories concept stores, and we believe that over time these concepts can grow to become significant chains in North America.  The MARCIANO brand, a contemporary line that commands higher price points, is also available in approximately one-third of our full-price GUESS? retail stores in the U.S. and Canada.  G by GUESS, which launched during the quarter ended May 5, 2007, is a new brand store concept that offers a full line of apparel for women and men and a full line of accessories and footwear to support the lifestyle of this customer and is aimed to capture a market demographic that shops price points between our factory and full-priced retail stores.

Wholesale

Wholesale segment revenues increased by $25.8 million, or 77.4%, to $59.2 million for the quarter ended May 5, 2007, from $33.4 million for the prior year period.  The increase in net revenues was primarily due to international expansion, including South Korea (which we began to operate directly in January 2007), coupled with strong growth in the North American wholesale business.  Earnings from operations for the wholesale segment improved by $7.6 million, or 248.3%, to $10.7 million for the quarter ended May 5, 2007, from $3.1 million for the prior year period, driven by increased sales unit volume and higher gross margin as a result of higher mark-ups, partially offset by increased spending on infrastructure to support growth of the new businesses in Asia. Operating margin increased 890 basis points to 18.1% in the quarter ended May 5, 2007, compared to 9.2% for the quarter ended April 29, 2006.

Europe

In Europe, revenues grew by $51.8 million, or 77.2%, to $118.9 million for the quarter ended May 5, 2007, compared to $67.1 million for the quarter ended April 29, 2006.  The majority of the revenue growth was generated by the European wholesale business, driven by our recent acquisition of a 75% equity interest in the GUESS by MARCIANO business and continued growth in both our accessories and apparel businesses.  At May 5, 2007, we directly operated 25 stores, which included the four stores acquired as part of the Focus acquisition and one new GUESS by MARCIANO store that opened during the quarter, versus 19 stores in the prior year quarter.  Earnings from operations from our European segment increased by $10.8 million, or 63.6%, to $27.7 million for the quarter ended May 5, 2007, from $16.9 million for the quarter ended April 29, 2006 due to the higher sales volume discussed above, partially offset by additional SG&A spending relating to our recent Focus acquisition and incremental sales volume in our existing businesses.  Operating margin declined 190 basis points to 23.3% in the quarter ended May 5, 2007, compared to 25.2% for the quarter ended April 29, 2006.

Licensing

Our licensing business revenues grew by $6.0 million, or 41.5%, to $20.3 million for the quarter ended May 5, 2007, from $14.3 million for the quarter ended April 29, 2006.  This increase was driven by growth in several product categories, especially watches, handbags, and footwear and the recognition of licensing revenues as a result of the amortization of fixed, cash rights payments received from licensees relating to previously renegotiated contracts based on the periods these contracts represent.  The increase in net royalties was partially offset by the loss of royalty revenue from Focus and our South Korean licensee, both businesses which we now operate directly and are therefore no longer a part of the licensing segment.  Licensing segment earnings from operations increased $5.4 million, or 46.0%, to $17.3 million for the quarter ended May 5, 2007, from $11.9 million for the quarter ended April 29, 2006.  Operating margin increased 260 basis points to 85.5% in the quarter ended May 5, 2007 compared to 82.9% for the quarter ended April 29, 2006.

Outside of the U.S. and Canada, during the quarter ended May 5, 2007, we and our partners opened 49 new stores, including 16 in Europe, 13 in the Middle East and 20 in Asia. We ended the first quarter with 461 stores outside of the U.S. and Canada, of which 341 were GUESS? stores, 25 were GUESS by MARCIANO stores and 95 were GUESS? Accessories stores. Of the 461 stores, 33 were operated by the Company and 428 were operated by licensees or distributors.

Corporate Overhead

Corporate overhead increased by $6.4 million, or 56.7%, to $17.7 million for quarter ended May 5, 2007, from $11.3 million for the quarter ended April 29, 2006.  This increase was primarily due to increased performance-based compensation costs, which includes the impact of the new accounting rules regarding stock compensation.

Application of Critical Accounting Policies

Our critical accounting policies reflecting our estimates and judgments are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007. With the exception of the adoption of FIN 48 in January 2007 and the accounting for derivatives discussed below, we have not changed those policies since such date.

The Company adopted FIN 48 in January 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.    The Company adopted FIN 48 in the one month ended February 3, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations.  The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.   See Note 5 to the Consolidated Financial Statements for further information regarding the adoption of FIN 48.

The Company operates in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts and swaps to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules as required by SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,”  for certain of these hedges.  The Company’s objective is to hedge the variability in forecasted cash flow due to the foreign currency risk (USD/Canadian exchange rate and USD/Euro exchange rate) associated with certain anticipated inventory purchases on a first dollar basis for specific months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, and are recognized in cost of goods sold in the period which approximates the time the hedged merchandise inventory is sold.

RESULTS OF OPERATIONS

Quarters ended May 5, 2007 and April 29, 2006.

NET REVENUE.  Net revenue for the quarter ended May 5, 2007 increased by $112.3 million, or 42.3%, to $377.9 million, from $265.7 million for the quarter ended April 29, 2006.  All segments contributed to this revenue growth with double-digit increases.  The largest contribution to this revenue was generated by our European segment.

Net revenue from retail operations increased by $28.6 million, or 19.0%, to $179.5 million for the quarter ended May 5, 2007, from $150.9 million for the quarter ended April 29, 2006.  The increase was driven by a comparable store sales growth of 13.6% and an average of 22 net additional stores during the quarter ended May 5, 2007 resulting in a 4.0% increase in average square footage compared to the prior year’s period. Currency fluctuations had a negligible impact on net revenue relating to our Canadian retail stores.

Net revenue from wholesale operations increased $25.8 million, or 77.4%, to $59.2 million for the quarter ended May 5, 2007, from $33.4 million for the quarter ended April 29, 2006.  Approximately 60% of this revenue growth occurred outside the U.S., primarily in Asia, including revenue from our new South Korean operations.  Our North American wholesale net revenue growth was primarily attributable to strong product performance which drove higher sales volume and higher margins.  Our products were sold in the U.S. in approximately 953 doors at the end of the quarter ended May 5, 2007, compared to 911 doors at the end of the quarter ended April 29, 2006.  Currency fluctuations between the quarters ended May 5, 2007 and April 29, 2006 had a negligible impact on net revenue relating to our wholesale business.

Net revenue from European operations increased $51.8 million, or 77.2%, to $118.9 million for the quarter ended May 5, 2007, from $67.1 million in the prior year period.  The acquisition of a 75% equity interest in Focus contributed significantly to this revenue growth, combined with significant growth in our accessories and footwear businesses, growth in our core apparel business and positive same store sales growth in our owned retail stores.  Currency fluctuations accounted for $10.7 million of the increase in net revenue relating to our European operations.

Net royalty revenue from licensing operations increased $6.0 million, or 41.5%, to $20.3 million for the quarter ended May 5, 2007, from $14.3 million for the quarter ended April 29, 2006.  The increase was the result of the strength of the accessories business, particularly watches, handbags and footwear, and the recognition of licensing revenues as a result of the amortization of fixed, cash rights payments received from licensees relating to previously renegotiated contracts based on the periods these contracts represent.  Licensing revenues were negatively impacted by the acquisition of the Focus licensee and the non-extension of the South Korean licensee, since both businesses are no longer included in the licensing segment and the underlying sales are reported as revenue in the European and wholesale segments.

GROSS PROFIT.  Gross profit increased $57.0 million, or 51.5%, to $167.6 million for the quarter ended May 5, 2007, from $110.6 million for the quarter ended April 29, 2006.  The increase in gross profit primarily resulted from sales growth in all segments plus improved product margins in the wholesale and retail segments plus higher European revenue, which carries a higher gross margin.

•                  Gross profit for the retail segment increased $14.4 million, or 28.6%, to $64.7 million for the quarter ended May 5, 2007, from $50.3 million for the quarter ended April 29, 2006, primarily due to higher sales volume and higher average selling prices, partially offset by increased occupancy costs.

•                  Gross profit for the wholesale segment increased $13.2 million, or 126.7%, to $23.6 million for the quarter ended May 5, 2007, from $10.4 million in the prior year period, primarily due to the increase in international sales volume and higher mark-ups.

•                  Gross profit for our European operations increased $23.4 million, or 65.9%, to $58.9 million for the quarter ended May 5, 2007, from $35.5 million in the prior year period. The European gross profit improvement was primarily attributable to higher sales volumes in the existing European operations and the acquisition of a 75% equity interest in Focus at the end of 2006.

•                  Gross profit for the licensing segment increased $6.0 million, or 41.5%, to $20.3 million for the quarter ended May 5, 2007, from $14.3 million in the prior year period. The licensing gross profit improvement was primarily the result of the strong sales performance of accessories, especially watches, handbags, and our footwear lines.

Gross margin (gross profit as a percentage of total net revenues) increased 270 basis points to 44.3% for the quarter ended May 5, 2007, from 41.6% for the quarter ended April 29, 2006.  The improvement in the overall gross margin was attributable to higher product margins in our retail segment due to higher mark-ups, better markdown controls and improved occupancy leverage, higher mark-ups in our North America and Asia wholesale businesses and a higher mix of European net revenues, which generated a higher gross margin than the wholesale and retail segments.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  SG&A expenses increased by $33.3 million, or 43.6%, to $109.6 million for the quarter ended May 5, 2007, from $76.3 million for the quarter ended April 29, 2006.  The increase was primarily attributable to an incremental $13.3 million in spending required to support new businesses including Focus, the South Korea operation, additional infrastructure needed for the new G by GUESS store concept and expansion in China and Mexico.  In addition, the increase was also attributable to additional selling, merchandising and distribution costs of $9.7 million as a result of increased sales, incremental compensation expenses (primarily performance-based) of $5.4 million and additional advertising and marketing spending of $3.5 million.  As a percentage of net revenue, SG&A expenses increased 30 basis points to 29.0% for the quarter ended May 5, 2007, compared to 28.7% for the quarter ended April 29, 2006.

EARNINGS FROM OPERATIONS.  Earnings from operations increased by $23.6 million, or 69.0%, to $57.9 million for the  quarter ended May 5, 2007, compared with earnings from operations of $34.3 million for the quarter ended April 29, 2006.

•                  The retail segment generated earnings from operations of $19.9 million for the quarter ended May 5, 2007, versus earnings from operations of $13.7 million for the quarter ended April 29, 2006.  The increase in earnings from operations for the retail segment was driven by the higher sales and improved gross margin discussed above.  The increase was partially offset by an increase in store selling expenses and pre-opening costs to support the new G by GUESS store concept.

•                  Earnings from operations for the wholesale segment were $10.7 million for the quarter ended May 5, 2007, compared to earnings from operations of $3.1 million for the quarter ended April 29, 2006.  This increase was principally due to incremental sales from our new South Korea operation and improved sales and gross margin in North America, partially offset by additional SG&A expenses in Asia, including South Korea, to build infrastructure in this region and support the increased sales.

•                  Earnings from operations for the European segment were $27.7 million for the quarter ended May 5, 2007, compared to $16.9 million for the quarter ended April 29, 2006. The increase was primarily due to higher sales in the existing accessories and apparel wholesale businesses combined with the sales resulting from our acquisition of a 75% equity interest in Focus in late 2006.  In addition, our Company-owned retail business in Europe continued to improve, showing strong sales growth and higher profitability.  Currency translation fluctuations accounted for $1.9 million of the increase in earnings from operations for our European operations.

•                  Earnings from operations for the licensing segment increased to $17.3 million for the quarter ended May 5, 2007, compared to $11.9 million for the quarter ended April 29, 2006.  The improvement was the result of higher revenues generated by our accessories product licensees and the recognition of licensing revenues relating to the amortization of fixed cash rights payments received from licensees relating to renegotiated contracts.  This increase was partially offset by the loss of royalty revenue from the Focus and South Korean licensees in the period compared to the prior year period.

•                  The cost of unallocated corporate overhead increased to $17.7 million for the quarter ended May 5, 2007, compared to $11.3 million for the quarter ended April 29, 2006, mainly due to higher performance-based compensation costs, which includes the impact of the new accounting rules regarding stock compensation.

The combination of higher net sales and higher gross margin, partially offset by increased SG&A spending as a percentage of net revenues, resulted in an increase in operating margin of 240 basis points to 15.3% for the quarter ended May 5, 2007 from 12.9% for the prior year quarter.

INTEREST EXPENSE AND INTEREST INCOME.  Interest expense decreased 36.9% to $0.9 million for the quarter ended May 5, 2007, compared to $1.5 million for the quarter ended April 29, 2006, primarily due to the early redemption of the Company’s 6.75% secured notes of $32.8 million at the end of 2006.  Total debt at May 5, 2007 was $55.3 million, and was comprised of $35.7 million of short-term bank debt from our European operations and $19.6 million of capital lease obligations relating to our Italian building.  On a comparable basis, the average debt balance for the quarter ended May 5, 2007 was $54.1 million, versus an average debt balance of $92.6 million for the quarter ended April 29, 2006.  Interest income increased to $1.7 million for the quarter ended May 5, 2007, compared to $1.2 million for the quarter ended April 29, 2006, due to higher average invested cash balances and higher interest rates on this invested cash.

OTHER EXPENSE, NET.  Other expense was $0.9 million for the quarter ended May 5, 2007, versus income of $0.3 million for the quarter ended April 29, 2006.  Other expense in the quarter ended May 5, 2007 includes $1.7 million of unrealized losses on the changes in fair value of foreign exchange contracts, partially offset by favorable changes in value of insurance policy investments.

INCOME TAXES.  Income tax expense for the quarter ended May 5, 2007 was $22.4 million, or a 38.7% effective tax rate, compared to income tax expense of $13.7 million, or a 39.8% effective tax rate, for the quarter ended April 29, 2006.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  The decrease in the effective tax rate for the quarter ended May 5, 2007 was due to the relatively lower impact of permanent differences on our tax rate as our overall taxable income has increased.

NET EARNINGS.  Net earnings increased by $14.8 million, or 71.9%, to $35.5 million for the quarter ended May 5, 2007, from $20.7 million for the quarter ended April 29, 2006.

ONE-MONTH TRANSITION PERIOD ENDED FEBRUARY 3, 2007.  The Company reported net earnings of $8.0 million, or diluted earnings of $0.09 per share, for the one month ended February 3, 2007 (which included 34 days), compared to $0.00 per share for the one month ended January 28, 2006 (which included 28 days). Net revenue for January 2007 increased by $67.5 million, or 98.6%, to $136.0 million, from $68.5 million for January 2006.  Gross profit increased by $33.1 million, or 146.6%, to $55.7 million for January 2007, from $22.6 million for January 2006.  SG&A expenses increased by $20.6 million, or 91.2%, to $43.3 million for January 2007, from $22.6 million for January 2006.  Earnings from operations increased by $12.5 million to $12.5 million for the one month ended February 3, 2007, compared to the approximately break-even results from operations for the one month ended January 28, 2006.  These results reflect the impact of the significant growth in our existing European operations, the comparable store sales growth of 12.7% in our retail store operations in North America for the one month ended February 3, 2007 compared to the prior-year period, the greater number of days in the one month ended February 3, 2007 compared to the prior-year period and the acquisition of a 75% majority interest in Focus, our European GUESS by MARCIANO licensee, in late 2006.

LIQUIDITY

Our need for liquidity primarily arises to fund our working capital needs in Europe, expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure, existing operations, international growth and payment of dividends to our shareholders. We have historically financed our operations primarily from internally generated funds and borrowings under our credit facilities and other bank facilities.  Please see “Important Notice Regarding Forward-Looking Statements” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

OPERATING ACTIVITIES

Net cash used by operating activities was $11.4 million for the quarter ended May 5, 2007, compared to $17.7 million for the quarter ended April 29, 2006, or a decrease of $6.3 million.  The decrease in cash used by operating activities for the quarter ended May 5, 2007 compared to the quarter ended April 29, 2006 is primarily a result of the increase in net income of $14.9 million for this quarter versus the prior year quarter.  This income growth, after adding back higher non-cash expense adjustments, was partially offset by higher accounts receivable primarily to support the revenue growth in Europe.  In addition, the relative increase in our investment in inventory in the current quarter versus the prior year quarter to support growth in our retail, wholesale and European operations was offset by a corresponding impact to accounts payable.

At May 5, 2007, the Company had working capital of $308.9 million compared to $283.9 million at February 3, 2007 and $214.6 million at April 29, 2006. The Company’s primary working capital needs are for inventory and accounts receivable.  Accounts receivable at May 5, 2007 amounted to $206.4 million, up $80.4 million, compared to $126.0 million at April 29, 2006.  Approximately $47.8 million of the increase resulted from the growth in receivables related to our existing European business which totaled $126.7 million at May 5, 2007, versus $78.9 million at April 29, 2006.  Approximately $64.5 million of the $126.7 million of receivables were insured for collection purposes.  The acquisition of a 75% equity interest in Focus, our recently acquired licensee in Europe, accounted for approximately $24.7 million of the remaining growth in receivables, of which $6.6 million was insured.  The Company’s inventory levels increased $56.3 million to $164.5 million at May 5, 2007 from $108.2 million at April 29, 2006. Approximately $23.3 million of this increase can be attributed to the acquisition of Focus, our new South Korea, China and Mexico operations, and our new G by GUESS store concept, with the remaining increase driven by our North American retail, European and other international operations to support anticipated sales growth in fiscal 2008.

INVESTING ACTIVITIES

Net cash used in investing activities increased to $24.9 million for the quarter ended May 5, 2007, compared to $13.0 million for the quarter ended April 29, 2006.   The increase in net cash used in investing activities for the quarter ended May 5, 2007 compared to the quarter ended April 29, 2006 was primarily associated with the new store openings and the store conversion costs arising from the launch of the G by GUESS store concept during the quarter ended May 5, 2007.  As of May 5, 2007, the Company had opened and/or converted 17 G by GUESS stores and it had plans to have over 30 G by Guess stores opened by the end of the 2008 fiscal year.

FINANCING ACTIVITIES

Net cash provided by financing activities decreased to $16.4 million for the quarter ended May 5, 2007, compared to $18.6 million for the quarter ended April 29, 2006.  The decrease in net cash provided by financing activities for this quarter compared to the prior year quarter was due to lower net borrowings, partially offset by the payment of cash dividends of $5.6 million during the quarter ended May 5, 2007.  No dividends were paid in the prior year’s quarter.

During the quarter ended May 5, 2007, the Company relied on trade credit, available cash, short-term borrowings from our European bank facilities, real estate leases, and internally generated funds to finance its operations and expansion.  The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, and interest and principal payments on its debt, and dividend payments to shareholders, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe.

Dividend Policy

On February 12, 2007, the Board of Directors declared a quarterly cash dividend of $0.06 per share on the Company’s common stock. The cash dividend was paid on March 12, 2007 to shareholders of record as of the close of business on February 26, 2007.

On June 5, 2007, the Board of Directors declared a quarterly cash dividend of $0.06 per share on the Company’s common stock.  The dividend will be payable on July 6, 2007 to shareholders of record at the close of business on June 20, 2007.

Capital Resources

Gross capital expenditures totaled $21.5 million, before deducting lease incentives of $2.8 million, for the quarter ended May 5, 2007. This compares to gross capital expenditures of $10.9 million, before deducting lease incentives of $0.9 million, for the quarter ended April 29, 2006. This amount excludes $3.7 million in non-cash build-out costs for a new building in Florence, Italy, which we are leasing. These build-out costs are accounted for as a capital lease and accordingly, are treated as a non-cash item in the consolidated statement of cash flows. The Company’s capital expenditures for the full fiscal year 2008 are planned at approximately $95 million, before deducting estimated lease incentives of approximately $10 million, primarily for retail store expansion of approximately 48 stores, significant store remodeling programs, investments in information systems and enhancements in other infrastructure.

The Company evaluates strategic acquisitions and alliances and pursues those that we believe will support and contribute to our overall growth initiatives. Effective December 31, 2006, the Company purchased for approximately $24.3 million, 75% of the outstanding shares of Focus, the Company’s licensee for “GUESS by MARCIANO” contemporary apparel for women and men in Europe, the Middle East and Asia. In 2006, the Company paid $15.8 million of the purchase price ($13.2 million in cash and $2.6 million in Company common stock).  During 2007, the Company paid approximately $8.5 million of the remaining balance for the acquired inventory to the seller.

CREDIT FACILITIES

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

Direct borrowings under the Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (which was 0.75% at May 5, 2007) based on the Company’s leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) for domestic loans, 0.50% in excess of the federal funds rate, and for Canadian loans, 0.50% in excess of the average rate for 30 day Canada dollar bankers’ acceptances, or (ii) the rate of interest as announced by Bank of America as its “prime rate,” in each case as in effect from time to time, plus an applicable margin (which was 0.0% at May 5, 2007) based on the Company’s leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At May 5, 2007 the Company had $12.8 million in outstanding standby letters of credit, $13.4 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

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

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy. Under these agreements, the Company can borrow up to $104.2 million with annual interest rates ranging from 4.1% to 5.1%.  At May 5, 2007, the Company had $35.4 million of outstanding borrowings and $23.4 million in outstanding documentary letters of credit under these agreements. These agreements are denominated in Euros, have no financial ratio covenants and are secured by accounts receivable, except for one borrowing agreement which is secured by a $5.4 million standby letter of credit issued under the Credit Facility. None of the agreements have stated maturities.  In addition, as part of the acquisition of Focus, effective December 31, 2006, the Company acquired $0.3 million of bank debt with an interest rate of Euribor six-month rate plus 1.0%.  The Company has classified this debt as current as it intends to pay this debt down in the short-term.

The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs which were completed in 2006. Key functions related to the Company’s Italian operation are represented in this building, including design and merchandising. This transaction resulted in a capital lease obligation of $19.7 million, including build-outs completed in 2006. The Company entered into separate interest rate swap agreements designated as non-hedging instruments resulting in a fixed rate of 3.55%. These interest rate swap agreements mature through 2016 and convert the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of May 5, 2007 was approximately $0.8 million.

SEASONALITY

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. U.S. retail operations are generally stronger from July through December, and U.S. wholesale operations generally experience stronger performance in July, August and September. The European operations are largely wholesale and operate with two primary selling seasons. Spring/Summer primarily ships in January, February and March and Fall/Winter primarily ships in July, August and September. The remaining months of the year are relatively small shipping months. As the timing of the shipment of products may vary from year to year, the results for any particular quarter may not be indicative of results for the full year.

INFLATION

The Company does not believe that the relatively moderate rates of inflation experienced in the U.S. and Europe over the last three years have had a significant effect on net revenue or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company’s products are manufactured and sold, management does not believe that foreign rates of inflation have had a material adverse effect on its net revenue or profitability.

WHOLESALE BACKLOG

The backlog of wholesale orders at any given time is affected by various factors, including seasonality, cancellations, the scheduling of market weeks and manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

U.S. Backlog

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 48 hours. The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to stores. Regarding our U.S. wholesale backlog, the scheduling of market weeks can affect the amount of orders booked in the backlog compared to the same date in the prior year. This year’s backlog for product at June 4, 2007, as an example, reflected a longer shipping period of about two months for women’s and men’s product compared to last year’s backlog at June 3, 2006. We estimate that if we were to exclude the additional orders from this year’s backlog to make the comparison consistent with the prior year, then the current backlog would be up about 17.6% from the prior year. Not taking into account the impact of this change, our U.S. wholesale backlog as of June 4, 2007, consisting primarily of orders for fashion apparel, was approximately $65.4 million, compared to $38.8 million for such orders at June 3, 2006, or up 68.5%.

Europe Backlog

Our European business operates with two primary wholesale selling seasons. The Spring/Summer season, which ships mostly in January, February and March and the Fall/Winter season, which ships mostly in July, August and September. Generally, the other months are relatively small shipping months. However, customers have the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs. Accordingly, a certain amount of orders in the backlog may be shipped outside of the traditional shipping months. As of May 31, 2007, the European operations backlog was approximately $235.0 million.  The backlog comprises sales orders for the Fall/Winter season. As discussed above, these orders are subject to cancellation and may not be indicative of eventual actual shipments.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109 (“SFAS 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 in the one month ended February 3, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 provides entities an opportunity to mitigate volatility in reported earnings that is caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on it financial position and results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

Approximately 52.8% of product sales and licensing revenue recorded for the quarter ended May 5, 2007 were denominated in United States dollars (“USD”). Inventory purchases from offshore contract manufacturers are primarily denominated in USD; however, purchase prices for products may be impacted by fluctuations in the exchange rate between the USD and the local currencies of the contract manufacturers, which may have the effect of increasing the cost of goods in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on inventory costs.  In addition, royalties received from international licensees are subject to foreign currency translation fluctuations as a result of the net sales of the licensee being denominated in local currency and royalties being paid to the Company in USD. Due to the increase in foreign currency transactions and the fact that not all foreign currencies react in the same manner as the USD, the Company cannot quantify in any meaningful way the effect of currency fluctuations on future royalty income.

The Company’s primary exchange rate risk relates to operations in Canada and Europe. The Company enters into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on foreign currency transactions.

During the quarter ended May 5, 2007, the Company purchased USD forward contracts in Canada, totaling $25.0 million at May 5, 2007, to hedge forecasted merchandise purchases that were designated as cash-flow hedges. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, and are recognized in cost of goods sold in the period which approximates the time the hedged merchandise inventory is sold. An unrealized loss of approximately US$0.6 million, net of tax, has been recorded in accumulated other comprehensive income at May 5, 2007, and will be recognized as a charge to cost of goods sold over the next thirteen months at the then current values, which can be different than the current quarter-end values. At May 5, 2007, the unrealized loss valuation of these forward contracts was approximately US$1.0 million and was recorded in current liabilities on the consolidated balance sheet.

Also, the Company has foreign currency contracts that are not designated as hedges for accounting purposes.  Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expenses.  At May 5, 2007, the Company had Canadian dollar foreign currency contracts to purchase US$19.0 million and Euro foreign currency contracts to purchase US$39.8 million.  For the quarter ended May 5, 2007, the Company recorded losses for the Canadian and Euro foreign currency contracts of US$0.9 million and US$0.8 million, respectively, which has been included in other income and expenses.  At May 5, 2007, the unrealized loss valuation of these Canadian and Euro forward contracts were approximately US$0.8 million and US$1.8 million, respectively, and were recorded in current liabilities on the consolidated balance sheet.

At December 31, 2006, the Company had Canadian dollar currency exchange contracts to purchase US$3.0 million and Euro currency exchange contracts to purchase US$50.0 million.  The value of those contracts at December 31, 2006 were US$2.9 million and US$51.5 million, respectively.

Interest Rate Risk

At May 5, 2007, approximately 35.5% of the Company’s indebtedness related to a capital lease obligation which is covered by interest rate swap agreements resulting in a fixed interest rate of 3.55% over the life of the lease obligation. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest swap had an immaterial impact during the quarter ended May 5, 2007. Substantially all of the Company’s remaining indebtedness, principally consisting of short-term borrowings under the short-term European borrowing agreements, is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have increased interest expense for the quarter ended May 5, 2007 by approximately $0.1 million.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At May 5, 2007, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There was no change in our internal control over financial reporting during the first quarter of the fiscal year ending February 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

On February 1, 2005, a complaint was filed by Michele Evets against the Company in the Superior Court of the State of California for the County of San Francisco. The complaint purported to be a class action filed on behalf of current and former GUESS? store managers in California. Plaintiffs seek overtime wages and a preliminary and permanent injunction. The Company answered the complaint on April 28, 2005. The parties participated in a voluntary mediation in August 2006 and in February 2007 executed a settlement agreement, which shall become effective upon final court approval.  A hearing date for final court approval has been set for November 2007.  As a result, in the third quarter of 2006, the Company accrued $1.0 million related to net charges in connection with the proposed settlement arrangement.

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian subsidiary, Maco Apparel S.p.A. (“Maco”), in Florence, Italy, acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe.  As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004 and 2005 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The Company has concluded that the amount of any possible loss would not be material to the consolidated financial statements and that the likelihood of incurring a loss is less than probable. Accordingly, no liability related to this matter has been accrued.

The Company is also involved in various other employment-related claims and other matters incidental to the Company’s business, the resolution of which are not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. With the exception of the class action accrual discussed above, no material amounts were accrued as of May 5, 2007 related to any of the Company’s other legal proceedings.

ITEM 1A.  Risk Factors.

There have not been any material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001).
4.1	Specimen stock certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.1

Amendment No. 1 to Credit Agreement dated as of September 19, 2006 by and among the Registrant and Guess? Canada Corporation, as Borrowers, lenders from time to time party thereto, Bank of America, N.A., as Domestic Administrative Agent and Domestic L/C Issuer, and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent and Canadian L/C Issuer, dated as of March 29, 2007.

*10.2	Written description of performance-based cash and equity award criteria for Named Executive Officers with respect to the Registrant’s fiscal year ending February 2, 2008.
*31.1	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date: June 13, 2007	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President and Chief Operating Officer

Date: June 13, 2007	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)