Form 10-Q
period 2007-08-04
GUESS INC
filed 2007-09-11
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended August 4, 2007

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

As of September 6, 2007, the registrant had 94,112,373 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	Aug. 4, 2007	Feb. 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$200,456	$207,617
Receivables, net	186,905	142,659
Inventories	226,377	173,668
Prepaid expenses and other current assets	25,120	19,561
Deferred tax assets	20,873	19,962
Total current assets	659,731	563,467
Property and equipment, net	191,040	162,555
Goodwill	25,064	24,651
Other intangible assets, net	20,437	17,664
Long-term deferred tax assets	50,167	48,264
Other assets	42,725	26,721
	$989,164	$843,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of short-term borrowings and capital lease obligations	$3,550	$20,804
Accounts payable	191,294	130,525
Accrued expenses	133,970	128,200
Total current liabilities	328,814	279,529
Capital lease obligations	17,669	17,336
Long-term deferred rent and lease incentives	35,555	30,956
Long-term deferred royalties	31,305	34,437
Other long-term liabilities	38,076	37,733
	451,419	399,991

Minority interests	4,570	4,607

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 134,699,023 and 133,883,942 shares, outstanding 93,964,260 and 93,105,488 shares at August 4, 2007 and February 3, 2007, respectively	940	931
Paid-in capital	241,725	218,613
Retained earnings	444,497	382,709
Accumulated other comprehensive loss	(2,069)	(11,448)
Treasury stock, 40,734,763 and 40,778,454 shares repurchased at August 4, 2007 and February 3, 2007, respectively	(151,918)	(152,081)
Total stockholders’ equity	533,175	438,724
	$989,164	$843,322

See accompanying notes to condensed consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	Aug. 4, 2007	Jul. 29, 2006	Aug. 4, 2007	Jul. 29, 2006
Net revenue:
Product sales	$366,739	$247,685	$724,382	$499,022
Net royalties	21,548	14,264	41,854	28,610
	388,287	261,949	766,236	527,632
Cost of product sales	214,935	151,618	425,471	306,691
Gross profit	173,352	110,331	340,765	220,941

Selling, general and administrative expenses	113,991	76,683	223,470	153,016
Earnings from operations	59,361	33,648	117,295	67,925

Other (income) expense:
Interest expense	387	1,794	1,311	3,259
Interest income	(2,036)	(1,494)	(3,748)	(2,721)
Other (income) expense	(530)	(827)	361	(1,124)
	(2,179)	(527)	(2,076)	(586)

Earnings before income tax expense and minority interests	61,540	34,175	119,371	68,511

Income tax expense	24,036	13,652	46,399	27,317
Minority interests	22	(123)	(37)	(123)

Net earnings	$37,482	$20,646	$73,009	$41,317

Earnings per share:
Basic	$0.41	$0.23	$0.79	$0.46
Diluted	$0.40	$0.22	$0.78	$0.45

Dividends declared per share	$0.06	—	$0.12	—

Weighted average shares outstanding:
Basic	92,180	90,594	92,033	90,370
Diluted	93,507	91,936	93,373	91,782

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended
	Aug. 4, 2007	Jul. 29, 2006

Cash flows from operating activities:
Net earnings	$73,009	$41,317
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	21,834	16,361
Amortization of intangible assets	2,724	1,527
Share-based compensation expense	8,429	3,008
Loss on disposition of long-term assets and property and equipment	783	774
Other items, net	(238)	1,505
Minority interests	(37)	(123)
Changes in operating assets and liabilities:
Receivables	(44,246)	(29,030)
Inventories	(52,709)	(5,771)
Prepaid expenses and other assets	(13,539)	(9,243)
Accounts payable and accrued expenses	62,846	40,646
Long-term deferred rent and lease incentives	4,599	1,620
Long-term deferred royalties	(3,132)	(476)
Other long-term liabilities	1,503	987
Net cash provided by operating activities	61,826	63,102
Cash flows from investing activities:
Purchases of property and equipment	(44,096)	(26,529)
Disposition of short-term investments	—	764
Purchases of long-term investments and deposits on property and equipment	(13,628)	(7,048)
Net cash used in investing activities	(57,724)	(32,813)
Cash flows from financing activities:
Decrease in short-term borrowings	(16,179)	(2,266)
Repayments of notes payable and long-term debt	(742)	(10,763)
Dividends paid	(11,209)	—
Minority interest capital contributions	—	490
Issuance of common stock under employee stock plans	5,530	6,799
Excess tax benefits from share-based compensation	8,966	3,653
Net cash used in financing activities	(13,634)	(2,087)
Effect of exchange rates on cash and cash equivalents	2,371	631
Net increase (decrease) in cash and cash equivalents	(7,161)	28,833
Cash and cash equivalents at beginning of period	207,617	167,194
Cash and cash equivalents at end of period	$200,456	$196,027

Supplemental disclosures about non-cash investing and financing activities:
Capital lease obligation incurred	—	$3,661

Supplemental cash flow data:
Interest paid	$883	$2,695
Income taxes paid	39,309	7,138

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 4, 2007

(unaudited)

(1)                                 Basis of Presentation

On January 18, 2007, the Board of Directors of the Company approved a change in the Company’s fiscal year end from December 31 to the Saturday nearest January 31 of each year. The change, which aligned the Company’s reporting cycle with the National Retail Federation (“NRF”) fiscal calendar and is expected to provide for more consistent quarter-to-quarter comparisons, is effective for the Company’s 2008 fiscal year. The Company’s 2008 fiscal year began on February 4, 2007 and will end February 2, 2008, resulting in a one-month transition period that began January 1, 2007 and ended February 3, 2007.  This Quarterly Report on Form 10-Q includes the unaudited results for the three and six months ended August 4, 2007 and July 29, 2006.  The unaudited results for the one month ended February 3, 2007 were included in the Form 10-Q filed on June 13, 2007.  The audited results for the one month ended February 3, 2007 will be included separately in the Company’s Annual Report on Form 10-K for the fiscal year ending February 2, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of August 4, 2007 and February 3, 2007, the condensed consolidated statements of operations for the three and six months ended August 4, 2007 and July 29, 2006 and the condensed consolidated statements of cash flows for the six months ended August 4, 2007 and July 29, 2006.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended August 4, 2007 are not necessarily indicative of the results of operations for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The Company has made certain reclassifications to the prior year’s consolidated financial statements to conform to classifications in the current year.  These reclassifications had no impact on previously reported results of operations.

The three and six months ended August 4, 2007 had the same number of days as the three and six months ended July 29, 2006.

(2)                                 Summary of Significant Accounting Policies

Gift Cards

The Company completed its analysis of unredeemed electronic gift card liabilities in the quarter ended August 4, 2007 for the U.S. retail business.  Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods.  Beginning with the quarter ended August 4, 2007, these amounts will be accounted for under the redemption recognition method and will be classified as additional net revenues as the gift cards are redeemed.  The Company determined a gift card breakage rate of approximately 6.5% in the quarter ended August 4, 2007 based upon historical redemption patterns, which represented the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002.  Based upon historical redemption trends, the Company recognized during the quarter a one-time cumulative increase to revenue of $3.1 million or $0.02 per diluted share.  In future periods, the Company will recognize estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed.

Classification of Certain Costs and Expenses

The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in cost of product sales. Distribution costs related to the wholesale segment and European wholesale businesses are included in selling, general and administrative (“SG&A”) expenses and amounted to $6.2 million and $3.3 million for the three months ended August 4, 2007 and July 29, 2006, respectively, and $10.8 million and $7.6 million for the six months ended August 4, 2007 and July 29, 2006, respectively.  The Company includes store selling costs, selling and merchandising costs, advertising costs, wholesale distribution costs, design and other corporate overhead costs as components of SG&A expenses.

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

Earnings Per Share

Basic earnings per share represent net earnings divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represent net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period using the treasury stock method.  For the three and six months ended August 4, 2007 and July 29, 2006, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock and other nonvested equity awards and was not significant.  For the three months ended August 4, 2007 and July 29, 2006, options for 320,420 and 336,393, respectively, of the Company’s shares and for the six months ended August 4, 2007 and July 29, 2006, options for 263,619 and 276,308, respectively, of the Company’s shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. The Company also excluded one million nonvested stock awards from the computation of diluted weighted average common shares and common share equivalents outstanding granted to Paul Marciano on January 1, 2007, because they are subject to certain performance-based vesting conditions measured annually over a five-year period which had not been achieved by the end of the three and six months ended August 4, 2007. Assuming the annual performance criteria had been achieved as of the three and six months ended August 4, 2007, the incremental dilutive impact would have been approximately 92,892 and 72,580 shares, respectively.

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

Comprehensive Income

Comprehensive income consists of net earnings, Supplemental Executive Retirement Plan (“SERP”) related prior service cost and valuation loss amortization, unrealized gain on investments available for sale, the effective portion of the change in the fair value of cash flow hedges and foreign currency translation adjustments.  A reconciliation of comprehensive income for the three and six months ended August 4, 2007 and July 29, 2006 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	Aug. 4, 2007	Jul. 29, 2006	Aug. 4, 2007	Jul. 29, 2006
Net earnings	$37,482	$20,646	$73,009	$41,317
Foreign currency translation adjustment	1,074	(51)	10,205	3,930
Unrealized loss on hedges, net of tax effect	(883)	—	(1,443)	—
Unrealized loss on investments, net of tax effect	(138)	(250)	(99)	(194)
SERP prior service cost and actuarial valuation loss amortization, net of tax effect	358	—	716	—
Comprehensive income	$37,893	$20,345	$82,388	$45,053

New Accounting Standards

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

 (3)                              Accounts Receivable

Accounts receivable consists of trade receivables, net of reserves of $15.3 million and $16.6 million, at August 4, 2007 and February 3, 2007, respectively, and royalty receivables, less allowance for doubtful accounts of $0.2 million and $0.3 million, at August 4, 2007 and February 3, 2007, respectively.

(4)                                 Inventories

Inventories consist of the following (in thousands):

	Aug. 4, 2007	Feb. 3, 2007
Raw materials	$7,625	$3,151
Work in progress	3,421	3,166
Finished goods — Europe	85,662	63,114
Finished goods — Retail	96,923	78,097
Finished goods — Wholesale	32,746	26,140
	$226,377	$173,668

As of August 4, 2007 and February 3, 2007, reserves to write-down inventories to the lower of cost or market totaled $15.9 million and $14.1 million, respectively.

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

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  The Company had $1.7 million accrued for interest and no accrued penalties at August 4, 2007.

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

Net revenue and earnings from operations are summarized as follows for the three and six months ended August 4, 2007 and July 29, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	Aug. 4, 2007	Jul. 29, 2006	Aug. 4, 2007	Jul. 29, 2006
Net revenue:
Retail operations	$201,573	$166,095	$381,102	$316,956
Wholesale operations	57,278	32,824	116,473	66,184
European operations	107,888	48,766	226,807	115,882
Licensing operations	21,548	14,264	41,854	28,610
	$388,287	$261,949	$766,236	$527,632

Earnings from operations:
Retail operations	$27,761	$20,939	$47,653	$34,628
Wholesale operations	10,193	5,394	20,894	8,466
European operations	19,366	8,219	47,083	25,163
Licensing operations	19,107	13,232	36,464	25,120
Corporate overhead	(17,066)	(14,136)	(34,799)	(25,452)
	$59,361	$33,648	$117,295	$67,925

Due to the seasonal nature of these business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(7)                                 Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	Aug. 4, 2007	Feb. 3, 2007
Short-term borrowings with European banks	$1,419	$18,831
European capital lease, maturing quarterly through 2016	19,800	19,309
	21,219	38,140
Less short-term borrowings and current installments of capital lease obligations	3,550	20,804
Capital lease obligations, excluding current installments	$17,669	$17,336

On September 19, 2006, the Company and certain of its affiliates entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. The Credit Facility replaced the (a) Amended and Restated Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Western) (formerly known as Congress Financial Corporation (Western)) and Guess, Guess? Retail, Inc. and Guess.com, Inc., dated as of December 20, 2002, as amended, and (b) Canadian Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Canada) (formerly known as Congress Financial Corporation (Canada)) and Guess Canada, dated as of December 20, 2002, as amended (together, the “Prior Credit Facility”).

The obligations under the Credit Facility are guaranteed by certain of the Company’s existing and future domestic subsidiaries, and such obligations, including the guarantees, are secured by (a) substantially all present and future property and assets of the Company and each guarantor and (b) the equity interests of certain of the Company’s direct and indirect U.S. subsidiaries and 65% of the equity interests of the Company’s first tier foreign subsidiaries.

Direct borrowings under the Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (which was 0.75% at August 4, 2007) based on the Company’s leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) for domestic loans, 0.50% in excess of the federal funds rate, and for Canadian loans, 0.50% in excess of the average rate for 30 day Canada dollar bankers’ acceptances, or (ii) the rate of interest as announced by Bank of America as its “prime rate,” in each case as in effect from time to time, plus an applicable margin (which was 0.0% at August 4, 2007) based on the Company’s leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At August 4, 2007, the Company had $12.6 million in outstanding standby letters of credit, $26.9 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

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

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy.  Under these agreements, which are generally secured by certain European accounts receivable, the Company can borrow up to $152.7 million, limited by accounts receivable balances at the time of borrowing.  Based on the applicable accounts receivable balances at August 4, 2007, the Company could have borrowed up to approximately $120.0 million under these agreements, plus an additional $5.5 million under one of the agreements which is secured by a standby letter of credit issued under the Credit Facility.  At August 4, 2007, the Company had $1.1 million of outstanding borrowings and $6.7 million in outstanding documentary letters of credit under these agreements.  The agreements are denominated in Euros, have no financial ratio covenants or stated maturities and provide for annual interest rates ranging from 4.0% to 7.8%.  In addition, as part of the acquisition of Focus Europe S.r.l., as described in Note 12 to the Condensed Consolidated Financial Statements, effective December 31, 2006, the Company acquired $0.3 million of bank debt with an interest rate of Euribor six-month rate plus 1.0%.  The Company has classified this debt as current as it intends to pay this debt down in the short-term.

The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs which were completed in 2006. Key functions related to the Company’s Italian operation are represented in this building, including design and merchandising.  This transaction resulted in a capital lease obligation of $19.8 million as of August 4, 2007. The Company entered into separate interest rate swap agreements designated as non-hedging instruments resulting in a fixed rate of 3.55%. These interest rate swap agreements mature through 2016 and convert the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of August 4, 2007 was approximately $0.9 million.

(8)                                 Stock-Based Compensation

The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans during the three and six months ended August 4, 2007 and July 29, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	Aug. 4, 2007	Jul. 29, 2006	Aug. 4, 2007	Jul. 29, 2006
Stock options	$1,375	$951	$2,689	$2,032
Nonvested stock awards/units	2,888	585	5,467	709
Employee Stock Purchase Plan	191	151	273	267
Total stock-based compensation expense	$4,454	$1,687	$8,429	$3,008

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $11.4 million and $41.4 million, respectively, as of August 4, 2007.

The weighted average fair values of options at their grant date during the six months ended August 4, 2007 and July 29, 2006 were $20.10 and $11.19, respectively.

On January 1, 2007, the Company granted Paul Marciano, Chief Executive Officer and Vice Chairman, one million nonvested stock awards which are subject to certain performance-based vesting conditions over a five year period.  On March 19, 2007, the Company made an annual grant of 206,500 stock options and 243,830 nonvested stock awards/units to its employees.

On August 6, 2007, the Company granted Carlos Alberini, President and Chief Operating Officer, 150,000 nonvested stock awards which are subject to certain performance-based vesting conditions over a four and one-half year period.

(9)                                 Related Party Transactions

The Company is engaged in various transactions with entities affiliated with trusts for the respective benefit of Maurice and Paul Marciano, who are executives of the Company, Armand Marciano, their brother and former executive of the Company, and certain of their children (“the Marciano Trusts”).

The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect at August 4, 2007, with expiration dates in February 2008, July 2008 and December 2014.

Aggregate rent expense under the related party leases in effect was $1.7 million for both of the six months ended August 4, 2007 and July 29, 2006.  The Company believes the related party leases have not been significantly affected by the fact that the Company and the lessors are related.

The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through an independent third party management company contracted by MPM Financial to manage its aircraft.  Pursuant to the original arrangements with MPM Financial and The Air Group, Inc. (the “Air Group”), MPM Financial’s original third party aircraft management company, the Company was entitled to receive a 10% discount from the standard hourly charter rates charged by the Air Group.  The arrangements among the Company, MPM Financial and the Air Group were subsequently terminated and a new independent third party, Avjet Corporation (“Avjet”), has been engaged by MPM Financial to manage its aircraft.  Under an informal arrangement with MPM Financial and Avjet, the Company has and may from time to time continue to charter aircraft owned by MPM Financial through Avjet at a discount from Avjet’s preferred customer hourly charter rates. The total fees paid under these arrangements during the first six months ended August 4, 2007 and July 29, 2006, were $0.4 million and $0.2 million, respectively.

On January 1, 2003, the Company entered into a license agreement with BARN S.r.l. (“BARN”), an Italian corporation, under which the Company granted BARN the right to manufacture and distribute children’s clothing in certain territories of Europe for a term of three years. The license agreement was amended as of June 19, 2006 to, among other things, extend the term until December 31, 2009.  The license agreement has terms substantially similar to the Company’s other license agreements. Two key employees of the Company’s wholly-owned subsidiary, GUESS? Italia, S.r.l., own BARN. During the six months ended August 4, 2007 and July 29, 2006, the Company recorded $0.8 million and $0.6 million in revenues, respectively, related to this license. At August 4, 2007, the Company had $0.3 million royalty receivables due from BARN.  The receivables outstanding at February 3, 2007 were negligible.

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

Incentive Bonuses

Certain officers and key employees of the Company are entitled to incentive bonuses, primarily based on net earnings of the Company or earnings of the particular operations impacted by these key employees. In addition, on September 27, 2005 the Compensation Committee of the Board of Directors of the Company approved performance criteria for the payment of special bonuses to Paul Marciano, Chief Executive Officer and Vice Chairman of the Board of the Company, under the Company’s 2004 Equity Incentive Plan if the performance targets with respect to future earnings from operations for the Company’s licensing segment are met. The Company recorded bonus related expense of $0.7 million, including payroll taxes, in the six months ended August 4, 2007 related to these special licensing bonuses. If the pre-established licensing performance targets are achieved in calendar 2007 and 2008 and the Company receives a fixed cash rights payment of $35.0 million due in 2012 from one of its licensees, the Company will record an expense of $5.0 million in special bonus, plus applicable payroll taxes, which will be payable to Paul Marciano through January 2012.

Litigation

On February 1, 2005, a complaint was filed by Michele Evets against the Company in the Superior Court of the State of California for the County of San Francisco. The complaint purported to be a class action filed on behalf of current and former GUESS? store managers in California. Plaintiffs seek overtime wages and a preliminary and permanent injunction. The Company answered the complaint on April 28, 2005. The parties participated in a voluntary mediation in August 2006 and in February 2007 executed a settlement agreement, which shall become effective upon final court approval.  A hearing date for final court approval has been set for November 2007.  During the third quarter of 2006, the Company accrued $1.0 million related to net charges in connection with the proposed settlement arrangement.

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian subsidiary, Maco Apparel S.p.A. (“Maco”), in Florence, Italy, acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe.  As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004 and 2005 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. A hearing with the Florence Provincial Tax Commission has been set for October 29, 2007.  The Company has concluded that the amount of any possible loss would not be material to the Company’s consolidated financial statements and that the likelihood of incurring a loss is less than probable. Accordingly, no liability related to this matter has been accrued.

The Company is also involved in various other employment-related claims and other matters incidental to the Company’s business, the resolution of which are not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. With the exception of the class action accrual discussed above, no material amounts were accrued as of August 4, 2007 related to any of the Company’s other legal proceedings.

Corporate Aircraft

In May 2006, the Company entered into an agreement to acquire a new corporate aircraft with a scheduled delivery date in December 2007 and has made down payments of approximately $16.5 million, with additional progress payments totaling $2.4 million to be made through the expected delivery date.  The Company is currently considering entering into a sale and leaseback arrangement on completion of construction of the aircraft.

(11)                          Supplemental Executive Retirement Plan

The components of net periodic pension cost for the three and six months ended August 4, 2007 and July 29, 2006 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Aug. 4, 2007	Jul. 29, 2006	Aug. 4, 2007	Jul. 29, 2006
Service cost	$53	$35	$106	$70
Interest cost	431	295	862	590
Net amortization of unrecognized prior service cost	436	436	872	872
Net amortization of actuarial losses	145	—	290	—
Net periodic defined benefit pension cost	$1,065	$766	$2,130	$1,532

As a non-qualified pension plan, no funding of the SERP is required.  However, the Company expects to make annual payments into an insurance policy held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The Company has made two payments into the policy as of August 4, 2007. The cash surrender value of the insurance policy was $9.9 million as of August 4, 2007 and is included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust.

(12)                          Focus Acquisition

Effective December 31, 2006, Guess?, Inc., through its wholly-owned subsidiary, GUESS? Europe, B.V. (“Purchaser”), completed the acquisition of 75% of the equity interest of Focus Europe S.r.l. (“Focus”) from Focus Pull S.p.A. (“Seller”). The Focus agreement also provides for the acquisition of 75% of the equity interest of Focus Spain S.A. (“Focus Spain”), subject to certain closing conditions.

Since 1997, the Company has licensed to Focus the right to manufacture, distribute and retail “GUESS by MARCIANO” contemporary apparel for women and men in Europe, the Middle East and Asia. The acquisition of the licensee is expected to further accelerate the Company’s expansion in Europe.

The Focus purchase price was finalized in May 2007 in the amount of €18.4 million ($24.3 million) after resolving certain purchase price contingencies with the Seller.  The assets included in the Focus entity acquired at closing comprised inventories not older than one year, certain long term assets used to operate the business including leasehold interests related to four GUESS by MARCIANO stores and approximately €1.1 million ($1.5 million) in cash to pay for certain acquired obligations. These obligations, that included certain royalties payable to the Company under the pre-existing license agreement and certain amounts due under a loan agreement, are explicitly limited to the €1.1 million ($1.5 million) cash acquired. The Purchaser did not assume any trade receivables, other payables or other debt as part of the acquisition.

At closing, the Purchaser paid approximately €10.0 million ($13.2 million) in cash and the Company issued €2.0 million ($2.6 million) in Guess?, Inc. common stock based on the stock price at the closing date.  After resolving the Focus purchase price contingencies, additional payments of €6.4 million ($8.5 million) were paid to the Seller as of May 23, 2007.

The agreement also provides that at specific times during 2008, 2009 and 2010, Seller may require the Purchaser to acquire the remaining 25% of equity interests in Focus and Focus Spain for cash based upon a multiple of Focus’ consolidated net income for the immediately preceding fiscal year. The agreement further provides that, at a specific time in 2011, the Purchaser will have the option to purchase the remaining 25% of equity interest in Focus and Focus Spain for cash based upon a multiple of Focus’ consolidated net income for the immediately preceding fiscal year.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Focus (in thousands):

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

(13)                          Derivative Financial Instruments

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

The Company had USD forward contracts in Canada, totaling $20.5 million at August 4, 2007, to hedge forecasted merchandise purchases that were designated as cash-flow hedges. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, and are recognized in cost of goods sold in the period which approximates the time the hedged merchandise inventory is sold. An unrealized loss of approximately US$1.4 million, net of tax, has been recorded in accumulated other comprehensive income at August 4, 2007, and will be recognized as a charge to cost of goods sold over the next thirteen months at the then current values, which can be different than the current quarter-end values. At August 4, 2007, the unrealized loss valuation of these forward contracts was approximately US$1.8 million and was recorded in current liabilities on the consolidated balance sheet.

(14)                        Subsequent Events

On September 4, 2007, the Board of Directors declared a regular quarterly cash dividend of $0.08 per share on the Company’s common stock, an increase of 33.3% over the $0.06 per share paid in the prior quarter.  The dividend will be payable on October 5, 2007 to shareholders of record at the close of business on September 19, 2007.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

IMPORTANT NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may also be contained in the Company’s other reports filed under the Securities Exchange Act of 1934, as amended, in its press releases and in other documents.  In addition, from time to time, the Company through its management may make oral forward-looking statements.  These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “continue”, and other similar terms and phrases, including references to assumptions.

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

Summary

The business segments of the Company are retail, wholesale, European and licensing operations.  Information relating to these segments is summarized in Note 6 to the Condensed Consolidated Financial Statements.  The Company believes this segment reporting reflects how its four business segments are managed and each segment’s performance is evaluated.  The retail segment includes the Company’s retail operations in North America.  The wholesale segment includes the wholesale operations in North America, and internationally, excluding Europe.  The European segment includes both wholesale and retail operations in Europe.  The licensing segment includes the worldwide licensing operations of the Company.  The business segments results exclude corporate overhead costs, which consist of shared costs of the organization.  These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal.

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

On January 18, 2007, the Board of Directors of the Company approved a change in the Company’s fiscal year end from December 31 to the Saturday nearest January 31 of each year.  The change, which aligned the Company’s reporting cycle with the National Retail Federation, or NRF, fiscal calendar and is expected to provide for more consistent quarter-to-quarter comparisons, is effective for the Company’s 2008 fiscal year.  The Company’s 2008 fiscal year began on February 4, 2007 and will end on February 2, 2008, resulting in a one-month transition period that began January 1, 2007 and ended February 3, 2007.  The unaudited results of the one month ended February 3, 2007 were included in the Company’s Form 10-Q filed on June 13, 2007.  The audited results for the one month ended February 3, 2007 will be included separately in the Company’s Annual Report on Form 10-K for the fiscal year ending February 2, 2008.

The quarter ended August 4, 2007 had the same number of days as the quarter ended July 29, 2006.

The Company reports NRF calendar comparable store sales on a quarterly basis for its full-price retail and factory outlet stores in the U.S. and Canada.  A store is considered comparable after it has been open for 13 full months.  If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store is removed from the comparable store base until it has been opened at its new size, in its new location or under its new concept for 13 full months.

Executive Summary

The Company

The Company’s operations generated net earnings of $37.5 million, or diluted earnings of $0.40 per share, for the quarter ended August 4, 2007, compared to net earnings of $20.6 million, or diluted earnings of $0.22 per share, for the quarter ended July 29, 2006. All of our business segments contributed to this growth. The European segment was the largest contributor to the growth in revenues and earnings from operations, representing 46.8% of the consolidated revenue growth and 43.4% of the consolidated earnings from operations growth. These results also reflect higher comparable store sales growth, retail store expansion, and improved retail occupancy leverage in the U.S. and Canada. During the period, our wholesale business increased revenues, driven by our new South Korea operation and stronger product performance in North America. Our licensing business increased revenues across all key accessories categories and footwear.

Total net revenues increased 48.2% to $388.3 million for the quarter ended August 4, 2007, from $261.9 million for the quarter ended July 29, 2006, with all segments contributing to this improvement.  Our European segment contributed almost half and our retail segment contributed more than a quarter of this revenue growth.  Gross margin improved 250 basis points to 44.6% for the quarter ended August 4, 2007, compared to the same prior year period.  The gross margin improvement was driven by the relative growth of the Company’s European business, which yields a higher gross margin than the retail and wholesale segments, occupancy leverage in our retail segment and the favorable impact to revenues relating to gift card breakage (see below).  SG&A expenses increased 48.7% to $114.0 million for the quarter ended August 4, 2007 compared to $76.7 million for the quarter ended July 29, 2006.  This increase in SG&A expenses was driven by investments in new businesses, including Focus Europe S.r.l. (“Focus”), the Company’s South Korea operation and the launch of our new G by GUESS concept, along with additional selling and merchandising costs, increased advertising and design costs, increased European infrastructure costs, and additional performance-based compensation expenses.  As a percentage of revenues, SG&A expense was flat at 29.3% for the quarter ended August 4, 2007, compared to the prior-year period, reflecting the impact of higher expenses from our new investments offset by leveraging the fixed costs on increased sales volume in our existing businesses.  Overall, the improved gross margin and flat SG&A spending as a percentage of net revenues resulted in an increase in the Company’s operating margin to 15.3% for the quarter ended August 4, 2007, up 250 basis points from 12.8% for the quarter ended July 29, 2006.  During the period, the Company completed its analysis of its unredeemed gift card liabilities for the U.S retail business and adopted the redemption method of accounting for gift cards.  This resulted in a one-time increase to revenues for gift card breakage of $3.1 million or $0.02 per diluted share.  Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods.  The reduction in the effective tax rate to 39.1% for the quarter compared to 39.9% in the prior year quarter also contributed positively to the improvement in net earnings and diluted earnings per share.

The Company had $200.5 million in cash and cash equivalents as of August 4, 2007, compared to $196.0 million as of July 29, 2006.  Total debt, including capital lease obligations, as of August 4, 2007, was $21.2 million, down $52.0 million from $73.2 million as of July 29, 2006.  The reduction of debt was driven primarily by the early redemption of the Company’s 6.75% secured notes of $32.8 million at the end of 2006.  Receivables increased by $77.8 million, or 71.4%, to $186.9 million at August 4, 2007, compared to $109.1 million at July 29, 2006.  The increase in receivables primarily supported the revenue growth in Europe, including revenues from the recently acquired 75% interest in the Focus operation and the revenue growth in South Korea and Greater China.  Inventory increased by $93.9 million, or 70.9%, to $226.4 million as of August 4, 2007, compared to $132.5 million as of July 29, 2006.  Approximately $49.3 million of this increase was attributed to new businesses including Focus, our new South Korea operation, our Mexico and Greater China operations and our new G by GUESS store concept, with the remaining increase to support anticipated sales growth in our European and North American operations.

Retail

Our retail segment, comprising North American full-priced retail and factory outlet stores and E-commerce, generated net sales of $201.6 million during the quarter ended August 4, 2007, an increase of 21.4% from $166.1 million in the prior year period.  This growth was driven by a comparable store sales growth of 16.2% and a larger store base, which represented a net 3.9% increase in average square footage compared to the quarter ended July 29, 2006.  The increase in net revenue was primarily due to growth in our accessories, women’s, men’s, and footwear lines of business.  Retail earnings from operations increased by $6.9 million to $27.8 million for the quarter ended August 4, 2007, compared to $20.9 million for the quarter ended July 29, 2006.  This increase was primarily driven by higher sales volume coupled with better store occupancy cost leverage and gift card breakage income, partially offset by increased spending to support a larger store base and investments in infrastructure to support our new G by GUESS brand initiative.  For more details on gift card breakage income, see “Application of Critical Accounting Policies”.  Operating margin increased 120 basis points to 13.8% in the quarter ended August 4, 2007, compared to 12.6% in the quarter ended July 29, 2006.

During the quarter, we opened 12 new stores and closed one underperforming store in the U.S. and Canada.  At August 4, 2007, we operated 347 stores in the U.S. and Canada, comprised of 180 full-priced retail stores, 94 factory outlet stores, 32 Marciano stores, 16 GUESS? Accessories stores and 25 G by GUESS stores.  This compares to 322 stores as of July 29, 2006.  We have continued to develop the MARCIANO and GUESS? Accessories concept stores, and we believe that over time these concepts can grow to become significant chains in North America.  The MARCIANO brand, a contemporary line that commands higher price points, is also available in approximately one third of our full-price GUESS? retail stores in the U.S. and Canada.  G by GUESS, which launched early 2007, is a new brand and store concept that offers a full line of apparel for women and men and a full line of accessories and footwear to support the lifestyle of this customer and is aimed to capture a market demographic that is younger and shops price points between our factory and full-priced retail stores.

Wholesale

Wholesale segment revenues increased by $24.5 million, or 74.5%, to $57.3 million for the quarter ended August 4, 2007, from $32.8 million for the quarter ended July 29, 2006.  The increase in net revenues was primarily due to international expansion, including South Korea (which we began to operate directly in January 2007), which contributed more than half of this increase, coupled with growth in the North American wholesale business.  Earnings from operations for the wholesale segment improved by $4.8 million, or 89.0%, to $10.2 million for the quarter ended August 4, 2007, from $5.4 million for the prior year period, driven by increased sales unit volume and higher gross margin as a result of higher mark-ups, partially offset by increased spending on infrastructure to support growth of the new businesses in Asia.  Operating margin increased 140 basis points to 17.8% in the quarter ended August 4, 2007, compared to 16.4% for the quarter ended July 29, 2006.

Europe

In Europe, revenues increased by $59.1 million, or 121.2%, to $107.9 million for the quarter ended August 4, 2007, compared to $48.8 million for the quarter ended July 29, 2006.  The majority of the revenue growth was generated by the European wholesale business, driven by continued growth in both our accessories and apparel businesses and our recent acquisition of a 75% equity interest in Focus, the Company’s licensee for GUESS by MARCIANO contemporary apparel for women and men in Europe, the Middle East and Asia.  At August 4, 2007, we directly operated 30 stores in Europe, which includes the four stores acquired as part of the Focus acquisition, versus 20 stores in the prior year quarter.  Earnings from operations from our European segment increased by $11.2 million, or 135.6%, to $19.4 million for the quarter ended August 4, 2007, from $8.2 million for the quarter ended July 29, 2006 due to the gross profit generated by the higher sales volume discussed above, partially offset by additional SG&A spending relating to selling expenses and our recent Focus acquisition.  Operating margin increased 110 basis points to 18.0% in the quarter ended August 4, 2007, compared to 16.9% for the quarter ended July 29, 2006.

Licensing

Our licensing business revenues increased by $7.2 million, or 51.1%, to $21.5 million for the quarter ended August 4, 2007, from $14.3 million for the quarter ended July 29, 2006.  This increase was driven by growth in several product categories, especially handbags, watches, and footwear, and the increased recognition of licensing revenues as a result of the amortization of fixed cash rights payments received from licensees relating to previously renegotiated contracts based on the periods these contracts represent.  The increase in net royalties was partially offset by the loss of royalty revenue from our GUESS by MARCIANO and South Korean licensees, both businesses which we now operate directly and are therefore no longer a part of the licensing segment.  Licensing segment earnings from operations increased $5.9 million, or 44.4%, to $19.1 million for the quarter ended August 4, 2007, from $13.2 million for the quarter ended July 29, 2006.  Operating margin decreased 410 basis points to 88.7% in the quarter ended August 4, 2007 compared to 92.8% for the quarter ended July 29, 2006 due primarily to additional performance based compensation expense.

Outside of the U.S. and Canada, during the quarter ended August 4, 2007, together with our partners we opened 38 new stores, including 15 in Europe, 22 in Asia and one store in Central America.  We ended the quarter with 541 stores outside of the U.S. and Canada, of which 365 were GUESS? stores, 29 were GUESS by MARCIANO stores, 100 were GUESS? Accessories stores and 47 were concessions based in South Korea and China that are directly operated by the Company.  Of the 541 stores, 87 were operated by the Company and 454 were operated by licensees or distributors.

Corporate Overhead

Corporate overhead increased by $2.9 million, or 20.7%, to $17.1 million for the quarter ended August 4, 2007, from $14.1 million for the quarter ended July 29, 2006.  This increase was primarily due to increased performance-based compensation costs.

Application of Critical Accounting Policies

Our critical accounting policies reflecting our estimates and judgments are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007.  With the exception of the adoption of FIN 48 in January 2007, the accounting for derivatives and the accounting for gift card breakage income discussed below, we have not changed those policies since such date.

The Company adopted FIN 48 in January 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company adopted FIN 48 in the one month ended February 3, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations.  The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  See Note 5 to the Condensed Consolidated Financial Statements for further information regarding the adoption of FIN 48.

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

The Company completed its analysis of unredeemed electronic gift card liabilities in the quarter ended August 4, 2007 for the U.S. retail business.  Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods.  Beginning with the quarter ended August 4, 2007, these amounts will be accounted for under the redemption recognition method and will be classified as additional net revenues as the gift cards are redeemed.  The Company determined a gift card breakage rate of approximately 6.5% in the quarter ended August 4, 2007 based upon historical redemption patterns, which represented the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002.  Based upon historical redemption trends, the Company recognized during the quarter a one-time cumulative increase to revenue of $3.1 million or $0.02 per diluted share.  In future periods, the Company will recognize estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed.

RESULTS OF OPERATIONS

Three months ended August 4, 2007 and July 29, 2006.

NET REVENUE.  Net revenue for the quarter ended August 4, 2007 increased by $126.4 million, or 48.2%, to $388.3 million, from $261.9 million for the quarter ended July 29, 2006.  All segments contributed to this revenue growth with double-digit increases.  Our European segment was the largest contributor to this revenue growth.

Net revenue from retail operations increased by $35.5 million, or 21.4%, to $201.6 million for the quarter ended August 4, 2007, from $166.1 million for the quarter ended July 29, 2006.  The increase was driven by a comparable store sales growth of 16.2% and an average of 22 net additional stores during the quarter ended August 4, 2007 resulting in a 3.9% increase in average square footage compared to the prior year period.  Currency fluctuations accounted for $2.1 million of the increase in net revenue relating to our Canadian retail stores.

Net revenue from wholesale operations increased $24.5 million, or 74.5%, to $57.3 million for the quarter ended August 4, 2007, from $32.8 million for the quarter ended July 29, 2006.  Approximately 85% of this revenue growth was generated outside of the U.S., primarily in Asia, including revenue from our new South Korean operation.  Our North American wholesale net revenue growth was primarily attributable to strong product performance, which drove higher sales volume and higher margins.  Our products were sold in the U.S. in approximately 954 doors at the end of the quarter, compared to 862 doors at the end of the prior year quarter.  Currency fluctuations between the quarter ended August 4, 2007 and July 29, 2006 had a negligible impact on net revenue relating to our wholesale business.

Net revenue from European operations increased $59.1 million, or 121.2%, to $107.9 million for the quarter ended August 4, 2007, from $48.8 million for the quarter ended July 29, 2006.  The acquisition of a 75% equity interest in Focus contributed significantly to this revenue growth, combined with significant growth in our accessories and footwear businesses, growth in our core apparel business and new stores combined with positive same store sales growth in our existing retail stores.  Currency fluctuations accounted for $7.5 million of the increase in net revenue relating to our European operations.

Net royalty revenue from licensing operations increased $7.2 million, or 51.1%, to $21.5 million for the quarter ended August 4, 2007, from $14.3 million for the quarter ended July 29, 2006.  The increase was the result of the strength of the accessories business, particularly handbags, watches and footwear, and the recognition of additional licensing revenues as a result of the amortization of fixed cash rights payments received from licensees relating to previously renegotiated contracts based on the periods these contracts represent.  Licensing revenues were negatively impacted by the acquisition of the GUESS by MARCIANO licensee and the non-extension of the South Korean licensee, since both businesses are no longer included in the licensing segment and the underlying sales are reported as revenue in the European and wholesale segments, respectively.

GROSS PROFIT. Gross profit increased $63.1 million, or 57.1%, to $173.4 million for the quarter ended August 4, 2007, from $110.3 million for the quarter ended July 29, 2006.  The increase in gross profit primarily resulted from sales growth in all segments.

•                  Gross profit for the retail segment increased $17.0 million, or 28.4%, to $77.0 million for the quarter ended August 4, 2007, from $60.0 million for the quarter ended July 29, 2006, primarily due to higher sales volume, higher average selling prices and gift card breakage, partially offset by higher occupancy costs.

•                  Gross profit for the wholesale segment increased $9.3 million, or 77.1%, to $21.4 million for the quarter ended August 4, 2007, from $12.1 million in the prior year period, primarily due to the increase in international sales volume and higher mark-ups.

•                  Gross profit for the European operations increased $29.4 million, or 122.5%, to $53.4 million for the quarter ended August 4, 2007, from $24.0 million in the prior year period.  The increase in our European gross profit improvement was primarily attributable to higher sales volume in the existing European operations and the acquisition of a 75% equity interest in Focus at the end of 2006.

•                  Gross profit for the licensing segment increased $7.2 million, or 51.1%, to $21.5 million for the quarter ended August 4, 2007, from $14.3 million in the prior year period.  The licensing gross profit improvement was primarily the result of the strong sales performance of accessories, especially handbags, watches and our footwear lines.

Gross margin (gross profit as a percentage of total net revenues) increased 250 basis points to 44.6% for the quarter ended August 4, 2007, from 42.1% for the quarter ended July 29, 2006.  The gross margin improvement was driven by the relative growth of the Company’s European business, which yields a higher gross margin than the retail and wholesale segments, occupancy leverage in our retail segment and the favorable impact arising from the one-time gift card breakage adjustment.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  SG&A expenses increased by $37.3 million, or 48.7%, to $114.0 million for the quarter ended August 4, 2007, from $76.7 million for the quarter ended July 29, 2006.  The increase was primarily attributable to an incremental $13.5 million in spending required to support new businesses including Focus, the South Korea operation, additional infrastructure needed for the new G by GUESS brand initiative and expansion in Greater China and Mexico.  In addition, the increase was also attributable to increased store selling, merchandising and distribution costs of $11.7 million as a result of increased sales, incremental compensation expenses (primarily performance-based) of $3.3 million, additional advertising and marketing spending of $1.5 million and increased spending of $3.3 million on European infrastructure costs.  As a percentage of net revenue, SG&A expense was flat at 29.3% for both the quarter ended August 4, 2007 and the quarter ended July 29, 2006.

EARNINGS FROM OPERATIONS.  Earnings from operations increased by $25.7 million, or 76.4%, to $59.4 million for the quarter ended August 4, 2007, compared with earnings from operations of $33.6 million for the quarter ended July 29, 2006.

•                  The retail segment generated earnings from operations of $27.8 million for the quarter ended August 4, 2007, versus earnings from operations of $20.9 million for the quarter ended July 29, 2006.  The increase was driven by the higher sales and improved gross margin discussed above, partially offset by an increase in SG&A expenses including store selling expenses and pre-opening costs to support the new G by GUESS brand initiative.  Currency fluctuations accounted for $0.5 million of the increase in earnings from operations for our Canadian retail stores.

•                  Earnings from operations for the wholesale segment were $10.2 million for the quarter ended August 4, 2007, compared to earnings from operations of $5.4 million for the quarter ended July 29, 2006.  This increase was principally due to gross profit generated by incremental sales from our new South Korea operation and improved sales and gross margin in North America, partially offset by additional SG&A expenses in Asia, including South Korea, to build infrastructure in this region and support the increased sales.

•                  Earnings from operations for the European segment were $19.4 million for the quarter ended August 4, 2007, compared to $8.2 million for the quarter ended July 29, 2006.  The increase was primarily due to higher sales in the existing accessories and apparel wholesale businesses combined with the sales resulting from our acquisition of a 75% equity interest in Focus in late 2006 and higher sales in our Company-owned retail business in Europe.  Currency translation fluctuations accounted for $1.5 million of the increase in earnings from operations for our European operations.

•                  Earnings from operations for the licensing segment increased to $19.1 million for the quarter ended August 4, 2007, compared to $13.2 million for the quarter ended July 29, 2006.  The improvement was the result of higher revenues generated by our accessories product licensees and the recognition of additional licensing revenues relating to the amortization of fixed cash rights payments received from licensees relating to previously renegotiated contracts.  These increases were partially offset by the loss of royalty revenue from the GUESS by MARCIANO and South Korean licensees in the period compared to the prior year period.  The revenue growth was partially offset by an increase in performance-based compensation expense.

•                  Unallocated corporate overhead increased to $17.1 million for the quarter ended August 4, 2007, compared to $14.1 million for the quarter ended July 29, 2006, mainly due to higher performance-based compensation costs.

Higher gross margin (including the effect of the gift card breakage income), and a flat SG&A spending as a percentage of net revenues, resulted in an increase in operating margin of 250 basis points to 15.3% for the quarter ended August 4, 2007 from 12.8% for the prior year quarter.

INTEREST EXPENSE AND INTEREST INCOME.  Interest expense decreased to $0.4 million for the quarter ended August 4, 2007, compared to $1.8 million for the quarter ended July 29, 2006, primarily due to the early redemption of the Company’s 6.75% secured notes of $32.8 million at the end of 2006.  Total debt at August 4, 2007 was $21.2 million, and was comprised of $1.4 million of short-term bank debt from our European operations and $19.8 million of capital lease obligations relating to our Italian facilities.  On a comparable basis, the average debt balance for the quarter ended August 4, 2007 was $29.3 million, versus an average debt balance of $80.5 million for the quarter ended July 29, 2006.  Interest income increased to $2.0 million for the quarter ended August 4, 2007, compared to $1.5 million for the quarter ended July 29, 2006, due to higher average invested cash balances and higher interest rates on this invested cash.

OTHER INCOME, NET.  Other income was $0.5 million for the quarter ended August 4, 2007, compared to $0.8 million for the quarter ended July 29, 2006.  Other income in the quarter ended August 4, 2007 consisted of gains related to changes in foreign exchange rates on forward contracts and other foreign currency transactions, and favorable changes in value of insurance policy investments.

INCOME TAXES.  Income tax expense for the quarter ended August 4, 2007 was $24.0 million, or a 39.1% effective tax rate, compared to income tax expense of $13.7 million, or a 39.9% effective tax rate, for the quarter ended July 29, 2006.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  The decrease in the effective tax rate for the quarter ended August 4, 2007 was due to the relatively lower impact of permanent differences on our tax rate as our overall taxable income has increased.

NET EARNINGS.  Net earnings increased by $16.8 million, or 81.5%, to $37.5 million for the quarter ended August 4, 2007, from $20.6 million for the quarter ended July 29, 2006.

Six months ended August 4, 2007 and July 29, 2006

NET REVENUE.  Net revenue for the six months ended August 4, 2007 increased by $238.6 million, or 45.2%, to $766.2 million, from $527.6 million for the six months ended July 29, 2006.  All segments contributed to this revenue growth with double-digit increases.  The largest contribution to this revenue growth was generated by our European segment.

Net revenue from retail operations increased by $64.1 million, or 20.2%, to $381.1 million for the six months ended August 4, 2007, from $317.0 million for the six months ended July 29, 2006.  The increase was driven by a comparable store sales growth of 15.0% and an average of 22 net additional stores during the six months ended August 4, 2007 resulting in a 4.0% increase in average square footage compared to the prior year period.  Currency fluctuations accounted for $2.0 million of the increase in net revenue relating to our Canadian retail stores.

Net revenue from wholesale operations increased $50.3 million, or 76.0%, to $116.5 million for the six months ended August 4, 2007, from $66.2 million for the six months ended July 29, 2006.  Approximately 80% of this revenue growth was generated outside of the U.S., primarily in Asia, including revenue from our new South Korean operation.  Our North American wholesale net revenue growth was primarily attributable to strong product performance, which drove higher sales volume and higher margins.  Currency fluctuations between the six months ended August 4, 2007 and July 29, 2006 had a negligible impact on net revenue relating to our wholesale business.

Net revenue from European operations increased $110.9 million, or 95.7%, to $226.8 million for the six months ended August 4, 2007, from $115.9 million in the prior year period.  The acquisition of a 75% equity interest in Focus contributed significantly to this revenue growth, combined with significant growth in our accessories and footwear businesses, growth in our core apparel business and new stores combined with positive same store sales growth in our existing retail stores.  Currency fluctuations accounted for $18.2 million of the increase in net revenue relating to our European operations.

Net royalty revenue from licensing operations increased $13.3 million, or 46.3%, to $41.9 million for the six months ended August 4, 2007, from $28.6 million for the six months ended July 29, 2006.  The increase was the result of the strength of the accessories business, particularly handbags, watches, and footwear, and the recognition of additional licensing revenues as a result of the amortization of fixed cash rights payments received from licensees relating to previously renegotiated contracts based on the periods these contracts represent.  Licensing revenues were negatively impacted by the acquisition of the Focus licensee and the non-extension of the South Korean licensee, since both businesses are no longer included in the licensing segment and the underlying sales are reported as revenue in the European and wholesale segments, respectively.

GROSS PROFIT.  Gross profit increased $119.9 million, or 54.2%, to $340.8 million for the six months ended August 4, 2007, from $220.9 million for the six months ended July 29, 2006.  The increase in gross profit primarily resulted from sales growth in all segments.

•                  Gross profit for the retail segment increased $31.5 million, or 28.5%, to $141.8 million for the six months ended August 4, 2007, from $110.3 million for the six months ended July 29, 2006, primarily due to higher sales volume and higher average selling prices, partially offset by higher occupancy costs.

•                  Gross profit for the wholesale segment increased $22.3 million, or 99.4%, to $44.8 million for the six months ended August 4, 2007, from $22.5 million in the prior year period, primarily due to the increase in international sales volume, higher mark-ups and increased sales in North America.

•                  Gross profit for the European operations increased $52.8 million, or 88.7%, to $112.3 million for the six months ended August 4, 2007, from $59.5 million in the prior year period.  The European gross profit improvement was attributable to higher sales volumes in the existing European operations and the acquisition of a 75% equity interest in Focus at the end of 2006.

•                  Gross profit for the licensing segment increased $13.3 million, or 46.3%, to $41.9 million for the six months ended August 4, 2007, from $28.6 million in the prior year period.  The licensing gross profit improvement was primarily the result of the strong sales performance of accessories, especially handbags, watches and our footwear lines.

Gross margin (gross profit as a percentage of total net revenues) increased 260 basis points to 44.5% for the six months ended August 4, 2007, from 41.9% for the six months ended July 29, 2006.  The improvement in the overall gross margin was attributable to higher product margins in our retail segment due to higher mark-ups and gift card breakage income, improved occupancy leverage, higher mark-ups in our wholesale businesses and a higher mix of European net revenues, which generated a higher gross margin than the wholesale and retail segments.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  SG&A expenses increased by $70.5 million, or 46.0%, to $223.5 million for the six months ended August 4, 2007, from $153.0 million for the six months ended July 29, 2006.  The increase was primarily attributable to an incremental $26.8 million in spending required to support new businesses including Focus, the South Korea operation, additional infrastructure needed for the new G by GUESS brand initiative and expansion in Greater China and Mexico.  In addition, the increase was also attributable to additional store selling, merchandising and distribution costs of $21.6 million as a result of increased sales, incremental compensation expenses (primarily performance-based) of $8.7 million, additional advertising and marketing spending of $5.0 million and increased spending of $3.3 million on European infrastructure costs.  As a percentage of net revenue, SG&A expenses increased 20 basis points to 29.2% for the six months ended August 4, 2007, compared to 29.0% for the six months ended July 29, 2006.

EARNINGS FROM OPERATIONS.  Earnings from operations increased by $49.4 million, or 72.7%, to $117.3 million for the six months ended August 4, 2007, compared with earnings from operations of $67.9 million for the six months ended July 29, 2006.

•                  The retail segment generated earnings from operations of $47.7 million for the six months ended August 4, 2007, versus earnings from operations of $34.6 million for the six months ended July 29, 2006.  The increase in earnings from operations for the retail segment was driven by the higher sales and improved gross profit discussed above.  The increase was partially offset by an increase in store selling expenses and pre-opening costs to support the new G by GUESS store concept.  Currency fluctuations accounted for $0.5 million of the increase in earnings from operations for our Canadian retail stores.

•                  Earnings from operations for the wholesale segment were $20.9 million for the six months ended August 4, 2007, compared to earnings from operations of $8.5 million for the six months ended July 29, 2006.  This increase was principally due to incremental sales from our new South Korea operation and improved sales and gross margin in North America, partially offset by additional SG&A expenses in Asia, including South Korea, to build infrastructure in this region and support the increased sales.

•                  Earnings from operations for the European segment were $47.1 million for the six months ended August 4, 2007, compared to $25.2 million for the six months ended July 29, 2006.  The increase was primarily due to higher sales in the existing accessories and apparel wholesale businesses combined with the sales resulting from our acquisition of a 75% equity interest in Focus in late 2006.  In addition, our Company-owned retail business in Europe continued to improve, showing strong sales growth and higher profitability.  Currency translation fluctuations accounted for $3.9 million of the increase in earnings from operations for our European operations.

•                  Earnings from operations for the licensing segment increased to $36.5 million for the six months ended August 4, 2007, compared to $25.1 million for the six months ended July 29, 2006.  The improvement was the result of higher revenues generated by our accessories product licensees and the recognition of additional licensing revenues relating to the amortization of fixed cash rights payments received from licensees relating to renegotiated contracts.  These increases were partially offset by the loss of royalty revenue from the GUESS by MARCIANO and South Korean licensees in the period compared to the prior year period.

•                  Unallocated corporate overhead increased to $34.8 million for the six months ended August 4, 2007, compared to $25.5 million for the six months ended July 29, 2006, mainly due to higher performance-based compensation costs.

The higher gross margin, partially offset by increased SG&A spending as a percentage of net revenues, resulted in an increase in operating margin of 240 basis points to 15.3% for the six months ended August 4, 2007 from 12.9% for the prior year period.

INTEREST EXPENSE AND INTEREST INCOME.  Interest expense decreased to $1.3 million for the six months ended August 4, 2007, compared to $3.3 million for the six months ended July 29, 2006, primarily due to the early redemption of the Company’s 6.75% secured notes of $32.8 million at the end of 2006.  On a comparable basis, the average debt balance for the six months ended August 4, 2007 was $41.7 million, versus an average debt balance of $83.2 million for the six months ended July 29, 2006.  Interest income increased to $3.7 million for the six months ended August 4, 2007, compared to $2.7 million for the six months ended July 29, 2006, due to higher average invested cash balances and higher interest rates on this invested cash.

OTHER EXPENSE, NET.  Other expense was $0.4 million for the six months ended August 4, 2007, versus income of $1.1 million for the six months ended July 29, 2006.  Other expense in the six months ended August 4, 2007 consisted of net losses related to changes in foreign exchange rates on forward contracts and other foreign currency transactions, and favorable changes in value of insurance policy investments.

INCOME TAXES.  Income tax expense for the six months ended August 4, 2007 was $46.4 million, or a 38.9% effective tax rate, compared to income tax expense of $27.3 million, or a 39.9% effective tax rate, for the six months ended July 29, 2006.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  The decrease in the effective tax rate for the six months ended August 4, 2007 was due to the relatively lower impact of permanent differences on our tax rate as our overall taxable income has increased.

NET EARNINGS. Net earnings increased by $31.7 million, or 76.7%, to $73.0 million for the six months ended August 4, 2007, from $41.3 million for the six months ended July 29, 2006.

LIQUIDITY

We need liquidity primarily to fund our working capital in Europe, the expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure, existing operations, international growth and payment of dividends to our shareholders.  We have historically financed our operations primarily from internally generated funds and borrowings under our credit facilities and other bank facilities.  Please see “Important Notice Regarding Forward-Looking Statements” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

OPERATING ACTIVITIES

Net cash provided by operating activities was $61.8 million for the six months ended August 4, 2007, compared to $63.1 million for the six months ended July 29, 2006, or a decrease of $1.3 million. The $31.7 million growth in net income for the six months ended August 4, 2007 versus the prior year period was offset primarily by investments in inventory and accounts receivable relating to our new businesses, our existing European operations and our North American retail operations, partially offset by corresponding growth in accounts payable.

At August 4, 2007, the Company had working capital (including cash and cash equivalents) of $330.9 million compared to $283.9 million at February 3, 2007 and $221.4 million at July 29, 2006.  The Company’s primary working capital needs are for inventory and accounts receivable.  Accounts receivable at August 4, 2007 amounted to $186.9 million, up $77.8 million, compared to $109.1 million at July 29, 2006.  Approximately $43.6 million of the increase resulted from the growth in receivables related to our existing European business, which totaled $104.4 million at August 4, 2007, versus $60.7 million at July 29, 2006.  Approximately $50.3 million of the $104.4 million of receivables were insured for collection purposes.  The acquisition of a 75% equity interest in Focus, and our new South Korea and Greater China operations, accounted for approximately $28.7 million of the remaining growth in receivables, of which $3.3 million was insured.  The Company’s inventory levels increased $93.9 million to $226.4 million at August 4, 2007 from $132.5 million at July 29, 2006.  Approximately $49.3 million of this increase was attributed to the Company’s new businesses, including the acquisition of Focus, our new South Korea, Greater China, Hong Kong and Mexico operations, and our new G by GUESS store concept, with the remaining increase driven by our existing North American retail, European and other international operations to support anticipated sales growth in fiscal 2008.

INVESTING ACTIVITIES

Net cash used in investing activities increased to $57.7 million for the six months ended August 4, 2007, compared to $32.8 million for the six months ended July 29, 2006.  The increase in net cash used in investing activities was driven by the opening of 20 new stores in North America during the first half of the fiscal year compared to 17 new stores that were opened in the comparable prior year period, and the conversion of 18 stores to the new G by GUESS concept during the first half of this fiscal year.

FINANCING ACTIVITIES

Net cash used in financing activities increased to $13.6 million for the six months ended August 4, 2007, compared to $2.1 million for the six months ended July 29, 2006.  The increase in net cash used in financing activities was primarily due to payment of cash dividends of $11.2 million during the six months ended August 4, 2007.  No dividends were paid in the prior year period.

DIVIDEND POLICY

On February 12, 2007, the Board of Directors declared a quarterly cash dividend of $0.06 per share on the Company’s common stock. The cash dividend was paid on March 12, 2007 to shareholders of record as of the close of business on February 26, 2007.

On June 5, 2007, the Board of Directors declared a quarterly cash dividend of $0.06 per share on the Company’s common stock.  The dividend was paid on July 6, 2007 to shareholders of record at the close of business on June 20, 2007.

On September 4, 2007, the Board of Directors declared a quarterly cash dividend of $0.08 per share on the Company’s common stock.  The dividend will be payable on October 5, 2007 to shareholders of record at the close of business on September 19, 2007.

CAPITAL RESOURCES

During the six months ended August 4, 2007, the Company relied on trade credit, available cash, short-term borrowings from our European bank facilities, real estate leases, and internally generated funds to finance its operations and expansion.  The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, and interest and principal payments on its debt, and dividend payments to shareholders, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe.

Gross capital expenditures totaled $44.1 million, before deducting lease incentives of $6.0 million, for the six months ended August 4, 2007.  This compares to gross capital expenditures of $26.5 million, before deducting lease incentives of $3.4 million, for the six months ended July 29, 2006.  The Company’s capital expenditures for the full fiscal year 2008 are planned at approximately $99 million, before deducting estimated lease incentives of approximately $10 million, primarily for retail store expansion of approximately 54 stores in the U.S. and Canada, store remodeling programs, investments in information systems and enhancements in other infrastructure.

The Company evaluates strategic acquisitions and alliances and pursues those that we believe will support and contribute to our overall growth initiatives.  Effective December 31, 2006, the Company purchased for approximately $24.3 million, 75% of the outstanding shares of Focus, the Company’s licensee for “GUESS by MARCIANO” contemporary apparel for women and men in Europe, the Middle East and Asia.  In 2006, the Company paid $15.8 million of the purchase price ($13.2 million in cash and $2.6 million in Company common stock).  During 2007, the Company paid to the seller approximately $8.5 million.

CREDIT FACILITIES

On September 19, 2006, the Company and certain of its affiliates entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. The Credit Facility replaced the (a) Amended and Restated Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Western) (formerly known as Congress Financial Corporation (Western)) and Guess, Guess? Retail, Inc. and Guess.com, Inc., dated as of December 20, 2002, as amended, and (b) Canadian Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Canada) (formerly known as Congress Financial Corporation (Canada)) and Guess Canada, dated as of December 20, 2002, as amended (together, the “Prior Credit Facility”).

The obligations under the Credit Facility are guaranteed by certain of the Company’s existing and future domestic subsidiaries, and such obligations, including the guarantees, are secured by (a) substantially all present and future property and assets of the Company and each guarantor and (b) the equity interests of certain of the Company’s direct and indirect U.S. subsidiaries and 65% of the equity interests of the Company’s first tier foreign subsidiaries.

Direct borrowings under the Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (which was 0.75% at August 4, 2007) based on the Company’s leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) for domestic loans, 0.50% in excess of the federal funds rate, and for Canadian loans, 0.50% in excess of the average rate for 30 day Canada dollar bankers’ acceptances, or (ii) the rate of interest as announced by Bank of America as its “prime rate,” in each case as in effect from time to time, plus an applicable margin (which was 0.0% at August 4, 2007) based on the Company’s leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At August 4, 2007, the Company had $12.6 million in outstanding standby letters of credit, $26.9 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

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

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy.  Under these agreements, which are generally secured by certain European accounts receivable, the Company can borrow up to $152.7 million, limited by accounts receivable balances at the time of borrowing.  Based on the applicable accounts receivable balances at August 4, 2007, the Company could have borrowed up to approximately $120.0 million under these agreements, plus an additional $5.5 million under one of the agreements which is secured by a standby letter of credit issued under the Credit Facility.  At August 4, 2007, the Company had $1.1 million of outstanding borrowings and $6.7 million in outstanding documentary letters of credit under these agreements.  The agreements are denominated in Euros, have no financial ratio covenants or stated maturities and provide for annual interest rates ranging from 4.0% to 7.8%.  In addition, as part of the acquisition of Focus Europe S.r.l., as described in Note 12 to the Condensed Consolidated Financial Statements, effective December 31, 2006, the Company acquired $0.3 million of bank debt with an interest rate of Euribor six-month rate plus 1.0%.  The Company has classified this debt as current as it intends to pay this debt down in the short-term.

The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs which were completed in 2006. Key functions related to the Company’s Italian operation are represented in this building, including design and merchandising.  This transaction resulted in a capital lease obligation of $19.8 million as of August 4, 2007. The Company entered into separate interest rate swap agreements designated as non-hedging instruments resulting in a fixed rate of 3.55%. These interest rate swap agreements mature through 2016 and convert the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of August 4, 2007 was approximately $0.9 million.

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

U.S. Backlog

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 48 hours.  The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to stores.  Regarding our U.S. wholesale backlog, the scheduling of market weeks can affect the amount of orders booked in the backlog compared to the same date in the prior year.  This year’s backlog for product at August 25, 2007, as an example, reflected a longer shipping period of about two months for women’s product and a shorter shipping period of one month for men’s product compared to last year’s backlog at August 26, 2006.  We estimate that if we were to normalize the orders for this year’s backlog to make the comparison consistent with the prior year, then the current backlog would be up about 24.6% from the prior year.  Not taking into account the impact of this change, our U.S. wholesale backlog as of August 25, 2007, consisting primarily of orders for fashion apparel (including orders for the following fiscal year), was approximately $66.1 million, compared to $49.0 million for such orders at August 26, 2006, or up 34.9%.

Europe Backlog

Our European business operates with two primary wholesale selling seasons.  The Spring/Summer season, which ships mostly in January, February and March and the Fall/Winter season, which ships mostly in July, August and September.  Generally, the other months are relatively small shipping months.  However, customers have the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs.  Accordingly, a certain amount of orders in the backlog may be shipped outside of the traditional shipping months.  As of August 28, 2007, the European operations backlog was approximately $204.6 million.  The backlog comprises sales orders for the Fall/Winter 2007 and Spring/Summer 2008 seasons.  As discussed above, these orders are subject to cancellation and may not be indicative of eventual actual shipments.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

Approximately 53.3% of product sales and licensing revenue recorded for the six months ended August 4, 2007 were denominated in United States dollars.  The Company’s primary exchange rate risk relates to operations in Canada and Europe.  The Company enters into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on foreign currency transactions.

During the six months ended August 4, 2007, the Company purchased U.S. dollar forward contracts in Canada, totaling US$25.0 million to hedge forecasted merchandise purchases that were designated as cash-flow hedges at August 4, 2007.  As of August 4, 2007, approximately US$20.5 million were outstanding.  Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates.  These forward contracts are used to hedge forecasted merchandise purchases over specific months.  Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, and are recognized in cost of goods sold in the period which approximates the time the hedged merchandise inventory is sold.  An unrealized loss of approximately US$1.4 million, net of tax, has been recorded in accumulated other comprehensive income at August 4, 2007, and will be recognized as a charge to cost of goods sold over the next ten months at the then current values, which can be different than the current quarter-end values.  At August 4, 2007, the unrealized loss of these forward contracts was approximately US$1.8 million and was recorded in current liabilities on the consolidated balance sheet.

Also, the Company has foreign currency contracts that are not designated as hedges for accounting purposes.  Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expenses.  At August 4, 2007, the Company had Canadian dollar foreign currency contracts to purchase US$10.0 million and Euro foreign currency contracts to purchase US$18.6 million.  For the six months ended August 4, 2007, the Company recorded losses for the Canadian and Euro foreign currency contracts of US$1.7 million and US$1.6 million, respectively, which has been included in other income and expenses.  At August 4, 2007, the unrealized losses of these Canadian and Euro forward contracts were approximately US$0.9 million and US$1.1 million, respectively, and were recorded in current liabilities on the consolidated balance sheet.

At December 31, 2006, the Company had Canadian dollar currency exchange contracts to purchase US$3.0 million and Euro currency exchange contracts to purchase US$50.0 million.  The value of those contracts at December 31, 2006 were US$2.9 million and US$51.5 million, respectively.

Interest Rate Risk

At August 4, 2007, approximately 93.3% of the Company’s indebtedness related to a capital lease obligation which is covered by interest rate swap agreements resulting in a fixed interest rate of 3.55% over the life of the lease obligation. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest swap had an immaterial impact during the six months ended August 4, 2007. Substantially all of the Company’s remaining indebtedness, principally consisting of short-term borrowings under the short-term European borrowing agreements, is at variable rates of interest.  Accordingly, changes in interest rates would impact the Company’s results of operations in future periods.  A 100 basis point increase in interest rates would have increased interest expense for the quarter ended August 4, 2007 by approximately $0.1 million.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate.  At August 4, 2007, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There was no change in our internal control over financial reporting during the second quarter of the fiscal year ending February 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

On February 1, 2005, a complaint was filed by Michele Evets against the Company in the Superior Court of the State of California for the County of San Francisco. The complaint purported to be a class action filed on behalf of current and former GUESS? store managers in California. Plaintiffs seek overtime wages and a preliminary and permanent injunction. The Company answered the complaint on April 28, 2005. The parties participated in a voluntary mediation in August 2006 and in February 2007 executed a settlement agreement, which shall become effective upon final court approval.  A hearing date for final court approval has been set for November 2007.  During the third quarter of 2006, the Company accrued $1.0 million related to net charges in connection with the proposed settlement arrangement.

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian subsidiary, Maco Apparel S.p.A. (“Maco”), in Florence, Italy, acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe.  As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004 and 2005 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. A hearing with the Florence Provincial Tax Commission has been set for October 29, 2007.  The Company has concluded that the amount of any possible loss would not be material to the Company’s consolidated financial statements and that the likelihood of incurring a loss is less than probable. Accordingly, no liability related to this matter has been accrued.

The Company is also involved in various other employment-related claims and other matters incidental to the Company’s business, the resolution of which are not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. With the exception of the class action accrual discussed above, no material amounts were accrued as of August 4, 2007 related to any of the Company’s other legal proceedings.

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

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on June 18, 2007 (the “Meeting”). Proxies for the Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to management’s nominees for director as listed in the Proxy Statement. At the Meeting, the stockholders elected three directors and ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year. There were no other proposals voted upon by the stockholders at the Meeting. The stockholders voted at the Meeting as follows:

Description	For	Against	Withheld	Abstain	Broker Non-Votes

Election of Paul Marciano	84,504,372	N/A	5,171,743	N/A	—

Election of Anthony Chidoni	85,225,240	N/A	4,450,875	N/A	—

Election of Judith Blumenthal	89,387,280	N/A	288,835	N/A	—

Ratification of appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending February 2, 2008	89,208,413	456,260	N/A	11,442	—

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Exhibit Number	Description

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
*10.1

Amendment No. 2 to Credit Agreement dated as of September 19, 2006 by and among the Registrant and Guess? Canada Corporation, as Borrowers, lenders from time to time party thereto, Bank of America, N.A., as Domestic Administrative Agent and Domestic L/C Issuer, and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent and Canadian L/C Issuer, dated as of July 5, 2007.

*10.2	Executive Employment Agreement dated August 6, 2007 between the Registrant and Carlos Alberini.
*10.3	Restricted Stock Agreement dated August 6, 2007 between the Registrant and Carlos Alberini.
*31.1	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date: September 10, 2007	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President and Chief Operating Officer

Date: September 10, 2007	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)