Form 10-Q
period 2007-11-03
GUESS INC
filed 2007-12-12
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended November 3, 2007

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

As of December 6, 2007, the registrant had 94,275,070 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	Nov. 3, 2007	Feb. 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$191,878	$207,617
Accounts receivable, net	296,617	142,659
Inventories	222,956	173,668
Prepaid expenses and other current assets	24,136	19,561
Deferred tax assets	22,005	19,962
Total current assets	757,592	563,467
Property and equipment, net	219,984	162,555
Goodwill	25,837	24,651
Other intangible assets, net	20,280	17,664
Long-term deferred tax assets	51,274	48,264
Other assets	47,195	26,721
	$1,122,162	$843,322

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of short-term borrowings and capital lease obligations	$43,252	$20,804
Accounts payable	179,608	130,525
Accrued expenses	165,524	128,200
Total current liabilities	388,384	279,529
Capital lease obligations	18,152	17,336
Long-term deferred rent and lease incentives	40,574	30,956
Long-term deferred royalties	29,329	34,437
Other long-term liabilities	38,671	37,733
	515,110	399,991

Minority interests	6,215	4,607

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 134,996,786 and 133,883,942 shares, outstanding 94,272,361 and 93,105,488 shares at November 3, 2007 and February 3, 2007, respectively	943	931
Paid-in capital	249,520	218,613
Retained earnings	495,227	382,709
Accumulated other comprehensive income (loss)	7,027	(11,448)
Treasury stock, 40,724,425 and 40,778,454 shares repurchased at November 3, 2007 and February 3, 2007, respectively	(151,880)	(152,081)
Total stockholders’ equity	600,837	438,724
	$1,122,162	$843,322

See accompanying notes to condensed consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006
Net revenue:
Product sales	$446,672	$311,914	$1,171,054	$810,936
Net royalties	22,407	16,902	64,261	45,512
	469,079	328,816	1,235,315	856,448
Cost of product sales	250,598	174,285	676,069	480,976
Gross profit	218,481	154,531	559,246	375,472

Selling, general and administrative expenses	122,837	88,366	346,307	241,382
Earnings from operations	95,644	66,165	212,939	134,090

Other (income) expense:
Interest expense	888	1,517	2,199	4,776
Interest income	(1,636)	(1,770)	(5,384)	(4,491)
Other income	(685)	(1,646)	(324)	(2,770)
	(1,433)	(1,899)	(3,509)	(2,485)

Earnings before income tax expense and minority interests	97,077	68,064	216,448	136,575

Income tax expense	37,648	23,963	84,047	51,280
Minority interests	1,155	111	1,118	(12)

Net earnings	$58,274	$43,990	$131,283	$85,307

Earnings per share:
Basic	$0.63	$0.48	$1.42	$0.94
Diluted	$0.62	$0.48	$1.40	$0.93

Dividends declared per share	$0.08	—	$0.20	—

Weighted average shares outstanding:
Basic	92,516	90,846	92,194	90,486
Diluted	93,760	92,250	93,515	91,900

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended
	Nov. 3, 2007	Oct. 28, 2006

Cash flows from operating activities:
Net earnings	$131,283	$85,307
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	32,566	25,924
Amortization of intangible assets	4,270	2,067
Share-based compensation expense	13,541	4,965
Loss (gain) on disposition of long-term assets and property and equipment	1,547	(839)
Other items, net	3,969	1,849
Minority interests	1,118	(12)
Changes in operating assets and liabilities:
Accounts receivable	(153,958)	(93,712)
Inventories	(49,288)	(17,832)
Prepaid expenses and other assets	(16,968)	(13,636)
Accounts payable and accrued expenses	75,199	42,018
Long-term deferred rent and lease incentives	9,618	2,828
Long-term deferred royalties	(5,108)	(1,044)
Other long-term liabilities	2,680	1,631
Net cash provided by operating activities	50,469	39,514
Cash flows from investing activities:
Purchases of property and equipment	(78,316)	(40,226)
Disposition of short-term investments	—	748
Purchases of long-term investments and deposits on property and equipment	(14,886)	(8,307)
Net cash used in investing activities	(93,202)	(47,785)
Cash flows from financing activities:
Increase in short-term borrowings	24,577	23,671
Proceeds from notes payable and long-term debt	—	943
Repayments of notes payable and long-term debt	(1,313)	(16,839)
Dividends paid	(18,743)	—
Increase in restricted cash	—	(16,361)
Minority interest capital contributions	490	490
Issuance of common stock under employee stock plans	6,712	7,614
Excess tax benefits from share-based compensation	10,517	4,725
Net cash provided by financing activities	22,240	4,243
Effect of exchange rates on cash and cash equivalents	4,754	640
Net decrease in cash and cash equivalents	(15,739)	(3,388)
Cash and cash equivalents at beginning of period	207,617	167,194
Cash and cash equivalents at end of period	$191,878	$163,806

Supplemental disclosures about non-cash investing and financing activities:
Capital lease obligation incurred	—	$4,077

Supplemental cash flow data:
Interest paid	$1,551	$3,821
Income taxes paid	60,535	25,527

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 3, 2007

(unaudited)

(1)                                 Basis of Presentation

On January 18, 2007, the Board of Directors of the Company approved a change in the Company’s fiscal year end from December 31 to the Saturday nearest January 31 of each year. The change, which aligned the Company’s reporting cycle with the National Retail Federation (“NRF”) fiscal calendar and is expected to provide for more consistent quarter-to-quarter comparisons, is effective for the Company’s 2008 fiscal year. The Company’s 2008 fiscal year began on February 4, 2007 and will end February 2, 2008, resulting in a one-month transition period that began January 1, 2007 and ended February 3, 2007. This Quarterly Report on Form 10-Q includes the unaudited results for the three and nine months ended November 3, 2007 and October 28, 2006. The unaudited results for the one month ended February 3, 2007 were included in the Form 10-Q filed on June 13, 2007. The audited results for the one month ended February 3, 2007 will be included separately in the Company’s Annual Report on Form 10-K for the fiscal year ending February 2, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of November 3, 2007 and February 3, 2007, the condensed consolidated statements of operations for the three and nine months ended November 3, 2007 and October 28, 2006 and the condensed consolidated statements of cash flows for the nine months ended November 3, 2007 and October 28, 2006. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended November 3, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company has made certain reclassifications to the prior year’s consolidated financial statements to conform to classifications in the current year. These reclassifications had no impact on previously reported results of operations.

The three and nine months ended November 3, 2007 had the same number of days as the three and nine months ended October 28, 2006.

(2)                                 Summary of Significant Accounting Policies

Gift Cards

The Company completed its analysis of unredeemed electronic gift card liabilities in the quarter ended August 4, 2007 for the U.S. retail business. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Beginning with the quarter ended August 4, 2007, these amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company determined a gift card breakage rate of approximately 6.5% in the quarter ended August 4, 2007 based upon historical redemption patterns, which represented the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. As of November 3, 2007, the Company has recognized $3.4 million gift card breakage to revenue, of which $3.1 million, or $0.02 per diluted share, was a one-time cumulative adjustment recognized in the quarter ended August 4, 2007. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods.

Classification of Certain Costs and Expenses

The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in cost of product sales. Distribution costs related to the wholesale segment and European wholesale businesses are included in selling, general and administrative (“SG&A”) expenses and amounted to $5.4 million and $3.9 million for the three months ended November 3, 2007 and October 28, 2006, respectively, and $16.2 million and $11.5 million for the nine months ended November 3, 2007 and October 28, 2006, respectively. The Company includes store selling costs, selling and merchandising costs, advertising costs, wholesale distribution costs, design and other corporate overhead costs as components of SG&A expenses.

Stock Split

On February 12, 2007, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock to be effected in the form of a 100% stock dividend. Each shareholder of record at the close of business on February 26, 2007 was issued one additional share of common stock for every share of common stock owned as of that time. The additional shares were distributed on March 12, 2007. All share and per share amounts in these Condensed Consolidated Financial Statements have been adjusted to reflect the stock split.

Earnings Per Share

Basic earnings per share represent net earnings divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represent net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period using the treasury stock method.  For the three and nine months ended November 3, 2007 and October 28, 2006, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock and other nonvested equity awards and was not significant.  For the three months ended November 3, 2007 and October 28, 2006, options for 237,817 and 264,060, respectively, of the Company’s shares and for the nine months ended November 3, 2007 and October 28, 2006, options for 293,065 and 299,883, respectively, of the Company’s shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. The Company also excluded one million nonvested stock awards granted to Paul Marciano on January 1, 2007 and 150,000 nonvested stock awards granted to Carlos Alberini on August 6, 2007 from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to certain performance-based vesting conditions measured over a five-year period and a four and one-half year term, respectively, which had not been achieved by the end of the three and nine months ended November 3, 2007. Assuming the annual performance criteria had been achieved as of the three and nine months ended November 3, 2007, the incremental dilutive impact would have been approximately 133,646 and 94,388 shares, respectively.

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

Comprehensive Income

Comprehensive income consists of net earnings, Supplemental Executive Retirement Plan (“SERP”) related prior service cost and valuation loss amortization, unrealized gain on investments available for sale, the effective portion of the change in the fair value of cash flow hedges and foreign currency translation adjustments. A reconciliation of comprehensive income for the three and nine months ended November 3, 2007 and October 28, 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006
Net earnings	$58,274	$43,990	$131,283	$85,307
Foreign currency translation adjustment	10,500	(353)	20,705	3,575
Unrealized loss on hedges, net of tax effect	(1,794)	—	(3,237)	—
Unrealized gain (loss) on investments, net of tax effect	32	(109)	(67)	(301)
SERP prior service cost and actuarial valuation loss amortization, net of tax effect	358	—	1,074	—
Comprehensive income	$67,370	$43,528	$149,758	$88,581

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of adopting SFAS No. 157 but does not expect the adoption will have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value.  SFAS 159 provides entities an opportunity to mitigate volatility in reported earnings that is caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 but does not expect the adoption will have a material impact on its financial position and results of operations.

On December 4, 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will evaluate the impact of adopting SFAS 141(R) and SFAS 160 on its financial position and results of operations.

(3)                                 Accounts Receivable

Accounts receivable consists of trade receivables, net of reserves of $19.6 million and $16.6 million, at November 3, 2007 and February 3, 2007, respectively, and royalty receivables, less allowance for doubtful accounts of $0.2 million and $0.3 million, at November 3, 2007 and February 3, 2007, respectively.

(4)                                 Inventories

Inventories consist of the following (in thousands):

	Nov. 3, 2007	Feb. 3, 2007
Raw materials	$5,643	$3,151
Work in progress	3,599	3,166
Finished goods — Europe	48,858	63,114
Finished goods — Retail	126,230	78,097
Finished goods — Wholesale	38,626	26,140
	$222,956	$173,668

As of November 3, 2007 and February 3, 2007, reserves to write-down inventories to the lower of cost or market totaled $21.2 million and $14.1 million, respectively.

(5)                                 Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

The Company adopted FIN 48 in the one month ended February 3, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations. At the beginning of the one month ended February 3, 2007, the Company had approximately $5.5 million of total gross unrecognized tax benefits. Of this total, $3.0 million (net of the federal benefit on state issues) represented the amount of unrecognized tax benefits that, if recognized, would have favorably affected the effective income tax rate in any future periods.

The Company and its subsidiaries are subject to U.S. federal and foreign income tax as well as income tax of multiple state and foreign local jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state, local and foreign income tax matters have been concluded for years through 2000.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had accrued $1.7 million for interest and had not accrued penalties at November 3, 2007.

(6)                                 Segment Information

The business segments of the Company are retail, wholesale, European and licensing. Management evaluates segment performance based primarily on revenues and earnings from operations.  Corporate overhead, interest income and interest expense and other income and expense are evaluated on a consolidated basis and are not allocated to the Company’s business segments.

Net revenue and earnings from operations are summarized as follows for the three and nine months ended November 3, 2007 and October 28, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006
Net revenue:
Retail operations	$210,407	$178,834	$591,509	$495,790
Wholesale operations	76,901	43,939	193,375	110,123
European operations	159,363	89,141	386,170	205,023
Licensing operations	22,408	16,902	64,261	45,512
	$469,079	$328,816	$1,235,315	$856,448

Earnings from operations:
Retail operations	$31,440	$26,787	$79,093	$61,415
Wholesale operations	17,261	9,040	38,155	17,506
European operations	45,856	31,103	92,939	56,266
Licensing operations	17,969	13,115	54,433	38,235
Corporate overhead	(16,882)	(13,880)	(51,681)	(39,332)
	$95,644	$66,165	$212,939	$134,090

Due to the seasonal nature of these business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(7)                                 Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	Nov. 3, 2007	Feb. 3, 2007
Short-term borrowings with European banks	$41,171	$18,831
European capital lease, maturing quarterly through 2016	20,233	19,309
	61,404	38,140
Less short-term borrowings and current installments of capital lease obligations	43,252	20,804
Capital lease obligations, excluding current installments	$18,152	$17,336

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

Direct borrowings under the Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (which was 0.50% at November 3, 2007) based on the Company’s leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) for domestic loans, 0.50% in excess of the federal funds rate, and for Canadian loans, 0.50% in excess of the average rate for 30 day Canada dollar bankers’ acceptances, or (ii) the rate of interest as announced by Bank of America as its “prime rate,” in each case as in effect from time to time, plus an applicable margin (which was 0.0% at November 3, 2007) based on the Company’s leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At November 3, 2007, the Company had $24.2 million in outstanding standby letters of credit, $17.7 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Credit Facility requires the Company to comply with a leverage ratio and a fixed charge coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy. Under these agreements, which are generally secured by certain European accounts receivable, the Company can borrow up to $151.7 million, limited by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at November 3, 2007, the Company could have borrowed up to approximately $148.3 million under these agreements. In addition, the Company can borrow up to an additional $15.0 million under one of the agreements, which is secured by a standby letter of credit issued under the Credit Facility. As of November 3, 2007, approximately $7.1 million of this incremental $15.0 million arrangement was available for future borrowings. At November 3, 2007, the Company had $40.9 million of outstanding borrowings and $21.1 million in outstanding documentary letters of credit under these agreements. The agreements are denominated in Euros, have no financial ratio covenants or stated maturities and provide for annual interest rates ranging from 4.2% to 5.0%. In addition, as part of the acquisition of Focus Europe S.r.l., as described in Note 12 to the Condensed Consolidated Financial Statements, effective December 31, 2006, the Company acquired $0.3 million of bank debt with an interest rate of Euribor six-month rate plus 1.0%. The Company has classified this debt as current as it intends to pay this debt off in the short-term.

The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs which were completed in 2006. Key functions related to the Company’s Italian operation are located in this building, including design and merchandising. This transaction resulted in a capital lease obligation of $20.2 million as of November 3, 2007. The Company entered into separate interest rate swap agreements designated as non-hedging instruments resulting in a fixed rate of 3.55%. These interest rate swap agreements mature through 2016 and convert the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of November 3, 2007 was approximately $0.7 million.

The Company’s 51% owned Mexican subsidiary has a short-term borrowing agreement with a bank in Mexico expiring November 14, 2008, which is secured by one of our customer’s stand-by letter of credit for $1.7 million. The annual interest rate is Interbank Equilibrium Interest Rate (“TIIE”) plus 1.0%. At November 3, 2007, the Company had no outstanding borrowings under this agreement.

(8)                                 Stock-Based Compensation

The following table summarizes the stock-based compensation expense recognized under all of the Company’s stock plans during the three and nine months ended November 3, 2007 and October 28, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006
Stock options	$1,383	$1,281	$4,072	$3,313
Nonvested stock awards/units	3,614	579	9,079	1,288
Employee Stock Purchase Plan	117	97	390	364
Total stock-based compensation expense	$5,114	$1,957	$13,541	$4,965

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $10.3 million and $48.3 million, respectively, as of November 3, 2007.

The weighted average fair values of options at their grant date during the nine months ended November 3, 2007 and October 28, 2006 were $20.18 and $11.21, respectively.

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

The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect at November 3, 2007, with expiration dates in February 2008, July 2008 and December 2014.

Aggregate rent expense under the related party leases in effect was $2.6 million and $2.5 million, respectively, for the nine months ended November 3, 2007 and October 28, 2006. The Company believes the related party leases have not been significantly affected by the fact that the Company and the lessors are related.

The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through an independent third party management company contracted by MPM Financial to manage its aircraft.  Pursuant to the original arrangements with MPM Financial and the Air Group, Inc. (the “Air Group”), MPM Financial’s original third party aircraft management company, the Company was entitled to receive a 10% discount from the standard hourly charter rates charged by the Air Group.  The arrangements among the Company, MPM Financial and the Air Group were subsequently terminated and a new independent third party, Avjet Corporation (“Avjet”), has been engaged by MPM Financial to manage its aircraft.  Under an informal arrangement with MPM Financial and Avjet, the Company has and may from time to time continue to charter aircraft owned by MPM Financial through Avjet at a discount from Avjet’s preferred customer hourly charter rates. The total fees paid under these arrangements during the first nine months ended November 3, 2007 and October 28, 2006, were $0.4 million and $0.3 million, respectively.

In May 2006, the Company entered into an agreement to acquire a new corporate aircraft with a scheduled delivery date in December 2007 and has made down payments of approximately $16.5 million, with additional progress payments totaling $2.4 million to be made through the expected delivery date. The Company was considering entering into a sale and leaseback arrangement on completion of construction of the aircraft. However, after a further review of the Company’s investment options and related expenses, the Company concluded that it would be more cost effective and beneficial to the Company if Maurice and Paul Marciano were to acquire the aircraft through MPM Financial and make the aircraft available for charter use by the Company on a similar basis as described above. As a result of this determination, Maurice and Paul Marciano were approached and have agreed in principle to have the aircraft purchase agreement assigned to MPM Financial in exchange for payment to the Company of an amount equal to the full $16.5 million in down payments made by the Company plus certain other related costs incurred by the Company. The assignment of the aircraft purchase agreement to MPM Financial is expected to occur during the fourth quarter of fiscal 2008 and should result in a gain to the Company of approximately $0.5 million to be recorded in the quarter ending February 2, 2008.

On January 1, 2003, the Company entered into a license agreement with BARN S.r.l. (“BARN”), an Italian corporation, under which the Company granted BARN the right to manufacture and distribute children’s clothing in certain territories of Europe for a term of three years. The license agreement was amended as of June 19, 2006 to, among other things, extend the term until December 31, 2009. The license agreement has terms substantially similar to the Company’s other license agreements. Two key employees of the Company’s wholly-owned subsidiary, GUESS? Italia, S.r.l., own BARN. During the nine months ended November 3, 2007 and October 28, 2006, the Company recorded $1.3 million and $1.1 million in revenues, respectively, related to this license. At November 3, 2007, the Company had $0.6 million royalty receivables due from BARN. The receivables outstanding at February 3, 2007 were negligible. The Company is currently performing due diligence in connection with the Company’s proposed acquisition of BARN, which is currently expected to occur during the fourth quarter of fiscal 2008.

These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Form 10-K for the year ended December 31, 2006.

(10)                          Commitments and Contingencies

Leases

The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through January 2019. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through 2011.

Incentive Bonuses

Certain officers and key employees of the Company are entitled to incentive bonuses, primarily based on net earnings of the Company or earnings of the particular operations impacted by these key employees. In addition, on September 27, 2005 the Compensation Committee of the Board of Directors of the Company approved performance criteria for the payment of special bonuses to Paul Marciano, Chief Executive Officer and Vice Chairman of the Board of the Company, under the Company’s 2004 Equity Incentive Plan if the performance targets with respect to future earnings from operations for the Company’s licensing segment are met. The Company recorded bonus related expense of $1.2 million, including payroll taxes, in the nine months ended November 3, 2007 related to these special licensing bonuses. If the pre-established licensing performance targets are achieved in calendar 2007 and 2008 and the Company receives a fixed cash rights payment of $35.0 million due in 2012 from one of its licensees, the Company will record an expense of $5.0 million in special bonus, plus applicable payroll taxes, which will be payable to Paul Marciano through January 2012.

Litigation

On February 1, 2005, a complaint was filed by Michele Evets against the Company in the Superior Court of the State of California for the County of San Francisco. The complaint purported to be a class action filed on behalf of current and former GUESS? store managers in California. Plaintiffs sought overtime wages and a preliminary and permanent injunction. The Company answered the complaint on April 28, 2005. The parties participated in a voluntary mediation in August 2006 and in February 2007 executed a settlement agreement, which became effective upon final court approval on November 1, 2007. As of November 3, 2007, the Company accrued $0.7 million related to the net charges expected to be paid in connection with the proposed settlement arrangement.

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian subsidiary, Maco Apparel S.p.A. (“Maco”), in Florence, Italy, acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004 and 2005 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The first hearing with the Florence Provincial Tax Commission occurred on October 29, 2007. A judgment was subsequently received that was favorable to the Company on certain aspects of the claim and unfavorable on other aspects of the claim. The Company will appeal the unfavorable aspects of the judgment. The Company has concluded that the amount of any possible loss would not be material to the Company’s consolidated financial statements and that the likelihood of incurring a loss is less than probable. Accordingly, no liability related to this matter has been accrued.

The Company is also involved in various other employment-related claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. With the exception of the class action accrual discussed above, no material amounts were accrued as of November 3, 2007 related to any of the Company’s other legal proceedings.

(11)                          Supplemental Executive Retirement Plan

The components of net periodic pension cost for the three and nine months ended November 3, 2007 and October 28, 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006
Service cost	$53	$35	$159	$105
Interest cost	431	295	1,293	885
Net amortization of unrecognized prior service cost	436	436	1,308	1,308
Net amortization of actuarial losses	145	—	435	—
Net periodic defined benefit pension cost	$1,065	$766	$3,195	$2,298

As a non-qualified pension plan, no funding of the SERP is required. However, the Company expects to make annual payments into an insurance policy held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The Company has made three payments into the policy as of November 3, 2007. The cash surrender value of the insurance policy was $10.3 million as of November 3, 2007 and is included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust.

(12)                          Focus Acquisition

Effective December 31, 2006, Guess?, Inc., through its wholly-owned subsidiary, GUESS? Europe, B.V. (“Purchaser”), completed the acquisition of 75% of the equity interest of Focus Europe S.r.l. (“Focus”) from Focus Pull S.p.A. (“Seller”). The Focus agreement also provided for the acquisition of 75% of the equity interest of Focus Spain S.A. (“Focus Spain”).

Since 1997, the Company has licensed to Focus the right to manufacture, distribute and retail “GUESS by MARCIANO” contemporary apparel for women and men in Europe, the Middle East and Asia. The acquisition of the licensee is expected to further accelerate the Company’s expansion in Europe.

The combined Focus and Focus Spain purchase price was finalized in October 2007 in the amount of €19.4 million ($25.6 million) after resolving certain purchase price adjustments and other contingencies with the Seller. The assets included in the Focus entity acquired at closing comprised inventories not older than one year, certain long term assets used to operate the business including leasehold interests related to four GUESS by MARCIANO stores and approximately €1.1 million ($1.5 million) in cash to pay for certain acquired obligations. These obligations, that included certain royalties payable to the Company under the pre-existing license agreement and certain amounts due under a loan agreement, were explicitly limited to the €1.1 million ($1.5 million) cash acquired. The Purchaser did not assume any trade receivables, other payables or other debt as part of the Focus acquisition.

At closing, the Purchaser paid approximately €10.0 million ($13.2 million) in cash and the Company issued €2.0 million ($2.6 million) in Guess?, Inc. common stock based on the stock price at the closing date. After resolving the purchase price contingencies, final payments totaling €7.4 million ($9.8 million) were made to the Seller.

The agreement also provides that at specific times during 2008, 2009 and 2010, the Seller may require the Purchaser to acquire the remaining 25% of equity interests in Focus and Focus Spain for cash based upon a multiple of their combined net income for the immediately preceding fiscal year. The agreement further provides that, at a specific time in 2011, the Purchaser will have the option to purchase the remaining 25% of equity interest in Focus and Focus Spain for cash based upon a multiple of their consolidated net income for the immediately preceding fiscal year.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Focus and Focus Spain (in thousands):

Current assets	$18,217
Property and equipment, net	1,609
Goodwill	4,590
Intangible assets	10,091
Total assets acquired	34,507
Current liabilities	(1,680)
Deferred tax liabilities	(4,547)
Minority interest	(4,148)
Net assets acquired, excluding cash of $1.5 million	$24,132

The $10.1 million of acquired intangible assets primarily represents the acquisition value of the pre-existing Focus license arrangement and lease acquisition costs, both of which are subject to amortization. The intangible assets acquired from Focus have a weighted-average useful life of approximately 4.0 years. The annual amortization expense over the next four years for the Focus acquired intangible assets is estimated to be approximately $2.2 million each year for fiscal 2008 through fiscal 2011 and is recorded as an expense in the European operations segment. Goodwill associated with this acquisition is recorded in the European operations segment and is non-deductible for tax purposes.

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

During the nine months ended November 3, 2007, the Company purchased U.S. dollar forward contracts in Canada totaling US$45.0 million to hedge forecasted merchandise purchases that were designated as cash-flow hedges at November 3, 2007. As of November 3, 2007, approximately US$30.0 million were outstanding. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, and are recognized in cost of goods sold in the period which approximates the time the hedged merchandise inventory is sold. An unrealized loss of approximately US$3.2 million, net of tax, has been recorded in accumulated other comprehensive income at November 3, 2007, and will be recognized as a charge to cost of goods sold over the next sixteen months at the then current values, which can be different than the current quarter-end values. At November 3, 2007, the unrealized loss of the remaining open forward contracts was approximately US$3.7 million and was recorded in current liabilities on the consolidated balance sheet.

(14)                          Subsequent Events

On December 4, 2007, the Company announced a regular quarterly cash dividend of $0.08 per share on the Company’s common stock. The dividend will be payable on January 4, 2008 to shareholders of record at the close of business on December 19, 2007.

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

Summary

The business segments of the Company are retail, wholesale, European and licensing operations. Information relating to these segments is summarized in Note 6 to the Condensed Consolidated Financial Statements. The Company believes this segment reporting reflects how its four business segments are managed and each segment’s performance is evaluated. The retail segment includes the Company’s retail operations in North America. The wholesale segment includes the wholesale operations in North America, and internationally, excluding Europe. The European segment includes both wholesale and retail operations in Europe. The licensing segment includes the worldwide licensing operations of the Company. The business segments operating results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal.

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

The three and nine months ended November 3, 2007 had the same number of days as the three and nine months ended October 28, 2006.

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

Executive Summary

The Company

The Company’s operations generated net earnings of $58.3 million, or diluted earnings of $0.62 per share, for the quarter ended November 3, 2007, compared to net earnings of $44.0 million, or diluted earnings of $0.48 per share, for the quarter ended October 28, 2006. All of our business segments contributed to this growth. The European segment was the largest contributor to the growth in revenues and earnings from operations, representing 50.1% of the consolidated revenue growth and 50.0% of the consolidated earnings from operations growth. The consolidated results also reflected higher comparable store sales growth and retail store expansion in the retail segment. During the quarter, our wholesale segment increased revenues, driven by our new South Korea operation and stronger product performance in North America. Our licensing business increased revenues across all key accessories categories and footwear.

Total net revenues increased 42.7% to $469.1 million for the quarter ended November 3, 2007, from $328.8 million for the quarter ended October 28, 2006.  Gross margin declined 40 basis points to 46.6% for the quarter ended November 3, 2007, compared to the same prior year period. The decline in overall gross margin was driven by a lower product margin in our European segment. This decline was partially offset by the overall mix shift toward our European business, which still generated a higher margin than our retail and wholesale segments, and occupancy leverage in North American retail. SG&A expenses increased 39.0% to $122.8 million for the quarter ended November 3, 2007 compared to $88.4 million for the quarter ended October 28, 2006.  This increase in SG&A expenses was driven by investments in new businesses, including Focus Europe S.r.l. (“Focus”), the Company’s South Korea operation and the launch of our new G by GUESS concept, along with investments in infrastructure in Europe. Selling and merchandising costs, advertising and marketing costs, and performance-based compensation expenses in our existing businesses were also higher.  As a percentage of revenues, SG&A expense decreased 70 basis points to 26.2% for the quarter ended November 3, 2007, compared to the prior-year quarter.  Overall, the decrease in SG&A spending as a percentage of net revenues, partially offset by lower gross margin, resulted in an increase in the Company’s operating margin to 20.4% for the quarter ended November 3, 2007, up 30 basis points from 20.1% for the quarter ended October 28, 2006. Our effective income tax rate increased 360 basis points to 38.8% for the quarter ended November 3, 2007 compared to 35.2% in the prior year quarter primarily due to the generation of capital gains in the prior year, which allowed the Company to realize capital loss carry forwards and favorable tax audit settlements in that period.

The Company had $191.9 million in cash and cash equivalents as of November 3, 2007, compared to $180.2 million as of October 28, 2006.  Total debt, including capital lease obligations, as of November 3, 2007, was $61.4 million, down $32.3 million from $93.7 million as of October 28, 2006.  The reduction of debt was driven primarily by the early redemption of the Company’s 6.75% secured notes of $32.8 million at the end of 2006.  Accounts receivable increased by $122.9 million, or 70.7%, to $296.6 million at November 3, 2007, compared to $173.8 million at October 28, 2006. The increase in accounts receivable primarily supported the revenue growth in Europe, including revenues from the recently acquired 75% interest in the Focus operation and the revenue growth in South Korea and Greater China.  Currency translation fluctuations accounted for $27.5 million of the increase in accounts receivable. Inventory increased by $78.4 million, or 54.3%, to $223.0 million as of November 3, 2007, compared to $144.5 million as of October 28, 2006.  Approximately $37.8 million of this increase was attributable to new businesses including Focus, our new South Korea operation, our Mexico and Greater China operations and our new G by GUESS store concept. The remaining inventory increase was related to anticipated sales growth in our European and North American operations. Currency fluctuations resulted in a higher translation impact on the current quarter’s ending inventory of approximately $12.2 million compared to the year ago amount.

Retail

Our retail segment, comprising North American full-priced retail and factory outlet stores and E-commerce, generated net sales of $210.4 million during the quarter ended November 3, 2007, an increase of 17.7% from $178.8 million in the prior year period.  This growth was driven by a comparable store sales increase of 15.8% and a larger store base, which represented a net 5.4% increase in average square footage compared to the quarter ended October 28, 2006. The increase in net revenue was primarily due to growth in our women’s, accessories, men’s, and footwear lines of business.  Retail earnings from operations increased by $4.7 million to $31.4 million for the quarter ended November 3, 2007, compared to $26.8 million for the quarter ended October 28, 2006.  This increase was primarily driven by higher sales volume and resulting gross profit, partially offset by increased occupancy costs and spending to support the higher sales and the larger store base, and investments in infrastructure to support our new G by GUESS brand concept.  Operating margin decreased 10 basis points to 14.9% in the quarter ended November 3, 2007, compared to 15.0% in the quarter ended October 28, 2006.

In the quarter, we opened 19 new stores and closed one underperforming store in the U.S. and Canada. At November 3, 2007, we operated 365 stores in the U.S. and Canada, comprised of 186 full-priced retail stores, 96 factory outlet stores, 36 Marciano stores, 16 GUESS? Accessories stores and 31 G by GUESS stores. This compares to 332 stores as of October 28, 2006. We have continued to develop the MARCIANO and GUESS? Accessories concept stores, and we believe that over time these concepts can grow to become significant chains in North America.  The MARCIANO brand, a contemporary line that commands higher price points, is also available in approximately one third of our full-price GUESS? retail stores in the U.S. and Canada.  G by GUESS, which launched in early 2007, is a new brand and store concept that offers a full line of apparel for women and men and a full line of accessories and footwear to support the lifestyle of this customer and is aimed to capture a market demographic that is younger and shops price points between our factory and full-priced retail stores.

Wholesale

Wholesale segment revenues increased by $33.0 million, or 75.0%, to $76.9 million for the quarter ended November 3, 2007, from $43.9 million for the quarter ended October 28, 2006.  The increase in net revenues was primarily due to international expansion, including South Korea (which we began to operate directly in January 2007), coupled with growth in the North American wholesale business.  Earnings from operations for the wholesale segment improved by $8.2 million, or 90.9%, to $17.3 million for the quarter ended November 3, 2007, from $9.0 million for the prior year period, driven by increased sales in Asia and higher gross margin as a result of higher mark-ups in the North American wholesale business, partially offset by increased spending on infrastructure to support the growth of the new businesses in Asia. Operating margin increased 180 basis points to 22.4% in the quarter ended November 3, 2007, compared to 20.6% for the quarter ended October 28, 2006.

Europe

In Europe, revenues increased by $70.2 million, or 78.8%, to $159.4 million for the quarter ended November 3, 2007, compared to $89.1 million for the quarter ended October 28, 2006.  The majority of the revenue growth was generated by the European wholesale business, driven by our continued growth in both our existing accessories and apparel businesses and our acquisition of a 75% equity interest in Focus on December 31, 2006, the Company’s licensee for GUESS by MARCIANO contemporary apparel for women and men in Europe, the Middle East and Asia.  In addition, at November 3, 2007, we directly operated 33 stores in Europe, which includes the four stores acquired as part of the Focus acquisition, compared to 20 stores in the prior year quarter.  Earnings from operations from our European segment increased by $14.8 million, or 47.4%, to $45.9 million for the quarter ended November 3, 2007, from $31.1 million for the quarter ended October 28, 2006.  Operating margin decreased 610 basis points to 28.8% in the quarter ended November 3, 2007, compared to 34.9% for the quarter ended October 28, 2006 due to lower product margin and increased spending to support the growth of our infrastructure in the European region, including our investment in the new European headquarters based in Lugano, Switzerland.

Licensing

Our licensing business revenues increased by $5.5 million, or 32.6%, to $22.4 million for the quarter ended November 3, 2007, from $16.9 million for the quarter ended October 28, 2006.  This increase was driven by growth in sales of several product categories, especially handbags, footwear and watches, and the increased recognition of licensing revenues as a result of the amortization of fixed cash rights payments received from licensees in connection with previously renegotiated contracts based on the periods these contracts represent.  The increase in net royalties was partially offset by the loss of royalty revenue from our GUESS by MARCIANO and South Korean licensees, both of which we now operate directly and are, therefore, no longer a part of the licensing segment.  Licensing segment earnings from operations increased $4.9 million, or 37.0%, to $18.0 million for the quarter ended November 3, 2007, from $13.1 million for the quarter ended October 28, 2006. Operating margin increased 260 basis points to 80.2% in the quarter ended November 3, 2007 compared to 77.6% for the quarter ended October 28, 2006.

Outside of the U.S. and Canada, in the quarter ended November 3, 2007, together with our partners we opened 66 new stores, including 20 in Europe, 43 in Asia and 3 stores in Central America. We ended the quarter with 560 stores outside of the U.S. and Canada, of which 402 were GUESS? stores, 34 were GUESS by MARCIANO stores, 119 were GUESS? Accessories stores and 5 were accessories concessions based in South Korea and China that are directly operated by the Company. Of the 560 stores, 56 were operated by the Company and 504 were operated by licensees or distributors. This store count does not include 52 jeans concessions located in South Korea and China because of their smaller store size in relation to our standard international store size.

Corporate Overhead

Corporate overhead increased by $3.0 million, or 21.6%, to $16.9 million in the quarter ended November 3, 2007, from $13.9 million for the quarter ended October 28, 2006.  This increase was primarily due to increased performance-based compensation costs.

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

The Company completed its analysis of unredeemed electronic gift card liabilities in the quarter ended August 4, 2007 for the U.S. retail business. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Beginning with the quarter ended August 4, 2007, these amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company determined a gift card breakage rate of approximately 6.5% in the quarter ended August 4, 2007 based upon historical redemption patterns, which represented the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. As of November 3, 2007, the Company has recognized $3.4 million gift card breakage to revenue, of which $3.1 million, or $0.02 per diluted share, was a one-time cumulative adjustment recognized in the quarter ended August 4, 2007. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods.

RESULTS OF OPERATIONS

Three months ended November 3, 2007 and October 28, 2006.

NET REVENUE.  Net revenue for the quarter ended November 3, 2007 increased by $140.3 million, or 42.7%, to $469.1 million, from $328.8 million for the quarter ended October 28, 2006.  All segments contributed to this revenue growth with double-digit percentage increases.  Our European segment was the largest contributor to this revenue growth.

Net revenue from retail operations increased by $31.6 million, or 17.7%, to $210.4 million for the quarter ended November 3, 2007, from $178.8 million for the quarter ended October 28, 2006.  The increase was driven by a comparable store sales growth of 15.8% and an average of 28 net additional stores during the quarter ended November 3, 2007 resulting in a 5.4% increase in average square footage compared to the prior year period. Currency translation fluctuations accounted for $4.1 million of the increase in net revenue relating to our Canadian retail stores.

Net revenue from wholesale operations increased by $33.0 million, or 75.0%, to $76.9 million for the quarter ended November 3, 2007, from $43.9 million for the quarter ended October 28, 2006.  Approximately 80% of this revenue growth was generated outside of the U.S., primarily in Asia, including revenue from our new South Korean operation.  Our North American wholesale net revenue growth was primarily attributable to strong product performance. Our products were sold in the U.S. in approximately 1,005 doors at the end of the quarter, compared to 970 doors at the end of the prior year quarter.  Currency translation fluctuations accounted for $1.2 million of the increase in net revenue relating to our Canadian wholesale business.

Net revenue from European operations increased by $70.2 million, or 78.8%, to $159.4 million for the quarter ended November 3, 2007, from $89.1 million for the quarter ended October 28, 2006.  The acquisition of a 75% equity interest in Focus contributed to this revenue growth, combined with growth in our accessories, footwear and core apparel businesses and same store sales growth in our existing retail stores and the addition of new retail stores.  Currency translation fluctuations accounted for $12.8 million of the increase in net revenue relating to our European operations.

Net royalty revenue from licensing operations increased by $5.5 million, or 32.6%, to $22.4 million for the quarter ended November 3, 2007, from $16.9 million for the quarter ended October 28, 2006.  The increase was the result of the strength of the accessories business, particularly handbags, footwear, and watches, and the recognition of additional licensing revenues as a result of the amortization of fixed cash rights payments received from licensees in connection with previously renegotiated contracts based on the periods these contracts represent.  Licensing revenues in the current period did not include any royalty revenue from our GUESS by MARCIANO and South Korean licensees, both of which we now operate directly, as the underlying sales are now reported as revenue in the European and wholesale segments, respectively.

GROSS PROFIT. Gross profit increased by $64.0 million, or 41.4%, to $218.5 million for the quarter ended November 3, 2007, from $154.5 million for the quarter ended October 28, 2006.  The increase in gross profit primarily resulted from sales growth in all segments.

•                  Gross profit for the retail segment increased by $11.5 million, or 16.4%, to $81.7 million for the quarter ended November 3, 2007, from $70.2 million for the quarter ended October 28, 2006, primarily due to higher sales volume and higher average selling prices, partially offset by higher occupancy costs.

•                  Gross profit for the wholesale segment increased by $13.3 million, or 80.0%, to $29.9 million for the quarter ended November 3, 2007, from $16.6 million in the prior year period, primarily due to the increase in international sales volume and higher sales coupled with higher mark-ups in our North American wholesale business.

•                  Gross profit for the European operations increased by $33.6 million, or 66.1%, to $84.5 million for the quarter ended November 3, 2007, from $50.9 million in the prior year period. The increase in our European gross profit was primarily attributable to higher sales volume in the existing European operations and the acquisition of a 75% equity interest in Focus at the end of 2006, partially offset by a lower product gross margin.

•                  Gross profit for the licensing segment increased by $5.5 million, or 32.6%, to $22.4 million for the quarter ended November 3, 2007, from $16.9 million in the prior year period. The licensing gross profit improvement was primarily the result of the strong sales performance of accessories, especially handbags, footwear and watches.

Gross margin (gross profit as a percentage of total net revenues) decreased 40 basis points to 46.6% for the quarter ended November 3, 2007, from 47.0% for the quarter ended October 28, 2006.  The decline in gross margin was driven by the lower product margin in our European segment. This decline was partially offset by the overall mix shift toward our higher margin European business, occupancy leverage in North American retail and better gross margin in the wholesale segment.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $34.5 million, or 39.0%, to $122.8 million for the quarter ended November 3, 2007, from $88.4 million for the quarter ended October 28, 2006.  Approximately $17.5 million of the increase was attributable to incremental spending required to support new businesses including Focus, the South Korea operation, our new G by GUESS brand initiative and expansion in Greater China and Mexico, and our new European headquarters in Lugano, Switzerland.  In addition, the increase was also attributable to higher store selling, merchandising and distribution costs of $8.6 million, incremental compensation expenses (primarily performance-based) of $2.4 million, and additional advertising and marketing spending in our existing businesses of $3.2 million.  During the quarter, the Company achieved leverage over its SG&A investments. As a percentage of net revenue, SG&A expense decreased to 26.2% for the quarter ended November 3, 2007, compared to 26.9% for the quarter ended October 28, 2006.

EARNINGS FROM OPERATIONS. Earnings from operations increased by $29.5 million, or 44.6%, to $95.6 million for the quarter ended November 3, 2007, compared with earnings from operations of $66.2 million for the quarter ended October 28, 2006.

•                  Earnings from operations for the retail segment were $31.4 million for the quarter ended November 3, 2007, compared to earnings from operations of $26.8 million for the quarter ended October 28, 2006.  The increase was driven by the higher sales and resulting gross profit, partially offset by an increase in volume related SG&A expenses including store selling expenses and additional costs to support the new G by GUESS brand initiative. Currency translation accounted for $1.0 million of the increase in earnings from operations for our Canadian retail stores.

•                  Earnings from operations for the wholesale segment were $17.3 million for the quarter ended November 3, 2007, compared to earnings from operations of $9.0 million for the quarter ended October 28, 2006.  This increase was principally due to gross profit generated by incremental sales from our new South Korea operation and higher sales and gross profit in North America, partially offset by additional SG&A expenses in Asia, including South Korea, to build infrastructure in this region and support the increased sales. Currency translation fluctuations accounted for $0.4 million of the increase in earnings from operations for our Canadian wholesale business.

•                  Earnings from operations for the European segment were $45.9 million for the quarter ended November 3, 2007, compared to $31.1 million for the quarter ended October 28, 2006. The increase was primarily due to the sales and gross profit resulting from our acquisition of a 75% equity interest in Focus in late 2006 combined with higher sales and gross profit in our existing European wholesale businesses and our Company-owned retail business, partially offset by higher volume related and infrastructure expansion SG&A costs in the current quarter.  Currency translation fluctuations accounted for $3.4 million of the increase in earnings from operations for our European operations.

•                  Earnings from operations for the licensing segment increased to $18.0 million for the quarter ended November 3, 2007, compared to $13.1 million for the quarter ended October 28, 2006.  The improvement was the result of higher revenues generated by our accessories product licensees and the recognition of additional licensing revenues relating to the amortization of fixed cash rights payments received from licensees in connection with previously renegotiated contracts.  These increases were partially offset by the loss of royalty revenue from the GUESS by MARCIANO and South Korean licensees in the period compared to the prior year period.

•                  Unallocated corporate overhead increased to $16.9 million for the quarter ended November 3, 2007, compared to $13.9 million for the quarter ended October 28, 2006, mainly due to higher performance-based compensation costs.

Lower SG&A spending as a percentage of net revenues, partially offset by a decrease in gross margin, resulted in an increase in operating margin of 30 basis points to 20.4% for the quarter ended November 3, 2007 from 20.1% for the prior year quarter.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense decreased to $0.9 million for the quarter ended November 3, 2007, compared to $1.5 million for the quarter ended October 28, 2006, primarily due to the early redemption of the Company’s 6.75% secured notes of $32.8 million at the end of 2006.  Total debt at November 3, 2007 was $61.4 million, and was comprised of $41.2 million of short-term bank debt from our European operations and $20.2 million of capital lease obligations relating to our Italian facilities.  On a comparable basis, the average debt balance for the quarter ended November 3, 2007 was $53.2 million, versus an average debt balance of $89.5 million for the quarter ended October 28, 2006.  Interest income decreased to $1.6 million for the quarter ended November 3, 2007, compared to $1.8 million for the quarter ended October 28, 2006, due to lower interest rates on the invested cash, partially offset by higher average invested cash balances.

OTHER INCOME, NET. Other income was $0.7 million for the quarter ended November 3, 2007, compared to $1.6 million for the quarter ended October 28, 2006.  Other income in the quarter ended November 3, 2007 consisted of gains related to changes in foreign exchange rates on forward contracts and other foreign currency transactions, and favorable changes in value of insurance policy investments. Other income in the prior year quarter consisted of gains on sale of land and other long-term investments.

INCOME TAXES.  Income tax expense for the quarter ended November 3, 2007 was $37.6 million, or a 38.8% effective tax rate, compared to income tax expense of $24.0 million, or a 35.2% effective tax rate, for the quarter ended October 28, 2006.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  The lower tax rate in the prior year was due to the generation of capital gains which allowed the Company to realize capital loss carry forwards, and favorable tax audit settlements in the prior year.

MINORITY INTEREST.   The minority interest expense of $1.2 million, net of taxes, primarily represents the portion of earnings of Focus for the quarter ended November 3, 2007 allocated to the minority interest shareholders. The Company acquired a 75% interest in Focus on December 31, 2006.

NET EARNINGS. Net earnings increased by $14.3 million, or 32.5%, to $58.3 million for the quarter ended November 3, 2007, from $44.0 million for the quarter ended October 28, 2006. Diluted earnings per share increased to $0.62 per share for the quarter ended November 3, 2007 compared to $0.48 per share for the quarter ended October 28, 2006.

Nine months ended November 3, 2007 and October 28, 2006.

NET REVENUE. Net revenue for the nine months ended November 3, 2007 increased by $378.9 million, or 44.2%, to $1,235.3 million, from $856.4 million for the nine months ended October 28, 2006.  All segments contributed to this revenue growth with double-digit percentage increases.  The largest contribution to this revenue growth was generated by our European segment.

Net revenue from retail operations increased by $95.7 million, or 19.3%, to $591.5 million for the nine months ended November 3, 2007, from $495.8 million for the nine months ended October 28, 2006.  The increase was driven by a comparable store sales growth of 15.3% and an average of 24 net additional stores during the nine months ended November 3, 2007 resulting in a 4.4% increase in average square footage compared to the prior year period. Currency translation fluctuations accounted for $6.1 million of the increase in net revenue relating to our Canadian retail stores.

Net revenue from wholesale operations increased by $83.3 million, or 75.6%, to $193.4 million for the nine months ended November 3, 2007, from $110.1 million for the nine months ended October 28, 2006.  Approximately 80% of this revenue growth was generated outside of the U.S., primarily in Asia, including revenue from our new South Korean operation.  Our North American wholesale net revenue growth was primarily attributable to strong product performance. Currency translation fluctuations accounted for $1.5 million of the increase in net revenue relating to our Canadian wholesale business.

Net revenue from European operations increased by $181.1 million, or 88.4%, to $386.2 million for the nine months ended November 3, 2007, from $205.0 million for the nine months ended October 28, 2006.  The acquisition of a 75% equity interest in Focus contributed to this revenue growth, combined with growth in our accessories and footwear businesses, growth in our core apparel business and same store sales growth in our existing retail stores and the addition of new retail stores.  Currency translation fluctuations accounted for $31.0 million of the increase in net revenue relating to our European operations.

Net royalty revenue from licensing operations increased by $18.7 million, or 41.2%, to $64.3 million for the nine months ended November 3, 2007, from $45.5 million for the nine months ended October 28, 2006.  The increase was the result of the strength of the accessories business, particularly handbags, watches, and footwear, and the recognition of additional licensing revenues as a result of the amortization of fixed cash rights payments received from licensees in connection with previously renegotiated contracts based on the periods these contracts represent.  Licensing revenues in the current period did not include any royalty revenue from our GUESS by MARCIANO and South Korean licensees, both of which we now operate directly, as the underlying sales are now reported as revenue in the European and wholesale segments, respectively.

GROSS PROFIT. Gross profit increased by $183.8 million, or 48.9%, to $559.2 million for the nine months ended November 3, 2007, from $375.5 million in the prior period.  The increase in gross profit primarily resulted from sales growth in all segments.

•                  Gross profit for the retail segment increased by $43.0 million, or 23.8%, to $223.5 million for the nine months ended November 3, 2007, from $180.5 million in the prior period, primarily due to higher sales volume and higher average selling prices, partially offset by higher occupancy costs.

•                  Gross profit for the wholesale segment increased by $35.6 million, or 91.2%, to $74.7 million for the nine months ended November 3, 2007, from $39.1 million in the prior year period, primarily due to the increase in international sales volume, and increased sales coupled with higher mark-ups in North America driven by stronger product performance.

•                  Gross profit for the European operations increased by $86.4 million, or 78.3%, to $196.8 million for the nine months ended November 3, 2007, from $110.4 million in the prior year period. The European gross profit increase resulted from higher sales volumes in the existing European operations and the acquisition of a 75% equity interest in Focus at the end of 2006.

•                  Gross profit for the licensing segment increased by $18.7 million, or 41.2%, to $64.3 million for the nine months ended November 3, 2007, from $45.5 million in the prior year period. The licensing gross profit improvement was primarily the result of the strong sales performance of accessories, especially handbags, watches, and footwear.

Gross margin (gross profit as a percentage of total net revenues) increased 150 basis points to 45.3% for the nine months ended November 3, 2007, from 43.8% for the nine months ended October 28, 2006.  The improvement in the overall gross margin was attributable to a higher mix of European net revenues, which generated a relatively higher gross margin than the other businesses, higher mark-ups in our wholesale segment, improved occupancy leverage, and higher product margins in our retail segment due to higher mark-ups and gift card breakage income. This improvement was partially offset by the lower product margin in Europe.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $104.9 million, or 43.5%, to $346.3 million for the nine months ended November 3, 2007, from $241.4 million for the nine months ended October 28, 2006.  About $45.6 million of the increase was attributable to incremental spending required to support new businesses including Focus, the South Korea operation, the new G by GUESS brand initiative and expansion in Greater China and Mexico, and our new European headquarters in Lugano, Switzerland.  In addition, the increase was also attributable to growth in store selling, merchandising and distribution costs of $30.1 million, incremental compensation expenses (primarily performance-based) of $12.1 million, and additional advertising and marketing spending in our existing businesses of $7.4 million.  As a percentage of net revenue, SG&A expenses improved to 28.0% for the nine months ended November 3, 2007, compared to 28.2% for the prior year period.

EARNINGS FROM OPERATIONS. Earnings from operations increased by $78.8 million, or 58.8%, to $212.9 million for the nine months ended November 3, 2007, compared with earnings from operations of $134.1 million for the nine months ended October 28, 2006.

•                  Earnings from operations for the retail segment were $79.1 million for the nine months ended November 3, 2007, compared to earnings from operations of $61.4 million for the nine months ended October 28, 2006.  The increase in earnings from operations for the retail segment was driven by the higher sales and improved gross profit discussed above.  The increase was partially offset primarily by higher volume related SG&A expenses including store selling expenses and additional costs required to support the new G by GUESS brand initiative and new store concept. Currency translation fluctuations accounted for $1.5 million of the increase in earnings from operations for our Canadian retail stores.

•                  Earnings from operations for the wholesale segment were $38.2 million for the nine months ended November 3, 2007, compared to earnings from operations of $17.5 million for the nine months ended October 28, 2006.  This increase was principally due to incremental sales and gross profit from our new South Korea operation and higher sales and improved gross profit in North America, partially offset by additional SG&A expenses in Asia, including South Korea, to build infrastructure in this region and support the increased sales. Currency translation fluctuations accounted for $0.5 million of the increase in earnings from operations for our Canadian wholesale business.

•                  Earnings from operations for the European segment were $92.9 million for the nine months ended November 3, 2007, compared to $56.3 million for the nine months ended October 28, 2006. The increase was primarily due to higher sales and gross profit in the existing accessories and apparel wholesale businesses combined with the sales and gross profit resulting from our acquisition of a 75% equity interest in Focus in late 2006. In addition, our existing Company-owned retail business in Europe continued to improve, generating strong sales growth. The growth in sales and gross profit was partially offset by higher volume related and infrastructure expansion expenses. Currency translation fluctuations accounted for $7.3 million of the increase in earnings from operations for our European operations.

•                  Earnings from operations for the licensing segment increased to $54.4 million for the nine months ended November 3, 2007, compared to $38.2 million for the nine months ended October 28, 2006.  The improvement was the result of higher revenues generated by our accessories product licensees and the recognition of additional licensing revenues relating to the amortization of fixed cash rights payments received from licensees in connection with previously renegotiated contracts.  These increases were partially offset by the loss of royalty revenue from the GUESS by MARCIANO and South Korean licensees in the period compared to the prior year period.

•                  Unallocated corporate overhead increased to $51.7 million for the nine months ended November 3, 2007, compared to $39.3 million for the nine months ended October 28, 2006, mainly due to higher performance-based compensation costs.

The higher gross margin and lower SG&A spending as a percentage of net revenues resulted in an increase in operating margin of 150 basis points to 17.2% for the nine months ended November 3, 2007 from 15.7% for the prior year period.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense decreased to $2.2 million for the nine months ended November 3, 2007, compared to $4.8 million for the nine months ended October 28, 2006, primarily due to the early redemption of the Company’s 6.75% secured notes of $32.8 million at the end of 2006. On a comparable basis, the average debt balance for the nine months ended November 3, 2007 was $45.5 million, versus an average debt balance of $87.6 million for the nine months ended October 28, 2006.  Interest income increased to $5.4 million for the nine months ended November 3, 2007, compared to $4.5 million for the nine months ended October 28, 2006, due to higher average invested cash balances and higher interest rates on this invested cash.

OTHER INCOME, NET. Other income was $0.3 million for the nine months ended November 3, 2007, versus $2.8 million for the nine months ended October 28, 2006.  Other income in the nine months ended November 3, 2007 consisted of favorable changes in value of insurance policy investments, partially offset by net losses related to changes in foreign exchange rates on forward contracts and other foreign currency transactions. Other income in the prior year period comprised gains on sale of land and other long-term investments.

INCOME TAXES. Income tax expense for the nine months ended November 3, 2007 was $84.0 million, or a 38.8% effective tax rate, compared to income tax expense of $51.3 million, or a 37.5% effective tax rate, for the nine months ended October 28, 2006. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  The lower tax rate in the prior year was due to the generation of capital gains which allowed the Company to realize capital loss carry forwards, and favorable tax audit settlements in the prior year.

MINORITY INTEREST. The minority interest expense of $1.1 million, net of taxes, primarily represents the portion of earnings of Focus for the nine months ended November 3, 2007 allocated to the minority interest shareholders. The Company acquired a 75% interest in Focus on December 31, 2006.

NET EARNINGS. Net earnings increased by $46.0 million, or 53.9%, to $131.3 million for the nine months ended November 3, 2007, from $85.3 million for the nine months ended October 28, 2006. Diluted earnings per share increased to $1.40 per share for the nine months ended November 3, 2007 compared to $0.93 per share for the nine months ended October 28, 2006.

LIQUIDITY

We need liquidity primarily to fund our working capital in Europe, the expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure, existing operations, international growth, potential acquisitions and payment of dividends to our shareholders. We have historically financed our operations primarily from internally generated funds and borrowings under our credit facilities and other bank facilities.  Please see “Important Notice Regarding Forward-Looking Statements” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

OPERATING ACTIVITIES

Net cash provided by operating activities was $50.5 million for the nine months ended November 3, 2007, compared to $39.5 million for the nine months ended October 28, 2006, or an increase of $11.0 million. The increase was driven by a $46.0 million growth in net income for the nine months ended November 3, 2007 versus the prior year period, partially offset by investments in accounts receivable to support our growth in Europe and Asia relating to our new businesses and our existing European operations. Additional investments in inventory were offset by a corresponding growth in accounts payable.

At November 3, 2007, the Company had working capital (including cash and cash equivalents) of $369.2 million compared to $283.9 million at February 3, 2007 and $255.8 million at October 28, 2006. The Company’s primary working capital needs are for inventory and accounts receivable.  Accounts receivable at November 3, 2007 amounted to $296.6 million, up $122.9 million, compared to $173.8 million at October 28, 2006.  Approximately $55.1 million of the increase resulted from the growth in accounts receivable related to our existing European business, which totaled $170.6 million at November 3, 2007, versus $115.5 million at October 28, 2006.  Approximately $88.2 million of this $170.6 million of European receivables were insured for collection purposes.  Our new Focus, South Korea, Mexico and Greater China operations accounted for approximately $54.4 million of the remaining growth in receivables, of which $12.2 million was insured.  Currency translation fluctuations accounted for $27.5 million of the increase in accounts receivable. The Company’s inventory increased $78.4 million to $223.0 million at November 3, 2007 from $144.5 million at October 28, 2006. Approximately $37.8 million of this increase was attributed to the Company’s new businesses, including Focus, our new South Korea, Greater China and Mexico operations, and our new G by GUESS store concept, with the remaining increase driven by our existing North American retail, European and other international operations to support anticipated sales in fiscal 2008 and into fiscal 2009.

INVESTING ACTIVITIES

Net cash used in investing activities increased to $93.2 million for the nine months ended November 3, 2007, compared to $47.8 million for the nine months ended October 28, 2006. The increase in net cash used in investing activities was driven by the opening of 39 new stores in North America during the first nine months of the fiscal year compared to 27 new stores that were opened in the comparable prior year period, the conversion of 20 stores to the new G by GUESS concept, retail store remodeling programs, expansion in Europe and Asia, investments in information systems and enhancements in other infrastructure during the first nine months of this fiscal year.

FINANCING ACTIVITIES

Net cash provided by financing activities increased to $22.2 million for the nine months ended November 3, 2007, compared to $4.2 million for the nine months ended October 28, 2006.  The increase in net cash provided by financing activities was primarily due to a net increase in short-term borrowings in Europe in the current period, payments relating to the Company’s 6.75% secured notes in the prior year period and the restriction in cash of $16.3 million in the prior year relating to collateralization of outstanding letters of credit under a prior credit facility. These were partially offset by the payment of cash dividends of $18.7 million during the nine months ended November 3, 2007.

DIVIDEND POLICY

On February 14, 2007, the Company announced a quarterly cash dividend of $0.06 per share on the Company’s common stock. The cash dividend was paid on March 12, 2007 to shareholders of record as of the close of business on February 26, 2007.

On June 5, 2007, the Company announced a quarterly cash dividend of $0.06 per share on the Company’s common stock.  The dividend was paid on July 6, 2007 to shareholders of record at the close of business on June 20, 2007.

On September 4, 2007, the Company announced a quarterly cash dividend of $0.08 per share on the Company’s common stock.  The dividend was paid on October 5, 2007 to shareholders of record at the close of business on September 19, 2007.

On December 4, 2007, the Company announced a quarterly cash dividend of $0.08 per share on the Company’s common stock.  The dividend will be payable on January 4, 2008 to shareholders of record at the close of business on December 19, 2007.

CAPITAL RESOURCES

During the nine months ended November 3, 2007, the Company relied on trade credit, available cash, short-term borrowings from our European bank facilities, real estate leases, and internally generated funds to finance its operations and expansion.  The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on its debt, potential acquisitions and dividend payments to shareholders, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe.

Gross capital expenditures totaled $78.3 million, before deducting lease incentives of $11.0 million for the nine months ended November 3, 2007. This compares to gross capital expenditures of $40.2 million, before deducting lease incentives of $5.0 million, for the nine months ended October 28, 2006. The Company’s capital expenditures for the full fiscal year 2008 are planned at approximately $105.0 million (before deducting estimated lease incentives of approximately $11.0 million) primarily for retail store expansion of approximately 52 stores in the U.S. and Canada, store remodeling programs, expansion in Europe and Asia, investments in information systems and enhancements in other infrastructure.

The Company evaluates strategic acquisitions and alliances and pursues those that we believe will support and contribute to our overall growth initiatives. The combined purchase price for Focus and Focus Spain was finalized in October 2007 in the amount of €19.4 million ($25.6 million) after resolving certain purchase price adjustments and other contingencies with the Seller. At closing, the Purchaser paid approximately €10.0 million ($13.2 million) in cash and the Company issued €2.0 million ($2.6 million) in Guess?, Inc. common stock based on the stock price at the closing date. After resolving the purchase price contingencies, final payments totaling €7.4 million ($9.8 million) were made to the Seller.

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

Direct borrowings under the Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (which was 0.50% at November 3, 2007) based on the Company’s leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) for domestic loans, 0.50% in excess of the federal funds rate, and for Canadian loans, 0.50% in excess of the average rate for 30 day Canada dollar bankers’ acceptances, or (ii) the rate of interest as announced by Bank of America as its “prime rate,” in each case as in effect from time to time, plus an applicable margin (which was 0.0% at November 3, 2007) based on the Company’s leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At November 3, 2007, the Company had $24.2 million in outstanding standby letters of credit, $17.7 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

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

The Company’s 51% owned Mexican subsidiary has a short-term borrowing agreement with a bank in Mexico expiring November 14, 2008, which is secured by one of our customer’s stand-by letter of credit for $1.7 million. The annual interest rate is Interbank Equilibrium Interest Rate (“TIIE”) plus 1.0%. At November 3, 2007, the Company had no outstanding borrowings under this agreement.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Italy. Under these agreements, which are generally secured by certain European accounts receivable, the Company can borrow up to $151.7 million, limited by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at November 3, 2007, the Company could have borrowed up to approximately $148.3 million under these agreements. In addition, the Company can borrow up to an additional $15.0 million under one of the agreements, which is secured by a standby letter of credit issued under the Credit Facility. As of November 3, 2007, approximately $7.1 million of this incremental $15.0 million arrangement was available for future borrowings. At November 3, 2007, the Company had $40.9 million of outstanding borrowings and $21.1 million in outstanding documentary letters of credit under these agreements. The agreements are denominated in Euros, have no financial ratio covenants or stated maturities and provide for annual interest rates ranging from 4.2% to 5.0%. In addition, as part of the acquisition of Focus Europe S.r.l., as described in Note 12 to the Condensed Consolidated Financial Statements, effective December 31, 2006, the Company acquired $0.3 million of bank debt with an interest rate of Euribor six-month rate plus 1.0%. The Company has classified this debt as current as it intends to pay this debt off in the short-term.

The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs which were completed in 2006. Key functions related to the Company’s Italian operation are located in this building, including design and merchandising. This transaction resulted in a capital lease obligation of $20.2 million as of November 3, 2007. The Company entered into separate interest rate swap agreements designated as non-hedging instruments resulting in a fixed rate of 3.55%. These interest rate swap agreements mature through 2016 and convert the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of November 3, 2007 was approximately $0.7 million.

SEASONALITY

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. U.S. retail operations are generally stronger from July through December, and U.S. wholesale operations generally experience stronger performance in July, August and September. The European operations are largely wholesale driven and operate with two primary selling seasons. Spring/Summer primarily ships in January, February and March and Fall/Winter primarily ships in July, August and September. The remaining months of the year are relatively small shipping months in Europe. Due to the seasonality of the business the results for any particular quarter may not be indicative of results for the full year.

INFLATION

The Company does not believe that the relatively moderate rates of inflation experienced in the U.S. and Europe over the last three years have had a significant effect on net revenue or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company’s products are manufactured and sold, management does not believe that foreign rates of inflation have had a material adverse effect on the Company’s net revenue or profitability.

WHOLESALE BACKLOG

The backlog of wholesale orders at any given time is affected by various factors, including seasonality, cancellations, the scheduling of market weeks and manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

U.S. Backlog

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 48 hours. The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to stores. Regarding our U.S. wholesale backlog, the scheduling of market weeks can affect the amount of orders booked in the backlog compared to the same date in the prior year. This year’s backlog for product at November 24, 2007, as an example, reflected a shorter shipping period of one month for men’s product compared to last year’s backlog at November 25, 2006. We estimate that if we were to normalize the orders for last year’s backlog to make the comparison consistent with the current year, then the current backlog would be up about 17.7% from the prior year. Not taking into account the impact of this change, our U.S. wholesale backlog as of November 24, 2007, consisting primarily of orders for fashion apparel (including orders for the following fiscal year), was approximately $57.9 million, compared to $52.9 million for such orders at November 25, 2006, or up 9.6%.

Europe Backlog

Our European business operates with two primary wholesale selling seasons. The Spring/Summer season, which ships mostly in January, February and March and the Fall/Winter season, which ships mostly in July, August and September. Generally, the other months are relatively small shipping months. However, customers have the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs. Accordingly, a certain amount of orders in the backlog may be shipped outside of the traditional shipping months. As of November 26, 2007, the European operations backlog was approximately €185.1 million, compared to €95.6 million at November 26, 2006.  The backlog as of November 26, 2007 comprises sales orders for the Fall/Winter 2007 and Spring/Summer 2008 seasons for both the existing European operations and our new Focus operation. The backlog as of November 26, 2006 comprised only our existing European operations. As discussed above, these orders are subject to cancellation and may not be indicative of eventual actual shipments. In addition, the timing of receipt of orders may impact the amount of orders booked in the backlog at a particular point in time.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of adopting SFAS No. 157 but does not expect the adoption to have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value.  SFAS 159 provides entities an opportunity to mitigate volatility in reported earnings that is caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 but does not expect the adoption to have a material impact on it financial position and results of operations.

On December 4, 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will evaluate the impact of adopting SFAS 141(R) and SFAS 160 on its financial position and results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

Approximately 51.1% of product sales and licensing revenue recorded for the nine months ended November 3, 2007 were denominated in United States dollars. The Company’s primary exchange rate risk relates to operations in Canada and Europe. The Company enters into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

During the nine months ended November 3, 2007, the Company purchased U.S. dollar forward contracts in Canada totaling US$45.0 million to hedge forecasted merchandise purchases that were designated as cash-flow hedges at November 3, 2007. As of November 3, 2007, approximately US$30.0 million were outstanding. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, and are recognized in cost of goods sold in the period which approximates the time the hedged merchandise inventory is sold.

An unrealized loss of approximately US$3.2 million, net of tax, has been recorded in accumulated other comprehensive income at November 3, 2007 and will be recognized as a charge to cost of goods sold over the next sixteen months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At November 3, 2007, the unrealized loss of the remaining open forward contracts was approximately US$3.6 million and was recorded in current liabilities on the consolidated balance sheet.

Also, the Company has foreign currency contracts that are not designated as hedges for accounting purposes.  Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expenses.  For the nine months ended November 3, 2007, the Company recorded losses for the Canadian and Euro foreign currency contracts of US$3.0 million and US$3.7 million, respectively, which has been included in other income and expenses.  At November 3, 2007, the Company had Canadian dollar foreign currency contracts to purchase US$14.0 million and Euro foreign currency contracts to purchase US$106.1 million.  At November 3, 2007, the unrealized losses of these Canadian and Euro forward contracts were approximately US$1.0 million and US$2.2 million, respectively, and were recorded in current liabilities on the consolidated balance sheet.

At November 3, 2007, a sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the foreign exchange derivatives, the fair value of the instruments would have decreased by US$17.4 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the foreign exchange derivatives, the fair value of these instruments would have increased by US$14.3 million. Any resulting changes in the fair value of the hedged instruments would have been partially offset by changes in the fair value of certain balance sheet positions impacted by the change in the foreign currency rate.

At December 31, 2006, the Company had Canadian dollar currency exchange contracts to purchase US$3.0 million and Euro currency exchange contracts to purchase US$50.0 million.  The value of those contracts at December 31, 2006 were US$2.9 million and US$51.5 million, respectively.

Interest Rate Risk

At November 3, 2007, approximately 33% of the Company’s indebtedness related to a capital lease obligation which is covered by interest rate swap agreements resulting in a fixed interest rate of 3.55% over the life of the lease obligation. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest swap had an immaterial impact during the nine months ended November 3, 2007. Substantially all of the Company’s remaining indebtedness, principally consisting of short-term borrowings under the short-term European borrowing agreements, is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have increased interest expense for the quarter ended November 3, 2007 by approximately $0.1 million.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s borrowing rate. At November 3, 2007, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There was no change in our internal control over financial reporting during the third quarter of the fiscal year ending February 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

On February 1, 2005, a complaint was filed by Michele Evets against the Company in the Superior Court of the State of California for the County of San Francisco. The complaint purported to be a class action filed on behalf of current and former GUESS? store managers in California. Plaintiffs sought overtime wages and a preliminary and permanent injunction. The Company answered the complaint on April 28, 2005. The parties participated in a voluntary mediation in August 2006 and in February 2007 executed a settlement agreement, which became effective upon final court approval on November 1, 2007. As of November 3, 2007, the Company accrued $0.7 million related to the net charges expected to be paid in connection with the proposed settlement arrangement.

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian subsidiary, Maco Apparel S.p.A. (“Maco”), in Florence, Italy, acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004 and 2005 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The first hearing with the Florence Provincial Tax Commission occurred on October 29, 2007. A judgment was subsequently received that was favorable to the Company on certain aspects of the claim and unfavorable on other aspects of the claim. The Company will appeal the unfavorable aspects of the judgment. The Company has concluded that the amount of any possible loss would not be material to the Company’s consolidated financial statements and that the likelihood of incurring a loss is less than probable. Accordingly, no liability related to this matter has been accrued.

The Company is also involved in various other employment-related claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. With the exception of the class action accrual discussed above, no material amounts were accrued as of November 3, 2007 related to any of the Company’s other legal proceedings.

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

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 4, 2007).
4.1	Specimen stock certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.1	Guess?, Inc. 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (As Amended and Restated Effective September 28, 2007).
*10.2	Second Amendment to the Guess?, Inc. 2004 Equity Incentive Plan.
*31.1	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date: December 12, 2007	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President and Chief Operating Officer

Date: December 12, 2007	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)