Form 10-K
period 2008-02-02
GUESS INC
filed 2008-04-01
CIK 912463

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 2, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of the close of business on August 4, 2007, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $2,598,719,474 based upon the closing price of $46.37 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

         As of the close of business on March 24, 2008, the registrant had 94,348,118 shares of common stock outstanding.

DOCUMENTS INCOPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's 2008 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

TABLE OF CONTENTS

Item	Description	Page
	PART I
1	Business	1
1A	Risk Factors	14
1B	Unresolved Staff Comments	21
2	Properties	22
3	Legal Proceedings	23
4	Submission of Matters to a Vote of Security Holders	24
	PART II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
6	Selected Financial Data	27
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
7A	Quantitative and Qualitative Disclosures About Market Risk	46
8	Financial Statements and Supplementary Data	48
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	48
9A	Controls and Procedures	48
9B	Other Information	50
	PART III
10	Directors, Executive Officers and Corporate Governance	50
11	Executive Compensation	50
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
13	Certain Relationships and Related Transactions, and Director Independence	50
14	Principal Accountant Fees and Services	50
	PART IV
15	Exhibits, Financial Statement Schedules	51

i

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

        Throughout this Annual Report on Form 10-K, including documents incorporated by reference herein, we make "forward-looking" statements, which are not historical facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be in the Company's other reports filed under the Securities Exchange Act of 1934, as amended, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will", "continue", and other similar terms and phrases, including references to assumptions.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to the Company's expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth, plans regarding international expansion, e-commerce, business seasonality, industry trends, consumer demands and preferences, competition and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under "Item 1A. Risk Factors" contained herein.

RECENT EVENTS

        On January 18, 2007, the Board of Directors of Guess?, Inc. (the "Company") approved a change in the Company's fiscal year end from December 31 to the Saturday nearest January 31 of each year. The fiscal year change was effective beginning with the Company's 2008 fiscal year, which began February 4, 2007 and ended February 2, 2008. As a result of the change, the Company had a January 2007 fiscal month transition period which began January 1, 2007 and ended February 3, 2007. The unaudited results of the transition period were reported in the Company's Form 10-Q filed for the new fiscal first quarter ended May 5, 2007 and the audited results are presented herein. Because the fiscal year change was not effective until after the completion of the Company's December 31, 2006 fiscal year, the prior year comparative financial and other information reported in the Financial Statements herein continues to be presented based on the Company's prior December 31 fiscal year end calendar. However, for comparative analysis purposes, the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") presented herein compares the audited results for the twelve months ended February 2, 2008 ("fiscal 2008") to the unaudited results for the twelve months ended February 3, 2007 ("fiscal 2007").

ii

PART I

ITEM 1.    Business.

General

        Unless the context indicates otherwise, the terms "we," "us" or the "Company" in this Form 10-K, are referring to Guess?, Inc. ("GUESS?") and its subsidiaries on a consolidated basis.

        We design, market, distribute and license one of the world's leading lifestyle collections of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. Our apparel is marketed under numerous trademarks including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, Question Mark and Triangle Design, a stylized G, GUESS Kids, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and MARCIANO. The lines include full collections of denim and cotton clothing, including jeans, pants, overalls, skirts, dresses, shorts, blouses, shirts, jackets and knitwear. We also selectively grant licenses to manufacture and distribute a broad range of products that complement our apparel lines, including eyewear, watches, handbags, footwear, kids' and infants' apparel, leather apparel, swimwear, fragrance, jewelry and other fashion accessories.

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

Business Segments

        The business segments of the Company are retail, wholesale, European and licensing. The Company believes this segment reporting reflects how its four business segments are managed and each segment's performance is evaluated. The retail segment includes the Company's retail operations in North America. The wholesale segment includes the wholesale operations in North America and our Asian operations. The European segment includes both wholesale and retail operations in Europe. The licensing segment includes the worldwide licensing operations of the Company. The business segments' results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following corporate costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal. Financial information about each segment, together with certain geographical information, for the fiscal years ended February 2, 2008, December 31, 2006 and December 31, 2005 and one month ended February 3, 2007 are included under Note 15 to the Consolidated Financial Statements contained herein.

        In the fiscal year ended February 2, 2008, 49.3% of our net revenue was generated from retail operations, 14.8% from wholesale operations, 30.7% from European operations and 5.2% from licensing operations. Our total net revenue in fiscal 2008 was $1.75 billion and net earnings were $186.5 million.

Business Strengths

        We believe we have several business strengths which help us to successfully execute our strategies. These business strengths include:

        Brand Equity.    We believe that our brand name is one of the most familiar in fashion and is one of our most valuable assets. We believe the enduring strength of the GUESS? brand name and image is due mainly to our consistent emphasis on innovative and distinctive product designs that stand for exceptional styling and quality. Our industry is highly competitive and subject to rapidly changing consumer preferences and tastes. The success of our brand depends on our ability to anticipate the fashion preferences of our customers. We have a team of designers who seek to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image.

        Through our award-winning advertising, under the creative leadership and vision of Paul Marciano, our Chief Executive Officer, we have achieved worldwide recognition of the GUESS? brand name. We have developed the "GUESS? signature image" and "GUESS? lifestyle concept" through the use of our strong and distinctive images, merchandising display themes, logos and trademarks which are registered in approximately 170 countries.

        Advertising and Marketing.    We control all of our worldwide advertising, marketing activities and promotional materials from our headquarters in Los Angeles. GUESS by MARCIANO, GUESS? and Triangle Design and GUESS?, Inc. images have been showcased globally in dozens of major publications as well as in outdoor and broadcast media.

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

        Global Diversity.    The global success of the brand has reduced the reliance on any particular region. This allows the Company to continue to grow during regional economic slowdowns. For the year ended February 2, 2008, roughly half of the revenues were generated outside of the U.S. Refer to Note 15 to the Consolidated Financial Statements contained herein for a geographical breakdown of worldwide revenues.

        Multiple Distribution Channels.    The Company utilizes retail, wholesale and licensing distribution channels to sell its products. The Company has retail and wholesale networks established in each major region in which we operate. This flexibility allows the Company to adapt more quickly to changes in the distribution environment in any particular region.

          Retail Distribution.    At February 2, 2008, we directly operated a total of 373 stores in the U.S. and Canada, consisting of 187 full-price retail stores, 97 factory outlet stores, 34 G by GUESS stores, 38 MARCIANO stores and 17 Guess Accessories stores. At year end, we also directly operated 40 stores in Europe, 76 stores in Asia and seven stores in Mexico. Our retail network creates an upscale and inviting shopping environment and enhances our image. Distribution through our retail stores allows us to influence the merchandising and presentation of our products, build brand equity and test market new product design concepts. Our GUESS? retail stores carry a full assortment of men's and women's merchandise, including most of the GUESS? licensed products. Our factory outlet stores are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our own full-price retail stores.

          Licensee Stores.    Outside of the U.S. and Canada, the Company primarily utilizes a licensed-retail store approach to distribute its products as opposed to a directly-operated approach. This allows the Company to expand its operations with a lower level of capital investment. Our international licensees and distributors operated roughly 90% of the 579 GUESS? stores located in approximately 65 countries outside the U.S. and Canada at February 2, 2008. This store count does not include 82 jean and accessory concessions located in South Korea and China because of their smaller store size in relation to our standard international store size. We plan to open approximately 185 new stores in fiscal 2009 primarily through our international licensees and distributors. These stores carry apparel and accessories that are similar to those sold in the U.S., including some that are tailored for local fashion sensibilities. We work closely with international licensees and distributors to ensure that their store designs and merchandise programs protect the reputation of the GUESS? trademarks. Our international licenses and distribution agreements also allow for the sale of GUESS? brand products in better department stores and upscale specialty retail stores.

          Wholesale Distribution.    We have both domestic and international wholesale distribution channels. U.S. wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading U.S. wholesale customers include Macy's, Inc. and Dillard's, Inc. At February 2, 2008, our products were sold directly to consumers from approximately 1,006 major doors in the U.S. These locations include 398 shop-in-shops, an exclusive selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women's or men's apparel. Our European wholesale business is more fragmented and we rely on a large number of smaller regional distributors and agents to distribute our products. Through our foreign subsidiaries and our network of international distributors, our products are also found in major cities throughout Africa, Asia, Australia, the Middle East, Mexico, the Caribbean and South America.

          Licensing Operations.    The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We carefully select our trademark licensees and approve in advance all product design, advertising and packaging materials of all licensed products in order to maintain a consistent GUESS? image. We currently have 23 domestic and international licenses that include eyewear, watches, handbags, footwear, kids' and infants' apparel, lingerie, leather outerwear, fragrance, jewelry and other fashion accessories. We have also granted licenses for the manufacture or sale of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Mexico, the Caribbean, North America and South America.

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

        North American Retail Store Strategy and Expansion Plans.    Our retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the performance of existing stores. During fiscal 2008, we opened a total of 49 new stores in the U.S. and Canada consisting of 16 new full-price retail stores, five factory outlet stores, 14 G by GUESS stores, 13 MARCIANO stores and one GUESS Accessories store. We closed ten stores and converted 20 stores to G by GUESS stores.

        Our retail locations build brand awareness and contribute to market penetration and growth of the brand. In fiscal 2008, we increased our retail average square footage by 5.3% to a total of 1,759,000 square feet in the U.S. and Canada. We continue to be very selective with new store locations and expect to open approximately 60 new stores in fiscal 2009, consisting of eleven full-price retail, six factory outlets, ten G by GUESS, 12 MARCIANO, 16 GUESS Accessories stores, and five footwear stores through our new joint venture with our footwear licensee. In addition, we plan to close approximately three stores in fiscal 2009.

        In fiscal 2008, total sales in the U.S. and Canada at our stores open for at least one year increased by 14.6% from fiscal 2007 levels. We believe this increase is attributable to our commitment to several ongoing initiatives, including leadership in new product development, a more fashion-focused product mix, the introduction of new product categories, improvements in merchandising and visual presentation, the remodeling of select stores to promote a consistent brand image, an improved retail store inventory allocation system, the continued development of the MARCIANO and Accessories lines and the development of a motivated team of sales professionals to service our customers and provide a favorable shopping experience.

        We continue to emphasize our Accessories line, our MARCIANO line and our G by GUESS line. This includes greater focus on our Accessories line in our existing stores as well as continuing to develop and open additional Accessories, MARCIANO and G by GUESS stores which exclusively feature these products. We shall continue to monitor the performance of these store concepts carefully.

        During fiscal 2008, we opened 13 MARCIANO and one Guess Accessories stores. These store concepts leverage our brand recognition and the reputation we have for sexy, contemporary styling to extend the appeal of our brand. The MARCIANO brand is attracting a slightly older, more sophisticated customer, while the Accessories stores are enabling us to build a more meaningful presence in this product category. We are targeting customers who already shop GUESS? stores but are looking for an expanded accessories presentation, as well as new customers who did not shop at GUESS? in the past.

        As part of our retail growth strategy, in fiscal 2008 we launched our new brand store concept, which we called G by GUESS. We currently have 34 G by GUESS stores in North America. G by GUESS is aimed to capture a market demographic that shops price points between factory and retail. The G by GUESS brand is distributed only in G by GUESS stores and carries apparel, accessories and footwear for both men and women that is aspirational, timeless and fun. The stores have a fresh feel, directed toward a full customer experience, with fashion-forward, but not cutting edge fashion. The stores have a slightly smaller footprint than Guess? stores.

        International Expansion.    We believe there are significant opportunities to continue our international growth, particularly in Europe and Asia, where the GUESS? brand is well recognized but under-penetrated. The Company has made several key acquisitions in Europe during the past few years, as discussed under "Acquisition Strategy" below. In South Korea at the end of fiscal 2008, our products were sold directly in approximately 98 stores, of which 52 are jeans concessions that are owned and operated by us through leased spaces in major department stores and 46 are free-standing licensed stores. We opened a showroom in Hong Kong in 2006 and opened approximately 21 free-standing stores in China during fiscal 2008, with flagship stores in Beijing and Shanghai, as well as free standing stores in Hong Kong and Macau. In addition, our joint venture in Mexico is currently distributing through three major department store chains, Liverpool, El Palacio de Hierro and Tiendas, with 56 shop-in-shop locations and seven GUESS? free-standing stores.

        Our business will also grow as our partners open new licensed stores internationally. In fiscal 2008, we, along with our distributors and licensees, opened 184 stores in all concepts combined outside of the U.S.

and Canada, bringing the total number of such stores to 579 at year end. This store count does not include 82 jean and accessory concessions located in South Korea and China because of their smaller store size in relation to our standard international store size. We plan to open approximately 185 new retail stores in fiscal 2009 outside the U.S. and Canada primarily through our international licensees and distributors. We are working closely with our international distributors and licensees to develop these opportunities and to expand the availability of the GUESS? brand throughout the world.

        Continue to Develop Licensee Portfolio.    One of our primary objectives is to maintain the quality and reputation of the GUESS? brand. In order to accomplish this goal, we will continue to strategically reposition our licensing portfolio by constantly monitoring and evaluating the performance of our licensees worldwide and their strengths and capabilities to appropriately represent our brand. As part of this process, we will consider bringing apparel licenses in-house, where appropriate. If we determine that licensees are performing inadequately, we will, from time to time, discontinue the existing relationship and seek out a stronger replacement licensee.

        In 2006, we entered into a joint venture with Adivina S.A. de. C.V. to oversee the revitalization and expansion of the GUESS? brand in Mexico. We also signed a new license with a European licensee to develop and manufacture lingerie and swimwear under the GUESS? trademark in Europe and certain other countries. In 2005, we successfully renegotiated license agreements with our existing licensees for watches, handbags and eyewear on terms that were significantly improved over our prior arrangements and began shipping our new fragrance line. In addition, in 2004, we signed a new shoe license with Marc Fisher LLC to develop, manufacture and distribute athletic and fashion footwear under the GUESS? trademark in the U.S. and several countries worldwide and began shipping footwear products in 2005. Recently, we also completed a joint venture arrangement with Marc Fisher LLC to open a small number of new footwear concept stores in North America. We believe these are important steps in expanding our presence both domestically and globally. We will continue to examine strategic opportunities to expand our licensee portfolio by developing new licensees that can expand our brand penetration and complement the GUESS? image.

        Acquisition Strategy.    We evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. In January 2008, the Company finalized the acquisition of our former European licensee of children's apparel, BARN S.r.l. ("BARN"), an Italian corporation that was owned by two key employees of the Company's wholly-owned subsidiary, GUESS? Italia, S.r.l.

        In December 2006, we acquired 75% of the outstanding shares of Focus Europe, S.r.l. ("Focus"), as well as the leases and assets of four retail stores in Italy. Focus, based in Italy, had served as the licensee, manufacturer, distributor and retailer of GUESS by MARCIANO contemporary apparel for men and women in Europe for 10 years. The agreement included the purchase of inventory, certain fixed assets and the transfer of leases for the retail locations.

        In January 2005, we completed the acquisition of the remaining 90% of Maco Apparel, S.p.A. ("Maco"), the Italian licensee of GUESS jeanswear for men and women in Europe, that the Company did not already own from Fingen S.p.A. and Fingen Apparel N.V., as well as the assets and leases of ten retail stores in Europe. The agreement included the purchase of inventory and receivables, the assumption of certain liabilities and the transfer of leases for the GUESS retail locations. The stores are located in Rome, Milan, Paris, Amsterdam, London, and certain other European cities.

        With the BARN, Focus and Maco acquisitions, we now directly manage our adult and children apparel businesses in Europe. We believe the combination of the manufacture and distribution of all our European apparel lines under the GUESS? umbrella allows us to take advantage of economies of scale and provides an opportunity to further expand our wholesale and retail operations in this region.

        Improved Product Sourcing.    In fiscal 2008 we continued to refine our worldwide Supply Chain processes in support of a more globalized product offering and a calendar that supports three major global markets a season.

        We also continued to re-define calendars, streamline processes and build core competencies within our product areas as part of our Product Lifecycle Management system ("PLM"). These new processes are providing calendar alignment and timely delivery to our western hemisphere retail and wholesale divisions, while also incorporating the development calendars and market timing of our Asian and European businesses. This globalization of operations will enable us to begin integrating our European, North American and Asian-based supply chains. This, in turn, supports our long term strategy of developing a global core product assortment, through collaboration between our U.S. and Italian based design teams. To better support the design process, we formed new Global Markets and Product Development teams responsible for driving calendar deadlines, assortment plans and financial goals throughout the design process. In addition, the Product Development team is responsible for fabric research and development, working directly with global textile mills and suppliers, in order to drive innovation, ensure quality and increase value within our product lines.

        We have also developed a Product Integrity group to better support our brand integrity worldwide. The team is headquartered in the U.S. and has presence in Asia and Italy. In fiscal 2008, the group was able to create standards around color, fabric testing, and quality control.

        While we continue to expand our sourcing operations in Asia, we expect that Los Angeles will remain the hub of denim development, as well as speed-based development and wholesale replenishment program management.

        e-Commerce.    Our websites, www.guess.com, www.gbyguess.com, www.marciano.com and www.guess.ca are virtual storefronts that promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of casual apparel and accessories. Not only have these virtual stores become an additional retail distribution channel, but also they have improved customer service and are fun and entertaining alternative-shopping environments. These sites also provide fashion information and a mechanism for customer feedback and they promote customer loyalty and enhance our brand identity through interactive content. In fiscal 2008, www.gbyguess.com was launched to promote the new G by GUESS retail format. In fiscal 2008, these combined sites experienced continued growth and generated net sales in excess of the top retail GUESS? store in the chain.

Product Categories

        Apparel Products.    Our apparel products are organized into two primary categories: women's and men's apparel. To take advantage of contemporary trends, we complement our core basic styles with more fashion-oriented items. We add new styles, treatments and finishes to our denim assortment on a continuous basis.

        These products are primarily sold under the GUESS? brand. However, our line of women's apparel also includes the MARCIANO product line, a full collection of better women's apparel incorporating a sophisticated, high fashion combination of colors and styles. In fiscal 2008, we also launched our G by GUESS line of women's and men's products to complement our GUESS? and MARCIANO brands.

        Licensed Products.    The high level of desirability of the GUESS? brand among consumers has allowed us to selectively expand our product categories into other lines that include handbags, watches, footwear, fragrance, eyewear, jewelry and swimwear. The design and manufacturing of our accessories and footwear lines are licensed to third parties who distribute these products under licensing arrangements with the Company. We recorded net royalties of $90.7 million in fiscal 2008.

Distribution Channels

        We derive net revenue from the following primary sources:

  •
  The sale of our products through our network of directly operated retail and factory outlet stores in the U.S. and Canada and through our on-line stores

  •
  The sale of our products through our network of wholesale customers and distributors in the U.S., Canada and Asia and the sale of our products through our network of licensee operated stores and directly operated stores in Asia

  •
  The sale of our products through our network of distributors, agents, licensee operated stores and our directly operated stores in Europe, and

  •
  Royalties from worldwide licensing activities.

        The following table sets forth our net revenue from our business segments:

	Year Ended(1)
	February 2, 2008		February 3, 2007		December 31, 2006		December 31, 2005
	(dollars in thousands)
Net revenue:
Retail operations	$862,381	49.3%	$741,104	59.1%	$721,262	60.9%	$612,862	65.5%
Wholesale operations	258,445	14.8	152,623	12.2	146,320	12.3	121,103	12.9
European operations	538,358	30.7	291,801	23.3	252,363	21.3	153,817	16.4

Net revenue from product sales	1,659,184	94.8	1,185,528	94.6	1,119,945	94.5	887,782	94.8
Licensing operations	90,732	5.2	67,136	5.4	65,239	5.5	48,310	5.2

Total net revenue	$1,749,916	100.0%	$1,252,664	100.0%	$1,185,184	100.0%	$936,092	100.0%

(1)
The Company changed its year end from December 31 to a 52-53 week year ending on the Saturday closest to January 31. The year ended February 2, 2008 was the first full year on the new fiscal calendar. The table provides unaudited revenue data for the comparable prior 12 months ended February 3, 2007.

U.S. and Canada Retail Operations

        At February 2, 2008, our U.S and Canada retail operations, which comprise directly operated stores in both the U.S. and Canada, consisted of 187 full-price retail, 97 factory outlet, 34 G by GUESS, 38

MARCIANO, and 17 Accessories stores which sell GUESS?, MARCIANO and G by GUESS labeled apparel and accessory products. Below is a summary of store statistics.

	Feb. 2, 2008	Feb. 3, 2007	Dec. 31, 2006	Dec. 31, 2005
GUESS? Retail stores:
U.S.	140	148	149	152
Canada	47	43	43	39

	187	191	192	191
GUESS? Factory stores:
U.S.	81	88	89	85
Canada	16	14	14	14

	97	102	103	99
G by GUESS stores:
U.S.	34	—	—	—
Canada	—	—	—	—

	34	—	—	—
MARCIANO stores:
U.S.	26	18	18	9
Canada	12	7	7	5

	38	25	25	14
GUESS? Accessories stores:
U.S.	13	12	12	11
Canada	4	4	4	—

	17	16	16	11

Total	373	334	336	315

Square footage at fiscal year end	1,759,000	1,610,000	1,621,000	1,563,000
Sales per average annual square foot	$504	$458	$447	$401

        GUESS? Retail Stores.    At February 2, 2008, our full price North American retail stores occupied approximately 922,000 square feet and ranged in size from approximately 2,000 to 13,500 square feet, with most stores between 3,000 and 6,000 square feet. Our retail stores carry a full assortment of men's and women's GUESS? merchandise, including most of our licensed products. In addition, roughly one quarter of our full-price GUESS? retail stores offer our MARCIANO line that is carried almost exclusively in our company operated stores. In fiscal 2008, we opened 16 new retail stores, closed ten stores and converted ten full-price retail stores to G by GUESS stores. Sales per square foot for our full price U.S. and Canada retail stores, not including factory outlet or new concept stores, increased from $441 in fiscal 2007 to $515 in fiscal 2008.

        GUESS? Factory Outlet Stores.    At February 2, 2008, our U.S. and Canada factory outlet stores occupied approximately 523,000 square feet and ranged in size from approximately 3,400 to 10,700 square feet, with most stores between 4,000 and 6,500 square feet. They are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our full-price retail stores. These stores sell selected styles of GUESS? apparel and licensed products at lower price points. We also use the factory outlet stores to liquidate excess inventory and thereby protect the GUESS? image. In fiscal 2008, we opened five new factory stores and converted ten factory stores to G by GUESS stores. Sales per square foot for our U.S. and Canada factory outlet stores increased from $455 in fiscal 2007 to $509 in fiscal 2008.

        G by GUESS Stores.    At February 2, 2008 our G by GUESS stores occupied approximately 182,000 square feet and ranged in size from approximately 3,800 to 10,000 square feet, with most stores between 4,500 and 5,000 square feet. G by GUESS is aimed to capture a market demographic that shops price points between factory and retail and carries apparel for both men and women and a full line of accessories and footwear that is aspirational, timeless and fun. The stores have a fresh feel, directed toward a full customer experience, with fashion-forward, but not cutting edge fashion.

        MARCIANO Stores.    At February 2, 2008, our MARCIANO stores occupied approximately 103,000 square feet and ranged in size from approximately 1,500 to 4,500 square feet, with most stores between 2,000 and 3,500 square feet. In fiscal 2008, we opened 13 MARCIANO stores. This concept leverages the name recognition of the MARCIANO brand and the reputation we have for sexy, contemporary styling to extend the appeal of our brand. The MARCIANO brand is attracting a slightly older, more sophisticated customer. Sales per square foot for our MARCIANO stores were $606 in fiscal 2008.

        GUESS? Accessories Stores.    At February 2, 2008, our Accessories concept stores occupied approximately 29,000 square feet and ranged in size from approximately 700 to 3,200 square feet, with most stores between 1,000 and 2,500 square feet. In fiscal 2008, we opened one Accessories store. The Accessories stores enable us to build a more meaningful presence and variety in our retail segment. Sales per square foot for our Accessories stores increased to $738 in fiscal 2008.

Wholesale Customers

        The majority of our revenues reported in our wholesale segment are generated from our U.S. wholesale customers that consist primarily of better department stores and select specialty retailers and upscale boutiques. Leading domestic wholesale customers include Macy's, Inc. and Dillard's, Inc. During fiscal 2008, our products were sold directly to consumers through approximately 1,006 major doors in the U.S. Our wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics.

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

        A few of our domestic wholesale customers, including some under common ownership, have accounted for significant portions of our net revenue. During fiscal 2008, Macy's, Inc. was our largest domestic wholesale customer and accounted for approximately 4.4% of our consolidated net revenue. During the past year, we continued to see our domestic wholesale operations become a smaller proportion of our overall business as our international businesses expanded.

        Our European wholesale business relies on a large number of smaller regional distributors and agents to distribute our products. Our Asian wholesale customer base is primarily comprised of a small number of selected distributors with which we have contractual distribution arrangements.

International Stores

        The Company's international retail network is comprised of a mix of directly operated and licensee operated GUESS? and GUESS by MARCIANO retail and outlet stores. Our retail store license agreements generally provide detailed guidelines for store fixtures and merchandising programs. The appearance, merchandising and service standards of these stores, which are typically smaller than our standard North American stores, are closely monitored to ensure that our image and brand integrity are maintained at the same level as our directly operated stores in the U.S. and Canada.

        For the year ended February 2, 2008, together with our partners we opened 184 new stores, including 83 in Europe, 93 in Asia and eight in Mexico, Central and South America. We ended the year with 579 stores outside of the U.S. and Canada, of which 421 were GUESS? stores, 36 were GUESS by MARCIANO stores, and 122 were GUESS? Accessories stores. Of the 579 stores, 60 were operated by the Company and 519 were operated by licensees or distributors. This store count does not include 82 jean and accessory concessions located in South Korea and China because of their smaller store size in relation to our standard international store size.

License Agreements and Terms

        Our trademark license agreements customarily provide for a three- to five-year initial term with a possible option to renew prior to expiration for an additional multi-year period. In addition to licensing trademarks for products which complement our apparel products, we have granted trademark licenses for the manufacture and sale of GUESS? branded products similar to ours, including men's and women's denim and knitwear, in markets such as Europe, the Philippines, South Africa and Mexico. Licenses granted to certain licensees that have produced high-quality products and have demonstrated solid operating performance, such as for GUESS? watches, GUESS? handbags and GUESS? eyewear, have been renewed and in some cases expanded to include new products or markets. The typical license agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee's net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. In addition, several of our key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products and in many cases we place the ads on behalf of the licensee and are reimbursed. In addition, to protect and increase the value of our trademarks, our license agreements include strict quality control and manufacturing standards.

        Our licensing personnel in the U.S., Europe and Asia meet regularly with licensees to ensure consistency with our overall merchandising and design strategies, to monitor quality control and to protect the GUESS? trademark and brand. The licensing department approves in advance all GUESS? licensed products, advertising, promotional and packaging materials.

Design

        GUESS?, G by GUESS and MARCIANO products are designed by an in-house staff of four design teams (men's, women's, G by GUESS and MARCIANO) located in Los Angeles, California and Florence and Bologna, Italy. The U.S. and European teams work closely to share ideas and develop products that can sell in both markets and our other international markets. Our design teams travel throughout the world in order to monitor fashion trends and discover new fabrics. Fabric shows in Europe, Asia and the U.S. provide additional opportunities to discover and sample new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. We also maintain a fashion library consisting of antique and contemporary garments as another source of creative concepts. In addition, our design teams regularly meet with members of the sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.

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

        Our advertising strategy promotes the GUESS? image and products, with an emphasis on brand image. Our signature black and white print advertisements, as well as color print advertisements, have garnered prestigious awards, including Clio, Belding and Mobius awards for creativity and excellence. These awards, which we have received on numerous occasions in our history, are generally given based on the judgment of prominent members of the advertising industry. We have maintained a high degree of consistency in our advertisements, using similar themes and images. We require our licensees and distributors to invest a percentage of their net sales of licensed products into advertising, promotion and marketing.

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

        We further strengthen communications with customers through our websites (www.guess.com, www.marciano.com, www.gbyguess.com and www.guess.ca). These global media enable us to provide timely information in an entertaining fashion to consumers about our history, products and store locations, and allow us to receive and respond directly to customer feedback.

Sourcing and Product Development

        We source products through numerous suppliers, many of whom have established long-term relationships with us. We seek to achieve the most efficient means for timely delivery of our products. In recent years we have increasingly sourced our finished products globally. Almost all our products are acquired as package purchases where we supply the design and fabric selection and the vendor delivers the finished product. Although we have long-term relationships with many of our vendors, we do not have long-term written agreements with them.

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

Logistics

        We utilize distribution centers at strategically located sites. The Company's primary distribution center is based in Louisville, Kentucky. At our 506,000 square-foot facility in Kentucky, we use fully integrated and automated distribution systems. The bar code scanning of merchandise, picking tickets and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to the distribution information systems. As of February 2, 2008, this facility was approximately 60% utilized. Distribution of our products in Canada is handled from a distribution center in Montreal, Quebec that we lease from a related party. Our European business primarily utilizes two independent distributors with four locations in Italy as well as one Company operated distribution center in Italy. Additionally, we utilize three contract warehouses in Hong Kong, Korea and China that service the Pacific Rim.

Competition

        The apparel industry is highly competitive and fragmented, and is subject to rapidly changing consumer demands and preferences. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the GUESS? brand. We compete with numerous apparel manufacturers and distributors, both domestically and internationally, as well as several well-known designers. Our retail and factory outlet stores face competition from other retailers, including some of our major wholesale customers. Our licensed apparel and accessories also compete with a substantial number of well-known brands. Many of our competitors, including The Gap, Abercrombie & Fitch and Polo Ralph Lauren, among others, have greater financial resources than we do. Although the level and nature of competition differ among our product categories and geographic regions, we believe that we compete on the basis of our brand image, quality of design, workmanship and product assortment.

Information Systems

        We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in computer hardware, system applications and networks. Our computer information systems consist of a full range of financial, distribution, merchandising, in-store, supply chain and other systems. During fiscal 2008, we implemented new financial and operational systems in Asia to align with our global IT standards, accommodate future growth and provide operating efficiencies. In addition, a PLM system was deployed to provide supply chain efficiencies and global visibility and a Customer Relationship Management ("CRM") system was implemented to support the launch of the Marciano Loyalty program. We are currently upgrading our point of sale system in North America to the latest generation of technology to provide increased functionality and greater store level efficiencies.

Trademarks

        We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and GUESS Collection. As of February 2, 2008, we had approximately 2,300 U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in approximately 170 countries around the world, including the U.S. From time to time, we adopt new trademarks in connection with the marketing of new product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.

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

        U.S. Backlog.    The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer's inventory within 48 hours. The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to stores. Regarding our U.S. wholesale backlog, the scheduling of market weeks can affect the amount of orders booked in the backlog compared to the same date in the prior year. This year's backlog for product at March 22, 2008, as an example, reflected a shorter shipping period of three months for men's product and two months for women's product compared to last year's backlog at March 24, 2007. We estimate that if we were to normalize the orders for last year's backlog to make the comparison consistent with the current year, then the current backlog would be up about 3.6% from the prior year. Not taking into account the impact of this change, our U.S. wholesale backlog as of March 22, 2008, consisting primarily of orders for fashion apparel was approximately $55.4 million, compared to $72.7 million for such orders at March 24, 2007, or down 23.8%.

        Europe Backlog.    Our European business operates with two primary wholesale selling seasons. The Spring/Summer season, which ships mostly in January, February and March and the Fall/Winter season, which ships mostly in July, August and September. Generally, the other months are relatively small shipping months. However, customers have the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs. Accordingly, a certain amount of orders in the backlog may be shipped outside of the traditional shipping months. As of March 24, 2008, the European operations backlog was approximately €181.3 million, compared to €109.7 million at March 24, 2007, or up approximately 65.2%. The backlog as of March 24, 2008 comprises sales orders for the Spring/Summer and Fall/Winter 2008 seasons for both the existing European operations and our Focus and BARN operations. As discussed above, these orders are subject to cancellation and may not be indicative of eventual actual shipments. In addition, the earlier receipt of handbag orders this year has favorably impacted the amount of orders booked in the backlog as of March 24, 2008. If we excluded the incremental handbag orders from this year's backlog, the total backlog would be up about 27.2%.

Employees

        We strongly believe that our employees ("associates") are our most valuable resources. As of February 2008, we had approximately 9,900 associates, including approximately 8,300 associates in our retail operations, 1,000 in our corporate operations and 600 in our European operations.

        Except for approximately 58 employees in Italy who are represented by labor unions, none of our associates are represented by labor unions, and we are not a party to any labor agreements. We consider our relationship with our associates to be good.

Initiation of Quarterly Dividend and Approval of Stock Split

        On February 12, 2007, the Board of Directors of the Company declared a quarterly cash dividend of $0.12 per share on the Company's common stock and approved a two-for-one stock split of the Company's common stock, each to be paid on or about March 12, 2007 to shareholders of record as of the close of business on February 26, 2007. Because the record date for the initial cash dividend preceded the March 12, 2007 stock split distribution date, the cash dividend was paid on only pre-split shares. The following three quarters, the Company declared quarterly dividends of $0.06 for the quarter ended August 4, 2008 and $0.08 for the quarters ended November 1, 2007 and February 2, 2008. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.

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

Website Access to Our Periodic SEC Reports

        We make available free of charge at www.guessinc.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the charters of our Board of Directors' Audit, Compensation and Nominating and Governance Committees as well as the Board of Directors' Governance Guidelines and our Code of Conduct are posted on our website. We may from time to time provide important disclosures to our investors, including amendments or waivers to our Code of Conduct, by posting them in the "Investor's Info" section of the www.guessinc.com website, as allowed by SEC rules. Printed copies of these documents may be obtained by writing or telephoning us at Guess?, Inc., 1444 South Alameda Street, Los Angeles, California 90021, Attention: Investor Relations, (213) 765-5578.

ITEM 1A.    Risk Factors.

        You should carefully consider the following factors and other information in this Annual Report on Form 10-K. Additional risks which we do not presently consider material, or of which we are not currently aware, may also have an adverse impact on us. Please also see "Important Factors Regarding Forward-Looking Statements" on page (ii).

Demand for our merchandise may decrease and the appeal of our brand image may diminish if we fail to identify and rapidly respond to consumers' fashion tastes.

        The apparel industry is subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our brand image and our profitability are heavily dependent upon both the priority our target customers place on fashion and on our ability to anticipate, identify and capitalize upon emerging fashion trends. Current fashion tastes place significant emphasis on a fashionable look. In the past, this emphasis has increased and decreased through fashion cycles. If we fail to anticipate, identify or react appropriately, or in a timely manner, to fashion trends, we could experience reduced consumer acceptance of our products, a diminished brand image and higher markdowns. These factors could result in lower selling prices and sales volumes for our products and could have a material adverse effect on our results of operations and financial condition.

The apparel industry is highly competitive, and we may face difficulties competing successfully in the future.

        We operate in a highly competitive and fragmented industry with low barriers to entry. We compete with many apparel manufacturers and distributors, both domestically and internationally, as well as many well-known designers, some of whom have substantially greater resources than we do and some of whose products are priced lower than ours. Our retail and factory outlet stores compete with many other retailers, including department stores, some of whom are our major wholesale customers. Our licensed apparel and accessories compete with many well-known brands. Within each of our geographic markets, we also face significant competition from global and regional branded apparel companies, as well as retailers that market apparel under their own labels. These and other competitors pose significant challenges to our market share in our existing major domestic and foreign markets. In addition, our larger competitors may be better equipped than us to adapt to changing conditions that affect the competitive market. Also, the industry's low barriers to entry allow the introduction of new products or new competitors at a fast pace. Any of these factors could result in reductions in sales or prices of our products and could have a material adverse effect on our results of operations and financial condition.

Changes in the economy and trends in consumer confidence may adversely affect the fashion industry as well as our operating results.

        The industry in which we operate is cyclical. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during recessionary periods and also may decline at other times. Reduced levels of consumer spending, both domestically and internationally, can also result from (i) increases in interest rates, (ii) declines in the availability of consumer credit, (iii) increases in taxation rates, (iv) decreases in consumer confidence in future economic conditions and (v) reductions in levels of consumer disposable income resulting from any number of factors such as the subprime mortgage crisis and the continued increases in oil prices. Due to these cyclical factors in the retail industry, we may not be able to maintain our growth in revenues or earnings, or remain profitable in the future, particularly during economic downturns or periods of economic instability.

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

        Because we must place orders with our vendors for most of our products a season or more in advance, we could end up carrying excess inventories if we fail to correctly anticipate fashion trends or consumer demand. Even if we correctly anticipate consumer fashion trends and demand, our vendors could fail to supply the quality products and materials we require at the time we need them. Moreover, we could fail to effectively market or merchandise these products once we receive them. In addition, we could fail to open new or remodeled stores on schedule, and inventory purchases made in anticipation of such store openings could remain unsold. Any of the above factors could cause us to experience excess inventories and higher markdowns, which in turn could have a material adverse effect on our results of operations and financial condition.

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

        Moreover, our manufacturers have at times been unable to deliver finished products in a timely fashion. This has led, from time to time, to an increase in our inventory, creating potential markdowns and a resulting decrease in our profitability. As there are a limited number of qualified offshore manufacturers, it could take significant time to find alternative manufacturers, which could result in our missing retailing seasons or our wholesale customers' canceling orders, refusing to accept deliveries or requiring that we lower selling prices. Since we cannot return merchandise to our manufacturers, we could also have a significant amount of unsold merchandise. Any of these problems could harm our financial condition and results of operations.

Our North American wholesale business is highly concentrated. The decision by any of our large customers to decrease their purchases of our products or stop carrying our products could have a material adverse effect on our results of operations and financial condition.

        In fiscal 2008, 4.4% of our consolidated net revenue came from Macy's, Inc. No other single customer or group of related customers accounted for more than 5% of our net revenue in fiscal 2008. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our and our licensees' products. Also, as we expand the number of our retail stores, we run the risk that our wholesale customers will perceive that we are increasingly competing directly with them, which may lead them to reduce or terminate purchases of our products. In addition, in recent years there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major wholesale customers decides to decrease purchases from us, to stop carrying GUESS? products or to carry our products only on terms less favorable to us, our sales and profitability could significantly decrease. This could have a material adverse effect on our results of operations and financial condition.

Since we do not control our licensees' actions and we depend on our licensees for a substantial portion of our earnings from operations, their conduct could harm our business.

        We license to others the rights to produce and market certain products that are sold with our trademarks. While we retain significant control over our licensees' products and advertising, we rely on our licensees for, among other things, operational and financial control over their businesses. If the quality, focus, image or distribution of our licensed products diminish, consumer acceptance of and demand for the GUESS? brand and products could decline. This could materially and adversely affect our business and results of operations. In fiscal 2008, approximately 80% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Although we believe that in most circumstances we could replace existing licensees if necessary, our inability to do so for any period of time could adversely affect our revenues and results of operations.

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

We are subject to periodic litigation and other regulatory proceedings, which could result in unexpected expense of time and resources.

        We are a defendant from time to time in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management's attention from our operations and result in substantial legal fees. See also "Item 3. Legal Proceedings" for further discussion of the Company's legal matters.

If we fail to successfully execute our growth initiatives, including through acquisitions, our business and results of operations could be harmed.

        As part of our business growth initiatives, we regularly open new stores, in both existing and new store concepts, in the United States and Canada. We also regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. For instance, we completed the acquisition of our former European jeanswear licensee during 2005, the acquisition of 75% of the outstanding shares of our former European licensee of GUESS by MARCIANO apparel in December 2006 and the acquisition of our former European licensee of children's apparel in January 2008. We have also continued our international expansion by opening new stores outside the U.S., primarily in the form of stores owned by our international licensees and distributors, but also through Company-owned stores and concessions. We plan to continue opening new stores in the U.S. and internationally. This expansion effort places increased demands on our managerial, operational and administrative resources that could prevent or delay the successful opening of new stores, adversely impact the performance of our existing stores and adversely impact our overall results of operations. In addition, acquired businesses may not provide us with increased business opportunities, or result in the growth that we anticipate. Furthermore, integrating acquired operations is a complex, time-consuming and expensive process. Failing to acquire and successfully integrate complementary businesses, or failing to achieve the business synergies or other anticipated benefits of acquisitions, could materially adversely affect our business and results of operations.

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

        In addition to our core GUESS? retail and factory stores, we continue to develop and refine the MARCIANO, GUESS? Accessories, G by GUESS and new footwear store concepts. The introduction and growth of several new store concepts as part of our overall growth strategy could strain our financial and management resources. Additionally, successfully developing new brands is subject to a number of risks, including customer acceptance, product differentiation, competition and obtaining desirable locations. There can be no assurance that these concepts will achieve or maintain sales and profitability levels that justify the required investments. If we are unable to successfully develop and manage these multiple store concepts, or if consumers are not receptive to the products or store concepts, our results of operations and financial results could be adversely affected.

Much of our business is international and can be disrupted by factors beyond our control.

        We have been reducing our reliance on domestic contractors and expanding our use of direct sourced offshore manufacturers as a cost-effective means to produce our products. During fiscal 2008, we sourced a significant amount of our finished products through third-party suppliers located outside the United States and we continued to purchase fabrics outside the United States. As we focus strategically on progressively more direct sourcing, we are expanding our Hong Kong office infrastructure to allow us to develop, engineer and source directly from overseas factories.

        In addition, we have been increasing our international sales of product outside of the United States. In fiscal 2008, approximately 51.5% of our consolidated net revenue was generated by sales from outside of the United States. We anticipate that these international revenues will continue to grow as a percentage of our total business.

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

        Our imports are limited by textile agreements between the United States and some foreign jurisdictions, most notably China. These agreements impose quotas on the amounts and types of merchandise that may be imported into the United States from these countries. These agreements also allow the United States to limit the importation of categories of merchandise that are not now subject to specified limits. The United States and the countries in which our products are produced or sold may also, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels. If we are unable to obtain our raw materials and finished apparel from the countries where we wish to purchase them, either because of capacity constraints or visa availability under the required quota category or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our results of operations and financial condition.

Domestic and foreign currency fluctuations could adversely impact our financial condition and results of operations.

        We generally purchase our products in U.S. dollars. However, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the applicable currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Furthermore, our international sales and some of our licensing revenue is generally derived from sales in foreign currencies, including the Canadian Dollar and the Euro. This revenue, when translated into U.S. dollars for consolidated reporting purposes, could be materially affected by the strengthening of the U.S. dollar, negatively impacting our results of operations and the Company's ability to generate revenue growth.

        Furthermore, since some of our hedging activities are designed to reduce volatility of fluctuating exchange rates, they not only reduce the negative impact of a stronger U.S. dollar, but they also reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by the values of the U.S. dollar in relation to the foreign currencies in which we conduct business. In addition, while the hedges are designed to reduce volatility over the forward contract period, these contracts can create volatility during the period. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities. See also "Note 20 to our Consolidated Financial Statements" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

A significant disruption at our Louisville, Kentucky distribution center or our other international distribution facilities could have a material adverse impact on our business and operating results.

        We primarily rely on a single distribution center located in Louisville, Kentucky to receive, store and distribute merchandise to all of our stores and wholesale customers in the U.S. We also operate a distribution center in Canada, utilize two independent distributors with four locations and one Company operated location in Italy which service Europe, and utilize three contract warehouses in Hong Kong, China and Korea that service the Pacific Rim. Any significant interruption in the operation of our Kentucky distribution center or any of our other foreign facilities due to natural disasters, accidents, system failures or other unforeseen causes could have a material adverse effect on our business and operating results.

Our two most senior executive officers own a significant percentage of our common stock. Their interests may differ from the interests of our other stockholders.

        Maurice Marciano and Paul Marciano, our Chairman of the Board and Chief Executive Officer, respectively, collectively beneficially own over 38% of our outstanding shares of common stock. These individuals may have different interests than our other stockholders and, accordingly, they may direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as these individuals own a significant percentage of our common stock, they may effectively be able to:

  •
  elect our directors;

  •
  amend or prevent amendment of our Restated Certificate of Incorporation or Bylaws;

  •
  effect or prevent a merger, sale of assets or other corporate transaction; and

  •
  control the outcome of any other matter submitted to our stockholders for vote.

        Their stock ownership, together with the anti-takeover effects of certain provisions of applicable Delaware law and our Restated Certificate of Incorporation or Bylaws, may discourage acquisition bids or allow the Marcianos to delay or prevent a change in control that may be favored by our other stockholders, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our common stock price.

Our failure to attract and retain our existing senior management team and other key personnel could adversely affect our business.

        Our business requires disciplined execution at all levels of our organization in order to ensure the timely delivery of desirable merchandise in appropriate quantities to our stores and our wholesalers' stores. This execution requires experienced and talented management in design, production, merchandising and advertising. Our success depends upon the personal efforts and abilities of our senior management, particularly Maurice Marciano and Paul Marciano, and other key personnel. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of one or both of the Marcianos or other key personnel could materially harm our business. Although we are the beneficiary of a $10 million "key man" insurance policy on the life of Paul Marciano, we do not have any other "key man" insurance with respect to either of the Marcianos or other key employees, and any of them may leave us at any time, which could severely disrupt our business and future operating results.

Fluctuations in our quarterly results of operations, comparable store sales, sales per square foot, wholesale operations or royalty net revenue or other factors could have a material adverse effect on our results of operations and our stock price.

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

  •
  the timing of seasonal wholesale shipments;

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

        An unfavorable change in any of the above factors could have a material adverse effect on our results of operations and our stock price.

Violation of labor laws and practices by our licensees or suppliers could harm our business.

        We require our licensing partners and suppliers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices, we do not control our licensees or suppliers or their labor practices. The violation of labor or other laws by any of our licensees or suppliers, or divergence of a licensee's or supplier's labor practices from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of our products, harm the value of our trademarks, damage our reputation or expose us to potential liability for their wrongdoings.

We rely on third parties and our own personnel for upgrading and maintaining our management information systems. If these parties do not perform these functions appropriately, our business could be disrupted and adversely impacted.

        The efficient operation of our business is very dependent on our information systems. In particular, we rely heavily on the merchandise management and ERP systems used to track sales and inventory and manage our supply chain. We depend on our vendors to maintain and periodically upgrade these systems to support our business as we expand. The software programs supporting the processing of our inventory management information are licensed to us by independent software developers. The inability of these developers to continue to maintain and upgrade our software programs could result in incorrect information being supplied to management, inefficient ordering and replenishment of products and disruption of our operations. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems could adversely impact the business. Significant expenditures could be required to remediate any such failure, problem or breach.

The Company could experience liquidity issues associated with its cash balances in excess of FDIC insurance limits held by various financial institutions and its significant investment of excess cash in a single municipal money market fund.

        Cash used primarily for working capital purposes is maintained with various major financial institutions in amounts which are in excess of the FDIC insurance limits. In addition, excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in one diversified municipal money market fund. Although the fund, which is rated AAA by Fitch, is comprised of high-quality, liquid instruments, if the financial markets trading the underlying assets in this fund experience a disruption, the Company may need to temporarily rely on other forms of liquidity, including borrowings under the Credit Agreement.

ITEM 1B.    Unresolved Staff Comments.

        None.

ITEM 2.    Properties.

        Certain information concerning our principal facilities, all of which are leased at February 2, 2008, is set forth below:

Location	Use	Approximate Area in Square Feet
1444 South Alameda Street Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, distribution and warehouse facilities, production control, and sourcing used by our Wholesale and Retail segments, and our Corporate groups	355,000
144 S. Beverly Drive Beverly Hills, California	Administrative offices used by our Corporate group.	1,200
1610 Freeport Drive Louisville, Kentucky	Distribution and warehousing facility used by our Wholesale and Retail segments	506,000
119/264 W. 40th Street New York, New York	Administrative offices, public relations, and showrooms used by our Wholesale segment	13,400
Montreal/Toronto, Canada	Administrative offices, showrooms and warehouse facilities used by our Wholesale and Retail segments	111,000
Florence/Milan/Crevalcore, Italy	Administrative offices, showrooms and warehouse used by our European segment	222,000
Lugano, Switzerland	Administrative, sales and marketing offices used by our European segment	29,400
Kowloon, Hong Kong	Administrative offices, showrooms, sourcing, distribution and licensing coordination facilities used by our Wholesale segment.	23,600
Seoul, Korea	Administrative offices and showrooms used by our Wholesale segment	11,700
Shanghai, China	Administrative offices and warehouse facility used by our Wholesale segment	14,500

        Our corporate, wholesale and retail headquarters and certain warehousing facilities are located in Los Angeles, California and in Beverly Hills, California, consisting of five buildings totaling approximately 356,200 square feet. All of these properties are leased by us, primarily from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the "Principal Stockholders"), Armand Marciano, their brother and former executive of the Company, and their families pursuant to leases that expire in July 2008 and February 2009. The total lease payments to these limited partnerships are approximately $0.3 million per month with aggregate minimum lease commitments to these partnerships at February 2, 2008, totaling approximately $1.6 million.

        In addition, the Company, through a wholly-owned Canadian subsidiary, leases warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Principal Stockholders. The lease expires in December 2014. The monthly lease payment is $44,200 Canadian (US $44,500) with aggregate minimum lease commitments through the term of the lease totaling approximately $3.7 million Canadian (US $3.7 million) at February 2, 2008.

        See Note 11 to the Consolidated Financial Statements for further information regarding related party transactions.

        Through early 2000, distribution of our products in the U.S. was centralized in our Los Angeles, California facility. In 2000, we leased an automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles as our primary distribution center. Our Canadian business operates a distribution facility located in Montreal, Canada. Our European business utilizes two independent distributors with four locations and one Company operated location in Italy. Additionally, we utilize three contract warehouses in Hong Kong, Korea and China that service the Pacific Rim.

        We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through January 2022. These facilities are located principally in the U.S., with aggregate minimum lease commitments, at February 2, 2008, totaling approximately $640.6 million excluding related party commitments. In addition, in 2005 we started leasing a building in Florence, Italy for our Italian operations under a capital lease agreement. We opened the Florence facility in June 2006. The capital lease obligation, including build-outs, amounted to $20.4 million as of February 2, 2008.

        The current terms of our store leases, excluding renewal options, expire as follows:

	Number of Stores
Years Lease Terms Expire	U.S. and Canada	Asia	Europe	Mexico
Fiscal 2009-2011	98	75	20	2
Fiscal 2012-2014	78	1	7	5
Fiscal 2015-2017	116	—	11	—
Fiscal 2018-2020	81	—	1	—
Thereafter	—	—	1	—

	373	76	40	7

        We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations. See Notes 11 and 12 to the Consolidated Financial Statements for further information regarding current lease obligations.

ITEM 3.    Legal Proceedings.

        On February 1, 2005, a complaint was filed by Michele Evets against the Company in the Superior Court of the State of California for the County of San Francisco. The complaint purported to be a class action filed on behalf of current and former GUESS? store managers in California. Plaintiffs sought overtime wages and a preliminary and permanent injunction. The parties executed a settlement agreement in February 2007, which became effective upon final court approval on November 1, 2007. As of February 2, 2008, the Company paid $0.8 million related to the net charges in connection with the full and final settlement of this matter.

        In 2006, the Officers of the Florence Customs Authorities ("Customs Authorities") began an import customs audit with respect to the Company's Italian subsidiary, Maco Apparel S.p.A. ("Maco"), in Florence, Italy, acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004 and 2005 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The Custom Authorities have filed several claims which are heard independently within various sections of the Florence Provincial Tax Commission. Each claim represents a portion of the period under review. The first hearings with the Florence Provincial Tax Commission commenced on October 29, 2007. Judgments for two claims have been received that were favorable to the Company on certain aspects of the claims and unfavorable on other aspects of the claims. The Company will appeal the unfavorable aspects of the judgments. The Company has concluded that the amount of any possible loss would not be material to the Company's consolidated earnings before income taxes and that the likelihood of incurring a loss is less than probable. Accordingly, no liability related to this matter has been accrued.

        The Company is also involved in various other employment-related claims and other matters incidental to the Company's business, the resolution of which is not expected to have a material adverse effect on the Company's consolidated results of operations or financial position. With the exception of the class action accrual at February 3, 2007 discussed above, no material amounts were accrued as of February 2, 2008 and February 3, 2007, related to any of the Company's other legal proceedings.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Since August 8, 1996, the Company's common stock has been listed on the New York Stock Exchange under the symbol 'GES.' The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock, and the dividends paid with respect thereto, in each case, as adjusted to reflect the two-for-one stock split announced February 14, 2007 and effective March 13, 2007:

	Market Price
			Dividends Paid
	High	Low
Fiscal year ended February 3, 2007
First Quarter Ended April 29, 2006	$23.10	$17.18	—
Second Quarter Ended July 29, 2006	23.35	19.73	—
Third Quarter Ended October 28, 2006	28.24	20.40	—
Fourth Quarter Ended February 3, 2007	37.43	28.08	—
Fiscal year ended February 2, 2008
First Quarter Ended May 5, 2007	$42.99	$37.54	$0.06
Second Quarter Ended August 4, 2007	52.61	38.43	0.06
Third Quarter Ended November 1, 2007	54.98	44.27	0.08
Fourth Quarter Ended February 2, 2008	49.52	32.59	0.08

        On March 24, 2008, the closing sales price per share of the Company's common stock, as reported on the New York Stock Exchange Composite Tape, was $39.92. On March 24, 2008 there were 170 holders of record of the Company's common stock.

        The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity. Prior to the initiation of a quarterly dividend on February 12, 2007, we had not declared any dividends on our common stock since our initial public offering in 1996. The agreement governing our Credit Facility limits our ability to pay dividends unless immediately after giving effect thereto the aggregate amount of unrestricted cash and cash equivalents held by Guess?, Inc. and its Canadian subsidiary is at least $50 million. At February 2, 2008, Guess?, Inc. and its Canadian subsidiary had approximately $230 million in unrestricted cash and cash equivalents.

Performance Graph

        The Stock Price Performance Graph below compares the cumulative shareholder return of the Company with that of the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index) over the five fiscal year period beginning December 31, 2002. The graph also includes information with respect to February 3, 2007, the last day of the fiscal month transition period which resulted from the change in our fiscal year end from December 31 to the Saturday nearest January 31 of each year. The return on investment is calculated based on an investment of $100 on December 31, 2002, with dividends, if any, reinvested.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	02/03/07	02/02/08
Guess?, Inc.	100.00	288.07	299.52	849.64	1513.84	1731.50	1796.62
S&P 1500 Apparel Retail Index	100.00	137.06	161.27	175.93	192.78	199.90	162.70
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	177.20	174.01

Stock Split

        On February 12, 2007, our Board of Directors approved a two-for-one stock split of the Company's common stock to be effected in the form of a 100% stock dividend. Each shareholder of record at the close of business on February 26, 2007 was issued one additional share of common stock for every share of common stock owned as of that time. The additional shares were distributed on or about March 12, 2007, and the Company's common stock began trading on the New York Stock Exchange on a post-split basis on March 13, 2007. All share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the 2007 stock split.

Share Repurchase Authorization

        On March 19, 2008, the Company announced that our Board of Directors has authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company's common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.

ITEM 6.    Selected Financial Data.

        The selected financial data set forth below have been derived from the audited consolidated financial statements of the Company and the related notes thereto (except for the unaudited selected statement of income financial data presented for the fiscal year ended February 3, 2007). All share and per share amounts included in the following consolidated financial data have been adjusted to reflect the two-for-one stock split which became effective on March 13, 2007. The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes contained herein and with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding accounting changes, acquisitions and other items affecting comparability.

	Year Ended(1)
	Feb. 2, 2008	Feb. 3, 2007(2)	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
	(in thousands, except per share data)
		(unaudited)
Statement of income data:
Net revenue	$1,749,916	$1,252,664	$1,185,184	$936,092	$729,262	$636,585
Earnings from operations	309,139	205,519	193,023	101,810	55,482	20,600
Income taxes	124,099	77,615	72,715	38,882	21,147	5,500
Net earnings	186,472	131,172	123,168	58,813	29,566	7,286
Earnings per share:
Basic	$2.02	$1.44	$1.36	$0.66	$0.34	$0.08
Diluted	$1.99	$1.42	$1.34	$0.65	$0.33	$0.08
Dividends declared per share	$0.28	—	—	—	—	—
Weighted average shares outstanding—basic	92,307	90,786	90,618	88,774	88,020	86,558
Weighted average shares outstanding—diluted	93,695	92,222	92,074	90,118	89,088	87,116

	Feb. 2, 2008	Feb. 3, 2007	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003
Balance sheet data:
Working capital	$426,448	$283,938	$274,996	$190,792	$134,564	$95,260
Total assets	1,186,228	843,322	836,925	633,374	424,304	362,765
Borrowings and capital lease, excluding current installments	18,724	17,336	18,018	53,199	41,396	54,161
Stockholders' equity	656,974	438,724	431,060	288,293	220,577	182,782

(1)
Beginning with fiscal 2008, the Company changed its fiscal year to a 52-53 week year ending on the Saturday closest to January 31; previously, the Company's fiscal year ended on December 31. See Note 16 to the Financial Statements for financial data for the one month transition period ended February 3, 2007.

(2)
For comparative purposes, the Company has presented unaudited selected statement of income results for the 12 month period ended February 3, 2007.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Summary

        The business segments of the Company are retail, wholesale, European and licensing operations. Information relating to these segments is summarized in Note 15 to the Consolidated Financial Statements. The Company believes this segment reporting reflects how its four business segments are managed and each segment's performance is evaluated. The retail segment includes the Company's retail operations in North America. The wholesale segment includes the wholesale operations in North America and our Asian operations. The European segment includes both wholesale and retail operations in Europe. The licensing segment includes the worldwide licensing operations of the Company. The business segments operating results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, accounting and finance, executive compensation, facilities and legal.

        We derive our net revenue from the sale of GUESS? men's and women's apparel, MARCIANO women's apparel, G by GUESS men's and women's apparel, GUESS by MARCIANO men's and women's apparel, and our licensees' products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line stores. We also derive royalty revenues from worldwide licensing activities.

        Unless the context indicates otherwise, when we refer to "we," "us" or the "Company" in this Form 10-K, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.

        On January 18, 2007, the Board of Directors of the Company approved a change in the Company's fiscal year end from December 31 to the Saturday nearest January 31 of each year. The change, which aligned the Company's reporting cycle with the National Retail Federation ("NRF") fiscal calendar and is expected to provide for more consistent year-to-year comparisons, is effective for the Company's 2008 fiscal year. The Company's 2008 fiscal year began on February 4, 2007 and ended on February 2, 2008, resulting in a one-month transition period that began January 1, 2007 and ended February 3, 2007. The audited results for the one month ended February 3, 2007 are included in ITEM 15. Exhibits and Financial Statements.

        Unless specifically indicated otherwise, any reference to "fiscal 2008" relates to the twelve-months ended February 2, 2008 and any reference to "fiscal 2007" relates to the unaudited twelve months ended February 3, 2007.

        For purposes of this MD&A, the Company has presented the financial performance comparison of the 2008 fiscal year versus the 2007 fiscal year. The Company has also presented the financial performance between the one-month audited transition period ended February 3, 2007 and the comparable one-month unaudited period ended January 28, 2006. Finally, the Company has presented the financial performance between the twelve-months ended December 31, 2006 and the twelve-months ended December 31, 2005.

        Fiscal years 2008 and 2007 include 52 weeks and 53 weeks, respectively.

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

Executive Summary

The Company

        The Company's operations generated net earnings of $186.5 million, or diluted earnings of $1.99 per share, for the year ended February 2, 2008, compared to net earnings of $131.2 million, or diluted earnings of $1.42 per share, for the year ended February 3, 2007.

        Total net revenues increased 39.7% to $1,749.9 million for the year ended February 2, 2008, from $1,252.7 million for the year ended February 3, 2007. All of our business segments contributed to this growth. The European segment was the largest contributor to the growth in revenues representing roughly half of the consolidated revenue growth. The revenue growth also reflected higher comparable store sales and retail store expansion in the retail segment. In addition, our wholesale segment increased revenues, driven by our new South Korea operation and stronger product performance in our North American wholesale business, while our licensing business increased revenues across all key accessories categories and footwear.

        Gross margin increased 120 basis points to 45.3% for the year ended February 2, 2008, compared to the same prior year period. The improvement in the overall gross margin was attributable to a higher mix of European net revenues, which generated a relatively higher gross margin than the other businesses, higher mark-ups in our wholesale segment, higher product margins in our retail segment and the recognition of gift card breakage. This improvement was partially offset by the lower product margin in Europe.

        Selling, general and administrative ("SG&A") expenses increased 39.4% to $483.6 million for the year ended February 2, 2008 compared to $347.0 million for the year ended February 3, 2007. This increase in SG&A expenses was driven by investments in our new businesses, higher variable costs to support the higher sales in our existing businesses, higher performance-based expenses and investments in infrastructure in Europe. As a percentage of revenues, SG&A expense decreased 10 basis points to 27.6% for the year ended February 2, 2008, compared to the prior-year.

        Overall, the higher gross margin and the decrease in SG&A spending as a percentage of net revenues, resulted in an increase in the Company's operating margin to 17.7% for the year ended February 2, 2008, up 130 basis points from 16.4% for the year ended February 3, 2007.

        Net interest income increased $4.1 million for the year ended February 2, 2008 primarily due to the early redemption of the Company's 6.75% secured notes of $32.8 million at the end of 2006 and higher average invested cash balances. The Secured Notes were redeemed in December 2006 resulting in $1.9 million related to the write-off of debt issuance costs and payment of redemption premium, which are included in interest expense for the year ended February 3, 2007.

        Other expense was $1.8 million for the year ended February 2, 2008, versus other income of $4.7 million for the year ended February 3, 2007. Other expense in the year ended February 2, 2008 was primarily due to net losses related to changes in foreign exchange rates on forward contracts and other foreign currency transactions. Other income in the prior year period comprised gains on sale of land and other long-term investments.

        Our effective income tax rate increased 260 basis points to 39.8% for the year ended February 2, 2008 compared to 37.2% in the prior year primarily due to a higher mix of profits in higher tax jurisdictions and a change to the Italian tax rate effective in fiscal 2009 that unfavorably impacted our net deferred tax asset position at the end of fiscal 2008.

        The Company had $275.6 million in cash and cash equivalents as of February 2, 2008, compared to $207.6 million as of February 3, 2007. Total debt, including capital lease obligations, as of February 2, 2008, was $54.0 million, up $15.9 million from $38.1 million as of February 3, 2007. The increase in debt was driven primarily by the increase in short-term borrowings from GUESS? Europe. Accounts receivable increased by $111.7 million, or 78.3%, to $254.4 million at February 2, 2008, compared to $142.7 million at February 3, 2007. The increase in accounts receivable primarily supported the revenue growth in Europe, South Korea and Greater China. Accounts receivable also increased due to the acquisition of BARN in January 2008. Currency translation fluctuations accounted for $24.3 million of the increase in accounts receivable. Inventory increased by $58.5 million, or 33.7%, to $232.2 million as of February 2, 2008, compared to $173.7 million as of February 3, 2007. Approximately $31.0 million of this increase was attributable to new businesses including Focus, BARN, our new South Korea operation, our Mexico and Greater China operations and our new G by GUESS store concept. The remaining inventory increase was related to anticipated sales growth in our existing European and North American operations. Currency fluctuations resulted in a higher translation impact on the current year's ending inventory of approximately $15.7 million compared to the year ago amount.

Retail

        Our retail segment, comprising North American full-priced retail and factory outlet stores and e-commerce, generated net sales of $862.4 million during the year ended February 2, 2008, an increase of 16.4% from $741.1 million in the prior year period. This growth was driven by a comparable store sales increase of 14.6% and a larger store base, which represented a net 5.3% increase in average square footage compared to the year ended February 3, 2007. All of our product categories contributed to this growth. Retail earnings from operations increased by $23.0 million to $128.5 million for the year ended February 2, 2008, compared to $105.5 million for the year ended February 3, 2007. This increase was primarily driven by higher sales volume, higher product margin and occupancy leverage, partially offset by increased investments in infrastructure to support our new G by GUESS brand concept and higher advertising expense. Operating margin increased 70 basis points to 14.9% in the year ended February 2, 2008, compared to 14.2% in the year ended February 3, 2007.

        In the year ended February 2, 2008, we opened 49 new stores and closed ten underperforming stores in the U.S. and Canada. At February 2, 2008, we operated 373 stores in the U.S. and Canada, comprised of 187 full-priced retail stores, 97 factory outlet stores, 38 Marciano stores, 17 GUESS? Accessories stores and 34 G by GUESS stores. This compares to 334 stores as of February 3, 2007. We have continued to develop our new concept stores, which includes our Marciano branded stores and our G by GUESS stores, and we believe that over time these concepts can grow to become significant chains in North America. The MARCIANO brand, a contemporary line that commands higher price points, is also available in approximately a quarter of our full-price GUESS? retail stores in the U.S. and Canada. G by GUESS, which launched in early 2007, is a new brand and store concept that offers a full line of apparel for women and men and a full line of accessories and footwear to support the lifestyle of this customer and is aimed to capture a market demographic that is younger and shops price points between our factory and full-priced retail stores.

Wholesale

        Wholesale segment revenues increased by $105.8 million, or 69.3%, to $258.4 million for the year ended February 2, 2008, from $152.6 million for the year ended February 3, 2007. The increase in net revenues was primarily due to international expansion, including South Korea (which we began to operate directly in January 2007), coupled with growth in the North American wholesale business. Earnings from operations for the wholesale segment improved by $24.7 million, or 98.3%, to $49.9 million for the year ended February 2, 2008, from $25.2 million for the prior year period. This improvement was driven by increased sales in Asia and North America and higher gross margin as a result of higher mark-ups in the North American wholesale business, partially offset by increased spending on infrastructure to support the growth of the new businesses in Asia. Operating margin increased 280 basis points to 19.3% in the year ended February 2, 2008, compared to 16.5% for the year ended February 3, 2007.

Europe

        In Europe, revenues increased by $246.6 million, or 84.5%, to $538.4 million for the year ended February 2, 2008, compared to $291.8 million for the year ended February 3, 2007. The majority of the revenue growth was generated by the European wholesale business, driven by growth in both our existing accessories and apparel businesses and our acquisition of a 75% equity interest in Focus on December 31, 2006, the Company's licensee for GUESS by MARCIANO contemporary apparel for women and men in Europe, the Middle East and Asia. In addition, at February 2, 2008, we directly operated 40 stores in Europe, which includes the four stores acquired as part of the Focus acquisition, compared to 24 stores in the prior year. Earnings from operations from our European segment increased by $47.6 million, or 65.1%, to $120.8 million for the year ended February 2, 2008, from $73.2 million for the year ended February 3, 2007. Operating margin decreased 270 basis points to 22.4% in the year ended February 2, 2008, compared to 25.1% for the year ended February 3, 2007 due to lower product margin and increased spending to support the growth of our infrastructure in the European region, including our investment in the new European headquarters based in Lugano, Switzerland.

Licensing

        Our licensing business revenues increased by $23.6 million, or 35.1%, to $90.7 million for the year ended February 2, 2008, from $67.1 million for the year ended February 3, 2007. This increase was driven by growth in sales of several product categories, especially handbags, footwear and watches, and the increased recognition of licensing revenues as a result of the amortization of fixed cash rights payments received from licensees in connection with previously renegotiated contracts based on the periods these contracts represent. The increase in net royalties was partially offset by the loss of royalty revenue from our GUESS by MARCIANO and South Korean licensees, both of which we now operate directly and are, therefore, no longer a part of the licensing segment. Licensing segment earnings from operations increased $19.3 million, or 32.9%, to $77.9 million for the year ended February 2, 2008, from $58.7 million for the year ended February 3, 2007. Operating margin decreased 150 basis points to 85.9% for the year ended February 2, 2008 compared to 87.4% for the year ended February 3, 2007 due to higher spending in advertising and higher performance based compensation expense for the year compared to the prior year period.

        Outside of the U.S. and Canada, in the year ended February 2, 2008, together with our partners we opened 184 new stores, including 83 in Europe, 93 in Asia and eight stores in Mexico, Central and South America. We ended the year with 579 stores outside of the U.S. and Canada, of which 421 were GUESS? stores, 36 were GUESS by MARCIANO stores, and 122 were GUESS? Accessories stores. Of the 579 stores, 60 were operated by the Company and 519 were operated by licensees or distributors. This store count does not include 82 jean and accessory concessions located in South Korea and China because of their smaller store size in relation to our standard international store size.

Corporate Overhead

        Corporate overhead increased by $11.0 million, or 19.3%, to $68.0 million in the year ended February 2, 2008, from $57.0 million for the year ended February 3, 2007. This increase was primarily due to increased performance-based compensation costs, including share based payment expense.

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

Accounts receivable reserves

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

        Costs associated with customer markdowns are recorded as a reduction to net revenues, and are included in the allowance for accounts receivable. Historically, these markdown allowances resulted from seasonal negotiations with the Company's wholesale customers, as well as historical trends and the evaluation of the impact of the economic conditions. During fiscal 2008, the Company renegotiated its arrangements with its major customers in the U.S. to fix the percentage of sales that will be expensed as markdown allowances. The negotiation of a fixed rate allows the Company to process credit memos against the outstanding balance immediately which has resulted in a reduction of our outstanding markdown allowance accrual relative to the prior year.

Sales returns reserves

        The Company accrues for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and reduces sales and cost of sales accordingly based on historical return experience. The Company's policy allows retail customers a 30 day period to return merchandise following the date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise.

Inventory reserves

        Inventories are valued at the lower of cost (primarily weighted average method) or market. The Company continually evaluates its inventories by assessing slow moving product as well as prior seasons' inventory. Market value of aged inventory is estimated based on historical sales trends for this category of inventory of the Company's individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. The Company closely monitors its off-price sales to ensure the actual results closely match initial estimates. Estimates are regularly updated based upon this continuing review.

Valuation of goodwill, intangible and other long-lived assets

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

Pension benefit plan actuarial assumptions

        The Company's pension obligations and related costs are calculated using actuarial concepts, within the framework of the amendment of Statement of Financial Accounting Standards No. 87 "Employer's Accounting for Pensions." The discount rate is an important element of expense and/or liability measurement. We evaluate this critical assumption annually which enables us to state expected future payments for benefits as a present value on the measurement date. Refer to Note 10 for Supplemental Executive Retirement Plan related information.

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

Stock-based compensation

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under this method, compensation cost recognized for the year ended December 31, 2006 included: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-Based Compensation," ("FAS123") and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for new grants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company's common stock. The expected life used prior to November 2007 was based on the "simplified" method described in the SEC Staff Accounting Bulletin No. 107. For options granted beginning November 2007, the expected term is determined based on historical trends. The dividend yield for the one month period ended February 3, 2007 and prior years was zero. In the first quarter of fiscal 2008, the Board of Directors authorized and approved the initiation of a quarterly dividend. The expected forfeiture rate is determined based on historical data. Compensation expense for new stock options and nonvested stock awards is recognized on a straight-line basis over the vesting period. In accordance with the modified prospective transition method, results for prior periods have not been restated.

Taxes

        The Company adopted FASB Interpretation 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, in January 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company's financial position and results of operations. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. See Note 9 to the Condensed Consolidated Financial Statements for further information regarding the adoption of FIN 48.

Hedge Accounting

        The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts and swaps to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules as required by SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," for certain of these hedges. The Company's objective is to hedge the variability in forecasted cash flow due to the foreign currency risk (USD/Canadian exchange rate) associated with certain anticipated inventory purchases on a first dollar basis for specific months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders' equity, and are recognized in cost of goods sold in the period which approximates the time the hedged merchandise inventory is sold.

        The Company has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expenses.

Gift Card Breakage

        The Company completed its analysis of unredeemed electronic gift card liabilities in the quarter ended August 4, 2007 for the U.S. retail business. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Beginning with the quarter ended August 4, 2007, these amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company determined a gift card breakage rate of approximately 6.5% in the quarter ended August 4, 2007 based upon historical redemption patterns, which represented the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. As of February 2, 2008, the Company has recognized $3.5 million gift card breakage to revenue, of which $3.1 million, or $0.02 per diluted share, was a one-time cumulative adjustment recognized in the quarter ended August 4, 2007. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods.

RESULTS OF OPERATIONS

        The following table sets forth actual operating results for the 2008, 2007, 2006 and 2005 fiscal years and one-month periods ended February 3, 2007 and January 28, 2006 as a percentage of net revenue:

	Year Ended		One Month Ended		Year Ended
	Feb. 2, 2008	Feb. 3, 2007	Feb. 3, 2007	Jan. 28, 2006	Dec. 31, 2006	Dec. 31, 2005
Product sales	94.8%	94.6%	95.0%	92.9%	94.5%	94.8%
Net royalties	5.2	5.4	5.0	7.1	5.5	5.2

Total net revenue	100.0	100.0	100.0	100.0	100.0	100.0
Cost of product sales	54.7	55.9	59.0	67.0	56.2	59.3

Gross profit	45.3	44.1	41.0	33.0	43.8	40.7
Selling, general and administrative expenses	27.6	27.7	31.8	33.0	27.5	29.8

Earnings from operations	17.7	16.4	9.2	—	16.3	10.9
Interest expense	0.2	0.6	0.5	0.6	0.6	0.7
Interest income	(0.4)	(0.5)	(0.5)	(0.6)	(0.4)	(0.2)
Other, net	0.1	(0.4)	(0.2)	—	(0.4)	—

Earnings before income taxes	17.8	16.7	9.4	—	16.5	10.4
Income taxes	7.1	6.2	3.6	—	6.1	4.1
Minority interest	—	—	(0.1)	—	—	—

Net earnings	10.7%	10.5%	5.9%	—%	10.4%	6.3%

Year Ended February 2, 2008 Compared to Year Ended February 3, 2007.

NET REVENUE.    Net revenue for the year ended February 2, 2008 increased by $497.2 million, or 39.7%, to $1,749.9 million, from $1,252.7 million for the year ended February 3, 2007. All segments contributed to this revenue growth with double-digit percentage increases. The largest contribution to this revenue growth was generated by our European segment.

        Net revenue from retail operations increased by $121.3 million, or 16.4%, to $862.4 million for the year ended February 2, 2008, from $741.1 million for the year ended February 3, 2007. The increase was driven by a comparable store sales growth of 14.6% and an average of 26 net additional stores during the year ended February 2, 2008 resulting in a 5.3% increase in average square footage compared to the prior year period. Currency translation fluctuations accounted for $14.3 million of the increase in net revenue relating to our Canadian retail stores.

        Net revenue from wholesale operations increased by $105.8 million, or 69.3%, to $258.4 million for the year ended February 2, 2008, from $152.6 million for the year ended February 3, 2007. Approximately 80.0% of this revenue growth was generated outside of the U.S., primarily in Asia. Our North American wholesale net revenue growth was primarily attributable to strong product performance. Our products were sold in the U.S. in approximately 1,006 major doors as of February 2, 2008, compared to 961 major doors at the end of the prior year period. Currency translation fluctuations accounted for $2.8 million of the increase in net revenue relating to our Canadian wholesale business.

        Net revenue from European operations increased by $246.6 million, or 84.5%, to $538.4 million for the year ended February 2, 2008, from $291.8 million for the year ended February 3, 2007. The majority of the revenue growth was generated by the European wholesale business, driven by our continued growth in both our existing accessories and apparel businesses and our acquisition of a 75% equity interest in Focus on December 31, 2006. The growth is also attributable to same store sales growth in our existing retail stores and the addition of new retail stores. Currency translation fluctuations accounted for $48.1 million of the increase in net revenue relating to our European operations.

        Net royalty revenue from licensing operations increased by $23.6 million, or 35.1%, to $90.7 million for the year ended February 2, 2008, from $67.1 million for the year ended February 3, 2007. The increase was the result of the strength of the accessories business, particularly handbags, footwear and watches, and the increased recognition of licensing revenues as a result of the amortization of fixed cash rights payments received from licensees in connection with previously renegotiated contracts based on the periods these contracts represent. Licensing revenues in the current year did not include any royalty revenue from our GUESS by MARCIANO and South Korean licensees, both of which we now operate directly, as the associated sales are now reported as revenue in the European and wholesale segments, respectively.

GROSS PROFIT.    Gross profit increased by $240.3 million, or 43.5%, to $792.8 million for the year ended February 2, 2008, from $552.5 million in the prior period. The increase in gross profit primarily resulted from sales growth in all segments.

  •
  Gross profit for the retail segment increased by $50.2 million, or 17.9%, to $330.1 million for the year ended February 2, 2008, from $279.9 million in the prior period, primarily due to higher sales volume and higher average selling prices, partially offset by higher occupancy costs.

  •
  Gross profit for the wholesale segment increased by $44.1 million, or 79.6%, to $99.4 million for the year ended February 2, 2008, from $55.3 million in the prior year period, primarily due to the increase in sales volume in Asia, and increased sales and higher mark-ups in North America driven by stronger product performance.

  •
  Gross profit for the European operations increased by $122.4 million, or 81.5%, to $272.6 million for the year ended February 2, 2008, from $150.2 million in the prior year period. The European gross profit increase resulted from higher sales volumes in the existing European operations and the acquisition of a 75% equity interest in Focus at the end of 2006.

  •
  Gross profit for the licensing segment increased by $23.6 million, or 35.1%, to $90.7 million for the year ended February 2, 2008, from $67.1 million in the prior year period. The licensing gross profit improvement was primarily the result of the strong sales performance of accessories, especially handbags, footwear and watches.

        Gross margin (gross profit as a percentage of total net revenues) increased 120 basis points to 45.3% for the year ended February 2, 2008, from 44.1% for the year ended February 3, 2007. The improvement in the overall gross margin was attributable to a higher mix of European net revenues, which generated a relatively higher gross margin than the other businesses, higher mark-ups in our wholesale segment, and higher product margins in our retail segment due to higher mark-ups and gift card breakage income. This improvement was partially offset by the lower product margin in Europe compared to the prior year.

        The Company's gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    SG&A expenses increased by $136.6 million, or 39.4%, to $483.6 million for the year ended February 2, 2008, from $347.0 million for the year ended February 3, 2007. Approximately $68.0 million of the increase was attributable to incremental spending required to support new businesses including Focus, our new European headquarters in Lugano, Switzerland, the new G by GUESS brand initiative, the South Korea operation, expansion in Greater China and Mexico, and BARN in Europe. In addition, the increase was also attributable to growth in store selling, merchandising and distribution costs of $41.8 million, incremental compensation expenses (primarily performance-based) of $12.5 million, and additional advertising and marketing spending in our existing businesses of $8.3 million. As a percentage of net revenue, SG&A expenses improved to 27.6% for the year ended February 2, 2008, compared to 27.7% for the prior year period.

EARNINGS FROM OPERATIONS.    Earnings from operations increased by $103.6 million, or 50.4%, to $309.1 million for the year ended February 2, 2008, compared with earnings from operations of $205.5 million for the year ended February 3, 2007.

  •
  Earnings from operations for the retail segment were $128.5 million for the year ended February 2, 2008, compared to earnings from operations of $105.5 million for the year ended February 3, 2007. The increase in earnings from operations for the retail segment was driven by the higher sales volume, higher product margin and occupancy leverage, partially offset by increased investments in infrastructure to support our new G by GUESS brand concept and higher advertising expense. Currency translation fluctuations accounted for $3.5 million of the increase in earnings from operations for our Canadian retail stores.

  •
  Earnings from operations for the wholesale segment were $49.9 million for the year ended February 2, 2008, compared to earnings from operations of $25.2 million for the year ended February 3, 2007. This increase was principally due to incremental sales and gross profit from our new South Korea operation and higher sales and improved gross profit in North America, partially offset by additional SG&A expenses in Asia, including South Korea, to build infrastructure in this region and support the increased sales. Currency translation fluctuations accounted for $0.8 million of the increase in earnings from operations for our Canadian wholesale business.

  •
  Earnings from operations for the European segment were $120.8 million for the year ended February 2, 2008, compared to $73.2 million for the year ended February 3, 2007. The increase was primarily due to higher sales and gross profit in the existing accessories and apparel wholesale businesses combined with the sales and gross profit resulting from our acquisition of a 75% equity interest in Focus in late 2006. In addition, our existing Company-owned retail business in Europe continued to improve, generating strong sales growth and increasing profits. The growth in sales and gross profit was partially offset by higher volume related and infrastructure expansion expenses. Currency translation fluctuations accounted for $10.4 million of the increase in earnings from operations for our European operations.

  •
  Earnings from operations for the licensing segment were $77.9 million for the year ended February 2, 2008, compared to $58.7 million for the year ended February 3, 2007. The improvement was the result of higher revenues generated by our accessories product licensees and the recognition of additional licensing revenues relating to the amortization of fixed cash rights payments received from licensees in connection with previously renegotiated contracts. These increases were partially offset by the loss of royalty revenue from the GUESS by MARCIANO and South Korean licensees in the period compared to the prior year period.

  •
  Unallocated corporate overhead was $68.0 million for the year ended February 2, 2008, compared to $57.0 million for the year ended February 3, 2007, mainly due to higher performance-based compensation costs, including share based payment expense.

        The higher gross margin and lower SG&A spending as a percentage of net revenues resulted in an increase in operating margin of 130 basis points to 17.7% for the year ended February 2, 2008 from 16.4% for the prior year period.

INTEREST EXPENSE AND INTEREST INCOME.    Interest expense decreased to $3.4 million for the year ended February 2, 2008, compared to $7.7 million for the year ended February 3, 2007, primarily due to the early redemption of the Company's 6.75% secured notes of $32.8 million at the end of 2006. The Secured Notes were redeemed in December 2006 resulting in a $1.4 million write-off of debt issuance costs and a $0.5 million redemption premium, which are included in interest expense for the year ended February 3, 2007. On a comparable basis, the average debt balance for the year ended February 2, 2008 was $48.6 million versus an average debt balance of $79.4 million, for the year ended February 3, 2007. Interest income increased to $7.5 million for the year ended February 2, 2008, compared to $6.2 million for the year ended February 3, 2007, due to higher average invested cash balances.

OTHER INCOME, NET.    Other expense was $1.8 million for the year ended February 2, 2008, versus income of $4.7 million for the year ended February 3, 2007. Other expense in the year ended February 2, 2008 was primarily due to net losses related to changes in foreign exchange rates on forward contracts and other foreign currency transactions. Other income in the prior year period comprised gains on sale of land and other long-term investments.

INCOME TAXES.    Income tax expense for the year ended February 2, 2008 was $124.1 million, or a 39.8% effective tax rate, compared to income tax expense of $77.6 million, or a 37.2% effective tax rate, for the year ended February 3, 2007. This year's higher tax rate was due to a higher mix of profits in higher tax jurisdictions, the utilization of capital loss carryforwards in the prior year, favorable tax audit settlements last year and a recent decline in the Italian statutory tax rate, effective in fiscal 2009, that resulted in a devaluation of deferred tax assets in the current year.

MINORITY INTEREST.    The minority interest expense of $0.9 million, net of taxes, primarily represents the portion of earnings of Focus for the year ended February 2, 2008 allocated to the minority interest shareholders. The Company acquired a 75% interest in Focus on December 31, 2006.

NET EARNINGS.    Net earnings increased by $55.3 million, or 42.2%, to $186.5 million for the year ended February 2, 2008, from $131.2 million for the year ended February 3, 2007. Diluted earnings per share increased to $1.99 per share for the year ended February 2, 2008 compared to $1.42 per share for the year ended February 3, 2007.

One-Month Audited Transition Period Ended February 3, 2007 ("January 2007") Compared to the One-Month Unaudited Period Ended January 28, 2006 ("January 2006").

        The Company reported net earnings of $8.0 million, or diluted earnings of $0.09 per share, for January 2007 (which included 34 days), compared to $0.00 per share for January 2006 (which included 28 days). Net revenue for January 2007 increased by $67.5 million, or 98.6%, to $136.0 million, from $68.5 million for January 2006. Gross profit increased by $33.1 million, or 146.6%, to $55.7 million for January 2007, from $22.6 million for January 2006. SG&A expenses increased by $20.6 million, or 91.2%, to $43.3 million for January 2007, from $22.6 million for January 2006. Earnings from operations increased by $12.5 million to $12.5 million for January 2007, compared to the approximately break-even results from operations for January 2006. These results reflect the impact of the significant growth in our existing European operations, the comparable store sales growth of 12.7% in our retail store operations in North America for January 2007 compared to the prior-year period, the greater number of days in the one month ended January 2007 compared to the prior-year period and the acquisition of a 75% majority interest in Focus, our European GUESS by MARCIANO licensee, in late 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.

NET REVENUE.    Net revenue increased $249.1 million, or 26.6%, to $1,185.2 million for the year ended December 31, 2006, from $936.1 million for the year ended December 31, 2005. All segments contributed to this growth, with the largest contributions from our retail and European segments.

        Net revenue from retail operations increased $108.4 million, or 17.7%, to $721.3 million for the year ended December 31, 2006, from $612.9 million for the year ended December 31, 2005. The increase was driven by sales for stores that were open for more than one year which grew 12.8% and accounted for $67.9 million of the increase and a $40.5 million increase due to an average of 24 net new stores during 2006 with a 5.3% increase in average square footage compared to 2005. While the majority of this $67.9 million increase was generated in our U.S. stores, the most significant store sales rate increases were in our Canadian retail stores. Currency fluctuations accounted for $7.5 million of the increase in net revenue relating to our Canadian retail stores.

        Net revenue from wholesale operations increased $25.2 million, or 20.8%, to $146.3 million for the year ended December 31, 2006, from $121.1 million for the year ended December 31, 2005. U.S. wholesale net revenue increased $16.4 million, or 19.4%, to $101.1 million in 2006 from $84.7 million in 2005. The increase in U.S. wholesale revenue was primarily attributable to strong product performance which drove higher sales volume and lower markdown allowances as a percentage of revenue. Our products were sold domestically in approximately 970 and 965 major doors at the end of 2006 and 2005, respectively. Approximately 44.7% of this revenue growth was generated outside of the U.S., primarily in Asia. Currency fluctuations accounted for $1.5 million of the increase in net revenue relating to our Canadian wholesale business.

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

GROSS PROFIT.    Gross profit increased $138.5 million, or 36.4%, to $519.4 million for the year ended December 31, 2006, from $380.9 million for the year ended December 31, 2005. The increase in gross profit primarily resulted from increased sales in all segments and improved gross margin in the European, wholesale and retail segments. Gross profit for the retail segment increased $55.5 million, or 26.0%, to $269.4 million primarily due to higher retail sales volumes and higher margins due to increases in average selling price partially offset by the additional occupancy cost of operating an incremental average 24 net new stores. Gross profit for the wholesale segment increased $12.8 million, or 32.4%, to $52.4 million as a result of increased sales volume and lower markdown allowances. Gross profit for our European operations increased $53.2 million to $132.4 million primarily attributable to the increase in sales. Higher licensing revenue increased overall gross profit by $17.0 million.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    SG&A expenses increased $47.3 million, or 16.9%, to $326.4 million for the year ended December 31, 2006, from $279.1 million, for the year ended December 31, 2005. The increase was primarily attributable to a $17.1 million increase in our European operations driven by selling and distribution costs, growth in North America for store selling, merchandising and distribution costs of $12.9 million, incremental compensation expenses (primarily performance-based) of $13.5 million, and additional advertising and marketing spending in our existing businesses of $1.7 million, a $1.4 million increase in professional fees, and a $1.0 million accrual for the settlement of a class action lawsuit. As a percentage of net revenue, SG&A expenses decreased 230 basis points to 27.5% in 2006 from 29.8% in 2005 reflecting lower expenses in the wholesale and licensing segments and improved leverage in both our European and retail segments. The licensing segment included a special performance bonus in 2005 of $4.6 million which did not reoccur in 2006.

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

INTEREST EXPENSE AND INTEREST INCOME.    Interest expense increased 10.5% to $7.5 million for the year ended December 31, 2006 from $6.7 million for the year ended December 31, 2005. Total debt at December 31, 2006 was $52.4 million which comprised approximately $32.9 million and $19.5 million of bank debt and capital lease obligations in our European operations, respectively, compared to total debt of $88.3 million at December 31, 2005 which included $45.9 million of European borrowings and $40.7 million of the Company's 6.75% Secured Notes. The Secured Notes were redeemed in December 2006 resulting in a $1.4 million write-off of debt issuance costs and a $0.5 million redemption premium which are included in interest expense. On a comparable basis, the average debt balance for the year ended December 31, 2006 was $86.5 million, versus an average debt balance of $91.1 million for the year ended December 31, 2005. Interest income increased to $5.9 million in 2006 from $2.6 million in 2005 due to higher average invested cash balances and higher interest rates on this invested cash.

OTHER INCOME, NET.    Other income was $4.5 million for the year ended December 31, 2006 versus zero for the year ended December 31, 2005. Other income in the year ended December 31, 2006 was primarily due to gain on the sale of long-term investments, gain on the sale of land, increase in cash surrender value of long-term investments and unrealized gain from interest rate swap contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

        We need liquidity primarily to fund our working capital in Europe, the expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases, and payment of dividends to our shareholders. During the year ended February 2, 2008, the Company relied on trade credit, available cash, short-term borrowings from our European bank facilities, real estate leases and internally generated funds to finance its operations and expansion. The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on its debt, potential acquisitions, potential share repurchases and dividend payments to shareholders, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility (defined below) and bank facilities in Europe. As of February 2, 2008, the Company had cash and cash equivalents of $275.6 million. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in one diversified municipal money market fund. The fund, which is AAA rated, is comprised of high-quality, liquid investments. As of February 2, 2008, the Company does not have any exposure to auction-rate security investments in this fund. Please see "Important Notice Regarding Forward-Looking Statements" for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

        The Company has presented below the cash flow performance comparison of the 2008 fiscal year versus the 2007 fiscal year.

Operating Activities

        Net cash provided by operating activities was $175.5 million for the year ended February 2, 2008, compared to $141.7 million for the year ended February 3, 2007, or an increase of $33.8 million. The increase was driven by a $55.3 million growth in net income for the year ended February 2, 2008 versus the prior year period, the increase in non-cash items of $34.3 million such as depreciation, share-based compensation expense, deferred taxes and other items. The increase was partially offset by net investments in working capital including increases in accounts receivable to support growth in Europe and Asia, increases in inventory which were offset by increases in accounts payable, and the timing of tax payments.

        At February 2, 2008, the Company had working capital (including cash and cash equivalents) of $426.4 million compared to $283.9 million at February 3, 2007. The Company's primary working capital needs are for inventory and accounts receivable. Accounts receivable at February 2, 2008 amounted to $254.4 million, up $111.7 million, compared to $142.7 million at February 3, 2007. Approximately $57.1 million of the increase resulted from the growth in accounts receivable related to our existing European business, which totaled $141.8 million at February 2, 2008, versus $84.7 million at February 3, 2007. Approximately $69.8 million of this $141.8 million of European receivables were insured for collection purposes. Our new Focus, BARN, South Korea, Mexico and Greater China operations accounted for approximately $36.8 million of the remaining growth in receivables, of which $13.3 million was insured. Currency translation fluctuations accounted for $24.3 million of the increase in accounts receivable. The Company's inventory increased $58.5 million to $232.2 million at February 2, 2008 from $173.7 million at February 3, 2007. Approximately $31.0 million of this increase was attributed to the Company's new businesses, including Focus, BARN, our new South Korea, Greater China and Mexico operations, and our new G by GUESS store concept, with the remaining increase driven by our existing North American retail, European and other international operations to support anticipated sales growth in fiscal 2009.

Investing Activities

        Net cash used in investing activities increased to $111.9 million for the year ended February 2, 2008, compared to $75.7 million for the year ended February 3, 2007, or an increase of $36.2 million. The increase in net cash used in investing activities was driven by the opening of 49 new stores in North America during the 2008 fiscal year compared to 33 new stores that were opened in the comparable prior year period, the conversion of 20 stores to the new G by GUESS concept, retail store remodeling programs, expansion in Europe and Asia, investments in information systems and enhancements in other infrastructure during the 2008 fiscal year. The increase in cash used in investing activities was partially offset by the net proceeds received related to the assignment of an aircraft purchase agreement in fiscal 2008.

Financing Activities

        Net cash used in financing activities decreased to $0.1 million for the year ended February 2, 2008, compared to $25.9 million for the year ended February 3, 2007, or a decrease of $25.8 million. The decrease in net cash used in financing activities was primarily due to the payments relating to the Company's 6.75% secured notes in the prior year period, partially offset by the payment of cash dividends of $26.3 million during the year ended February 2, 2008.

Contractual Obligations and Commitments

        The following table summarizes the Company's contractual obligations at February 2, 2008 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Short-term borrowings	$32,427	$32,427	$—	$—	$—
Debt obligations(1)	1,189	643	546	—	—
Capital lease obligations(1)	24,854	2,868	4,989	4,880	12,117
Operating lease obligations(2)	647,651	102,403	175,881	141,418	227,949
Purchase obligations	122,658	122,658	—	—	—
Benefit obligations (3)	110,448	—	—	7,253	103,195
Other long-term liabilities (4)	8,421	7,878	543	—	—

Total	$947,648	$268,877	$181,959	$153,551	$343,261

Other commercial commitments(5)	$23,827	$23,827	$—	$—	$—

(1)
Includes interest on long-term debt and capital lease obligations.

(2)
Does not include insurance, taxes and common area maintenance charges. In fiscal 2008, these variable charges totaled $36.5 million.

(3)
Includes expected payments associated with deferred compensation plan and SERP through fiscal 2037.

(4)
Includes FIN 48 tax liabilities. The Company is unable to determine when these open items will be resolved. For purposes of this table, the full FIN 48 liability has been included in payments due in less than 1 year.

(5)
Consists of standby letters of credit for guarantee of foreign subsidiary's borrowings, workers' compensation and general liability insurance.

Dividend Policy

        During the first quarter of fiscal 2008, the Company announced a quarterly cash dividend of $0.06 per share on the Company's common stock. Since that time, the Company has continued to pay a quarterly cash dividend, with a $0.06 per share dividend paid in the second quarter of fiscal 2008 and an $0.08 per share dividend paid in each subsequent fiscal quarter.

        In continuation of this practice, on March 19, 2008, the Company announced a quarterly cash dividend of $0.08 per share on the Company's common stock. The dividend will be payable on April 18, 2008 to shareholders of record at the close of business on April 2, 2008.

        The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.

Capital Expenditures

        Gross capital expenditures totaled $100.2 million, before deducting lease incentives of $11.0 million for the year ended February 2, 2008. This compares to gross capital expenditures of $52.3 million, before deducting lease incentives of $5.2 million, for the year ended February 3, 2007. The Company's capital expenditures for the full fiscal year 2009 are planned at approximately $137.0 million (before deducting estimated lease incentives of approximately $11.0. million) primarily for retail store expansion of approximately 60 stores in the U.S. and Canada, store remodeling programs, expansion in Europe and Asia, investments in information systems and enhancements in other infrastructure.

        The Company evaluates strategic acquisitions and alliances and pursues those that we believe will support and contribute to our overall growth initiatives. The combined purchase price for Focus and Focus Spain was finalized in October 2007 in the amount of €19.4 million ($25.6 million) which included an initial payment of €10.0 million in cash, €2.0 in GUESS? common stock and €7.4 in final payments after resolving certain purchase price adjustments and other contingencies with the Seller.

        Effective January 16, 2008, the Company, through a subsidiary, acquired 100% of the capital stock of BARN for a purchase price of approximately €5.0 million ($7.4 million), subject to certain purchase price adjustments which are expected to be finalized as part of the pending audit of the acquired balance sheet. The acquisition included inventory, trade receivables, payables, debt and certain long term assets used to operate the business including leasehold interests related to four GUESS KIDS stores.

Credit Facilities

        On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the "Credit Facility"). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. The Credit Facility replaced the (a) Amended and Restated Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Western) (formerly known as Congress Financial Corporation (Western)) and Guess, Guess? Retail, Inc. and Guess.com, Inc., dated as of December 20, 2002, as amended, and (b) Canadian Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Canada) (formerly known as Congress Financial Corporation (Canada)) and Guess Canada, dated as of December 20, 2002, as amended (together, the "Prior Credit Facility").

        The obligations under the Credit Facility are guaranteed by certain of the Company's existing and future domestic subsidiaries, and such obligations, including the guarantees, are secured by (a) substantially all present and future property and assets of the Company and each guarantor and (b) the equity interests of certain of the Company's direct and indirect U.S. subsidiaries and 65% of the equity interests of the Company's first tier foreign subsidiaries.

        Direct borrowings under the Credit Facility will be made, at the Company's option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (which was 0.75% at February 2, 2008) based on the Company's leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) for domestic loans, 0.50% in excess of the federal funds rate, and for Canadian loans, 0.50% in excess of the average rate for 30 day Canada dollar bankers' acceptances, or (ii) the rate of interest as announced by Bank of America as its "prime rate," in each case as in effect from time to time, plus an applicable margin (which was 0.0% at February 2, 2008) based on the Company's leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At February 2, 2008, the Company had $23.8 million in outstanding standby letters of credit, $15.2 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

        The Credit Facility requires the Company to comply with a leverage ratio and a fixed charge coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.

        The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $222.3 million, limited by accounts receivable balances at the time of borrowing, except for one borrowing agreement which is secured by a $15.0 million standby letter of credit issued under the Company's Credit Facility. Based on the applicable accounts receivable balances at February 2, 2008, the Company could have borrowed up to approximately $194.6 million under these agreements. However, the Company's ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of our Credit Facility. At February 2, 2008, the Company had $32.1 million of outstanding borrowings and $1.7 million in outstanding documentary letters of credit under these agreements. The agreements are denominated in Euros, have no financial ratio covenants and provide for annual interest rates ranging from 4.6% to 6.1%. The maturities of the short-term borrowings are linked to the credit terms of the underlying accounts receivable that secure the borrowings.

        The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs which were completed in 2006. Key functions related to the Company's Italian operation are located in this building, including design and merchandising. This transaction resulted in a capital lease obligation of $20.4 million as of February 2, 2008. The Company entered into separate interest rate swap agreements designated as non-hedging instruments resulting in a fixed rate of 3.55%. These interest rate swap agreements mature through 2016 and convert the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of February 2, 2008 was approximately $0.5 million.

        From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

Other

        On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan ("SERP") which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The initial participants in the SERP are Maurice Marciano, Chairman of the Board, Paul Marciano, Chief Executive Officer and Vice Chairman of the Board, and Carlos Alberini, President and Chief Operating Officer. As a non-qualified pension plan, no funding of the SERP is required; however, the Company expects to make annual payments into an insurance policy held in a rabbi trust to fund the expected obligations arising under the SERP. The cash surrender value of the insurance policy was $13.3 million and $7.7 million, respectively, as of February 2, 2008 and February 3, 2007 and is included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust.

        In January 2002, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 4,000,000 shares of common stock for the ESPP. During the year ended February 2, 2008, 32,659 shares of the Company's common stock were issued out of its treasury shares and 21,584 shares were issued out of its common shares pursuant to the ESPP at an average price of $33.18 per share for a total of $1.8 million.

        In March 2008, the Company's Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of our common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.

SEASONALITY

        The Company's business is impacted by the general seasonal trends characteristic of the apparel and retail industries. U.S. retail operations are generally stronger from July through December, and U.S. wholesale operations generally experience stronger performance in July, August and September. The European operations are largely wholesale driven and operate with two primary selling seasons. Spring/Summer primarily ships in January, February and March and Fall/Winter primarily ships in July, August and September. The remaining months of the year are relatively small shipping months in Europe. Due to the seasonality of the business, the results for any particular quarter may not be indicative of results for the full year.

INFLATION

        The Company does not believe that the relatively moderate rates of inflation experienced in the U.S. and Europe over the last three years have had a significant effect on net revenue or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured and sold, management does not believe that foreign rates of inflation have had a material adverse effect on the Company's net revenue or profitability.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurement", which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP SFAS 157-1 and FSP SFAS 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases", and its related interpretive accounting pronouncements that address leasing transactions. FSP FAS 157-2 will delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. Effective for fiscal 2009, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Company is currently evaluating the potential effect that the adoption of SFAS 157 could have on its financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities an opportunity to mitigate volatility in reported earnings that is caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and will be effective for the Company beginning on February 3, 2008. The Company is currently evaluating the potential effect that the adoption of SFAS 159 could have on its financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), ("SFAS 141R"), "Business Combinations", which replaces FASB Statement 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company's consolidated financial statements relating to potential future acquisitions.

        In December 2007, the FASB issued SFAS No. 160 ("SFAS 160") "Accounting for Noncontrolling Interests", which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company's consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities," which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008. Early adoption is encouraged. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on its disclosures in the Company's consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

        Approximately half of product sales and licensing revenue recorded for the year ended February 2, 2008 were denominated in United States dollars. The Company's primary exchange rate risk relates to operations in Canada and Europe. The Company enters into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

        During the year ended February 2, 2008, the Company purchased U.S. dollar forward contracts in Canada totaling US$52.0 million to hedge forecasted merchandise purchases that were designated as cash-flow hedges. As of February 2, 2008, approximately US$27.0 million were outstanding and are expected to mature over the next eleven months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders' equity, and are recognized in cost of goods sold in the period which approximates the time the hedged merchandise inventory is sold.

        An unrealized loss of approximately US$1.5 million, net of tax, primarily relating to contracts that have already matured, has been recorded in accumulated other comprehensive income at February 2, 2008 and will be recognized as a charge to cost of goods sold on a pre-tax basis over the next five months. At February 2, 2008, the unrealized gain of the remaining open forward contracts recorded on the balance sheet was approximately US$0.1 million.

        Also, the Company has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expenses. For the year ended February 2, 2008, the Company recorded losses for the Canadian and Euro foreign currency contracts of US$1.9 million and US$5.5 million, respectively, which has been included in other income and expenses. At February 2, 2008, the Company had Canadian dollar foreign currency contracts to purchase US$26.0 million, expected to mature over the next eleven months and Euro foreign currency contracts to purchase US$87.6 million, expected to mature over the next nine months. At February 2, 2008, the unrealized losses of these Canadian and Euro forward contracts were approximately $3.3 million, primarily relating to the Euro forward contracts, and were recorded in current liabilities on the consolidated balance sheet.

        At February 2, 2008, a sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the foreign exchange derivatives, the fair value of the instruments would have decreased by US$16.0 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the foreign exchange derivatives, the fair value of these instruments would have increased by US$13.1 million. Any resulting changes in the fair value of the hedged instruments would have been partially offset by changes in the fair value of certain balance sheet positions impacted by the change in the foreign currency rate.

        At December 31, 2006, the Company had Canadian dollar currency exchange contracts to purchase US$3.0 million and Euro currency exchange contracts to purchase US$50.0 million. The value of those contracts at December 31, 2006 were US$2.9 million and US$51.5 million, respectively, resulting in a net unrealized loss of US$1.4 million.

Interest Rate Risk

        At February 2, 2008, approximately 38.8% of the Company's indebtedness related to a capital lease obligation which is covered by interest rate swap agreements resulting in a fixed interest rate of 3.55% over the life of the lease obligation. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest swap had an immaterial impact during the year ended February 2, 2008. Substantially all of the Company's remaining indebtedness, principally consisting of short-term borrowings under the short-term European borrowing agreements, is at variable rates of interest. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. A 100 basis point increase in interest rates would have increased interest expense for the year ended February 2, 2008 by approximately $0.5 million.

        The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At February 2, 2008, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company's debt approximates rates currently available to the Company.

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

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

ITEM 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

        The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules which require the Company to include in its Annual Reports on Form 10-K, an assessment by management of the effectiveness of the Company's internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. In addition, the Company's independent auditors must attest to and report on the effectiveness of the Company's internal control over financial reporting.

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        The Company's management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2008.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements as of and for the fiscal year ended February 2, 2008 included in this Annual Report on Form 10-K has issued an attestation report on the Company's internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Guess?, Inc.

        We have audited Guess?, Inc.'s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Guess?, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Guess?, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Guess?, Inc. as of February 2, 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year ended February 2, 2008 of Guess?, Inc. and our report dated March 27, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 27, 2008

ITEM 9B.    Other Information.

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item can be found under the captions "Directors and Executive Officers," "Corporate Governance and Board Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year and is incorporated herein by reference.

ITEM 11.    Executive Compensation.

        The information required by this item can be found under the caption "Executive and Director Compensation," excluding the Compensation Committee Report on Executive Compensation, in the Proxy Statement and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item can be found under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item can be found under the captions "Certain Relationships and Related Transactions" and "Corporate Governance and Board Matters—Board Independence, Structure and Committee Composition" in the Proxy Statement and is incorporated herein by reference.

ITEM 14.    Principal Accountant Fees and Services.

        The information required by this item can be found under the caption "Relationship with Independent Auditors" in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

Documents Filed with Report

  (1)
  Consolidated Financial Statements

    The Reports of Independent Registered Public Accounting Firms and financial statements listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this report.

  (2)
  Consolidated Financial Statement Schedule

    The financial statement schedule listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule is filed as part of this report.

  (3)
  Exhibits

    The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Guess?, Inc.
Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm—Ernst & Young LLP(1)	F-2
2	Reports of Independent Registered Public Accounting Firm—KPMG LLP(1)	F-3
3	Consolidated Financial Statements
	Consolidated Balance Sheets at February 2, 2008 and February 3, 2007	F-5
	Consolidated Statements of Income for the Years Ended February 2, 2008, December 31, 2006 and December 31, 2005 and One Month Ended February 3, 2007	F-6
	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended February 2, 2008, December 31, 2006 and December 31, 2005 and One Month Ended February 3, 2007	F-7
	Consolidated Statements of Cash Flows for the Years Ended February 2, 2008, December 31, 2006 and December 31, 2005 and One Month Ended February 3, 2007	F-8
	Notes to Consolidated Financial Statements	F-9
4	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts for the Years Ended February 2, 2008, December 31, 2006 and December 31, 2005 and One Month Ended February 3, 2007	F-46

(1)
At the beginning of fiscal 2008 the Company changed its Independent Registered Public Accounting Firm from KPMG LLP to Ernst and Young LLP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Guess?, Inc.

        We have audited the accompanying consolidated balance sheet of Guess?, Inc. as of February 2, 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year ended February 2, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guess?, Inc. at February 2, 2008, and the consolidated results of its operations and its cash flows for the year ended February 2, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Notes 1 and 9 to the consolidated financial statements, in the one month ended February 3, 2007 the Company changed its method of accounting for income taxes. As discussed in Notes 1 and 10 to the consolidated financial statements, in 2006 the Company changed its method of accounting for pension and postretirement benefits. As discussed in Notes 1 and 17 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock based compensation.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Guess?, Inc.'s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Guess?, Inc.:

        We have audited the consolidated balance sheet of Guess?, Inc. and subsidiaries, as of February 3, 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the one-month period ended February 3, 2007. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule for the one-month period ended February 3, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guess?, Inc. and subsidiaries as of February 3, 2007, and the results of their operations and their cash flows for the one-month period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, Guess?, Inc. adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," effective January 1, 2007. Also, as discussed in Note 1 to the consolidated financial statements, Guess?, Inc. adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," effective January 1, 2006 and Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," as of December 31, 2006.

/s/ KPMG LLP

Los Angeles, California
May 25, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Guess?, Inc.:

        We have audited the consolidated statements of income, stockholders' equity and comprehensive income, and cash flows, for each of the years in the two-year period ended December 31, 2006, of Guess?, Inc. and subsidiaries. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Guess?, Inc. and subsidiaries for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, Guess?, Inc. adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," effective January 1, 2006 and Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment to FASB Statements No. 87, 88, 106 and 132(R)," as of December 31, 2006.

/s/ KPMG LLP

Los Angeles, California
February 28, 2007

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 2, 2008	February 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$275,595	$207,617
Accounts receivable, net	254,400	142,659
Inventories	232,159	173,668
Prepaid expenses and other current assets	31,411	19,561
Deferred tax assets	21,174	19,962

Total current assets	814,739	563,467
Property and equipment, net	229,917	162,555
Goodwill	29,431	24,651
Other intangible assets, net	23,708	17,664
Long-term deferred tax assets	57,726	48,264
Other assets	30,707	26,721

	$1,186,228	$843,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of borrowings and capital lease obligations	$35,254	$20,804
Accounts payable	210,258	130,525
Accrued expenses	142,779	128,200

Total current liabilities	388,291	279,529
Borrowings and capital lease obligations	18,724	17,336
Long-term deferred rent and lease incentives	40,036	30,956
Long-term deferred royalties	27,062	34,437
Other long-term liabilities	49,152	37,733

	523,265	399,991
Minority interests.	5,989	4,607
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued 135,051,396 and 133,883,942 shares at 2008 and 2007, outstanding 94,337,674 and 93,105,488 shares at 2008 and 2007, respectively	943	931
Paid-in capital	255,486	218,613
Retained earnings	542,856	382,709
Accumulated other comprehensive income (loss)	9,529	(11,448)
Treasury stock, 40,713,722 and 40,778,454 shares at 2008 and 2007, respectively	(151,840)	(152,081)

Total stockholders' equity	656,974	438,724

	$1,186,228	$843,322

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Net revenue:
Product sales	$1,659,184	$129,220	$1,119,945	$887,782
Net royalties	90,732	6,732	65,239	48,310

	1,749,916	135,952	1,185,184	936,092
Cost of product sales	957,147	80,216	665,805	555,223

Gross profit	792,769	55,736	519,379	380,869
Selling, general and administrative expenses	483,630	43,258	326,356	279,059

Earnings from operations	309,139	12,478	193,023	101,810
Other expense (income):
Interest expense	3,442	636	7,450	6,741
Interest income	(7,546)	(663)	(5,947)	(2,626)
Other, net	1,780	(215)	(4,477)	—

	(2,324)	(242)	(2,974)	4,115

Earnings before income tax expense and minority interests	311,463	12,720	195,997	97,695
Income tax expense	124,099	4,885	72,715	38,882
Minority interests	892	(145)	114	—

Net earnings	$186,472	$7,980	$123,168	$58,813

Earnings per share (Note 1)
Basic	$2.02	$0.09	$1.36	$0.66
Diluted	$1.99	$0.09	$1.34	$0.65
Dividends declared per share	$0.28	—	—	—
Weighted average shares outstanding (Note 1)
Basic	92,307	91,668	90,618	88,774
Diluted	93,695	93,120	92,074	90,118

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

	Compre- hensive Income	Common Stock	Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(in thousands)
Balance at December 31, 2004		$886	$177,680	$(1,093)	$192,748	$7,076	$(156,720)	$220,577
Comprehensive income:
Net earnings	$58,813	—	—	—	58,813	—	—	58,813
Foreign currency translation adjustment	(2,588)	—	—	—	—	(2,588)	—	(2,588)
Unrealized gain on investments, net of tax effect	27	—	—	—	—	27	—	27

Total comprehensive income	$56,252

Issuance of common stock under stock compensation plans including tax effect		14	10,187	—	—	—	—	10,201
Issuance of stock under Employee Stock Purchase Plan		—	252	—	—	—	273	525
Deferred compensation		—	1,034	(296)	—	—	—	738

Balance at December 31, 2005		$900	$189,153	$(1,389)	$251,561	$4,515	$(156,447)	$288,293
Comprehensive income:
Net earnings	$123,168	—	—	—	123,168	—	—	123,168
Foreign currency translation adjustment	2,874	—	—	—	—	2,874	—	2,874
Unrealized loss on investments, net of tax effect	(263)	—	—	—	—	(263)	—	(263)
Supplemental Executive Retirement Plan, net of tax effect	(1,188)	—	—	—	—	(1,188)	—	(1,188)

Total comprehensive income	$124,591

Supplemental Executive Retirement Plan, net of tax effect		—	—	—	—	(15,421)	—	(15,421)
Issuance of common stock under stock compensation plans including tax effect		21	23,290	—	—	—	—	23,311
Issuance of stock under Employee Stock Purchase Plan		—	703	—	—	—	205	908
Stock-based compensation		—	6,739	—	—	—	—	6,739
Deferred compensation		—	(1,389)	1,389	—	—	—	—
Issuance of common stock for Focus acquisition		—	2,316	—	—	—	323	2,639

Balance at December 31, 2006		$921	$220,812	$—	$374,729	$(9,483)	$(155,919)	$431,060
Comprehensive income:
Net earnings	$7,980	—	—	—	7,980	—	—	7,980
Foreign currency translation adjustment	(2,127)	—	—	—	—	(2,127)	—	(2,127)
Unrealized gain on investments, net of tax effect	28	—	—	—	—	28	—	28
Supplemental Executive Retirement Plan, net of tax effect	134	—	—	—	—	134	—	134

Total comprehensive income	$6,015

Issuance of common stock under stock compensation plans including tax effect		10	(3,784)	—	—	—	3,838	64
Stock-based compensation		—	1,585	—	—	—	—	1,585

Balance at February 3, 2007		$931	$218,613	$—	$382,709	$(11,448)	$(152,081)	$438,724
Comprehensive income:
Net earnings	$186,472	—	—	—	186,472	—	—	186,472
Foreign currency translation adjustment	22,101	—	—	—	—	22,101	—	22,101
Unrealized loss on hedges, net of tax effect	(1,475)	—	—	—	—	(1,475)	—	(1,475)
Unrealized loss on investments, net of tax effect	(183)	—	—	—	—	(183)	—	(183)
Supplemental Executive Retirement Plan, net of tax effect	534	—	—	—	—	534	—	534

Total comprehensive income	$207,449

Issuance of common stock under stock compensation plans including tax effect		12	15,676	—	—	—	120	15,808
Issuance of stock under Employee Stock Purchase Plan		—	1,678	—	—	—	121	1,799
Stock-based compensation		—	19,519	—	—	—	—	19,519
Dividends		—	—	—	(26,325)	—	—	(26,325)

Balance at February 2, 2008		$943	$255,486	$—	$542,856	$9,529	$(151,840)	$656,974

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Cash flows from operating activities:
Net earnings	$186,472	$7,980	$123,168	$58,813
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	44,538	4,272	35,309	32,364
Amortization of intangible assets	6,041	320	2,745	2,275
Stock-based compensation expense	19,519	1,585	6,739	1,175
Deferred income taxes	(12,369)	(3,636)	(5,441)	(25,658)
Loss (gain) on disposition of long-term assets and property and equipment	4,015	14	(970)	1,195
Other items, net	8,881	(680)	(369)	(2,729)
Minority interests	892	(145)	114
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(89,481)	(9,253)	(52,073)	18,145
Inventories	(53,376)	(8,436)	(25,177)	(25,009)
Prepaid expenses and other assets	(20,008)	3,012	(4,128)	3,505
Accounts payable and accrued expenses	67,027	13,494	53,983	40,116
Long-term deferred rent and lease incentives	9,080	(280)	2,548	3,406
Long-term deferred royalties	(7,375)	(571)	(1,418)	39,174
Other long-term liabilities	11,604	(562)	3,223	2,544

Net cash provided by operating activities	175,460	7,114	138,253	149,316

Cash flows from investing activities:
Purchases of property and equipment	(100,178)	(2,750)	(50,281)	(48,794)
Proceeds from dispositions of long-term assets and property and equipment	17,248	—	4,946	2,553
Acquisition of businesses, net of cash acquired	(12,129)	—	(11,721)	(20,427)
Purchases of long-term investments and deposits on property and equipment	(16,799)	(2,303)	(14,481)	(3,646)

Net cash used in investing activities	(111,858)	(5,053)	(71,537)	(70,314)

Cash flows from financing activities:
Certain short-term borrowings, net	5,647	—	—	—
Proceeds from borrowings	3,894	7,142	118,190	119,576
Repayment of borrowings and capital lease obligations	(1,937)	(21,377)	(158,948)	(139,259)
Dividends paid	(26,295)	—	—	—
Minority interest capital contributions	490	—	490	—
Issuance of common stock	6,047	(364)	11,237	6,359
Excess tax benefits from stock-based compensation	12,068	428	9,842	—

Net cash used in financing activities	(86)	(14,171)	(19,189)	(13,324)

Effect of exchange rates on cash and cash equivalents	4,462	(617)	1,268	(132)

Net increase (decrease) in cash and cash equivalents	67,978	(12,727)	48,795	65,546
Cash and cash equivalents at beginning of period	207,617	220,344	171,549	106,003

Cash and cash equivalents at end of period	$275,595	$207,617	$220,344	$171,549

Supplemental disclosures of non-cash investing and financing activities:
Capital lease obligation incurred	$—	$—	$4,619	$13,964
Shares issued for Focus acquisition	—	—	2,639	—
Supplemental cash flow data:
Interest paid	2,705	623	5,433	5,707
Income taxes paid	133,126	294	56,280	54,131

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

Description of the Business

        Guess?, Inc. (the "Company" or "GUESS?") designs, markets, distributes and licenses a leading lifestyle collection of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. The Company's designs are sold in GUESS? owned stores, to a network of wholesale accounts that includes primarily better department stores, selected specialty retailers and upscale boutiques and through the Internet. GUESS? branded products, some of which are produced under license, are also sold internationally through a series of licensees and distributors.

Fiscal Year Change

        On January 18, 2007, the Board of Directors of the Company approved a change in the Company's fiscal year end from December 31 to the Saturday nearest January 31 of each year. Previously the Company's fiscal year ended on December 31. The change, which aligned the Company's reporting cycle with the National Retail Federation fiscal calendar and provided for more consistent quarter-to-quarter comparisons, was effective with the Company's 2008 fiscal year. The Company's 2008 fiscal year began on February 4, 2007 and ended February 2, 2008, resulting in a one-month transition period ("January 2007") that began January 1, 2007 and ended February 3, 2007.

        The Company's fiscal years are designated in the financial statements by the calendar year in which the fiscal year ends. Typically a fiscal year represents a fifty-two week year, but occasionally includes an additional week, resulting in a fifty-three week year. All references herein to "fiscal 2007" represent the results of the 53-week fiscal year ended February 3, 2007, and references to "fiscal 2008" represent the results of the 52-week fiscal year ended February 2, 2008. In addition, all references herein to "fiscal 2009" represent the 52-week fiscal year ending January 31, 2009.

Classification of Certain Costs and Expenses

        The Company includes inbound freight charges, purchasing costs, retail store occupancy costs and a portion of the Company's distribution costs related to its retail business in costs of product sales. Distribution costs related to the wholesale business are included in selling, general and administrative expenses and amounted to $24.5 million, $15.4 million, $7.8 million and $1.8 million for the fiscal years ended February 2, 2008, December 31, 2006 and December 31, 2005 and the one-month period ended February 3, 2007, respectively. The Company includes store selling, selling and merchandising, advertising, wholesale distribution costs, design and other corporate overhead costs as a component of selling, general and administrative expenses.

        The Company classifies amounts billed to customers for shipping fees as revenues, and classifies costs related to shipping as cost of product sales in the accompanying consolidated statements of income.

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

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Stock Split

        On February 12, 2007, our Board of Directors approved a two-for-one stock split of the Company's common stock which was effected in the form of a 100% stock dividend. Each shareholder of record at the close of business on February 26, 2007 was issued one additional share of common stock for every share of common stock owned as of that time. The additional shares were distributed on or about March 12, 2007. All share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the 2007 stock split.

Use of Estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the valuation of inventories, accounts receivable allowances, sales return allowances, pension obligations, the useful life of assets for depreciation, evaluation of asset impairment, litigation accruals, recoverability of deferred taxes, workers compensation and medical self-insurance expense and accruals, stock-based compensation, and evaluation of net recoverable amounts and accruals for the sublet of certain lease obligations. Actual results could differ from those estimates.

Reclassifications

        The Company has made certain reclassifications to prior years' consolidated financial statements to conform to classifications used in the current year. These reclassifications had no impact on previously reported results of operations.

Business Segment Reporting

        Where applicable, the Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The business segments of the Company are retail, wholesale, European and licensing. Information regarding these segments is summarized in Note 15 to these Consolidated Financial Statements. The Company believes this segment reporting reflects how its four business segments are managed and each segment's performance is evaluated. The retail segment includes the Company's retail operations in North America. The wholesale segment includes the wholesale operations in North America and our Asian operations. The European segment includes both wholesale and retail operations in Europe. The licensing segment includes the worldwide licensing operations of the Company.

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

  Net Royalty Revenue

        Royalty revenue is based upon a percentage, as defined in the underlying agreement, of the licensee's actual net sales or minimum net sales, whichever is greater. The Company may receive special payments in consideration of the grant of license rights. These payments are recognized ratably as revenue over the term of the license agreement. The unrecognized portion of upfront payments is included in deferred royalties and accrued expenses depending on the long or short-term nature of the payments to be recognized. During 2005, the Company successfully renegotiated license agreements for certain significant product categories comprising watches, handbags and eyewear. The renewal terms call for certain fixed, cash rights payments which are over-and-above our normal, ongoing royalty payments. During 2005, the Company received $42.7 million in cash for these significant renewals and recorded the same amount as deferred royalties. The Company recognized revenues relating to these fixed cash rights payments of $8.5 million, $1.5 million, $1.5 million and $0.7 million in the fiscal years ended February 2, 2008, December 31, 2006 and December 31, 2005 and the one-month period ended February 3, 2007, respectively.

  Gift Cards

        The Company completed its analysis of unredeemed electronic gift card liabilities in the quarter ended August 4, 2007 for the U.S. retail business. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Beginning with the quarter ended August 4, 2007, these amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company determined a gift card breakage rate of approximately 6.5% in the quarter ended August 4, 2007 based upon historical redemption patterns, which represented the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. As of February 2, 2008, the Company has recognized $3.5 million gift card breakage to revenue, of which $3.1 million, or $0.02 per diluted share, was a one-time cumulative adjustment recognized in the quarter ended August 4, 2007. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods.

Advertising Costs

        The Company expenses the cost of advertising as incurred. Advertising expenses charged to operations for the fiscal years ended February 2, 2008, December 31, 2006 and December 31, 2005 and the one-month period ended February 3, 2007 were $37.1 million, $22.4 million, $19.8 million and $1.0 million, respectively.

Share-based Compensation

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, "Share-Based Payments," using the modified prospective transition method. Under this method,

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

compensation cost recognized in 2006 included: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-Based Compensation," and (b) compensation expense for all stock-based awards granted to employees on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model.

        See Note 17 to the Consolidated Financial Statements for further information regarding stock-based compensation.

Foreign Currency

        The local currency is the functional currency for all of our significant international operations. In accordance with SFAS No. 52, "Foreign Currency Translation," assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year-end rates, while income and expenses are translated at the weighted-average exchange rates for the year. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency, including gains and losses on foreign currency contracts, are included in the Consolidated Statements of Income. The foreign currency translation adjustment increased accumulated other comprehensive income by $22.1 million, from $6.4 million as of February 3, 2007 to $28.5 million as of February 2, 2008. Net foreign currency transaction losses included in the determination of net earnings were $2.8 million, $0.8 million, $0.7 million and $0.3 million for the fiscal years ended February 2, 2008, December 31, 2006 and December 31, 2005 and the one-month period ended February 3, 2007, respectively.

        The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts and swaps to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules as required by SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," for certain of these hedges. The Company's objective is to hedge the variability in forecasted cash flow due to the foreign currency risk (USD/Canadian exchange rate) associated with certain anticipated inventory purchases on a first dollar basis for specific months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders' equity, and are recognized in cost of goods sold in the period which approximates the time the hedged merchandise inventory is sold.

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

        In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which is an interpretation of SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in January 2007. The adoption of FIN 48 did not have a material impact on the Company's financial position and results of operations.

Earnings per Share

        Basic earnings per share represents net earnings divided by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents such as stock options and other nonvested awards, calculated using the treasury stock method.

        The reconciliation of basic to diluted weighted average shares is as follows (in thousands):

	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Weighted average shares used in basic computations	92,307	91,668	90,618	88,774
Dilutive equity awards	1,388	1,452	1,456	1,344

Weighted average shares used in diluted computations	93,695	93,120	92,074	90,118

        For the fiscal years ended February 2, 2008, December 31, 2006 and December 31, 2005 and the one-month period ended February 3, 2007, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock and other nonvested equity awards. Options for 309,324, 473,220, 145,094 and 132,287, of the Company's shares, respectively, were outstanding during fiscal years ended February 2, 2008, December 31, 2006 and December 31, 2005 and the one-month period ended February 2, 2007 but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. The Company also initially excluded one million nonvested stock awards granted to Paul Marciano on January 1, 2007 and 150,000 nonvested stock awards granted to Carlos Alberini on August 6, 2007 from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to certain performance-based vesting conditions measured over a five-year period and a four and one-half year term, respectively. For the period ended February 2, 2008, the first annual performance criteria for Paul Marciano and Carlos Alberini were achieved, resulting in a dilutive impact of approximately 108,798 and 7,307 shares, respectively.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Fair Value of Financial Instruments

        The carrying amount of the Company's financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. Investments are recorded at fair value.

        The fair values of the Company's debt instruments (See Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At February 2, 2008 and February 3, 2007, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

Investment Securities

        The Company accounts for its investment securities in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires investments to be classified into one of three categories based on management's intent: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at their amortized cost. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Trading securities are recorded at market value with unrealized gains and losses reported in operations. The Company accounts for its long-term investment securities as available-for-sale.

Concentration of Credit and Liquidity Risk

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. In addition, cash used primarily for working capital purposes is maintained with various major financial institutions. The Company performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of asset and liquidity exposure with any institution. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in one diversified municipal money market fund. The fund, which is AAA rated, is comprised of high-quality, liquid instruments.

        The Company extends credit to corporate customers based upon an evaluation of the customer's financial condition and credit history and generally requires no collateral. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collections trends and an evaluation of the impact of current economic conditions. The Company's corporate customers are principally located throughout North America, Europe, and Asia, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. However, such credit risk is considered limited due to the Company's large customer base. Management

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company's credit losses for the periods presented are insignificant and have not significantly exceeded management's estimates. One of the Company's domestic wholesale customers has accounted for approximately 4.4%, 5.5%, 5.8%, and 3.8% of the Company's consolidated net revenue in the fiscal years ended February 2, 2008, December 31, 2006 and December 31, 2005 and the one-month period ended February 3, 2007, respectively. The Company does not have significant credit exposure to any one European or Asian customer.

Inventories

        Inventories are valued at the lower of cost (primarily weighted average method) or market. The Company continually evaluates its inventories by assessing slow moving product as well as prior seasons' inventory. Market value of aged inventory is estimated based on historical sales trends for this category of inventory of the Company's individual product lines, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

Depreciation and Amortization

        Depreciation and amortization of property and equipment are provided using the straight-line method over the following useful lives:

Building and building improvements including properties under capital lease	10 to 33 years
Land improvements	5 years
Machinery and equipment	3 to 10 years
Corporate aircraft	5 years
Corporate vehicles	4 to 5 years
Shop fixtures	2 to 5 years

        Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease, unless the renewal is reasonably assured. Construction in progress is not depreciated until the related asset is completed and placed in service.

Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated discounted future cash flows. The Company recorded charges related to store impairment of $0.6 million, $2.4 million and $0.6 million, respectively, for the fiscal years ended February 2, 2008, December 31, 2006 and December 31, 2005. There were no impairment charges recorded during the one-month period ended February 3, 2007.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

        Other intangible assets as of February 2, 2008 primarily consisted of lease and license acquisition costs related to the three recent European acquisitions. See Note 19 for further information regarding intangible assets acquired from the Focus acquisition and Note 21 for the BARN acquisition. Gross intangible assets were $37.7 million and $24.2 million at February 2, 2008 and February 3, 2007, respectively. The accumulated amortization of intangible assets with finite useful lives was $14.0 million and $6.5 million at February 2, 2008 and February 3, 2007, respectively. For these assets, amortization expense is expected to be approximately $8.7 million in fiscal 2009, $7.7 million in fiscal 2010, $3.3 million in fiscal 2011, $0.8 million in fiscal 2012 and $0.7 million in fiscal 2013.

Goodwill

        Goodwill is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." The Company had goodwill of approximately $29.4 million and $24.7 million at February 2, 2008 and February 3, 2007, respectively. During the one-month period ended February 3, 2007, goodwill was reduced by $3.0 million as a result of a purchase price allocation adjustment relating to the Focus acquisition. No goodwill impairments have been recognized for the fiscal years ended February 2, 2008, December 31, 2006 and December 31, 2005 and the one-month period ended February 3, 2007.

Supplemental Executive Retirement Plan

        Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." Under SFAS 158, an asset for a plan's overfunded status or a liability for a plan's underfunded status is recognized in the consolidated balance sheet; plan assets and obligations that determine the plan's funded status are measured as of the end of the Company's fiscal year, and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in other comprehensive income and as a separate component of stockholders' equity. As a result of adopting SFAS 158, the Company reduced other assets by $14.7 million, increased deferred tax assets by $9.6 million, recorded an incremental liability of $10.3 million and recorded incremental charges to accumulated other comprehensive income (loss) of $15.4 million, net of taxes.

        See Note 10 to the Consolidated Financial Statements for further information regarding the Supplemental Executive Retirement Plan.

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

Statement of Stockholders' Equity and Comprehensive Income

        The consolidated statement of stockholders' equity and comprehensive income for the year ended December 31, 2006 included an incorrect presentation of the adoption of FASB Statement No. 158 ("FAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R)." That presentation included a $15.4 million charge for the impact of the adoption as a component of current-period comprehensive income, rather than displaying the adoption impact as a separate component of accumulated other comprehensive income.

        The Company corrected the consolidated statement of stockholders' equity and comprehensive income for the year ended December 31, 2006 in this Annual Report on Form 10-K. The immaterial revision had no impact on net income, total accumulated other comprehensive income, total assets or cash flows for the year ended December 31, 2006.

Comprehensive Income

        Comprehensive income consists of net earnings, Supplemental Executive Retirement Plan ("SERP") related prior service cost and valuation loss amortization, unrealized gains or losses on investments available for sale, foreign currency translation adjustments and the effective portion of the change in the fair value of cash flow hedges. Comprehensive income is presented in the consolidated statements of stockholders' equity and comprehensive income.

(2) New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, ("SFAS 157"), Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP SFAS 157-1 and FSP SFAS 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases", and its related interpretive accounting pronouncements that address leasing transactions. FSP FAS 157-2 will delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. Effective for fiscal 2009, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) New Accounting Standards (Continued)

liabilities as noted in FSP FAS 157-2. The Company is currently evaluating the potential effect that the adoption of SFAS 157 could have on its financial position and results of operations.

        In February 2007, the FASB issued SFAS No. 159, ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities an opportunity to mitigate volatility in reported earnings that is caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 will be effective for the Company beginning on February 3, 2008. The Company is currently evaluating the potential effect that the adoption of SFAS 159 could have on its financial position and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), ("SFAS 141R"), "Business Combinations", which replaces FASB Statement 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company's consolidated financial statements relating to potential future acquisitions.

        In December 2007, the FASB issued SFAS No. 160 ("SFAS 160") "Accounting for Noncontrolling Interests", which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company's consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities," which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008. Early adoption is encouraged. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on its disclosures in the Company's consolidated financial statements.

(3) Investment Securities

        Long-term investments consist of certain marketable equity securities of $0.9 million and $1.2 million at February 2, 2008 and February 3, 2007, respectively, and are included in other assets in the accompanying consolidated balance sheets. Unrealized gains (losses), net of taxes are included as a component of stockholders' equity and comprehensive income (loss). Unrealized losses related to

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Investment Securities (Continued)

marketable equity securities at February 2, 2008 and February 3, 2007 were $0.3 million and $0.5 million, respectively.

(4) Accounts Receivable

        Accounts receivable consists of trade receivables primarily relating to the Company's wholesale businesses in Europe and North America. The Company provided for allowances relating to these receivables of $20.3 million and $16.6 million, at February 2, 2008 and February 3, 2007, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations, for which, the Company recorded an allowance for doubtful accounts of $0.3 million and $0.3 million at February 2, 2008 and February 3, 2007, respectively. The accounts receivable allowance includes allowances for doubtful accounts, wholesale markdowns and sales returns. Retail sales returns allowances are included in accrued expenses.

(5) Inventories

        Inventories are summarized as follows (in thousands):

	Feb. 2, 2008	Feb. 3, 2007
Raw materials	$6,506	$3,151
Work in progress	5,596	3,166
Finished goods—Europe	87,459	63,114
Finished goods—Retail	92,965	78,097
Finished goods—Wholesale	39,633	26,140

	$232,159	$173,668

        At February 2, 2008 and February 3, 2007, the carrying amount of inventories had been written down to the lower of cost or market by $21.2 million and $14.1 million, respectively.

(6) Property and Equipment

        Property and equipment is summarized as follows (in thousands):

	Feb. 2, 2008	Feb. 3, 2007
Land and land improvements	$3,057	$3,057
Building and building improvements	4,084	3,445
Leasehold improvements	194,478	161,273
Machinery and equipment	214,076	183,917
Corporate aircraft	1,175	803
Shop fixtures	35,554	36,464
Construction in progress	16,004	6,309
Properties under capital lease	25,804	22,409

	494,232	417,677
Less accumulated depreciation and amortization	264,315	255,122

	$229,917	$162,555

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Property and Equipment (Continued)

        Construction in progress at February 2, 2008 and February 3, 2007 represents the costs associated with the construction in progress of leasehold improvements to be used in the Company's operations, primarily for new and remodeled stores in retail operations. During the fiscal years ended February 2, 2008, December 31, 2006 and December 31, 2005 and the one-month period ended February 3, 2007, interest costs capitalized in construction in progress amounted to $137,000, $145,000, $172,000 and $2,000, respectively.

        See Notes 8 and 12 to the Consolidated Financial Statements for further information regarding capital lease obligations.

(7) Accrued Expenses

        Accrued expenses are summarized as follows (in thousands):

	Feb. 2, 2008	Feb. 3, 2007
Accrued compensation and benefits	$49,241	$39,071
Income taxes	19,724	25,503
Deferred royalties	12,610	12,710
Store credits and gift cards	11,635	10,044
Construction costs	9,791	3,735
Deferred rent and lease incentives	8,518	5,581
Sales and use taxes, property taxes, and other taxes	6,218	5,396
Focus acquisition remaining payment	—	8,530
Professional fees	3,649	2,514
Advertising	2,676	—
Security deposit	1,639	215
Legal accrual	—	914
Retail sales returns	1,128	905
Other	15,950	13,082

	$142,779	$128,200

(8) Borrowings and Capital Lease Obligations

        Borrowings and capital lease obligations are summarized as follows (in thousands):

	Feb. 2, 2008	Feb. 3, 2007
Short term loans with European banks	$32,742	$18,831
European capital lease	20,422	19,309
Other loans	814	—

	53,978	38,140
Less current installments	35,254	20,804

Long-term borrowings and capital lease obligations	$18,724	$17,336

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Borrowings and Capital Lease Obligations (Continued)

        On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the "Credit Facility"). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. The Credit Facility replaced the (a) Amended and Restated Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Western) (formerly known as Congress Financial Corporation (Western)) and Guess?, Inc., Guess? Retail, Inc. and Guess.com, Inc., dated as of December 20, 2002, as amended, and (b) Canadian Loan and Security Agreement by and among Wachovia Capital Finance Corporation (Canada) (formerly known as Congress Financial Corporation (Canada)) and Guess Canada, dated as of December 20, 2002, as amended (together, the "Prior Credit Facility").

        The obligations under the Credit Facility are guaranteed by certain of the Company's existing and future domestic subsidiaries, and such obligations, including the guarantees, are secured by (a) substantially all present and future property and assets of the Company and each guarantor and (b) the equity interests of certain of the Company's direct and indirect U.S. subsidiaries and 65% of the equity interests of the Company's first tier foreign subsidiaries.

        Direct borrowings under the Credit Facility will be made, at the Company's option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (which was 0.75% at February 2, 2008) based on the Company's leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) for domestic loans, 0.50% in excess of the federal funds rate, and for Canadian loans, 0.50% in excess of the average rate for 30 day Canada dollar bankers' acceptances, or (ii) the rate of interest as announced by Bank of America as its "prime rate," in each case as in effect from time to time, plus an applicable margin (which was 0.0% at February 2, 2008) based on the Company's leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At February 2, 2008, the Company had $23.8 million in outstanding standby letters of credit, $15.2 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

        The Credit Facility requires the Company to comply with a leverage ratio and a fixed charge coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company and its subsidiaries' ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.

        The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $222.3 million, limited by accounts receivable balances at the time of borrowing, except for one borrowing agreement which is secured by a $15.0 million standby letter of credit issued under the Company's Credit Facility. Based on the applicable accounts receivable balances at February 2, 2008, the Company could have

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Borrowings and Capital Lease Obligations (Continued)

borrowed up to approximately $194.6 million under these agreements. However, the Company's ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of our Credit Facility. At February 2, 2008, the Company had $32.1 million of outstanding borrowings and $1.7 million in outstanding documentary letters of credit under these agreements. The agreements are denominated in Euros, have no financial ratio covenants and provide for annual interest rates ranging from 4.6% to 6.1%. The maturities of the short-term borrowings are linked to the credit terms of the underlying accounts receivable that secure the borrowings.

        The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs which were completed in 2006. Key functions related to the Company's Italian operation are located in this building, including design and merchandising. This transaction resulted in a capital lease obligation of $20.4 million as of February 2, 2008. The Company entered into separate interest rate swap agreements designated as non-hedging instruments resulting in a fixed rate of 3.55%. These interest rate swap agreements mature through 2016 and convert the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of February 2, 2008 was approximately $0.5 million.

        From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

        Maturities of debt and capital lease obligations at February 2, 2008 are as follows (in thousands):

	Capital Lease	Debt	Total
Fiscal 2009	$2,229	$33,025	$35,254
Fiscal 2010	1,721	531	2,252
Fiscal 2011	1,774	—	1,774
Fiscal 2012	1,827	—	1,827
Thereafter	12,871	—	12,871

	$20,422	$33,556	$53,978

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes

        Income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Federal:
Current	$67,291	$2,127	$44,101	$45,039
Deferred	(3,333)	(1,605)	(686)	(20,944)
State:
Current	9,831	802	4,811	7,012
Deferred	550	(525)	(1,142)	(3,655)
Foreign:
Current	60,222	5,558	29,201	12,489
Deferred	(9,586)	(1,506)	(3,613)	(1,059)
Minority interests	(876)	34	43	—

Total	$124,099	$4,885	$72,715	$38,882

        In fiscal 2008, foreign current tax expense of $1.7 million was recorded relating to a prospective change to the Italian tax rate.

        Except where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as the Company intends to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax-effective to do so. That portion of accumulated undistributed earnings of foreign subsidiaries at fiscal year-end February 2, 2008 and February 3, 2007 was approximately $120 million and $60 million, respectively.

        Actual income tax expense differs from expected income tax expense obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Computed "expected" tax expense	$109,012	$4,452	$68,599	$34,193
State taxes, net of Federal expense	6,747	180	2,701	2,182
Incremental foreign taxes in excess of Federal statutory rates	11,054	642	4,024	2,343
Exempt interest	(1,883)	(152)	(1,491)	(271)
Other	45	(271)	(1,161)	435
Minority interests	(876)	34	43	—

Total	$124,099	$4,885	$72,715	$38,882

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

        Total income tax expense (benefit) was allocated as follows (in thousands):

	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Operations	$124,099	$4,885	$72,715	$38,882
Stockholders' equity	(11,714)	(295)	(23,557)	(3,914)

Total income taxes	$112,385	$4,590	$49,158	$34,968

        The tax effects of the components of other comprehensive income were allocated as follows (in thousands):

	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Foreign currency translation adjustment	$88	$33	$307	$98
Unrealized gain (loss) on investments	(117)	18	(163)	16
SERP	290	82	(10,306)	—

Total income tax expense	261	$133	$(10,162)	$114

        Total pretax income was comprised of the following (in thousands):

	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Domestic operations	$200,873	$2,882	$134,263	$71,733
Foreign operations	110,590	9,838	61,734	25,962

Total pretax income	$311,463	$12,720	$195,997	$97,695

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of current and non-current deferred tax assets and deferred tax liabilities at February 2, 2008 and February 3, 2007 are presented below (in thousands):

	Feb. 2, 2008	Feb. 3, 2007
Deferred tax assets:
Fixed assets basis difference	$12,832	$14,273
Deferred compensation	11,270	3,463
Bad debt reserve	7,439	4,026
Deferred lease incentives	—	1,406
Uniform capitalization	1,774	1,883
Rent expense	6,631	6,109
Net operating loss	2,778	1,611
Inventory valuation	5,627	4,653
Facility closure reserve	238	418
Unrealized loss on investment	836	717
Deferred income	18,427	19,249
SERP	13,131	11,667
Other	5,399	7,014

Total deferred assets	86,382	76,489
Deferred tax liabilities:
Goodwill amortization	(5,250)	(4,403)
Other	(402)	(2,763)
Valuation allowance	(1,830)	(1,097)

Net deferred tax assets	$78,900	$68,226

        Included above at February 2, 2008 and February 3, 2007, are $21.2 million and $20.0 million for current deferred tax assets, respectively, and $57.7 million and $48.2 million in non-current deferred tax assets at February 2, 2008 and February 3, 2007, respectively. At February 2, 2008, the Company's US, China and certain retail operations within Europe had net operating loss carryforwards totaling $2.8 million. Based on the historical earnings of these companies, management believes that it is more likely than not that the expected results of these operations will not generate sufficient income to utilize all of the net operating loss. Therefore the Company has recorded a valuation allowance of $1.8 million, which is an increase of $0.7 million from the prior year.

        Based on the historical earnings of the Company and projections of future taxable income, management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.

        The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, at the beginning of fiscal year 2007. At February 2, 2008, the Company had approximately $6.0 million of total gross unrecognized tax benefits. Of this total, $3.2 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

        The Company and its subsidiaries are subject to U.S. federal and foreign income tax as well as income tax of multiple state and foreign local jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state and local, and foreign income tax matters have been concluded for years through 2000.

        The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $2.6 million accrued for interest and $0.2 million accrued for penalties at February 2, 2008.

        The following changes occurred in the amount of unrecognized tax benefits during the year (in thousands):

Balance at February 3, 2007	$5,846
Additions:
Tax positions related to the current year	—
Tax positions related to the prior year	554
Reductions:
Tax positions related to the prior year	—
Expiration of statutes of limitation	(366)
Settlements	—

Balance at February 2, 2008	$6,034

(10) Supplemental Executive Retirement Plan

        On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan ("SERP") which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The initial participants in the SERP are Maurice Marciano, Chairman of the Board, Paul Marciano, Chief Executive Officer and Vice Chairman of the Board, and Carlos Alberini, President and Chief Operating Officer. As a non-qualified pension plan, no funding of the SERP is required; however, the Company expects to make annual payments into an insurance policy held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender value of the insurance policy was $13.3 million and $7.7 million, respectively, as of February 2, 2008 and February 3, 2007 and is included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust.

        Effective December 31, 2006, the Company adopted SFAS 158. Under SFAS 158, an asset for a plan's overfunded status or a liability for a plan's underfunded status is recognized in the consolidated balance sheet; plan assets and obligations that determine the plan's funded status are measured as of the end of the Company's fiscal year, and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in comprehensive income and as a separate component of stockholders' equity.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Supplemental Executive Retirement Plan (Continued)

        The components of net periodic pension cost to comprehensive income for the fiscal years ended February 2, 2008, and December 31, 2006 and the one-month period ended February 3, 2007 are (in thousands):

	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006
Service cost	$213	$20	$139
Interest cost	1,724	161	1,181
Net amortization of unrecognized prior service cost	1,743	162	1,743
Net amortization of actuarial losses	579	54	—

Net periodic defined benefit pension cost	$4,259	$397	$3,063

Unrecognized prior service cost charged to comprehensive income	$1,743	$162	—
Unrecognized net actuarial loss charged to comprehensive income	579	54	—
Actuarial losses	(1,498)	—	—
Additional minimum pension liability adjustment	—	—	(1,924)
Related tax impact	(290)	(82)	736

Total periodic costs and other charges to comprehensive income	$534	$134	$(1,188)

        Accumulated other comprehensive income, before tax, as of February 2, 2008 consists of the following amounts that have not yet been recognized in net periodic benefit cost (in thousands):

	Feb. 2, 2008	Feb. 3, 2007
Unrecognized prior service cost	$16,044	$17,787
Unrecognized net actuarial loss	9,830	8,913

Net balance sheet impact	$25,874	$26,700

        The following chart summarizes the SERP's funded status and amounts recognized in the Company's consolidated balance sheets, pursuant to SFAS 158 (in thousands):

	Feb. 2, 2008	Feb. 3, 2007
Projected benefit obligation	$(33,593)	$(30,159)
Plan assets at fair value(1)	—	—

Net liability (included in other long-term liabilities)	$(33,593)	$(30,159)

(1)
The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table above does not include the insurance policies with market values of $13.3 million and $7.7 million as of February 2, 2008 and February 3, 2007, respectively.

        The Company assumed a discount rate of 6.50% at February 2, 2008 compared to 5.75% at February 3, 2007, as part of the actuarial valuation performed to calculate the projected benefit obligation disclosed above, based on the timing of cash flows expected to be made in the future to the participants, applied to high quality yield curves. The assumed rate of increase in future compensation level was 3.0% as

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Supplemental Executive Retirement Plan (Continued)

of February 2, 2008 and February 3, 2007. At February 2, 2008, amounts included in comprehensive income that are expected to be recognized as components of net periodic defined benefit pension cost in fiscal 2009 consist of prior service costs of $1.7 million and actuarial losses of $0.7 million. No benefits are expected to be paid in any of the next five fiscal years. Aggregate benefits projected to be paid in the subsequent five fiscal years amount to $9.1 million.

(11) Related Party Transactions

        The Company and its subsidiaries periodically enter into transactions with other entities or individuals that are considered related parties, including certain transactions with entities affiliated with trusts for the respective benefit of Maurice and Paul Marciano, who are executives of the Company, Armand Marciano, their brother and former executive of the Company, and certain of their children (the "Marciano Trusts").

License Agreements and Licensee Transactions

        On January 3, 2005, the Company, through a subsidiary, acquired the remaining 90% of Maco Apparel, S.p.a. ("Maco") that the Company did not already own. Prior to the acquisition, the Company owned a 10% interest in Maco, which at the time was the Company's licensee for the manufacture and distribution of certain men's and women's jeanswear apparel in certain parts of Europe.

        On January 1, 2003, the Company entered into a license agreement with BARN S.r.l. ("BARN"), an Italian corporation, under which the Company granted BARN the right to manufacture and distribute children's clothing in certain territories of Europe for a term of three years. The license agreement was amended as of June 19, 2006 to, among other things, extend the term until December 31, 2009. The license agreement had terms substantially similar to the Company's other license agreements. Two key employees of the Company's wholly-owned subsidiary, GUESS? Italia, S.r.l., owned BARN. During the fiscal years ended February 2, 2008, December 31, 2006 and December 31, 2005 and the one-month period ended February 3, 2007, the Company recorded $1.4 million, $1.2 million, $0.9 million and $0.1 million in revenues, respectively, related to this license. At February 3, 2007, the Company had $0.2 million royalty receivables due from BARN.

        On January 16, 2008, the Company, through a subsidiary, acquired 100% of the capital stock of BARN for a purchase price of approximately €5.0 million ($7.4 million), subject to certain purchase price adjustments which are expected to be finalized as part of the pending audit of the acquired balance sheet. See Note 21 for further information regarding the acquisition.

Leases

        The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect at February 2, 2008, with expiration dates in July 2008, February 2009 and December 2014.

        Aggregate rent expense under these related party leases was $3.5 million, $2.9 million $2.6 million and $0.2 million, respectively, for the fiscal years ended February 2, 2008, December 31, 2006 and December 31, 2005 and the one-month period ended February 3, 2007. See also lease commitments to related parties in Note 12 to the Consolidated Financial Statements. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Related Party Transactions (Continued)

Aircraft Arrangements

        The Company periodically charters aircraft owned by MPM Financial, LLC ("MPM Financial"), an entity affiliated with the Marciano Trusts, through an independent third party management company contracted by MPM Financial to manage its aircraft. Pursuant to the original arrangements with MPM Financial and the Air Group, Inc. (the "Air Group"), MPM Financial's original third party aircraft management company, the Company was entitled to receive a 10% discount from the standard hourly charter rates charged by the Air Group. The arrangements among the Company, MPM Financial and the Air Group were subsequently terminated and a new independent third party, Avjet Corporation ("Avjet"), has been engaged by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and Avjet, the Company has and may from time to time continue to charter aircraft owned by MPM Financial through Avjet at a discount from Avjet's preferred customer hourly charter rates. The total fees paid under these arrangements for the fiscal years ended February 2, 2008, December 31, 2006 and December 31, 2005 and the one-month period ended February 3, 2007 were approximately $1.4 million, $1.1 million, $0.4 million and $13,000, respectively.

        In May 2006, the Company entered into an agreement to acquire a new corporate aircraft with a scheduled delivery date in December 2007. The Company made down payments of $16.5 million toward the $18.9 million aggregate purchase price for the aircraft. The Company was considering entering into a sale and leaseback arrangement on completion of construction of the aircraft. However, after a further review of the Company's investment options and related expenses, the Company concluded that it would be more cost effective and beneficial if a third party were to acquire the aircraft and make the aircraft available for charter use to the Company on a similar basis as described above. As a result of this determination, Maurice Marciano and Paul Marciano were approached and agreed to have the aircraft purchase agreement assigned to MPM Financial in exchange for payment to the Company of an amount equal to the full $16.5 million in down payments made by the Company plus certain other related costs incurred by the Company. The aircraft purchase agreement was assigned to MPM Financial during the fourth quarter of fiscal 2008, and resulted in a gain to the Company of approximately $0.5 million, related to interest income on the deposits.

(12) Commitments and Contingencies

Leases

        The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through January 2022. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 6%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through November, 2012.

        The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs, which were completed in 2006. Key functions related to the Company's Italian operations are located in this building, including design and merchandising. This transaction resulted in a capital lease obligation of $20.4 million as of February 2, 2008. The Company entered into interest rate swap agreements designated as non-hedging instruments

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

resulting in a fixed rate of 3.55%. These interest rate swap agreements mature through 2016 and convert the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of February 2, 2008 was approximately $0.5 million.

        Future minimum property lease payments under capital lease and non-cancelable operating leases at February 2, 2008 are as follows (in thousands):

		Operating Leases
	Capital Lease	Non- Related Parties	Related Parties	Total
Fiscal 2009	$2,868	$99,336	$2,117	$104,321
Fiscal 2010	2,508	93,002	539	96,049
Fiscal 2011	2,481	81,068	534	84,083
Fiscal 2012	2,454	72,354	534	75,342
Fiscal 2013	2,426	67,951	534	70,911
Thereafter	12,117	226,881	1,068	240,066

Total minimum lease payments	$24,854	$640,592	$5,326	$670,772

Less interest	(4,432)

Capital lease obligations	$20,422
Less current portion	(2,229)

Long-term capital lease obligations	$18,193

        Rental expense for all operating leases during the fiscal years ended February 2, 2008, December 31, 2006 and December 31, 2005 and one-month period ended February 3, 2007 aggregated $122.3 million, $84.6 million, $73.1 million and $7.4 million, respectively, including percentage rent of $23.1 million, $4.0 million, $2.3 million and $0.3 million, respectively.

Purchase Commitments

        Inventory purchase commitments as of February 2, 2008 were $122.7 million.

Incentive Bonuses

        Certain officers and key employees of the Company are entitled to incentive bonuses, primarily based on net earnings of the Company or earnings of the particular operations impacted by these key employees. In addition, on September 27, 2005 the Compensation Committee of the Board of Directors of the Company approved performance criteria for the payment of special bonuses to Paul Marciano, Chief Executive Officer and Vice Chairman of the Board of the Company, under the Company's 2004 Equity Incentive Plan if the performance targets with respect to future earnings from operations for the Company's licensing segment are met. The Company recorded bonus related expense of $1.6 million and $0.1 million, respectively, including payroll taxes, in the fiscal year ended February 2, 2008 and the one month period ended February 3, 2007 related to these special licensing bonuses. If the pre-established licensing performance targets are achieved in calendar 2008 and the Company receives a fixed cash rights payment of $35.0 million due in 2012 from one of its licensees, the Company will record an expense of

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

$3.5 million in special bonus, plus applicable payroll taxes, which will be payable to Paul Marciano through January 2012.

Litigation

        On February 1, 2005, a complaint was filed by Michele Evets against the Company in the Superior Court of the State of California for the County of San Francisco. The complaint purported to be a class action filed on behalf of current and former GUESS? store managers in California. Plaintiffs sought overtime wages and a preliminary and permanent injunction. The parties executed a settlement agreement in February 2007, which became effective upon final court approval on November 1, 2007. As of February 2, 2008, the Company paid $0.8 million related to the net charges in connection with the full and final settlement of this matter.

        In 2006, the Officers of the Florence Customs Authorities ("Customs Authorities") began an import customs audit with respect to the Company's Italian subsidiary, Maco Apparel S.p.A. ("Maco"), in Florence, Italy, acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004 and 2005 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The Custom Authorities have filed several claims which are heard independently within various sections of the Florence Provincial Tax Commission. Each claim represents a portion of the period under review. The first hearings with the Florence Provincial Tax Commission commenced on October 29, 2007. Judgments for two claims have been received that were favorable to the Company on certain aspects of the claims and unfavorable on other aspects of the claims. The Company will appeal the unfavorable aspects of the judgments. The Company has concluded that the amount of any possible loss would not be material to the Company's consolidated earnings before income taxes and that the likelihood of incurring a loss is less than probable. Accordingly, no liability related to this matter has been accrued.

        The Company is also involved in various other employment-related claims and other matters incidental to the Company's business, the resolution of which is not expected to have a material adverse effect on the Company's consolidated results of operations or financial position. With the exception of the class action accrual at February 3, 2007 discussed above, no material amounts were accrued as of February 2, 2008 and February 3, 2007.

(13) Savings Plan

        The Company established the Guess?, Inc. Savings Plan (the "Savings Plan") under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees ("associates") may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines, and the Company may make matching contributions in amounts not to exceed 3.0% of the associates' annual compensation. Investment selections consist of mutual funds and do not include any Company common stock. The Company's contributions to the Savings Plan for the fiscal years ended February 2, 2008, December 31,

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Savings Plan (Continued)

2006 and December 31, 2005 and the one-month period ended February 3, 2007 amounted to $0.5 million, $0.4 million, $0.3 million and $40,000, respectively.

        In January 2002, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. See Note 17 for further details.

        Effective January 1, 2006, the Company adopted a Non-qualified Deferred Compensation Plan (the "DCP"). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses. The deferred amounts and earnings thereon are payable to participants at specified future distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or installments, pursuant to elections under the rules of the DCP. The DCP is not funded by the Company, and participants have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The Company has purchased corporate-owned life insurance to offset this liability which is held in a rabbi trust. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. All earnings and expenses of the rabbi trust are reported in the Company's consolidated statement of income. The deferred compensation liability as of February 2, 2008 and February 3, 2007 was $8.7 million and $2.5 million, respectively. The related long-term asset as of February 2, 2008, and February 3, 2007 was $8.0 million and $4.6 million, respectively.

(14) Quarterly Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information for the fiscal years ended February 2, 2008 and December 31, 2006 (in thousands, except per share data):

Year ended February 2, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$377,949	$388,287	$469,079	$514,601
Gross profit	167,582	173,352	218,481	233,523
Net earnings	35,527	37,482	58,274	55,189
Earnings per share:
Basic	$0.39	$0.41	$0.63	$0.60
Diluted	$0.38	$0.40	$0.62	$0.59

Year ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$258,978	$231,037	$348,748	$346,421
Gross profit	103,632	92,453	163,831	159,463
Net earnings	15,396	13,734	48,355	45,683
Earnings per share:
Basic	$0.17	$0.15	$0.53	$0.50
Diluted	$0.17	$0.15	$0.52	$0.49

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Segment Information

        In accordance with the requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable business segments and respective accounting policies of the segments are the same as those described in Note 1. Management evaluates segment performance based primarily on revenue and earnings from operations. Corporate overhead, interest income, interest expense and other income and expense are evaluated on a consolidated basis and not allocated to the Company's business segments.

        Segment information is summarized as follows (in thousands):

	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Net revenue:
Retail operations	$862,381	$58,681	$721,262	$612,862
Wholesale operations	258,445	14,684	146,320	121,103
European operations	538,358	55,855	252,363	153,817
Licensing operations	90,732	6,732	65,239	48,310

	$1,749,916	$135,952	$1,185,184	$936,092

Earnings (loss) from operations:
Retail operations	$128,523	$174	$100,436	$65,274
Wholesale operations	49,894	1,518	23,963	7,325
European operations	120,818	12,346	64,211	28,103
Licensing operations	77,941	6,293	57,189	37,804
Corporate overhead	(68,037)	(7,853)	(52,776)	(36,696)

	$309,139	$12,478	$193,023	$101,810

Capital expenditures:
Retail operations	$64,821	$1,393	$35,733	$37,569
Wholesale operations	8,170	1,236	1,253	3,194
European operations	17,741	41	8,436	5,565
Licensing operations	—	—	—	67
Corporate overhead	9,445	80	4,859	2,399

	$100,177	$2,750	$50,281	$48,794

	Feb. 2, 2008	Feb. 3, 2007
Total assets:
Retail operations	$275,599	$206,455
Wholesale operations	144,891	89,542
European operations	435,315	254,871
Licensing operations	17,236	13,797
Corporate overhead	313,187	278,657

	$1,186,228	$843,322

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Segment Information (Continued)

        The European operations segment includes net revenue and earnings from the BARN licensee acquisition commencing in January 2008. Prior to the BARN acquisition, licensing royalty income received from BARN was included in the licensing operations segment for the fiscal years ended February 2, 2008, December 31, 2006 and December 31, 2005 and the one-month period ended February 3, 2007 and amounted to $1.4 million, $1.2 million, $0.9 million and $0.1 million, respectively. The Focus acquisition was effective December 31, 2006. The licensing royalty income received from Focus prior to the acquisition of the Focus business was included in the licensing operations segment for the years ended December 31, 2006 and 2005 and amounted to $4.0 million and $2.7 million, respectively. See Note 19 for details on the Focus acquisition.

        The table below presents information related to geographic areas in which the Company operated. In fiscal year 2008, the Company changed its net revenues presentation by geographic areas from the previous presentation based on the country where the Company's applicable sales organization or licensee is based to the new presentation where net revenue is based on the country where the Company's or its licensees' customers are located. This change is intended to better reflect the diversification of sales to a broader number of countries. Historical information presented related to the Company's geographic areas has been reclassified to conform with its current geographic presentation.

        Net revenue is primarily classified based on the country where the Company's customer is located (in thousands):

	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005
Net revenue:
U.S.	$848,354	$58,158	$719,317	$626,628
Italy	291,976	28,922	156,147	101,850
Other European Countries	267,022	28,483	111,781	63,186
Canada	220,130	13,129	156,779	113,961
Asia	98,650	5,646	26,022	21,419
Mexico	8,855	442	2,809	133
South America	3,839	328	2,336	2,827
Middle East	3,165	233	4,589	3,430
Australia	3,048	226	1,508	911
South Africa	2,338	196	1,548	1,466
Other	2,539	189	2,348	281

	$1,749,916	$135,952	$1,185,184	$936,092

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Segment Information (Continued)

	Feb. 2, 2008	Feb. 3, 2007
Long-lived assets:
U.S.	$139,311	$114,515
Italy	67,094	49,327
Canada	35,070	21,913
Other European Countries	9,011	4,854
Asia	9,436	2,897
Mexico	2,158	477

	$262,080	$193,983

(16) Transition Period Financial Information

        On January 18, 2007, the Company's fiscal year end was changed from December 31 to the Saturday closest to January 31 of each year. Accordingly, the Company is presenting audited financial statements for the one-month transition period ended February 3, 2007. The following table provides certain unaudited comparative financial information of the same period of the prior year. The one-month transition period ended February 3, 2007 included 34 days compared to 28 days for the one month ended January 28, 2006:

	One Month Ended
(in thousands, except per share data)	Feb. 3, 2007	Jan. 28, 2006
		(unaudited)
Statement of income data:
Net revenue	$135,952	$68,472
Gross profit	55,736	22,606
Earnings (loss) from operations	12,478	(18)
Income taxes (benefit)	4,885	(15)
Net earnings (loss)	7,980	(24)
Earnings (loss) per share:
Basic	$0.09	$0.00
Diluted	$0.09	$0.00
Weighted average number of shares outstanding—basic	91,668	89,666
Weighted average number of shares outstanding—diluted	93,120	89,666

	Feb. 3, 2007	Jan. 28, 2006
		(unaudited)
Balance sheet data:
Working capital	$283,938	$193,459
Total assets	843,322	637,556
Borrowings and capital lease obligations	17,336	52,563
Stockholders' equity	438,724	287,774

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Stock-Based Compensation

        The Company has four stock-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the "Plan") provides that the Board of Directors may grant stock options to officers, key employees and certain consultants and advisors to the Company or any of its subsidiaries. The Plan authorizes grants of options to purchase up to 20,000,000 authorized but unissued shares of common stock. At February 2, 2008 and February 3, 2007 there were 16,064,600 and 16,769,500 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. The three most recent annual grants had a vesting period of three years and ten months, three years and ten months, and three years and nine months, with an initial vesting period of ten months, ten months and nine months, respectively, followed by three annual vesting periods. The Guess?, Inc. Employee Stock Purchase Plan ("ESPP") allows for qualified employees to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Guess?, Inc. 2006 Non-Employee Directors' Stock Grant and Stock Option Plan (the "Director Plan") provides for the grant of certain stock and stock options to non-employee directors. The Director Plan authorizes grants of options to purchase up to 2,000,000 authorized but unissued shares of common stock which consists of the 1,000,000 shares that were initially approved for issuance on July 30, 1996 plus an additional 1,000,000 shares that were approved for issuance effective May 9, 2006. At February 2, 2008 and February 3, 2007 there were 1,054,988 and 1,025,870 shares available for grant under this plan, respectively. In addition, the Guess?, Inc. 1996 Equity Incentive Plan, under which equity grants have not been permitted since the approval of the Plan in 2004, continues to govern outstanding awards previously made thereunder.

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

        On June 20, 2005, the Compensation Committee and the Board of Directors approved the immediate acceleration of vesting of options to purchase 750,000 shares of common stock of the Company, of which 375,000 were held by each of Maurice Marciano and Paul Marciano, then Co-Chairmen of the Board and Co-Chief Executive Officers. The accelerated stock options, which were originally granted on February 26, 2004 under the Company's 1996 Equity Incentive Plan, have an exercise price of $7.80 per share. The closing price of the Company's common stock on the New York Stock Exchange on the date of acceleration was $8.68 per share. The purpose of the acceleration of vesting was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its income statement, as is required under FAS 123R. The Company strongly believes that given the substantial share ownership of Maurice Marciano and Paul Marciano in the Company, accelerating the vesting had and will continue to have no impact with respect to their retention.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under this method, compensation cost recognized included: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Stock-Based Compensation (Continued)

of SFAS 123 and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

        The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for new grants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company's common stock. The expected life used prior to November 2007 was based on the "simplified" method described in the SEC Staff Accounting Bulletin No. 107. For options granted beginning November 2007, the expected term is determined based on historical trends. The dividend yield for 2006 and prior years was assumed to be zero since the Company had not historically declared and did not have a current plan to declare dividends on an ongoing basis until the Board of Directors authorized and approved the initiation of quarterly dividends in February, 2007. The expected dividend yield starting from 2007 is based on the Company's history and expectations of dividend payouts. The expected forfeiture rate is determined based on historical data.

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

        The following table illustrates the pro-forma effect on net earnings and earnings per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

Year ended Dec. 31, 2005
Net earnings, as reported	$58,813
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	708
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,290)

Pro forma net earnings	$55,231

Earnings per share:
Basic—as reported	$0.66
Basic—pro forma	$0.62
Diluted—as reported	$0.65
Diluted—pro forma	$0.61

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Stock-Based Compensation (Continued)

        The fair value of stock options used to compute the pro-forma net earnings and earnings per common share disclosures above for the year ended December 31, 2005 is the estimated value at the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the valuation of the grants in 2005: risk-free interest rates of 4.05%; expected volatility of 57%; no expected dividend yield; and a weighted-average expected life of 5 years. The risk-free interest rate was based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility was determined based on an average of the historical volatility for the expected term. The dividend yield and expected life were based on historical data. Using the Black-Scholes option-pricing model, the weighted-average fair value of each option granted during 2005 was $4.84.

        The following table summarizes the stock compensation expense under all of the Company's stock plans during the fiscal years ended February 2, 2008 and December 31, 2006 and the one-month period ended February 3, 2007 (in thousands):

	Year Ended Feb. 2, 2008	One-Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006
Stock options	$5,623	$556	$4,192
Nonvested stock awards/units	13,345	1,008	2,155
ESPP	551	21	392

	$19,519	$1,585	$6,739

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Stock-Based Compensation (Continued)

Stock options

        The following table summarizes the stock option activity under all of the Company's stock plans during the one-month period ended February 3, 2007 and the fiscal year ended February 2, 2008:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at December 31, 2006	2,931,944	$10.34
Granted	35,656	32.54
Forfeited	(6,000)	(17.72)

Options outstanding at February 3, 2007	2,961,600	$10.59	7.76	$76,074

Exercisable at February 3, 2007	1,175,666	$7.51	7.03	$33,822

Options exercisable and expected to vest at February 3, 2007	2,747,247	$9.27	7.76	$71,002

Options outstanding at February 3, 2007	2,961,600	$10.59
Granted	270,417	41.35
Exercised	(824,911)	(8.10)
Forfeited	(108,999)	(19.28)
Expired	(5,650)	(8.00)

Options outstanding at February 2, 2008	2,292,457	$14.71	7.13	$53,138

Exercisable at February 2, 2008	1,192,338	$10.27	6.46	$32,594

Options exercisable and expected to vest at February 2, 2008	2,219,801	$12.33	7.13	$51,737

        The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the one-month period ended February 3, 2007: a risk-free interest rate of 4.60%, no expected dividend yield, an expected volatility of 49.6%, an expected forfeiture rate of 17.97%, and an expected life of 6.25 years.

        The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended February 2, 2008: a risk-free interest rate of 4.63%, an expected dividend yield of 0.60%, an expected volatility of 46.2%, an expected forfeiture rate of 15.05%, and an expected life of 6.25 years. For options grants from November 2007 onwards, an expected life of 3.7 years was used.

        The weighted-average grant-date fair value of options granted was $17.57 during the one-month period ended February 3, 2007. There were no stock options exercised during the month ended February 3, 2007. The compensation expense recognized was $0.6 million before the recognized income tax benefit of $0.2 million during the one-month period ended February 3, 2007. As of February 3, 2007, there was approximately $10.0 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 1.4 years.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Stock-Based Compensation (Continued)

        The weighted-average grant-date fair value of options granted was $19.96 and $11.92 during the year ended February 2, 2008 and December 31, 2006, respectively. The total intrinsic value of stock options exercised during the years ended February 2, 2008, December 31, 2006 and December 31, 2005 was $31.7 million, $31.0 million and $12.3 million, respectively. The intrinsic value of stock options is defined as the difference between the Company's stock price on the exercise date and the grant-date exercise price. The total cash received from option exercises was $6.7 million, $11.0 million and $6.3 million during the years ended February 2, 2008, December 31, 2006 and December 31, 2005, respectively. The excess tax benefit realized for the tax deductions from these option exercises for fiscal 2008 was $9.9 million and is included in cash flows from financing activities for the year ended February 2, 2008. The compensation expense recognized was $5.6 million before the recognized income tax benefit of $2.3 million during the year ended February 2, 2008. As of February 2, 2008, there was approximately $9.3 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 1.2 years.

Nonvested stock awards/units

        The following table summarizes the nonvested stock awards/units activity under all of the Company's stock plans during the one-month period ended February 3, 2007 and the fiscal year ended February 2, 2008:

	Number of Shares/Units	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2006	580,286	$17.86
Granted	1,014,190	31.71
Vested	(86,500)	(17.72)
Forfeited or expired	(1,050)	(18.10)

Nonvested at February 3, 2007	1,506,926	$27.19
Granted	549,394	44.55
Vested	(294,811)	(20.38)
Forfeited or expired	(32,030)	(23.91)

Nonvested at February 2, 2008	1,729,479	$33.92

        The weighted-average grant-date fair value of nonvested stock awards/units granted during the year ended December 31, 2006 was $20.96. The weighted-average grant-date fair value of nonvested stock awards/units granted during the month ended February 3, 2007 was $31.71. The total fair value at grant date of previously nonvested stock awards/units that were vested during the one-month period ended February 3, 2007 was $1.5 million. During the one-month period ended February 3, 2007, the total intrinsic value of nonvested stock awards/units that vested was $2.8 million. The excess tax benefit realized for the tax deductions from these vested shares one-month period ended February 3, 2007 was $0.5 million and has been included in cash flows from financing activities. The total intrinsic value of nonvested stock awards/units outstanding and unvested at February 3, 2007 was $54.7 million. The compensation expense included in SG&A recognized during January 2007 was $1.0 million, before the recognized income tax benefit of $0.4 million. As of February 3, 2007, there was approximately $37.4 million of total unrecognized

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Stock-Based Compensation (Continued)

compensation cost, net of estimated forfeitures, related to nonvested stock awards/units. This cost is expected to be recognized over a weighted-average period of 3.8 years.

        The weighted-average grant-date fair value of nonvested stock awards/units granted during the fiscal year ended February 2, 2008 was $44.55. The total fair value at grant date of previously nonvested stock awards/units that were vested during fiscal 2008, 2006 and 2005 was $6.0 million, $1.0 million and $0.8 million, respectively. During fiscal 2008, 2006 and 2005, the total intrinsic value of nonvested stock awards/units that vested was $11.9 million, $2.9 million and $1.5 million, respectively. The excess tax benefit realized for the tax deductions from these vested shares for fiscal 2008 was $2.2 million and has been included in cash flows from financing activities for the year ended February 2, 2008. The excess tax shortfall of $0.1 million was included in cash flows from operating activities for the year ended February 2, 2008. The total intrinsic value of nonvested stock awards/units outstanding and unvested at February 2, 2008 was $64.7 million. The compensation expense included in SG&A recognized during fiscal 2008 was $13.3 million, before the recognized income tax benefit of $5.3 million. As of February 2, 2008, there was approximately $46.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock awards/units. This cost is expected to be recognized over a weighted-average period of 2.2 years.

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

        During the fiscal years ended February 2, 2008, December 31, 2006, and December 31, 2005, 54,243, 54,846 and 73,288 shares of the Company's common stock were issued pursuant to the ESPP at an average price of $33.18, $16.55 and $7.17 per share, respectively.

        The fair value of stock compensation expense associated with our ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model and the following weighted-average assumptions for grants during fiscal years 2008, 2006 and 2005 and one-month period ended February 3, 2007.

Valuation Assumptions	Year ended Feb. 2, 2008	One month ended Feb. 3, 2007	Year ended Dec. 31, 2006	Year ended Dec. 31, 2005
Risk-free interest rate	4.60%	4.77%	4.77%	3.14%
Expected stock price volatility	48.5%	43.0%	43.0%	51.0%
Expected dividend yield	0.65%	—	—	—
Expected life of ESPP options (in months)	3	3	3	3

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Stock-Based Compensation (Continued)

        The weighted-average grant-date fair value of ESPP options granted during the one-month period ended February 3, 2007 was $7.15.

        The weighted-average grant-date fair value of ESPP options granted during fiscal 2008, 2006 and 2005 was $11.44, $7.15 and $4.86, respectively.

(18) Share Repurchase Program

        In March 2008, the Company's Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company's common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.

(19) Acquisition of Focus Europe S.r.l. ("Focus")

        Effective December 31, 2006, Guess?, Inc., through its wholly-owned subsidiary, GUESS? Europe, B.V. ("Purchaser"), completed the acquisition of 75% of the equity interest of Focus Europe S.r.l. ("Focus") from Focus Pull S.p.A. ("Seller"). The Focus agreement also provided for the acquisition of 75% of the equity interest of Focus Spain S.A. ("Focus Spain").

        Since 1997, the Company has licensed to Focus the right to manufacture, distribute and retail "GUESS by MARCIANO" contemporary apparel for women and men in Europe, the Middle East and Asia. The acquisition of the licensee is expected to further accelerate the Company's expansion in Europe.

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

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Acquisition of Focus Europe S.r.l. ("Focus") (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Focus and Focus Spain (in thousands):

Current assets	$33,159
Property and equipment, net	2,168
Goodwill	5,092
Intangible assets	8,740

Total assets acquired	49,159
Current liabilities	(19,813)
Deferred tax liabilities	(4,547)
Minority interest	(4,476)

Net assets acquired, excluding cash of $5.4 million	$20,323

        The $8.7 million of acquired intangible assets primarily represents the acquisition value of the pre-existing Focus license arrangement and lease acquisition costs, both of which are subject to amortization. The intangible assets acquired from Focus have a weighted-average useful life of approximately four years. The remaining annual amortization expense for the Focus acquired intangible assets is estimated to be approximately $2.2 million each year for fiscal 2009 through fiscal 2011 and is recorded as an expense in the European operations segment. Goodwill associated with this acquisition is recorded in the European operations segment and is non-deductible for tax purposes.

(20) Foreign Currency Derivative Financial Instruments

        The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts and swaps to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules as required by SFAS 133 for certain of these hedges. The Company's objective is to hedge the variability in forecasted cash flow due to the foreign currency risk (USD/Canadian exchange rate) associated with certain anticipated inventory purchases on a first dollar basis for specific months.

        During the year ended February 2, 2008, the Company purchased U.S. dollar forward contracts in Canada totaling US$52.0 million to hedge forecasted merchandise purchases that were designated as cash-flow hedges. As of February 2, 2008, approximately US$27.0 million were outstanding and are expected to mature over the next eleven months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders' equity, and are recognized in cost of goods sold in the period which approximates the time the hedged merchandise inventory is sold.

        An unrealized loss of approximately US$1.5 million, net of tax, primarily relating to contracts that have already matured, has been recorded in accumulated other comprehensive income at February 2, 2008 and will be recognized as a charge to cost of goods sold on a pre-tax basis over the next five months. At February 2, 2008, the unrealized gain of the remaining open forward contracts recorded on the balance sheet was approximately US$0.1 million. The ineffectiveness was immaterial during the year ended February 2, 2008 and it was recorded to earnings.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) Foreign Currency Derivative Financial Instruments (Continued)

        The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

Year Ended Feb. 2, 2008
Beginning Balance	$—
Losses from changes in cash flow hedges	(2,439)
Losses reclassified to income	964

Ending Balance	$(1,475)

        Also, the Company has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense. For the year ended February 2, 2008, the Company recorded losses for the Canadian and Euro foreign currency contracts of US$1.9 million and US$5.5 million, respectively, which have been included in other income and expense. At February 2, 2008, the Company had Canadian dollar foreign currency contracts to purchase US$26.0 million, expected to mature over the next eleven months and Euro foreign currency contracts to purchase US$87.6 million, expected to mature over the next nine months. At February 3, 2007, the Company had Canadian dollar foreign currency contracts to purchase US$2.0 million and Euro foreign currency contracts to purchase US$43.0 million. Net unrealized losses on these Canadian and Euro forward contracts were $3.3 million (primarily related to our Euro forward contracts), $1.4 million, $0.1 million and $0.4 million for the fiscal years ended February 2, 2008, December 31, 2006 and December 31, 2005 and the one-month period ended February 3, 2007, respectively, and were recorded in current liabilities on the consolidated balance sheet.

(21) Acquisition of BARN S.r.l. ("BARN")

        Effective January 16, 2008, the Company, through a subsidiary, acquired 100% of the capital stock of BARN for a purchase price of approximately €5.0 million ($7.4 million), subject to certain purchase price adjustments which are expected to be finalized as part of the pending audit of the acquired balance sheet.

        In 2003, the Company licensed to BARN the right to manufacture and distribute children's clothing in certain territories of Europe for a term of three years. The license agreement was amended as of June 19, 2006 to, among other things, extend the term until December 31, 2009. The acquisition of the licensee increases the assortment of apparel products under direct management of the Company and is expected to add to the Company's expansion plans in Europe.

        The assets and liabilities included in the acquired entity at closing comprised inventory, trade receivables, payables, debt and certain long term assets used to operate the business including leasehold interests related to four GUESS KIDS stores.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) Acquisition of BARN S.r.l. ("BARN") (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of BARN. These amounts are considered preliminary as the Company is still in the process of finalizing the valuations, and hence, these amounts are subject to change (in thousands):

Current assets	$14,077
Property and equipment, net	984
Goodwill	3,583
Intangible assets	4,968

Total assets acquired	23,612
Current liabilities	(14,378)
Long-term debt	(578)
Deferred tax liabilities	(1,432)

Net assets acquired, excluding cash of $0.3 million	7,224

        The $5.0 million of acquired intangible assets primarily represents the acquisition value of the pre-existing BARN license arrangement and lease acquisition costs, both of which are subject to amortization. The license reacquired from BARN has a weighted-average useful life of approximately 2.3 years. The license, which represents the largest intangible asset class, has a useful life of two years. The total annual amortization of all intangible assets (excluding goodwill) over the next two years is approximately $2.7 million and $1.7 million for fiscal 2009 and 2010, respectively. Goodwill associated with this acquisition is recorded in the European operations segment and is non-deductible for tax purposes.

(22) Subsequent Events

        On March 19, 2008, the Company announced a regular quarterly cash dividend of $0.08 per share on the Company's common stock. The dividend will be payable on April 18, 2008 to shareholders of record at the close of business on April 2, 2008.

SCHEDULE II
GUESS?, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended February 2, 2008, February 3, 2007, December 31, 2006 and December 31, 2005
(in thousands)

	Balance at beginning of period	Costs charged / credited to expenses	Deductions and write-offs	Balance at end of period
Description
As of February 2, 2008
Allowance for accounts receivable	$12,653	$36,049	$(34,757)	$13,945
Allowance for royalties receivable	276	49	—	325
Allowance for sales returns	4,806	27,793	(25,116)	7,483
As of February 3, 2007
Allowance for accounts receivable	$11,481	$2,949	$(1,777)	$12,653
Allowance for royalties receivable	284	(8)	—	276
Allowance for sales returns	6,465	8,798	(10,457)	4,806
As of December 31, 2006
Allowance for accounts receivable	$9,123	$25,636	$(23,278)	$11,481
Allowance for royalties receivable	650	(366)	—	284
Allowance for sales returns	2,737	16,080	(12,352)	6,465
As of December 31, 2005
Allowance for accounts receivable	$8,206	$25,883	$(24,966)	$9,123
Allowance for royalties receivable	709	(59)	—	650
Allowance for sales returns	472	6,208	(3,943)	2,737

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:	/s/ PAUL MARCIANO Paul Marciano Chief Executive Officer and Vice Chairman of the Board
Date: April 1, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL MARCIANO Paul Marciano	Chief Executive Officer, Vice Chairman of the Board and Director (Principal Executive Officer)	April 1, 2008
/s/ MAURICE MARCIANO Maurice Marciano	Chairman of the Board and Director	April 1, 2008
/s/ CARLOS ALBERINI Carlos Alberini	President, Chief Operating Officer and Director	April 1, 2008
/s/ DENNIS R. SECOR Dennis R. Secor	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	April 1, 2008
/s/ JUDITH BLUMENTHAL Judith Blumenthal	Director	April 1, 2008
/s/ ANTHONY CHIDONI Anthony Chidoni	Director	April 1, 2008
/s/ KAY ISAACSON-LEIBOWITZ Kay Isaacson-Leibowitz	Director	April 1, 2008
/s/ ALICE KANE Alice Kane	Director	April 1, 2008
/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Director	April 1, 2008

Exhibit Index

Exhibit Number	Description
3.1.	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant's Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.1.	1996 Equity Incentive Plan (incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
†*10.2.	First Amendment to the 1996 Equity Incentive Plan.
*10.3.	2004 Equity Incentive Plan (incorporated by reference from Appendix A to the Registrant's Definitive Proxy Statement on Form 14A filed April 14, 2004).
*10.4.	First Amendment to the 2004 Equity Incentive Plan (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2006).
*10.5.	Second Amendment to the 2004 Equity Incentive Plan (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 3, 2007).
†*10.6.	Third Amendment to the 2004 Equity Incentive Plan.
*10.7.	2006 Non-Employee Directors' Stock Grant and Stock Option Plan (As Amended and Restated Effective September 28, 2007) (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 3, 2007).
†*10.8.	First Amendment to the 2006 Non-Employee Directors' Stock Grant and Stock Option Plan (As Amended and Restated Effective September 28, 2007).
*10.9.	Annual Incentive Bonus Plan (As Amended and Restated January 18, 2007) (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
*10.10.	2002 Employee Stock Purchase Plan (incorporated by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 333-81274) filed on January 23, 2002).
†*10.11.	First Amendment to the 2002 Employee Stock Purchase Plan.
*10.12.	Executive Employment Agreement dated January 1, 2007 between the Registrant and Maurice Marciano (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
*10.13.	Executive Employment Agreement dated January 1, 2007 between the Registrant and Paul Marciano (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
*10.14.	Executive Employment Agreement dated August 6, 2007 between the Registrant and Carlos Alberini (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 4, 2007).
*10.15.	Employment Letter Agreement dated August 16, 2002 between the Registrant and Nancy Shachtman (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
*10.16.	Employment Agreement between the Registrant and Stephen Pearson, effective as of January 31, 2006 (incorporated by reference from the Registrant's Current Report on Form 8-K filed February 13, 2006).
†*10.17.	Separation Agreement and General Release of All Claims between the Registrant and Stephen Pearson, dated as of January 30, 2008.
*10.18.	Employment Letter Agreement dated February 20, 2004 between the Registrant and Michael Relich (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).

*10.19.	Employment Letter Agreement dated June 8, 2006 between the Registrant and Dennis Secor (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).
*10.20.	Written Description of Performance-Based Bonus Criteria for Paul Marciano (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
*10.21.	Written Description of Performance-Based Cash and Equity Award Criteria for Named Executive Officers with Respect to the Registrant's Fiscal Year Ending December 31, 2006 (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
*10.22.	Written Description of Performance-Based Cash and Equity Award Criteria for Named Executive Officers with Respect to the Registrant's Fiscal Year Ending February 2, 2008 (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 2007).
*10.23.	Restricted Stock Agreement dated as of January 1, 2007 between the Registrant and Paul Marciano (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
*10.24.	Restricted Stock Agreement dated as of August 6, 2007 between the Registrant and Carlos Alberini (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 4, 2007).
*10.25.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant's Current Report on Form 8-K filed May 16, 2005).
*10.26.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant's Current Report on Form 8-K filed May 16, 2005).
*10.27.	Indemnification Agreements between the Registrant and certain executives and directors (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
*10.28.	Nonqualified Deferred Compensation Plan (incorporated by reference from the Registrant's Registration Statement on Form S-8 (Registration No. 333-129349) filed on November 1, 2005).
*10.29.	Supplemental Executive Retirement Plan (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
10.30.	Lease Agreement between the Registrant and Robert Pattillo Properties, Inc. (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.31.	Lease Agreement between the Registrant and MAP Properties, Ltd. (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
10.32.	Licensing Contribution Agreement dated as of April 28, 2003, by and between Guess? Licensing, Inc. and Guess? IP Holder L.P. (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).
10.33.	Guess? License Agreement dated as of April 28, 2003, by and between Guess? IP Holder L.P. and the Registrant (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).
10.34.	Purchase Agreement among the Registrant, Guess Italia S.r.l., Fingen S.p.A. and Fingen Apparel N.V. dated December 31, 2004 (incorporated by reference from the Registrant's Current Report on Form 8-K filed January 5, 2005).
10.35.	Credit Agreement by and among the Registrant and Guess? Canada Corporation, as Borrowers, lenders from time to time party thereto, Bank of America, N.A., as Domestic Administrative Agent and Domestic L/C Issuer, and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent and Canadian L/C Issuer, dated as of September 19, 2006 ("Credit Agreement") (incorporated by reference from the Registrant's Current Report on Form 8-K filed September 25, 2006).

10.36.	Amendment No. 1 to Credit Agreement, dated as of March 29, 2007 (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 2007).
10.37.	Amendment No. 2 to Credit Agreement, dated as of July 5, 2007 (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 4, 2007).
†21.1.	List of Subsidiaries.
†23.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†23.2.	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.3.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.3.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management Contract or Compensatory Plan

†
Filed herewith

QuickLinks

DOCUMENTS INCOPORATED BY REFERENCE
TABLE OF CONTENTS
IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
RECENT EVENTS
PART I
  ITEM 1. Business.
  ITEM 1A. Risk Factors.
  ITEM 1B. Unresolved Staff Comments.
  ITEM 2. Properties.
  ITEM 3. Legal Proceedings.
  ITEM 4. Submission of Matters to a Vote of Security Holders.
PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  ITEM 6. Selected Financial Data.
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
  ITEM 8. Financial Statements and Supplementary Data.
  ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  ITEM 9A. Controls and Procedures.
  ITEM 9B. Other Information.
PART III
  ITEM 10. Directors, Executive Officers and Corporate Governance.
  ITEM 11. Executive Compensation.
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
  ITEM 14. Principal Accountant Fees and Services.
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules.
Guess?, Inc. Form 10-K
Index to Consolidated Financial Statements and Financial Statement Schedule
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GUESS?, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
GUESS?, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)
GUESS?, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
SCHEDULE II GUESS?, INC. & SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS Years ended February 2, 2008, February 3, 2007, December 31, 2006 and December 31, 2005 (in thousands)
SIGNATURES
Exhibit Index