Form 10-Q
period 2008-05-03
GUESS INC
filed 2008-06-12
CIK 912463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended May 3, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of  June 5, 2008, the registrant had 94,984,687 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q
TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 3, 2008	Feb. 2, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$260,390	$275,595
Accounts receivable, net	315,598	254,400
Inventories	202,804	232,159
Prepaid expenses and other current assets	26,273	31,411
Deferred tax assets	20,494	21,174
Total current assets	825,559	814,739
Property and equipment, net	237,193	229,917
Goodwill	30,534	29,431
Other intangible assets, net	22,519	23,708
Long-term deferred tax assets	56,804	57,726
Other assets	36,962	30,707
	$1,209,571	$1,186,228

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of borrowings and capital lease obligations	$47,562	$35,254
Accounts payable	156,984	210,258
Accrued expenses	146,728	142,779
Total current liabilities	351,274	388,291
Borrowings and capital lease obligations	18,453	18,724
Long-term deferred rent and lease incentives	43,629	40,036
Long-term deferred royalties	24,696	27,062
Other long-term liabilities	51,970	49,152
	490,022	523,265

Minority interests	7,511	5,989

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 135,682,422 and 135,051,396 shares, outstanding 94,984,177 and 94,337,674 shares, at May 3, 2008 and February 2, 2008, respectively	950	943
Paid-in capital	263,047	255,486
Retained earnings	583,108	542,856
Accumulated other comprehensive income	16,715	9,529
Treasury stock, 40,698,245 and 40,713,722 shares at May 3, 2008 and February 2, 2008, respectively	(151,782)	(151,840)
Total stockholders’ equity	712,038	656,974
	$1,209,571	$1,186,228

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Three Months Ended
	May 3, 2008	May 5, 2007
Net revenue:
Product sales	$465,735	$357,643
Net royalties	23,485	20,306
	489,220	377,949
Cost of product sales	267,981	210,367
Gross profit	221,239	167,582

Selling, general and administrative expenses	145,314	109,648
Earnings from operations	75,925	57,934

Other (income) expense:
Interest expense	1,025	924
Interest income	(1,533)	(1,712)
Other, net	908	891
	400	103

Earnings before income tax expense and minority interests	75,525	57,831

Income tax expense	27,189	22,363
Minority interests expense (income)	535	(59)

Net earnings	$47,801	$35,527

Earnings per share:
Basic	$0.51	$0.39
Diluted	$0.51	$0.38

Dividends declared per share	$0.08	$0.06

Weighted average shares outstanding:
Basic	92,950	91,886
Diluted	94,039	93,240

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended
	May 3, 2008	May 5, 2007

Cash flows from operating activities:
Net earnings	$47,801	$35,527
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization of property and equipment	11,986	11,373
Amortization of intangible assets	1,827	1,329
Share-based compensation expense	5,259	3,975
Net loss on disposition of long-term assets and property and equipment	1,356	405
Other items, net	2,578	4,751
Minority interests	535	(59)
Changes in operating assets and liabilities:
Accounts receivable	(61,198)	(63,724)
Inventories	29,355	9,168
Prepaid expenses and other assets	1,297	(6,070)
Accounts payable and accrued expenses	(44,149)	(8,549)
Long-term deferred rent and lease incentives	2,002	1,640
Deferred royalties	(2,366)	(2,066)
Other long-term liabilities	3,485	943
Net cash used in operating activities	(232)	(11,357)
Cash flows from investing activities:
Purchases of property and equipment	(20,327)	(21,454)
Purchases of long-term investments	(3,509)	(3,413)
Net cash used in investing activities	(23,836)	(24,867)
Cash flows from financing activities:
Certain short-term borrowings, net	13,254	16,856
Proceeds from borrowings	635	895
Repayment of borrowings and capital lease obligation	(1,852)	(548)
Dividends paid	(7,549)	(5,593)
Minority interest capital contributions	648	—
Issuance of common stock net of nonvested award repurchases	(1,303)	1,467
Excess tax benefits from share-based compensation	3,793	3,363
Net cash provided by financing activities	7,626	16,440
Effect of exchange rates on cash and cash equivalents	1,237	1,563
Net decrease in cash and cash equivalents	(15,205)	(18,221)
Cash and cash equivalents at beginning of period	275,595	207,617
Cash and cash equivalents at end of period	$260,390	$189,396

Supplemental cash flow data:
Interest paid	$909	$382
Income taxes paid	4,341	18,007

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 3, 2008

(unaudited)

(1)                                 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of May 3, 2008 and February 2, 2008, and the condensed consolidated statements of income and condensed consolidated statements of cash flows for the three months ended May 3, 2008 and May 5, 2007. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended May 3, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 2, 2008. The Company has made certain reclassifications to the prior year’s consolidated financial statements to conform to classifications in the current year. These reclassifications had no impact on previously reported results of operations.

The three months ended May 3, 2008 had the same number of days as the three months ended May 5, 2007.

(2)                                 Earnings Per Share and Stockholders’ Equity

Basic earnings per share represent net earnings divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represent net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period using the treasury stock method.

Weighted-average common shares outstanding (in thousands):

	Three Months Ended
	May 3, 2008	May 5, 2007
Weighted average shares used in basic computations	92,950	91,886
Dilutive equity awards	1,089	1,354
Weighted average shares used in diluted computations	94,039	93,240

For the three months ended May 3, 2008 and May 5, 2007, options for 747,420 and 327,464, respectively, of the Company’s shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

The Company also excluded 1,087,000 nonvested stock awards granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to certain performance-based annual vesting conditions which had not been achieved by the end of the three months ended May 3, 2008. Assuming the current fiscal year’s annual performance criteria had been achieved as of the three months ended May 3, 2008, the incremental dilutive impact would have been approximately 47,303 shares.

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock (the “2008 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. No share repurchases have been made under the 2008 Share Repurchase Program.

(3)                                 Comprehensive Income

Comprehensive income consists of net earnings, Supplemental Executive Retirement Plan (“SERP”) related prior service cost and valuation loss amortization, unrealized gains or losses on investments available for sale, foreign currency translation adjustments and the effective portion of the change in the fair value of cash flow hedges.

A reconciliation of comprehensive income for the three months ended May 3, 2008 and May 5, 2007 is as follows (in thousands):

	Three Months Ended
	May 3, 2008	May 5, 2007
Net earnings	$47,801	$35,527
Foreign currency translation adjustment	5,466	9,131
Unrealized gain (loss) on hedges, net of tax effect	1,329	(560)
Unrealized gain (loss) on investments, net of tax effect	(36)	39
SERP prior service cost and actuarial valuation loss amortization, net of tax effect	427	358
Comprehensive income	$54,987	$44,495

(4)                                 Accounts Receivable

Accounts receivable consists of trade receivables primarily relating to the Company’s wholesale businesses in Europe, North America and Asia. The Company provided for allowances relating to these receivables of $21.7 million and $20.3 million, at May 3, 2008 and February 2, 2008, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations, for which the Company recorded an allowance for doubtful accounts of $0.3 million both at May 3, 2008 and February 2, 2008. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)                                 Inventories

Inventories consist of the following (in thousands):

	May 3, 2008	Feb. 2, 2008
Raw materials	$9,579	$6,506
Work in progress	4,826	5,596
Finished goods — Europe	48,006	87,459
Finished goods — Retail	99,365	92,965
Finished goods — Wholesale	41,028	39,633
	$202,804	$232,159

As of May 3, 2008 and February 2, 2008, inventories had been written down to the lower of cost or market by $23.2 million and $21.2 million, respectively.

(6)                                 Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company’s effective income tax rate decreased 270 basis points to 36.0% for the quarter ended May 3, 2008 compared to 38.7% in the prior year quarter primarily due to higher earnings in lower tax jurisdictions.

(7)                                 Segment Information

The business segments of the Company are retail, wholesale, European and licensing. Management evaluates segment performance based primarily on revenues and earnings from operations.  Corporate overhead, global advertising and marketing expenditures, interest income and interest expense and other income and expense are evaluated on a consolidated basis and are not allocated to the Company’s business segments.

Net revenue and earnings from operations are summarized as follows for the three months ended May 3, 2008 and May 5, 2007 (in thousands):

	Three Months Ended
	May 3, 2008	May 5, 2007
Net revenue:
Retail operations	$211,937	$179,529
Wholesale operations	75,134	59,195
European operations	178,664	118,919
Licensing operations	23,485	20,306
	$489,220	$377,949

Earnings (loss) from operations:
Retail operations	$22,844	$19,892
Wholesale operations	12,554	10,701
European operations	39,961	27,717
Licensing operations	20,247	17,357
Corporate overhead	(19,681)	(17,733)
	$75,925	$57,934

Due to the seasonal nature of these business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(8)                                 Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	May. 3, 2008	Feb. 2, 2008
Short-term borrowings with European banks	$45,389	$32,742
European capital lease, maturing quarterly through 2016	20,626	20,422
Other loans	—	814
	66,015	53,978
Less current installments	47,562	35,254
Long-term borrowings and capital lease obligations	$18,453	$18,724

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. At May 3, 2008, the Company had $12.2 million in outstanding standby letters of credit, $24.2 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $237.4 million, limited primarily by accounts receivable balances at the time of borrowing, except for one borrowing agreement which is partially secured by a $15.0 million standby letter of credit issued under the Company’s Credit Facility. Based on the applicable accounts receivable balances at May 3, 2008, the Company could have borrowed up to approximately $219.0 million under these agreements. However, the Company’s ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At May 3, 2008, the Company had $45.4 million of outstanding borrowings and $4.5 million in outstanding documentary letters of credit under these agreements. The agreements are denominated in Euros, have no financial ratio covenants and provide for annual interest rates ranging from 4.3% to 6.1%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings.

The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs which were completed in 2006. At May 3, 2008, the capital lease obligation was $20.6 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument resulting in a fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of May 3, 2008 was approximately $0.7 million.

From time-to-time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

(9)                                 Share-Based Compensation

The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three months ended May 3, 2008 and May 5, 2007 (in thousands):

	Three Months Ended
	May 3, 2008	May 5, 2007
Stock options	$1,266	$1,314
Nonvested stock awards/units	3,829	2,580
Employee Stock Purchase Plan	164	81
Total share-based compensation expense	$5,259	$3,975

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $12.2 million and $56.5 million, respectively, as of May 3, 2008. This cost is expected to be recognized over a weighted-average period of 2.3 years. The weighted average fair values of stock options at their grant date during the three months ended May 3, 2008 and May 5, 2007 were $16.49 and $19.85, respectively.

On April 3, 2008, the Company made an annual grant of 337,080 stock options and 300,080 nonvested stock awards/units to its employees. On May 1, 2008, the Company granted 167,000 nonvested stock awards to certain employees which are subject to certain annual performance-based vesting conditions over a five year period.

(10)                          Related Party Transactions

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

Leases

The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect at May 3, 2008, with expiration dates in July 2008, February 2009 and December 2014. The lease which was scheduled to expire in July 2008 has been subsequently amended to provide, among other changes, for an additional ten year term through July 2018. See Note 16, Subsequent Events.

Aggregate rent expense under these related party leases was $0.9 million for both the three months ended May 3, 2008 and May 5, 2007. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements

The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through an independent third party management company contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management company, the Company has chartered and may from time-to-time continue to charter aircraft owned by MPM Financial at a discount from the third party management company’s preferred customer hourly charter rates. The total fees paid under these arrangements for the three months ended May 3, 2008 and May 5, 2007 were approximately $0.2 million and $0.1 million, respectively.

These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Form 10-K for the year ended February 2, 2008.

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

Incentive Bonuses

Certain officers and key employees of the Company are entitled to annual incentive bonuses, primarily based on net earnings of the Company or earnings of the particular operations impacted by these key employees. In addition to such annual incentive opportunities, Paul Marciano, Chief Executive Officer and Vice Chairman of the Company, shall be entitled to receive a $3.5 million special cash bonus in the event that a pre-established licensing performance target is achieved in calendar year 2008 and the Company receives a fixed cash rights payment of $35.0 million due in January 2012 from one of its licensees. The Company will accrue through January 2012 an expense of $3.5 million with respect to this special bonus, plus applicable payroll taxes.

Litigation

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian subsidiary, Maco Apparel S.p.A. (“Maco”), in Florence, Italy, acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004 and 2005 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The Custom Authorities have filed several claims which are heard independently within various sections of the Florence Provincial Tax Commission. Each claim represents a portion of the period under review. The first hearings with the Florence Provincial Tax Commission commenced on October 29, 2007. Judgments for a number of the claims have been received that were favorable to the Company on certain aspects of the claims and unfavorable on other aspects of the claims. The Company will appeal the unfavorable aspects of the judgments. The Company has concluded that the amount of any possible loss would not be material to the Company’s consolidated earnings before income taxes and that the likelihood of incurring a loss is less than probable. Accordingly, no liability related to this matter has been accrued.

The Company is also involved in various employment-related claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. No material amounts were accrued as of May 3, 2008 related to any of the Company’s legal proceedings.

(12)                          Supplemental Executive Retirement Plan

The components of net periodic pension cost for the three months ended May 3, 2008 and May 5, 2007 were as follows (in thousands):

	Three Months Ended
	May 3, 2008	May 5, 2007
Service cost	$61	$53
Interest cost	579	431
Net amortization of unrecognized prior service cost	436	436
Net amortization of actuarial losses	232	145
Net periodic defined benefit pension cost	$1,308	$1,065

As a non-qualified pension plan, no funding of the SERP is required. However, the Company expects to make annual payments into an insurance policy held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender value of the insurance policy was $13.6 million as of May 3, 2008 and is included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust.

(13)                          Fair Value Measurements

The Company adopted SFAS No. 157 (“SFAS 157”), “Fair Value Measurement,” as of February 3, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data.

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of May 3, 2008 (in thousands):

Recurring Fair Value Measures	Fair Value Measurements at May 3, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$1,022	$—	$1,022
Interest rate swap	—	742	—	742
Securities available for sale	846	—	—	846
Total	$846	$1,764	$—	$2,610
Liabilities:
Foreign exchange currency contracts	$—	$4,374	$—	$4,374
Deferred compensation obligations	—	10,806	—	10,806
Total	$—	$15,180	$—	$15,180

The fair values of the Company’s available-for-sale securities are based on quoted prices. Fair value of the interest rate swap is based upon inputs corroborated by observable market data. The foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of inventory transactions by non-U.S. subsidiaries. The fair values of the Company’s foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. Deferred compensation obligations to employees are adjusted based on changes in the fair value of the underlying employee-directed investments. Fair value of these obligations is based upon inputs corroborated by observable market data.

(14)                          Foreign Currency Derivative Financial Instruments

The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts and swaps to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules as required by SFAS 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” for certain of these hedges. The Company’s objective is to hedge the variability in forecasted cash flow due to the foreign currency risk (USD/Canadian exchange rate or USD/European exchange rate) associated with certain anticipated inventory purchases on a first dollar basis for specific months.

Forward Contracts Designated as Cash Flow Hedges

During the three months ended May 3, 2008, the Company purchased U.S. dollar forward contracts in Europe totaling US$5.0 million to hedge forecasted merchandise purchases that were designated as cash-flow hedges at May 3, 2008. As of May 3, 2008, the Company had forward contracts outstanding for its European and Canadian operations of US$5.0 million and US$19.0 million, respectively, that are expected to mature over the next nine months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, and are recognized in cost of goods sold in the period which approximates the time the hedged merchandise inventory is sold.

As of May 3, 2008, accumulated other comprehensive income included an unrealized loss of approximately US$0.1 million, net of tax, that will be recognized as a charge to cost of goods sold over the following thirteen months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At May 3, 2008, the unrealized net gain of the remaining open forward contracts recorded on the balance sheet was approximately US$0.4 million. The ineffectiveness was immaterial during the three months ended May 3, 2008 and was recorded in net earnings.

At February 2, 2008, the Company had Canadian dollar forward contracts designated as cash flow hedges to purchase US$27.0 million with an unrealized gain recorded on the balance sheet of approximately US$0.1 million.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

Three Months Ended May 3, 2008
Beginning balance (loss)	$(1,475)
Net gains from changes in cash flow hedges	192
Losses reclassified to income	1,137
Ending balance (loss)	$(146)

Foreign Currency Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes.  Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.  For the three months ended May 3, 2008, the Company recorded a loss of US$3.1 million for the Canadian and Euro foreign currency contracts, which has been included in other income and expense.  At May 3, 2008, the Company had Canadian dollar foreign currency contracts to purchase US$29.5 million expected to mature over the next eight months and Euro foreign currency contracts to purchase US$56.5 million expected to mature over the next seven months.  At May 3, 2008, the net unrealized losses of these Canadian and Euro forward contracts recorded on the balance sheet were approximately US$3.7 million, primarily relating to the Euro forward contracts.

At February 2, 2008, the Company had Canadian dollar currency exchange contracts not designated as cash flow hedges to purchase US$26.0 million and Euro currency exchange contracts to purchase US$87.6 million.  At February 2, 2008, the unrealized losses of these Canadian and Euro forward contracts were approximately US$3.3 million, primarily relating to the Euro forward contracts.

(15)                          New Accounting Standards

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP SFAS 157-1 and FSP SFAS 157-2. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 will delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP SFAS 157-2. The Company adopted SFAS 157 effective February 3, 2008 for all financial assets and liabilities as required. Refer to Note 13, Fair Value Measurements, for additional information. The adoption did not have a material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities an opportunity to mitigate volatility in reported earnings that is caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was effective for the Company beginning on February 3, 2008. SFAS 159 allows the Company to elect the fair value option on an instrument by instrument basis. SFAS 159 did not have an impact on the Company’s consolidated results of operations or financial condition as the Company did not elect to adopt the fair value option for any of its financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which replaces FASB Statement 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s consolidated financial statements relating to potential future acquisitions.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Accounting for Noncontrolling Interests,” which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on its disclosures in the Company’s consolidated financial statements.

(16)                          Subsequent Events

On June 3, 2008, the Company announced a regular quarterly cash dividend of $0.08 per share on the Company’s common stock. The cash dividend will be payable on July 3, 2008 to shareholders of record at the close of business on June 18, 2008.

On June 10, 2008, the Company entered into a First Amendment to Lease with respect to the Company’s corporate headquarters in Los Angeles, California (the “First Amendment”) with 1444 Partners, Ltd. (“1444 Partners”), an entity owned by trusts and other affiliates for the benefit of Maurice Marciano, the Company’s Chairman of the Board, Paul Marciano, the Company’s Chief Executive Officer and Vice Chairman, and certain of their family members.  The corporate headquarters consist of approximately 355,000 square feet and serve primarily as the Company’s principal executive and administrative offices, design facilities, sales offices and warehouse facilities.

The First Amendment amends the original lease agreement dated July 29, 1992 between the Company and 1444 Partners which provided for a 16 year term expiring July 29, 2008 (the “Original Lease”).  The First Amendment provides for a ten year lease renewal term, ending July 31, 2018, with an additional five year renewal option to July 31, 2023 at the Company’s sole discretion.  The First Amendment provides for a triple net lease with annual rent in the amount of $2,852,664 for the first lease year of the renewal term (which amount is approximately 5.6% lower than the most recent annual rent under the terms of the Original Lease), subject to an increase each year equal to the lesser of the increase of a specified consumer price index or four percent (which amount is lower than the five percent maximum annual adjustment provided for under the Original Lease).  In the event the renewal option is exercised by the Company, the annual rent will reset in year eleven at the then-prevailing market rate. All other material terms of the Original Lease remain in full force and effect.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

IMPORTANT NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may also be contained in the Company’s other reports filed under the Securities Exchange Act of 1934, as amended, in its press releases and in other documents.  In addition, from time-to-time, the Company through its management may make oral forward-looking statements.  These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, “continue”, and other similar terms and phrases, including references to assumptions.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to the Company’s expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth, e-commerce, business seasonality, industry trends, consumer demands and preferences, competition and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Summary

The business segments of the Company are retail, wholesale, European and licensing operations. Information relating to these segments is summarized in Note 7 to the Condensed Consolidated Financial Statements. The Company believes this segment reporting reflects how its four business segments are managed and each segment’s performance is evaluated. The retail segment includes the Company’s retail operations in North America. The wholesale segment includes the wholesale operations in North America and our Asian operations. The European segment includes both wholesale and retail operations in Europe. The licensing segment includes the worldwide licensing operations of the Company. The business segments operating results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

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

We acquired Focus Europe S.r.l. (“Focus”), our former licensee for GUESS by MARCIANO products in Europe, the Middle East and Asia, in December 2006, and BARN S.r.l. (“Barn”), our former kids licensee in Europe, in January 2008. Both entities are reported in our European segment. G by GUESS is a new retail brand concept that was launched in early fiscal 2008 and is included in our retail segment. Our South Korea business, which we have operated directly since January 2007, and our Greater China business are also relatively new businesses for us and are reported in our wholesale segment.

Unless the context indicates otherwise, when we refer to “we,” “us” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.

The three months ended May 3, 2008 had the same number of days as the three months ended May 5, 2007.

We report NRF calendar comparable store sales on a quarterly basis for our full-price retail and factory outlet stores in the U.S. and Canada.  A store is considered comparable after it has been open for 13 full months. If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store is removed from the comparable store base until it has been opened at its new size, in its new location or under its new concept for 13 full months.

Executive Summary

The Company

The Company generated net earnings of $47.8 million, or diluted earnings of $0.51 per share, for the quarter ended May 3, 2008, compared to net earnings of $35.5 million, or diluted earnings of $0.38 per share, for the quarter ended May 5, 2007.

Total net revenues increased 29.4% to $489.2 million for the quarter ended May 3, 2008, from $377.9 million for the quarter ended May 5, 2007.  All of our business segments contributed to this growth. The European segment was the largest contributor to the revenue growth, delivering 54% of the increase to consolidated revenue. Our retail segment contributed 29% of the revenue increase, resulting from a 7.0% increase in comparable store sales and retail store expansion with the opening of 19 new stores. Our wholesale segment contributed about 14% of the consolidated increase in revenues, as our Asia business continues to develop. Our licensing business contributed the remaining 3% of the Company’s revenue growth.

Gross profit increased 32.0% to $221.2 million for the quarter ended May 3, 2008, compared to $167.6 million for the same period a year ago and gross margin increased 90 basis points to 45.2%. This gross margin expansion was attributable to higher product margins in our European segment, an overall sales mix shift toward our higher margin European business and occupancy leverage in our retail segment partially offset by lower product margins in our retail segment.

Selling, general and administrative (“SG&A”) expenses increased 32.5% to $145.3 million for the quarter ended May 3, 2008 compared to $109.6 million for the quarter ended May 5, 2007.  The majority of the increase in SG&A expenses supported the higher sales volumes in the quarter. The balance of the additional spending was driven by our investments in new businesses and new infrastructure to support our growth opportunities. As a percentage of revenues, SG&A expense increased 70 basis points to 29.7% for the quarter ended May 3, 2008, compared to the prior-year quarter.

Overall, operating profit increased 31.1% to $75.9 million for the quarter ended May 3, 2008, compared to $57.9 million for the same period a year ago and operating margin increased by 20 basis points to 15.5%, driven by the higher gross margin partially offset by the increase in SG&A spending as a percentage of net revenues.

Other expense, net was $0.9 million for both the quarter ended May 3, 2008 and the comparable prior year quarter. This expense relates primarily to net revaluation losses on foreign currency forward contracts as well as other currency related revaluations.

Our effective income tax rate decreased 270 basis points to 36.0% for the quarter ended May 3, 2008 compared to 38.7% in the prior year quarter primarily due to higher earnings in lower tax jurisdictions.

The Company had $260.4 million in cash and cash equivalents as of May 3, 2008, compared to $189.4 million as of May 5, 2007.  Total debt, including capital lease obligations, as of May 3, 2008, was $66.0 million, up $10.7 million from $55.3 million as of May 5, 2007.  The increase in debt was driven primarily by the currency translation impact of changes in foreign exchange rates. Accounts receivable increased by $109.2 million, or 52.9%, to $315.6 million at May 3, 2008, compared to $206.4 million at May 5, 2007. The increase in accounts receivable primarily supported the Company’s international growth, primarily in Europe as well as in South Korea and Greater China.  Currency translation fluctuations accounted for $28.4 million of the increase in accounts receivable. Inventory increased by $38.3 million, or 23.3%, to $202.8 million as of May 3, 2008, compared to $164.5 million as of May 5, 2007.  Approximately $19.2 million of this increase was attributable to new businesses including Barn, our South Korea and Greater China operations, Mexico, and our new G by GUESS store concept. The remaining inventory increase was related to anticipated sales growth in our other European and North American operations. Currency fluctuations resulted in a higher translation impact on the current quarter’s ending inventory of approximately $8.4 million compared to the prior year quarter amount.

Retail

Our retail segment, comprising North American full-priced retail and factory outlet stores and e-commerce, generated net sales of $211.9 million during the quarter ended May 3, 2008, an increase of $32.4 million, or 18.1%, from $179.5 million in the prior year period.  This growth was driven by a comparable store sales increase of 7.0% and a larger store base, which represented a net 11.4% increase in average square footage compared to the quarter ended May 5, 2007. All of our product categories contributed to the revenue growth. Retail earnings from operations increased by $2.9 million to $22.8 million for the quarter ended May 3, 2008, compared to $19.9 million for the quarter ended May 5, 2007.  This increase was primarily driven by higher sales volume and resulting gross profit, which included the impact of lower product margins and increased occupancy costs to support the larger store base. This growth was partially offset by higher selling and administrative expenses to support such higher sales, as well as investments in infrastructure for our G by GUESS and MARCIANO brand concepts, net of lower retail advertising and marketing costs.  Operating margin decreased 30 basis points to 10.8% in the quarter ended May 3, 2008, compared to 11.1% in the quarter ended May 5, 2007.

In the quarter, we opened 19 new stores and closed 1 underperforming store in the U.S. and Canada. At May 3, 2008, we operated 391 stores in the U.S. and Canada, comprised of 187 full-priced retail stores, 98 factory outlet stores, 47 Marciano stores, 21 GUESS? Accessories stores, 37 G by GUESS stores and one footwear store. This compares to 336 stores as of May 5, 2007. We have continued to develop our new store concepts, which includes our MARCIANO branded stores and our G by GUESS stores, and we believe that over time these concepts can grow to become significant chains in North America.

Wholesale

Wholesale segment revenues increased by $15.9 million, or 26.9%, to $75.1 million for the quarter ended May 3, 2008, from $59.2 million for the quarter ended May 5, 2007.  The increase in net revenues was primarily due to expansion of our Asian operations.  Earnings from operations for the wholesale segment improved by $1.9 million, or 17.3%, to $12.6 million for the quarter ended May 3, 2008, from $10.7 million for the prior year period, driven by increased sales and resulting gross profit, partially offset by increased spending on occupancy and infrastructure costs. Operating margin decreased 140 basis points to 16.7% in the quarter ended May 3, 2008, compared to 18.1% for the quarter ended May 5, 2007. The relative growth of our Asia business, where operating margins are lower than our North American wholesale business, was the main driver of the operating margin decrease.

Europe

In Europe, revenues increased by $59.8 million, or 50.2%, to $178.7 million for the quarter ended May 3, 2008, compared to $118.9 million for the quarter ended May 5, 2007.  The majority of the revenue growth was generated by the European wholesale business, driven by continued growth in both our existing accessories and apparel businesses. The current quarter also benefited from growth in Focus and the recent acquisition of Barn.  In addition, at May 3, 2008, we directly operated 40 stores in Europe compared to 25 stores in the prior year quarter.  Earnings from operations from our European segment increased by $12.3 million, or 44.2%, to $40.0 million for the quarter ended May 3, 2008, from $27.7 million for the quarter ended May 5, 2007.  This operating earnings increase was driven by the higher sales and resulting increase to gross profit. This was partially offset by higher operating costs to support the sales growth, new businesses and new infrastructure; and higher advertising and marketing costs. The increase in earnings from operations also benefited from favorable currency translation. Operating margin decreased 90 basis points to 22.4% in the quarter ended May 3, 2008, compared to 23.3% for the quarter ended May 5, 2007 due to the impact of our investment in our new European headquarters as well as the impact of our newer businesses partially offset by the higher gross margins.

Licensing

Our licensing business revenues increased by $3.2 million, or 15.7%, to $23.5 million for the quarter ended May 3, 2008, from $20.3 million for the quarter ended May 5, 2007.  This increase was driven by our licensees’ revenue growth in several product categories, especially watches and footwear.  The increase in net royalties was partially offset by the loss of royalty revenue from Barn, which we now operate directly and is reported in our European segment.  Licensing segment earnings from operations increased $2.9 million, or 16.7%, to $20.2 million for the quarter ended May 3, 2008, from $17.4 million for the quarter ended May 5, 2007. Operating margin increased 70 basis points to 86.2% in the quarter ended May 3, 2008 compared to 85.5% for the quarter ended May 5, 2007.

Outside of the U.S. and Canada, in the quarter ended May 3, 2008, together with our partners, we opened 34 new stores, including ten stores in Europe, 16 stores in Asia and one store in Central America. We ended the first quarter of fiscal 2009 with 607 stores outside of the U.S. and Canada, of which 440 were GUESS? stores, 40 were GUESS by MARCIANO stores and 127 were GUESS? Accessories stores. Of the 607 stores, 63 were operated by the Company and 544 were operated by licensees or distributors. This store count does not include 97 concessions located in South Korea and China because of their smaller store size in relation to our standard international store size.

Corporate Overhead

Corporate overhead increased by $2.0 million, or 11.0%, to $19.7 million in the quarter ended May 3, 2008, from $17.7 million for the quarter ended May 5, 2007.  This increase was primarily due to global advertising and marketing spending and performance-based compensation costs.

RESULTS OF OPERATIONS

Three months ended May 3, 2008 and May 5, 2007.

NET REVENUE.  Net revenue for the quarter ended May 3, 2008 increased by $111.3 million, or 29.4%, to $489.2 million, from $377.9 million for the quarter ended May 5, 2007.  All segments contributed to this revenue growth with double-digit percentage increases.

Net revenue from retail operations increased by $32.4 million, or 18.1%, to $211.9 million for the quarter ended May 3, 2008, from $179.5 million for the quarter ended May 5, 2007.  The increase was driven by a comparable store sales growth of 7.0% and an average of 47 net additional stores during the quarter ended May 3, 2008 resulting in a net 11.4% increase in average square footage compared to the prior year period.  Currency translation fluctuations accounted for $5.6 million of the increase in net revenue relating to our Canadian retail stores.

Net revenue from wholesale operations increased by $15.9 million, or 26.9%, to $75.1 million for the quarter ended May 3, 2008, from $59.2 million for the quarter ended May 5, 2007.  Most of this revenue growth was generated from our expanding Asia operations, primarily in South Korea as well as in Greater China, while revenue from our North American wholesale business remained essentially flat this quarter versus the comparable prior-year period.  Our products were sold in the U.S. in approximately 1,045 doors at the end of the quarter compared to 953 doors at the end of the prior year quarter.  Currency translation fluctuations accounted for $1.1 million of the increase in net revenue relating to our Canadian wholesale business.

Net revenue from European operations increased by $59.8 million, or 50.2%, to $178.7 million for the quarter ended May 3, 2008, from $118.9 million for the quarter ended May 5, 2007.  All of our existing businesses in Europe contributed to this growth, including Barn, which we acquired in January 2008. As of May 3, 2008, the Company directly operated 40 stores in Europe compared to 25 stores as of May 5, 2007. Currency translation fluctuations accounted for $22.6 million of the increase in net revenue relating to our European operations.

Net royalty revenue from licensing operations increased by $3.2 million, or 15.7%, to $23.5 million for the quarter ended May 3, 2008, from $20.3 million for the quarter ended May 5, 2007.  Our accessories and footwear lines of business continue to drive the royalty revenue growth of our licensing segment which was partially offset by the loss of royalties from Barn, which we now operate directly and report as part of our European operations.

GROSS PROFIT. Gross profit increased by $53.6 million, or 32.0%, to $221.2 million for the quarter ended May 3, 2008, from $167.6 million for the quarter ended May 5, 2007.  The increase in gross profit primarily resulted from the following:

•                  Gross profit for the retail segment increased by $10.7 million, or 16.4%, to $75.4 million for the quarter ended May 3, 2008, from $64.7 million in the prior year period, primarily due to higher sales volume and higher average selling prices, partially offset by higher product and occupancy costs.

•                  Gross profit for the wholesale segment increased by $2.9 million, or 12.1%, to $26.5 million for the quarter ended May 3, 2008, from $23.6 million in the prior year period, primarily due to our Asian businesses, partially offset by the impact of higher occupancy costs in Asia to support such growth.

•                  Gross profit for the European segment increased by $37.0 million, or 62.8%, to $95.9 million for the quarter ended May 3, 2008, from $58.9 million in the prior year period. The increase in our European gross profit was primarily attributable to higher sales volume in the existing European operations combined with a higher product gross margin and the acquisition of Barn in January 2008.

•                  Gross profit for the licensing segment increased by $3.2 million, or 15.7%, to $23.5 million for the quarter ended May 3, 2008, from $20.3 million in the prior year period. The licensing gross profit improvement resulted from higher sales of accessory products, especially watches, and footwear by our licensees.

Gross margin (gross profit as a percentage of total net revenues) increased 90 basis points to 45.2% for the quarter ended May 3, 2008, from 44.3% for the quarter ended May 5, 2007.  The increase in gross margin was driven by the higher product margins in our European segment, an overall sales mix shift toward our higher margin European business and occupancy leverage in the retail segment partially offset by lower retail product margins in our retail segment.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $35.7 million, or 32.5%, to $145.3 million for the quarter ended May 3, 2008, from $109.6 million for the quarter ended May 5, 2007.  About $19.6 million of the increase was attributable to higher store selling, merchandising and distribution costs due to the higher sales volumes.  Approximately $12.1 million of the increase was attributable to spending to support new businesses, including Barn, our G by GUESS brand, and Greater China, as well as spending to support our new European headquarters in Lugano, Switzerland.

As a percentage of net revenue, SG&A expense increased to 29.7% for the quarter ended May 3, 2008, compared to 29.0% for the quarter ended May 5, 2007, driven by infrastructure investments and new businesses in Europe, partially offset by corporate overhead leverage, and spending leverage in Asia.

EARNINGS FROM OPERATIONS.  Earnings from operations increased by $18.0 million, or 31.1%, to $75.9 million for the quarter ended May 3, 2008, compared with earnings from operations of $57.9 million for the quarter ended May 5, 2007.

•                  Earnings from operations for the retail segment were $22.8 million for the quarter ended May 3, 2008, compared to $19.9 million for the quarter ended May 5, 2007.  The increase was driven by the higher sales and resulting gross profit which included the impact of lower product margins and increased occupancy costs to support the larger store base. This growth was partially offset by higher selling and administrative expenses to support such higher sales, as well as investments in infrastructure for our G by GUESS and MARCIANO brand concepts, net of lower advertising and marketing costs. Currency translation accounted for $0.9 million of the increase in earnings from operations for our Canadian retail stores.

•                  Earnings from operations for the wholesale segment were $12.6 million for the quarter ended May 3, 2008, compared to $10.7 million for the quarter ended May 5, 2007.  This increase was driven by higher sales in our Asian businesses, and the resulting gross profit, partially offset by additional occupancy and SG&A expenses in Asia due to new retail stores and to build infrastructure in this region and support the increased sales. Currency translation fluctuations accounted for $0.3 million of the increase in earnings from operations for our Canadian wholesale business.

•                  Earnings from operations for the European segment were $40.0 million for the quarter ended May 3, 2008, compared to $27.7 million for the quarter ended May 5, 2007. The increase was primarily due to the higher sales and gross profit resulting from growth in our existing European wholesale businesses and our Company-owned retail business, and our acquisition of Barn, partially offset by higher volume related operating costs and infrastructure investments; and higher advertising and marketing costs in the current quarter.  Currency translation fluctuations accounted for $4.7 million of the increase in earnings from operations for our European operations.

•                  Earnings from operations for the licensing segment were $20.2 million for the quarter ended May 3, 2008, compared to $17.4 million for the quarter ended May 5, 2007.  The improvement was the result of higher revenues generated by our licensees as a result of increased sales of accessories and footwear products.  This increase was partially offset by the loss of royalty revenue from Barn, the former kids licensee, in the period compared to the prior year period.

•                  Unallocated corporate overhead increased to $19.7 million for the quarter ended May 3, 2008, compared to $17.7 million for the quarter ended May 5, 2007. This increase was primarily due to global advertising and marketing spending and performance-based compensation costs.

The increase in gross margin partially offset by higher SG&A spending as a percentage of net revenues resulted in an increase in operating margin of 20 basis points to 15.5% for the quarter ended May 3, 2008 from 15.3% for the prior year quarter.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased slightly to $1.0 million for the quarter ended May 3, 2008, compared to $0.9 million for the quarter ended May 5, 2007. Total debt at May 3, 2008 was $66.0 million, and was comprised of $45.4 million of short-term bank debt from our European operations and $20.6 million of capital lease obligations relating to one of our Italian facilities.  The average debt balance for the quarter ended May 3, 2008 was $61.7 million, versus an average debt balance of $54.1 million for the quarter ended May 5, 2007.  Almost all of the increase was due to currency translation. Interest income decreased to $1.5 million for the quarter ended May 3, 2008, compared to $1.7 million for the quarter ended May 5, 2007, due to lower interest rates on the invested cash, partially offset by higher average invested cash balances.

OTHER EXPENSE, NET. Other expense was $0.9 million for both the quarter ended May 3, 2008 and the quarter ended May 5, 2007.  Other expense in both the quarters ended May 3, 2008 and May 5, 2007 consisted of losses related to changes in foreign exchange rates on forward contracts and other foreign currency transactions, partially offset by favorable changes in value of insurance policy investments.

INCOME TAXES.  Income tax expense for the quarter ended May 3, 2008 was $27.2 million, or a 36.0% effective tax rate, compared to income tax expense of $22.4 million, or a 38.7% effective tax rate, for the quarter ended May 5, 2007.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  The lower tax rate in the current quarter was due to higher earnings in lower tax jurisdictions.

MINORITY INTERESTS.   The minority interest expense of $0.5 million, net of taxes, compared to a minority interest income of $0.1 million in the prior year quarter primarily represents the stronger performance of Focus and our Mexican joint venture, which were profitable during the period.

NET EARNINGS.  Net earnings increased by $12.3 million, or 34.5%, to $47.8 million for the quarter ended May 3, 2008, from $35.5 million for the quarter ended May 5, 2007.  Diluted earnings per share increased to $0.51 per share for the quarter ended May 3, 2008 compared to $0.38 per share for the quarter ended May 5, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We need liquidity primarily to fund our working capital in Europe, the expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our shareholders. During the three months ended May 3, 2008, we relied on trade credit, available cash, short-term borrowings from our European bank facilities, real estate leases, and internally generated funds to finance our operations and expansion.  We anticipate that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and dividend payments to shareholders, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in two diversified municipal money market funds.  The funds, which are both AAA rated, are comprised of high-quality, liquid investments. As of May 3, 2008, we do not have any exposure to auction-rate security investments in these funds. Please see “Important Notice Regarding Forward-Looking Statements” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

Operating Activities

Net cash used in operating activities was $0.2 million for the three months ended May 3, 2008, compared to $11.4 million for the three months ended May 5, 2007, or an improvement of $11.2 million. The change was driven by a $12.3 million growth in net income for the three months ended May 3, 2008 versus the prior year period. The growth in accounts receivable for the quarter ended May 3, 2008, primarily to support growth in Europe, was comparable with the growth in the prior year quarter. Additional investments in inventory were more than offset by growth in accounts payable.

At May 3, 2008, the Company had working capital (including cash and cash equivalents) of $474.3 million compared to $426.4 million at February 2, 2008 and $308.9 million at May 5, 2007.  The Company’s primary working capital needs are for inventory and accounts receivable.  Accounts receivable at May 3, 2008 amounted to $315.6 million, up $109.2 million, compared to $206.4 million at May 5, 2007.  Approximately $56.3 million of the increase resulted from the growth in accounts receivable related to our existing European business, which totaled $183.0 million at May 3, 2008, versus $126.7 million at May 5, 2007.  Our Focus, Barn, South Korea, Greater China and Mexico operations accounted for approximately $34.4 million of the remaining growth in receivables.  Approximately $141.3 million of the $315.6 million in accounts receivable at May 3, 2008 were insured for collection purposes or subject to certain bank guarantees.  Currency translation fluctuations accounted for $28.4 million of the increase in accounts receivable.  Inventory at May 3, 2008 amounted to $202.8 million, up $38.3 million compared to $164.5 million at May 5, 2007.  Approximately $19.2 million of this increase was attributed to the Company’s newer businesses, including Barn, South Korea, Greater China, Mexico, and our G by GUESS store concept, with the remaining increase driven by our existing North American retail and European operations to support anticipated sales in these businesses.

Investing Activities

Net cash used in investing activities decreased to $23.8 million for the three months ended May 3, 2008, compared to $24.9 million for the three months ended May 5, 2007. Cash used in investing activities relates to capital expenditures incurred on new store openings and existing store remodeling programs in the U.S. and Canada, expansion in Europe and Asia, investments in information systems and other enhancements. During the first quarter this year, the Company opened 19 new stores in the U.S. and Canada compared to eight new stores that were opened and 15 existing stores that were converted to the G by GUESS concept in the comparable prior year period.

Financing Activities

Net cash provided by financing activities decreased to $7.6 million for the three months ended May 3, 2008, compared to $16.4 million for the three months ended May 5, 2007.  The decrease in net cash provided by financing activities was primarily due to a lower level of borrowings growth in the current period compared to the growth in the prior year period.

Dividend Policy

On March 19, 2008, the Company announced a quarterly cash dividend of $0.08 per share on the Company’s common stock. The cash dividend was paid on April 18, 2008 to shareholders of record as of the close of business on April 2, 2008.

On June 3, 2008, the Company announced a quarterly cash dividend of $0.08 per share on the Company’s common stock.  The cash dividend will be payable on July 3, 2008 to shareholders of record at the close of business on June 18, 2008.

Capital Expenditures

Gross capital expenditures totaled $20.3 million, before deducting lease incentives of $2.0 million, for the three months ended May 3, 2008.  This compares to gross capital expenditures of $21.5 million, before deducting lease incentives of $2.8 million, for the three months ended May 5, 2007. The Company’s capital expenditures for the full fiscal year 2009 are planned at approximately $134.4 million (before deducting estimated lease incentives of approximately $7.3 million) primarily for retail store expansion of approximately 60 stores in the U.S. and Canada, store remodeling programs, expansion in Europe and Asia, investments in information systems and other infrastructure upgrades.  In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. At May 3, 2008, the Company had $12.2 million in outstanding standby letters of credit, $24.2 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $237.4 million, limited primarily by accounts receivable balances at the time of borrowing, except for one borrowing agreement which is partially secured by a $15.0 million standby letter of credit issued under the Company’s Credit Facility. Based on the applicable accounts receivable balances at May 3, 2008, the Company could have borrowed up to approximately $219.0 million under these agreements. However, the Company’s ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At May 3, 2008, the Company had $45.4 million of outstanding borrowings and $4.5 million in outstanding documentary letters of credit under these agreements. The agreements are denominated in Euros, have no financial ratio covenants and provide for annual interest rates ranging from 4.3% to 6.1%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings.

The Company entered into a capital lease of approximately $16.0 million in December 2005 for a new building in Florence, Italy, with subsequent build-outs which were completed in 2006. At May 3, 2008, the capital lease obligation was $20.6 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument resulting in a fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of May 3, 2008 was approximately $0.7 million.

From time-to-time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized the new 2008 Share Repurchase Program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. No share repurchases have been made under the 2008 Share Repurchase Program.

SEASONALITY

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. U.S. retail operations are generally stronger from July through December, and U.S. wholesale operations generally experience stronger performance from July through November. The European operations are largely wholesale driven and operate with two primary selling seasons. Spring/Summer primarily ships in January, February and March and Fall/Winter primarily ships in July, August and September. The remaining months of the year are relatively smaller shipping months in Europe. Due to the seasonality of the business, the results for any particular quarter may not be indicative of results for the full year.

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

U.S. Backlog

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 72 hours. The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to our customers’ stores. Regarding our U.S. wholesale backlog, the scheduling of market weeks or the discontinuance of a product line can affect the amount of orders booked in the backlog compared to the same date in the prior year. We estimate that if we were to normalize the orders for last year’s backlog to make the comparison consistent with the current year, then the current backlog at May 24, 2008 would be up about 0.3% from the prior year’s backlog at May 26, 2007. Not taking into account the normalization of backlog, our U.S. wholesale backlog as of May 24, 2008, consisting primarily of orders for fashion apparel, was approximately $66.0 million, compared to $66.9 million for such orders at May 26, 2007, or down 1.3%.

Europe Backlog

Our European business operates with two primary wholesale selling seasons. The Spring/Summer season, which ships mostly in January, February and March and the Fall/Winter season, which ships mostly in July, August and September. Generally, the other months are relatively smaller shipping months. However, customers have the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs. Accordingly, a certain amount of orders in the backlog may be shipped outside of the traditional shipping months. As of May 27, 2008, the European operations backlog was approximately €206.4 million, compared to €173.4 million at May 31, 2007, or up 19.0%.  The backlog as of May 27, 2008 comprises sales orders primarily for our Fall/Winter 2008 season including our new Barn operation which was acquired at the end of the prior fiscal year. As discussed above, these orders are subject to cancellation and may not be indicative of eventual actual shipments. In addition, the timing of receipt of orders may impact the amount of orders booked in the backlog at a particular point in time.

Application of Critical Accounting Policies

Our critical accounting policies reflecting our estimates and judgments are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended February 2, 2008, filed with the SEC on April 1, 2008. There have been no significant changes to our critical accounting policies during the quarter ended May 3, 2008.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP SFAS 157-1 and FSP SFAS 157-2. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 will delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP SFAS 157-2. Effective for fiscal 2009, the Company adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP SFAS 157-2. The adoption did not have a material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities an opportunity to mitigate volatility in reported earnings that is caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was effective for the Company beginning on February 3, 2008. SFAS 159 allows the Company to elect the fair value option on an instrument by instrument basis. SFAS 159 did not have an impact on the Company’s consolidated results of operations or financial condition as the Company did not elect to adopt the fair value option for any of its financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which replaces FASB Statement 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s consolidated financial statements relating to potential future acquisitions.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Accounting for Noncontrolling Interests,” which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS 161 is effective for fiscal periods beginning on or after November 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on its disclosures in the Company’s consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

EXCHANGE RATE RISK

Approximately half of the product sales and licensing revenue recorded for the three months ended May 3, 2008 were denominated in United States dollars. The Company’s primary exchange rate risk relates to operations in Canada and Europe. The Company enters into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

Forward Contracts Designated as Cash Flow Hedges

During the three months ended May 3, 2008, the Company purchased U.S. dollar forward contracts in Europe totaling US$5.0 million to hedge forecasted merchandise purchases that were designated as cash-flow hedges at May 3, 2008. As of May 3, 2008, the Company had forward contracts outstanding for its European and Canadian operations of US$5.0 million and US$19.0 million, respectively, that are expected to mature over the next nine months.  The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, and are recognized in cost of goods sold in the period which approximates the time the hedged merchandise inventory is sold.

As of May 3, 2008, accumulated other comprehensive income included an unrealized loss of approximately US$0.1 million, net of tax, that will be recognized as a charge to cost of goods sold over the following thirteen months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At May 3, 2008, the unrealized net gain of the remaining open forward contracts recorded on the balance sheet was approximately US$0.4 million.  The ineffectiveness was immaterial during the three months ended May 3, 2008 and was recorded in net earnings.

At February 2, 2008, the Company had Canadian dollar forward contracts designated as cash flow hedges to purchase US$27.0 million with an unrealized gain recorded on the balance sheet of approximately US$0.1 million.

Foreign Currency Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes.  Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.  For the three months ended May 3, 2008, the Company recorded a loss of US$3.1 million for the Canadian and Euro foreign currency contracts, which has been included in other income and expense.  At May 3, 2008, the Company had Canadian dollar foreign currency contracts to purchase US$29.5 million expected to mature over the next eight months and Euro foreign currency contracts to purchase US$56.5 million expected to mature over the next seven months.  At May 3, 2008, the net unrealized losses of these Canadian and Euro forward contracts recorded on the balance sheet were approximately US$3.7 million, primarily relating to Euro forward contracts.

At February 2, 2008, the Company had Canadian dollar currency exchange contracts not designated as cash flow hedges to purchase US$26.0 million and Euro currency exchange contracts to purchase US$87.6 million.  At February 2, 2008, the unrealized losses of these Canadian and Euro forward contracts were approximately US$3.3 million, primarily relating to the Euro forward contracts.

Sensitivity Analysis

At May 3, 2008, a sensitivity analysis to changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the foreign exchange derivatives, the fair value of the instruments would have decreased by US$12.6 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the foreign exchange derivatives, the fair value of these instruments would have increased by US$10.3 million. Any resulting changes in the fair value of the hedged instruments would have been partially offset by changes in the fair value of certain balance sheet positions impacted by the change in the foreign currency rate.

INTEREST RATE RISK

At May 3, 2008, approximately 31.2% of the Company’s indebtedness related to a capital lease obligation which is covered by an interest rate swap agreement resulting in a fixed interest rate of 3.55% over the life of the lease obligation. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest rate swap had an immaterial impact during the three months ended May 3, 2008.  Substantially all of the Company’s remaining indebtedness, principally consisting of short-term borrowings under the short-term European borrowing agreements, is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have increased interest expense for the quarter ended May 3, 2008 by approximately $0.2 million.

At May 3, 2008, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There was no change in our internal control over financial reporting during the first quarter of the fiscal year ending January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian subsidiary, Maco Apparel S.p.A. (“Maco”), in Florence, Italy, acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004 and 2005 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The Custom Authorities have filed several claims which are heard independently within various sections of the Florence Provincial Tax Commission. Each claim represents a portion of the period under review. The first hearings with the Florence Provincial Tax Commission commenced on October 29, 2007. Judgments for a number of the claims have been received that were favorable to the Company on certain aspects of the claims and unfavorable on other aspects of the claims. The Company will appeal the unfavorable aspects of the judgments. The Company has concluded that the amount of any possible loss would not be material to the Company’s consolidated earnings before income taxes and that the likelihood of incurring a loss is less than probable. Accordingly, no liability related to this matter has been accrued.

The Company is also involved in various employment-related claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. No material amounts were accrued as of May 3, 2008 related to any of the Company’s legal proceedings.

ITEM 1A.  Risk Factors.

There have not been any material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008, filed with the SEC on April 1, 2008.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

Entry Into a Material Definitive Agreement

On June 10, 2008, the Company entered into a First Amendment to Lease with respect to the Company’s corporate headquarters in Los Angeles, California (the “First Amendment”) with 1444 Partners, Ltd. (“1444 Partners”), an entity owned by trusts and other affiliates for the benefit of Maurice Marciano, the Company’s Chairman of the Board, Paul Marciano, the Company’s Chief Executive Officer and Vice Chairman, and certain of their family members.  The corporate headquarters consist of approximately 355,000 square feet and serve primarily as the Company’s principal executive and administrative offices, design facilities, sales offices and warehouse facilities.

The First Amendment amends the original lease agreement dated July 29, 1992 between the Company and 1444 Partners which provided for a 16 year term expiring July 29, 2008 (the “Original Lease”).  The First Amendment provides for a ten year lease renewal term, ending July 31, 2018, with an additional five year renewal option to July 31, 2023 at the Company’s sole discretion.  The First Amendment provides for a triple net lease with annual rent in the amount of $2,852,664 for the first lease year of the renewal term (which amount is approximately 5.6% lower than the most recent annual rent under the terms of the Original Lease), subject to an increase each year equal to the lesser of the increase of a specified consumer price index or four percent (which amount is lower than the five percent maximum annual adjustment provided for under the Original Lease).  In the event the renewal option is exercised by the Company, the annual rent will reset in year eleven at the then-prevailing market rate.

All other material terms of the Original Lease remain in full force and effect.  The description of the First Amendment and the Original Lease contained herein are qualified in their entirety by reference to the copies of the underlying agreements which are filed herewith as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

ITEM 6.  Exhibits.

Exhibit Number	Description
3.1.

Restated Certificate of Incorporation of the Registrant (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).

3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
†*10.1.	Written Description of Performance-Based Cash and Equity Award Criteria for Named Executive Officers with Respect to the Registrant’s Fiscal Year Ending January 31, 2009 and Certain Other Periods.
†*10.2.	Form of Restricted Stock Award Agreement for Awards with Performance-Based Vesting.
† 10.3.	First Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s Corporate Headquarters (including original Lease Agreement).
†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.3.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.3.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Management Contract or Compensatory Plan

†	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date: June 11, 2008	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President and Chief Operating Officer

Date: June 11, 2008	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)