Form 10-Q
period 2008-08-02
GUESS INC
filed 2008-09-10
CIK 912463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended August 2, 2008

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

As of September 5, 2008, the registrant had 94,105,173 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Aug. 2, 2008	Feb. 2, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$294,481	$275,595
Accounts receivable, net	288,173	254,400
Inventories	258,888	232,159
Prepaid expenses and other current assets	51,199	31,411
Deferred tax assets	20,108	21,174
Total current assets	912,849	814,739
Property and equipment, net	252,464	229,917
Goodwill	30,708	29,431
Other intangible assets, net	23,880	23,708
Long-term deferred tax assets	57,413	57,726
Other assets	39,976	30,707
	$1,317,290	$1,186,228

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of borrowings and capital lease obligations	$40,703	$35,254
Accounts payable	240,615	210,258
Accrued expenses	154,569	142,779
Total current liabilities	435,887	388,291
Borrowings and capital lease obligations	18,173	18,724
Long-term deferred rent and lease incentives	46,024	40,036
Long-term deferred royalties	23,330	27,062
Other long-term liabilities	50,122	49,152
	573,536	523,265

Minority interests	8,465	5,989

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 135,756,144 and 135,051,396 shares, outstanding 94,126,185 and 94,337,674 shares, at August 2, 2008 and February 2, 2008, respectively	941	943
Paid-in capital	270,650	255,486
Retained earnings	629,324	542,856
Accumulated other comprehensive income	19,135	9,529
Treasury stock, 41,629,959 and 40,713,722 shares at August 2, 2008 and February 2, 2008, respectively	(184,761)	(151,840)
Total stockholders’ equity	735,289	656,974
	$1,317,290	$1,186,228

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	Aug. 2, 2008	Aug. 4, 2007	Aug. 2, 2008	Aug. 4, 2007
Net revenue:
Product sales	$488,956	$366,739	$954,691	$724,382
Net royalties	26,216	21,548	49,701	41,854
	515,172	388,287	1,004,392	766,236
Cost of product sales	283,017	214,935	550,998	425,471
Gross profit	232,155	173,352	453,394	340,765

Selling, general and administrative expenses	147,145	113,991	292,459	223,470
Earnings from operations	85,010	59,361	160,935	117,295

Other (income) expense:
Interest expense	799	387	1,824	1,311
Interest income	(1,553)	(2,036)	(3,086)	(3,748)
Other (income) expense	724	(530)	1,632	361
	(30)	(2,179)	370	(2,076)

Earnings before income tax expense and minority interests	85,040	61,540	160,565	119,371

Income tax expense	30,616	24,036	57,805	46,399
Minority interests expense (income)	592	22	1,127	(37)

Net earnings	$53,832	$37,482	$101,633	$73,009

Earnings per share:
Basic	$0.58	$0.41	$1.09	$0.79
Diluted	$0.57	$0.40	$1.08	$0.78

Dividends declared per share	$0.08	$0.06	$0.16	$0.12

Weighted average shares outstanding:
Basic	93,008	92,180	92,979	92,033
Diluted	93,893	93,507	93,966	93,373

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended
	Aug. 2, 2008	Aug. 4, 2007

Cash flows from operating activities:
Net earnings	$101,633	$73,009
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	25,480	21,834
Amortization of intangible assets	3,898	2,724
Share-based compensation expense	10,927	8,429
Net loss on disposition of long-term assets and property and equipment	3,008	783
Other items, net	4,578	(238)
Minority interests	1,127	(37)
Changes in operating assets and liabilities:
Accounts receivable	(33,773)	(44,246)
Inventories	(26,729)	(52,709)
Prepaid expenses and other assets	(27,791)	(13,539)
Accounts payable and accrued expenses	42,828	62,846
Long-term deferred rent and lease incentives	5,988	4,599
Deferred royalties	(3,732)	(3,132)
Other long-term liabilities	4,680	1,503
Net cash provided by operating activities	112,122	61,826
Cash flows from investing activities:
Purchases of property and equipment	(50,310)	(44,096)
Purchases of long-term investments and deposits on property and equipment	(5,701)	(13,628)
Net cash used in investing activities	(56,011)	(57,724)
Cash flows from financing activities:
Certain short-term borrowings, net	6,211	(16,179)
Repayment of borrowings and capital lease obligation	(2,296)	(742)
Dividends paid	(15,165)	(11,209)
Minority interest capital contributions	1,005	—
Issuance of common stock net of nonvested award repurchases	(95)	5,530
Excess tax benefits from share-based compensation	4,628	8,966
Purchase of treasury stock	(33,051)	—
Net cash used in financing activities	(38,763)	(13,634)
Effect of exchange rates on cash and cash equivalents	1,538	2,371
Net increase (decrease) in cash and cash equivalents	18,886	(7,161)
Cash and cash equivalents at beginning of period	275,595	207,617
Cash and cash equivalents at end of period	$294,481	$200,456

Supplemental cash flow data:
Interest paid	$1,608	$883
Income taxes paid	$37,035	$39,309

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 2, 2008

(unaudited)

(1)                                 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of August 2, 2008 and February 2, 2008, the condensed consolidated statements of income for the three and six months ended August 2, 2008 and August 4, 2007, and the condensed consolidated statements of cash flows for the six months ended August 2, 2008 and August 4, 2007. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended August 2, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

The three and six month periods ended August 2, 2008 had the same number of days as the three and six month periods ended August 4, 2007.

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

Weighted-average common shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	Aug. 2, 2008	Aug 4, 2007	Aug. 2, 2008	Aug. 4, 2007
Weighted average shares used in basic computations	93,008	92,180	92,979	92,033
Dilutive equity awards	885	1,327	987	1,340
Weighted average shares used in diluted computations	93,893	93,507	93,966	93,373

For the three months ended August 2, 2008 and August 4, 2007, options for 1,082,322 and 320,420, respectively, of the Company’s shares and for the six months ended August 2, 2008 and August 4, 2007, options for 908,929 and 263,619, respectively, of the Company’s shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

The Company also excluded 1,087,000 nonvested stock awards granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to certain performance-based annual vesting conditions which had not been achieved by the end of the three and six month periods ended August 2, 2008. Assuming the current fiscal year’s annual performance criteria had been achieved as of August 2, 2008, the incremental dilutive impact would have been approximately 86,222 and 62,105 shares, respectively, for the three and six month periods then ended.

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock (the “2008 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the six months ended August 2, 2008, the Company repurchased 951,000 shares under the 2008 Share Repurchase Program at an aggregate cost of $33.1 million. All such share repurchases were made during the three months ended August 2, 2008.

(3)                                 Comprehensive Income

Comprehensive income consists of net earnings, Supplemental Executive Retirement Plan (“SERP”) related prior service cost and actuarial valuation loss amortization, unrealized gains or losses on investments available for sale, foreign currency translation adjustments and the effective portion of the change in the fair value of cash flow hedges.

A reconciliation of comprehensive income for the three and six months ended August 2, 2008 and August 4, 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	Aug. 2, 2008	Aug. 4, 2007	Aug. 2, 2008	Aug. 4, 2007
Net earnings	$53,832	$37,482	$101,633	$73,009
Foreign currency translation adjustment	1,210	1,074	6,676	10,205
Unrealized gain (loss) on hedges, net of tax effect	856	(883)	2,185	(1,443)
Unrealized loss on investments, net of tax effect	(73)	(138)	(109)	(99)
SERP prior service cost and actuarial valuation loss amortization, net of tax effect	427	358	854	716
Comprehensive income	$56,252	$37,893	$111,239	$82,388

(4)                                 Accounts Receivable

Accounts receivable consists of trade receivables primarily relating to the Company’s wholesale businesses in Europe, North America and Asia. The Company provided for allowances relating to these receivables of $23.2 million and $20.3 million, at August 2, 2008 and February 2, 2008, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations, for which the Company recorded an allowance for doubtful accounts of $0.5 million and $0.3 million at August 2, 2008 and February 2, 2008, respectively. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)                                 Inventories

Inventories consist of the following (in thousands):

	Aug. 2, 2008	Feb. 2, 2008
Raw materials	$9,652	$6,506
Work in progress	3,723	5,596
Finished goods — Europe	93,183	87,459
Finished goods — Retail	105,920	92,965
Finished goods — Wholesale	46,410	39,633
	$258,888	$232,159

As of August 2, 2008 and February 2, 2008, inventories had been written down to the lower of cost or market by $25.3 million and $21.2 million, respectively.

(6)                                 Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company’s effective income tax rate decreased 290 basis points to 36.0% for the six months ended August 2, 2008 compared to 38.9% in the six months ended August 4, 2007 primarily due to a higher proportion of earnings in lower tax jurisdictions.

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

Net revenue and earnings from operations are summarized as follows for the three and six months ended August 2, 2008 and August 4, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	Aug. 2, 2008	Aug. 4, 2007	Aug. 2, 2008	Aug. 4, 2007
Net revenue:
Retail operations	$242,360	$201,573	$454,297	$381,102
Wholesale operations	72,363	57,278	147,497	116,473
European operations	174,233	107,888	352,897	226,807
Licensing operations	26,216	21,548	49,701	41,854
	$515,172	$388,287	$1,004,392	$766,236

Earnings (loss) from operations:
Retail operations	$30,136	$27,761	$52,980	$47,653
Wholesale operations	10,791	10,193	23,345	20,894
European operations	40,126	19,366	80,087	47,083
Licensing operations	22,530	19,107	42,777	36,464
Corporate overhead	(18,573)	(17,066)	(38,254)	(34,799)
	$85,010	$59,361	$160,935	$117,295

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(8)                                 Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	Aug. 2, 2008	Feb. 2, 2008
Short-term borrowings with European banks	$38,418	$32,742
European capital lease, maturing quarterly through 2016	20,458	20,422
Other loans	—	814
	58,876	53,978
Less current installments	40,703	35,254
Long-term borrowings and capital lease obligations	$18,173	$18,724

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. At August 2, 2008, the Company had $27.2 million in outstanding standby letters of credit, $24.8 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $266.0 million, limited primarily by accounts receivable balances at the time of borrowing, except for one borrowing agreement which is partially secured by a $15.0 million standby letter of credit issued under the Company’s Credit Facility. Based on the applicable accounts receivable balances at August 2, 2008 and the standby letter of credit, the Company could have borrowed up to approximately $228.1 million under these agreements. However, the Company’s ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At August 2, 2008, the Company had $38.4 million of outstanding borrowings and $8.6 million in outstanding documentary letters of credit under these agreements. The agreements are denominated in Euros, have no financial ratio covenants and provide for annual interest rates ranging from 4.3% to 6.4%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At August 2, 2008, the capital lease obligation was $20.5 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument resulting in a fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of August 2, 2008 was approximately $1.0 million.

From time-to-time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

(9)                                 Share-Based Compensation

The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and six months ended August 2, 2008 and August 4, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	Aug. 2, 2008	Aug. 4, 2007	Aug. 2, 2008	Aug. 4, 2007
Stock options	$1,481	$1,375	$2,747	$2,689
Nonvested stock awards/units	3,977	2,888	7,806	5,467
Employee Stock Purchase Plan	210	191	374	273
Total stock-based compensation expense	$5,668	$4,454	$10,927	$8,429

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $11.0 million and $54.3 million, respectively, as of August 2, 2008. This cost is expected to be recognized over a weighted-average period of 2.2 years. The weighted average fair values of stock options at their grant date during the six months ended August 2, 2008 and August 4, 2007 were $16.48 and $20.10, respectively.

On April 3, 2008, the Company made an annual grant of 337,080 stock options and 300,080 nonvested stock awards/units to its employees. On May 1, 2008, the Company granted 167,000 nonvested stock awards to certain employees which are subject to certain annual performance-based vesting conditions over a five year period.

(10)                          Related Party Transactions

The Company and its subsidiaries periodically enter into transactions with other entities or individuals that are considered related parties, including certain transactions with entities affiliated with trusts for the respective benefit of Maurice Marciano and Paul Marciano, who are executives of the Company, Armand Marciano, their brother and former executive of the Company, and certain of their children (the “Marciano Trusts”).

Leases

The Company leases manufacturing, warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect at August 2, 2008, including a lease with respect to the Company’s corporate headquarters in Los Angeles, California which was amended on June 10, 2008 (the “First Amendment”). The corporate headquarters consist of approximately 355,000 square feet and serve primarily as the Company’s principal executive and administrative offices, design facilities and sales offices.

The First Amendment amended the original lease agreement dated July 29, 1992 which provided for a 16 year term expiring July 29, 2008 (the “Original Lease”). The First Amendment provides for a ten year lease renewal term ending July 31, 2018, with an additional five year renewal option to July 31, 2023 at the Company’s sole discretion. The First Amendment provides for a triple net lease with annual rent in the amount of $2,852,664 for the first lease year of the renewal term (which amount is approximately 5.6% lower than the most recent annual rent under the terms of the Original Lease), subject to an increase each year equal to the lesser of the increase of a specified consumer price index or four percent (which amount is lower than the five percent maximum annual adjustment provided for under the Original Lease). In the event the renewal option is exercised by the Company, the annual rent will reset in year eleven at the then-prevailing market rate. All other material terms of the Original Lease remain in full force and effect.

The other two related party Company leases are currently scheduled to expire in February 2009 and December 2014.

Aggregate rent expense under these related party leases for the six months ended August 2, 2008 and August 4, 2007 was $1.8 million and $1.7 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements

The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through an independent third party management company contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management company, the Company has chartered and may from time-to-time continue to charter aircraft owned by MPM Financial at a discount from the third party management company’s preferred customer hourly charter rates. The total fees paid under these arrangements for the six months ended August 2, 2008 and August 4, 2007 were approximately $0.6 million and $0.4 million, respectively.

These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

(11)                          Commitments and Contingencies

Leases

The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through January 2022. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 6%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through July 2013.

Incentive Bonuses

Certain officers and key employees of the Company are entitled to annual incentive bonuses, primarily based on earnings per share of the Company or earnings of the particular operation impacted by these key employees. In addition to such annual incentive opportunities, Paul Marciano, Chief Executive Officer and Vice Chairman of the Company, shall be entitled to receive a $3.5 million special cash bonus in the event that a pre-established licensing performance target is achieved in calendar year 2008 and the Company receives a fixed cash rights payment of $35.0 million, which is due in January 2012 from one of its licensees. In connection with this special bonus, the Company will accrue an expense of $3.5 million, plus applicable payroll taxes, through January 2012.

Litigation

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian subsidiary, Maco Apparel S.p.A. (“Maco”), in Florence, Italy, which was acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004 and 2005 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The Custom Authorities have filed several claims which are heard independently within various sections of the Florence Provincial Tax Commission. Each claim represents a portion of the period under review. The first hearings with the Florence Provincial Tax Commission commenced on October 29, 2007. Judgments for a number of the claims have been received that were favorable to the Company on certain aspects of the claims and unfavorable on other aspects of the claims. The Company will appeal the unfavorable aspects of the judgments. The Company has concluded that the amount of any possible loss is not expected to be material to the Company’s consolidated earnings before income taxes and that the likelihood of incurring a loss is less than probable. Accordingly, no liability related to this matter has been accrued.

The Company is also involved in various employment-related claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. No material amounts were accrued as of August 2, 2008 related to any of the Company’s legal proceedings.

(12)                          Supplemental Executive Retirement Plan

The components of net periodic pension cost for the three and six months ended August 2, 2008 and August 4, 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Aug. 2, 2008	Aug. 4, 2007	Aug. 2, 2008	Aug. 4, 2007
Service cost	$61	$53	$122	$106
Interest cost	579	431	1,158	862
Net amortization of unrecognized prior service cost	436	436	872	872
Net amortization of actuarial losses	232	145	464	290
Net periodic defined benefit pension cost	$1,308	$1,065	$2,616	$2,130

As a non-qualified pension plan, no funding of the SERP is required. However, the Company expects to make periodic payments into an insurance policy held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender value of the insurance policy was $14.8 million as of August 2, 2008 and is included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of August 2, 2008 (in thousands):

	Fair Value Measurements at Aug. 2, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$1,928	$—	$1,928
Interest rate swap	—	1,032	—	1,032
Securities available for sale	733	—	—	733
Total	$733	$2,960	$—	$3,693
Liabilities:
Foreign exchange currency contracts	$—	$2,960	$—	$2,960
Deferred compensation obligations	—	10,104	—	10,104
Total	$—	$13,064	$—	$13,064

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

Forward Contracts Designated as Cash Flow Hedges

During the six months ended August 2, 2008, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$10.0 million and US$16.0 million, respectively, to hedge forecasted merchandise purchases that were designated as cash-flow hedges at August 2, 2008. As of August 2, 2008, the Company had forward contracts outstanding for its European and Canadian operations of US$5.0 million and US$25.4 million, respectively, that are expected to mature over the next nine months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, and are recognized in cost of goods sold in the period which approximates the time the hedged merchandise inventory is sold.

As of August 2, 2008, accumulated other comprehensive income included an unrealized gain of approximately US$0.7 million, net of tax, that will be recognized as a reduction to cost of goods sold over the following 13 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At August 2, 2008, the unrealized net gain of the remaining open forward contracts recorded on the balance sheet was approximately US$1.2 million. The ineffective portion was immaterial during the six months ended August 2, 2008 and was recorded in net earnings.

At February 2, 2008, the Company had Canadian dollar forward contracts designated as cash flow hedges to purchase US$27.0 million with an unrealized gain recorded on the balance sheet of approximately US$0.1 million.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Three Months Ended Aug 2, 2008	Six Months Ended Aug 2, 2008
Beginning balance (loss)	$(146)	$(1,475)
Net gains from changes in cash flow hedges	447	639
Losses reclassified to income	409	1,546
Ending balance	$710	$710

Foreign Currency Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes.  Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.  For the six months ended August 2, 2008, the Company recorded a loss of US$3.6 million for the Canadian and Euro foreign currency contracts, which has been included in other income and expense.  At August 2, 2008, the Company had Canadian dollar foreign currency contracts to purchase US$20.0 million expected to mature over the next six months and Euro foreign currency contracts to purchase US$68.8 million expected to mature over the next eight months.  At August 2, 2008, the net unrealized losses of these Canadian dollar and Euro forward contracts recorded on the balance sheet were approximately US$2.2 million, primarily relating to the Euro forward contracts.

At February 2, 2008, the Company had Canadian dollar and Euro currency exchange contracts not designated as cash flow hedges to purchase US$26.0 million and US$87.6 million, respectively.  At February 2, 2008, the unrealized losses of these Canadian dollar and Euro forward contracts were approximately US$3.3 million, primarily relating to the Euro forward contracts.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which replaces FASB Statement 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s consolidated financial statements relating to potential future acquisitions.

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

In April 2008, the FASB issued FSP No. FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of FSP FAS 142-3 on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. FSP EITF 03-6-1 also requires retrospective application to all periods presented. FSP EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of FSP EITF 03-6-1 on the Company’s consolidated financial statements.

(16)                          Subsequent Events

On September 3, 2008, the Company announced a regular quarterly cash dividend of $0.10 per share on the Company’s common stock. The cash dividend will be payable on October 3, 2008 to shareholders of record at the close of business on September 17, 2008.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to the Company’s expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth, e-commerce, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

General

The business segments of the Company are retail, wholesale, European and licensing operations. Information relating to these segments is summarized in Note 7 to the Condensed Consolidated Financial Statements. The Company believes this segment reporting reflects how its four business segments are managed and each segment’s performance is evaluated. The retail segment includes the Company’s retail operations in North America. The wholesale segment includes the wholesale operations in North America and our Asian operations. The European segment includes wholesale and retail operations in Europe and the Middle East. The licensing segment includes the worldwide licensing operations of the Company. The business segments operating results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

We derive our net revenue from the sale of GUESS? men’s and women’s apparel, MARCIANO women’s apparel, G by GUESS men’s and women’s apparel, GUESS by MARCIANO men’s and women’s apparel, and our licensees’ products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line sites.  We also derive royalty revenues from worldwide licensing activities.

We acquired Focus Europe S.r.l. (“Focus”), our former licensee for GUESS by MARCIANO products in Europe, the Middle East and Asia, in December 2006, and its subsidiary, Focus Spain S.A. (“Focus Spain”), in October 2007. We also acquired BARN S.r.l. (“Barn”), our former kids licensee in Europe, in January 2008. Each of these entities is reported in our European segment. G by GUESS is a new retail brand concept that was launched in early fiscal 2008 and is included in our retail segment. Our South Korea business, which we have operated directly since January 2007, and our Greater China business, launched in April 2007, are also relatively new businesses for us and are reported in our wholesale segment.

Unless the context indicates otherwise, when we refer to “we,” “us” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.

The three and six month periods ended August 2, 2008 had the same number of days as the three and six month periods ended August 4, 2007.

We report National Retail Federation (“NRF”) calendar comparable store sales on a quarterly basis for our full-price retail and factory outlet stores in the U.S. and Canada.  A store is considered comparable after it has been open for 13 full months. If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store is removed from the comparable store base until it has been opened at its new size, in its new location or under its new concept for 13 full months.

Executive Summary

The Company

The Company generated net earnings of $53.8 million, or diluted earnings of $0.57 per share, for the quarter ended August 2, 2008, compared to net earnings of $37.5 million, or diluted earnings of $0.40 per share, for the quarter ended August 4, 2007.

Total net revenues increased 32.7% to $515.2 million for the quarter ended August 2, 2008, from $388.3 million for the quarter ended August 4, 2007.  All of our business segments contributed to this growth. The European segment was the largest contributor to the revenue growth, delivering 52% of the increase to consolidated revenue. Our retail segment contributed 32% of the revenue increase, resulting from an 8.1% increase in comparable store sales and a larger store base, which represented a net 14.0% increase in average square footage compared to the quarter ended August 4, 2007. Our wholesale segment contributed about 12% of the consolidated increase in revenues with both our North American and Asian businesses contributing double-digit revenue growth. Our licensing business contributed the remaining 4% of the Company’s revenue growth.

Gross profit increased 33.9% to $232.2 million for the quarter ended August 2, 2008, compared to $173.4 million for the same period a year ago, and gross margin improved 50 basis points to 45.1%. This gross margin expansion was attributable to higher product margins in our European segment and an overall sales mix shift toward our higher margin European business, partially offset by lower gross margins in our retail and wholesale segments. The prior year quarter also included a one-time cumulative increase to revenue and gross profit of $3.1 million related to gift card breakage. Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods.

Selling, general and administrative (“SG&A”) expenses increased 29.1% to $147.1 million for the quarter ended August 2, 2008 compared to $114.0 million for the quarter ended August 4, 2007.  The additional spending supported the increased sales volume this quarter as well as our new businesses and infrastructure investments. As a percentage of revenues, SG&A expense declined 70 basis points to 28.6% for the quarter ended August 2, 2008, compared to the prior-year quarter, primarily driven by our Europe and North American regions.

Overall, earnings from operations increased 43.2% to $85.0 million for the quarter ended August 2, 2008, compared to $59.4 million for the same period a year ago, and operating margin improved by 120 basis points to 16.5%, driven by a combination of the higher gross margin and the decrease in SG&A spending as a percentage of net revenues. The growth in earnings from operations included a favorable currency translation impact of $5.9 million for the quarter ended August 2, 2008 compared to the prior year quarter, partially offset by the impact of the favorable $3.1 million gift card breakage adjustment that occurred in the prior year quarter.

Other expense, net, totaled $0.7 million for the quarter ended August 2, 2008, compared to other income, net, of $0.5 million for the quarter ended August 4, 2007. This expense relates primarily to unfavorable changes in the value of insurance policy investments, partially offset by gains related to changes in foreign exchange rates on forward contracts and other foreign currency transactions during the quarter ended August 2, 2008.

Our effective income tax rate decreased 310 basis points to 36.0% for the quarter ended August 2, 2008 compared to 39.1% in the prior year quarter primarily due to a higher proportion of earnings in lower tax jurisdictions.

The Company had $294.5 million in cash and cash equivalents as of August 2, 2008, compared to $200.5 million as of August 4, 2007.  Total debt, including capital lease obligations, as of August 2, 2008, was $58.9 million, up $37.7 million from $21.2 million as of August 4, 2007.  The increase in debt was driven primarily by seasonal working capital needs in our European segment. Accounts receivable increased by $101.3 million, or 54.2%, to $288.2 million at August 2, 2008, compared to $186.9 million at August 4, 2007. The increase in accounts receivable primarily supported the Company’s international growth, mainly in Europe. Currency translation fluctuations accounted for $23.4 million of the increase in accounts receivable. Inventory increased by $32.5 million, or 14.4%, to $258.9 million as of August 2, 2008, compared to $226.4 million as of August 4, 2007. Most of this increase was attributable to anticipated sales growth in our existing European and North American operations. The remaining inventory increase was related to newer businesses, including Barn, our Greater China operations, Mexico, and our G by GUESS store concept. Currency fluctuations resulted in a higher translation impact on the current quarter’s ending inventory of approximately $11.6 million compared to the prior year quarter amount.

Retail

Our retail segment, comprising North American full-priced retail and factory outlet stores and e-commerce, generated net sales of $242.4 million during the quarter ended August 2, 2008, an increase of $40.8 million, or 20.2%, from $201.6 million in the prior year period.  This growth was driven by a comparable store sales increase of 8.1% and a larger store base, which represented a net 14.0% increase in average square footage compared to the quarter ended August 4, 2007. Most of our product categories contributed to the revenue growth. Retail earnings from operations increased by $2.3 million, or 8.6%,  to $30.1 million for the quarter ended August 2, 2008, compared to $27.8 million for the quarter ended August 4, 2007.  This increase was primarily driven by higher sales volume and resulting gross profit, which included the impact of higher product related costs and increased occupancy spending to support the larger store base. This growth was partially offset by higher selling and administrative expenses to support the higher sales, as well as investments in infrastructure for our G by GUESS and MARCIANO brand concepts and certain store impairment charges, net of lower retail advertising and marketing costs. The prior year quarter also included a one-time cumulative increase to revenue of $3.1 million related to gift card breakage. Operating margin decreased by 140 basis points to 12.4% in the quarter ended August 2, 2008, compared to 13.8% in the quarter ended August 4, 2007. The gift card breakage benefited the prior year quarter operating margin by 140 basis points while the store impairment charge of $1.7 million unfavorably impacted the operating margin by 70 basis points during the quarter ended August 2, 2008.

In the quarter, we opened 16 new stores in the U.S. and Canada; no stores were closed during the quarter. At August 2, 2008, we operated 407 stores in the U.S. and Canada, comprised of 191 full-priced retail stores, 101 factory outlet stores, 48 MARCIANO stores, 25 GUESS? Accessories stores, 41 G by GUESS stores and one footwear store. This compares to 347 stores as of August 4, 2007. We have continued to develop our new store concepts, which include our MARCIANO branded stores and our G by GUESS stores, and we believe that over time these concepts can grow to become significant store chains.

Wholesale

Wholesale segment revenues increased by $15.1 million, or 26.3%, to $72.4 million for the quarter ended August 2, 2008, from $57.3 million for the quarter ended August 4, 2007. Both our North American and Asian operations contributed to this increase with double-digit revenue growth. Earnings from operations for the wholesale segment increased by $0.6 million, or 5.9%, to $10.8 million for the quarter ended August 2, 2008, from $10.2 million for the prior year period, driven by increased sales and resulting gross profit, partially offset by higher product related costs and additional occupancy and SG&A expenses, largely to support the investment in our expanding Asian operations. Operating margin decreased 290 basis points to 14.9% in the quarter ended August 2, 2008, compared to 17.8% for the quarter ended August 4, 2007. The impact of our Asia business, where operating margins are lower than our North American wholesale business, was the main driver of the operating margin decrease.

Europe

In Europe, revenues increased by $66.3 million, or 61.5%, to $174.2 million for the quarter ended August 2, 2008, compared to $107.9 million for the quarter ended August 4, 2007.  The majority of the revenue growth was generated by the European wholesale business, driven by growth in our existing accessories and GUESS by MARCIANO businesses and earlier shipment of product to our wholesale customers. The current quarter also benefited from the acquisition of Barn in January 2008.  In addition, at August 2, 2008, we directly operated 44 stores in Europe compared to 30 stores at the prior year quarter end.  European retail revenues, including the new stores, increased by 66.7% for the quarter ended August 2, 2008, compared to the prior year quarter. Earnings from operations from our European segment increased by $20.7 million, or 107.2%, to $40.1 million for the quarter ended August 2, 2008, from $19.4 million for the quarter ended August 4, 2007.  This operating earnings increase was driven by the higher sales and improved gross margin, which resulted in an increase to gross profit. These were partially offset by higher operating costs to support the sales growth, new businesses and increases to infrastructure expenditures. The increase in earnings from operations also benefited from favorable currency translation. Operating margin increased 500 basis points to 23.0% in the quarter ended August 2, 2008, compared to 18.0% for the quarter ended August 4, 2007 due to a combination of higher gross margins and leverage on SG&A spending as a percentage of revenues.

Licensing

Our licensing royalty revenues increased by $4.7 million, or 21.7%, to $26.2 million for the quarter ended August 2, 2008, from $21.5 million for the quarter ended August 4, 2007.  This increase was driven by our licensees’ revenue growth in several product categories, especially handbags, watches and footwear.  The increase in net royalty revenues was partially offset by higher advertising and marketing costs. We also no longer earn royalty revenue from Barn, which we now operate directly and is reported in our European segment.  Licensing segment earnings from operations increased $3.4 million, or 17.9%, to $22.5 million for the quarter ended August 2, 2008, from $19.1 million for the quarter ended August 4, 2007. Operating margin decreased 280 basis points to 85.9% in the quarter ended August 2, 2008 compared to 88.7% for the quarter ended August 4, 2007, primarily due to increased advertising and marketing costs.

Outside of the U.S. and Canada, in the quarter ended August 2, 2008, together with our partners, we opened 31 new stores, including 17 stores in Europe and the Middle East, 11 stores in Asia and three stores in Central and South America. We ended the second quarter of fiscal 2009 with 620 stores outside of the U.S. and Canada, of which 445 were GUESS? stores, 42 were GUESS by MARCIANO stores and 133 were GUESS? Accessories stores. Of the 620 stores, 71 were operated by the Company and 549 were operated by licensees or distributors. This store count does not include 103 concessions located primarily in South Korea and China because of their smaller store size in relation to our standard international store size.

Corporate Overhead

Corporate overhead increased by $1.5 million, or 8.8%, to $18.6 million in the quarter ended August 2, 2008, from $17.1 million for the quarter ended August 4, 2007. This increase was driven by higher performance-based compensation costs and professional fees.

RESULTS OF OPERATIONS

Three months ended August 2, 2008 and August 4, 2007

NET REVENUE.  Net revenue for the quarter ended August 2, 2008 increased by $126.9 million, or 32.7%, to $515.2 million, from $388.3 million for the quarter ended August 4, 2007.  All segments contributed to this revenue growth with double-digit percentage increases.

Net revenue from retail operations increased by $40.8 million, or 20.2%, to $242.4 million for the quarter ended August 2, 2008, from $201.6 million for the quarter ended August 4, 2007.  The increase was driven by a comparable store sales growth of 8.1% and an average of 59 net additional stores during the quarter ended August 2, 2008 resulting in a net 14.0% increase in average square footage compared to the prior year period. Currency translation fluctuations accounted for $2.8 million of the increase in net revenue relating to our Canadian retail stores.

Net revenue from wholesale operations increased by $15.1 million, or 26.3%, to $72.4 million for the quarter ended August 2, 2008, from $57.3 million for the quarter ended August 4, 2007.  The revenue growth was generated from both our North American wholesale business and our expanding Asia operations, primarily in South Korea as well as in Greater China. Our products were sold in the U.S. in approximately 1,037 doors at the end of the quarter compared to 954 doors at the end of the prior year quarter.  Currency translation fluctuations unfavorably impacted revenues in our wholesale segment by $1.4 million.

Net revenue from European operations increased by $66.3 million, or 61.5%, to $174.2 million for the quarter ended August 2, 2008, from $107.9 million for the quarter ended August 4, 2007.  All of our existing businesses in Europe contributed to this growth, including Barn, which we acquired in January 2008. As of August 2, 2008, the Company directly operated 44 stores in Europe compared to 30 stores as of August 4, 2007. Currency translation fluctuations accounted for $22.9 million of the increase in net revenue from our European operations.

Net royalty revenue from licensing operations increased by $4.7 million, or 21.7%, to $26.2 million for the quarter ended August 2, 2008, from $21.5 million for the quarter ended August 4, 2007.  Our accessories and footwear lines of business continue to drive the royalty revenue growth of our licensing segment which was partially offset by the loss of royalties from Barn, which we now operate directly and report as part of our European operations.

GROSS PROFIT. Gross profit increased by $58.8 million, or 33.9%, to $232.2 million for the quarter ended August 2, 2008, from $173.4 million for the quarter ended August 4, 2007.  The increase in gross profit primarily resulted from the following:

•                  Gross profit for the retail segment increased by $12.0 million, or 15.6%, to $89.0 million for the quarter ended August 2, 2008, from $77.0 million in the prior year period, primarily due to higher sales volume and higher average selling prices, partially offset by higher occupancy and product related costs. The prior year quarter also included a one-time cumulative increase to revenue and gross profit of $3.1 million related to gift card breakage.

•                  Gross profit for the wholesale segment increased by $1.8 million, or 8.5%, to $23.2 million for the quarter ended August 2, 2008, from $21.4 million in the prior year period, primarily due to higher sales volume in our North American wholesale and Asian operations, partially offset by the impact of higher occupancy and product related costs in Asia to support such growth.

•                  Gross profit for the European segment increased by $40.3 million, or 75.5%, to $93.7 million for the quarter ended August 2, 2008, from $53.4 million in the prior year period. The increase in our European gross profit was primarily attributable to higher sales volume in the existing European operations combined with a higher product margin and the acquisition of Barn in January 2008 and Focus Spain in October 2007.

•                  Gross profit for the licensing segment increased by $4.7 million, or 21.7%, to $26.2 million for the quarter ended August 2, 2008, from $21.5 million in the prior year period. The licensing gross profit improvement resulted from higher sales of accessory products, especially handbags and watches, and footwear by our licensees.

Gross margin (gross profit as a percentage of total net revenues) improved 50 basis points to 45.1% for the quarter ended August 2, 2008, from 44.6% for the quarter ended August 4, 2007.  The increase in gross margin was driven by the higher product margins in our European segment and an overall sales mix shift toward our higher margin European business. These improvements were partially offset by lower gross margins in our retail and wholesale segments, which were unfavorably impacted by higher product related and occupancy costs. In addition, the Company’s overall gross margin comparison was unfavorably impacted by 40 basis points relating to the one-time cumulative gift card breakage adjustment in the prior year quarter.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $33.1 million, or 29.1%, to $147.1 million for the quarter ended August 2, 2008, from $114.0 million for the quarter ended August 4, 2007.  Approximately $17.2 million of the increase was attributable to higher store selling, merchandising and distribution costs due to the higher sales volumes. An additional $10.3 million of the increase was attributable to spending to support newer businesses, including Barn, Focus Spain, our G by GUESS brand, and Greater China, as well as spending to support our new European headquarters in Lugano, Switzerland. The remaining increase was driven by performance-based compensation costs, store impairment charges and professional fees, partially offset by lower advertising and marketing costs.

As a percentage of net revenue, SG&A expense improved 70 basis points to 28.6% for the quarter ended August 2, 2008, compared to 29.3% for the quarter ended August 4, 2007, driven by operating leverage in our existing North American and European businesses and corporate overhead leverage, partially offset by infrastructure investments and new businesses in Europe.

EARNINGS FROM OPERATIONS. Earnings from operations increased by $25.6 million, or 43.2%, to $85.0 million for the quarter ended August 2, 2008, compared with earnings from operations of $59.4 million for the quarter ended August 4, 2007. The increase in earnings from operations primarily resulted from the following:

•                  Earnings from operations for the retail segment increased by $2.3 million to $30.1 million for the quarter ended August 2, 2008, compared to $27.8 million for the quarter ended August 4, 2007.  The increase was primarily driven by higher sales volume and resulting gross profit, which included the impact of higher product related costs and increased occupancy spending to support the larger store base. This growth was partially offset by higher selling and administrative expenses to support such higher sales, as well as investments in infrastructure for our G by GUESS and MARCIANO brand concepts and certain store impairment charges, net of lower retail advertising and marketing costs. Currency translation accounted for $0.5 million of the increase in earnings from operations for our Canadian retail stores. The prior year quarter also included the one-time cumulative increase to revenue and earnings of $3.1 million related to gift card breakage.

•                  Earnings from operations for the wholesale segment increased by $0.6 million to $10.8 million for the quarter ended August 2, 2008, compared to $10.2 million for the quarter ended August 4, 2007.  The increase was driven by higher sales and resulting gross profit in our North American wholesale and Asian operations, partially offset by higher product related costs and additional occupancy and SG&A expenses, largely to support the investment in our expanding Asian operations. Currency translation fluctuations were negligible for our wholesale business.

•                  Earnings from operations for the European segment increased $20.7 million to $40.1 million for the quarter ended August 2, 2008, compared to $19.4 million for the quarter ended August 4, 2007. The increase was primarily due to the higher sales and gross profit resulting from growth in our existing European wholesale businesses and growth in our Company-owned retail business, and our acquisition of Barn, partially offset by higher volume related operating costs and investments in infrastructure.  Currency translation fluctuations accounted for $5.2 million of the increase in earnings from operations for our European operations.

•                  Earnings from operations for the licensing segment increased by $3.4 million to $22.5 million for the quarter ended August 2, 2008, compared to $19.1 million for the quarter ended August 4, 2007.  The increase was the result of higher revenues generated by our licensees in several product categories, especially handbags, watches and footwear. This increase was partially offset by higher advertising and marketing costs and the loss of royalty revenue from Barn, the former kids licensee which we now operate directly and report as part of our European operations.

•                  Unallocated corporate overhead increased by $1.5 million to $18.6 million for the quarter ended August 2, 2008, compared to $17.1 million for the quarter ended August 4, 2007. The increase was primarily due to higher performance-based compensation costs and professional fees.

The increase in gross margin combined with the decrease in SG&A spending as a percentage of net revenues resulted in an increase in operating margin of 120 basis points to 16.5% for the quarter ended August 2, 2008 from 15.3% for the prior year quarter. The one-time cumulative increase to revenue and earnings of $3.1 million related to gift card breakage benefited the prior year quarter operating margin by 70 basis points.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $0.8 million for the quarter ended August 2, 2008, compared to $0.4 million for the quarter ended August 4, 2007. The increase was due to a combination of higher average debt balances in Europe, higher average interest rates on the debt and currency translation. Total debt at August 2, 2008 was $58.9 million, and was comprised of $38.4 million of short-term bank debt from our European operations and $20.5 million of capital lease obligations relating to one of our Italian facilities.  The average debt balance for the quarter ended August 2, 2008 was $54.7 million, versus an average debt balance of $29.3 million for the quarter ended August 4, 2007. Interest income decreased to $1.6 million for the quarter ended August 2, 2008, compared to $2.0 million for the quarter ended August 4, 2007, due to lower interest rates on the invested cash, partially offset by higher average invested cash balances.

OTHER EXPENSE, NET. Other expense, net, was $0.7 million for the quarter ended August 2, 2008, compared to other income, net, of $0.5 million for the quarter ended August 4, 2007.  Other expense in the quarter ended August 2, 2008 consisted of unfavorable changes in the value of insurance policy investments, partially offset by gains related to changes in foreign exchange rates on forward contracts and other foreign currency transactions.

INCOME TAXES.  Income tax expense for the quarter ended August 2, 2008 was $30.6 million, or a 36.0% effective tax rate, compared to income tax expense of $24.0 million, or a 39.1% effective tax rate, for the quarter ended August 4, 2007.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  The lower tax rate in the current quarter was due to a higher proportion of earnings in lower tax jurisdictions.

MINORITY INTERESTS.  Minority interest expense for the three months ended August 2, 2008 was $0.6 million, net of taxes, as compared to a negligible amount of minority interest expense for the three months ended August 4, 2007. The increase was primarily due to the stronger performance of Focus and our Mexican joint venture, which were both profitable during the period.

NET EARNINGS. Net earnings increased by $16.3 million, or 43.6%, to $53.8 million for the quarter ended August 2, 2008, from $37.5 million for the quarter ended August 4, 2007. Diluted earnings per share increased to $0.57 per share for the quarter ended August 2, 2008 compared to $0.40 per share for the quarter ended August 4, 2007.

Six months ended August 2, 2008 and August 4, 2007

NET REVENUE.  Net revenue for the six months ended August 2, 2008 increased by $238.2 million, or 31.1%, to $1,004.4 million, from $766.2 million for the six months ended August 4, 2007.  All segments contributed to this revenue growth with double-digit percentage increases.

Net revenue from retail operations increased by $73.2 million, or 19.2%, to $454.3 million for the six months ended August 2, 2008, from $381.1 million for the six months ended August 4, 2007.  The increase was driven by a comparable store sales growth of 7.6% and an average of 52 net additional stores during the six months ended August 2, 2008 resulting in a net 12.2% increase in average square footage compared to the prior year period. Currency translation fluctuations accounted for $8.4 million of the increase in net revenue relating to our Canadian retail stores.

Net revenue from wholesale operations increased by $31.0 million, or 26.6%, to $147.5 million for the six months ended August 2, 2008, from $116.5 million for the six months ended August 4, 2007.  The majority of this revenue growth was generated from our expanding Asia operations, primarily in South Korea as well as in Greater China, versus the comparable prior-year period. Currency translation fluctuations unfavorably impacted revenues in our wholesale segment by $1.6 million.

Net revenue from European operations increased by $126.1 million, or 55.6%, to $352.9 million for the six months ended August 2, 2008, from $226.8 million for the six months ended August 4, 2007. All of our existing businesses in Europe contributed to this growth, including Barn, which we acquired in January 2008.  Currency translation fluctuations accounted for $45.5 million of the increase in net revenue relating to our European operations.

Net royalty revenue from licensing operations increased by $7.8 million, or 18.7%, to $49.7 million for the six months ended August 2, 2008, from $41.9 million for the six months ended August 4, 2007.  Our accessories and footwear lines of business continue to drive the royalty revenue growth of our licensing segment which was partially offset by the loss of royalties from Barn, which we now operate directly and report as part of our European operations.

GROSS PROFIT. Gross profit increased by $112.6 million, or 33.1%, to $453.4 million for the six months ended August 2, 2008, from $340.8 million for the six months ended August 4, 2007.  The increase in gross profit primarily resulted from the following:

•                  Gross profit for the retail segment increased by $22.6 million, or 16.0%, to $164.4 million for the six months ended August 2, 2008, from $141.8 million in the prior year period, primarily due to higher sales volume and higher average selling prices, partially offset by higher occupancy and product related costs.

•                  Gross profit for the wholesale segment increased by $4.9 million, or 10.8%, to $49.7 million for the six months ended August 2, 2008, from $44.8 million in the prior year period, driven by higher sales volume in both our North American and our Asian businesses, partially offset by the impact of higher occupancy and product related costs to support such growth.

•                  Gross profit for the European segment increased by $77.3 million, or 68.8%, to $189.6 million for the six months ended August 2, 2008, from $112.3 million in the prior year period. The increase in our European gross profit was primarily attributable to higher sales volume in the existing European operations combined with a higher product margin and the acquisition of Barn in January 2008 and Focus Spain in October 2007.

•                  Gross profit for the licensing segment increased by $7.8 million, or 18.7%, to $49.7 million for the six months ended August 2, 2008, from $41.9 million in the prior year period. The licensing gross profit improvement resulted from higher sales of accessory products, especially watches and handbags, and footwear by our licensees.

Gross margin (gross profit as a percentage of total net revenues) improved 60 basis points to 45.1% for the six months ended August 2, 2008, from 44.5% for the six months ended August 4, 2007.  The improvement in gross margin was driven by the higher product margins in our European segment and an overall sales mix shift toward our higher margin European business, partially offset by lower gross margins in our retail and wholesale segments driven by higher product related and occupancy costs.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $69.0 million, or 30.9%, to $292.5 million for the six months ended August 2, 2008, from $223.5 million for the six months ended August 4, 2007. About $32.7 million of the increase was attributable to higher store selling, merchandising and distribution costs due to the higher sales volumes. Approximately $22.4 million of the increase was attributable to spending to support newer businesses, including Barn, Focus Spain, our G by GUESS brand, and Greater China, as well as spending to support our new European headquarters in Lugano, Switzerland. The remaining increase was driven by performance-based compensation costs, store impairment charges and higher advertising and marketing costs.

As a percentage of net revenue, SG&A expense improved slightly to 29.1% for the six months ended August 2, 2008, compared to 29.2% for the six months ended August 4, 2007, driven by operating leverage in our existing North American and European businesses and corporate overhead leverage, partially offset by infrastructure investments and our new businesses in Europe.

EARNINGS FROM OPERATIONS. Earnings from operations increased by $43.6 million, or 37.2%, to $160.9 million for the six months ended August 2, 2008, compared with earnings from operations of $117.3 million for the six months ended August 4, 2007. The increase in earnings from operations primarily resulted from the following:

•                  Earnings from operations for the retail segment increased by $5.3 million to $53.0 million for the six months ended August 2, 2008, compared to $47.7 million for the six months ended August 4, 2007.  The increase was driven by the higher sales and resulting gross profit which included the impact of higher product related costs and increased occupancy costs to support the larger store base. This growth was partially offset by higher selling and administrative expenses to support such higher sales, as well as investments in infrastructure for our G by GUESS and MARCIANO brand concepts and certain store impairment charges, net of lower retail advertising and marketing costs. Currency translation accounted for $1.4 million of the increase in earnings from operations for our Canadian retail stores. The prior year’s six month period also included the one-time cumulative increase to revenue and earnings of $3.1 million related to gift card breakage.

•                  Earnings from operations for the wholesale segment increased by $2.4 million to $23.3 million for the six months ended August 2, 2008, compared to $20.9 million for the six months ended August 4, 2007.  This increase was driven by higher sales in our Asian operations and our North American wholesale business, and the resulting gross profit, partially offset by higher product related costs and additional occupancy and SG&A expenses, largely to support the investment in our expanding Asian operations. Currency translation fluctuations were negligible for our wholesale business.

•                  Earnings from operations for the European segment increased by $33.0 million to $80.1 million for the six months ended August 2, 2008, compared to $47.1 million for the six months ended August 4, 2007. The increase was primarily due to the higher sales and gross profit resulting from growth in our existing European wholesale businesses and growth in our Company-owned retail business, and our acquisition of Barn. This increase was partially offset by higher volume related operating costs and infrastructure investments, and higher advertising and marketing costs.  Currency translation fluctuations accounted for $9.9 million of the increase in earnings from operations for our European operations.

•                  Earnings from operations for the licensing segment increased by $6.3 million to $42.8 million for the six months ended August 2, 2008, compared to $36.5 million for the six months ended August 4, 2007.  The improvement was the result of higher revenues generated by our licensees as a result of increased sales of accessories and footwear products. This increase was partially offset by higher advertising and marketing costs and the loss of royalty revenue from Barn, the former kids licensee which we now operate directly and report as part of our European operations.

•                  Unallocated corporate overhead increased by $3.5 million to $38.3 million for the six months ended August 2, 2008, compared to $34.8 million for the six months ended August 4, 2007. This increase was primarily due to performance-based compensation costs and higher global advertising and marketing spend.

The increase in gross margin combined with the slight improvement in SG&A spending as a percentage of net revenues resulted in an improvement in operating margin of 70 basis points to 16.0% for the six months ended August 2, 2008 as compared to 15.3% for the six months ended August 4, 2007.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $1.8 million for the six months ended August 2, 2008, compared to $1.3 million for the six months ended August 4, 2007. The increase was due to a combination of higher average debt balances in Europe and currency translation. Total debt at August 2, 2008 was $58.9 million, and was comprised of $38.4 million of short-term bank debt from our European operations and $20.5 million of capital lease obligations relating to one of our Italian facilities.  The average debt balance for the six months ended August 2, 2008 was $58.2 million, versus an average debt balance of $41.7 million for the six months ended August 4, 2007. Interest income decreased to $3.1 million for the six months ended August 2, 2008, compared to $3.7 million for the six months ended August 4, 2007, due to lower interest rates on the invested cash, partially offset by higher average invested cash balances.

OTHER EXPENSE, NET. Other expense, net, was $1.6 million for the six months ended August 2, 2008, compared to $0.4 million for the six months ended August 4, 2007. Other expense, net, in the six months ended August 2, 2008 consisted of losses related to changes in foreign exchange rates on forward contracts and other foreign currency transactions and unfavorable changes in the value of insurance policy investments.

INCOME TAXES.  Income tax expense for the six months ended August 2, 2008 was $57.8 million, or a 36.0% effective tax rate, compared to income tax expense of $46.4 million, or a 38.9% effective tax rate, for the six months ended August 4, 2007.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  The lower tax rate in the current six months was primarily due to a higher proportion of earnings in lower tax jurisdictions.

MINORITY INTERESTS.  Minority interest expense for the six months ended August 2, 2008 was $1.1 million, net of taxes, as compared to a negligible amount of minority interest income for the six months ended August 4, 2007. The increase in minority interest expense was primarily due to the stronger performance of Focus and our Mexican joint venture, which were profitable during the period.

NET EARNINGS. Net earnings increased by $28.6 million, or 39.2%, to $101.6 million for the six months ended August 2, 2008, from $73.0 million for the six months ended August 4, 2007. Diluted earnings per share increased to $1.08 per share for the six months ended August 2, 2008 compared to $0.78 per share for the six months ended August 4, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We need liquidity primarily to fund our working capital in Europe, the expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our shareholders. During the six months ended August 2, 2008, we relied on trade credit, available cash, short-term borrowings from our European bank facilities, real estate leases, and internally generated funds to finance our operations and expansion.  We anticipate that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and dividend payments to shareholders, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe, as described below under “- Credit Facilities.” Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in two diversified municipal money market funds. The funds, which are both AAA rated, are comprised of high-quality, liquid investments. As of August 2, 2008, we do not have any exposure to auction-rate security investments in these funds. Please see “- Important Notice Regarding Forward-Looking Statements” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

Operating Activities

Net cash provided by operating activities was $112.1 million for the six months ended August 2, 2008 compared to $61.8 million for the six months ended August 4, 2007, or an improvement of $50.3 million. The change was driven by a $28.6 million growth in net income for the six months ended August 2, 2008 versus the prior year period and higher non-cash expense adjustments. Additional investments in inventory were more than offset by growth in accounts payable.

At August 2, 2008, the Company had working capital (including cash and cash equivalents) of $477.0 million compared to $426.4 million at February 2, 2008 and $330.9 million at August 4, 2007. The Company’s primary working capital needs are for inventory and accounts receivable.  Accounts receivable at August 2, 2008 amounted to $288.2 million, up $101.3 million, compared to $186.9 million at August 4, 2007.  Approximately $80.6 million of the increase resulted from the growth in accounts receivable related to our European businesses, which totaled $206.4 million at August 2, 2008 versus $125.8 million at August 4, 2007.  Our North American wholesale, licensing and Asian businesses accounted for the remaining growth in receivables.  Approximately $123.2 million of the $288.2 million in accounts receivable at August 2, 2008 were insured for collection purposes or subject to certain bank guarantees. Currency translation fluctuations accounted for $23.4 million of the increase in accounts receivable. Inventory at August 2, 2008 amounted to $258.9 million, up $32.5 million compared to $226.4 million at August 4, 2007. Most of this increase was attributed to our existing North American and European operations to support anticipated sales in these businesses, with the remaining increase driven by the Company’s newer businesses, including Greater China, Mexico, and our G by GUESS store concept. Currency fluctuations resulted in a higher translation impact on the current quarter’s ending inventory of approximately $11.6 million compared to the prior year quarter amount.

Investing Activities

Net cash used in investing activities decreased to $56.0 million for the six months ended August 2, 2008, compared to $57.7 million for the six months ended August 4, 2007. Cash used in investing activities relates to capital expenditures incurred on new store openings and existing store remodeling programs in the U.S. and Canada, expansion in Europe and Asia, investments in information systems and other enhancements. During the first half of this fiscal year, the Company opened 35 new stores in the U.S. and Canada compared to 20 new stores that were opened and 18 existing stores that were converted to the G by GUESS concept in the comparable prior year period.

Financing Activities

Net cash used in financing activities increased to $38.8 million for the six months ended August 2, 2008, compared to $13.6 million for the six months ended August 4, 2007.  The increase in net cash used in financing activities in the current period compared to the prior year period was primarily due to the repurchase of shares of the Company’s common stock under the 2008 Share Repurchase Program, decrease in proceeds from stock option exercises and higher dividend payments, partially offset by increased borrowings.

Dividend Policy

On March 19, 2008, the Company announced a quarterly cash dividend of $0.08 per share on the Company’s common stock. The cash dividend was paid on April 18, 2008 to shareholders of record as of the close of business on April 2, 2008.

On June 3, 2008, the Company announced a quarterly cash dividend of $0.08 per share on the Company’s common stock. The cash dividend was paid on July 3, 2008 to shareholders of record as of the close of business on June 18, 2008.

On September 3, 2008, the Company announced a quarterly cash dividend of $0.10 per share on the Company’s common stock. The cash dividend will be payable on October 3, 2008 to shareholders of record at the close of business on September 17, 2008.

Capital Expenditures

Gross capital expenditures totaled $50.3 million, before deducting lease incentives of $4.6 million, for the six months ended August 2, 2008. This compares to gross capital expenditures of $44.1 million, before deducting lease incentives of $6.0 million, for the six months ended August 4, 2007. The Company’s capital expenditures for the full fiscal year 2009 are planned at approximately $133 million (before deducting estimated lease incentives of approximately $7 million), primarily for retail store expansion of approximately 57 stores in the U.S. and Canada, store remodeling programs, expansion in Europe and Asia, investments in information systems and other infrastructure upgrades. In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. At August 2, 2008, the Company had $27.2 million in outstanding standby letters of credit, $24.8 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $266.0 million, limited primarily by accounts receivable balances at the time of borrowing, except for one borrowing agreement which is partially secured by a $15.0 million standby letter of credit issued under the Company’s Credit Facility. Based on the applicable accounts receivable balances at August 2, 2008 and the standby letter of credit, the Company could have borrowed up to approximately $228.1 million under these agreements. However, the Company’s ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At August 2, 2008, the Company had $38.4 million of outstanding borrowings and $8.6 million in outstanding documentary letters of credit under these agreements. The agreements are denominated in Euros, have no financial ratio covenants and provide for annual interest rates ranging from 4.3% to 6.4%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At August 2, 2008, the capital lease obligation was $20.5 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument resulting in a fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of August 2, 2008 was approximately $1.0 million.

From time-to-time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized the new 2008 Share Repurchase Program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the six months ended August 2, 2008, share repurchases under the 2008 Share Repurchase Program were $33.0 million, all of which occurred in the quarter ended August 2, 2008. See “Part II. Other Information - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for further details.

SEASONALITY

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. Due to the seasonality of the business, the results for any particular quarter may not be indicative of results for the full year. U.S. retail operations are generally stronger from July through December, and U.S. wholesale operations generally experience stronger performance from July through November. The European operations are largely wholesale driven and have historically operated with two primary selling seasons. The Spring/Summer season primarily ships in January, February and March and the Fall/Winter season primarily ships in July, August and September. The remaining months of the year are relatively smaller shipping months in Europe. The Company’s goal is to reduce these seasonal effects in Europe by shipping product to customers more evenly throughout the year and benefit from reorders later in each season.

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

U.S. Backlog

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 72 hours. The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to our customers’ stores. Regarding our U.S. wholesale backlog, the scheduling of market weeks or the discontinuance of a product line can affect the amount of orders booked in the backlog compared to the same date in the prior year. We estimate that if we were to normalize the orders for last year’s backlog to make the comparison consistent with the current year, then the current backlog at September 10, 2008 would be down about 5.6% from the prior year’s backlog at September 8, 2007. Not taking into account the normalization of backlog, our U.S. wholesale backlog as of September 10, 2008, consisting primarily of orders for fashion apparel, was approximately $59.4 million, compared to $64.4 million for such orders at September 8, 2007, or down 7.8%. In addition, the lower backlog as of September 10, 2008 reflects the impact of a recent shift to more immediate based buying programs by our major customers.

Europe Backlog

Our European business operates with two primary wholesale selling seasons. The Spring/Summer season, which ships mostly in January, February and March and the Fall/Winter season, which ships mostly in July, August and September. Generally, the other months are relatively smaller shipping months. However, customers have the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs. Accordingly, a certain amount of orders in the backlog may be shipped outside of the traditional shipping months. As of August 27, 2008, the European operations backlog was approximately €168.6 million, compared to €149.5 million at August 28, 2007, or up 12.8%. The backlog as of August 27, 2008, comprises sales orders for our Fall/Winter 2008 and Spring/Summer 2009 seasons and includes our new Barn operation which was acquired at the end of the prior fiscal year. As discussed above, these orders are subject to cancellation and may not be indicative of eventual actual shipments. In addition, the timing of receipt of orders from our customers may impact the amount of orders booked in the backlog at a particular point in time.

Application of Critical Accounting Policies

Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 2, 2008, filed with the SEC on April 1, 2008. There have been no significant changes to our critical accounting policies during the quarter ended August 2, 2008.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP SFAS 157-1 and FSP SFAS 157-2. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 will delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP SFAS 157-2. The Company adopted SFAS 157 effective February 3, 2008 for all financial assets and liabilities as required. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information. The adoption did not have a material impact on the Company’s financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which replaces FASB Statement 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s consolidated financial statements relating to potential future acquisitions.

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

In April 2008, the FASB issued FSP No. FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of FSP FAS 142-3 on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. FSP EITF 03-6-1 also requires retrospective application to all periods presented. FSP EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of FSP EITF 03-6-1 on the Company’s consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

EXCHANGE RATE RISK

Roughly half of the product sales and licensing revenue recorded for the six months ended August 2, 2008 were denominated in United States dollars. The Company’s primary exchange rate risk relates to operations in Canada and Europe. The Company enters into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

Forward Contracts Designated as Cash Flow Hedges

During the six months ended August 2, 2008, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$10.0 million and US$16.0 million, respectively, to hedge forecasted merchandise purchases that were designated as cash-flow hedges at August 2, 2008. As of August 2, 2008, the Company had forward contracts outstanding for its European and Canadian operations of US$5.0 million and US$25.4 million, respectively, that are expected to mature over the next nine months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, and are recognized in cost of goods sold in the period which approximates the time the hedged merchandise inventory is sold.

As of August 2, 2008, accumulated other comprehensive income included an unrealized gain of approximately US$0.7 million, net of tax, that will be recognized as a reduction to cost of goods sold over the following 13 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At August 2, 2008, the unrealized net gain of the remaining open forward contracts recorded on the balance sheet was approximately US$1.2 million. The ineffective portion was immaterial during the six months ended August 2, 2008 and was recorded in net earnings.

At February 2, 2008, the Company had Canadian dollar forward contracts designated as cash flow hedges to purchase US$27.0 million with an unrealized gain recorded on the balance sheet of approximately US$0.1 million.

Foreign Currency Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes.  Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.  For the six months ended August 2, 2008, the Company recorded a loss of US$3.6 million for the Canadian and Euro foreign currency contracts, which has been included in other income and expense.  At August 2, 2008, the Company had Canadian dollar foreign currency contracts to purchase US$20.0 million expected to mature over the next six months and Euro foreign currency contracts to purchase US$68.8 million expected to mature over the next eight months.  At August 2, 2008, the net unrealized losses of these Canadian dollar and Euro forward contracts recorded on the balance sheet were approximately US$2.2 million, primarily relating to Euro forward contracts.

At February 2, 2008, the Company had Canadian dollar and Euro currency exchange contracts not designated as cash flow hedges to purchase US$26.0 million and US$87.6 million, respectively.  At February 2, 2008, the unrealized losses of these Canadian dollar and Euro forward contracts were approximately US$3.3 million, primarily relating to the Euro forward contracts.

Sensitivity Analysis

At August 2, 2008, a sensitivity analysis of changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the foreign exchange derivatives, the fair value of the instruments would have decreased by US$13.4 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the foreign exchange derivatives, the fair value of these instruments would have increased by US$10.9 million. Any resulting changes in the fair value of the hedged instruments would have been partially offset by changes in the fair value of certain balance sheet positions impacted by the change in the foreign currency rate.

INTEREST RATE RISK

At August 2, 2008, approximately 34.7% of the Company’s indebtedness related to a capital lease obligation which is covered by an interest rate swap agreement resulting in a fixed interest rate of 3.55% over the life of the lease obligation. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest rate swap increased other income, net by $0.5 million during the six months ended August 2, 2008. Substantially all of the Company’s remaining indebtedness, principally consisting of short-term borrowings under the short-term European borrowing agreements, are at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have increased interest expense for the six months ended August 2, 2008 by approximately $0.3 million.

At August 2, 2008, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

ITEM 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report.

There was no change in our internal control over financial reporting during the second quarter of the fiscal year ending January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian subsidiary, Maco Apparel S.p.A. (“Maco”), in Florence, Italy, which was acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004 and 2005 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The Custom Authorities have filed several claims which are heard independently within various sections of the Florence Provincial Tax Commission. Each claim represents a portion of the period under review. The first hearings with the Florence Provincial Tax Commission commenced on October 29, 2007. Judgments for a number of the claims have been received that were favorable to the Company on certain aspects of the claims and unfavorable on other aspects of the claims. The Company will appeal the unfavorable aspects of the judgments. The Company has concluded that the amount of any possible loss is not expected to be material to the Company’s consolidated earnings before income taxes and that the likelihood of incurring a loss is less than probable. Accordingly, no liability related to this matter has been accrued.

The Company is also involved in various employment-related claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. No material amounts were accrued as of August 2, 2008 related to any of the Company’s legal proceedings.

ITEM 1A.  Risk Factors.

There have not been any material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008, filed with the SEC on April 1, 2008.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Items (a) and (b) are not applicable.

Item (c). Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

May 4, 2008 to May 31, 2008
Repurchase program (1)	—	—	—	$200,000,000
Employee transactions (2)	2,170	$41.16	—	—
June 1, 2008 to July 5, 2008
Repurchase program (1)	8,700	$36.49	8,700	$199,682,531
Employee transactions (2)	736	$41.88	—	—
July 6, 2008 to August 2, 2008
Repurchase program (1)	942,300	$34.71	942,300	$166,972,445
Employee transactions (2)	—	—	—	—
Total
Repurchase program (1)	951,000	$34.73	951,000
Employee transactions (2)	2,906	$41.34	—

(1) On March 19, 2008, the Company announced that its Board of Directors had authorized the new 2008 Share Repurchase Program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.

(2) Consists of shares surrendered to, or withheld by, the Company in satisfaction of employee tax withholding obligations that occur upon vesting of restricted stock awards granted under the Company’s 2004 Equity Incentive Plan, as amended.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on June 17, 2008 (the “Meeting”). Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management’s nominees for director as listed in the Proxy Statement. At the Meeting, the shareholders elected three directors and ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2009. There were no other proposals voted upon by the shareholders at the Meeting. The shareholders voted at the Meeting as follows:

Description	For	Against	Withheld	Abstain	Broker Non-Votes

Election of Maurice Marciano	79,078,476	N/A	11,569,769	N/A	N/A

Election of Kay Isaacson-Leibowitz	84,134,736	N/A	6,513,509	N/A	N/A

Election of Alex Yemenidjian	84,135,050	N/A	6,513,195	N/A	N/A

Ratification of appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending January 31, 2009	89,497,084	1,130,185	N/A	20,976	N/A

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Exhibit Number	Description
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

Guess?, Inc.

Date: September 10, 2008	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President and Chief Operating Officer

Date: September 10, 2008	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)