Form 10-Q
period 2008-11-01
GUESS INC
filed 2008-12-11
CIK 912463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended November 1, 2008

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

As of December 4, 2008, the registrant had 94,202,371 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Nov. 1, 2008	Feb. 2, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$236,601	$275,595
Accounts receivable, net	299,653	254,400
Inventories	252,973	232,159
Prepaid expenses and other current assets	50,150	31,411
Deferred tax assets	17,706	21,174
Total current assets	857,083	814,739
Property and equipment, net	243,704	229,917
Goodwill	27,142	29,431
Other intangible assets, net	17,585	23,708
Long-term deferred tax assets	54,322	57,726
Other assets	46,844	30,707
	$1,246,680	$1,186,228

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of borrowings and capital lease obligations	$45,555	$35,254
Accounts payable	173,330	210,258
Accrued expenses	132,074	142,779
Total current liabilities	350,959	388,291
Borrowings and capital lease obligations	14,494	18,724
Long-term deferred rent and lease incentives	47,239	40,036
Long-term deferred royalties	21,279	27,062
Other long-term liabilities	47,832	49,152
	481,803	523,265

Minority interests	8,996	5,989

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 135,829,058 and 135,051,396 shares, outstanding 94,211,406 and 94,337,674 shares, at November 1, 2008 and February 2, 2008, respectively	942	943
Paid-in capital	278,146	255,486
Retained earnings	683,912	542,856
Accumulated other comprehensive income	(22,412)	9,529
Treasury stock, 41,617,652 and 40,713,722 shares at November 1, 2008 and February 2, 2008, respectively	(184,707)	(151,840)
Total stockholders’ equity	755,881	656,974
	$1,246,680	$1,186,228

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Nov. 1, 2008	Nov. 3, 2007	Nov. 1, 2008	Nov. 3, 2007
Net revenue:
Product sales	$499,994	$446,672	$1,454,685	$1,171,054
Net royalties	27,934	22,407	77,635	64,261
	527,928	469,079	1,532,320	1,235,315
Cost of product sales	286,116	250,598	837,114	676,069
Gross profit	241,812	218,481	695,206	559,246

Selling, general and administrative expenses	142,432	122,837	434,891	346,307
Earnings from operations	99,380	95,644	260,315	212,939

Other (income) expense:
Interest expense	1,706	888	3,530	2,199
Interest income	(2,000)	(1,636)	(5,086)	(5,384)
Other (income) expense, net	3,717	(685)	5,349	(324)
	3,423	(1,433)	3,793	(3,509)

Earnings before income tax expense and minority interests	95,957	97,077	256,522	216,448

Income tax expense	31,721	37,648	89,526	84,047
Minority interests expense	219	1,155	1,346	1,118

Net earnings	$64,017	$58,274	$165,650	$131,283

Earnings per share:
Basic	$0.69	$0.63	$1.79	$1.42
Diluted	$0.69	$0.62	$1.77	$1.40

Dividends declared per share	$0.10	$0.08	$0.26	$0.20

Weighted average shares outstanding:
Basic	92,438	92,516	92,799	92,194
Diluted	93,309	93,760	93,743	93,515

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended
	Nov. 1, 2008	Nov. 3, 2007

Cash flows from operating activities:
Net earnings	$165,650	$131,283
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	38,828	32,566
Amortization of intangible assets	6,187	4,270
Share-based compensation expense	17,053	13,541
Forward contract (gains) losses	(14,955)	7,089
Net loss on disposition of long-term assets and property and equipment	2,891	1,547
Other items, net	(12,761)	2,429
Minority interests	1,346	1,118
Changes in operating assets and liabilities:
Accounts receivable	(45,253)	(153,958)
Inventories	(20,184)	(51,080)
Prepaid expenses and other assets	(8,872)	(15,339)
Accounts payable and accrued expenses	(42,645)	74,298
Long-term deferred rent and lease incentives	7,203	9,618
Deferred royalties	(5,783)	(5,108)
Other long-term liabilities	4,742	2,680
Net cash provided by operating activities	93,447	54,954
Cash flows from investing activities:
Purchases of property and equipment	(69,391)	(78,316)
Net cash settlement of forward contracts	(3,526)	(4,485)
Purchases of long-term investments and deposits on property and equipment	(9,518)	(14,886)
Net cash used in investing activities	(82,435)	(97,687)
Cash flows from financing activities:
Certain short-term borrowings, net	11,301	24,577
Repayment of borrowings and capital lease obligation	(2,317)	(1,313)
Dividends paid	(24,594)	(18,743)
Minority interest capital contributions	1,408	490
Issuance of common stock, net of nonvested award repurchases	690	6,712
Excess tax benefits from share-based compensation	5,328	10,517
Purchase of treasury stock	(33,051)	—
Net cash (used in) provided by financing activities	(41,235)	22,240
Effect of exchange rates on cash and cash equivalents	(8,771)	4,754
Net decrease in cash and cash equivalents	(38,994)	(15,739)
Cash and cash equivalents at beginning of period	275,595	207,617
Cash and cash equivalents at end of period	$236,601	$191,878

Supplemental cash flow data:
Interest paid	$3,090	$1,551
Income taxes paid	$77,905	$60,535

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 1, 2008

(unaudited)

(1)                                 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of November 1, 2008 and February 2, 2008, the condensed consolidated statements of income for the three and nine months ended November 1, 2008 and November 3, 2007, and the condensed consolidated statements of cash flows for the nine months ended November 1, 2008 and November 3, 2007. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended November 1, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.  The Company has made certain reclassifications to the prior year’s consolidated financial statements to conform to classifications in the current year. These reclassifications had no impact on previously reported results of operations.

The three and nine month periods ended November 1, 2008 had the same number of days as the three and nine month periods ended November 3, 2007.

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

Weighted-average common shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	Nov. 1, 2008	Nov. 3, 2007	Nov. 1, 2008	Nov. 3, 2007
Weighted average shares used in basic computations	92,438	92,516	92,799	92,194
Dilutive equity awards	871	1,244	944	1,321
Weighted average shares used in diluted computations	93,309	93,760	93,743	93,515

For the three months ended November 1, 2008 and November 3, 2007, options for 1,100,509 and 237,817, respectively, of the Company’s shares and for the nine months ended November 1, 2008 and November 3, 2007, options for 963,654 and 293,065, respectively, of the Company’s shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

The Company also excluded 1,077,000 nonvested stock awards and 563,400 nonvested stock options granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to certain performance-based annual vesting conditions which had not been achieved by the end of the three and nine month periods ended November 1, 2008. Assuming the current fiscal year’s annual performance criteria had been achieved as of November 1, 2008, the incremental dilutive impact would have been approximately 135,028 and 87,960 shares, respectively, for the three and nine month periods then ended.

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock (the “2008 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the nine months ended November 1, 2008, the Company repurchased 951,000 shares under the 2008 Share Repurchase Program at an aggregate cost of $33.1 million. All such share repurchases were made during the three months ended August 2, 2008.

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

A reconciliation of comprehensive income for the three and nine months ended November 1, 2008 and November 3, 2007 is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	Nov. 1, 2008		Nov. 3, 2007	Nov. 1, 2008	Nov. 3, 2007
Net earnings	$64,017		$58,274	$165,650	$131,283
Foreign currency translation adjustment	(49,946	) (a)	10,500	(43,270)	20,705
Unrealized gain (loss) on hedges, net of tax effect	8,071		(1,794)	10,256	(3,237)
Unrealized gain (loss) on investments, net of tax effect	(121)		32	(230)	(67)
SERP prior service cost and actuarial valuation loss amortization, net of tax effect	449		358	1,303	1,074
Comprehensive income	$22,470		$67,370	$133,709	$149,758

(a) The loss of $49.9 million related to foreign currency translation adjustments for the three months ended November 1, 2008 reflects the impact of the decline in certain foreign currency values relative to the U.S. dollar during that period.  As of November 1, 2008, approximately 39% of the Company’s assets were denominated in currencies other than the U.S. dollar.

(4)                                 Accounts Receivable

Accounts receivable consists of trade receivables primarily relating to the Company’s wholesale businesses in Europe, North America and Asia. The Company provided for allowances relating to these receivables of $22.2 million and $20.3 million, at November 1, 2008 and February 2, 2008, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations, for which the Company recorded an allowance for doubtful accounts of $0.6 million and $0.3 million at November 1, 2008 and February 2, 2008, respectively. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)                                 Inventories

Inventories consist of the following (in thousands):

	Nov. 1, 2008	Feb. 2, 2008
Raw materials	$9,166	$6,506
Work in progress	3,725	5,596
Finished goods — Europe	50,017	87,459
Finished goods — Retail	139,991	92,965
Finished goods — Wholesale	50,074	39,633
	$252,973	$232,159

As of November 1, 2008 and February 2, 2008, inventories had been written down to the lower of cost or market by $22.4 million and $21.2 million, respectively.

(6)                                 Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The Company’s effective income tax rate decreased 390 basis points to 34.9% for the nine months ended November 1, 2008 compared to 38.8% in the nine months ended November 3, 2007 primarily due to a higher proportion of earnings in lower tax jurisdictions.

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

Net revenue and earnings from operations are summarized as follows for the three and nine months ended November 1, 2008 and November 3, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	Nov. 1, 2008	Nov. 3, 2007	Nov. 1, 2008	Nov. 3, 2007
Net revenue:
Retail operations	$235,074	$210,407	$689,371	$591,509
Wholesale operations	78,760	76,901	226,257	193,375
European operations	186,160	159,363	539,057	386,170
Licensing operations	27,934	22,408	77,635	64,261
	$527,928	$469,079	$1,532,320	$1,235,315

Earnings (loss) from operations:
Retail operations	$27,378	$31,440	$80,358	$79,093
Wholesale operations	13,839	17,261	37,184	38,155
European operations	49,541	45,856	129,628	92,939
Licensing operations	24,075	17,969	66,852	54,433
Corporate overhead	(15,453)	(16,882)	(53,707)	(51,681)
	$99,380	$95,644	$260,315	$212,939

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(8)                                 Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	Nov. 1, 2008	Feb. 2, 2008
Short-term borrowings with European banks	$43,494	$32,742
European capital lease, maturing quarterly through 2016	16,555	20,422
Other loans	—	814
	60,049	53,978
Less current installments	45,555	35,254
Long-term borrowings and capital lease obligations	$14,494	$18,724

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. At November 1, 2008, the Company had $20.0 million in outstanding standby letters of credit, $16.6 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $220.2 million, limited primarily by accounts receivable balances at the time of borrowing, except for one borrowing agreement which is partially secured by a $10.0 million standby letter of credit issued under the Company’s Credit Facility. Based on the applicable accounts receivable balances at November 1, 2008 and the standby letter of credit, the Company could have borrowed up to approximately $208.5 million under these agreements. However, the Company’s ability to borrow outside the Credit Facility through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At November 1, 2008, the Company had $43.5 million of outstanding borrowings and $33.3 million in outstanding documentary letters of credit under these agreements. The agreements are primarily denominated in Euros, have no financial ratio covenants and provide for annual interest rates ranging from 3.6% to 6.3%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At November 1, 2008, the capital lease obligation was $16.6 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument resulting in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of November 1, 2008 was approximately $0.2 million.

From time-to-time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

(9)                                 Share-Based Compensation

The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and nine months ended November 1, 2008 and November 3, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	Nov. 1, 2008	Nov. 3, 2007	Nov. 1, 2008	Nov. 3, 2007
Stock options	$1,456	$1,383	$4,202	$4,072
Nonvested stock awards/units	4,575	3,614	12,381	9,079
Employee Stock Purchase Plan	95	117	470	390
Total stock-based compensation expense	$6,126	$5,114	$17,053	$13,541

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $9.9 million and $50.7 million, respectively, as of November 1, 2008. This cost is expected to be recognized over a weighted-average period of 2.1 years. The weighted average fair values of stock options granted during the nine months ended November 1, 2008 and November 3, 2007 were $16.35 and $20.18, respectively.

On April 3, 2008, the Company made an annual grant of 337,080 stock options and 300,080 nonvested stock awards/units to its employees. On May 1, 2008, the Company granted 167,000 nonvested stock awards to certain employees which are subject to certain annual performance-based vesting conditions over a five year period.  On October 30, 2008, the Company granted 563,400 nonvested stock options to certain employees which are scheduled to vest over a four year period, subject to the achievement of performance-based vesting conditions for fiscal 2010.

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

Leases

The Company leases warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect at November 1, 2008, including a lease with respect to the Company’s corporate headquarters in Los Angeles, California which was amended on June 10, 2008 (the “First Amendment”). The corporate headquarters consist of approximately 355,000 square feet and serve primarily as the Company’s principal executive and administrative offices, design facilities and sales offices.

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

Aggregate rent expense under these related party leases for the nine months ended November 1, 2008 and November 3, 2007 was $2.8 million and $2.6 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements

The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through an independent third party management company contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management company, the Company has chartered and may from time-to-time continue to charter aircraft owned by MPM Financial at a discount from the third party management company’s preferred customer hourly charter rates. The total fees paid under these arrangements for the nine months ended November 1, 2008 and November 3, 2007 were approximately $1.2 million and $0.9 million, respectively.

These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

(11)                          Commitments and Contingencies

Leases

The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through January 2023. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 6%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through July 2013.

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

The Company is also involved in various other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. No material amounts were accrued as of November 1, 2008 related to any of the Company’s legal proceedings.

(12)         Supplemental Executive Retirement Plan

The components of net periodic pension cost for the three and nine months ended November 1, 2008 and November 3, 2007 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Nov. 1, 2008	Nov. 3, 2007	Nov. 1, 2008	Nov. 3, 2007
Service cost	$61	$53	$183	$159
Interest cost	579	431	1,737	1,293
Net amortization of unrecognized prior service cost	436	436	1,308	1,308
Net amortization of actuarial losses	232	145	696	435
Net periodic defined benefit pension cost	$1,308	$1,065	$3,924	$3,195

As a non-qualified pension plan, no funding of the SERP is required. However, the Company expects to make periodic payments into an insurance policy held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender value of the insurance policy was $12.8 million as of November 1, 2008 and is included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of November 1, 2008 (in thousands):

	Fair Value Measurements at Nov. 1, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$26,266	$—	$26,266
Interest rate swap	—	230	—	230
Securities available for sale	456	—	—	456
Total	$456	$26,496	$—	$26,952
Liabilities:
Deferred compensation obligations	—	7,285	—	7,285
Total	$—	$7,285	$—	$7,285

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

(14)         Foreign Currency Derivative Financial Instruments

The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts and swaps to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules as required by SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 (“SFAS 138”), “Accounting for Certain Derivatives and Certain Hedging Activities,” for certain of these hedges. The Company’s objective is to hedge the variability in forecasted cash flow due to the foreign currency risk (USD/Canadian dollar exchange rate or USD/Euro exchange rate) associated with certain anticipated inventory purchases on a first dollar basis for specific months.

Forward Contracts Designated as Cash Flow Hedges

During the nine months ended November 1, 2008, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$36.0 million and US$44.7 million, respectively, to hedge forecasted merchandise purchases that were designated as cash-flow hedges at November 1, 2008. As of November 1, 2008, the Company had forward contracts outstanding for its European and Canadian operations of US$31.0 million and US$40.8 million, respectively, that are expected to mature over the next 12 months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, and are recognized in cost of goods sold in the period which approximates the time the hedged merchandise inventory is sold.

As of November 1, 2008, accumulated other comprehensive income included an unrealized gain of approximately US$8.8 million, net of tax, that will be recognized as a reduction to cost of goods sold over the following 16 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At November 1, 2008, the unrealized net gain of the remaining open forward contracts recorded on the condensed consolidated balance sheet was approximately US$10.5 million. The ineffective portion was immaterial during the nine months ended November 1, 2008 and was recorded in net earnings.

At February 2, 2008, the Company had Canadian dollar forward contracts designated as cash flow hedges to purchase US$27.0 million with an unrealized gain recorded on the balance sheet of approximately US$0.1 million.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Three Months Ended Nov. 1, 2008	Nine Months Ended Nov. 1, 2008
Beginning balance (loss)	$710	$(1,475)
Net gains from changes in cash flow hedges	7,976	8,615
Net losses reclassified to income	95	1,641
Ending balance	$8,781	$8,781

Foreign Currency Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes.  Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.  For the nine months ended November 1, 2008, the Company recorded a gain of US$17.3 million for the Canadian dollar and Euro foreign currency contracts, which has been included in other income and expense.  At November 1, 2008, the Company had Canadian dollar foreign currency contracts to purchase US$40.3 million expected to mature over the next 12 months and Euro foreign currency contracts to purchase US$68.4 million expected to mature over the next 11 months.  At November 1, 2008, the net unrealized gains of these Canadian dollar and Euro forward contracts recorded on the condensed consolidated balance sheet were approximately US$15.8 million.

At February 2, 2008, the Company had Canadian dollar and Euro currency exchange contracts not designated as cash flow hedges to purchase US$26.0 million and US$87.6 million, respectively. At February 2, 2008, the unrealized losses of these Canadian dollar and Euro forward contracts recorded on the balance sheet were approximately US$3.3 million, primarily relating to the Euro forward contracts.

(15)         New Accounting Standards

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP SFAS 157-1 and FSP SFAS 157-2. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 will delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP SFAS 157-2. The Company adopted SFAS 157 effective February 3, 2008 for all financial assets and liabilities as required. Refer to Note 13, Fair Value Measurements, for additional information. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations. The Company is currently evaluating the potential impact of the adoption FSP SFAS 157-2 on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which replaces FASB Statement 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of the Company’s 2010 fiscal year. The Company will apply SFAS 141R to any future business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Accounting for Noncontrolling Interests,” which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP FAS 142-3 will be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008. Where applicable, the Company will apply FSP FAS 142-3 to future intangible assets acquired beginning in fiscal 2010.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its financial position or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. FSP EITF 03-6-1 also requires retrospective application to all periods presented. FSP EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of FSP EITF 03-6-1 on the Company’s consolidated financial statements.

(16)                          Subsequent Events

On December 4, 2008, the Company announced a regular quarterly cash dividend of $0.10 per share on the Company’s common stock. The cash dividend will be payable on January 2, 2009 to shareholders of record at the close of business on December 17, 2008.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to the Company’s expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth, e-commerce, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2008 and in “Part II, Item 1A. Risk Factors” of this Form 10-Q.

Global Economic Developments

The global economic environment has deteriorated over the past several months. The declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items.  This has affected our business as it is dependent on consumer demand for our products. In North America we are experiencing a significant slowdown in customer traffic and a highly promotional environment.  These same conditions are now spreading to many international markets.  If the global macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on the Company’s revenues and earnings across most of our segments for the remainder of the current fiscal year and continuing into fiscal 2010.

In addition, the recent deterioration in the global economic environment has resulted in significant volatility in the global currency markets.  The majority of our international operations are conducted in currencies other than the U.S. dollar, primarily the Canadian dollar, the Euro and the Korean won.  The recent volatility has resulted in a substantial strengthening of the U.S. dollar against these three currencies.  A relatively stronger U.S. dollar will result in our international operating results translating into lower U.S. dollar amounts.  These conditions could negatively impact our results of operations and the Company’s ability to generate both revenue and earnings growth. In addition, certain transactions that occur in Canada, Europe and Korea are denominated in U.S. dollars and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their local functional currencies.  These types of transactions include U.S. denominated purchases of merchandise, royalty liabilities and loans.  The Company enters into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on certain foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

General

The business segments of the Company are retail, wholesale, European and licensing operations. Information relating to these segments is summarized in Note 7 to the Condensed Consolidated Financial Statements. The Company believes this segment reporting reflects how its four business segments are managed and each segment’s performance is evaluated. The retail segment includes the Company’s retail operations in North America. The wholesale segment includes the wholesale operations in North America and our Asian operations. The European segment includes wholesale and retail operations in Europe and the Middle East. The licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

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

We acquired Focus Europe S.r.l. (“Focus”), our former licensee for GUESS by MARCIANO products in Europe, the Middle East and Asia, in December 2006, and its Spanish subsidiary (“Focus Spain”) in October 2007. We also acquired BARN S.r.l. (“Barn”), our former kids licensee in Europe, in January 2008. Each of these entities is reported in our European segment. G by GUESS is a new retail brand concept that was launched in early fiscal 2008 and is included in our retail segment. Our South Korea business, which we have operated directly since January 2007, and our Greater China business, launched in April 2007, are also relatively new businesses for us and are reported in our wholesale segment.

Unless the context indicates otherwise, when we refer to “we,” “us” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.

The three and nine month periods ended November 1, 2008 had the same number of days as the three and nine month periods ended November 3, 2007.

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

Executive Summary

The Company

The Company generated net earnings of $64.0 million, or diluted earnings of $0.69 per share, for the quarter ended November 1, 2008, compared to net earnings of $58.3 million, or diluted earnings of $0.62 per share, for the quarter ended November 3, 2007.

Total net revenues increased 12.5% to $527.9 million for the quarter ended November 1, 2008, from $469.1 million for the quarter ended November 3, 2007.  All of our business segments contributed to this growth. The European segment was the largest contributor to the revenue growth, delivering 46% of the increase to consolidated revenue. Our retail segment contributed 42% of the revenue increase, resulting from a larger store base, which represented a net 14.3% increase in average square footage, partially offset by a 0.8% decrease in comparable store sales compared to the quarter ended November 3, 2007. Our licensing segment contributed about 9% of the consolidated increase in revenues. Our wholesale business contributed the remaining 3% of the Company’s revenue increase, driven by revenue growth in our Asian operations.

Gross profit increased 10.7% to $241.8 million for the quarter ended November 1, 2008, compared to $218.5 million for the same period a year ago. Gross margin declined 80 basis points to 45.8% for the quarter ended November 1, 2008, compared to the same prior year period. The decline in gross margin was attributable to lower gross margins in our retail and wholesale segments, partially offset by higher product margins in our European segment and an overall sales mix shift towards our higher margin European and licensing businesses.

Selling, general and administrative (“SG&A”) expenses increased 16.0% to $142.4 million for the quarter ended November 1, 2008 compared to $122.8 million for the quarter ended November 3, 2007. The additional spending supported the increased sales volume this quarter as well as investments in our newer businesses and European infrastructure. As a percentage of revenues, SG&A expense increased 80 basis points to 27.0% for the quarter ended November 1, 2008, compared to the prior-year quarter, primarily driven by our European segment, including spending to support our newer businesses and new European headquarters in Lugano, Switzerland.

Overall, earnings from operations increased 3.9% to $99.4 million for the quarter ended November 1, 2008, compared to $95.6 million for the same period a year ago. Operating margin declined 160 basis points to 18.8% for the quarter ended November 1, 2008 compared to the quarter ended November 3, 2007. The lower gross margin and the higher SG&A rate contributed equally to the operating margin decline. The increase in earnings from operations included a favorable currency translation impact of $1.5 million for the quarter ended November 1, 2008 compared to the prior year quarter.

Other expense, net, totaled $3.7 million for the quarter ended November 1, 2008, compared to other income, net, of $0.7 million for the quarter ended November 3, 2007. The current quarter’s amount includes charges due to the decline in value of insurance policy investments, partially offset by net gains related to the revaluation of foreign currency forward contracts and other foreign currency transactions during the quarter ended November 1, 2008.

Our effective income tax rate decreased 570 basis points to 33.1% for the quarter ended November 1, 2008, compared to 38.8% in the prior year quarter due to a higher proportion of earnings in lower tax jurisdictions and to a reduction in the estimate of the current full year tax rate.

The Company had $236.6 million in cash and cash equivalents as of November 1, 2008, compared to $191.9 million as of November 3, 2007. Total debt, including capital lease obligations, as of November 1, 2008, was $60.0 million, down $1.4 million from $61.4 million as of November 3, 2007. The decrease in debt was driven primarily by currency translation fluctuations, partially offset by increases in seasonal working capital needs in our European segment. Accounts receivable increased by $3.1 million, or 1.0%, to $299.7 million at November 1, 2008, compared to $296.6 million at November 3, 2007. The increase in accounts receivable primarily supported the Company’s international growth, mainly in Europe. Changes in currency translation rates reduced the current quarter’s accounts receivable balance by approximately $34.3 million compared to the prior year quarter. Inventory increased by $30.0 million, or 13.5%, to $253.0 million as of November 1, 2008, compared to $223.0 million as of November 3, 2007. Most of this increase was to support the sales plan of our existing North American operations. The remaining inventory increase was related to newer businesses, including our Greater China operations, our G by GUESS store concept, Barn, and Mexico. The current quarter’s inventory balance includes a negative translation impact of approximately $22.6 million due to currency fluctuations compared to the prior year quarter.

Retail

Our retail segment, comprising North American full-priced retail and factory outlet stores and e-commerce, generated net sales of $235.1 million during the quarter ended November 1, 2008, an increase of $24.7 million, or 11.7%, from $210.4 million in the prior year period. This growth was driven by a larger store base, which represented a net 14.3% increase in average square footage compared to the prior year quarter. Comparable store sales for the quarter ended November 1, 2008 decreased 0.8% compared to the quarter ended November 3, 2007. Most of our product categories contributed to the revenue growth, with accessories being the largest contributor. Retail earnings from operations decreased by $4.0 million, or 12.9%, to $27.4 million for the quarter ended November 1, 2008, compared to $31.4 million for the quarter ended November 3, 2007. In addition, the operating margin decreased by 330 basis points to 11.6% in the quarter ended November 1, 2008, compared to 14.9% in the quarter ended November 3, 2007. The declines in both earnings from operations and operating margin were driven by lower product margins, combined with the unfavorable impact of the decrease in comparable store sales on retail operating expenses, partially offset by lower advertising spending.

In the quarter, we opened 15 new stores in the U.S. and Canada. We closed no stores during the quarter. At November 1, 2008, we operated 422 stores in the U.S. and Canada, comprised of 193 full-priced GUESS? retail stores, 103 GUESS? factory outlet stores, 52 MARCIANO stores, 29 GUESS? Accessories stores, 44 G by GUESS stores and one footwear store. This compares to 365 stores as of November 3, 2007. We have continued to develop our new store concepts, which include our MARCIANO branded stores and our G by GUESS stores, and we believe that over time these concepts can grow to become significant store chains.

Wholesale

Wholesale segment revenues increased by $1.9 million, or 2.4%, to $78.8 million for the quarter ended November 1, 2008, from $76.9 million for the quarter ended November 3, 2007. This increase was driven by revenue growth in our Asian operations, offsetting a small decline in our North American business. Earnings from operations for the wholesale segment decreased by $3.5 million, or 19.8%, to $13.8 million for the quarter ended November 1, 2008, from $17.3 million for the prior year period, driven by lower product margins in our North American wholesale business as well as higher product related costs and additional occupancy and SG&A expenses, largely to support our expanding Asian operations. Operating margin decreased by 480 basis points to 17.6% in the quarter ended November 1, 2008, compared to 22.4% for the quarter ended November 3, 2007. The lower North American wholesale product margins, additional operating expenses in Asia and the overall mix of our Asia business, where operating margins are lower than our North American wholesale business, drove the operating margin decrease.

Europe

In Europe, revenues increased by $26.8 million, or 16.8%, to $186.2 million for the quarter ended November 1, 2008, compared to $159.4 million for the quarter ended November 3, 2007. The majority of the revenue increase was generated by the European wholesale business, driven by growth in our existing GUESS-branded apparel business and the acquisition of Barn in January 2008. The current quarter was negatively impacted compared to the prior year as a result of our success in delivering more accessories and GUESS by MARCIANO product earlier in this fiscal year, resulting in a shift of sales into the second quarter that would have normally occurred in the current quarter. In addition, at November 1, 2008, we directly operated 54 stores in Europe compared to 33 stores at the prior year quarter end. European retail revenues, including the new stores, increased by 26.6% for the quarter ended November 1, 2008, compared to the prior year quarter. Earnings from operations from our European segment increased by $3.6 million, or 8.0%, to $49.5 million for the quarter ended November 1, 2008, from $45.9 million for the quarter ended November 3, 2007. This increase was driven by the higher sales and improved gross margin, which resulted in an increase to gross profit. These were offset by higher operating costs to support the sales growth, new businesses and increases to infrastructure spending. The increase in earnings from operations also includes a currency translation benefit of $3.4 million. Operating margin decreased 220 basis points to 26.6% in the quarter ended November 1, 2008, compared to 28.8% for the quarter ended November 3, 2007 due to higher SG&A spending as a percentage of revenues partially offset by the higher gross margin.

Licensing

Our licensing royalty revenues increased by $5.5 million, or 24.7%, to $27.9 million for the quarter ended November 1, 2008, from $22.4 million for the quarter ended November 3, 2007. This increase was driven by our licensees’ revenue growth in several product categories, especially watches, jewelry and handbags. We also no longer earn royalty revenue from Barn, which we now operate directly and report in our European segment. Licensing segment earnings from operations increased $6.1 million, or 34.0%, to $24.1 million for the quarter ended November 1, 2008, from $18.0 million for the quarter ended November 3, 2007. Operating margin increased 600 basis points to 86.2% in the quarter ended November 1, 2008 compared to 80.2% for the quarter ended November 3, 2007, primarily due to lower SG&A spending as a percentage of revenues.

Outside of the U.S. and Canada, in the quarter ended November 1, 2008, together with our partners, we opened 49 new stores, including 34 stores in Europe and the Middle East, 13 stores in Asia and two stores in Central America. We ended the third quarter of fiscal 2009 with 651 stores outside of the U.S. and Canada, of which 456 were GUESS? stores, 44 were GUESS by MARCIANO stores and 151 were GUESS? Accessories stores. Of the 651 stores, 84 were operated by the Company and 567 were operated by licensees or distributors. This store count does not include 162 concessions located primarily in South Korea, China and the United Kingdom because of their smaller store size in relation to our standard international store size.

Corporate Overhead

Corporate overhead expenses decreased by $1.4 million, or 8.5%, to $15.5 million for the quarter ended November 1, 2008, from $16.9 million for the quarter ended November 3, 2007. This decrease was driven by lower compensation related expenses, partially offset by higher professional fees.

RESULTS OF OPERATIONS

Three months ended November 1, 2008 and November 3, 2007

NET REVENUE. Net revenue for the quarter ended November 1, 2008 increased by $58.8 million, or 12.5%, to $527.9 million, from $469.1 million for the quarter ended November 3, 2007. All segments contributed to this revenue growth.

Net revenue from retail operations increased by $24.7 million, or 11.7%, to $235.1 million for the quarter ended November 1, 2008, from $210.4 million for the quarter ended November 3, 2007. The increase was driven by an average of 60 net additional stores during the quarter ended November 1, 2008 resulting in a net 14.3% increase in average square footage compared to the prior year period, partially offset by a decline in comparable store sales of 0.8%. Currency translation fluctuations relating to our Canadian retail stores unfavorably impacted net revenue in our retail segment by $3.8 million.

Net revenue from wholesale operations increased by $1.9 million, or 2.4%, to $78.8 million for the quarter ended November 1, 2008, from $76.9 million for the quarter ended November 3, 2007. The revenue growth was generated from our expanding Asia operations, primarily in Greater China where we, along with our partners, opened five stores and 15 concessions during the quarter. Our products were sold in the U.S. in approximately 1,057 doors at the end of the quarter compared to 1,005 doors at the end of the prior year quarter. Currency translation fluctuations, relating to both our Canadian and Korean operations, unfavorably impacted net revenue in our wholesale segment by $5.5 million.

Net revenue from European operations increased by $26.8 million, or 16.8%, to $186.2 million for the quarter ended November 1, 2008, from $159.4 million for the quarter ended November 3, 2007. The increase was driven by our existing European GUESS-branded wholesale apparel business and Barn, which we acquired in January 2008. These increases were partially offset by decreases in our accessories and GUESS by MARCIANO businesses primarily due to the shift in sales to the second quarter of this fiscal year resulting from planned changes in our delivery patterns. As of November 1, 2008, the Company directly operated 54 stores in Europe compared to 33 stores as of November 3, 2007. Currency translation fluctuations accounted for $7.9 million of the increase in net revenue from our European operations.

Net royalty revenue from licensing operations increased by $5.5 million, or 24.7%, to $27.9 million for the quarter ended November 1, 2008, from $22.4 million for the quarter ended November 3, 2007. Our licensees’ sales of watches, jewelry and handbags continue to drive the royalty revenue growth of our licensing segment which was partially offset by the loss of royalties from Barn, which we now operate directly and report as part of our European operations.

GROSS PROFIT. Gross profit increased by $23.3 million, or 10.7%, to $241.8 million for the quarter ended November 1, 2008, from $218.5 million for the quarter ended November 3, 2007. The increase in gross profit primarily resulted from the following:

•                  Gross profit for the retail segment increased by $2.7 million, or 3.3%, to $84.4 million for the quarter ended November 1, 2008, from $81.7 million in the prior year period, primarily due to higher sales volume driven by new store growth and the impact of lower product margins due to increased promotional activity and higher occupancy costs as a result of the new stores.

•                  Gross profit for the wholesale segment decreased by $2.6 million, or 8.5%, to $27.3 million for the quarter ended November 1, 2008, from $29.9 million in the prior year period, primarily due to lower product margins in our North American wholesale business as well as additional occupancy and product related expenses in Asia to support the sales growth in that region. These decreases were partially offset by higher sales volume and higher product margins in our Asian operations.

•                  Gross profit for the European segment increased by $17.7 million, or 20.9%, to $102.2 million for the quarter ended November 1, 2008, from $84.5 million in the prior year period. The increase in our European gross profit was primarily attributable to higher sales volume in the existing European operations, particularly from our GUESS-branded apparel wholesale business, which was least affected by the shift in sales to the second quarter of this fiscal year. The higher product margin and the acquisitions of Barn in January 2008 and Focus Spain in October 2007 also contributed to the increase in gross profit.

•                  Gross profit for the licensing segment increased by $5.5 million, or 24.7%, to $27.9 million for the quarter ended November 1, 2008, from $22.4 million in the prior year period. The licensing gross profit improvement resulted from higher sales generated by our product licensees.

Gross margin (gross profit as a percentage of total net revenues) decreased 80 basis points to 45.8% for the quarter ended November 1, 2008, from 46.6% for the quarter ended November 3, 2007. The decline in gross margin was driven by lower product margins in both our retail and wholesale segments, along with the relatively higher occupancy costs in those segments due to the comparable store sales decline in North America and the expansion of the retail business in Asia. This decline was partially offset by the higher product margins in our European segment and an overall sales mix shift towards our higher margin European and licensing businesses.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $19.6 million, or 16.0%, to $142.4 million for the quarter ended November 1, 2008, from $122.8 million for the quarter ended November 3, 2007. Approximately $10.4 million of the increase was attributable to higher store selling, merchandising and distribution costs due to the higher sales volumes. An additional $8.9 million of the increase was attributable to spending to support newer businesses, including Barn, Focus Spain, our G by GUESS brand, and Greater China, as well as spending to support the continued build-out of our European headquarters in Lugano, Switzerland.

As a percentage of net revenue, SG&A expense increased 80 basis points to 27.0% for the quarter ended November 1, 2008, compared to 26.2% for the quarter ended November 3, 2007, driven by increased infrastructure investments and new businesses in Europe.

EARNINGS FROM OPERATIONS. Earnings from operations increased by $3.8 million, or 3.9%, to $99.4 million for the quarter ended November 1, 2008, compared with earnings from operations of $95.6 million for the quarter ended November 3, 2007. The increase in earnings from operations primarily resulted from the following:

•                  Earnings from operations for the retail segment decreased by $4.0 million to $27.4 million for the quarter ended November 1, 2008, compared to $31.4 million for the quarter ended November 3, 2007. This decrease was primarily driven by lower product margins, combined with the impact of the comparable store sales decrease on retail operating expenses, partially offset by lower advertising expenditures. Currency translation fluctuations unfavorably impacted earnings from operations in our retail segment by $0.9 million relating to our Canadian retail stores.

•                  Earnings from operations for the wholesale segment decreased by $3.5 million to $13.8 million for the quarter ended November 1, 2008, compared to $17.3 million for the quarter ended November 3, 2007. The decrease was driven by lower product margins in our North American wholesale business as well as higher product related costs and additional occupancy and SG&A expenses, largely to support our expanding Asian operations. Currency translation fluctuations, relating to both our Canadian and Korean operations unfavorably impacted earnings from operations in our wholesale segment by $1.0 million.

•                  Earnings from operations for the European segment increased $3.6 million to $49.5 million for the quarter ended November 1, 2008, compared to $45.9 million for the quarter ended November 3, 2007. The increase was primarily due to the higher sales and gross profit resulting from growth in our existing European GUESS-branded apparel wholesale business, and our acquisition of Barn, partially offset by higher selling and administrative expenses to support the increased sales, including those from our newly acquired businesses and additional infrastructure spending. Currency translation fluctuations accounted for $3.4 million of the increase in earnings from operations for our European operations.

•                  Earnings from operations for the licensing segment increased by $6.1 million to $24.1 million for the quarter ended November 1, 2008, compared to $18.0 million for the quarter ended November 3, 2007. The increase was the result of higher revenues generated by our product licensees. This increase was partially offset by the loss of royalty revenue from Barn, our kids product licensee, which we acquired and now report as part of our European operations.

•                  Unallocated corporate overhead decreased by $1.4 million to $15.5 million for the quarter ended November 1, 2008, compared to $16.9 million for the quarter ended November 3, 2007. This decrease was primarily due to lower compensation related expenses, partially offset by higher professional fees.

Operating margin declined 160 basis points to 18.8% for the quarter ended November 1, 2008 compared to 20.4% for the quarter ended November 3, 2007. The lower gross margin and the higher SG&A rate contributed equally to the operating margin decline.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $1.7 million for the quarter ended November 1, 2008, compared to $0.9 million for the quarter ended November 3, 2007. The increase was driven by higher average debt balances in Europe. Total debt at November 1, 2008 was $60.0 million, and was comprised of $43.5 million of short-term bank debt from our European operations and $16.5 million of capital lease obligations relating to one of our Italian facilities. The average debt balance for the quarter ended November 1, 2008 was $79.2 million, versus an average debt balance of $53.2 million for the quarter ended November 3, 2007. Interest income increased to $2.0 million for the quarter ended November 1, 2008, compared to $1.6 million for the quarter ended November 3, 2007, due to higher average invested cash balances, partially offset by lower interest rates on the invested cash.

OTHER EXPENSE, NET. Other expense, net, was $3.7 million for the quarter ended November 1, 2008, compared to other income, net, of $0.7 million for the quarter ended November 3, 2007. Other expense in the quarter ended November 1, 2008 primarily consisted of charges of $5.3 million due to the decline in value of insurance policy investments, partially offset by a net gain of $2.2 million related to the revaluation of foreign currency forward contracts and other foreign currency transactions. The forward contracts are used to hedge currency exposure relating to U.S. dollar transactions in our foreign operations in the event of a strengthening U.S. dollar. The impact of the strengthening U.S. dollar on the forward contracts during the quarter ended November 1, 2008 resulted in a mark to market gain of $20.9 million. This gain was mostly offset by the unfavorable revaluation of U.S. dollar denominated liabilities in our foreign operations of $18.7 million during the same period.

INCOME TAXES. Income tax expense for the quarter ended November 1, 2008 was $31.7 million, resulting in a 33.1% effective tax rate for the period. This compared to income tax expense of $37.6 million, resulting in a 38.8% effective tax rate for the quarter ended November 3, 2007. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The lower tax rate in the current quarter was due to a higher proportion of earnings in lower tax jurisdictions and to a reduction in the estimate of the current full year tax rate.

MINORITY INTERESTS. Minority interest expense for the three months ended November 1, 2008 was $0.2 million, net of taxes, as compared to $1.2 million, net of taxes, of minority interest expense for the three months ended November 3, 2007. The decrease was primarily due to lower earnings from Focus, primarily due to the shift in shipments to the second quarter during the current year, partially offset by higher earnings in our Mexican joint venture.

NET EARNINGS. Net earnings increased by $5.7 million, or 9.9%, to $64.0 million for the quarter ended November 1, 2008, from $58.3 million for the quarter ended November 3, 2007. Diluted earnings per share increased to $0.69 per share for the quarter ended November 1, 2008 compared to $0.62 per share for the quarter ended November 3, 2007.

Nine Months Ended November 1, 2008 and November 3, 2007

NET REVENUE. Net revenue for the nine months ended November 1, 2008 increased by $297.0 million, or 24.0%, to $1,532.3 million, from $1,235.3 million for the nine months ended November 3, 2007. All segments contributed to this revenue growth with double-digit percentage increases.

Net revenue from retail operations increased by $97.9 million, or 16.5%, to $689.4 million for the nine months ended November 1, 2008, from $591.5 million for the nine months ended November 3, 2007. The increase was driven by a comparable store sales growth of 4.6% and an average of 54 net additional stores during the nine months ended November 1, 2008 resulting in a net 13.0% increase in average square footage compared to the prior year period. Currency translation fluctuations accounted for $4.6 million of the increase in net revenue relating to our Canadian retail stores.

Net revenue from wholesale operations increased by $32.9 million, or 17.0%, to $226.3 million for the nine months ended November 1, 2008, from $193.4 million for the nine months ended November 3, 2007. The majority of this revenue growth was generated from our expanding Asia operations, primarily in South Korea as well as in Greater China, versus the comparable prior-year period. Net currency translation fluctuations, relating to both our Canadian and Korean operations, unfavorably impacted net revenue in our wholesale segment by $7.1 million.

Net revenue from European operations increased by $152.9 million, or 39.6%, to $539.1 million for the nine months ended November 1, 2008, from $386.2 million for the nine months ended November 3, 2007. All of our existing businesses in Europe contributed to this growth, including Barn, which we acquired in January 2008. Currency translation fluctuations accounted for $53.4 million of the increase in net revenue relating to our European operations.

Net royalty revenue from licensing operations increased by $13.3 million, or 20.8%, to $77.6 million for the nine months ended November 1, 2008, from $64.3 million for the nine months ended November 3, 2007. Our licensees’ sales of watches, handbags, jewelry and footwear continue to drive the royalty revenue growth of our licensing segment which was partially offset by the loss of royalties from Barn, which we now operate directly and report as part of our European operations.

GROSS PROFIT. Gross profit increased by $136.0 million, or 24.3%, to $695.2 million for the nine months ended November 1, 2008, from $559.2 million for the nine months ended November 3, 2007. The increase in gross profit primarily resulted from the following:

•                  Gross profit for the retail segment increased by $25.3 million, or 11.3%, to $248.8 million for the nine months ended November 1, 2008, from $223.5 million in the prior year period, primarily due to higher sales volume partially offset by higher occupancy and product related costs.

•                  Gross profit for the wholesale segment increased by $2.3 million, or 3.1%, to $77.0 million for the nine months ended November 1, 2008, from $74.7 million in the prior year period, primarily driven by higher sales volume in our Asian businesses, partially offset by the impact of higher occupancy and product related costs to support such growth and a lower product margin in our North American wholesale business.

•                  Gross profit for the European segment increased by $95.0 million, or 48.3%, to $291.8 million for the nine months ended November 1, 2008, from $196.8 million in the prior year period. The increase in our European gross profit was primarily attributable to higher sales volume in the existing European operations combined with the higher product margin and the acquisitions of Barn in January 2008 and Focus Spain in October 2007.

•                  Gross profit for the licensing segment increased by $13.3 million, or 20.7%, to $77.6 million for the nine months ended November 1, 2008, from $64.3 million in the prior year period. The licensing gross profit improvement resulted from higher sales by our licensees of accessory and footwear products.

Gross margin (gross profit as a percentage of total net revenues) improved ten basis points to 45.4% for the nine months ended November 1, 2008, from 45.3% for the nine months ended November 3, 2007. The improvement in gross margin reflected the impact of the higher gross margins in our European segment and an overall sales mix shift toward our higher margin European business, mostly offset by lower product margins in our retail segment and higher product related and occupancy costs in Asia to support our expansion in that region.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $88.6 million, or 25.6%, to $434.9 million for the nine months ended November 1, 2008, from $346.3 million for the nine months ended November 3, 2007. About $43.2 million of the increase was attributable to higher store selling, merchandising and distribution costs due to the higher sales volumes. Approximately $31.2 million of the increase was attributable to spending to support newer businesses, including Barn, Focus Spain, our G by GUESS brand, and Greater China, as well as spending to support the continued build-out of our European headquarters in Lugano, Switzerland.

As a percentage of net revenue, SG&A expense increased to 28.4% for the nine months ended November 1, 2008, compared to 28.0% for the nine months ended November 3, 2007, driven by additional spending for infrastructure and new businesses in Europe, partially offset by expense leverage in our wholesale segment and in our corporate overhead.

EARNINGS FROM OPERATIONS. Earnings from operations increased by $47.4 million, or 22.2%, to $260.3 million for the nine months ended November 1, 2008, compared with earnings from operations of $212.9 million for the nine months ended November 3, 2007. The increase in earnings from operations primarily resulted from the following:

•                  Earnings from operations for the retail segment increased by $1.3 million to $80.4 million for the nine months ended November 1, 2008, compared to $79.1 million for the nine months ended November 3, 2007. The increase was driven by the higher sales and resulting gross profit which included the impact of higher product costs and increased occupancy costs to support the larger store base. This growth was partially offset by higher selling and administrative expenses to support such higher sales, as well as infrastructure expenditures for our G by GUESS and MARCIANO brand concepts and certain store impairment charges, net of lower retail advertising and marketing costs. Currency translation accounted for $0.5 million of the increase in earnings from operations for our Canadian retail stores.

•                  Earnings from operations for the wholesale segment decreased by $1.0 million to $37.2 million for the nine months ended November 1, 2008, compared to $38.2 million for the nine months ended November 3, 2007. While segment revenues increased, the decrease in earnings from operations was driven by lower segment product margins and higher occupancy and SG&A expenses to support our expanding Asian operations. Net currency translation fluctuations relating to both our Canadian and Korean operations unfavorably impacted earnings from operations in our wholesale segment by $1.0 million.

•                  Earnings from operations for the European segment increased by $36.7 million to $129.6 million for the nine months ended November 1, 2008, compared to $92.9 million for the nine months ended November 3, 2007. The increase was primarily due to the higher sales and gross profit resulting from growth in our existing European wholesale businesses, and our acquisition of Barn. This increase was partially offset by higher volume related operating costs and infrastructure spending, along with higher advertising and marketing costs. Currency translation fluctuations accounted for $13.3 million of the increase in earnings from operations for our European operations.

•                  Earnings from operations for the licensing segment increased by $12.5 million to $66.9 million for the nine months ended November 1, 2008, compared to $54.4 million for the nine months ended November 3, 2007. The increase was the result of higher revenues generated by our product licensees. This increase was partially offset by the loss of royalty revenue from Barn, our kids product licensee, which we acquired and now report as part of our European operations.

•                  Unallocated corporate overhead increased by $2.0 million to $53.7 million for the nine months ended November 1, 2008, compared to $51.7 million for the nine months ended November 3, 2007. This increase was primarily due to higher global advertising and marketing spending.

The increase in SG&A spending as a percentage of net revenues, partially offset by the slight improvement in gross margin, resulted in a decrease in operating margin of 20 basis points to 17.0% for the nine months ended November 1, 2008, as compared to 17.2% for the nine months ended November 3, 2007.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $3.5 million for the nine months ended November 1, 2008, compared to $2.2 million for the nine months ended November 3, 2007. The increase was due to a combination of higher average debt balances in Europe and higher average interest rates on the debt. Total debt at November 1, 2008 was $60.0 million, and was comprised of $43.5 million of short-term bank debt from our European operations and $16.5 million of capital lease obligations relating to one of our Italian facilities. The average debt balance for the nine months ended November 1, 2008 was $65.2 million, versus an average debt balance of $45.5 million for the nine months ended November 3, 2007. Interest income decreased slightly to $5.1 million for the nine months ended November 1, 2008, compared to $5.4 million for the nine months ended November 3, 2007, due to lower interest rates on the invested cash, partially offset by higher average invested cash balances.

OTHER EXPENSE, NET. Other expense, net, was $5.3 million for the nine months ended November 1, 2008, compared to other income, net, of $0.3 million for the nine months ended November 3, 2007. Other expense, net, in the nine months ended November 1, 2008 primarily consisted of charges of $6.5 million due to the decline in value of insurance policy investments, partially offset by a net gain of $1.4 million related to changes in foreign exchange rates on foreign currency forward contracts and other foreign currency transactions. The forward contracts are used to hedge currency exposure relating to U.S. dollar transactions in our foreign operations in the event of a strengthening U.S. dollar. The impact of the strengthening U.S. dollar on the forward contracts during the nine months ended November 1, 2008 resulted in a mark to market gain of $17.3 million. This gain was mostly offset by the unfavorable revaluation of U.S. dollar denominated liabilities in our foreign operations of $15.9 million during the same period.

INCOME TAXES. Income tax expense for the nine months ended November 1, 2008 was $89.5 million, resulting in a 34.9% effective tax rate. This compared to income tax expense of $84.0 million, resulting in a 38.8% effective tax rate for the nine months ended November 3, 2007. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The lower tax rate in the current nine months was primarily due to a higher proportion of earnings in lower tax jurisdictions.

MINORITY INTERESTS. Minority interest expense for the nine months ended November 1, 2008 was $1.3 million, net of taxes, as compared to $1.1 million, net of taxes, of minority interest expense for the nine months ended November 3, 2007. The increase in minority interest expense was primarily due to the stronger performance of Focus and our Mexican joint venture.

NET EARNINGS. Net earnings increased by $34.4 million, or 26.2%, to $165.7 million for the nine months ended November 1, 2008, from $131.3 million for the nine months ended November 3, 2007. Diluted earnings per share increased to $1.77 per share for the nine months ended November 1, 2008 compared to $1.40 per share for the nine months ended November 3, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We need liquidity primarily to fund our working capital in Europe, the expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our shareholders. During the nine months ended November 1, 2008, we relied on trade credit, available cash, short-term borrowings from our European bank facilities, real estate leases, and internally generated funds to finance our operations and expansion. We anticipate that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and dividend payments to shareholders, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe, as described below under “— Credit Facilities.” Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in two diversified municipal money market funds and one diversified money market fund. The funds, which are all AAA rated, are comprised of high-quality, liquid investments. As of November 1, 2008, we do not have any exposure to auction-rate security investments in these funds. Please see “— Important Notice Regarding Forward-Looking Statements” and “Part II, Item 1A. Risk Factors” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

Operating Activities

Net cash provided by operating activities was $93.4 million for the nine months ended November 1, 2008 compared to $55.0 million for the nine months ended November 3, 2007, or an improvement of $38.4 million. The change was driven by a $34.4 million increase in net income for the nine months ended November 1, 2008 versus the prior year nine month period. The overall impact of working capital changes on the improvement in operating cash flows was relatively flat as the lower growth in accounts receivable and inventory was offset by a corresponding relative decline in accounts payable and accrued expenses when comparing the nine month period ended November 1, 2008 to the comparable prior year period.

At November 1, 2008, the Company had working capital (including cash and cash equivalents) of $506.1 million compared to $426.4 million at February 2, 2008 and $369.2 million at November 3, 2007. The Company’s primary working capital needs are for inventory and accounts receivable. Accounts receivable at November 1, 2008 amounted to $299.7 million, up $3.1 million, compared to $296.6 million at November 3, 2007. The majority of the increase in accounts receivable resulted from our acquisition of Barn in January 2008 and growth in our licensing businesses. These increases were partially offset by decreases in accounts receivable in our European GUESS by MARCIANO and our U.S. wholesale business. Fluctuations in currency rates resulted in a $34.3 million decrease to the current quarter’s accounts receivable balance compared to the prior year quarter. Approximately $117.7 million of our European and Canadian receivables, or 39.3% of the $299.7 million in accounts receivable at November 1, 2008, were insured for collection purposes or subject to certain bank guarantees. On November 19, 2008, the Company obtained an additional $9.0 million of insurance coverage on its U.S. receivables. Approximately $3.6 million of the outstanding U.S. receivables at November 1, 2008, were covered under this policy. Inventory at November 1, 2008 amounted to $253.0 million, up $30.0 million compared to $223.0 million at November 3, 2007. Most of this increase was attributed to our existing North American operations to support anticipated sales in these businesses, with the remaining increase driven by the Company’s newer businesses, including Greater China, our G by GUESS store concept, Barn, and Mexico. The current quarter’s inventory balance includes a negative translation impact of approximately $22.6 million due to currency fluctuations compared to the prior year quarter.

Investing Activities

Net cash used in investing activities decreased to $82.4 million for the nine months ended November 1, 2008, compared to $97.7 million for the nine months ended November 3, 2007. Cash used in investing activities relates primarily to capital expenditures incurred on new store openings and existing store remodeling programs in the U.S. and Canada, expansion in Europe and Asia, investments in information systems and other enhancements. During the first three quarters of this fiscal year, the Company opened 50 new stores in the U.S. and Canada compared to 39 new stores that were opened and 20 existing stores that were converted to the G by GUESS concept in the comparable prior year period. The decrease in net cash used in investing activities was driven by lower store related capital expenditures in the U.S. and Canada during the nine months ended November 1, 2008 compared to the prior year period, and contributions toward the acquisition of a corporate aircraft in the prior year. The Company ultimately did not acquire the corporate aircraft and as a result assigned its aircraft purchase right in exchange for a payment to the Company during the fourth quarter of fiscal 2008.

Financing Activities

Net cash used in financing activities increased to $41.2 million for the nine months ended November 1, 2008, compared to net cash provided by financing activities of $22.2 million for the nine months ended November 3, 2007. The increase in net cash used in financing activities in the current period compared to the prior year period was primarily due to the repurchase of shares of the Company’s common stock under the 2008 Share Repurchase Program, decreases in borrowings, decreases in proceeds from stock option exercises and higher dividend payments.

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

On September 3, 2008, the Company announced a quarterly cash dividend of $0.10 per share on the Company’s common stock. The cash dividend was paid on October 3, 2008 to shareholders of record at the close of business on September 17, 2008.

On December 4, 2008, the Company announced a quarterly cash dividend of $0.10 per share on the Company’s common stock. The cash dividend will be payable on January 2, 2009 to shareholders of record at the close of business on December 17, 2008.

Capital Expenditures

Gross capital expenditures totaled $69.4 million, before deducting lease incentives of $6.8 million, for the nine months ended November 1, 2008. This compares to gross capital expenditures of $78.3 million, before deducting lease incentives of $11.0 million, for the nine months ended November 3, 2007. The Company’s capital expenditures for the full fiscal year 2009 are planned at approximately $109.0 million (before deducting estimated lease incentives of approximately $7.0 million), primarily for retail store expansion of approximately 57 stores in the U.S. and Canada, store remodeling programs, expansion in Europe and Asia, investments in information systems and other infrastructure improvements. In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. At November 1, 2008, the Company had $20.0 million in outstanding standby letters of credit, $16.6 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $220.2 million, limited primarily by accounts receivable balances at the time of borrowing, except for one borrowing agreement which is partially secured by a $10.0 million standby letter of credit issued under the Company’s Credit Facility. Based on the applicable accounts receivable balances at November 1, 2008 and the standby letter of credit, the Company could have borrowed up to approximately $208.5 million under these agreements. However, the Company’s ability to borrow outside the Credit Facility through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At November 1, 2008, the Company had $43.5 million of outstanding borrowings and $33.3 million in outstanding documentary letters of credit under these agreements. The agreements are primarily denominated in Euros, have no financial ratio covenants and provide for annual interest rates ranging from 3.6% to 6.3%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At November 1, 2008, the capital lease obligation was $16.6 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument resulting in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap asset as of November 1, 2008 was approximately $0.2 million.

From time-to-time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized the new 2008 Share Repurchase Program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the nine months ended November 1, 2008, share repurchases under the 2008 Share Repurchase Program were $33.0 million, all of which occurred in the quarter ended August 2, 2008.

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

U.S. Backlog

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 72 hours. The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to our customers’ stores. Regarding our U.S. wholesale backlog, the scheduling of market weeks or the discontinuance of a product line can affect the amount of orders booked in the backlog compared to the same date in the prior year. We estimate that if we were to normalize the orders for last year’s backlog to make the comparison consistent with the current year, then the current backlog at November 29, 2008 would be down about 12.4% from the prior year’s backlog at December 3, 2007. Not taking into account the normalization of backlog, our U.S. wholesale backlog as of November 29, 2008, consisting primarily of orders for fashion apparel, was approximately $46.9 million, compared to $53.9 million for such orders at December 3, 2007, or down 13.1%.

Europe Backlog

Our European business operates with two primary wholesale selling seasons. The Spring/Summer season, which ships mostly in January, February and March and the Fall/Winter season, which ships mostly in July, August and September. Generally, the other months are relatively smaller shipping months. However, customers have the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs. Accordingly, a certain amount of orders in the backlog may be shipped outside of the traditional shipping months. As of November 29, 2008, the European operations backlog was approximately €213.6 million, compared to €185.1 million at November 26, 2007, or up 15.4%. In U.S. dollars, the European backlog as of November 29, 2008 was down approximately 1% compared to the prior year period. The backlog as of November 29, 2008, comprises sales orders primarily for our Spring/Summer 2009 season and includes our new Barn operation which was acquired at the end of the prior fiscal year. As discussed above, these orders are subject to cancellation and may not be indicative of eventual actual shipments. In addition, the timing of receipt of orders from our customers may impact the amount of orders booked in the backlog at a particular point in time.

Application of Critical Accounting Policies

Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 2, 2008, filed with the SEC on April 1, 2008. There have been no significant changes to our critical accounting policies during the quarter ended November 1, 2008.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP SFAS 157-1 and FSP SFAS 157-2. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 will delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP SFAS 157-2. The Company adopted SFAS 157 effective February 3, 2008 for all financial assets and liabilities as required. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations. The Company is currently evaluating the potential impact of the adoption FSP SFAS 157-2 on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which replaces FASB Statement 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of the Company’s 2010 fiscal year. The Company will apply SFAS 141R to any future business combinations completed after the effective date.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Accounting for Noncontrolling Interests,” which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R.  FSP FAS 142-3 will be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008. Where applicable, the Company will apply FSP FAS 142-3 to future intangible assets acquired beginning in fiscal 2010.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its financial position or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. FSP EITF 03-6-1 also requires retrospective application to all periods presented. FSP EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of FSP EITF 03-6-1 on the Company’s consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

EXCHANGE RATE RISK

Roughly half of the product sales and licensing revenue recorded for the nine months ended November 1, 2008 were denominated in United States dollars. The Company’s primary exchange rate fluctuation risk relates to its operations in Canada, Europe and Korea. Changes in currencies affect our earnings in various ways.  For further discussion on currency related risk, please refer to our risk factors under “Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2008

Various transactions that occur in Canada, Europe and Korea are denominated in U.S. dollars and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their local functional currencies.  These types of transactions include U.S. denominated purchases of merchandise, royalty liabilities and loans.  The Company enters into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on certain anticipated foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

Forward Contracts Designated as Cash Flow Hedges

During the nine months ended November 1, 2008, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$36.0 million and US$44.7 million, respectively, to hedge forecasted merchandise purchases that were designated as cash-flow hedges at November 1, 2008. As of November 1, 2008, the Company had forward contracts outstanding for its European and Canadian operations of US$31.0 million and US$40.8 million, respectively, that are expected to mature over the next 12 months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, and are recognized in cost of goods sold in the period which approximates the time the hedged merchandise inventory is sold.

As of November 1, 2008, accumulated other comprehensive income included an unrealized gain of approximately US$8.8 million, net of tax, that will be recognized as a reduction to cost of goods sold over the following 16 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At November 1, 2008, the unrealized net gain of the remaining open forward contracts recorded on the condensed consolidated balance sheet was approximately US$10.5 million. The ineffective portion was immaterial during the nine months ended November 1, 2008 and was recorded in net earnings.

At February 2, 2008, the Company had Canadian dollar forward contracts designated as cash flow hedges to purchase US$27.0 million with an unrealized gain recorded on the balance sheet of approximately US$0.1 million.

Foreign Currency Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense. For the nine months ended November 1, 2008, the Company recorded a gain of US$17.3 million for the Canadian dollar and Euro foreign currency contracts, which has been included in other income and expense. At November 1, 2008, the Company had Canadian dollar foreign currency contracts to purchase US$40.3 million expected to mature over the next 12 months and Euro foreign currency contracts to purchase US$68.4 million expected to mature over the next 11 months. At November 1, 2008, the net unrealized gains of these Canadian dollar and Euro forward contracts recorded on the condensed consolidated balance sheet were approximately US$15.8 million.

At February 2, 2008, the Company had Canadian dollar and Euro currency exchange contracts not designated as cash flow hedges to purchase US$26.0 million and US$87.6 million, respectively.  At February 2, 2008, the unrealized losses of these Canadian dollar and Euro forward contracts recorded on the balance sheet were approximately US$3.3 million, primarily relating to the Euro forward contracts.

Sensitivity Analysis

At November 1, 2008, a sensitivity analysis of changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the foreign exchange derivatives totaling US$180.5 million, the fair value of the instruments would have decreased by US$20.1 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the foreign exchange derivatives, the fair value of these instruments would have increased by US$16.4 million. Any resulting changes in the fair value of the hedged instruments may be more than or partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

INTEREST RATE RISK

At November 1, 2008, approximately 27.6% of the Company’s indebtedness related to a capital lease obligation which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest rate swap increased other expense, net by $0.2 million during the nine months ended November 1, 2008. Substantially all of the Company’s remaining indebtedness, principally consisting of short-term borrowings under the short-term European borrowing agreements, are at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in applicable interest rates would have increased interest expense for the nine months ended November 1, 2008 by approximately $0.5 million.

At November 1, 2008, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There was no change in our internal control over financial reporting during the third quarter of the fiscal year ending January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is also involved in various other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. No material amounts were accrued as of November 1, 2008 related to any of the Company’s legal proceedings.

ITEM 1A.  Risk Factors.

The information presented below updates and supplements the risk factors contained in our Annual Report on Form 10-K for the year ended February 2, 2008.  The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties, which we do not presently consider material or of which we are not currently aware, may also have an adverse impact on us.

The deterioration in the global economic environment, and resulting declines in consumer confidence and spending, could have an adverse effect on our operating results.

The global economic environment has deteriorated over the past several months. The declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items.  This has affected our business as it is dependent on consumer demand for our products.  In North America we are experiencing a significant slowdown in customer traffic and a highly promotional environment.  These same conditions are now spreading to many international markets.  If the global macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on the Company’s revenues and earnings across most of our segments for the remainder of the current fiscal year and continuing into fiscal 2010.

The current credit crisis could have a negative impact on our customers, suppliers and business partners, which,  in turn could materially and adversely affect our results of operations and liquidity.

The current credit crisis is having a significant negative impact on businesses around the world.  Although we believe that our cash provided by operations and available borrowing capacity under our Credit Facility and bank facilities in Europe will provide us with sufficient liquidity for the foreseeable future, the impact of this crisis on our customers, business partners and suppliers cannot be predicted and may be quite severe.  The inability of our manufacturers to ship our products could impair our ability to meet delivery date requirements.  A disruption in the ability of our significant customers, distributors or licensees to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Items (a) and (b) are not applicable.

Item (c). Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

August 3, 2008 to August 30, 2008
Repurchase program (1)	—	—	—	$166,972,445
Employee transactions (2)	1,787	$35.95	—	—
August 31, 2008 to October 4, 2008
Repurchase program (1)	—	—	—	$166,972,445
Employee transactions (2)	4,449	$37.32	—	—
October 5, 2008 to November 1, 2008
Repurchase program (1)	—	—	—	$166,972,445
Employee transactions (2)	750	$22.95	—	—
Total
Repurchase program (1)	—	—	—
Employee transactions (2)	6,986	$35.43	—

(1) On March 19, 2008, the Company announced that its Board of Directors had authorized the new 2008 Share Repurchase Program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.  No repurchases were made under the program during the periods reported above.

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

Guess?, Inc.

Date: December 10, 2008	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President and Chief Operating Officer

Date: December 10, 2008	By:	/s/ DENNIS R. SECOR
Dennis R. Secor Senior Vice President and Chief Financial Officer (Principal Financial Officer)