Form 10-K
period 2009-01-31
GUESS INC
filed 2009-03-31
CIK 912463

Use these links to rapidly review the document

Index to Consolidated Financial Statements and Financial Statement Schedule

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 31, 2009
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of the close of business on August 2, 2008, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $1,904,952,672 based upon the closing price of $32.00 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

         As of the close of business on March 23, 2009, the registrant had 91,980,272 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's 2009 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

        Throughout this Annual Report on Form 10-K, including documents incorporated by reference herein, we make "forward-looking" statements, which are not historical facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be in our other reports filed under the Securities Exchange Act of 1934, as amended, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," "continue," and other similar terms and phrases, including references to assumptions.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth and international expansion, e-commerce, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under "ITEM 1A. Risk Factors" contained herein.

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

        Our products are sold through retail, wholesale, e-commerce and licensing distribution channels. Our core customer is a style-conscious consumer primarily between the ages of 18 and 32. These consumers are part of a highly desirable demographic group that we believe, historically, has had significant disposable income. We also appeal to customers outside this group through specialty product lines that include GUESS by MARCIANO (recently rebranded from MARCIANO to GUESS by MARCIANO), a more sophisticated fashion line targeted to women, and GUESS Kids, targeted to boys and girls ages six to twelve.

        We were founded in 1981 and currently operate as a Delaware corporation.

Business Segments

        The business segments of the Company are retail, wholesale, European and licensing. The Company believes this segment reporting reflects how its four business segments are managed and each segment's performance is evaluated. The retail segment includes the Company's retail operations in North America. The wholesale segment includes the wholesale operations in North America and our Asian operations. The European segment includes both wholesale and retail operations in Europe and the Middle East. The licensing segment includes the worldwide licensing operations of the Company. The business segments' operating results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, accounting and finance, global advertising and marketing expenditures, executive compensation, facilities and legal. Financial information about each segment, together with certain geographical information, for the fiscal years ended January 31, 2009, February 2, 2008, December 31, 2006 and one month ended February 3, 2007 are included under Note 15 to the Consolidated Financial Statements contained herein.

        In the fiscal year ended January 31, 2009, 46.7% of our net revenue was generated from retail operations, 14.2% from wholesale operations, 34.3% from European operations and 4.8% from licensing operations. Our total net revenue in fiscal 2009 was $2.09 billion and net earnings were $213.6 million.

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

        Global Diversity.    The global success of the brand has reduced the reliance on any particular region. This allows the Company to continue to grow during regional economic slowdowns. For the year ended January 31, 2009, over half of our revenues were generated outside of the U.S. Refer to Note 15 to the Consolidated Financial Statements contained herein for a geographical breakdown of worldwide revenues.

        Multiple Distribution Channels.    The Company utilizes retail, wholesale, e-commerce and licensing distribution channels to sell its products. The Company has retail and wholesale networks established in each major region in which we operate. This flexibility allows the Company to adapt more quickly to changes in the distribution environment in any particular region.

          Retail Distribution.     At January 31, 2009, we directly operated a total of 425 stores in the U.S. and Canada and 96 stores outside of the U.S. and Canada. The 425 stores in the U.S. and Canada are comprised of 192 full-price GUESS? retail stores, 104 GUESS? factory outlet stores, 52 GUESS by MARCIANO stores, 43 G by GUESS stores and 34 GUESS? Accessories stores. The 96 international stores consist of 61 stores in Europe, 24 stores in Asia and 11 stores in Mexico. This does not include a further 109 directly operated concessions in Europe and Asia that are not included in our store count due to their smaller size. Our retail network creates an upscale and inviting shopping environment and enhances our image. Distribution through our retail stores allows us to influence the merchandising and presentation of our products, build brand equity and test new product design concepts. Our GUESS? and G By GUESS retail stores carry a full assortment of men's and women's merchandise, including most of the GUESS? and G by GUESS licensed products. Our GUESS? factory outlet stores are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our own full-price GUESS? retail stores. Our GUESS by MARCIANO stores carry a full assortment of women's merchandise. In addition, we continue to grow our online retail business.

  Our websites, www.guess.com, www.gbyguess.com, www.guessbymarciano.com, www.marciano.com, www.guess.ca, www.guessbymarciano.ca and www.shopmarciano.ca are virtual storefronts that both distribute our products and promote our brands.

          Licensee Stores.     Outside of North America and South Korea, the Company primarily utilizes a licensed-retail store approach to distribute its products as opposed to a directly-operated approach. This allows the Company to expand its operations with a lower level of capital investment. Our international licensees and distributors operated 594 stores located in approximately 73 countries outside the U.S. and Canada at January 31, 2009. This store count does not include 68 licensee operated jean and accessory concessions located in Asia because of their smaller store size in relation to our standard international store size. We work closely with international licensees and distributors to ensure that their store designs and merchandise programs protect the reputation of the GUESS? trademarks.

          Wholesale Distribution.     We have both domestic and international wholesale distribution channels. U.S. wholesale customers consist primarily of better department stores and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. Leading U.S. wholesale customers include Macy's, Inc. and Dillard's, Inc. At January 31, 2009, our products were sold directly to consumers from approximately 1,057 major doors in the U.S. These locations include approximately 374 shop-in-shops, an exclusive selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women's or men's apparel. Our European wholesale business is more fragmented and we rely on a large number of smaller regional distributors and agents to distribute our products. Through our foreign subsidiaries and our network of international distributors, our products are also found in major cities throughout Canada, Africa, Asia, Australia, the Middle East, Mexico, the Caribbean and South America.

          Licensing Operations.    The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. Our international licenses and distribution agreements allow for the sale of GUESS? branded products in better department stores and upscale specialty retail stores. We carefully select our trademark licensees and approve in advance all product design, advertising and packaging materials of all licensed products in order to maintain a consistent GUESS? image. We currently have 22 domestic and international licenses that include eyewear, watches, handbags, footwear, kids' and infants' apparel, lingerie, leather outerwear, fragrance, jewelry and other fashion accessories. We have also granted licenses for the manufacture or sale of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Mexico, the Caribbean, North America and South America.

Business Growth Strategies

        We regularly evaluate and implement initiatives that we believe will build brand equity, grow our business and enhance profitability. However, the deterioration of the global economic environment over the past several months has negatively impacted the level of consumer spending for discretionary items. This has affected our business as it is dependent on consumer demand for our products. In North America, we have experienced a significant slowdown in customer traffic and a highly promotional environment. These same conditions are now spreading to many of our international markets. We have reacted accordingly and have adjusted our near term strategic goals to protect our liquidity and strong balance sheet position. If the global macroeconomic environment continues to be weak or deteriorates further, the ability to implement our business growth strategies could be impacted in the near term by our desire to preserve capital, resulting in a more risk averse investment strategy. Despite the current economic conditions, our key growth strategies in the long term remain as follows:

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

        International Expansion.    We believe there are significant opportunities to continue our international growth, particularly in Europe and Asia, where the GUESS? brand is well recognized but under-penetrated. The Company has made several key acquisitions in Europe during the past few years, as discussed under "Acquisition Strategy" below. Our European segment's earnings from operations now represent roughly half of the total Company consolidated earnings from operations. The Company continues to view Europe and Asia as our key growth priorities and our international licensees as key strategic partners. In fiscal 2009, we, along with our distributors and licensees, opened 168 stores in all concepts combined outside of the U.S. and Canada, comprised of 99 stores in Europe and the Middle East, 55 stores in Asia and 14 stores in the combined area of Mexico, Central and South America, bringing the total number of such stores to 690 at year end. This store count does not include 177 jean and accessory concessions located in Asia and Europe because of their smaller store size in relation to our standard international store size. In Mexico, our joint venture is currently distributing through three major department store chains, Liverpool, El Palacio de Hierro and Chapur, with 173 shop-in-shop locations and eleven GUESS? free-standing stores. We plan to continue our international expansion by opening approximately 126 new stores in fiscal 2010 outside of the U.S. and Canada, primarily through our international licensees and distributors.

        North American Retail Store Strategy and Expansion Plans.    Our North American retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the performance of existing stores. During fiscal 2009, we opened a total of 57 new stores in the U.S. and Canada consisting of nine full-price retail stores, seven factory outlet stores, ten G by GUESS stores, 14 GUESS by MARCIANO stores and 17 GUESS? Accessories stores. We also closed five stores and converted one full-price retail store to a GUESS? Accessories store during the year.

        Our retail locations build brand awareness and contribute to market penetration and growth of the brand. In fiscal 2009, we increased our retail average square footage by 12.8% to a total of 1,953,600 square feet in the U.S. and Canada. In light of the economic downturn in North America in the second half of fiscal 2009, we plan to be very selective with new store locations for fiscal 2010. At this time, the Company is committed to opening 15 new stores during fiscal 2010 in the U.S. and Canada, consisting of five GUESS? Accessories, four full-price retail, four factory outlet and two G by GUESS stores. The Company will continue to evaluate other opportunities that may arise based on the individual merits and economics of each potential store.

        The Company has attributed its historical growth in this segment to the strength of the brand, the quality of our product assortment, the introduction of new product categories, the development of a motivated team of sales professionals to service our customers and provide a favorable shopping experience, quality real estate in high-traffic shopping centers, and a diversified mix of store concepts.

        Our newer store concepts leverage our brand recognition and the reputation we have for sexy, contemporary styling to extend the appeal of our brand. As part of our retail growth strategy, in fiscal 2008 we launched our newest brand store concept, G by GUESS. We currently have 43 G by GUESS stores in North America. G by GUESS is aimed to capture a market demographic that shops price points between factory and retail. The G by GUESS brand is distributed only in G by GUESS stores and carries apparel, accessories and footwear for both men and women that is aspirational, timeless and fun. The stores have a fresh feel, directed toward a full customer experience, with fashion-forward, but not cutting edge fashion. The stores have a slightly smaller footprint than Guess? stores. We also recently changed the name of our MARCIANO concept in the U.S. and Canada to GUESS by MARCIANO. This change further allows us to leverage the GUESS? brand. In addition, we continue to emphasize our Accessories line. This includes greater focus on our Accessories line in our existing stores as well as continuing to develop and open additional GUESS? Accessories stores. We shall continue to monitor the performance of these store concepts carefully and make adjustments where necessary.

        Continue to Develop our Licensee Portfolio.    One of our primary objectives is to maintain the quality and reputation of the GUESS? brand. In order to accomplish this goal, we will continue to strategically reposition our licensing portfolio by constantly monitoring and evaluating the performance of our licensees worldwide and their strengths and capabilities to appropriately represent our brand. As part of this process, we will consider bringing apparel licenses in-house, where appropriate. If we determine that licensees are performing inadequately, we will, from time to time, discontinue the existing relationship and seek out a stronger replacement licensee.

        In 2006, we entered into a joint venture with Adivina S.A. de. C.V. to oversee the revitalization and expansion of the GUESS? brand in Mexico. We also signed a new license with a European licensee to develop and manufacture lingerie and swimwear under the GUESS? trademark in Europe and certain other countries. In 2005, we successfully renegotiated license agreements with our existing licensees for watches, handbags and eyewear on terms that were significantly improved over our prior arrangements and began shipping our new fragrance line. In addition, in 2004, we signed a new footwear license with Marc Fisher LLC to develop, manufacture and distribute athletic and fashion footwear under the GUESS? trademark in the U.S. and several countries worldwide and began shipping footwear products in 2005. We believe these were important steps in expanding our presence both domestically and globally. We will continue to examine strategic opportunities to expand our licensee portfolio by developing new licensees that can expand our brand penetration and complement the GUESS? image.

        Acquisition Strategy.    We evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. In January 2008, the Company finalized the acquisition of our former European licensee of children's apparel, BARN S.r.l. ("BARN"). In December 2006, we acquired 75% of the outstanding shares of Focus Europe, S.r.l. ("Focus"), as well as the leases and assets of four retail stores in Italy. Focus, based in Italy, had served as the licensee, manufacturer, distributor and retailer of GUESS by MARCIANO contemporary apparel for men and women in Europe for 10 years. In January 2005, we completed the acquisition of the remaining 90% of Maco Apparel, S.p.A. ("Maco"), the Italian licensee of GUESS jeanswear for men and women in Europe, that the Company did not already own from Fingen S.p.A. and Fingen Apparel N.V., as well as the assets and leases of ten retail stores in Europe. The stores were located in Rome, Milan, Paris, Amsterdam, London, and certain other European cities.

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

        Improved Product Sourcing.    In fiscal 2009, we have continued to execute on our strategic vision to deploy a global sourcing and product development platform to service our worldwide retail and wholesale channels. Over the past year, these actions have helped to support our global revenue growth. We believe that our balanced global sourcing platform provides us with a powerful competitive advantage.

Our sourcing strategy has allowed us to reduce costs by sourcing from Asia, while accomplishing shorter lead-times from our Western Hemisphere vendors for our North American customers.

        Our product sourcing strategy includes the roll-out of our global calendar and a concerted effort to reduce the number of suppliers while cultivating deeper partnerships with our key vendors. The global calendar is the roadmap for our global operations, enabling us to continue integrating our North American and European design and supply chains. Our vision of offering a global core product assortment, through collaboration between our U.S. and Italian based design teams continues to be our primary focus. We have maintained skilled sourcing and product development teams in Los Angeles, California and Florence, Italy, while continuing to develop our sourcing team in Hong Kong. Los Angeles will remain the hub of denim development.

        e-Commerce.    Our websites, www.guess.com, www.gbyguess.com, www.guessbymarciano.com, www.marciano.com, www.guess.ca, www.guessbymarciano.ca and www.shopmarciano.ca are virtual storefronts that promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of casual apparel and accessories. Not only have these virtual stores become an additional retail distribution channel, but also they have improved customer service and are fun and entertaining alternative-shopping environments. These sites also provide fashion information and a mechanism for customer feedback while promoting customer loyalty and enhancing our brand identity through interactive content. In fiscal 2009, these combined sites experienced continued growth and generated net sales in excess of the top retail GUESS? store in the chain.

Product Categories

        Apparel Products.    Our apparel products are organized into two primary categories: women's and men's apparel. To take advantage of contemporary trends, we complement our core basic styles with more fashion-oriented items. We add new styles, treatments and finishes to our denim assortment on a continuous basis.

        These products are primarily sold under the GUESS? brand. However, our line of women's apparel also includes the GUESS by MARCIANO product line, a full collection of better women's apparel incorporating a sophisticated, high fashion combination of colors and styles. In fiscal 2008, we also launched our G by GUESS line of women's and men's products to complement our GUESS? and GUESS by MARCIANO brands.

        Licensed Products.    The high level of desirability of the GUESS? brand among consumers has allowed us to selectively expand our product categories into other lines that include handbags, watches, footwear, fragrance, eyewear, jewelry and swimwear. The design and manufacturing of our accessories and footwear lines are licensed to third parties who distribute these products under licensing arrangements with the Company. We recorded net royalties of $100.3 million in fiscal 2009.

Distribution Channels

        We derive net revenue from the following primary sources:

  •
  The sale of our products through our network of directly operated retail and factory outlet stores in the U.S. and Canada and through our on-line stores,

  •
  The sale of our products through our network of wholesale customers and distributors in the U.S., Canada and Asia and the sale of our products through our network of licensee operated stores and directly operated stores in Asia,

  •
  The sale of our products through our network of distributors, agents, licensee operated stores and our directly operated stores in Europe, and

  •
  Royalties from worldwide licensing activities.

        The following table sets forth our net revenue from our business segments:

	Year Ended(1)
	January 31, 2009		February 2, 2008		February 3, 2007
	(dollars in thousands)
Net revenue:
Retail operations	$977,980	46.7%	$862,381	49.3%	$741,104	59.1%
Wholesale operations	296,181	14.2	258,445	14.8	152,623	12.2
European operations	718,964	34.3	538,358	30.7	291,801	23.3

Net revenue from product sales	1,993,125	95.2	1,659,184	94.8	1,185,528	94.6
Licensing operations	100,265	4.8	90,732	5.2	67,136	5.4

Total net revenue	$2,093,390	100.0%	$1,749,916	100.0%	$1,252,664	100.0%

(1)
The Company changed its year end from December 31 to a 52-53 week year ending on the Saturday closest to January 31. The year ended February 2, 2008 was the first full year on the new fiscal calendar. The table provides unaudited revenue data for the comparable prior 12 months ended February 3, 2007.

U.S. and Canada Retail Operations

        At January 31, 2009, our U.S. and Canada retail operations, which comprise directly operated stores in both the U.S. and Canada, consisted of 192 full-price retail, 104 factory outlet, 52 GUESS by MARCIANO, 43 G by GUESS and 34 GUESS? Accessories stores which sell GUESS?, GUESS by

MARCIANO and G by GUESS labeled apparel and accessory products. Below is a summary of store statistics.

	Jan. 31, 2009	Feb. 2, 2008	Feb. 3, 2007
GUESS? Retail stores:
U.S.	145	140	148
Canada	47	47	43

	192	187	191
GUESS? Factory stores:
U.S.	87	81	88
Canada	17	16	14

	104	97	102
GUESS by MARCIANO stores:
U.S.	35	26	18
Canada	17	12	7

	52	38	25
G by GUESS stores:
U.S.	43	34	—

	43	34	—
GUESS? Accessories stores:
U.S.	27	13	12
Canada	7	4	4

	34	17	16

Total	425	373	334

Square footage at fiscal year end	1,953,600	1,759,000	1,610,000
Sales per average annual square foot	$502	$504	$458

        GUESS? Retail Stores.    At January 31, 2009, our full price North American retail stores occupied approximately 956,000 square feet and ranged in size from approximately 2,000 to 13,500 square feet, with most stores between 3,000 and 6,000 square feet. Our retail stores carry a full assortment of men's and women's GUESS? merchandise, including most of our licensed products. In fiscal 2009, we opened nine new retail stores, closed three stores and converted one full price retail store to a GUESS? Accessories store. Sales per square foot for our full price U.S. and Canada retail stores, not including factory outlet or new concept stores, decreased from $515 in fiscal 2008 to $509 in fiscal 2009.

        GUESS? Factory Outlet Stores.    At January 31, 2009, our U.S. and Canada factory outlet stores occupied approximately 562,000 square feet and ranged in size from approximately 2,000 to 11,000 square feet, with most stores between 4,500 and 6,000 square feet. They are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our full-price retail stores. These stores sell selected styles of GUESS? apparel and licensed products at lower price points. We also use the factory outlet stores to liquidate excess inventory and thereby protect the GUESS? image. In fiscal 2009, we opened seven new factory stores. Sales per square foot for our U.S. and Canada factory outlet stores increased from $509 in fiscal 2008 to $542 in fiscal 2009.

        GUESS by MARCIANO Stores.    At January 31, 2009, our GUESS by MARCIANO stores occupied approximately 147,000 square feet and ranged in size from approximately 1,500 to 6,500 square feet, with most stores between 2,000 and 3,000 square feet. This concept now leverages the name recognition of the

GUESS brand and the reputation we have for sexy, contemporary styling to extend the appeal of our brand to a slightly older, more sophisticated customer. In fiscal 2009, we opened 14 new GUESS by MARCIANO stores. Sales per square foot for our GUESS by MARCIANO stores decreased from $606 in fiscal 2008 to $571 in fiscal 2009.

        G by GUESS Stores.    At January 31, 2009 our G by GUESS stores occupied approximately 223,000 square feet and ranged in size from approximately 4,000 to 10,000 square feet, with most stores between 4,000 and 5,000 square feet. G by GUESS is aimed to capture a market demographic that shops price points between factory and retail and carries apparel for both men and women and a full line of accessories and footwear that is aspirational, timeless and fun. The stores have a fresh feel, directed toward a full customer experience, with fashion-forward, but not cutting edge fashion. In fiscal 2009, we opened ten new G by GUESS stores and closed one store. Sales per square foot for our G by GUESS stores increased from $264 in fiscal 2008 to $272 in fiscal 2009.

        GUESS? Accessories Stores.    At January 31, 2009, our GUESS? Accessories concept stores occupied approximately 65,000 square feet and ranged in size from approximately 700 to 4,000 square feet, with most stores between 1,000 and 2,500 square feet. The GUESS? Accessories stores enable us to build a more meaningful presence and variety in our retail segment. In fiscal 2009, we opened 17 new GUESS? Accessories stores, closed one store and converted one full-price retail store to a GUESS? Accessories store. Sales per square foot for our GUESS? Accessories stores decreased from $738 in fiscal 2008 to $717 in fiscal 2009.

Wholesale Customers

        The majority of our revenues reported in our wholesale segment are generated from our North American wholesale customers that consist primarily of better department stores, select specialty retailers and upscale boutiques. Leading domestic wholesale customers include Macy's, Inc. and Dillard's, Inc. During fiscal 2009, our products were sold directly to consumers through approximately 1,057 major doors in the U.S. Our wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics.

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

        A few of our domestic wholesale customers, including some under common ownership, have accounted for significant portions of our net revenue. During fiscal 2009, Macy's, Inc. was our largest domestic wholesale customer and accounted for approximately 4.1% of our consolidated net revenue. During the past year, we continued to see our domestic wholesale operations become a smaller portion of our overall business as our international businesses expanded.

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

        For the year ended January 31, 2009, together with our partners we opened 168 new stores, including 99 in Europe, 55 in Asia and 14 in the combined area of Mexico, Central and South America. We ended the year with 690 stores outside of the U.S. and Canada, of which 488 were GUESS? stores, 46 were GUESS by MARCIANO stores, and 156 were GUESS? Accessories stores. Of the 690 stores, 96 were operated by the Company and 594 were operated by licensees or distributors. This store count does not include 177 jean and accessory concessions located in Europe and Asia because of their smaller store size in relation to our standard international store size.

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

Design

        GUESS?, G by GUESS and GUESS by MARCIANO products are designed by an in-house staff of three design teams (GUESS? men's and women's, G by GUESS and GUESS by MARCIANO) located in Los Angeles, California and Florence and Bologna, Italy. The U.S. and European teams work closely to share ideas and develop products that can sell in both markets and in other international markets. Our design teams travel throughout the world in order to monitor fashion trends and discover new fabrics. Fabric shows in Europe, Asia and the U.S. provide additional opportunities to discover and sample new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. We also maintain a fashion library consisting of antique and contemporary garments as another source of creative concepts. In addition, our design teams regularly meet with members of the sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.

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

        We further strengthen communications with customers through our websites (www.guess.com, www.guessbymarciano.com, www.marciano.com, www.gbyguess.com, www.guessbymarciano.it, www.guess.ca, www.guessbymarciano.ca and www.shopmarciano.ca). These global media enable us to provide timely information in an entertaining fashion to consumers about our history, products and store locations, and allow us to receive and respond directly to customer feedback.

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

Logistics

        We utilize distribution centers at strategically located sites. The Company's primary U.S. distribution center is based in Louisville, Kentucky. At our 506,000 square-foot facility in Kentucky, we use fully integrated and automated distribution systems. The bar code scanning of merchandise, picking tickets and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to the distribution information systems. As of January 31, 2009, this facility was approximately 60% utilized. Distribution of our products in Canada is handled from a distribution center in Montreal, Quebec that we lease from a related party. Our European business primarily utilizes two independent distributors with five locations in Italy as well as one Company operated distribution center in Italy. Additionally, we utilize five contract warehouses in Hong Kong, South Korea and China that service the Pacific Rim.

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

Information Systems

        We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in computer hardware, system applications and networks. Our computer information systems consist of a full range of financial, distribution, merchandising, in-store, supply chain and other systems. During fiscal 2009, we continued to enhance our financial and operational systems globally to align with our global IT standards, accommodate future growth and provide operating efficiencies. Key initiatives included the implementation of a store portal to disseminate information and communicate with our retail stores, establishment of a retail data warehouse to provide ready access to actionable information for our buyers and stores, installation of a new POS and merchandise system in Asia, as well as the rollout of a procurement-to-payment supply chain platform to automate communication and payment to our suppliers.

Trademarks

        We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and GUESS Collection. As of January 31, 2009, we had approximately 2,500 U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in approximately 170 countries around the world, including the U.S. From time to time, we adopt new trademarks in connection with the marketing of new product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.

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

        U.S. Backlog.    The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer's inventory within 72 hours. The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to stores. Our U.S. wholesale backlog as of March 21, 2009, consisting primarily of orders for fashion apparel was approximately $44.0 million, compared to $55.4 million at March 22, 2008, or down 20.6%. The backlog of wholesale orders at any given time is affected by various factors, including seasonality and the scheduling of manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

        Europe Backlog.    Our European business operates with two primary wholesale selling seasons. The Spring/Summer season, which ships mostly in January, February and March and the Fall/Winter season, which ships mostly in July, August and September. Generally, the other months are relatively small shipping months. However, customers have the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs. Accordingly, a certain amount of orders in the backlog may be shipped outside of the traditional shipping months. As of March 24, 2009, the European operations backlog was approximately €215.4 million, compared to €188.3 million at March 24, 2008, or up approximately 14.4%. The backlog as of March 24, 2009 is comprised of sales orders for the Spring/Summer and Fall/Winter 2009 seasons. As discussed above, these orders are subject to cancellation and may not be indicative of eventual actual shipments.

Employees

        We strongly believe that our employees ("associates") are our most valuable resources. As of February 2009, we had approximately 10,800 associates, comprised primarily of 8,500 associates in our North American retail operations and 1,100 in our European operations. We consider our relationship with our associates to be good.

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

Website Access to Our Periodic SEC Reports

        We make available free of charge at www.guessinc.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the charters of our Board of Directors' Audit, Compensation and Nominating and Governance Committees as well as the Board of Directors' Governance Guidelines and our Code of Conduct are

posted on our website. We may from time to time provide important disclosures to our investors, including amendments or waivers to our Code of Conduct, by posting them in the "Investor's Info" section of the www.guessinc.com website, as allowed by SEC rules. Printed copies of these documents may be obtained by writing or telephoning us at Guess?, Inc., 1444 South Alameda Street, Los Angeles, California 90021, Attention: Investor Relations, (213) 765-5578.

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

        We operate in a highly competitive and fragmented industry with low barriers to entry. We compete with many apparel manufacturers and distributors, both domestically and internationally, as well as many well-known designers, some of whom have substantially greater resources than we do and some of whose products are priced lower than ours. Our retail and factory outlet stores compete with many other retailers, including department stores, some of whom are our major wholesale customers. Our licensed apparel and accessories compete with many well-known brands. Within each of our geographic markets, we also face significant competition from global and regional branded apparel companies, as well as retailers that market apparel under their own labels. These and other competitors pose significant challenges to our market share in our existing major domestic and foreign markets and to our ability to successfully develop new markets. In addition, our larger competitors may be better equipped than us to adapt to changing conditions that affect the competitive market. Also, the industry's low barriers to entry allow the introduction of new products or new competitors at a fast pace. Any of these factors could result in reductions in sales or prices of our products and could have a material adverse effect on our results of operations and financial condition.

Negative changes in the economy, such as the recent deterioration in the global economic environment, and resulting declines in consumer confidence and spending, have had and could continue to have an adverse effect on the apparel industry and on our operating results.

        The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during recessionary periods and also may decline at other times. During 2008 and continuing into 2009, the global economic environment has deteriorated significantly. The declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has affected our business as it is dependent on consumer demand for our products. In North America, we have experienced a significant slowdown in customer traffic and a highly promotional environment. These same conditions have spread to many international markets. If the global macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings across all of our segments.

        In addition to the factors contributing to the current economic environment, there are a number of other factors that could contribute to reduced levels of consumer spending, such as increases in interest rates, taxation rates or energy prices. Similarly, actual or potential terrorist acts and other conflicts can also create significant instability and uncertainty in the world, causing consumers to defer purchases or preventing our suppliers and service providers from providing required services or materials to us. These or other factors could materially and adversely affect our operating results.

The current credit crisis could have a negative impact on our customers, suppliers and business partners, which, in turn could materially and adversely affect our results of operations and liquidity.

        The current credit crisis is having a significant negative impact on businesses around the world. Although we believe that our cash provided by operations and available borrowing capacity under our Credit Facility and bank facilities in Europe will provide us with sufficient liquidity for the foreseeable future, the impact of this crisis on our customers, business partners, suppliers, insurance providers and financial institutions with which we do business cannot be predicted and may be quite severe. The inability of our manufacturers to ship our products could impair our ability to meet delivery date requirements. A disruption in the ability of our significant customers, distributors or licensees to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity.

        A failure on the part of our insurance providers to meet their obligations for claims made by the Company could have a material adverse effect on our results of operations and liquidity. Continued market deterioration could jeopardize our ability to rely on those financial institutions that are parties to our various bank facilities and foreign exchange contracts. The Company could be exposed to a loss if the counterparty fails to meet their obligations upon our exercise of foreign exchange contracts. In addition, continued distress in the financial markets could impair the ability of one or more of the banks participating in our credit agreements from honoring their commitments. This could have an adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.

Domestic and foreign currency fluctuations could adversely impact our financial condition and results of operations.

        Our international sales and some of our licensing revenue are generally derived from sales in foreign currencies, including the Canadian Dollar, the Euro and the Korean Won. These revenues, when translated into U.S. dollars for consolidated reporting purposes, could be materially affected by the strengthening of the U.S. dollar, negatively impacting our results of operations and our ability to generate revenue growth. Furthermore, we also source products in U.S. dollars outside of the U.S. As a result, the cost of these products may be affected by changes in the value of the applicable currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products.

        Although we hedge certain exposures to changes in foreign currency exchange rates, we cannot assure that foreign currency fluctuations will not have a material adverse effect on our financial condition or results of operations. Furthermore, since some of our hedging activities are designed to reduce volatility of fluctuating exchange rates, they not only reduce the negative impact of a stronger U.S. dollar, but they also reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business. In addition, while the hedges are designed to reduce volatility over the forward contract period, these contracts can create volatility during the period. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

We could find that we are carrying excess inventories if we fail to anticipate consumer demand, if our international vendors do not supply quality products on a timely basis, if our merchandising strategies fail or if we do not open new and remodel existing stores on schedule.

        Because we must place orders with our vendors for most of our products a season or more in advance, we could end up carrying excess inventories if we fail to correctly anticipate fashion trends or consumer demand. Even if we correctly anticipate consumer fashion trends and demand, our vendors could fail to supply the quality products and materials we require at the time we need them. Moreover, we could fail to effectively market or merchandise these products once we receive them. In addition, we could fail to open new or remodeled stores on schedule, and inventory purchases made in anticipation of such store openings could remain unsold. Any of the above factors could cause us to experience excess inventories, which may result in inventory write-downs and higher markdowns, which in turn could have a material adverse effect on our results of operations and financial condition.

Our success depends on the quality of our relationships with our suppliers and manufacturers.

        We do not own or operate any production facilities, and we depend on independent contractors to supply our fabrics and to manufacture our products to our specifications. We do not have long-term contracts with any suppliers or manufacturers, and our business is dependent on our partnerships with our vendors. If manufacturing costs were to rise significantly, our product margins and results of operations could be negatively affected. In addition, very few of our vendors manufacture our products exclusively. As a result, we compete with other companies for the production capacity of independent contractors. If our vendors fail to ship our fabrics or products on time or to meet our quality standards or are unable to fill our orders, we might not be able to deliver products to our retail stores and wholesale customers on time or at all.

        Moreover, our suppliers have at times been unable to deliver finished products in a timely fashion. This has led, from time to time, to an increase in our inventory, creating potential markdowns and a resulting decrease in our profitability. As there are a finite number of skilled manufacturers that meet our requirements, it could take significant time to find suitable alternatives, which could result in our missing retailing seasons or our wholesale customers canceling orders, refusing to accept deliveries or requiring that we lower selling prices. Since we prefer not to return merchandise to our manufacturers, we could also have a considerable amount of unsold merchandise. Any of these problems could harm our financial condition and results of operations.

Our North American wholesale business is highly concentrated. If any of our large customers decrease their purchases of our products or experience financial difficulties, our results of operations and financial condition could be adversely affected.

        In fiscal 2009, 4.1% of our consolidated net revenue came from Macy's, Inc. No other single customer or group of related customers in any of our segments accounted for more than 1% of our consolidated net revenue in fiscal 2009. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our and our licensees' products. Also, as we expand the number of our retail stores, we run the risk that our wholesale customers will perceive that we are increasingly competing directly with them, which may lead them to reduce or terminate purchases of our products. In addition, in recent years there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major wholesale customers decides to decrease purchases from us, to stop carrying GUESS? products or to carry our products only on terms less favorable to us, our sales and profitability could significantly decrease. Similarly, some retailers have recently experienced significant financial difficulties, which in some cases have resulted in bankruptcy, liquidation and store closures. Financial difficulties of one of our major customers could result in reduced business and higher credit risk with respect to that customer. Any of these circumstances could ultimately have a material adverse effect on our results of operations and financial condition.

Since we do not control our licensees' actions and we depend on our licensees for a substantial portion of our earnings from operations, their conduct could harm our business.

        We license to others the rights to produce and market certain products that are sold with our trademarks. While we retain significant control over our licensees' products and advertising, we rely on our licensees for, among other things, operational and financial control over their businesses. If the quality, focus, image or distribution of our licensed products diminish, consumer acceptance of and demand for the GUESS? brand and products could decline. This could materially and adversely affect our business and results of operations. In fiscal 2009, approximately 80% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Although we believe that in most circumstances we could replace existing licensees if necessary, our inability to do so for any period of time could adversely affect our revenues and results of operations.

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

        We are a defendant from time to time in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management's attention from our operations and result in substantial legal fees. See also "ITEM 3. Legal Proceedings" for further discussion of our legal matters.

If we fail to successfully execute our growth initiatives, including through acquisitions, our business and results of operations could be harmed.

        As part of our business growth initiatives, we regularly open new stores, in both existing and new store concepts, in the United States and Canada. We also regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. For instance, we completed the acquisition of our former European jeanswear licensee in 2005, the acquisition of 75% of the outstanding shares of our former European licensee of GUESS by MARCIANO apparel in December 2006 and the acquisition of our former European licensee of children's apparel in January 2008. We have also continued our international expansion by opening new stores outside the U.S., primarily in the form of stores owned by our international licensees and distributors, but also through Company-owned stores and concessions. Despite the economic downturn, we plan to continue opening select new stores in the U.S. and internationally. This expansion effort places increased demands on our managerial, operational and administrative resources that could prevent or delay the successful opening of new stores, adversely impact the performance of our existing stores and adversely impact our overall results of operations. In addition, acquired businesses and additional store openings may not provide us with increased business opportunities, or result in the growth that we anticipate, particularly during economic downturns. Furthermore, integrating acquired operations is a complex, time-consuming and expensive process. Failing to acquire and successfully integrate complementary businesses, or failing to achieve the business synergies or other anticipated benefits of acquisitions, could materially adversely affect our business and results of operations.

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

        In addition to our core GUESS? retail and factory stores, we continue to develop and refine the GUESS by MARCIANO, GUESS? Accessories and G by GUESS store concepts. The introduction and growth of several new store concepts as part of our overall growth strategy could strain our financial and management resources. Additionally, successfully developing new brands is subject to a number of risks, including customer acceptance, product differentiation, competition and obtaining desirable locations. These risks may be compounded during the current or any future economic downturn. There can be no assurance that these concepts will achieve or maintain sales and profitability levels that justify the required investments. If we are unable to successfully develop and manage these multiple store concepts, or if consumers are not receptive to the products or store concepts, our results of operations and financial results could be adversely affected.

Our business is global in scope and can be impacted by factors beyond our control.

        We have been balancing our supply chain of domestic contractors by continuing to expand our global partnerships, as a cost-effective model to produce our products. During fiscal 2009, we sourced the majority of our finished products with partners and suppliers outside the U.S. and we continued to design and purchase fabrics globally. As we focus strategically on progressively more direct sourcing, we are expanding our Hong Kong office infrastructure to allow us to develop, engineer and source directly from Asian factories.

        In addition, we have been increasing our international sales of product outside of the United States. In fiscal 2009, over half of our consolidated net revenue was generated by sales from outside of the United States. We anticipate that these international revenues will continue to grow as a percentage of our total business. Further, as a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region.

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

  •
  recessions in foreign economies;

  •
  reduced global demand resulting in the closing of thousands of factories;

  •
  challenges in managing our foreign operations;

  •
  local business practices that do not conform to legal or ethical guidelines;

  •
  adoption of additional or revised quotas, restrictions or regulations relating to imports or exports;

  •
  additional or increased customs duties, tariffs, taxes and other charges on imports or exports;

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

        We primarily rely on a single distribution center located in Louisville, Kentucky to receive, store and distribute merchandise to all of our stores and wholesale customers in the U.S. We also operate a distribution center in Canada, utilize two independent distributors with five locations and one Company operated location in Italy which service Europe, and utilize five contract warehouses in Hong Kong, China and South Korea that service the Pacific Rim. Any significant interruption in the operation of our Kentucky distribution center or any of our other foreign facilities due to natural disasters, accidents, system failures or other unforeseen causes could have a material adverse effect on our business and operating results.

Our two most senior executive officers own a significant percentage of our common stock. Their interests may differ from the interests of our other stockholders.

        Maurice Marciano and Paul Marciano, our Chairman of the Board and Chief Executive Officer, respectively, collectively beneficially own over 36% of our outstanding shares of common stock. The sale or prospect of the sale of a substantial number of these shares could have an adverse impact on the market price of our common stock. Moreover, these individuals may have different interests than our other stockholders and, accordingly, they may direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as these individuals own a significant percentage of our common stock, they may effectively be able to:

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

        Our net revenue and operating results have historically been lower in the first half of our fiscal year due to general seasonal trends in the apparel and retail industries. In January 2007, the Company changed its fiscal year to the end of January but expects the historical trend described above to continue. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

  •
  shifts in consumer tastes and fashion trends;

  •
  the timing of new store openings and the relative proportion of new stores to mature stores;

  •
  calendar shifts of holiday or seasonal periods;

  •
  the timing of seasonal wholesale shipments;

  •
  the effectiveness of our inventory management;

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

        The efficient operation of our business is very dependent on our information systems. In particular, we rely heavily on the merchandise management and ERP (enterprise resource planning) systems used to track sales and inventory and manage our supply chain. We depend on our vendors to maintain and periodically upgrade these systems to support our business as we expand. The software programs supporting the processing of our inventory management information are licensed to us by independent software developers. The inability of these developers to continue to maintain and upgrade our software programs could result in incorrect information being supplied to management, inefficient ordering and replenishment of products and disruption of our operations. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of these systems could adversely impact the business. Significant expenditures could be required to remediate any such failure, problem or breach.

We could experience liquidity issues associated with our cash balances in excess of government insurance limits held by various financial institutions and our concentration of excess cash in a small number of municipal money market funds.

        Cash used primarily for working capital purposes is maintained with various major financial institutions in amounts which may be in excess of government insurance limits. In addition, excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in three diversified money market funds. The funds, each of which is rated AAA by national credit rating agencies, are generally comprised of high-quality, liquid instruments. All of these funds are eligible and have elected to participate in the Temporary Guarantee Program for Money Market Mutual Funds, and as such, shares held in these funds as of September 19, 2008 are guaranteed against losses in the value of the shares. Although the majority of our shares in these funds were held before September 19, 2008 and therefore are covered under this program, the remaining amounts are not guaranteed. This program expires on April 30, 2009, unless extended by the U.S. Department of the Treasury.

ITEM 1B.    Unresolved Staff Comments.

        None.

ITEM 2.    Properties.

        Certain information concerning our principal facilities, all of which are leased at January 31, 2009, is set forth below:

Location	Use	Approximate Area in Square Feet
1444 South Alameda Street Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, distribution and warehouse facilities, production control, and sourcing used by our Wholesale and Retail segments, and our Corporate groups	355,000
144 S. Beverly Drive Beverly Hills, California	Administrative offices used by our Corporate group	1,200
1610 Freeport Drive Louisville, Kentucky	Distribution and warehousing facility used by our Wholesale and Retail segments	506,000
119/264 W. 40th Street New York, New York	Administrative offices, public relations, and showrooms used by our Wholesale segment	13,400
Montreal/Toronto/Vancouver, Canada	Administrative offices, showrooms and warehouse facilities used by our Wholesale and Retail segments	111,000
Florence/Milan/Crevalcore, Italy	Administrative offices, showrooms and warehouse used by our European segment	208,000
Lugano, Switzerland	Administrative, sales and marketing offices used by our European segment	32,000
Kowloon, Hong Kong	Administrative offices, showrooms, sourcing, distribution and licensing coordination facilities used by our Wholesale segment	23,600
Seoul, South Korea	Administrative offices and showrooms used by our Wholesale segment	13,000
Shanghai/Beijing, China	Administrative offices, showrooms and warehouse facility used by our Wholesale segment	22,600
Macau	Warehouse facility used by our Wholesale segment	800
Taipei, Taiwan	Administrative office used by our Wholesale segment	2,700

        Our corporate, wholesale and retail headquarters and certain warehousing facilities are located in Los Angeles, California and in Beverly Hills, California, consisting of five buildings totaling approximately 356,200 square feet. All of these properties are leased by us from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the "Principal Stockholders"), Armand Marciano, their brother and former executive of the Company, and their families pursuant to leases that expire in July 2018 and February 2010. The total lease payments to these limited partnerships are approximately $0.3 million per month with aggregate minimum lease commitments to these partnerships at January 31, 2009, totaling approximately $25.4 million.

        In addition, the Company, through a wholly-owned Canadian subsidiary, leases warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Principal Stockholders. The lease expires in December 2014. The monthly lease payment is $44,200 Canadian (US$36,000) with aggregate minimum lease commitments through the term of the lease totaling approximately $3.1 million Canadian (US$2.6 million) at January 31, 2009.

        See Note 11 to the Consolidated Financial Statements for further information regarding related party transactions.

        Through early 2000, distribution of our products in the U.S. was centralized in our Los Angeles, California facility. In 2000, we leased an automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles as our primary distribution center. Our Canadian business operates a distribution facility located in Montreal, Canada. Our European business primarily utilizes two independent distributors with five locations in Italy as well as one Company operated distribution center in Italy. Additionally, we utilize five contract warehouses in Hong Kong, South Korea and China that service the Pacific Rim.

        We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through January 2022. These facilities are located principally in the U.S., with aggregate minimum lease commitments, at January 31, 2009, totaling approximately $825.3 million excluding related party commitments. In addition, in 2005 we started leasing a building in Florence, Italy for our Italian operations under a capital lease agreement. We opened the Florence facility in June 2006. The capital lease obligation, including build-outs, amounted to $16.3 million as of January 31, 2009.

        The current terms of our store and concession leases, excluding renewal options, expire as follows:

	Number of Stores
Years Lease Terms Expire	U.S. and Canada	Asia	Europe	Mexico
Fiscal 2010-2012	102	115	35	3
Fiscal 2013-2015	87	3	19	8
Fiscal 2016-2018	145	—	14	—
Fiscal 2019-2021	90	—	7	—
Thereafter	1	—	1	—

	425	118	76	11

        We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations. See Notes 11 and 12 to the Consolidated Financial Statements for further information regarding current lease obligations.

ITEM 3.    Legal Proceedings.

        In 2006, the Officers of the Florence Customs Authorities ("Customs Authorities") began an import customs audit with respect to the Company's Italian subsidiary, Maco Apparel S.p.A. ("Maco"), in Florence, Italy, which was acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004, 2005 and part of 2006 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities' assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The Custom Authorities have filed several claims which are heard independently within various sections of the

Florence Provincial Tax Commission. Each claim represents a portion of the period under review. The first hearings with the Florence Provincial Tax Commission commenced on October 29, 2007. Judgments for a number of the claims have been received that were favorable to the Company on certain aspects of the claims and unfavorable on other aspects of the claims. The Company will appeal the unfavorable aspects of the judgments. Based on a request by a judge from the Florence Provincial Tax Commission, the Company and the Customs Authorities are exploring the possibility of an out of court settlement. While the Company continues to believe in the strength of its position, the Company has recorded an accrual based on the settlement negotiations to date. Both the amount of the accrual and the possible risk of loss in excess of the accrual are not considered to be material to the Company's financial results and financial position.

        The Company is also involved in various claims and other matters incidental to the Company's business, the resolution of which is not expected to have a material adverse effect on the Company's consolidated results of operations or financial position. No material amounts were accrued as of January 31, 2009 or February 2, 2008 related to any of the Company's legal proceedings.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Since August 8, 1996, the Company's common stock has been listed on the New York Stock Exchange under the symbol 'GES.' The following table sets forth, for the periods indicated, the high and low sales prices of the Company's common stock, and the dividends paid with respect thereto, as adjusted with respect to the quarter ended May 5, 2007 to reflect the Company's two-for-one stock split that became effective March 13, 2007:

	Market Price
			Dividends Paid
	High	Low
Fiscal year ended February 2, 2008
First Quarter Ended May 5, 2007	$42.99	$37.54	$0.06
Second Quarter Ended August 4, 2007	52.61	38.43	0.06
Third Quarter Ended November 3, 2007	54.98	44.27	0.08
Fourth Quarter Ended February 2, 2008	49.52	32.59	0.08
Fiscal year ended January 31, 2009
First Quarter Ended May 3, 2008	$44.66	$33.33	$0.08
Second Quarter Ended August 2, 2008	45.01	31.01	0.08
Third Quarter Ended November 1, 2008	42.49	18.66	0.10
Fourth Quarter Ended January 31, 2009	22.81	10.62	0.10

        On March 23, 2009, the closing sales price per share of the Company's common stock, as reported on the New York Stock Exchange Composite Tape, was $18.94. On March 23, 2009 there were 374 holders of record of the Company's common stock.

        Prior to the initiation of a quarterly dividend on February 12, 2007, the Company had not declared any dividends on our common stock since our initial public offering in 1996. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity. The agreement governing our Credit Facility limits our ability to pay dividends unless immediately after giving effect thereto the aggregate amount of unrestricted cash and cash equivalents held by Guess?, Inc. and its Canadian subsidiary is at least $50 million. At January 31, 2009, Guess?, Inc. and its Canadian subsidiary had approximately $260.6 million in unrestricted cash and cash equivalents.

Performance Graph

        The Stock Price Performance Graph below compares the cumulative stockholder return of the Company with that of the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index) over the five fiscal year period beginning December 31, 2003. The graph also includes information with respect to February 3, 2007, the last day of the fiscal month transition period which resulted from the change in our fiscal year end from December 31 to the Saturday nearest January 31 of each year. The return on investment is calculated based on an investment of $100 on December 31, 2003, with dividends, if any, reinvested. Past performance is not necessarily indicative of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG GUESS?, INC.
S&P 500 INDEX AND S&P 1500 APPAREL RETAIL INDEX

	12/31/03	12/31/04	12/31/05	12/31/06	02/03/07	02/02/08	01/31/09
Guess?, Inc.	100.00	103.98	294.95	525.52	601.08	623.68	271.98
S&P 1500 Apparel Retail Index	100.00	117.66	128.37	140.66	145.85	118.71	61.10
S&P 500 Index	100.00	110.88	116.33	134.70	136.74	133.58	81.98

Stock Split

        On February 12, 2007, our Board of Directors approved a two-for-one stock split of the Company's common stock to be effected in the form of a 100% stock dividend. Each stockholder of record at the close of business on February 26, 2007 was issued one additional share of common stock for every share of common stock owned as of that time. The additional shares were distributed on or about March 12, 2007, and the Company's common stock began trading on the New York Stock Exchange on a post-split basis on March 13, 2007. All share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the 2007 stock split.

Share Repurchase Program

        The Company's share repurchases during the fourth quarter of fiscal 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 2, 2008 to November 29, 2008
Repurchase program(1)	—	—	—	$166,972,445
Employee transactions(2)	338	$16.85	—	—
November 30, 2008 to January 3, 2009
Repurchase program(1)	1,273,827	$14.16	1,273,827	$148,941,300
Employee transactions(2)	26,873	$15.32	—	—
January 4, 2009 to January 31, 2009
Repurchase program(1)	626,908	$15.00	626,908	$139,539,549
Employee transactions(2)	12,273	$16.08	—	—

Total
Repurchase program(1)	1,900,735	$14.43	1,900,735
Employee transactions(2)	39,484	$15.57	—

(1)
On March 19, 2008, the Company announced that its Board of Directors had authorized a new 2008 Share Repurchase Program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company's common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.

(2)
Consists of shares surrendered to, or withheld by, the Company in satisfaction of employee tax withholding obligations that occur upon vesting of restricted stock awards granted under the Company's 2004 Equity Incentive Plan, as amended.

ITEM 6.    Selected Financial Data.

        The selected financial data set forth below has been derived from the audited Consolidated Financial Statements of the Company and the related notes thereto (except for the unaudited selected statement of income financial data presented for the fiscal year ended February 3, 2007). All share and per share amounts included in the following consolidated financial data have been adjusted to reflect the two-for-one stock split which became effective on March 13, 2007. The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the related notes contained herein and with "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding accounting changes, acquisitions and other items affecting comparability.

	Year Ended(1)
	Jan. 31, 2009	Feb. 2, 2008	Feb. 3, 2007(2)	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
	(in thousands, except per share data)
	(unaudited)
Statement of income data:
Net revenue	$2,093,390	$1,749,916	$1,252,664	$1,185,184	$936,092	$729,262
Earnings from operations	328,787	309,139	205,519	193,023	101,810	55,482
Income taxes	103,784	124,099	77,615	72,715	38,882	21,147
Net earnings	213,562	186,472	131,172	123,168	58,813	29,566
Earnings per share:
Basic	$2.31	$2.02	$1.44	$1.36	$0.66	$0.34
Diluted	$2.28	$1.99	$1.42	$1.34	$0.65	$0.33
Dividends declared per share	$0.36	$0.28	—	—	—	—
Weighted average shares outstanding—basic	92,561	92,307	90,786	90,618	88,774	88,020
Weighted average shares outstanding—diluted	93,570	93,695	92,222	92,074	90,118	89,088

	Jan. 31, 2009	Feb. 2, 2008	Feb. 3, 2007	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
Balance sheet data:
Working capital	558,305	$432,583	$283,938	$274,996	$190,792	$134,564
Total assets	1,246,566	1,186,228	843,322	836,925	633,374	424,304
Borrowings and capital lease, excluding current installments	14,586	18,724	17,336	18,018	53,199	41,396
Stockholders' equity	776,038	656,974	438,724	431,060	288,293	220,577

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

Business Segments

        The business segments of the Company are retail, wholesale, European and licensing operations. Information relating to these segments is summarized in Note 15 to the Consolidated Financial Statements. The Company believes this segment reporting reflects how its four business segments are managed and each segment's performance is evaluated. The retail segment includes the Company's retail operations in North America. The wholesale segment includes the wholesale operations in North America and our Asian operations. The European segment includes both wholesale and retail operations in Europe and the Middle East. The licensing segment includes the worldwide licensing operations of the Company. The business segments operating results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, accounting and finance, global advertising and marketing, executive compensation, facilities and legal.

        We acquired Focus Europe S.r.l. ("Focus"), our former licensee for GUESS by MARCIANO products in Europe, the Middle East and Asia, in December 2006, and its Spanish subsidiary ("Focus Spain") in October 2007. We also acquired BARN S.r.l. ("Barn"), our former kids licensee in Europe, in January 2008. Each of these entities is reported in our European segment. G by GUESS is a relatively new retail brand concept that was launched in early fiscal 2008 and is included in our retail segment. Our South Korea business, which we have operated directly since January 2007, and our Greater China business, launched in April 2007, are also relatively new businesses for us and are reported in our wholesale segment.

Products

        We derive our net revenue from the sale of GUESS? men's and women's apparel, G by GUESS men's and women's apparel, GUESS by MARCIANO men's and women's apparel, and our licensees' products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line stores. We also derive royalty revenues from worldwide licensing activities.

Recent Global Economic Developments

        The global economic environment has deteriorated over the past several months. The declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items. This has affected our business as it is dependent on consumer demand for our products. In North America we have experienced a significant slowdown in customer traffic and a highly promotional environment. These same conditions are now spreading to many international markets. If the global macroeconomic environment continues to be weak or deteriorates further, there will likely be a negative effect on the Company's revenues and earnings across all of our segments for fiscal 2010.

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

dollar amounts. These conditions could negatively impact our results of operations and the Company's ability to generate both revenue and earnings growth. In addition, certain transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their local functional currencies. These types of transactions include U.S. denominated purchases of merchandise and intercompany liabilities. The Company enters into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on certain foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

Other

        On January 18, 2007, the Board of Directors of the Company approved a change in the Company's fiscal year end from December 31 to the Saturday nearest January 31 of each year. The change, which became effective for the Company's 2008 fiscal year, aligned the Company's reporting cycle with the National Retail Federation ("NRF") fiscal calendar to provide for more consistent year-to-year comparisons. The Company's 2008 fiscal year began on February 4, 2007 and ended on February 2, 2008, resulting in a one-month transition period that began January 1, 2007 and ended February 3, 2007. The audited results for the one month ended February 3, 2007 are included in "ITEM 15. Exhibits, Financial Statement Schedules."

        Unless specifically indicated otherwise, "fiscal 2009" relates to the twelve-months ended January 31, 2009, "fiscal 2008" relates to the twelve-months ended February 2, 2008 and "fiscal 2007" relates to the unaudited twelve months ended February 3, 2007. For purposes of this MD&A, the Company has presented the financial performance comparison of the 2009 fiscal year versus the 2008 fiscal year and the fiscal 2008 year versus the 2007 fiscal year. Fiscal years 2009 and 2008 include 52 weeks while fiscal 2007 includes 53 weeks.

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

Executive Summary

The Company

        The Company's operations generated net earnings of $213.6 million, or diluted earnings of $2.28 per share, for the year ended January 31, 2009, compared to net earnings of $186.5 million, or diluted earnings of $1.99 per share, for the year ended February 2, 2008. The fiscal 2009 results included the benefit over the prior year of a lower effective tax rate which favorably impacted tax expense by $23.2 million (or $0.25 per diluted share) and a favorable impact of currency translation to earnings from operations of $5.2 million (or $0.03 per diluted share). This was partially offset by an unfavorable impact in fiscal 2009 of long-lived asset impairment charges of $24.4 million (or $0.17 per diluted share). The asset impairment charge reflected the write-down of the asset base for a number of our retail stores in North America and Asia as a result of adverse retail conditions arising from the recent deterioration in the global economic environment.

        Total net revenues increased 19.6% to $2,093.4 million for the year ended January 31, 2009, from $1,749.9 million for the year ended February 2, 2008. All our business segments contributed to this growth. The European segment was the largest contributor to the growth in revenues, representing over half of the consolidated revenue growth. Retail store expansion in North America and the expansion of our operations in Asia also contributed to the growth in revenues, while our licensing business increased revenues across all key accessories categories and footwear.

        Gross margin decreased 120 basis points to 44.1% for the year ended January 31, 2009 compared to the prior year. The decline in the overall gross margin was attributable to lower product margins in our retail and wholesale segments partially offset by higher product margins in Europe and a higher mix of European net revenues, which generated a relatively higher gross margin than the other segments.

        Selling, general and administrative ("SG&A") expenses increased 22.8% to $593.8 million for the year ended January 31, 2009 compared to $483.6 million for the year ended February 2, 2008. The increase in SG&A expenses was driven by higher variable costs to support the higher sales in our existing businesses, asset impairment charges in North America and Asia, investments in our newer businesses and investments in infrastructure in Europe. As a percentage of revenues, SG&A expense increased 80 basis points to 28.4% for the year ended January 31, 2009, compared to the prior-year. The asset impairment charge negatively impacted SG&A expense as a percentage of revenues by 120 basis points.

        Earnings from operations increased 6.4% to $328.8 million for the year ended January 31, 2009 compared to $309.1 million for the same period a year ago. Operating margin declined 200 basis points to 15.7% for the year ended January 31, 2009 compared to the prior year due to the lower gross margin and the increase in SG&A spending as a percentage of net revenues. The asset impairment charge negatively impacted operating margin by 120 basis points.

        Net interest income decreased $2.7 million for the year ended January 31, 2009 primarily due to lower interest rates on invested cash balances and higher average debt balances in Europe.

        Other expense, net increased by $9.5 million for the year ended January 31, 2009 primarily due to the decline in the value of insurance policy investments and other non-operating assets.

        Our effective income tax rate decreased 720 basis points to 32.6% for the year ended January 31, 2009, compared to 39.8% in the prior year, primarily due to a higher proportion of earnings in lower tax jurisdictions.

        The Company had $294.1 million in cash and cash equivalents as of January 31, 2009, compared to $275.6 million as of February 2, 2008. Total debt, including capital lease obligations, as of January 31, 2009, was $38.6 million, a decrease of $15.4 million from $54.0 million as of February 2, 2008. The decrease in debt was the combined result of a lower Euro denominated balance at January 31, 2009 compared to the prior year end and the favorable translation effect of the relatively stronger U.S. dollar. Accounts receivable increased by $9.9 million, or 3.9%, to $264.3 million at January 31, 2009, compared to $254.4 million at February 2, 2008. The increase in accounts receivable primarily resulted from the revenue growth in Europe. Changes in currency translation rates reduced the current year's accounts receivable balance by approximately $34.5 million compared to the prior year. Approximately $159.0 million of our European, U.S. and Canadian receivables, or 60% of the $264.3 million in accounts receivable at January 31, 2009, were insured for collection purposes or subject to certain bank guarantees. Inventory increased by $7.5 million, or 3.2%, to $239.7 million as of January 31, 2009, compared to $232.2 million as of February 2, 2008. Most of the inventory increase was related to anticipated sales growth in our existing European operations. The current year's inventory balance includes a negative translation impact of approximately $26.6 million due to currency fluctuations compared to the prior year.

Retail

        Our retail segment, comprising North American full-priced retail and factory outlet stores and e-commerce, generated net sales of $978.0 million during the year ended January 31, 2009, an increase of 13.4% from $862.4 million in the prior year period. This growth was driven by a larger store base, which represented a net 12.8% increase in average square footage compared to the year ended February 2, 2008, and an increase in comparable store sales of 1.0% for the year ended January 31, 2009. Retail earnings from operations decreased by $35.3 million, or 27.5%, to $93.2 million for the year ended January 31, 2009, from $128.5 million for the prior year period. In addition, the operating margin decreased by 540 basis points to 9.5% for the year ended January 31, 2009, compared to 14.9% for the year ended February 2, 2008. The declines in both earnings from operations and operating margin were driven by asset impairment charges in the retail segment of $23.3 million and lower product margins. The decrease in earnings from operations was partially offset by the increased earnings due to the increased sales volume from the larger store base and lower advertising and marketing costs. The asset impairment charges negatively impacted operating margin by 230 basis points.

        We opened 57 new stores, closed five underperforming stores and converted one full-price retail store to a GUESS? Accessories store in the U.S. and Canada during fiscal 2009. At January 31, 2009, we operated 425 stores in the U.S. and Canada, comprised of 192 GUESS? full-priced retail stores, 104 GUESS? factory outlet stores, 52 GUESS by MARCIANO stores, 43 G by GUESS stores and 34 GUESS? Accessories stores. This compares to 373 stores as of February 2, 2008.

Wholesale

        Wholesale segment revenues increased by $37.8 million, or 14.6%, to $296.2 million for the year ended January 31, 2009, from $258.4 million for the year ended February 2, 2008. The increase in net revenues was primarily due to international expansion in our Asian business. Earnings from operations for the wholesale segment decreased by $4.4 million, or 8.8%, to $45.5 million for the year ended January 31, 2009, from $49.9 million for the prior year period. The decrease was driven by lower product margins in our North American wholesale business as well as higher product related costs and additional occupancy and SG&A expenses, largely to support our expanding Asian operations. Operating margin decreased by 390 basis points to 15.4% in the year ended January 31, 2009, compared to 19.3% for the prior year period. The lower North American wholesale product margins, additional operating expenses in Asia and the overall mix of our Asia business, where operating margins are lower than in our North American wholesale business, drove the operating margin decrease.

Europe

        In Europe, revenues increased by $180.6 million, or 33.5%, to $719.0 million for the year ended January 31, 2009, compared to $538.4 million for the year ended February 2, 2008. The majority of the revenue growth was generated by the European wholesale business, driven by growth in both our existing accessories and apparel businesses and our acquisition of BARN in January 2008. In addition, at January 31, 2009, we directly operated 61 stores in Europe, compared to 40 stores at the prior year end. As a result, European retail revenues, including new stores, increased by 47.0% for the year ended January 31, 2009, compared to the prior year. Earnings from operations from our European segment increased by $47.8 million, or 39.6%, to $168.6 million for the year ended January 31, 2009, from $120.8 million for the prior year period. The increase in earnings from operations also included a currency benefit of $9.7 million. Operating margin increased 110 basis points to 23.5% in the year ended January 31, 2009, compared to 22.4% for the prior year due to higher product margins partially offset by increased occupancy and SG&A expenses.

Licensing

        Our licensing business revenues increased by $9.6 million, or 10.5%, to $100.3 million for the year ended January 31, 2009, from $90.7 million for the year ended February 2, 2008. This increase was driven by growth in sales of several product categories, especially watches, jewelry, footwear, eyewear and handbags. Licensing segment earnings from operations increased $8.5 million, or 10.9%, to $86.4 million for the year ended January 31, 2009, from $77.9 million for the prior year period. Operating margin increased 30 basis points to 86.2% for the year ended January 31, 2009 compared to 85.9% for the prior year period.

        Outside of the U.S. and Canada, in the year ended January 31, 2009, together with our partners we opened 168 new stores, including 99 in Europe, 55 in Asia and 14 in the combined area of Mexico, Central and South America. We ended the year with 690 stores outside of the U.S. and Canada, of which 488 were GUESS? stores, 156 were GUESS? Accessories stores, and 46 were GUESS by MARCIANO stores. Of the 690 stores, 96 were operated by the Company and 594 were operated by licensees or distributors. This store count does not include 177 jean and accessory concessions located in Asia and Europe because of their smaller store size in relation to our standard international store size.

Corporate Overhead

        Corporate overhead, included in SG&A, decreased by $3.1 million, or 4.6%, to $64.9 million in the year ended January 31, 2009, from $68.0 million for the prior year period. This decrease was primarily due to lower compensation related expenses.

Critical Accounting Policies and Estimates

        The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an ongoing basis including those related to the valuation of inventories, accounts receivable allowances, sales return allowances, loyalty accrual, the useful life of assets for depreciation, restructuring expense and accruals, evaluation of impairment, recoverability of deferred taxes, workers compensation accruals, litigation accruals, pension obligations and stock-based compensation.

        The Company believes that the following significant accounting policies involve a higher degree of judgment and complexity. In addition to the accounting policies mentioned below, see Note 1 to the Consolidated Financial Statements for other significant accounting policies.

  Accounts receivable reserves

        In the normal course of business, the Company grants credit directly to certain wholesale customers after a credit analysis based on financial and other criteria is performed. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances through analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collection trends, an evaluation of the impact of current economic conditions and whether the Company has obtained credit insurance or other guarantees.

        Costs associated with customer markdowns are recorded as a reduction to net revenues, and are included in the allowance for accounts receivable. Historically, these markdown allowances resulted from seasonal negotiations with the Company's wholesale customers, as well as historical trends and the evaluation of the impact of the economic conditions. During fiscal 2008, the Company renegotiated its arrangements with its major customers in the U.S. to fix the percentage of sales that will be expensed as markdown allowances. The negotiation of a fixed rate allows the Company to process credit memos against the outstanding balance immediately which has resulted in a reduction of our outstanding markdown allowance accrual.

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

  Inventory reserves

        Inventories are valued at the lower of cost (primarily weighted average method) or market. The Company continually evaluates its inventories by assessing slow moving product as well as prior seasons' inventory. Market value of aged inventory is estimated based on historical sales trends for each product line category, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. The Company closely monitors its off-price sales to ensure the actual results closely match initial estimates. Estimates are regularly updated based upon this continuing review.

  Valuation of goodwill, intangible and other long-lived assets

        The Company assesses the impairment of its long-lived assets (i.e. goodwill, intangible assets and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset's ability to continue to generate income from operations and positive cash flow in future periods or if significant changes in the Company's strategic business objectives and utilization of the assets occurred. If the assets (other than goodwill) are assessed to be recoverable, they are depreciated or amortized over the periods benefited. If the assets are considered to be impaired, an impairment charge is recognized representing the amount by which the carrying value of the assets exceeds the fair value of those assets. Fair value is determined based upon the discounted cash flows derived from the underlying asset. We use various assumptions in determining current fair market value of these assets, including future expected cash flows and discount rates. Future expected cash flows for store assets are based on management's estimates of future cash flows over the remaining lease period or expected life, if shorter. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations. See Notes 1 and 6 to the Consolidated Financial Statements for further discussion.

  Pension benefit plan actuarial assumptions

        The Company's pension obligations and related costs are calculated using actuarial concepts, within the framework of the amendment of Statement of Financial Accounting Standards ("SFAS") No. 87, "Employer's Accounting for Pensions." The discount rate is an important element of expense and/or liability measurement. We evaluate this critical assumption annually which enables us to state expected future payments for benefits as a present value on the measurement date. Refer to Note 10 to the Consolidated Financial Statements for Supplemental Executive Retirement Plan related information.

  Litigation reserves

        Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated balance sheet. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected favorable or unfavorable outcome of each claim. As additional information becomes available, the Company will assess the potential liability related to new claims and existing claims and will revise estimates as appropriate. As new claims arise, such revisions in estimates of the potential liability could materially impact the results of operations and financial position.

  Stock-based compensation

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R ("SFAS 123R"), "Share-Based Payments," using the modified prospective transition method. Under this method, compensation cost recognized after January 1, 2006 included: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-Based Compensation," and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for new grants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company's common stock. The expected life used prior to November 2007 was based on the "simplified" method described in the SEC Staff Accounting Bulletin No. 107. For options granted beginning November 2007, the expected term is determined based on historical trends. The dividend yield for the one month period ended February 3, 2007 and prior years was zero. In the first quarter of fiscal 2008, the Board of Directors authorized and approved the initiation of a quarterly dividend. The expected forfeiture rate is determined based on historical data. Compensation expense for new stock options and nonvested stock awards is recognized on a straight-line basis over the vesting period.

        In addition, the Company grants certain nonvested stock awards and stock options that require the recipient to achieve certain minimum performance targets in order for these awards to vest. If the minimum performance targets have not been achieved or are not expected to be achieved, no expense is recorded during the period.

  Taxes

        The Company adopted Financial Accounting Standards Board ("FASB") Interpretation 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," in January 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company's financial position and results of operations. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. See Note 9 to the Consolidated Financial Statements for further information regarding the adoption of FIN 48.

        In accordance with SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized. As all earnings from the

Company's foreign operations are permanently reinvested and not distributed, the Company's income tax provision does not include additional U.S. taxes on foreign operations.

  Hedge accounting

        The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts and swaps to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules as required by SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," for certain of these hedges. The Company's objective is to hedge the variability in forecasted cash flows due to the foreign currency risk associated with certain anticipated inventory purchases and other expenses on a first dollar basis for specific months. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders' equity, and are recognized in cost of product sales or SG&A in the period which approximates the time the hedged merchandise inventory is sold or the hedged operating expense is incurred.

        The Company has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expenses.

  Gift card breakage

        Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Beginning with the quarter ended August 4, 2007, these estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company determined a gift card breakage rate based upon historical redemption patterns, which represented the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods. See Note 1 to the Consolidated Financial Statements for further information regarding the recognition of gift card breakage.

RESULTS OF OPERATIONS

        The following table sets forth actual operating results for the 2009, 2008 and 2007 fiscal years and one-month periods ended February 3, 2007 and January 28, 2006 as a percentage of net revenue:

	Year Ended			One Month Ended
	Jan. 31, 2009	Feb. 2, 2008	Feb. 3, 2007	Feb. 3, 2007	Jan. 28, 2006
Product sales	95.2%	94.8%	94.6%	95.0%	92.9%
Net royalties	4.8	5.2	5.4	5.0	7.1

Total net revenue	100.0	100.0	100.0	100.0	100.0
Cost of product sales	55.9	54.7	55.9	59.0	67.0

Gross profit	44.1	45.3	44.1	41.0	33.0
Selling, general and administrative expenses	27.2	27.6	27.5	31.8	33.0
Asset impairment charges	1.2	—	0.2	—	—

Earnings from operations	15.7	17.7	16.4	9.2	—
Interest expense	0.2	0.2	0.6	0.5	0.6
Interest income	(0.3)	(0.4)	(0.5)	(0.5)	(0.6)
Other, net	0.6	0.1	(0.4)	(0.2)	—

Earnings before income taxes	15.2	17.8	16.7	9.4	—
Income taxes	5.0	7.1	6.2	3.6	—
Minority interest	—	—	—	(0.1)	—

Net earnings	10.2%	10.7%	10.5%	5.9%	—%

Year Ended January 31, 2009 Compared to Year Ended February 2, 2008.

 NET REVENUE.    Net revenue for the year ended January 31, 2009 increased by $343.5 million, or 19.6%, to $2,093.4 million, from $1,749.9 million for the year ended February 2, 2008. All segments contributed to this revenue growth with double-digit percentage increases. The largest contribution to this revenue growth was generated by our European segment.

        Net revenue from retail operations increased by $115.6 million, or 13.4%, to $978.0 million for the year ended January 31, 2009, from $862.4 million for the year ended February 2, 2008. The increase was driven by an average of 55 net additional stores during the year ended January 31, 2009, resulting in a 12.8% increase in average square footage compared to the prior year, and an increase in comparable store sales of 1.0% in fiscal 2009 compared to fiscal 2008. Currency translation fluctuations relating to our Canadian retail stores unfavorably impacted revenues by $9.0 million.

        Net revenue from wholesale operations increased by $37.8 million, or 14.6%, to $296.2 million for the year ended January 31, 2009, from $258.4 million for the year ended February 2, 2008. The revenue growth was generated from our expanding Asia operations, primarily in South Korea and Greater China. During fiscal year 2009, the Company, along with its partners, opened 20 stores and 31 concessions in Greater China and 10 stores and 29 concessions in South Korea. Our U.S. wholesale products, which are mostly sold through better department stores, were sold in approximately 1,057 major doors as of January 31, 2009, compared to 1,006 major doors at the end of the prior year period. Currency translation fluctuations, relating to both our Canadian and South Korean operations, unfavorably impacted net revenue in our wholesale segment by $16.3 million.

        Net revenue from European operations increased by $180.6 million, or 33.5%, to $719.0 million for the year ended January 31, 2009, from $538.4 million for the year ended February 2, 2008. All of our wholesale businesses in Europe contributed to this growth, including BARN, which we acquired in January

2008. The growth is also attributable to same store sales growth in our existing retail stores and the addition of new retail stores, increasing our directly operated store count to 61 stores at January 31, 2009 from 40 stores at February 2, 2008. Currency translation fluctuations accounted for $34.7 million of the increase in net revenue relating to our European operations.

        Net royalty revenue from licensing operations increased by $9.6 million, or 10.5%, to $100.3 million for the year ended January 31, 2009, from $90.7 million for the year ended February 2, 2008. The increase was the result of the strength of the accessories business, particularly watches, jewelry, footwear, eyewear and handbags. Licensing revenues in fiscal year 2009 did not include any royalty revenue from our BARN business which we now operate directly as part of our European operations.

 GROSS PROFIT.    Gross profit increased by $129.8 million, or 16.4%, to $922.6 million for the year ended January 31, 2009, from $792.8 million for the prior period. The increase in gross profit primarily resulted from the following:

  •
  Gross profit for the retail segment increased by $14.7 million, or 4.5%, to $344.8 million for the year ended January 31, 2009, from $330.1 million for the prior period, primarily due to higher unit sales volume driven by the expansion in our store count during the year and an increase in comparable store sales of 1.0% compared to the prior year. The increase in gross profit also includes the unfavorable impact of higher occupancy costs due to the store expansion and lower product margins.

  •
  Gross profit for the wholesale segment decreased by $1.5 million, or 1.5%, to $97.9 million for the year ended January 31, 2009, from $99.4 million for the prior year period, primarily due to lower product margins in our North American wholesale operations and increased occupancy costs in Asia, partially offset by higher sales volume in our Asian operations.

  •
  Gross profit for the European operations increased by $107.0 million, or 39.3%, to $379.6 million for the year ended January 31, 2009, from $272.6 million for the prior year period. The increase in our European gross profit was primarily attributable to higher sales volume in the existing European wholesale and retail operations, higher wholesale product margins and the impact of the acquisitions of BARN in January 2008 and Focus Spain in October 2007.

  •
  Gross profit for the licensing segment increased by $9.6 million, or 10.5%, to $100.3 million for the year ended January 31, 2009, from $90.7 million for the prior year period. The licensing gross profit improvement resulted from higher sales by our licensees of accessory and footwear products.

        Gross margin (gross profit as a percentage of total net revenues) decreased 120 basis points to 44.1% for the year ended January 31, 2009, from 45.3% for the year ended February 2, 2008. The decline in the overall gross margin was attributable to lower product margins in our retail and wholesale segments, partially offset by higher product margins in Europe and a higher mix of European net revenues, which generated a relatively higher gross margin than the other segments.

        The Company's gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    SG&A expenses increased by $110.2 million, or 22.8%, to $593.8 million for the year ended January 31, 2009, from $483.6 million for the year ended February 2, 2008. About $46.1 million of the increase was attributable to higher store selling, merchandising and distribution costs due to the higher sales volumes. Approximately $36.1 million of the increase was attributable to spending to support newer businesses, including BARN, Focus Spain, our G by GUESS brand, and Greater China, as well as spending to support the continued build-out of our European headquarters in Lugano, Switzerland. In addition, approximately $24.4 million of asset impairment charges were recorded during fiscal year 2009 compared to $0.6 million in the prior year.

        As a percentage of net revenues, SG&A expense increased to 28.4% for the year ended January 31, 2009, compared to 27.6% for prior year period, driven by additional spending for infrastructure and new businesses in Europe and the asset impairment charges, partially offset by expense leverage in our wholesale segment and in our corporate overhead.

 EARNINGS FROM OPERATIONS.    Earnings from operations increased by $19.7 million, or 6.4%, to $328.8 million for the year ended January 31, 2009, compared to earnings from operations of $309.1 million for the year ended February 2, 2008.

  •
  Earnings from operations for the retail segment were $93.2 million for the year ended January 31, 2009, compared to earnings from operations of $128.5 million for the year ended February 2, 2008. The decrease was driven by the store impairment charges of $23.3 million and the impact of lower product margins. This was partially offset by higher sales and the resulting gross profit due to the larger store base, and lower advertising and marketing costs. Currency translation fluctuations relating to our Canadian retail stores unfavorably impacted earnings from operations by $1.7 million.

  •
  Earnings from operations for the wholesale segment were $45.5 million for the year ended January 31, 2009, compared to earnings from operations of $49.9 million for the year ended February 2, 2008. While segment revenues increased, the decrease in earnings from operations was driven by lower segment product margins and higher occupancy and SG&A expenses to support our expanding Asian operations. Currency translation fluctuations, relating to both our Canadian and South Korean operations, unfavorably impacted earnings from operations in our wholesale segment by $2.5 million.

  •
  Earnings from operations for the European segment were $168.6 million for the year ended January 31, 2009, compared to $120.8 million for the year ended February 2, 2008. The increase was primarily due to the higher sales and gross profit resulting from growth in our existing European wholesale businesses, and our acquisition of BARN. This increase was partially offset by higher volume related operating costs and infrastructure spending, along with higher advertising and marketing costs. Currency translation fluctuations favorably impacted earnings from operations in our European segment by $9.7 million.

  •
  Earnings from operations for the licensing segment were $86.4 million for the year ended January 31, 2009, compared to $77.9 million for the year ended February 2, 2008. The increase was the result of higher revenues generated by our product licensees. This increase was partially offset by the loss of royalty revenue from BARN, our kids product licensee, which we acquired and now report as part of our European operations.

  •
  Unallocated corporate overhead, included in SG&A, was $64.9 million for the year ended January 31, 2009, compared to $68.0 million for the year ended February 2, 2008, mainly due to lower compensation related costs.

        The lower gross margin and higher SG&A expenses as a percentage of net revenues resulted in a decrease in operating margin of 200 basis points to 15.7% for the year ended January 31, 2009 from 17.7% for the prior year period.

 INTEREST EXPENSE AND INTEREST INCOME.    Interest expense increased to $4.7 million for the year ended January 31, 2009, compared to $3.4 million for the year ended February 2, 2008, primarily due to higher average debt balances in Europe to support working capital growth. On a comparable basis, the average debt balance for the year ended January 31, 2009 was $59.2 million versus an average debt balance of $48.6 million for the year ended February 2, 2008. Interest income decreased to $6.1 million for the year ended January 31, 2009 compared to $7.5 million for the year ended February 2, 2008, due to lower interest rates on invested cash, partially offset by higher average invested cash balances.

 OTHER EXPENSE, NET.    Other expense was $11.3 million for the year ended January 31, 2009, versus other expense of $1.8 million for the year ended February 2, 2008. Other expense for the year ended January 31, 2009 primarily resulted from the decline in value of insurance policy investments and other non-operating assets. For the year ended January 31, 2009, other expense included a net charge of $0.3 million relating to changes in foreign exchange rates on foreign currency forward contracts and other foreign currency transactions. The forward contracts are used to hedge currency exposure primarily relating to U.S. dollar transactions in our foreign operations in the event of a strengthening U.S. dollar. The impact of the strengthening U.S. dollar on the forward contracts during the year ended January 31, 2009 resulted in a mark-to-market gain of $18.8 million. This gain was primarily offset by the unfavorable revaluation of U.S. dollar denominated liabilities in our foreign operations of $18.5 million during the same period.

 INCOME TAXES.    Income tax expense for the year ended January 31, 2009 was $103.8 million, resulting in a 32.6% effective tax rate, compared to income tax expense for the prior year of $124.1 million, or a 39.8% effective tax rate. The lower tax rate in fiscal year 2009 was due to a higher mix of profits in lower tax jurisdictions and a decline in the Italian statutory tax rate at the end of fiscal 2008 that resulted in a devaluation of our Italian deferred tax assets at the end of fiscal year 2008.

 MINORITY INTEREST.    The minority interest expense for the year ended January 31, 2009 was $1.5 million, net of taxes, as compared to minority interest expense of $0.9 million, net of taxes, for the year ended February 2, 2008. The increase in minority interest expense was primarily due to the stronger performance of Focus and our Mexican joint venture.

 NET EARNINGS.    Net earnings increased by $27.1 million, or 14.5%, to $213.6 million for the year ended January 31, 2009, from $186.5 million for the year ended February 2, 2008. Diluted earnings per share increased to $2.28 per share for the year ended January 31, 2009 compared to $1.99 per share for the year ended February 2, 2008.

Year Ended February 2, 2008 Compared to Year Ended February 3, 2007.

 NET REVENUE.    Net revenue for the fiscal year ended February 2, 2008 increased by $497.2 million, or 39.7%, to $1,749.9 million, from $1,252.7 million for the year ended February 3, 2007. All segments contributed to this revenue growth with double-digit percentage increases. The largest contribution to this revenue growth was generated by our European segment.

        Net revenue from retail operations increased by $121.3 million, or 16.4%, to $862.4 million for the fiscal year ended February 2, 2008, from $741.1 million for the year ended February 3, 2007. The increase was driven by a comparable store sales growth of 14.6% and an average of 26 net additional stores during the fiscal year ended February 2, 2008 resulting in a 5.3% increase in average square footage compared to the prior year period. Currency translation fluctuations accounted for $14.3 million of the increase in net revenue relating to our Canadian retail stores.

        Net revenue from wholesale operations increased by $105.8 million, or 69.3%, to $258.4 million for the fiscal year ended February 2, 2008, from $152.6 million for the year ended February 3, 2007. Approximately 80.0% of this revenue growth was generated outside of the U.S., primarily in Asia. Our North American wholesale net revenue growth was primarily attributable to strong product performance. Our products were sold in the U.S. in approximately 1,006 major doors as of February 2, 2008, compared to 961 major doors at the end of the prior year period. Currency translation fluctuations accounted for $2.8 million of the increase in net revenue relating to our Canadian wholesale business.

        Net revenue from European operations increased by $246.6 million, or 84.5%, to $538.4 million for the fiscal year ended February 2, 2008, from $291.8 million for the year ended February 3, 2007. The majority of the revenue growth was generated by the European wholesale business, driven by our continued growth in both our existing accessories and apparel businesses and our acquisition of a 75% equity interest in Focus on December 31, 2006. The growth is also attributable to same store sales growth in our existing retail stores and the addition of new retail stores. Currency translation fluctuations accounted for $48.1 million of the increase in net revenue relating to our European operations.

        Net royalty revenue from licensing operations increased by $23.6 million, or 35.1%, to $90.7 million for the fiscal year ended February 2, 2008, from $67.1 million for the year ended February 3, 2007. The increase was the result of the strength of the accessories business, particularly handbags, footwear and watches, and the increased recognition of licensing revenues as a result of the amortization of fixed cash rights payments received from licensees in connection with previously renegotiated contracts based on the periods these contracts represent. Licensing revenues in fiscal 2008 did not include any royalty revenue from our GUESS by MARCIANO and South Korean licensees, both of which we now operate directly, as the associated sales are now reported as revenue in the European and wholesale segments, respectively.

 GROSS PROFIT.    Gross profit increased by $240.3 million, or 43.5%, to $792.8 million for the fiscal year ended February 2, 2008, from $552.5 million in the prior period. The increase in gross profit primarily resulted from sales growth in all segments.

  •
  Gross profit for the retail segment increased by $50.2 million, or 17.9%, to $330.1 million for the fiscal year ended February 2, 2008, from $279.9 million in the prior period, primarily due to higher sales volume and higher average selling prices, partially offset by higher occupancy costs.

  •
  Gross profit for the wholesale segment increased by $44.1 million, or 79.6%, to $99.4 million for the fiscal year ended February 2, 2008, from $55.3 million in the prior year period, primarily due to the increase in sales volume in Asia, and increased sales and higher mark-ups in North America driven by stronger product performance.

  •
  Gross profit for the European operations increased by $122.4 million, or 81.5%, to $272.6 million for the fiscal year ended February 2, 2008, from $150.2 million in the prior year period. The European gross profit increase resulted from higher sales volumes in the existing European operations and the acquisition of a 75% equity interest in Focus at the end of 2006.

  •
  Gross profit for the licensing segment increased by $23.6 million, or 35.1%, to $90.7 million for the fiscal year ended February 2, 2008, from $67.1 million in the prior year period. The licensing gross profit improvement was primarily the result of the strong sales performance of accessories, especially handbags, footwear and watches.

        Gross margin (gross profit as a percentage of total net revenues) increased 120 basis points to 45.3% for the fiscal year ended February 2, 2008, from 44.1% for the year ended February 3, 2007. The improvement in the overall gross margin was attributable to a higher mix of European net revenues, which generated a relatively higher gross margin than the other businesses, higher mark-ups in our wholesale segment, and higher product margins in our retail segment due to higher mark-ups and gift card breakage income. This improvement was partially offset by the lower product margin in Europe compared to the prior year.

        The Company's gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    SG&A expenses increased by $136.6 million, or 39.4%, to $483.6 million for the fiscal year ended February 2, 2008, from $347.0 million for the year ended February 3, 2007. Approximately $68.0 million of the increase was attributable to incremental spending required to support new businesses including Focus, our new European headquarters in Lugano, Switzerland, the new G by GUESS brand initiative, the South Korea operation, expansion in Greater China and Mexico, and BARN in Europe. In addition, the increase was also attributable to growth in store selling, merchandising and distribution costs of $41.8 million, incremental compensation expenses (primarily performance-based) of $12.5 million, and additional advertising and marketing spending in our existing businesses of $8.3 million. As a percentage of net revenue, SG&A expenses improved to 27.6% for the fiscal year ended February 2, 2008, compared to 27.7% for the prior year period.

 EARNINGS FROM OPERATIONS.    Earnings from operations increased by $103.6 million, or 50.4%, to $309.1 million for the fiscal year ended February 2, 2008, compared with earnings from operations of $205.5 million for the year ended February 3, 2007.

  •
  Earnings from operations for the retail segment were $128.5 million for the fiscal year ended February 2, 2008, compared to earnings from operations of $105.5 million for the year ended February 3, 2007. The increase in earnings from operations for the retail segment was driven by the higher sales volume, higher product margin and occupancy leverage, partially offset by increased investments in infrastructure to support our new G by GUESS brand concept and higher advertising expense. Currency translation fluctuations accounted for $3.5 million of the increase in earnings from operations for our Canadian retail stores.

  •
  Earnings from operations for the wholesale segment were $49.9 million for the fiscal year ended February 2, 2008, compared to earnings from operations of $25.2 million for the year ended February 3, 2007. This increase was principally due to incremental sales and gross profit from our new South Korea operation and higher sales and improved gross profit in North America, partially offset by additional SG&A expenses in Asia, including South Korea, to build infrastructure in this region and support the increased sales. Currency translation fluctuations accounted for $0.8 million of the increase in earnings from operations for our Canadian wholesale business.

  •
  Earnings from operations for the European segment were $120.8 million for the fiscal year ended February 2, 2008, compared to $73.2 million for the year ended February 3, 2007. The increase was primarily due to higher sales and gross profit in the existing accessories and apparel wholesale businesses combined with the sales and gross profit resulting from our acquisition of a 75% equity interest in Focus in late 2006. In addition, our existing Company-owned retail business in Europe continued to improve, generating strong sales growth and increasing profits. The growth in sales and gross profit was partially offset by higher volume related and infrastructure expansion expenses. Currency translation fluctuations accounted for $10.4 million of the increase in earnings from operations for our European operations.

  •
  Earnings from operations for the licensing segment were $77.9 million for the fiscal year ended February 2, 2008, compared to $58.7 million for the year ended February 3, 2007. The improvement was the result of higher revenues generated by our accessories product licensees and the recognition of additional licensing revenues relating to the amortization of fixed cash rights payments received from licensees in connection with previously renegotiated contracts. These increases were partially offset by the loss of royalty revenue from the GUESS by MARCIANO and South Korean licensees in fiscal 2008 compared to fiscal 2007.

  •
  Unallocated corporate overhead was $68.0 million for the fiscal year ended February 2, 2008, compared to $57.0 million for the year ended February 3, 2007, mainly due to higher performance-based compensation costs, including share based payment expense.

        The higher gross margin and lower SG&A spending as a percentage of net revenues resulted in an increase in operating margin of 130 basis points to 17.7% for the fiscal year ended February 2, 2008 from 16.4% for the prior year period.

 INTEREST EXPENSE AND INTEREST INCOME.    Interest expense decreased to $3.4 million for the fiscal year ended February 2, 2008, compared to $7.7 million for the year ended February 3, 2007, primarily due to the early redemption of the Company's 6.75% Secured Notes of $32.8 million at the end of 2006. The Secured Notes were redeemed in December 2006 resulting in a $1.4 million write-off of debt issuance costs and a $0.5 million redemption premium, which are included in interest expense for the year ended February 3, 2007. On a comparable basis, the average debt balance for the fiscal year ended February 2, 2008 was $48.6 million versus an average debt balance of $79.4 million, for the year ended February 3, 2007. Interest income increased to $7.5 million for the fiscal year ended February 2, 2008, compared to $6.2 million for the year ended February 3, 2007, due to higher average invested cash balances.

 OTHER INCOME, NET.    Other expense, net was $1.8 million for the fiscal year ended February 2, 2008, versus other income, net of $4.7 million for the year ended February 3, 2007. Other expense, net in the fiscal year ended February 2, 2008 was primarily due to net losses related to changes in foreign exchange rates on forward contracts and other foreign currency transactions. Other income, net in the year ended February 3, 2007 comprised gains on sale of land and other long-term investments.

 INCOME TAXES.    Income tax expense for the fiscal year ended February 2, 2008 was $124.1 million, or a 39.8% effective tax rate, compared to income tax expense of $77.6 million, or a 37.2% effective tax rate, for the year ended February 3, 2007. Fiscal 2008's higher tax rate was due to a higher mix of profits in higher tax jurisdictions, the utilization of capital loss carryforwards in the prior year, favorable tax audit settlements last year and a recent decline in the Italian statutory tax rate, effective in fiscal 2009, that resulted in a devaluation of deferred tax assets in the fiscal 2008.

 MINORITY INTEREST.    The minority interest expense of $0.9 million, net of taxes, primarily represents the portion of earnings of Focus for the fiscal year ended February 2, 2008 allocated to the minority interest stockholders. The Company acquired a 75% interest in Focus on December 31, 2006.

 NET EARNINGS.    Net earnings increased by $55.3 million, or 42.2%, to $186.5 million for the fiscal year ended February 2, 2008, from $131.2 million for the year ended February 3, 2007. Diluted earnings per share increased to $1.99 per share for the fiscal year ended February 2, 2008 compared to $1.42 per share for the year ended February 3, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

        We need liquidity primarily to fund our working capital in Europe, the expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the year ended January 31, 2009, the Company relied on trade credit, available cash, short-term borrowings from its European bank facilities, real estate leases and internally generated funds to finance its operations and expansion. The Company anticipates that it will be able to satisfy its ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on its debt, potential acquisitions, potential share repurchases and dividend payments to stockholders, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe, as described below under "—Credit Facilities." As of January 31, 2009, the Company had cash and cash equivalents of $294.1 million. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in three diversified money market funds. The funds, each of which is rated AAA by national credit rating agencies, are generally comprised of high-quality, liquid instruments. As of January 31, 2009, the Company does not have any exposure to auction-rate security investments in these funds. Please see "—Important Factors Regarding Forward-Looking Statements" and "Part I, ITEM 1A. Risk Factors" for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

        The Company has presented below the cash flow performance comparison of the 2009 fiscal year versus the 2008 fiscal year.

Operating Activities

        Net cash provided by operating activities was $228.6 million for the year ended January 31, 2009, compared to $180.8 million for the year ended February 2, 2008, or an increase of $47.8 million. The majority of the increase was driven by a $27.1 million growth in net income for the year ended January 31, 2009 versus the prior year. The remaining increase was due to working capital changes which reflected the lower growth in accounts receivable and inventory, mostly offset by a decline in accounts payable and accrued expenses when comparing the year ended January 31, 2009 to the year ended February 2, 2008.

        At January 31, 2009, the Company had working capital (including cash and cash equivalents) of $558.3 million compared to $432.6 million at February 2, 2008. The Company's primary working capital needs are for inventory and accounts receivable. Accounts receivable at January 31, 2009 amounted to $264.3 million, an increase of $9.9 million, from $254.4 million at February 2, 2008. The increase in accounts receivable was primarily due to growth in accounts receivable related to our European wholesale business (including our new GUESS Kids business acquired in January 2008), which totaled $193.4 million at January 31, 2009, versus $183.6 million at February 2, 2008. Fluctuations in currency rates resulted in a $34.5 million decrease to the accounts receivable balance as of January 31, 2009 compared to the prior year end. Approximately $159.0 million of our European, U.S. and Canadian receivables, or 60% of the $264.3 million in accounts receivable at January 31, 2009, were insured for collection purposes or subject to certain bank guarantees. Inventory at January 31, 2009 amounted to $239.7 million, up $7.5 million compared to $232.2 million at February 2, 2008. Most of this inventory increase was related to anticipated sales growth in our existing European operations. The current year's inventory balance includes a negative translation impact of approximately $26.6 million due to currency fluctuations compared to the prior year.

Investing Activities

        Net cash used in investing activities decreased to $102.2 million for the year ended January 31, 2009, compared to $117.2 million for the year ended February 2, 2008, or a decrease of $15.0 million. Cash used in investing activities relates primarily to capital expenditures incurred on new store openings and existing store remodeling programs in the U.S. and Canada, expansion in Europe and Asia, investments in information systems and other enhancements. The decrease in net cash used in investing activities in fiscal year 2009 was driven by lower capital expenditures relating to the opening of 57 new stores in North America during the 2009 fiscal year compared to the combination of opening 49 new stores and converting 20 existing stores to the new G by GUESS concept in the prior year. The decrease in capital expenditures was partially offset by the net proceeds received related to the assignment of an aircraft purchase agreement in fiscal 2008. The Company ultimately did not acquire the corporate aircraft and as a result assigned its aircraft purchase right in exchange for a payment to the Company during the fourth quarter of fiscal year 2008.

Financing Activities

        Net cash used in financing activities increased to $99.1 million for the year ended January 31, 2009, compared to $0.1 million for the year ended February 2, 2008. The increase in net cash used in financing activities was primarily due to the repurchase under the Company's 2008 Share Repurchase Program of 2.9 million shares of the Company's common stock at a total cost of $60.5 million, the repayment of borrowings during the current year and the higher dividend payments compared to the prior year.

Contractual Obligations and Commitments

        The following table summarizes the Company's contractual obligations at January 31, 2009 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Short-term borrowings	$22,304	$22,304	$—	$—	$—
Capital lease obligations(1)	21,964	2,860	5,043	4,762	9,299
Operating lease obligations(2)	828,331	126,019	215,688	186,481	300,143
Purchase obligations	111,502	111,502	—	—	—
Benefit obligations(3)	95,520	3,220	2,174	232	89,894
Other long-term liabilities(4)	5,557	1,546	4,011	—	—

Total	$1,085,178	$267,451	$226,916	$191,475	$399,336

Other commercial commitments(5)	$24,915	$24,915	$—	$—	$—

(1)
Includes interest on long-term debt and capital lease obligations.

(2)
Does not include insurance, taxes and common area maintenance charges. In fiscal 2009, these variable charges totaled $42.5 million.

(3)
Includes expected payments associated with the deferred compensation plan and the Supplemental Executive Retirement Plan through fiscal 2037.

(4)
Includes FIN 48 tax liabilities. The Company is unable to determine when these open items will be resolved. For purposes of this table, the full FIN 48 liability has been included in payments due in 1-3 years.

(5)
Consists of standby letters of credit for guarantee of foreign subsidiary's borrowings, workers' compensation and general liability insurance.

Capital Expenditures

        Gross capital expenditures totaled $90.0 million, before deducting lease incentives of $7.5 million for the year ended January 31, 2009. This compares to gross capital expenditures of $100.2 million, before deducting lease incentives of $11.0 million, for the year ended February 2, 2008. The Company's capital expenditures for the full fiscal year 2010 are planned at approximately $75.4 million (before deducting estimated lease incentives of approximately $5.4 million) primarily for retail store expansion in the U.S. and Canada, store remodeling programs, expansion in Europe and Asia, investments in information systems and enhancements in other infrastructure.

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

        Effective January 16, 2008, the Company, through a subsidiary, acquired 100% of the capital stock of BARN for a purchase price of approximately €5.0 million ($7.4 million). The acquisition included inventory, trade receivables, payables, debt and certain long term assets used to operate the business including leasehold interests related to four GUESS Kids stores.

Credit Facilities

        On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the "Credit Facility"). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sub-limits. The Credit Facility is scheduled to mature on September 30, 2011. At January 31, 2009, the Company had $25.0 million in outstanding standby letters of credit, $12.4 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility. See Note 8 to the Consolidated Financial Statements for further information regarding the terms of the Credit Facility.

        The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $215.6 million, limited primarily by accounts receivable balances at the time of borrowing, except for one borrowing agreement which is partially secured by a $10.0 million standby letter of credit issued under the Company's Credit Facility. Based on the applicable accounts receivable balances at January 31, 2009 and the standby letter of credit, the Company could have borrowed up to approximately $201.4 million under these agreements. However, the Company's ability to borrow outside the Credit Facility through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At January 31, 2009, the Company had $22.3 million of outstanding borrowings and $5.6 million in outstanding documentary letters of credit under these agreements. The agreements are primarily denominated in Euros, have no financial ratio covenants and provide for annual interest rates ranging from 1.9% to 6.1%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings.

        The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. This transaction resulted in a capital lease obligation of $16.3 million as of January 31, 2009. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument resulting in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of January 31, 2009 was approximately $0.3 million.

        From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

Dividend Policy

        During the first quarter of fiscal 2008, the Company announced a quarterly cash dividend of $0.06 per share on the Company's common stock. Since that time, the Company has continued to pay a quarterly cash dividend which has subsequently increased to $0.10 per share.

        In continuation of this practice, on March 17, 2009, the Company announced a quarterly cash dividend of $0.10 per share on the Company's common stock. The dividend will be payable on April 17, 2009 to stockholders of record at the close of business on April 1, 2009.

        The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.

Share Repurchases

        In March 2008, the Company's Board of Directors terminated the previously authorized 2001 share repurchase program and authorized the new 2008 Share Repurchase Program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company's common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the year ended January 31, 2009, the Company purchased 2.9 million shares of its common stock in open market transactions at a cost of $60.5 million (at an average price of $21.23). At January 31, 2009, the Company had remaining authority under the 2008 Share Repurchase Program to purchase an additional $139.5 million of its common stock.

Other

        On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan ("SERP") which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The initial participants in the SERP are Maurice Marciano, Chairman of the Board, Paul Marciano, Chief Executive Officer and Vice Chairman of the Board, and Carlos Alberini, President and Chief Operating Officer. As a non-qualified pension plan, no funding of the SERP is required; however, the Company expects to make annual payments into an insurance policy held in a rabbi trust to fund the expected obligations arising under the SERP. The cash surrender value of the insurance policy was $12.1 million and $13.3 million as of January 31, 2009 and February 2, 2008, respectively, and is included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust.

        In January 2002, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 4,000,000 shares of common stock for the ESPP. During the year ended January 31, 2009, 67,917 shares of the Company's common stock were issued out of its treasury pursuant to the ESPP at an average price of $26.03 per share for a total of $1.8 million.

SEASONALITY

        The Company's business is impacted by the general seasonal trends characteristic of the apparel and retail industries. U.S. retail operations are generally stronger from July through December, and U.S. wholesale operations generally experience stronger performance in July, August and September. The European operations are largely wholesale driven and operate with two primary selling seasons. Spring/Summer primarily ships in January, February and March and Fall/Winter primarily ships in July, August and September. The remaining months of the year are relatively small shipping months in Europe, primarily for reorders. The Company's goal is to reduce these seasonal effects in Europe by shipping product to customers more evenly throughout the year and benefit from reorders later in each season. Due to the seasonality of the business, the results for any particular quarter may not be indicative of results for the full year.

INFLATION

        The Company does not believe that the relatively moderate rates of inflation experienced in the U.S. and Europe over the last three years have had a significant effect on net revenue or profitability. Although higher rates of inflation have been experienced in Asia where some of the Company's products are manufactured and sold, management does not believe that foreign rates of inflation have had a material adverse effect on the Company's net revenue or profitability.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurement," which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP SFAS 157-1 and FSP SFAS 157-2. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases," and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 will delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP SFAS 157-2. The Company adopted SFAS 157 effective February 3, 2008 for all financial assets and liabilities as required. Refer to Note 18, Fair Value Measurements, of the Company's consolidated financial statements for additional information. The adoption of SFAS 157 did not have a material impact on the Company's financial position or results of operations. The Company is currently evaluating the potential impact of the adoption FSP SFAS 157-2 on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities an opportunity to mitigate volatility in reported earnings that is caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was effective for the Company beginning on February 3, 2008. SFAS 159 allows the Company to elect the fair value option on an instrument by instrument basis. SFAS 159 did not have an impact on the Company's consolidated results of operations or financial condition as the Company did not elect to adopt the fair value option for any of its financial assets or liabilities.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations," which replaces FASB Statement 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of the Company's 2010 fiscal year. The Company will apply SFAS 141R to any future business combinations completed after the effective date. The impact of the adoption of SFAS 141R will depend on the nature, terms and size of business combinations completed after the effective date.

        In December 2007, the FASB issued SFAS No. 160 ("SFAS 160"), "Accounting for Noncontrolling Interests," which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on the Company's consolidated financial statements.

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

        In April 2008, the FASB issued FSP No. FAS 142-3 ("FSP FAS 142-3"), "Determination of the Useful Life of Intangible Assets," which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP FAS 142-3 will be applied prospectively and is effective as of the beginning of the Company's 2010 fiscal year. Where applicable, the Company will apply FSP FAS 142-3 to future intangible assets acquired beginning in fiscal 2010.

        In June 2008, the FASB issued FSP No. EITF 03-6-1 ("FSP EITF 03-6-1"), "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. FSP EITF 03-6-1 also requires retrospective application to all periods presented. FSP EITF 03-6-1 is effective as of the beginning of the Company's 2010 fiscal year. Prior periods will be restated to reflect this impact in future reporting periods. The Company expects that the adoption of FSP EITF 03-6-1 will result in a reduction in diluted earnings per share of $0.03 for each of the years ended January 31, 2009 and February 2, 2008.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

        Approximately half of product sales and licensing revenue recorded for the year ended January 31, 2009 were denominated in U.S. dollars. The Company's primary exchange rate risk relates to operations in Canada, Europe and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under "ITEM 1A. Risk Factors."

        Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their local functional currencies. These types of transactions include U.S. denominated purchases of merchandise and intercompany liabilities. In addition, certain operating expenses are denominated in Swiss Francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on certain anticipated foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

Forward Contracts Designated as Cash Flow Hedges

        During the year ended January 31, 2009, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$36.0 million and US$52.9 million, respectively, to hedge forecasted merchandise purchases that were designated as cash flow hedges at January 31, 2009. During fiscal year 2009, the Company also purchased Swiss Franc/Euro forward contracts in Europe totaling CHF18.0 million to hedge forecasted operating expenses that were designated as cash flow hedges at January 31, 2009. As of January 31, 2009, the Company had forward contracts outstanding for its European and Canadian operations of US$21.0 million and US$38.5 million, respectively, that are expected to mature over the next nine months and Swiss Franc-Euro forward contracts outstanding for its European operations of CHF18.0 million that are expected to mature over the next 12 months. The Company's derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. The U.S. dollar forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of the U.S. dollar forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. The Swiss Franc forward contracts are used to hedge certain anticipated Swiss operating expenses over specific months. Changes in the fair value of the Swiss Franc forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in SG&A in the period which approximates the time the expenses are incurred.

        As of January 31, 2009, accumulated other comprehensive income included an unrealized gain of approximately US$8.8 million, net of tax, that will be recognized as a reduction to cost of goods sold or SG&A over the following 13 months at the then current values on a pre-tax basis, which can be different than the current year-end values. At January 31, 2009, the unrealized net gain of the remaining open forward contracts recorded in current assets in the consolidated balance sheet was approximately US$8.1 million. The ineffective portion was immaterial during the year ended January 31, 2009 and was recorded in net earnings.

        At February 2, 2008, the Company had Canadian dollar forward contracts designated as cash flow hedges to purchase US$27.0 million with an unrealized gain recorded in the consolidated balance sheet of approximately US$0.1 million.

        The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008
Beginning balance (loss)	$(1,475)	$—
Net gains (losses) from changes in cash flow hedges	9,093	(2,439)
Net losses reclassified to income	1,145	964

Ending balance gain (loss)	$8,763	$(1,475)

Foreign Currency Contracts Not Designated as Cash Flow Hedges

        The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense. For the year ended January 31, 2009, the Company recorded a net gain of US$18.8 million for the Canadian dollar, Euro and Swiss Franc foreign currency contracts, which has been included in other income and expense. At January 31, 2009, the Company had Canadian dollar foreign currency contracts to purchase US$36.5 million expected to mature over the next nine months, Euro foreign currency contracts to purchase US$104.0 million expected to mature over the next 11 months and Swiss Franc foreign currency contracts to purchase CHF5.3 million expected to mature over the next 12 months. At January 31, 2009, the net unrealized gains of these Canadian dollar, Euro and Swiss Franc forward contracts recorded in current assets in the Company's consolidated balance sheet were approximately US$13.7 million.

        At February 2, 2008, the Company had Canadian dollar and Euro currency exchange contracts not designated as cash flow hedges to purchase US$26.0 million and US$87.6 million, respectively. At February 2, 2008, the unrealized losses of these Canadian dollar and Euro forward contracts recorded in the balance sheet were approximately US$3.3 million, primarily relating to the Euro forward contracts.

Sensitivity Analysis

        At January 31, 2009, a sensitivity analysis of changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$200.0 million, the fair value of the instruments would have decreased by US$22.2 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by US$18.2 million. Any resulting changes in the fair value of the hedged instruments may be more than or partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

Interest Rate Risk

        At January 31, 2009, approximately 42% of the Company's indebtedness related to a capital lease obligation which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest swap increased other expense, net by $0.8 million during fiscal year 2009. Substantially all of the Company's remaining indebtedness, principally consisting of short-term borrowings under the short-term European borrowing agreements, is at variable rates of interest. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. A 100 basis point increase in interest rates would have increased interest expense for the year ended January 31, 2009 by approximately $0.6 million.

        The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's incremental borrowing rate. At January 31, 2009, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company's debt approximates rates currently available to the Company.

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

        The Company's management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2009.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements as of and for the fiscal year ended January 31, 2009 included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Guess?, Inc.

        We have audited Guess?, Inc.'s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Guess?, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Guess?, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guess?, Inc. as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended January 31, 2009 and our report dated March 27, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 27, 2009

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

ITEM 14.    Principal Accountant Fees and Services.

        The information required by this item can be found under the caption "Relationship with Independent Registered Public Accountants" in the Proxy Statement and is incorporated herein by reference.

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

Guess?, Inc.
Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm—Ernst & Young LLP(1)	F-2
2	Reports of Independent Registered Public Accounting Firm—KPMG LLP(1)	F-3
3	Consolidated Financial Statements
	Consolidated Balance Sheets at January 31, 2009 and February 2, 2008	F-5
	Consolidated Statements of Income for the Years Ended January 31, 2009, February 2, 2008 and December 31, 2006 and One Month Ended February 3, 2007	F-6
	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended January 31, 2009, February 2, 2008 and December 31, 2006 and One Month Ended February 3, 2007	F-7
	Consolidated Statements of Cash Flows for the Years Ended January 31, 2009, February 2, 2008 and December 31, 2006 and One Month Ended February 3, 2007	F-8
	Notes to Consolidated Financial Statements	F-9
4	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts for the Years Ended January 31, 2009, February 2, 2008 and December 31, 2006 and One Month Ended February 3, 2007	F-44

(1)
At the beginning of fiscal 2008 the Company changed its Independent Registered Public Accounting Firm from KPMG LLP to Ernst & Young LLP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Guess?, Inc.

        We have audited the accompanying consolidated balance sheets of Guess?, Inc. as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the two years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at ITEM 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guess?, Inc. at January 31, 2009 and February 2, 2008, and the consolidated results of operations and cash flows for each of the two years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Notes 1 and 9 to the consolidated financial statements, in the one month ended February 3, 2007 the Company changed its method of accounting for income taxes. As discussed in Notes 1 and 10 to the consolidated financial statements, in 2006 the Company changed its method of accounting for pension and postretirement benefits.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Guess?, Inc.'s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Guess?, Inc.:

        We have audited the consolidated statements of income, stockholders' equity and comprehensive income, and cash flows of Guess?, Inc. and subsidiaries for the one-month period ended February 3, 2007. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule for the one-month period ended February 3, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Guess?, Inc. and subsidiaries for the one-month period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, Guess?, Inc. adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," effective January 1, 2007.

/s/ KPMG LLP

Los Angeles, California
May 25, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Guess?, Inc.:

        We have audited the consolidated statements of income, stockholders' equity and comprehensive income, and cash flows of Guess?, Inc. and subsidiaries for the year ended December 31, 2006. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Guess?, Inc. and subsidiaries for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Los Angeles, California
February 28, 2007

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31, 2009	February 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$294,118	$275,595
Accounts receivable, net	264,340	254,400
Inventories	239,675	232,159
Prepaid expenses and other current assets	68,778	31,411
Deferred tax assets	27,278	21,174

Total current assets	894,189	814,739
Property and equipment, net	221,416	229,917
Goodwill	27,102	29,431
Other intangible assets, net	16,145	23,708
Long-term deferred tax assets	49,689	57,726
Other assets	38,025	30,707

	$1,246,566	$1,186,228

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of borrowings and capital lease obligations	$24,018	$35,254
Accounts payable	192,168	210,258
Accrued expenses	119,698	136,644

Total current liabilities	335,884	382,156
Borrowings and capital lease obligations	14,586	18,724
Deferred rent and lease incentives	52,563	46,171
Long-term deferred royalties	19,358	27,062
Other long-term liabilities	38,671	49,152

	461,062	523,265
Minority interests	9,466	5,989
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 150,000,000 shares; issued 135,826,959 and 135,051,396 shares at 2009 and 2008, outstanding 92,329,419 and 94,337,674 shares at 2009 and 2008, respectively	923	943
Paid-in capital	282,220	255,486
Retained earnings	722,399	542,856
Accumulated other comprehensive income (loss)	(17,415)	9,529
Treasury stock, 43,497,540 and 40,713,722 shares at 2009 and 2008, respectively	(212,089)	(151,840)

Total stockholders' equity	776,038	656,974

	$1,246,566	$1,186,228

See accompanying notes to consolidated financial statements

 GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006
Net revenue:
Product sales	$1,993,125	$1,659,184	$129,220	$1,119,945
Net royalties	100,265	90,732	6,732	65,239

	2,093,390	1,749,916	135,952	1,185,184
Cost of product sales	1,170,762	957,147	80,216	665,805

Gross profit	922,628	792,769	55,736	519,379
Selling, general and administrative expenses	569,398	483,079	43,258	323,943
Asset impairment charges	24,443	551	—	2,413

Earnings from operations	328,787	309,139	12,478	193,023
Other expense (income):
Interest expense	4,730	3,442	636	7,450
Interest income	(6,101)	(7,546)	(663)	(5,947)
Other expense (income), net	11,349	1,780	(215)	(4,477)

	9,978	(2,324)	(242)	(2,974)

Earnings before income tax expense and minority interests	318,809	311,463	12,720	195,997
Income tax expense	103,784	124,099	4,885	72,715
Minority interests expense (income)	1,463	892	(145)	114

Net earnings	$213,562	$186,472	$7,980	$123,168

Earnings per share (Note 1)
Basic	$2.31	$2.02	$0.09	$1.36
Diluted	$2.28	$1.99	$0.09	$1.34
Dividends declared per share	$0.36	$0.28	—	—
Weighted average shares outstanding (Note 1)
Basic	92,561	92,307	91,668	90,618
Diluted	93,570	93,695	93,120	92,074

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Comprehensive Income	Common Stock	Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(in thousands)
Balance at December 31, 2005		$900	$189,153	$(1,389)	$251,561	$4,515	$(156,447)	$288,293
Comprehensive income:
Net earnings	$123,168	—	—	—	123,168	—	—	123,168
Foreign currency translation adjustment	2,874	—	—	—	—	2,874	—	2,874
Unrealized loss on investments, net of tax effect	(263)	—	—	—	—	(263)	—	(263)
Supplemental Executive Retirement Plan, net of tax effect	(1,188)	—	—	—	—	(1,188)	—	(1,188)

Total comprehensive income	$124,591

Supplemental Executive Retirement Plan, net of tax effect		—	—	—	—	(15,421)	—	(15,421)
Issuance of common stock under stock compensation plans including tax effect		21	23,290	—	—	—	—	23,311
Issuance of stock under Employee Stock Purchase Plan		—	703	—	—	—	205	908
Stock-based compensation		—	6,739	—	—	—	—	6,739
Deferred compensation		—	(1,389)	1,389	—	—	—	—
Issuance of common stock for Focus acquisition		—	2,316	—	—	—	323	2,639

Balance at December 31, 2006		$921	$220,812	$—	$374,729	$(9,483)	$(155,919)	$431,060
Comprehensive income:
Net earnings	$7,980	—	—	—	7,980	—	—	7,980
Foreign currency translation adjustment	(2,127)	—	—	—	—	(2,127)	—	(2,127)
Unrealized gain on investments, net of tax effect	28	—	—	—	—	28	—	28
Supplemental Executive Retirement Plan, net of tax effect	134	—	—	—	—	134	—	134

Total comprehensive income	$6,015

Issuance of common stock under stock compensation plans including tax effect		10	(3,784)	—	—	—	3,838	64
Stock-based compensation		—	1,585	—	—	—	—	1,585

Balance at February 3, 2007		$931	$218,613	$—	$382,709	$(11,448)	$(152,081)	$438,724
Comprehensive income:
Net earnings	$186,472	—	—	—	186,472	—	—	186,472
Foreign currency translation adjustment	22,101	—	—	—	—	22,101	—	22,101
Unrealized loss on hedges, net of tax effect	(1,475)	—	—	—	—	(1,475)	—	(1,475)
Unrealized loss on investments, net of tax effect	(183)	—	—	—	—	(183)	—	(183)
Supplemental Executive Retirement Plan, net of tax effect	534	—	—	—	—	534	—	534

Total comprehensive income	$207,449

Issuance of common stock under stock compensation plans including tax effect		12	15,676	—	—	—	120	15,808
Issuance of stock under Employee Stock Purchase Plan		—	1,678	—	—	—	121	1,799
Stock-based compensation		—	19,519	—	—	—	—	19,519
Dividends		—	—	—	(26,325)	—	—	(26,325)

Balance at February 2, 2008		$943	$255,486	$—	$542,856	$9,529	$(151,840)	$656,974
Comprehensive income:
Net earnings	$213,562	—	—	—	213,562	—	—	213,562
Foreign currency translation adjustment	(44,351)	—	—	—	—	(44,351)	—	(44,351)
Unrealized gain on hedges, net of tax effect	10,238	—	—	—	—	10,238	—	10,238
Reclassification to net income for losses on investments, net of tax effect	1,324	—	—	—	—	1,324	—	1,324
Supplemental Executive Retirement Plan, net of tax effect	5,845	—	—	—	—	5,845	—	5,845

Total comprehensive income	$186,618

Issuance of common stock under stock compensation plans including tax effect		9	2,375	—	—	—	—	2,384
Issuance of stock under Employee Stock Purchase Plan		—	1,484	—	—	—	282	1,766
Stock-based compensation		—	22,846	—	—	—	—	22,846
Dividends		—	—	—	(34,019)	—	—	(34,019)
Share repurchaseses		(29)	29	—	—	—	(60,531)	(60,531)

Balance at January 31, 2009		$923	$282,220	$—	$722,399	$(17,415)	$(212,089)	$776,038

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006
Cash flows from operating activities:
Net earnings	$213,562	$186,472	$7,980	$123,168
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	53,190	44,538	4,272	35,309
Amortization of intangible assets	7,906	6,041	320	2,745
Share-based compensation expense	22,846	19,519	1,585	6,739
Forward contract (gains) losses	(17,303)	8,714	255	1,733
Deferred income taxes	(8,805)	(12,369)	(3,636)	(5,441)
Loss (gain) on disposition or impairment of long-term assets and property and equipment	29,574	4,015	14	(970)
Other items, net	(14,795)	9,033	(680)	(369)
Minority interests	1,463	892	(145)	114
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(9,940)	(89,481)	(9,253)	(52,073)
Inventories	(4,798)	(56,708)	(8,436)	(25,177)
Prepaid expenses and other assets	(20,081)	(19,510)	3,012	(4,128)
Accounts payable and accrued expenses	(29,731)	65,054	13,259	52,653
Deferred rent and lease incentives	6,392	10,579	(280)	2,548
Long-term deferred royalties	(7,704)	(7,375)	(571)	(1,418)
Other long-term liabilities	6,849	11,349	(562)	3,223

Net cash provided by operating activities	228,625	180,763	7,134	138,656

Cash flows from investing activities:
Purchases of property and equipment	(89,971)	(100,178)	(2,750)	(50,281)
Proceeds from dispositions of long-term assets and property and equipment	—	17,248	—	4,946
Acquisition of businesses, net of cash acquired	(897)	(12,129)	—	(11,721)
Net cash settlement of forward contracts	(812)	(5,303)	(20)	(403)
Purchases of long-term investments and deposits on property and equipment	(10,537)	(16,799)	(2,303)	(14,481)

Net cash used in investing activities	(102,217)	(117,161)	(5,073)	(71,940)

Cash flows from financing activities:
Certain short-term borrowings, net	(9,887)	5,647	—	—
Proceeds from borrowings	—	3,894	7,142	118,190
Repayment of borrowings and capital lease obligations	(2,684)	(1,937)	(21,377)	(158,948)
Dividends paid	(34,019)	(26,295)	—	—
Minority interest capital contributions	2,230	490	—	490
Issuance of common stock, net of nonvested award repurchases	412	6,047	(364)	11,237
Excess tax benefits from share-based compensation	5,353	12,068	428	9,842
Purchase of treasury stock	(60,531)	—	—	—

Net cash used in financing activities	(99,126)	(86)	(14,171)	(19,189)

Effect of exchange rates on cash and cash equivalents	(8,759)	4,462	(617)	1,268

Net increase (decrease) in cash and cash equivalents	18,523	67,978	(12,727)	48,795
Cash and cash equivalents at beginning of period	275,595	207,617	220,344	171,549

Cash and cash equivalents at end of period	$294,118	$275,595	$207,617	$220,344

Supplemental disclosures of non-cash investing and financing activities:
Capital lease obligation incurred	$—	$—	$—	$4,619
Shares issued for Focus acquisition	—	—	—	2,639
Supplemental cash flow data:
Interest paid	3,858	2,705	623	5,433
Income taxes paid	119,278	133,126	294	56,280

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

Description of the Business

        Guess?, Inc. (the "Company" or "GUESS?") designs, markets, distributes and licenses a leading lifestyle collection of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. The Company's designs are sold in GUESS? owned stores, to a network of wholesale accounts that includes better department stores, selected specialty retailers and upscale boutiques and through the Internet. GUESS? branded products, some of which are produced under license, are also sold internationally through a series of licensees and distributors.

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

        The Company's fiscal years are designated in the financial statements by the calendar year in which the fiscal year ends. Typically a fiscal year represents a fifty-two week year, but occasionally includes an additional week, resulting in a fifty-three week year. All references herein to "fiscal 2007" represent the results of the 53-week fiscal year ended February 3, 2007, and references to "fiscal 2008" and "fiscal 2009" represent the results of the 52-week fiscal years ended February 2, 2008 and January 31, 2009, respectively.

Classification of Certain Costs and Expenses

        The Company includes inbound freight charges, purchasing costs and related overhead, retail store occupancy costs and a portion of the Company's distribution costs related to its retail business in costs of product sales. Distribution costs related to the wholesale business are included in selling, general and administrative expenses and amounted to $33.6 million, $24.5 million, $15.4 million and $1.8 million for the fiscal years ended January 31, 2009, February 2, 2008 and December 31, 2006 and the one-month period ended February 3, 2007, respectively. The Company also includes store selling, selling and merchandising, advertising, design and other corporate overhead costs as a component of selling, general and administrative expenses.

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

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Stock Split

        On February 12, 2007, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock which was effected in the form of a 100% stock dividend. Each stockholder of record at the close of business on February 26, 2007 was issued one additional share of common stock for every share of common stock owned as of that time. The additional shares were distributed on or about March 12, 2007. All share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the 2007 stock split.

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

Business Segment Reporting

        Where applicable, the Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The business segments of the Company are retail, wholesale, European and licensing. Information regarding these segments is summarized in Note 15 to these Consolidated Financial Statements. The Company believes this segment reporting reflects how its four business segments are managed and each segment's performance is evaluated. The retail segment includes the Company's retail operations in North America. The wholesale segment includes the wholesale operations in North America and the Company's Asian operations. The European segment includes both wholesale and retail operations in Europe and the Middle East. The licensing segment includes the worldwide licensing operations of the Company.

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

  Net Royalty Revenue

        Royalty revenue is based upon a percentage, as defined in the underlying agreement, of the licensee's actual net sales or minimum net sales, whichever is greater. The Company may receive special payments in consideration of the grant of license rights. These payments are recognized ratably as revenue over the term of the license agreement. The unrecognized portion of upfront payments is included in deferred royalties and accrued expenses depending on the long or short-term nature of the payments to be recognized. During 2005, the Company successfully renegotiated license agreements for certain significant product categories comprising watches, handbags and eyewear. The renewal terms call for certain fixed, cash rights payments which are over-and-above normal, ongoing royalty payments. During 2005, the Company received $42.7 million in cash for these significant renewals and recorded the same amount as deferred royalties. The Company recognized revenues relating to these fixed cash rights payments of $8.5 million, $8.5 million, $1.5 million and $0.7 million in the fiscal years ended January 31, 2009, February 2, 2008 and December 31, 2006 and the one-month period ended February 3, 2007, respectively.

  Gift Cards

        Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Beginning with the quarter ended August 4, 2007, these estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company's gift card breakage rate is approximately 6.7% and 3.9% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represented the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions over the period that remaining gift card values are redeemed. For the years ended January 31, 2009 and February 2, 2008, the Company recognized $2.3 million and $3.5 million of gift card breakage to revenue, respectively, of which $3.1 million, or $0.02 per diluted share, was a one-time cumulative adjustment recognized in the quarter ended August 4, 2007 when the Company completed its analysis of unredeemed electronic gift card liabilities. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods.

  Loyalty Programs

        The Company launched two customer loyalty programs for its GUESS? and GUESS by MARCIANO stores in August 2008 and September 2007, respectively. Under these programs, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and points are accrued in current liabilities and recorded as a reduction of net sales as points are accumulated by the member. Both programs have expiration dates for the points and awards. No breakage has been recognized to date. The accrued liabilities for the unredeemed points and awards were $6.2 million and $0.9 million at January 31, 2009 and February 2, 2008, respectively.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Advertising Costs

        The Company expenses the cost of advertising as incurred. Advertising expenses charged to operations for the fiscal years ended January 31, 2009, February 2, 2008 and December 31, 2006 and the one-month period ended February 3, 2007 were $36.5 million, $37.1 million, $22.4 million and $1.0 million, respectively.

Share-based Compensation

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R ("SFAS 123R"), "Share-Based Payments," using the modified prospective transition method. Under this method, compensation cost recognized after January 1, 2006 included: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and (b) compensation expense for all stock-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model.

        See Note 17 to the Consolidated Financial Statements for further information regarding stock-based compensation.

Foreign Currency

  Foreign Currency Translation

        The local currency is the functional currency for all of the Company's significant international operations. In accordance with SFAS No. 52, "Foreign Currency Translation," assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. The foreign currency translation adjustment increased accumulated other comprehensive loss by $44.4 million, from a foreign currency translation gain of $28.5 million as of February 2, 2008 to a foreign currency translation loss of $15.9 million as of January 31, 2009.

  Foreign Currency Transaction Gains and Losses

        Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency, including gains and losses on foreign currency contracts (see below), are included in the Consolidated Statements of Income. Net foreign currency transaction losses included in the determination of net earnings were $2.0 million, $2.8 million, $0.8 million and $0.3 million for the fiscal years ended January 31, 2009, February 2, 2008 and December 31, 2006 and the one-month period ended February 3, 2007, respectively.

  Forward Contracts Designated as Cash Flow Hedges

        The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations. Various transactions that occur in Canada and Europe are

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

denominated in U.S. dollars or Swiss Francs and thus are exposed to earnings and cash flow risk as a result of exchange rate fluctuations when converted to their local functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and certain Swiss Franc denominated operating expenses. The Company has entered into forward contracts to hedge the risk of a portion of these anticipated foreign currency transactions against foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules as required by SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 ("SFAS 138"), "Accounting for Certain Derivatives and Certain Hedging Activities," for certain of these hedges. The Company does not hedge all transactions denominated in foreign currency.

        Changes in the fair value of the U.S. dollar forward contracts for U.S. dollar merchandise purchases designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the Swiss Franc/Euro forward contracts for anticipated operating expenses designated as cash flow hedges are recorded as a component of accumulated other comprehensive income(loss) within stockholders' equity and are recognized in SG&A in the period which approximates the time the expenses are incurred.

  Foreign Currency Contracts Not Designated as Cash Flow Hedges

        The Company also has foreign currency contracts that are not designated as cash flow hedges under SFAS 133 for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expenses.

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

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which is an interpretation of SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 in January 2007. The adoption of FIN 48 did not have a material impact on the Company's financial position and results of operations.

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

        The reconciliation of basic to diluted weighted average shares is as follows (in thousands):

	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006
Weighted average shares used in basic computations	92,561	92,307	91,668	90,618
Dilutive equity awards	1,009	1,388	1,452	1,456

Weighted average shares used in diluted computations	93,570	93,695	93,120	92,074

        For the fiscal years ended January 31, 2009, February 2, 2008 and December 31, 2006 and the one-month period ended February 3, 2007, the difference between basic and diluted earnings per share was due to the potential dilutive impact of options to purchase common stock and other nonvested equity awards. Options and nonvested awards for 1,071,871, 309,324, 473,220 and 132,287, of the Company's shares, respectively, were outstanding during fiscal years ended January 31, 2009, February 2, 2008 and December 31, 2006 and the one-month period ended February 2, 2007 but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. The Company also excluded 785,000 nonvested stock awards and 563,400 nonvested stock options granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to certain performance-based vesting conditions. For the period ended January 31, 2009, the annual performance criteria for stock awards to certain employees were achieved, resulting in a dilutive impact of approximately 144,395 shares.

Fair Value of Financial Instruments

        The carrying amount of the Company's financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. Investments are recorded at fair value.

        The fair values of the Company's debt instruments (See Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company's borrowing rate. At January 31, 2009 and February 2, 2008, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Investment Securities

        The Company accounts for its investment securities in accordance with FASB Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires investments to be classified into one of three categories based on management's intent: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at their amortized cost. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Trading securities are recorded at market value with unrealized gains and losses reported in operations. The Company accounts for its long-term investment securities as available-for-sale. See Note 3 to the Consolidated Financial Statements for further information.

Concentration of Credit and Liquidity Risk

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. In addition, cash used primarily for working capital purposes is maintained with various major financial institutions. The Company performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of asset and liquidity exposure with any institution. Excess cash and cash equivalents, which represent the majority of the Company's outstanding cash and cash equivalents balance, are held primarily in three diversified money market funds. The funds, each of which is rated AAA by national credit rating agencies, are generally comprised of high-quality, liquid instruments. As of January 31, 2009, the Company does not have any exposure to auction-rate security investments in these funds.

        The Company extends credit to corporate customers based upon an evaluation of the customer's financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of January 31, 2009, approximately 60% of total accounts receivable was insured or supported by bank guarantees. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collections trends and an evaluation of the impact of current economic conditions. The Company's corporate customers are principally located throughout North America, Europe, and Asia, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. However, such credit risk is considered limited due to the Company's large customer base. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company's credit losses for the periods presented are insignificant and have not significantly exceeded management's estimates. One of the Company's domestic wholesale customers has accounted for approximately 4.1%, 4.4%, 5.5%, and 3.8% of the Company's consolidated net revenue in the fiscal years ended January 31, 2009, February 2, 2008 and December 31, 2006 and the one-month period ended February 3, 2007, respectively. The Company does not have significant credit exposure to any one European or Asian customer.

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

Depreciation and Amortization

        Depreciation and amortization of property and equipment, which includes depreciation of the property under the capital lease, are provided using the straight-line method over the following useful lives:

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

Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated discounted future cash flows. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. See Note 6 to the Consolidated Financial Statements for details on asset impairments.

        Other intangible assets as of January 31, 2009 primarily consisted of lease and license acquisition costs related to the recent European acquisitions. Gross intangible assets were $35.4 million and $37.7 million at January 31, 2009 and February 2, 2008, respectively. The accumulated amortization of intangible assets with finite useful lives was $19.3 million and $14.0 million at January 31, 2009 and February 2, 2008, respectively. For these assets, amortization expense over the next five years is expected to be approximately $6.5 million in fiscal 2010, $3.5 million in fiscal 2011, $1.5 million in fiscal 2012, $1.4 million in fiscal 2013 and $1.2 million in fiscal 2014.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Goodwill

        Goodwill is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." The Company had goodwill of approximately $27.1 million and $29.4 million at January 31, 2009 and February 2, 2008, respectively. During the one-month period ended February 3, 2007, goodwill was reduced by $3.0 million as a result of a purchase price allocation adjustment relating to the Focus acquisition. No goodwill impairments have been recognized for the fiscal years ended January 31, 2009, February 2, 2008 and December 31, 2006 and the one-month period ended February 3, 2007. As of January 31, 2009 goodwill of $15.4 million, $10.8 million and $0.9 million, was recorded in the Europe, wholesale and retail segments, respectively.

Supplemental Executive Retirement Plan

        Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." Under SFAS 158, an asset for a plan's overfunded status or a liability for a plan's underfunded status is recognized in the consolidated balance sheet; plan assets and obligations that determine the plan's funded status are measured as of the end of the Company's fiscal year, and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in other comprehensive income and as a separate component of stockholders' equity. As a result of adopting SFAS 158, at December 31, 2006, the Company reduced other assets by $14.7 million, increased deferred tax assets by $9.6 million, recorded an incremental liability of $10.3 million and recorded incremental charges to accumulated other comprehensive income (loss) of $15.4 million, net of taxes.

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

Litigation Reserves

        Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheet. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected favorable or unfavorable outcome

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

of each claim. As additional information becomes available, the Company will assess the potential liability related to new claims and existing claims and will revise estimates as appropriate. As new claims arise, such revisions in estimates of the potential liability could materially impact the results of operations and financial position.

Comprehensive Income

        Comprehensive income consists of net earnings, Supplemental Executive Retirement Plan ("SERP") related prior service cost and actuarial valuation loss amortization, unrealized gains or losses on investments available for sale, foreign currency translation adjustments and the effective portion of the change in the fair value of cash flow hedges. Comprehensive income is presented in the consolidated statements of stockholders' equity and comprehensive income.

(2) New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurement," which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP SFAS 157-1 and FSP SFAS 157-2. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases," and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 will delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP SFAS 157-2. The Company adopted SFAS 157 effective February 3, 2008 for all financial assets and liabilities as required. Refer to Note 18, Fair Value Measurements, for additional information. The adoption of SFAS 157 did not have a material impact on the Company's financial position or results of operations. The Company is currently evaluating the potential impact of the adoption FSP SFAS 157-2 on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities an opportunity to mitigate volatility in reported earnings that is caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was effective for the Company beginning on February 3, 2008. SFAS 159 allows the Company to elect the fair value option on an instrument by instrument basis. SFAS 159 did not have an impact on the Company's consolidated results of operations or financial condition as the Company did not elect to adopt the fair value option for any of its financial assets or liabilities.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations," which replaces FASB Statement 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) New Accounting Standards (Continued)

amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of the Company's 2010 fiscal year. The Company will apply SFAS 141R to any future business combinations completed after the effective date. The impact of the adoption of SFAS 141R will depend on the nature, terms and size of business combinations completed after the effective date.

        In December 2007, the FASB issued SFAS No. 160 ("SFAS 160"), "Accounting for Noncontrolling Interests," which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on the Company's consolidated financial statements.

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

        In April 2008, the FASB issued FSP No. FAS 142-3 ("FSP FAS 142-3"), "Determination of the Useful Life of Intangible Assets," which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP FAS 142-3 will be applied prospectively and is effective as of the beginning of the Company's 2010 fiscal year. Where applicable, the Company will apply FSP FAS 142-3 to future intangible assets acquired beginning in fiscal 2010.

        In June 2008, the FASB issued FSP No. EITF 03-6-1 ("FSP EITF 03-6-1"), "Determining Whether Instruments Granted in Share- Based Payment Transactions Are Participating Securities," which requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. FSP EITF 03-6-1 also requires retrospective application to all periods presented. FSP EITF 03-6-1 is effective as of the beginning of the Company's 2010 fiscal year. Prior periods will be restated to reflect this impact in future reporting periods. The Company expects that the adoption of FSP EITF 03-6-1 will result in a reduction in diluted earnings per share of $0.03 for each of the years ended January 31, 2009 and February 2, 2008.

(3) Investment Securities

        Long-term investments consist of certain marketable equity securities of $0.7 million and $0.9 million at January 31, 2009 and February 2, 2008, respectively, and are included in other assets in the accompanying consolidated balance sheets. Unrealized gains (losses), net of taxes are included as a component of stockholders' equity and comprehensive income. The accumulated unrealized losses, net of

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Investment Securities (Continued)

taxes, included in accumulated other comprehensive income related to marketable equity securities owned by the Company at January 31, 2009 and February 2, 2008 were $0.2 million and $1.5 million, respectively.

(4) Accounts Receivable

        Accounts receivable consists of trade receivables primarily relating to the Company's wholesale businesses in Europe, North America and Asia. The Company provided for allowances relating to these receivables of $21.3 million and $20.3 million at January 31, 2009 and February 2, 2008, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $20.7 million and $19.1 million at January 31, 2009 and February 2, 2008, respectively, for which the Company recorded an allowance for doubtful accounts of $0.5 million and $0.3 million at January 31, 2009 and February 2, 2008, respectively. The accounts receivable allowance includes allowances for doubtful accounts, wholesale markdowns and wholesale sales returns. Retail sales returns allowances are included in accrued expenses.

(5) Inventories

        Inventories consist of the following (in thousands):

	Jan. 31, 2009	Feb. 2, 2008
Raw materials	$8,615	$6,506
Work in progress	2,286	5,596
Finished goods	228,774	220,057

	$239,675	$232,159

        As of January 31, 2009 and February 2, 2008, inventories had been written down to the lower of cost or market by $20.0 million and $21.2 million, respectively.

(6) Property and Equipment

        Property and equipment is summarized as follows (in thousands):

	Jan. 31, 2009	Feb. 2, 2008
Land and land improvements	$3,057	$3,057
Building and building improvements	4,678	4,084
Leasehold improvements	228,848	194,478
Machinery and equipment	233,468	214,076
Corporate aircraft	1,175	1,175
Shop fixtures	12,974	35,554
Construction in progress	7,871	16,004
Properties under capital lease	21,782	25,804

	513,853	494,232
Less accumulated depreciation and amortization	292,437	264,315

	$221,416	$229,917

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Property and Equipment (Continued)

        Construction in progress at January 31, 2009 and February 2, 2008 represents the costs associated with the construction in progress of leasehold improvements to be used in the Company's operations, primarily for new and remodeled stores in retail operations. During the fiscal years ended January 31, 2009, February 2, 2008 and December 31, 2006 and the one-month period ended February 3, 2007, interest costs capitalized in construction in progress amounted to $83,000, $137,000, $145,000 and $2,000, respectively.

        The Company recorded charges related to asset impairments of $24.4 million, $0.6 million and $2.4 million, respectively, for the fiscal years ended January 31, 2009, February 2, 2008 and December 31, 2006. There were no impairment charges recorded during the one-month period ended February 3, 2007. The fiscal year 2009 impairment charges, primarily charged to the retail segment, related to the impairment of long-lived assets for certain retail stores in North America and Asia as a result of adverse retail conditions arising from the recent deterioration in the global economic environment.

        The accumulated depreciation and amortization related to the property under the capital lease was approximately $2.0 million and $1.5 million at January 31, 2009 and February 2, 2008, respectively. Amortization expense for the property under the capital lease is included in depreciation expense. See Notes 8 and 12 to the Consolidated Financial Statements for information regarding the associated capital lease obligations.

(7) Accrued Expenses

        Accrued expenses are summarized as follows (in thousands):

	Jan. 31, 2009	Feb. 2, 2008
Accrued compensation and benefits	$48,055	$49,241
Sales and use taxes, property taxes, and other taxes	12,646	6,218
Store credits, loyalty and gift cards	12,426	11,635
Deferred royalties	12,258	12,610
Advertising	5,107	2,676
Income taxes	4,344	19,724
Professional fees	4,278	3,649
Construction costs	3,869	9,791
Retail sales returns	1,480	1,128
Rent	1,167	2,383
Security deposit	413	1,639
Other	13,655	15,950

	$119,698	$136,644

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Borrowings and Capital Lease Obligations

        Borrowings and capital lease obligations are summarized as follows (in thousands):

	Jan. 31, 2009	Feb. 2, 2008
Short term borrowings with European banks	$22,304	$32,742
European capital lease, maturing quarterly through 2016	16,300	20,422
Other loans	—	814

	38,604	53,978
Less current installments	24,018	35,254

Long-term borrowings and capital lease obligations	$14,586	$18,724

        On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the "Credit Facility"). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sub-limits. The Credit Facility is scheduled to mature on September 30, 2011. The obligations under the Credit Facility are guaranteed by certain of the Company's existing and future domestic subsidiaries, and such obligations, including the guarantees, are secured by (a) substantially all present and future property and assets of the Company and each guarantor and (b) the equity interests of certain of the Company's direct and indirect U.S. subsidiaries and 65% of the equity interests of the Company's first tier foreign subsidiaries.

        Direct borrowings under the Credit Facility will be made, at the Company's option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (which was 0.75% at January 31, 2009) based on the Company's leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) for domestic loans, 0.50% in excess of the federal funds rate, and for Canadian loans, 0.50% in excess of the average rate for 30 day Canada dollar bankers' acceptances, or (ii) the rate of interest as announced by Bank of America as its "prime rate," in each case as in effect from time to time, plus an applicable margin (which was 0.0% at January 31, 2009) based on the Company's leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type.

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

        At January 31, 2009, the Company had $25.0 million in outstanding standby letters of credit, $12.4 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Borrowings and Capital Lease Obligations (Continued)

        The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $215.6 million, limited primarily by accounts receivable balances at the time of borrowing, except for one borrowing agreement which is partially secured by a $10.0 million standby letter of credit issued under the Company's Credit Facility. Based on the applicable accounts receivable balances at January 31, 2009 and the standby letter of credit, the Company could have borrowed up to approximately $201.4 million under these agreements. However, the Company's ability to borrow outside the Credit Facility through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At January 31, 2009, the Company had $22.3 million of outstanding borrowings and $5.6 million in outstanding documentary letters of credit under these agreements. The agreements are primarily denominated in Euros, have no financial ratio covenants and provide for annual interest rates ranging from 1.9% to 6.1%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings.

        The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At January 31, 2009, the capital lease obligation was $16.3 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument resulting in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of January 31, 2009 was approximately $0.3 million.

        From time-to-time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

        Maturities of debt and capital lease obligations at January 31, 2009 are as follows (in thousands):

	Capital Lease	Debt	Total
Fiscal 2010	$1,714	$22,304	$24,018
Fiscal 2011	1,519	—	1,519
Fiscal 2012	1,564	—	1,564
Fiscal 2013	1,611	—	1,611
Thereafter	9,892	—	9,892

	$16,300	$22,304	$38,604

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes

        Income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006
Federal:
Current	$60,796	$67,291	$2,127	$44,101
Deferred	(6,743)	(3,333)	(1,605)	(686)
State:
Current	9,351	9,831	802	4,811
Deferred	431	550	(525)	(1,142)
Foreign:
Current	41,613	60,222	5,558	29,201
Deferred	(2,493)	(9,586)	(1,506)	(3,613)
Minority interests	829	(876)	34	43

Total	$103,784	$124,099	$4,885	$72,715

        Except where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as the Company intends to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax-effective to do so. That portion of accumulated undistributed earnings of foreign subsidiaries at fiscal year-end January 31, 2009 and February 2, 2008 was approximately $238 million and $120 million, respectively.

        Actual income tax expense differs from expected income tax expense obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006
Computed "expected" tax expense	$111,583	$109,012	$4,452	$68,599
State taxes, net of federal benefit	6,359	6,747	180	2,701
Incremental foreign taxes in excess of/(less than) federal statutory tax rate	(15,121)	11,054	642	4,024
Exempt interest	(1,436)	(1,883)	(152)	(1,491)
Minority interests	1,126	(876)	34	43
Other	1,273	45	(271)	(1,161)

Total	$103,784	$124,099	$4,885	$72,715

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

        Total income tax expense (benefit) was allocated as follows (in thousands):

	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006
Operations	$103,784	$124,099	$4,885	$72,715
Stockholders' equity	717	(11,714)	(295)	(23,557)

Total income taxes	$104,501	$112,385	$4,590	$49,158

        The tax effects of the components of other comprehensive income were allocated as follows (in thousands):

	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006
Foreign currency translation adjustment	$—	$88	$33	$307
Unrealized net gain on hedges	2,922	—	—	—
Unrealized gain (loss) on investments or reclassification of loss to income	895	(117)	18	(163)
SERP	3,651	290	82	(10,306)

Total income tax expense	7,468	261	$133	$(10,162)

        Total earnings before income tax expense and minority interests was comprised of the following (in thousands):

	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006
Domestic operations	$163,839	$200,873	$2,882	$134,263
Foreign operations	154,970	110,590	9,838	61,734

Earnings before income tax expense and minority interests	$318,809	$311,463	$12,720	$195,997

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of current and non-current deferred tax assets and deferred tax liabilities at January 31, 2009 and February 2, 2008 are presented below (in thousands):

	Jan. 31, 2009	Feb. 2, 2008
Deferred tax assets:
Fixed assets basis difference	$13,990	$12,832
Deferred compensation	13,214	11,270
SERP	11,531	13,131
Deferred income	11,171	18,427
Rent expense	8,358	6,631
Bad debt reserve	6,161	7,439
Inventory valuation	4,914	5,627
Foreign tax credits	3,244	1,577
Net operating loss	3,210	2,778
Accrued bonus	3,098	828
Uniform capitalization	1,844	1,774
Other	6,123	4,068

Total deferred assets	86,858	86,382
Deferred tax liabilities:
Goodwill amortization	(4,109)	(5,250)
Other	(1,669)	(402)
Valuation allowance	(4,113)	(1,830)

Net deferred tax assets	$76,967	$78,900

        Included above at January 31, 2009 and February 2, 2008, are $27.3 million and $21.2 million for current deferred tax assets, respectively, and $49.7 million and $57.7 million in non-current deferred tax assets at January 31, 2009 and February 2, 2008, respectively. Based on the historical earnings of the Company and projections of future taxable income, management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.

        At January 31, 2009, the Company's U.S., China and certain European retail operations had net operating loss carryforwards of $20.0 million and capital loss carryforwards of $2.4 million. Based on the historical earnings of these operations, management believes that it is more likely than not that these operations will not generate sufficient income or capital gains to utilize all of the net operating loss and the capital loss. Therefore, the Company has recorded a valuation allowance of $4.1 million, which is an increase of $2.3 million from the prior year.

        The Company adopted FIN 48 in January 2007. At January 31, 2009, the Company had approximately $4.0 million of total gross unrecognized tax benefits. Of this total, $1.4 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

        The Company and its subsidiaries are subject to U.S. federal and foreign income tax as well as income tax of multiple state and foreign local jurisdictions. The Company has substantially concluded all U.S.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

federal income tax matters for years through 2004. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2000.

        The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $1.9 million accrued for interest at January 31, 2009.

        The following changes occurred in the amount of unrecognized tax benefits during the fiscal years ended January 31, 2009 and February 2, 2008 (in thousands):

	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008
Beginning Balance	$6,034	$5,846
Additions:
Tax positions related to the prior year	—	554
Tax positions related to the current year	—	—
Reductions:
Tax positions related to the prior year	(1,946)	—
Settlements	(661)	—
Expiration of statutes of limitation	—	(366)

Ending Balance	$3,427	$6,034

(10) Supplemental Executive Retirement Plan

        On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan ("SERP") which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The initial participants in the SERP are Maurice Marciano, Chairman of the Board, Paul Marciano, Chief Executive Officer and Vice Chairman of the Board, and Carlos Alberini, President and Chief Operating Officer. As a non-qualified pension plan, no funding of the SERP is required; however, the Company expects to make periodic payments into an insurance policy held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender value of the insurance policy was $12.1 million and $13.3 million, respectively, as of January 31, 2009 and February 2, 2008 and is included in other assets. As a result of a decline in value of the insurance policy investments, the Company recorded a charge of $3.2 million in other income and expenses during fiscal 2009.

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

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Supplemental Executive Retirement Plan (Continued)

        The components of net periodic pension cost to comprehensive income for the fiscal years ended January 31, 2009, February 2, 2008 and December 31, 2006 and the one-month period ended February 3, 2007 are (in thousands):

	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006
Service cost	$244	$213	$20	$139
Interest cost	2,319	1,724	161	1,181
Net amortization of unrecognized prior service cost	1,743	1,743	162	1,743
Net amortization of actuarial losses	927	579	54	—

Net periodic defined benefit pension cost	$5,233	$4,259	$397	$3,063

Unrecognized prior service cost charged to comprehensive income	$1,743	$1,743	$162	—
Unrecognized net actuarial loss charged to comprehensive income	927	579	54	—
Actuarial gains/(losses)	6,826	(1,498)	—	—
Additional minimum pension liability adjustment	—	—	—	(1,924)
Related tax impact	(3,651)	(290)	(82)	736

Total periodic costs and other charges to comprehensive income	$5,845	$534	$134	$(1,188)

        Accumulated other comprehensive income, before tax, as of January 31, 2009 and February 2, 2008 consists of the following amounts that have not yet been recognized in net periodic benefit cost (in thousands):

	Jan. 31, 2009	Feb. 2, 2008
Unrecognized prior service cost	$14,301	$16,044
Unrecognized net actuarial loss	2,076	9,830

Net balance sheet impact	$16,377	$25,874

        The following chart summarizes the SERP's funded status and amounts recognized in the Company's consolidated balance sheets, pursuant to SFAS 158 (in thousands):

	Jan. 31, 2009	Feb. 2, 2008
Projected benefit obligation	$(29,329)	$(33,593)
Plan assets at fair value(1)	—	—

Net liability (included in other long-term liabilities)	$(29,329)	$(33,593)

(1)
The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table above does not include the insurance policies with market values of $12.1 million and $13.3 million as of January 31, 2009 and February 2, 2008, respectively.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Supplemental Executive Retirement Plan (Continued)

        The Company assumed a discount rate of 7.00% at January 31, 2009 compared to 6.50% at February 2, 2008, as part of the actuarial valuation performed to calculate the projected benefit obligation disclosed above, based on the timing of cash flows expected to be made in the future to the participants, applied to high quality yield curves. The assumed rate of increase in future compensation level was 3.0% as of January 31, 2009 and February 2, 2008. At January 31, 2009, amounts included in comprehensive income that are expected to be recognized as components of net periodic defined benefit pension cost in fiscal 2010 consist of prior service costs of $1.7 million. No benefits are expected to be paid in any of the next five fiscal years. Aggregate benefits projected to be paid in the subsequent five fiscal years amount to $12.1 million.

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

Licensee Transactions

        On January 1, 2003, the Company entered into a license agreement with BARN S.r.l. ("BARN"), an Italian corporation, under which the Company granted BARN the right to manufacture and distribute children's clothing in certain territories of Europe for a term of three years. The license agreement was amended as of June 19, 2006 to, among other things, extend the term until December 31, 2009. The license agreement had terms substantially similar to the Company's other license agreements. Two key employees of the Company's wholly-owned subsidiary, GUESS? Italia, S.r.l., owned BARN. On January 16, 2008, the Company, through a subsidiary, acquired 100% of the capital stock of BARN for a purchase price of approximately €5.0 million ($7.4 million). During the fiscal year ended February 2, 2008, the Company recorded $1.4 million in royalty revenues related to this license for the period prior to the acquisition.

Leases

        The Company leases warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect at January 31, 2009, including a lease with respect to the Company's corporate headquarters in Los Angeles, California which was amended on June 10, 2008 (the "First Amendment"). The corporate headquarters consist of approximately 355,000 square feet and serve primarily as the Company's principal executive and administrative offices, design facilities and sales offices.

        The First Amendment amended the original lease agreement dated July 29, 1992 which provided for a 16 year term expiring July 29, 2008 (the "Original Lease"). The First Amendment provides for a ten year lease renewal term ending July 31, 2018, with an additional five year renewal option to July 31, 2023 at the Company's sole discretion. The First Amendment provides for a triple net lease with annual rent in the amount of $2.9 million for the first lease year of the renewal term (which amount is approximately 5.6% lower than the most recent annual rent under the terms of the Original Lease), subject to an increase each year equal to the lesser of the increase of a specified consumer price index or four percent (which amount is lower than the five percent maximum annual adjustment provided for under the Original Lease). In the

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Related Party Transactions (Continued)

event the renewal option is exercised by the Company, the annual rent will reset in year eleven at the then-prevailing market rate. All other material terms of the Original Lease remain in full force and effect.

        The other two related party Company leases are currently scheduled to expire in February 2010 and December 2014.

        Aggregate rent expense under these related party leases was $3.8 million, $3.5 million, $2.9 million and $0.2 million, respectively, for the fiscal years ended January 31, 2009 and February 2, 2008, December 31, 2006 and the one-month period ended February 3, 2007. See also lease commitments to related parties in Note 12 to the Consolidated Financial Statements. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements

        The Company periodically charters aircraft owned by MPM Financial, LLC ("MPM Financial"), an entity affiliated with the Marciano Trusts, through an independent third party management company contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management company, the Company has chartered and may from time-to-time continue to charter aircraft owned by MPM Financial at a discount from the third party management company's preferred customer hourly charter rates. The total fees paid under these arrangements for the fiscal years ended January 31, 2009, February 2, 2008, December 31, 2006 and the one-month period ended February 3, 2007 were approximately $1.3 million, $1.4 million, $1.1 million and $13,000, respectively.

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

(12) Commitments and Contingencies

Leases

        The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through January 2023. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 6%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through August 2013.

        The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At January 31, 2009, the capital lease obligation was $16.3 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument resulting in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of January 31, 2009 was approximately $0.3 million.

        Future minimum property lease payments under capital lease and non-cancelable operating leases at January 31, 2009 are as follows (in thousands):

		Operating Leases
	Capital Lease	Non- Related Parties	Related Parties	Total
Fiscal 2010	$2,860	$121,400	$3,367	$127,627
Fiscal 2011	2,556	108,326	3,345	114,227
Fiscal 2012	2,487	99,017	3,376	104,880
Fiscal 2013	2,417	93,106	3,412	98,935
Fiscal 2014	2,345	86,345	3,448	92,138
Thereafter	9,299	288,988	11,155	309,442

Total minimum lease payments	$21,964	$797,182	$28,103	$847,249

Less interest	(5,664)

Capital lease obligations	$16,300
Less current portion	(1,714)

Long-term capital lease obligations	$14,586

        Rental expense for all operating leases during the fiscal years ended January 31, 2009, February 2, 2008 and December 31, 2006 and one-month period ended February 3, 2007 aggregated $159.4 million, $122.3 million, $84.6 million and $7.4 million, respectively, including percentage rent of $27.5 million, $23.1 million, $4.0 million and $0.3 million, respectively.

Purchase Commitments

        Inventory purchase commitments as of January 31, 2009 were $111.5 million.

Incentive Bonuses

        Certain officers and key employees of the Company are entitled to annual cash incentive bonuses. Historically, such bonuses have been based primarily on earnings per share of the Company or earnings of the particular operation impacted by these key employees. In addition to such annual incentive opportunities, Paul Marciano, Chief Executive Officer and Vice Chairman of the Company, shall be entitled to receive a $3.5 million special cash bonus based on the achievements of a pre-established licensing performance target in calendar year 2008, subject to the receipt by the Company in 2012 of a

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

fixed cash rights payment of $35.0 million, which is due in January 2012 from one of its licensees. In connection with this special bonus, the Company will accrue an expense of $3.5 million, plus applicable payroll taxes, through December 2012.

Litigation

        In 2006, the Officers of the Florence Customs Authorities ("Customs Authorities") began an import customs audit with respect to the Company's Italian subsidiary, Maco Apparel S.p.A. ("Maco"), in Florence, Italy, which was acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004, 2005 and part of 2006 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities' assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The Custom Authorities have filed several claims which are heard independently within various sections of the Florence Provincial Tax Commission. Each claim represents a portion of the period under review. The first hearings with the Florence Provincial Tax Commission commenced on October 29, 2007. Judgments for a number of the claims have been received that were favorable to the Company on certain aspects of the claims and unfavorable on other aspects of the claims. The Company will appeal the unfavorable aspects of the judgments. Based on a request by a judge from the Florence Provincial Tax Commission, the Company and the Customs Authorities are exploring the possibility of an out of court settlement. While the Company continues to believe in the strength of its position, the Company has recorded an accrual based on the settlement negotiations to date. Both the amount of the accrual and the possible risk of loss in excess of the accrual are not considered to be material to the Company's financial results and financial position.

        The Company is also involved in various other claims and other matters incidental to the Company's business, the resolution of which is not expected to have a material adverse effect on the Company's consolidated results of operations or financial position. No material amounts were accrued as of January 31, 2009 and February 2, 2008 related to any of the Company's legal proceedings.

(13) Savings Plan

        The Company established the Guess?, Inc. Savings Plan (the "Savings Plan") under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees ("associates") may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines, and the Company may make matching contributions in amounts not to exceed 3.0% of the associates' annual compensation. Investment selections consist of mutual funds and do not include any Company common stock. The Company's contributions to the Savings Plan for the fiscal years ended January 31, 2009, February 2, 2008 and December 31, 2006 and the one-month period ended February 3, 2007 amounted to $1.0 million, $0.5 million, $0.4 million and $40,000, respectively.

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

        Effective January 1, 2006, the Company adopted a Non-qualified Deferred Compensation Plan (the "DCP"). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses. The deferred amounts and earnings thereon are payable to participants at specified future distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or installments, pursuant to elections under the rules of the DCP. The DCP is not funded by the Company, and participants have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The Company has purchased corporate-owned life insurance to offset this liability which is held in a rabbi trust. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. All earnings and expenses of the rabbi trust are reported in the Company's consolidated statement of income in other income and expenses. For fiscal 2009, the Company incurred a charge of $4.6 million related to the decline in the value of the insurance policy investments. The deferred compensation liability as of January 31, 2009 and February 2, 2008 was $7.3 million and $8.7 million, respectively. The related long-term asset as of January 31, 2009, and February 2, 2008 was $8.1 million and $8.0 million, respectively.

(14) Quarterly Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information for the fiscal years ended January 31, 2009 and February 2, 2008 (in thousands, except per share data):

Year ended January 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$489,220	$515,172	$527,928	$561,070
Gross profit	221,239	232,155	241,812	227,422
Net earnings	47,801	53,832	64,017	47,912
Earnings per share:
Basic	$0.51	$0.58	$0.69	$0.52
Diluted	$0.51	$0.57	$0.69	$0.52

Year ended February 2, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$377,949	$388,287	$469,079	$514,601
Gross profit	167,582	173,352	218,481	233,523
Net earnings	35,527	37,482	58,274	55,189
Earnings per share:
Basic	$0.39	$0.41	$0.63	$0.60
Diluted	$0.38	$0.40	$0.62	$0.59

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

        Segment information is summarized as follows (in thousands):

	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006
Net revenue:
Retail operations	$977,980	$862,381	$58,681	$721,262
Wholesale operations	296,181	258,445	14,684	146,320
European operations	718,964	538,358	55,855	252,363
Licensing operations	100,265	90,732	6,732	65,239

	$2,093,390	$1,749,916	$135,952	$1,185,184

Earnings (loss) from operations:
Retail operations	$93,156	$128,523	$174	$100,436
Wholesale operations	45,501	49,894	1,518	23,963
European operations	168,630	120,818	12,346	64,211
Licensing operations	86,422	77,941	6,293	57,189
Corporate overhead	(64,922)	(68,037)	(7,853)	(52,776)

	$328,787	$309,139	$12,478	$193,023

Capital expenditures:
Retail operations	$59,044	$64,821	$1,393	$35,733
Wholesale operations	7,375	8,171	1,236	1,253
European operations	18,113	17,741	41	8,436
Licensing operations	—	—	—	—
Corporate overhead	5,439	9,445	80	4,859

	$89,971	$100,178	$2,750	$50,281

	Jan. 31, 2009	Feb. 2, 2008
Total assets:
Retail operations	$263,968	$275,599
Wholesale operations	147,513	144,891
European operations	460,109	435,315
Licensing operations	18,607	17,236
Corporate	356,369	313,187

	$1,246,566	$1,186,228

        The European operations segment includes net revenue and earnings from the BARN licensee acquisition commencing in January 2008. Prior to the BARN acquisition, licensing royalty income received from BARN was included in the licensing operations segment for the fiscal years ended February 2, 2008

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Segment Information (Continued)

and December 31, 2006 and the one-month period ended February 3, 2007 and amounted to $1.4 million, $1.2 million and $0.1 million, respectively. The Focus acquisition was effective December 31, 2006. The licensing royalty income received from Focus prior to the acquisition of the Focus business was included in the licensing operations segment for the year ended December 31, 2006 and amounted to $4.0 million.

        The table below presents information related to geographic areas in which the Company operated. Net revenue is primarily classified based on the country where the Company's customer is located (in thousands):

	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008	One Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006
Net revenue:
U.S.	$934,190	$848,354	$58,158	$719,317
Italy	365,192	291,976	28,922	156,147
Other European Countries	364,918	267,022	28,483	111,781
Canada	246,786	220,130	13,129	156,779
Asia	132,770	98,650	5,646	26,022
Mexico	18,890	8,855	442	2,809
Middle East	14,611	3,165	233	4,589
South America	4,954	3,839	328	2,336
South Africa	4,529	2,338	196	1,548
Australia	2,710	3,048	226	1,508
Other	3,840	2,539	189	2,348

	$2,093,390	$1,749,916	$135,952	$1,185,184

	Jan. 31, 2009	Feb. 2, 2008
Long-lived assets:
U.S.	$133,537	$139,311
Italy	57,738	67,094
Canada	30,993	35,070
Other European Countries	16,016	9,011
Asia	9,282	9,436
Mexico	3,203	2,158

	$250,769	$262,080

(16) Transition Period Financial Information

        On January 18, 2007, the Company's fiscal year end was changed from December 31 to the Saturday closest to January 31 of each year. Accordingly, the Company is presenting audited financial statements for the one-month transition period ended February 3, 2007. The following table provides certain unaudited

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Transition Period Financial Information (Continued)

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

(17) Share-Based Compensation

        The Company has four share-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the "Plan") provides that the Board of Directors may grant stock options and other equity awards to officers, key employees and certain consultants and advisors to the Company or any of its subsidiaries. The Plan authorizes grants of options to purchase up to 20,000,000 authorized but unissued shares of common stock. At January 31, 2009 and February 2, 2008 there were 15,063,630 and 16,127,466 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. The three most recent annual grants had a vesting period of three years and nine months, three years and ten months and three years and ten months, with an initial vesting period of nine months, ten months and ten months, respectively, followed by three annual vesting periods. The Guess?, Inc. Employee Stock Purchase Plan ("ESPP") allows for qualified employees to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Guess?, Inc. 2006 Non-Employee Directors' Stock Grant and Stock Option Plan (the "Director Plan") provides for the grant of certain stock and stock options to non-employee directors. The Director Plan authorizes grants of options to purchase up to 2,000,000 authorized but unissued shares of common stock which consists of the 1,000,000 shares that were initially approved for issuance on July 30, 1996 plus an additional 1,000,000

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Share-Based Compensation (Continued)

shares that were approved for issuance effective May 9, 2006. At January 31, 2009 and February 2, 2008 there were 1,029,943 and 1,054,988 shares available for grant under this plan, respectively. In addition, the Guess?, Inc. 1996 Equity Incentive Plan, under which equity grants have not been permitted since the approval of the Plan in 2004, continues to govern outstanding awards previously made thereunder.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under this method, compensation cost recognized included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

        The following table summarizes the share-based compensation expense recognized under all of the Company's stock plans during the fiscal years ended January 31, 2009, February 2, 2008 and December 31, 2006 and the one-month period ended February 3, 2007 (in thousands):

	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008	One-Month Ended Feb. 3, 2007	Year Ended Dec. 31, 2006
Stock options	$5,642	$5,623	$556	$4,192
Nonvested stock awards/units	16,621	13,345	1,008	2,155
ESPP	583	551	21	392

Total share-based compensation expense	$22,846	$19,519	$1,585	$6,739

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Share-Based Compensation (Continued)

Stock options

        The following table summarizes the stock option activity under all of the Company's stock plans during the fiscal year ended January 31, 2009:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at February 2, 2008	2,292,457	$14.71
Granted	950,180	29.62
Exercised	(442,875)	(8.97)
Forfeited	(123,075)	(29.73)
Expired	(10,225)	(24.33)

Options outstanding at January 31, 2009	2,666,462	$20.24	7.37	$9,360

Exercisable at January 31, 2009	1,436,681	$14.15	6.07	$8,864

Options exercisable and expected to vest at January 31, 2009	2,464,670	$19.79	7.37	$9,358

        The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the year ended January 31, 2009: a risk-free interest rate of 2.48%, an expected dividend yield of 1.47%, an expected volatility of 52.9%, an expected forfeiture rate of 14.69%, and an expected life of 3.66 years.

        The weighted-average grant-date fair value of options granted was $11.30, $19.96 and $11.92 during the years ended January 31, 2009, February 2, 2008 and December 31, 2006, respectively. The weighted-average grant-date fair value of options granted was $17.57 during the one-month period ended February 3, 2007. The total intrinsic value of stock options exercised during the years ended January 31, 2009, February 2, 2008 and December 31, 2006 was $14.1 million, $31.7 million and $31.0 million, respectively. The intrinsic value of stock options is defined as the difference between the Company's stock price on the exercise date and the grant-date exercise price. The total cash received from option exercises was $4.0 million, $6.7 million and $11.0 million during the years ended January 31, 2009, February 2, 2008 and December 31, 2006, respectively. There were no stock options exercised during the month ended February 3, 2007.

        The excess tax benefit realized for the tax deductions from these option exercises for fiscal 2009 was $4.4 million and is included in cash flows from financing activities for the year ended January 31, 2009. The excess tax shortfall of $0.1 million was included in cash flows from operating activities for the year ended January 31, 2009. The compensation expense recognized was $5.6 million before the recognized income tax benefit of $1.8 million during the year ended January 31, 2009. As of January 31, 2009, there was approximately $11.4 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 1.9 years.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Share-Based Compensation (Continued)

Nonvested stock awards/units

        The following table summarizes the nonvested stock awards/units activity under all of the Company's stock plans during the fiscal year ended January 31, 2009:

	Number of Shares/Units	Weighted- Average Grant-Date Fair Value
Nonvested at February 2, 2008	1,729,479	$33.92
Granted	527,475	40.23
Vested	(502,225)	(33.72)
Forfeited or expired	(106,564)	(36.00)

Nonvested at January 31, 2009	1,648,165	$35.85

        The weighted-average grant-date fair value of nonvested stock awards/units granted was $40.23, $44.55 and $20.96 during the fiscal years ended January 31, 2009, February 2, 2008 and December 31, 2006, respectively. The weighted-average grant-date fair value of nonvested stock awards/units granted during the month ended February 3, 2007 was $31.71. The total fair value at grant date of previously nonvested stock awards/units that were vested during fiscal 2009, 2008 and 2006 and the one-month period ended February 3, 2007 was $16.9 million, $6.0 million, $1.0 million and $1.5 million, respectively. During fiscal 2009, 2008 and 2006 and the one-month period ended February 3, 2007, the total intrinsic value of nonvested stock awards/units that vested was $15.1 million, $11.9 million, $2.9 million and $2.8 million, respectively.

        The excess tax benefit realized for the tax deductions from these vested shares for fiscal 2009 was $1.0 million and has been included in cash flows from financing activities for the year ended January 31, 2009. The excess tax shortfall of $1.4 million was included in cash flows from operating activities for the year ended January 31, 2009. The total intrinsic value of nonvested stock awards/units outstanding and unvested at January 31, 2009 was $26.5 million. The compensation expense included in SG&A recognized during fiscal 2009 was $16.6 million, before the recognized income tax benefit of $5.4 million. As of January 31, 2009, there was approximately $46.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock awards/units. This cost is expected to be recognized over a weighted-average period of 2.0 years.

ESPP

        In January 2002, the Company established an ESPP, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. Prior to March 4, 2009, the ESPP was a straight purchase plan with no holding period requirement. Effective March 4, 2009, the ESPP was amended to required participants to hold any shares purchased under the ESPP after April 1, 2009 for a minimum period of six months after purchase. In addition, all Company employees are subject to the terms of the Company's securities trading policy which generally prohibits the purchase or sale of any Company securities during the two weeks before the end of each fiscal quarter through two days after the public announcement by the Company of its earnings for that period.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Share-Based Compensation (Continued)

On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 4,000,000 shares of common stock for the ESPP.

        During the fiscal years ended January 31, 2009, February 2, 2008 and December 31, 2006, 67,917, 54,243 and 54,846 shares of the Company's common stock were issued pursuant to the ESPP at an average price of $26.03, $33.18 and $16.55 per share, respectively. There were no shares issued pursuant to the ESPP during the month ended February 3, 2007.

        The fair value of stock compensation expense associated with the Company's ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model and the following weighted-average assumptions for grants during fiscal years 2009, 2008 and 2006 and one-month period ended February 3, 2007.

Valuation Assumptions	Year ended Jan. 31, 2009	Year ended Feb. 2, 2008	One-month ended Feb. 3,2007	Year ended Dec. 31, 2006
Risk-free interest rate	1.74%	4.60%	4.77%	4.77%
Expected stock price volatility	72.4%	48.5%	43.0%	43.0%
Expected dividend yield	0.95%	0.65%	—	—
Expected life of ESPP options (in months)	3	3	3	3

        The weighted-average grant-date fair value of ESPP options granted during fiscal 2009, 2008 and 2006 was $10.60, $11.44 and $7.15, respectively. The weighted-average grant-date fair value of ESPP options granted during the one-month period ended February 3, 2007 was $7.15.

(18) Fair Value Measurements

        The Company adopted SFAS No. 157 ("SFAS 157"), "Fair Value Measurement," as of February 3, 2008, with the exception of the application of the statement to non-recurring, nonfinancial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company's fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

  Level 3 - Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company's own data.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Fair Value Measurements (Continued)

        SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2009 (in thousands):

	Fair Value Measurements at January 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$21,737	$—	$21,737
Securities available for sale	712	—	—	712

Total	$712	$21,737	$—	$22,449

Liabilities:
Interest rate swaps	—	574	—	574
Deferred compensation obligations	—	7,287	—	7,287

Total	$—	$7,861	$—	$7,861

        The fair values of the Company's available-for-sale securities are based on quoted prices. Fair value of the interest rate swaps are based upon inputs corroborated by observable market data. The foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of inventory transactions by non-U.S. subsidiaries. The fair values of the Company's foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. Deferred compensation obligations to employees are adjusted based on changes in the fair value of the underlying employee-directed investments. Fair value of these obligations is based upon inputs corroborated by observable market data.

(19) Foreign Currency Derivative Financial Instruments

        The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts and swaps to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules as required by SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 ("SFAS 138"), "Accounting for Certain Derivatives and Certain Hedging Activities," for certain of these hedges. The Company's objective is to hedge the variability in forecasted cash flow due to the foreign currency risk. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars or Swiss Francs and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their local functional currencies. These types of transactions include U.S. denominated purchases of merchandise and intercompany liabilities. In addition, certain operating expenses are denominated in Swiss Francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on certain anticipated foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency. The Company also has earnings exposure to

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Foreign Currency Derivative Financial Instruments (Continued)

other foreign currencies like the British Pound and the Mexican Peso that it does not presently hedge as they are not considered material to the Company's earnings.

Forward Contracts Designated as Cash Flow Hedges

        During the year ended January 31, 2009, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$36.0 million and US$52.9 million, respectively, to hedge forecasted merchandise purchases that were designated as cash flow hedges at January 31, 2009. During fiscal 2009, the Company also purchased Swiss Franc/Euro forward contracts in Europe totaling CHF18.0 million to hedge forecasted operating expenses that were designated as cash flow hedges at January 31, 2009. As of January 31, 2009, the Company had forward contracts outstanding for its European and Canadian operations of US$21.0 million and US$38.5 million, respectively, that are expected to mature over the next nine months and Swiss Franc-Euro forward contracts outstanding for its European operations of CHF18.0 million that are expected to mature over the next 12 months. The Company's derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. The U.S. dollar forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of the U.S. dollar forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. The Swiss Franc forward contracts are used to hedge certain anticipated Swiss operating expenses over specific months. Changes in the fair value of the Swiss Franc forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in SG&A in the period which approximates the time the expenses are incurred.

        As of January 31, 2009, accumulated other comprehensive income included an unrealized gain of approximately US$8.8 million, net of tax, that will be recognized as a reduction to cost of goods sold or SG&A over the following 13 months at the then current values on a pre-tax basis, which can be different than the current year-end values. At January 31, 2009, the unrealized net gain of the remaining open forward contracts recorded in current assets in the consolidated balance sheet was approximately US$8.1 million. The ineffective portion was immaterial during the year ended January 31, 2009 and was recorded in net earnings and is included in interest income/expense.

        At February 2, 2008, the Company had Canadian dollar forward contracts designated as cash flow hedges to purchase US$27.0 million with an unrealized gain recorded in the consolidated balance sheet of approximately US$0.1 million.

        The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008
Beginning balance (loss)	$(1,475)	$—
Net gains (losses) from changes in cash flow hedges	9,093	(2,439)
Net losses reclassified to income	1,145	964

Ending balance gain (loss)	$8,763	$(1,475)

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Foreign Currency Derivative Financial Instruments (Continued)

Foreign Currency Contracts Not Designated as Cash Flow Hedges

        The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense. For the year ended January 31, 2009, the Company recorded a net gain of US$18.8 million for the Canadian dollar, Euro and Swiss Franc foreign currency contracts, which has been included in other income and expense. At January 31, 2009, the Company had Canadian dollar foreign currency contracts to purchase US$36.5 million expected to mature over the next nine months, Euro foreign currency contracts to purchase US$104.0 million expected to mature over the next 11 months and Swiss Franc foreign currency contracts to purchase CHF5.3 million expected to mature over the next 12 months. At January 31, 2009, the net unrealized gains of these Canadian dollar, Euro and Swiss Franc forward contracts recorded in current assets in the Company's consolidated balance sheet were approximately US$13.7 million.

        At February 2, 2008, the Company had Canadian dollar and Euro currency exchange contracts not designated as cash flow hedges to purchase US$26.0 million and US$87.6 million, respectively. At February 2, 2008, the unrealized losses of these Canadian dollar and Euro forward contracts recorded in the balance sheet were approximately US$3.3 million, primarily relating to the Euro forward contracts.

(20) Share Repurchase Program

        In March 2008, the Company's Board of Directors terminated the previously authorized 2001 share repurchase program and authorized the new 2008 Share Repurchase Program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company's common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the year ended January 31, 2009, the Company purchased 2.9 million shares of its common stock in open market transactions at a cost of $60.5 million (at an average price of $21.23). At January 31, 2009, the Company had remaining authority under the 2008 Share Repurchase Program to purchase an additional $139.5 million of its common stock.

(21) Subsequent Events

        On March 17, 2009, the Company announced a regular quarterly cash dividend of $0.10 per share on the Company's common stock. The cash dividend will be payable on April 17, 2009 to stockholders of record at the close of business on April 1, 2009.

 SCHEDULE II
GUESS?, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended January 31, 2009, February 2, 2008, February 3, 2007 and December 31, 2006
(in thousands)

	Balance at beginning of period	Costs charged / credited to expenses	Deductions and write-offs	Balance at end of period
Description
As of January 31, 2009
Allowance for accounts receivable	$13,945	$34,228	$(34,341)	$13,832
Allowance for royalties receivable	325	193	—	518
Allowance for sales returns	7,483	37,452	(35,986)	8,949
As of February 2, 2008
Allowance for accounts receivable	$12,653	$36,049	$(34,757)	$13,945
Allowance for royalties receivable	276	49	—	325
Allowance for sales returns	4,806	27,793	(25,116)	7,483
As of February 3, 2007
Allowance for accounts receivable	$11,481	$2,949	$(1,777)	$12,653
Allowance for royalties receivable	284	(8)	—	276
Allowance for sales returns	6,465	8,798	(10,457)	4,806
As of December 31, 2006
Allowance for accounts receivable	$9,123	$25,636	$(23,278)	$11,481
Allowance for royalties receivable	650	(366)	—	284
Allowance for sales returns	2,737	16,080	(12,352)	6,465

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:	/s/ PAUL MARCIANO Paul Marciano Chief Executive Officer and Vice Chairman of the Board
Date: March 31, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL MARCIANO Paul Marciano	Chief Executive Officer, Vice Chairman of the Board and Director (Principal Executive Officer)	March 31, 2009
/s/ MAURICE MARCIANO Maurice Marciano	Chairman of the Board and Director	March 31, 2009
/s/ CARLOS ALBERINI Carlos Alberini	President, Chief Operating Officer and Director	March 31, 2009
/s/ DENNIS R. SECOR Dennis R. Secor	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 31, 2009
/s/ JUDITH BLUMENTHAL Judith Blumenthal	Director	March 31, 2009
/s/ ANTHONY CHIDONI Anthony Chidoni	Director	March 31, 2009
/s/ KAY ISAACSON-LEIBOWITZ Kay Isaacson-Leibowitz	Director	March 31, 2009
/s/ ALICE KANE Alice Kane	Director	March 31, 2009
/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Director	March 31, 2009

Exhibit Index

Exhibit Number	Description
3.1.	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant's Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.1.	1996 Equity Incentive Plan (incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.2.	First Amendment to the 1996 Equity Incentive Plan (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended February 2, 2008).
*10.3.	2004 Equity Incentive Plan (incorporated by reference from Appendix A to the Registrant's Definitive Proxy Statement on Form 14A filed April 14, 2004).
*10.4.	First Amendment to the 2004 Equity Incentive Plan (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2006).
*10.5.	Second Amendment to the 2004 Equity Incentive Plan (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 3, 2007).
*10.6.	Third Amendment to the 2004 Equity Incentive Plan (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended February 2, 2008).
*10.7.	2006 Non-Employee Directors' Stock Grant and Stock Option Plan (As Amended and Restated Effective September 28, 2007) (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 3, 2007).
*10.8.	First Amendment to the 2006 Non-Employee Directors' Stock Grant and Stock Option Plan (As Amended and Restated Effective September 28, 2007) (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended February 2, 2008).
†*10.9.	Annual Incentive Bonus Plan (As Amended and Restated December 18, 2008).
†*10.10.	2002 Employee Stock Purchase Plan (Amended and Restated Effective March 4, 2009).
†*10.11.	Amended and Restated Executive Employment Agreement dated December 18, 2008 between the Registrant and Maurice Marciano.
†*10.12.	Amended and Restated Executive Employment Agreement dated December 18, 2008 between the Registrant and Paul Marciano.
†*10.13.	Amended and Restated Executive Employment Agreement dated December 18, 2008 between the Registrant and Carlos Alberini.
*10.14.	Employment Letter Agreement dated August 16, 2002 between the Registrant and Nancy Shachtman (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).
*10.15.	Employment Agreement between the Registrant and Stephen Pearson, effective as of January 31, 2006 (incorporated by reference from the Registrant's Current Report on Form 8-K filed February 13, 2006).
*10.16.	Separation Agreement and General Release of All Claims between the Registrant and Stephen Pearson, dated as of January 30, 2008 (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended February 2, 2008).
*10.17.	Employment Letter Agreement dated February 20, 2004 between the Registrant and Michael Relich (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).
*10.18.	Employment Letter Agreement dated June 8, 2006 between the Registrant and Dennis Secor (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).

Exhibit Number	Description
*10.19.	Written Description of Performance-Based Bonus Criteria for Paul Marciano (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
*10.20.	Written Description of Performance-Based Cash and Equity Award Criteria for Named Executive Officers with Respect to the Registrant's Fiscal Year Ending February 2, 2008 (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 2007).
*10.21.	Written Description of Performance-Based Cash and Equity Award Criteria for Named Executive Officers with Respect to the Registrant's Fiscal Year Ending January 31, 2009 and Certain Other Periods (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 2008).
*10.22.	Restricted Stock Agreement dated as of January 1, 2007 between the Registrant and Paul Marciano (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
*10.23.	Restricted Stock Agreement dated as of August 6, 2007 between the Registrant and Carlos Alberini (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 4, 2007).
*10.24.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant's Current Report on Form 8-K filed May 16, 2005).
*10.25.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant's Current Report on Form 8-K filed May 16, 2005).
*10.26.	Form of Restricted Stock Award Agreement for Awards with Performance-Based Vesting (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 2008).
*10.27.	Indemnification Agreements between the Registrant and certain executives and directors (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
†*10.28.	Nonqualified Deferred Compensation Plan (Amended and Restated Effective as of December 18, 2008).
†*10.29.	Supplemental Executive Retirement Plan (Amended and Restated Effective as of December 18, 2008).
10.30.	Lease Agreement between the Registrant and Robert Pattillo Properties, Inc. (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.31.	First Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant's corporate headquarters (including original lease agreement) (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 2008).
10.32.	Licensing Contribution Agreement dated as of April 28, 2003, by and between Guess? Licensing, Inc. and Guess? IP Holder L.P. (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).
10.33.	Guess? License Agreement dated as of April 28, 2003, by and between Guess? IP Holder L.P. and the Registrant (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).
10.34.	Purchase Agreement among the Registrant, Guess Italia S.r.l., Fingen S.p.A. and Fingen Apparel N.V. dated December 31, 2004 (incorporated by reference from the Registrant's Current Report on Form 8-K filed January 5, 2005).

Exhibit Number	Description
10.35.	Credit Agreement by and among the Registrant and Guess? Canada Corporation, as Borrowers, lenders from time to time party thereto, Bank of America, N.A., as Domestic Administrative Agent and Domestic L/C Issuer, and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent and Canadian L/C Issuer, dated as of September 19, 2006 ("Credit Agreement") (incorporated by reference from the Registrant's Current Report on Form 8-K filed September 25, 2006).
10.36.	Amendment No. 1 to Credit Agreement, dated as of March 29, 2007 (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 2007).
10.37.	Amendment No. 2 to Credit Agreement, dated as of July 5, 2007 (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 4, 2007).
†21.1.	List of Subsidiaries.
†23.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†23.2.	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.3.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.3.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management Contract or Compensatory Plan

†
Filed herewith