Form 10-Q
period 2009-05-02
GUESS INC
filed 2009-06-10
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  1-11893

GUESS?, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3679695
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1444 South Alameda Street
Los Angeles, California	90021
(Address of principal executive offices)	(Zip Code)

(213) 765-3100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 5, 2009, the registrant had 92,020,058 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 2, 2009	Jan. 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$312,630	$294,118
Accounts receivable, net	277,436	262,349
Inventories	203,395	239,675
Prepaid expenses and other current assets	64,504	70,769
Deferred tax assets	28,192	27,278
Total current assets	886,157	894,189
Property and equipment, net	235,607	221,416
Goodwill	27,698	27,102
Other intangible assets, net	21,469	16,145
Long-term deferred tax assets	48,506	49,689
Other assets	39,829	38,025
	$1,259,266	$1,246,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of borrowings and capital lease obligations	$30,645	$24,018
Accounts payable	148,215	192,168
Accrued expenses	128,316	119,698
Total current liabilities	307,176	335,884
Borrowings and capital lease obligations	14,327	14,586
Deferred rent and lease incentives	56,521	52,563
Long-term deferred royalties	17,557	19,358
Other long-term liabilities	40,901	38,671
	436,482	461,062

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 135,893,000 and 135,826,959 shares, outstanding 92,023,238 and 92,329,419 shares, at May 2, 2009 and January 31, 2009, respectively	920	923
Paid-in capital	287,952	282,220
Retained earnings	745,719	722,399
Accumulated other comprehensive loss	(8,648)	(16,421)
Treasury stock, 43,869,762 and 43,497,540 shares at May 2, 2009 and January 31, 2009, respectively	(217,223)	(212,089)
Guess?, Inc. stockholders’ equity	808,720	777,032
Noncontrolling interests	14,064	8,472
Total stockholders’ equity	822,784	785,504
	$1,259,266	$1,246,566

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	May 2, 2009	May 3, 2008
Net revenue:
Product sales	$419,127	$465,735
Net royalties	22,074	23,485
	441,201	489,220
Cost of product sales	263,698	267,981
Gross profit	177,503	221,239

Selling, general and administrative expenses	129,469	145,314
Earnings from operations	48,034	75,925

Other (income) expense:
Interest expense	606	1,025
Interest income	(737)	(1,533)
Other (income) expense, net	(1,266)	908
	(1,397)	400

Earnings before income tax expense	49,431	75,525

Income tax expense	16,312	27,189
Net earnings	33,119	48,336

Net earnings attributable to noncontrolling interests	577	535
Net earnings attributable to Guess?, Inc.	$32,542	$47,801

Earnings per common share attributable to common stockholders (Note 2):
Basic	$0.35	$0.51
Diluted	$0.35	$0.50

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	90,631	92,950
Diluted	91,158	93,806

Dividends declared per common share	$0.10	$0.08

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)
(unaudited)

	Three Months Ended
	May 2, 2009	May 3, 2008
Net earnings	$33,119	$48,336

Foreign currency translation adjustment	10,973	5,466

Unrealized (loss) gain on hedges, net of tax effect	(3,300)	1,329

Unrealized gain (loss) on investments, net of tax effect	180	(36)

SERP prior service cost and actuarial valuation loss amortization, net of tax effect	284	427

Comprehensive income	41,256	55,522

Comprehensive income attributable to noncontrolling interests	941	817

Comprehensive income attributable to Guess?, Inc.	$40,315	$54,705

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	May 2, 2009	May 3, 2008

Cash flows from operating activities:
Net earnings	$33,119	$48,336
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,793	11,986
Amortization of intangible assets	1,754	1,827
Share-based compensation expense	6,764	5,259
Forward contract losses	920	4,784
Net loss on disposition of long-term assets and property and equipment	220	1,356
Other items, net	8,020	(905)
Changes in operating assets and liabilities:
Accounts receivable	(12,325)	(61,198)
Inventories	38,700	30,744
Prepaid expenses and other assets	(3,622)	(5,033)
Accounts payable and accrued expenses	(47,145)	(38,552)
Deferred rent and lease incentives	3,958	2,109
Long-term deferred royalties	(1,801)	(2,366)
Other long-term liabilities	1,712	4,158
Net cash provided by operating activities	43,067	2,505
Cash flows from investing activities:
Purchases of property and equipment	(18,480)	(20,327)
Proceeds from dispositions of long-term assets and property and equipment	474	—
Acquisition of businesses, net of cash acquired	(312)	—
Net cash settlement of forward contracts	3,693	(2,737)
Purchases of long-term investments	(3,640)	(3,509)
Net cash used in investing activities	(18,265)	(26,573)
Cash flows from financing activities:
Certain short-term borrowings, net	6,162	13,254
Proceeds from borrowings	40,000	635
Repayment of borrowings and capital lease obligation	(40,378)	(1,852)
Dividends paid	(9,222)	(7,549)
Noncontrolling interest capital contributions	650	648
Issuance of common stock net of nonvested award repurchases	434	(1,303)
Excess tax benefits from share-based compensation	60	3,793
Purchase of treasury stock	(5,309)	—
Net cash (used in) provided by financing activities	(7,603)	7,626
Effect of exchange rates on cash and cash equivalents	1,313	1,237
Net increase (decrease) in cash and cash equivalents	18,512	(15,205)
Cash and cash equivalents at beginning of period	294,118	275,595
Cash and cash equivalents at end of period	$312,630	$260,390

Supplemental cash flow data:
Interest paid	$690	$909
Income taxes paid	12,621	4,341

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 2, 2009

(unaudited)

(1)           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of May 2, 2009 and January 31, 2009, and the condensed consolidated statements of income, the condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows for the three months ended May 2, 2009 and May 3, 2008. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended May 2, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.  The Company has made certain reclassifications to the prior year’s consolidated financial statements to conform to classifications in the current year. These reclassifications had no impact on previously reported results of operations.

The three months ended May 2, 2009 had the same number of days as the three months ended May 3, 2008.

Recent Accounting Pronouncements Adopted

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Positions (“FSP”) Statement of Financial Accounting Standards (“SFAS”) No. 157-1 (“FSP 157-1”) and FSP SFAS No. 157-2 (“FSP 157-2”). FSP 157-1 amends SFAS 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 relates to the measurement of fair value for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FSP 157-2 effective February 1, 2009 for all nonfinancial assets and liabilities as required. Refer to Note 13 for additional information. The adoption of FSP 157-2 did not have a material impact on the Company’s financial position or results of operations for the three months ended May 2, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which replaces FASB Statement 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The Company adopted SFAS 141R on February 1, 2009 and will apply the provisions of the statement to all future acquisitions from such date.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Accounting for Noncontrolling Interests,” which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. The Company adopted SFAS 160 on February 1, 2009. Refer to Note 3 for further information. The provisions of SFAS 160 have been applied prospectively with the exception of reclassifying noncontrolling interests to equity in the Company’s consolidated balance sheets and recasting consolidated net earnings to include net earnings prior to fiscal 2010 attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. The Company adopted SFAS 161 on February 1, 2009 and has included the expanded disclosures in Note 14.

In June 2008, the FASB Emerging Issues Task Force (“EITF”) issued FSP No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. FSP EITF 03-6-1 also requires retrospective application to all periods presented. The Company adopted FSP EITF 03-6-1 on February 1, 2009 and applied it retrospectively to all periods presented. Refer to Note 2. The adoption of FSP EITF 03-6-1 resulted in a reduction in diluted earnings per common share of approximately $0.01 for each of the three months ended May 2, 2009 and May 3, 2008.

Recent Accounting Pronouncements Issued

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB 28-1 (“FSP 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company will adopt FSP 107-1 in the second quarter of fiscal 2010 and include the required disclosures in its consolidated financial statements in interim reporting periods.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim reporting periods ending after June 15, 2009. The Company will adopt SFAS 165 in the second quarter of fiscal 2010.

(2)           Earnings Per Share

Basic earnings per share represent net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represent net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards are excluded from the dilutive impact of common equivalent shares outstanding in accordance with FASB SFAS No. 128, “Earnings per Share,” and FSP EITF 03-6-1 under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities.  Under the two-class method, earnings attributable to nonvested restricted stockholders are excluded from net earnings attributable to common stockholders for purposes of calculating basic and diluted earnings per common share.

The computation of basic and diluted net earnings per common share attributable to common stockholders is as follow (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Net earnings attributable to Guess?, Inc.	$32,542	$47,801
Net earnings attributable to nonvested restricted stockholders	532	766
Net earnings attributable to common stockholders	$32,010	$47,035

Weighted average shares used in basic computations	90,631	92,950
Effect of dilutive securities:
Stock options and restricted stock units	527	856
Weighted average shares used in diluted computations	91,158	93,806

Net earnings per common share attributable to common stockholders:
Basic	$0.35	$0.51
Diluted	$0.35	$0.50

For the three months ended May 2, 2009 and May 3, 2008, equity awards granted for 1,191,691 and 546,880, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

In addition to the nonvested restricted stock awards (participating securities) discussed earlier, the Company also excluded 563,400 nonvested stock options granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to certain performance-based annual vesting conditions which had not been achieved by the end of the three months ended May 2, 2009.

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock (the “2008 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the three months ended May 2, 2009, the Company repurchased 407,600 shares under the 2008 Share Repurchase Program at an aggregate cost of $5.3 million.

(3)           Stockholders’ Equity

A reconciliation of the total carrying amount of total stockholders’ equity, stockholders’ equity attributable to Guess?, Inc. and stockholders’ equity attributable to noncontrolling interests for the three months ended May 2, 2009 is as follows (in thousands):

	Comprehensive Income (Loss)	Guess?, Inc. Stockholders’ Equity	Noncontrolling Interests	Total
Balances at January 31, 2009		$777,032	$8,472	$785,504
Issuance of common stock under stock compensation plans, net of tax effect		(1,296)	—	(1,296)
Issuance of stock under ESPP		436	—	436
Stock compensation		6,764	—	6,764
Dividends		(9,222)	—	(9,222)
Purchase of treasury stock		(5,309)	—	(5,309)
Noncontrolling interest capital contribution		—	4,651	4,651
Comprehensive income (loss):
Net earnings	$33,119	32,542	577	33,119
Foreign currency translation adjustment (a)	10,973	10,609	364	10,973
Unrealized loss on hedges, net of income tax of $914 (b)	(3,300)	(3,300)	—	(3,300)
Unrealized gain on investments, net of income tax of $135 (b)	180	180	—	180
SERP prior service cost and actuarial valuation loss amortization, net of income tax of $152 (b)	284	284	—	284
Total comprehensive income (c)	$41,256
Balances at May 2, 2009		$808,720	$14,064	$822,784

(a) The gain of $11.0 million related to foreign currency translation adjustments for the three months ended May 2, 2009 reflects the impact of the increase in certain foreign currency values relative to the U.S. dollar during that period.  As of May 2, 2009, approximately 48% of the Company’s assets were denominated in currencies other than the U.S. dollar.

(b) The consolidated statements of comprehensive income are presented net of taxes.  The income tax expense on unrealized gain on hedges, unrealized loss on investments and SERP prior service cost and actuarial valuation loss amortization was $0.7 million, $0.0 million and $0.2 million, respectively, for the three months ended May 3, 2008.

(c) Total comprehensive income consists of net earnings, Supplemental Executive Retirement Plan (“SERP”) related prior service cost and actuarial valuation loss amortization, unrealized gains or losses on investments available for sale, foreign currency translation adjustments and the effective portion of the change in the fair value of cash flow hedges.

(4)           Accounts Receivable

Accounts receivable consists of trade receivables primarily relating to the Company’s wholesale businesses in Europe, North America and Asia. The Company provided for allowances relating to these receivables of $23.3 million and $21.3 million, at May 2, 2009 and January 31, 2009, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $15.7 million and $20.7 million at May 2, 2009 and January 31, 2009, respectively, for which the Company recorded an allowance for doubtful accounts of $0.5 million at both May 2, 2009 and January 31, 2009. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)           Inventories

Inventories consist of the following (in thousands):

	May 2, 2009	Jan. 31, 2009
Raw materials	$9,937	$8,615
Work in progress	2,469	2,286
Finished goods	190,989	228,774
	$203,395	$239,675

As of May 2, 2009 and January 31, 2009, inventories had been written down to the lower of cost or market by $22.4 million and $20.0 million, respectively.

(6)           Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The Company’s effective income tax rate decreased to 33% for the three months ended May 2, 2009 from 36% in the three months ended May 3, 2008, primarily due to a higher estimated proportion of annual earnings in lower tax jurisdictions.

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

Net revenue and earnings from operations are summarized as follows for the three months ended May 2, 2009 and May 3, 2008 (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Net revenue:
Retail operations	$207,560	$211,937
Wholesale operations	65,869	75,134
European operations	145,698	178,664
Licensing operations	22,074	23,485
	$441,201	$489,220

Earnings (loss) from operations:
Retail operations	$18,007	$22,844
Wholesale operations	7,422	12,554
European operations	23,139	39,961
Licensing operations	19,015	20,247
Corporate overhead	(19,549)	(19,681)
	$48,034	$75,925

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(8)           Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	May 2, 2009	Jan. 31, 2009
Short-term borrowings with European banks	$28,612	$22,304
European capital lease, maturing quarterly through 2016	16,360	16,300
	44,972	38,604
Less current installments	30,645	24,018
Long-term borrowings and capital lease obligations	$14,327	$14,586

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. At May 2, 2009, the Company had $24.5 million in outstanding standby letters of credit, $4.3 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $222.1 million, limited primarily by accounts receivable balances at the time of borrowing, except for one borrowing agreement which is partially secured by a $10.0 million standby letter of credit issued under the Company’s Credit Facility. Based on the applicable accounts receivable balances at May 2, 2009 and the standby letter of credit, the Company could have borrowed up to approximately $212.0 million under these agreements. However, the Company’s ability to borrow outside the Credit Facility through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At May 2, 2009, the Company had $28.6 million of outstanding borrowings and $9.9 million in outstanding documentary letters of credit under these agreements. The agreements are primarily denominated in Euros, have no financial ratio covenants and provide for annual interest rates ranging from 1.3% to 6.1%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At May 2, 2009, the capital lease obligation was $16.4 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument resulting in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of May 2, 2009 was approximately $0.8 million.

From time-to-time the Company obtains other short term financing in foreign countries for working capital to finance its local operations.

(9)           Share-Based Compensation

The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three months ended May 2, 2009 and May 3, 2008 (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Stock options	$1,547	$1,266
Nonvested stock awards/units	5,062	3,829
Employee Stock Purchase Plan	155	164
Total share-based compensation expense	$6,764	$5,259

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $19.5 million and $45.5 million, respectively, as of May 2, 2009. This unrecognized expense assumes the performance-based equity awards vest in the future. This cost is expected to be recognized over a weighted-average period of 1.9 years. The weighted average fair values of stock options granted during the three months ended May 2, 2009 and May 3, 2008 were $8.88 and $16.49, respectively.

On April 14, 2009, the Company made an annual grant of 1,105,400 stock options and 106,400 nonvested stock awards/units to its employees.

On May 1, 2008, the Company granted 167,000 nonvested stock awards to certain employees which are subject to certain annual performance-based vesting conditions over a five year period.  On October 30, 2008, the Company granted 563,400 nonvested stock options to certain employees which are scheduled to vest over a four year period, subject to the achievement of performance-based vesting conditions for fiscal 2010.  During the first quarter of fiscal 2010, the Compensation Committee determined that the performance goals established in the prior year were no longer set at an appropriate level to incentivize and help retain employees given the significant, and greater than previously anticipated, deterioration of the economy that had occurred since the goals were established. In April, 2009, the Compensation Committee modified the performance goals of the outstanding performance-based stock awards and options to address the challenges associated with the current economic environment. The modifications did not have a material impact on the consolidated financial statements of the Company.

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

Leases

The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect at May 2, 2009 with expiration dates in February 2010, December 2014 and July 2018.

Aggregate rent expense under these related party leases for the three months ended May 2, 2009 and May 3, 2008 was $1.0 million and $0.9 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements

The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through an independent third party management company contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management company, the Company has chartered and may from time-to-time continue to charter aircraft owned by MPM Financial at a discount from the third party management company’s preferred customer hourly charter rates. The total fees paid under these arrangements for the three months ended May 2, 2009 and May 3, 2008 were approximately $0.1 million and $0.2 million, respectively.

These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

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

Incentive Bonuses

Certain officers and key employees of the Company are eligible to receive annual cash incentive bonuses based on the achievement of certain performance criteria. These bonuses are based on performance measures such as earnings per share and earnings from operations of the Company or particular segments thereof, but they may also be based on other objective or subjective criteria as determined by the Compensation Committee of the Board of Directors. In addition to such annual incentive opportunities, Paul Marciano, Chief Executive Officer and Vice Chairman of the Company, shall be entitled to receive a $3.5 million special cash bonus based on the achievement of a pre-established licensing performance target in calendar year 2008, subject to the receipt by the Company in 2012 of a fixed cash rights payment of $35.0 million, which is due in January 2012 from one of its licensees. In connection with this special bonus, the Company will accrue an expense of $3.5 million, plus applicable payroll taxes, through December 2012.

Litigation

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian subsidiary, Maco Apparel S.p.A. (“Maco”), in Florence, Italy, which was acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004, 2005 and 2006 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities’ assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The Customs Authorities have filed several claims which are heard independently within various sections of the Florence Provincial Tax Commission. Each claim represents a portion of the period under review. The first hearings with the Florence Provincial Tax Commission commenced on October 29, 2007. Judgments for a number of the claims have been received that were favorable to the Company on certain aspects of the claims and unfavorable on other aspects of the claims. The Company intends to appeal the unfavorable aspects of the judgments. Based on a request by a judge from the Florence Provincial Tax Commission, the Company and the Customs Authorities are exploring the possibility of an out of court settlement. While the Company continues to believe in the strength of its position, the Company recorded an accrual in the fourth quarter of fiscal year 2009 based on the settlement negotiations. Both the amount of the accrual and the possible risk of loss in excess of the accrual are not considered by the Company to be material to its financial results or financial position.

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and Guess Italia, S.r.l. asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, unspecified compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed in the Court of Milan, Italy. The Company plans to defend the allegations vigorously.  The Company believes that it is too early to predict the outcome of this action or whether the outcome will have any impact on the Company’s financial condition or results of operations.

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. No material amounts were accrued as of May 2, 2009 related to any of the Company’s legal proceedings.

(12)         Supplemental Executive Retirement Plan

The components of net periodic pension cost for the three months ended May 2, 2009 and May 3, 2008 were as follows (in thousands):

	Three Months Ended
	May 2, 2009	May 3, 2008
Service cost	$53	$61
Interest cost	513	579
Net amortization of unrecognized prior service cost	436	436
Net amortization of actuarial losses	—	232
Net periodic defined benefit pension cost	$1,002	$1,308

As a non-qualified pension plan, no funding of the SERP is required. However, the Company expects to make periodic payments into an insurance policy held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender value of the insurance policy was $16.9 million as of May 2, 2009 and is included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. As a result of the increase in value of the insurance policy investments, the Company recorded mark-to-market gains of $1.2 million and $0.4 million in other income and expenses during the three months ended May 2, 2009 and May 3, 2008, respectively.

(13)         Fair Value Measurements

Fair value is defined in SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of May 2, 2009 and January 31, 2009 (in thousands):

	Fair Value Measurements at May 2, 2009				Fair Value Measurements at January 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$9,408	$—	$9,408	$—	$21,737	$—	$21,737
Securities available for sale	284	—	—	284	712	—	—	712
Total	$284	$9,408	$—	$9,692	$712	$21,737	$—	$22,449
Liabilities:
Foreign exchange currency contracts	$—	$595	$—	$595	$—	$—	$—	$—
Interest rate swaps	—	997	—	997	—	574	—	574
Deferred compensation obligations	—	8,740	—	8,740	—	7,287	—	7,287
Total	$—	$10,332	$—	$10,332	$—	$7,861	$—	$7,861

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

(14)         Derivative Financial Instruments

The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts and swaps to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules as required by SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivatives and Certain Hedging Activities,” for certain of these hedges.

In March 2008, the FASB issued SFAS 161 which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  The Company adopted SFAS 161 on February 1, 2009 and the required disclosures are provided below.

The Company’s objective is to hedge the variability in forecasted cash flow due to the foreign currency risk. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British Pounds or Swiss Francs and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their local functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British Pound intercompany liabilities. In addition, certain operating expenses are denominated in Swiss Francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on certain anticipated foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

The impact of the credit risk of the counterparties to the derivative contracts are considered in determining the fair value of the foreign currency forward contracts. As of May 2, 2009, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.

The Company also has interest rate swap agreements which are not designated as hedges for accounting purposes, to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable rate debt, thus reducing the impact of interest rate changes on future interest cash flows. Refer to Note 8 for further information.

The fair value of derivative instruments in the consolidated balance sheet as of May 2, 2009 was as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	$4,256	Current liabilities	$119
Total Derivatives designated as hedging instruments		4,256		119

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	5,152	Current liabilities	476
Interest rate swaps		—	Current liabilities	997
Total Derivatives not designated as hedging instruments		5,152		1,473

Total derivatives		$9,408		$1,592

The following table summarizes the gains (losses) recognized on the derivative instruments for the three months ended May 2, 2009 (in thousands):

	Amount of Gain/(Loss) Recognized in OCI	Location of Gain/(Loss)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into
	Three Months	Reclassified from	Income
	Ended May 2, 2009	Accumulated OCI into Income (1)	Three Months Ended May 2, 2009
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$(1,166)	Cost of Sales	$2,695

Foreign exchange currency contracts	$(325)	SG&A expenses	$28

(1) The ineffective portion was immaterial during the three months ended May 2, 2009 and was recorded in net earnings and included in interest income/expense.

	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income
	Recognized in Income	Three Months Ended May 2, 2009
Derivatives not designated as hedging instruments:

Foreign exchange currency contracts	Other expense/income	$(3,643)

Interest rate swaps	Other expense/income	$(394)

Forward Contracts Designated as Cash Flow Hedges

During the three months ended May 2, 2009, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$8.0 million and US$6.3 million, respectively, to hedge forecasted merchandise purchases that were designated as cash flow hedges at May 2, 2009.  As of May 2, 2009, the Company had forward contracts outstanding for its European and Canadian operations of US$26.0 million and US$34.5 million, respectively, that are expected to mature over the next nine months and Swiss Franc-Euro forward contracts outstanding for its European operations of CHF13.5 million that are expected to mature over the next nine months. The Company’s derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. The U.S. dollar forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of the U.S. dollar forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. The Swiss Franc forward contracts are used to hedge certain anticipated Swiss operating expenses over specific months. Changes in the fair value of the Swiss Franc forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in SG&A in the period which approximates the time the expenses are incurred.

As of May 2, 2009, accumulated other comprehensive income included an unrealized gain of approximately US$5.5 million, net of tax, that will be recognized as a reduction to cost of goods sold or SG&A over the following 12 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At May 2, 2009, the unrealized net gain of the remaining open forward contracts recorded in current assets in the condensed consolidated balance sheet was approximately US$4.1 million.

At January 31, 2009, the Company had forward contracts outstanding for its European and Canadian operations of US$21.0 million and US$38.5 million, respectively, and Swiss Franc-Euro forward contracts outstanding for its European operations of CHF18.0 million. At January 31, 2009, the unrealized net gain of these open forward contracts recorded in current assets in the consolidated balance sheet was approximately US$8.1 million.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

Three Months Ended May 2, 2009
Beginning balance	$8,763
Net loss from changes in cash flow hedges	(1,187)
Net gains reclassified to income	(2,113)
Ending balance	$5,463

Foreign Currency Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes.  Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.  For the three months ended May 2, 2009, the Company recorded a net loss of US$3.6 million for the Canadian dollar, Euro, British Pound and Swiss Franc foreign currency contracts, which has been included in other income and expense.  At May 2, 2009, the Company had Canadian dollar foreign currency contracts to purchase US$35.5 million expected to mature over the next 9 months; Euro foreign currency contracts to purchase US$70.0 million expected to mature over the next 9 months; Euro foreign currency contracts to purchase CHF4.3 million expected to mature over the next 9 months and Euro foreign currency contracts to purchase GBP7.1 million expected to mature over the next 12 months.  At May 2, 2009, the net unrealized gains of these Canadian dollar, Euro, Swiss Franc and British Pound forward contracts recorded on the condensed consolidated balance sheet were approximately US$4.7 million.

At January 31, 2009, the Company had Canadian dollar foreign currency contracts to purchase US$36.5 million, Euro foreign currency contracts to purchase US$104.0 million and Swiss Franc foreign currency contracts to purchase CHF5.3 million. At January 31, 2009, the net unrealized gains of these Canadian dollar, Euro and Swiss Franc forward contracts recorded in current assets in the Company’s consolidated balance sheet were approximately US$13.7 million.

(15)         Subsequent Events

On June 4, 2009, the Company announced a regular quarterly cash dividend of $0.10 per share on the Company’s common stock. The cash dividend will be payable on July 2, 2009 to stockholders of record at the close of business on June 17, 2009.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to the Company’s expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth, e-commerce, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

We derive our net revenue from the sale of GUESS?, GUESS by MARCIANO and G by GUESS men’s and women’s apparel, and our licensees’ products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line sites. We also derive royalty revenues from worldwide licensing activities.

We acquired Focus Europe S.r.l. (“Focus”), our former licensee for GUESS by MARCIANO products in Europe, the Middle East and Asia, in December 2006, and its subsidiary, Focus Spain S.A. (“Focus Spain”), in October 2007. We also acquired BARN S.r.l. (“Barn”), our former kids licensee in Europe, in January 2008. Each of these entities is reported in our European segment. G by GUESS is our newest retail concept that was launched in early fiscal 2008 and is included in our retail segment. Our South Korea business, which we have operated directly since January 2007, and our Greater China business, launched in April 2007, are also relatively new businesses for us and are reported in our wholesale segment.

The three months ended May 2, 2009 had the same number of days as the three months ended May 3, 2008.

The Company reports National Retail Federation (“NRF”) calendar comparable stores sales on a quarterly basis for our full-price retail and factory outlet stores in the U.S. and Canada.  A store is considered comparable after it has been open for 13 full months. If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store is removed from the comparable store base until it has been opened at its new size, in its new location or under its new concept for 13 full months.

Executive Summary

Global Economic Developments

As expected, the global economic downturn has continued into fiscal 2010.  In particular, real estate and financial lending markets remain suppressed and unemployment levels continue to rise. These and other factors have negatively impacted consumer spending for discretionary items during the current quarter resulting in a significant slowdown in customer traffic and a highly promotional environment.  These same conditions have spread to many international markets.  If the global macroeconomic environment continues to be weak, or deteriorates further, there will likely be a negative effect on the Company’s revenues and earnings across all of our segments for the remainder of the current fiscal year.

In addition, the deterioration in the global economic environment has resulted in significant volatility in the global currency markets.  The majority of our international operations are conducted in currencies other than the U.S. dollar, primarily the Canadian dollar, the Euro and the Korean Won. The volatility over the past year has resulted in a substantial strengthening of the U.S. dollar against these three currencies when comparing the rates in the first quarter of fiscal 2010 to the prior year quarter. A relatively stronger U.S. dollar will result in our international earnings translating into lower U.S. dollar amounts.  These conditions could negatively impact our results of operations and the Company’s ability to generate both revenue and earnings growth. In addition, certain transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars and thus are exposed to exchange rate fluctuations when converted to their local currencies.  These types of transactions include U.S. dollar denominated purchases of merchandise and intercompany liabilities.  Fluctuations in exchange rates can impact the profitability of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates.  The Company enters into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on certain foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

The Company

Net earnings attributable to Guess?, Inc. was $32.5 million, or diluted earnings of $0.35 per common share, for the three months ended May 2, 2009, compared to net earnings attributable to Guess?, Inc. of $47.8 million, or diluted earnings of $0.50 per common share, for the three months ended May 3, 2008. The adoption of the new accounting pronouncement, FSP EITF 03-6-1, during the three months ended May 2, 2009 negatively impacted diluted earnings per common share by $0.01 for each of the quarters ended May 2, 2009 and May 3, 2008 (adjusted as required by FSP EITF 03-6-1), respectively. Refer to Note 2 of the Condensed Consolidated Financial Statements for further information.

Total net revenues decreased 9.8% to $441.2 million for the three months ended May 2, 2009, from $489.2 million for the three months ended May 3, 2008.  The decrease in total revenues was primarily driven by the unfavorable translation impact of changes in foreign currency exchange rates on revenues of $44.8 million across all our major international operations. All our segments reported lower revenues in the three months ended May 2, 2009 compared to the same prior year period. The European segment represented the largest decline in revenues primarily due to the unfavorable impact of the stronger U.S. dollar when translating the Euro denominated revenues into U.S. dollars and a shift in revenues into last year’s fourth quarter as a result of earlier wholesale deliveries.

Gross margin (gross profit as a percentage of total net revenues) declined 500 basis points to 40.2% for the three months ended May 2, 2009, compared to the same prior year period. The decline was primarily attributable to lower product margins in our European segment, including the unfavorable impact of the stronger U.S. dollar on product purchases, and occupancy deleverage in our retail and European segments.

Selling, general and administrative (“SG&A”) expenses decreased 10.9% to $129.5 million for the three months ended May 2, 2009 compared to $145.3 million for the three months ended May 3, 2008. The decrease was primarily driven by the favorable impact of the strengthening U.S. dollar when translating foreign denominated expenses into U.S. dollars, cost reductions in marketing and advertising spending, and lower volume related expenses. SG&A expense as a percentage of revenues (“SG&A rate”) decreased 40 basis points to 29.3% for the three months ended May 2, 2009, compared to the prior year quarter, primarily driven by cost savings initiatives.

Earnings from operations decreased 36.7% to $48.0 million for the three months ended May 2, 2009, compared to $75.9 million for the same period a year ago. Operating margin declined 460 basis points to 10.9% for the three months ended May 2, 2009 compared to the prior year quarter due to the lower gross margin partially offset by the lower SG&A spending as a percentage of net revenues. The decrease in earnings from operations included an unfavorable currency translation impact of $6.5 million for the three months ended May 2, 2009 compared to the prior year quarter.

Other income, net, (including net interest income) totaled $1.4 million for the three months ended May 2, 2009, compared to other expense, net, of $0.4 million for the three months ended May 3, 2008. The current quarter’s amount includes mark-to-market gains related to our insurance policy investments, partially offset by mark-to-market losses related to the revaluation of foreign currency forward contracts and other foreign currency transactions during the three months ended May 2, 2009.

Our effective income tax rate decreased 300 basis points to 33.0% for the three months ended May 2, 2009, compared to 36.0% in the prior year quarter primarily due to a higher estimated proportion of annual earnings in lower tax jurisdictions.

The Company had $312.6 million in cash and cash equivalents as of May 2, 2009, up $52.2 million compared to $260.4 million as of May 3, 2008. Total debt, including capital lease obligations, as of May 2, 2009, was $45.0 million, down $21.0 million from $66.0 million as of May 3, 2008. Accounts receivable decreased by $38.2 million, or 12.1%, to $277.4 million at May 2, 2009, compared to $315.6 million at May 3, 2008. Changes in currency translation rates reduced the trade accounts receivable balance at May 2, 2009 by approximately $36.9 million compared to the prior year quarter end. Inventory remained relatively flat at $203.4 million as of May 2, 2009, compared to $202.8 million as of May 3, 2008. The inventory balance at May 2, 2009 includes a negative translation impact of approximately $18.1 million due to currency fluctuations compared to the prior year quarter end.

Retail

Our retail segment, comprising North American full-priced retail and factory outlet stores and e-commerce, generated net sales of $207.6 million during the three months ended May 2, 2009, a decrease of $4.3 million, or 2.1%, from $211.9 million in the same prior year period. The decrease was driven by a decline in comparable stores sales of 10.0%, which included the unfavorable translation impact of currency fluctuations for the three months ended May 2, 2009, compared to the prior year quarter. This decline was partially offset by a larger store base, which represented a net 9.7% increase in average square footage compared to the prior year quarter. Retail earnings from operations decreased by $4.8 million, or 21.2%, to $18.0 million for the three months ended May 2, 2009, compared to $22.8 million for the same prior year period. In addition, the operating margin decreased by 210 basis points to 8.7% for the three months ended May 2, 2009, compared to 10.8% for the three months ended May 3, 2008. The declines in both earnings from operations and operating margin were driven by the unfavorable impact of the negative comparable stores sales on occupancy costs and slightly lower product margins, partially offset by a lower SG&A rate.

In the quarter, we opened six new stores and closed two stores in the U.S. and Canada. At May 2, 2009, we operated 429 stores in the U.S. and Canada, comprised of 193 full-priced GUESS? retail stores, 104 GUESS? factory outlet stores, 52 GUESS by MARCIANO stores, 35 GUESS? Accessories stores and 45 G by GUESS stores. This compares to 391 stores as of May 3, 2008.

Wholesale

Wholesale segment revenues decreased by $9.2 million, or 12.3%, to $65.9 million for the three months ended May 2, 2009, from $75.1 million in the same prior year period. This decrease was driven by lower sales in our North American wholesale business and the unfavorable impact of currency translation of our South Korean and Canadian businesses. Wholesale earnings from operations decreased by $5.2 million, or 40.9%, to $7.4 million for the three months ended May 2, 2009, compared to $12.6 million in the same prior year period.  The decrease in earnings from operations was mainly driven by lower sales volumes in the North American wholesale business, lower North American wholesale product margins and the unfavorable translation impact of the stronger U.S. dollar on the South Korean business. Operating margin decreased by 540 basis points to 11.3% for the three months ended May 2, 2009, compared to 16.7% for the prior year period. The decrease was driven by the lower product margins in our North American wholesale business and higher occupancy costs in Asia.

Europe

In Europe, revenues decreased by $33.0 million, or 18.5%, to $145.7 million for the three months ended May 2, 2009, compared to $178.7 million for the same prior year period. Currency translation fluctuations accounted for $24.4 million of the decrease in net revenue from our European operations. Net revenue was also negatively impacted by a shift of wholesale revenues into the fourth quarter of the prior fiscal year that would have normally occurred in the first quarter of the current fiscal year. At May 2, 2009, we directly operated 66 stores in Europe compared to 40 stores at May 3, 2008. Earnings from operations from our European segment decreased by $16.9 million, or 42.1%, to $23.1 million for the three months ended May 2, 2009, compared to $40.0 million in the prior year period. This decrease in earnings from operations compared to the prior year period was driven by the shift in sales, a lower gross margin and an unfavorable impact of currency translation on earnings from operations, partially offset by lower operating costs. Operating margin decreased 650 basis points to 15.9% for the three months ended May 2, 2009, compared to 22.4% for the prior year period due to the lower gross margin, partially offset by a lower SG&A rate. The lower gross margin was driven by the unfavorable impact of the stronger U.S. dollar on product purchases, lower product margins and higher occupancy costs.

Licensing

Our licensing royalty revenues decreased by $1.4 million, or 6.0%, to $22.1 million for the three months ended May 2, 2009, from $23.5 million for the three months ended May 3, 2008. This decrease was driven by lower royalties from watch product sales, partially offset by modest growth in some of our other major product categories. Licensing segment earnings from operations decreased $1.2 million, or 6.1%, to $19.0 million for the three months ended May 2, 2009, from $20.2 million in the prior year quarter.

International Store Count

Outside of the U.S. and Canada, in the three months ended May 2, 2009, together with our partners, we opened 30 new stores, including 19 stores in Europe and the Middle East, 9 stores in Asia and two stores in Central America. We ended the first quarter of fiscal 2010 with 706 stores outside of the U.S. and Canada, of which 501 were GUESS? stores, 46 were GUESS by MARCIANO stores and 159 were GUESS? Accessories stores. Of the 706 stores, 103 were operated by the Company and 603 were operated by licensees or distributors. This store count does not include 162 concessions located primarily in South Korea and Greater China because of their smaller store size in relation to our standard international store size.

Corporate Overhead

Corporate overhead expenses were slightly lower at $19.5 million for the three months ended May 2, 2009 compared to $19.7 million for the prior year quarter.

RESULTS OF OPERATIONS

Three months ended May 2, 2009 and May 3, 2008

NET REVENUE. Net revenue for the three months ended May 2, 2009 decreased by $48.0 million, or 9.8%, to $441.2 million, from $489.2 million for the three months ended May 3, 2008. All segments reported lower revenues with the largest decline in our European segment.

Net revenue from retail operations decreased by $4.3 million, or 2.1%, to $207.6 million for the three months ended May 2, 2009, from $211.9 million for the three months ended May 3, 2008. The decline in comparable stores sales of 10.0%, which included the unfavorable translation impact of currency fluctuations, was partially offset by the benefit of an average of 45 net additional stores during the three months ended May 2, 2009 resulting in a net 9.7% increase in average square footage compared to the prior year quarter. Currency translation fluctuations relating to our Canadian retail stores unfavorably impacted net revenue in our retail segment by $9.1 million.

Net revenue from wholesale operations decreased by $9.2 million, or 12.3%, to $65.9 million for the three months ended May 2, 2009, from $75.1 million for the three months ended May 3, 2008. The decrease was driven by both lower North American wholesale sales and the unfavorable impact of currency translation from our South Korean and Canadian businesses. Our U.S. wholesale business continued to be impacted by the economic downturn as department stores continued to anticipate lower demand and managed their inventories tightly. Our products were sold in the U.S. in approximately 993 doors at the end of the quarter compared to approximately 1,045 doors at the end of the prior year quarter. While our overall Asian wholesale revenues were down in U.S. dollars compared to the prior year period as a result of unfavorable currency fluctuations, we continued to generate revenue growth in local currency in our expanding Asian operations, where we, along with our partners, opened 9 stores and 11 concessions during the quarter. Currency translation fluctuations, relating to both our Canadian and South Korean operations, unfavorably impacted net revenue in our wholesale segment by $9.8 million.

Net revenue from European operations decreased by $33.0 million, or 18.5%, to $145.7 million for the three months ended May 2, 2009, from $178.7 million for the three months ended May 3, 2008. The unfavorable impact of currency translation was the main contributor to the decrease, accounting for $24.4 million of the decrease. The current quarter was also negatively impacted compared to the prior year period by the shift of wholesale revenues into the fourth quarter of the prior fiscal year that would have normally occurred in the first quarter of the current fiscal year. At May 2, 2009, we directly operated 66 stores in Europe compared to 40 stores at the prior year quarter end. European retail revenues increased by 2.1% in U.S. dollars for the three months ended May 2, 2009, compared to the prior year quarter, reflecting the benefit of the new stores, mostly offset by the unfavorable impact of currency translation and negative comparable stores sales.

Net royalty revenue from licensing operations decreased by $1.4 million, or 6.0%, to $22.1 million for the three months ended May 2, 2009, from $23.5 million for the three months ended May 3, 2008. This decrease was driven by lower royalties from watch product sales, partially offset by modest growth in some of our other major product categories.

GROSS PROFIT. Gross profit decreased by $43.7 million, or 19.8%, to $177.5 million for the three months ended May 2, 2009, from $221.2 million for the three months ended May 3, 2008. The decrease in gross profit primarily resulted from the following:

•                 Gross profit for the retail segment decreased by $7.2 million, or 9.5%, to $68.2 million for the three months ended May 2, 2009, from $75.4 million in the prior year period. The overall decline in sales, including the unfavorable translation impact of currency fluctuations, the higher occupancy costs associated with the increased store count and lower product margin were the main drivers of the decrease in gross profit.

•                 Gross profit for the wholesale segment decreased by $6.5 million, or 24.5%, to $20.0 million for the three months ended May 2, 2009, from $26.5 million in the prior year period. The decrease in gross profit was primarily due to the decline in sales and the lower product margins in our North American wholesale business and the unfavorable impact of currency translation on our South Korean business due to the stronger U.S. dollar compared to the Korean Won.

•                 Gross profit for the European segment decreased by $28.6 million, or 29.9%, to $67.3 million for the three months ended May 2, 2009, from $95.9 million in the prior year period. The lower gross profit resulted from lower sales due to the shift of wholesale shipments into an earlier quarter and the unfavorable impact of the stronger U.S. dollar on both the translation of the segment gross profit into U.S. dollars and lower product margins for those products purchased in U.S. dollars.

•                 Gross profit for the licensing segment decreased by $1.4 million, or 6.0%, to $22.1 million for the three months ended May 2, 2009, from $23.5 million in the prior year period.

Gross margin decreased 500 basis points to 40.2% for the three months ended May 2, 2009, from 45.2% for the three months ended May 3, 2008. The decline was attributable to lower product margins in our European, retail and wholesale segments and occupancy deleverage in our retail and European segments.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased by $15.8 million, or 10.9%, to $129.5 million for the three months ended May 2, 2009, from $145.3 million for the three months ended May 3, 2008. The decrease was primarily driven by the favorable impact of the strengthening U.S. dollar when translating foreign denominated SG&A expenses into U.S. dollars, cost reductions in marketing and advertising spending and lower volume related expenses. The cost savings initiatives focused on maintaining tight controls over our operating and overhead expenses and focusing our advertising and marketing efforts primarily on promotional events during peak periods. Accordingly, the Company was able to reduce the SG&A rate by 40 basis points to 29.3% for the three months ended May 2, 2009, compared to 29.7% for the three months ended May 3, 2008.

EARNINGS FROM OPERATIONS. Earnings from operations decreased by $27.9 million, or 36.7%, to $48.0 million for the three months ended May 2, 2009, compared with earnings from operations of $75.9 million for the three months ended May 3, 2008. The decrease in earnings from operations primarily resulted from the following:

•                 Earnings from operations for the retail segment decreased by $4.8 million to $18.0 million for the three months ended May 2, 2009, compared to $22.8 million for the three months ended May 3, 2008. The drivers discussed above that negatively impacted retail revenues and gross profit, partially offset by lower operating and marketing expenses, resulted in the lower earnings from operations. In addition, currency translation fluctuations unfavorably impacted earnings from operations in our retail segment by $1.4 million relating to our Canadian retail stores.

•                 Earnings from operations for the wholesale segment decreased by $5.2 million to $7.4 million for the three months ended May 2, 2009, compared to $12.6 million for the three months ended May 3, 2008. The decrease was driven by lower revenues and product margins in our North American wholesale business. In addition, currency translation fluctuations, related to both our Canadian and South Korean operations, unfavorably impacted earnings from operations in our wholesale segment by $1.5 million.

•                 Earnings from operations for the European segment decreased $16.9 million to $23.1 million for the three months ended May 2, 2009, compared to $40.0 million for the three months ended May 3, 2008. The decrease was primarily due to the lower earnings resulting from timing of wholesale shipments and lower product margins. In addition, currency translation fluctuations unfavorably impacted earnings from operations in our European segment by $3.4 million. These factors were partially offset by lower SG&A expenses due to better expense management.

•                 Earnings from operations for the licensing segment decreased by $1.2 million to $19.0 million for the three months ended May 2, 2009, compared to $20.2 million for the three months ended May 3, 2008. The decrease was the result of the lower royalty revenues discussed above.

•                 Unallocated corporate overhead was slightly down at $19.5 million for the three months ended May 2, 2009, compared to $19.7 million for the three months ended May 3, 2008.

Operating margin declined 460 basis points to 10.9% for the three months ended May 2, 2009 compared to 15.5% for the three months ended May 3, 2008. The lower gross margin, partially offset by the lower SG&A rate contributed to the operating margin decline.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense decreased to $0.6 million for the three months ended May 2, 2009, compared to $1.0 million for the three months ended May 3, 2008. The decrease was driven by lower average interest rates partially offset by higher average debt balances outstanding during the quarter. Total debt at May 2, 2009 was $45.0 million, and was comprised of $28.6 million of short-term bank debt from our European operations and $16.4 million of capital lease obligations relating to one of our Italian facilities. The average debt balance for the three months ended May 2, 2009 was $98.9 million, versus an average debt balance of $61.7 million for the three months ended May 3, 2008. Interest income decreased to $0.7 million for the three months ended May 2, 2009, compared to $1.5 million for the three months ended May 3, 2008, due to lower interest rates on the invested cash partially offset by higher average invested cash balances.

OTHER INCOME, NET. Other income, net, was $1.3 million for the three months ended May 2, 2009, compared to other expense, net, of $0.9 million for the three months ended May 3, 2008. Other income, net in the three months ended May 2, 2009 primarily consisted of income related to mark-to-market gains on insurance policy investments, partially offset by mark-to-market losses related to the revaluation of foreign currency forward contracts and other foreign currency transactions.

INCOME TAXES. Income tax expense for the three months ended May 2, 2009 was $16.3 million, resulting in a 33.0% effective tax rate for the period. This compared to income tax expense of $27.2 million, resulting in a 36.0% effective tax rate for the three months ended May 3, 2008. Generally, income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The lower tax rate in the current quarter was due to a higher estimated proportion of annual earnings in lower tax jurisdictions.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the three months ended May 2, 2009 was relatively flat at $0.6 million, net of taxes, as compared to $0.5 million, net of taxes, for the three months ended May 3, 2008.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. decreased by $15.3 million, or 31.9%, to $32.5 million for the three months ended May 2, 2009, from $47.8 million for the three months ended May 3, 2008. Diluted earnings per share decreased to $0.35 per share for the three months ended May 2, 2009 compared to $0.50 per share for the three months ended May 3, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We need liquidity primarily to fund our working capital in Europe, the expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the three months ended May 2, 2009, the Company relied on trade credit, available cash, short-term borrowings from our European bank facilities, real estate leases, and internally generated funds to finance our operations and expansion. The Company anticipates that it will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and dividend payments to stockholders, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe, as described below under “- Credit Facilities.” As of May 2, 2009, the Company had cash and cash equivalents of $312.6 million. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in four diversified money market funds. The funds, which are all AAA rated by national credit rating agencies, are generally comprised of high-quality, liquid investments. As of May 2, 2009, we do not have any exposure to auction-rate security investments in these funds. Please see “- Important Notice Regarding Forward-Looking Statements” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

The Company has presented below the cash flow performance comparison of the three months ended May 2, 2009 versus the three months ended May 3, 2008.

Operating Activities

Net cash provided by operating activities was $43.1 million for the three months ended May 2, 2009 compared to $2.5 million for the three months ended May 3, 2008, or an improvement of $40.6 million. The increase was primarily due to the favorable impact of working capital changes on operating cash flows as a result of the lower growth in accounts receivable and inventory during the current quarter ended May 2, 2009 compared to the growth in the comparable prior year quarter. The increase was partially offset by the decrease in net earnings attributable to Guess?, Inc. of $15.2 million when comparing the three months ended May 2, 2009 to the prior year period.

At May 2, 2009, the Company had working capital (including cash and cash equivalents) of $579.0 million compared to $558.3 million at January 31, 2009 and $474.4 million at May 3, 2008. The Company’s primary working capital needs are for inventory and accounts receivable. Accounts receivable at May 2, 2009 amounted to $277.4 million, down $38.2 million, compared to $315.6 million at May 3, 2008.  Fluctuations in currency rates resulted in a $36.9 million decrease to the trade accounts receivable balance at May 2, 2009 compared to the prior year quarter end. Approximately $157.7 million of our European, Canadian and U.S. receivables, or 57% of the $277.4 million in accounts receivable at May 2, 2009, were insured for collection purposes or subject to certain bank guarantees. Inventory at May 2, 2009 amounted to $203.4 million compared to $202.8 million at May 3, 2008. The increase in inventory balances in Europe compared to the prior year was offset by lower inventory balances in North America and Asia compared to the prior year. The inventory balance at May 2, 2009 includes a negative translation impact of approximately $18.1 million due to currency fluctuations compared to the prior year quarter end.

Investing Activities

Net cash used in investing activities decreased to $18.3 million for the three months ended May 2, 2009, compared to $26.6 million for the three months ended May 3, 2008. Cash used in investing activities relates primarily to capital expenditures incurred on new store openings and existing store remodeling programs in the U.S. and Canada, expansion in Europe and Asia, improvements to headquarter buildings, investments in information systems and other enhancements. During the three months ended May 2, 2009, the Company opened six new stores in the U.S. and Canada compared to 19 new stores that were opened in the comparable prior year period. In addition, the lower cash used in investing activities for the three months ended May 2, 2009, compared to the prior year period can also be attributed to the favorable net cash settlement of forward contracts during the current period whereas the Company realized an unfavorable net cash settlement loss in the prior year.

Financing Activities

Net cash used in financing activities was $7.6 million for the three months ended May 2, 2009, compared to net cash provided by financing activities of $7.6 million for the three months ended May 3, 2008. The increase in net cash used in financing activities in the current period compared to the prior year period was primarily due to the repurchase of shares of the Company’s common stock under the 2008 Share Repurchase Program and lower net borrowings during the three months ended May 2, 2009.

Dividend Policy

On March 17, 2009, the Company announced a quarterly cash dividend of $0.10 per share on the Company’s common stock. The cash dividend was paid on April 17, 2009 to stockholders of record as of the close of business on April 1, 2009.

On June 4, 2009, the Company announced a quarterly cash dividend of $0.10 per share on the Company’s common stock. The cash dividend will be paid on July 2, 2009 to stockholders of record as of the close of business on June 17, 2009.

Capital Expenditures

Gross capital expenditures totaled $18.5 million, before deducting lease incentives of $1.8 million, for the three months ended May 2, 2009. This compares to gross capital expenditures of $20.3 million, before deducting lease incentives of $2.0 million, for the three months ended May 3, 2008. The Company’s capital expenditures for the full fiscal year 2010 are primarily for retail store expansion of approximately 15 stores in the U.S. and Canada, store remodeling programs, expansion in Europe and Asia, investments in information systems and other infrastructure improvements. In addition, the Company has identified some new store opportunities in North America and Europe. Depending on how the discussions proceed on these new store opportunities, our capital expenditures for fiscal 2010 could reach approximately $96 million (before deducting estimated lease incentives of approximately $6 million).

In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. At May 2, 2009, the Company had $24.5 million in outstanding standby letters of credit, $4.3 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.  During the three month period ended May 2, 2009, the Company drew down approximately $40 million under the Credit Facility which was repaid in full prior to the quarter end.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $222.1 million, limited primarily by accounts receivable balances at the time of borrowing, except for one borrowing agreement which is partially secured by a $10.0 million standby letter of credit issued under the Company’s Credit Facility. Based on the applicable accounts receivable balances at May 2, 2009 and the standby letter of credit, the Company could have borrowed up to approximately $212.0 million under these agreements. However, the Company’s ability to borrow outside the Credit Facility through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At May 2, 2009, the Company had $28.6 million of outstanding borrowings and $9.9 million in outstanding documentary letters of credit under these agreements. The agreements are primarily denominated in Euros, have no financial ratio covenants and provide for annual interest rates ranging from 1.3% to 6.1%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At May 2, 2009, the capital lease obligation was $16.4 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument resulting in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of May 2, 2009 was approximately $0.8 million.

From time-to-time the Company obtains other short term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock (the “2008 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the three months ended May 2, 2009, the Company repurchased 407,600 shares under the 2008 Share Repurchase Program at an aggregate cost of approximately $5.3 million.

INFLATION

The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability.

SEASONALITY

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. Due to the seasonality of the business, the results for any particular quarter may not be indicative of results for the full year. U.S. retail operations are generally stronger from July through December, and U.S. wholesale operations generally experience stronger performance from July through November. The European operations are largely wholesale driven and have historically operated with two primary selling seasons. The Spring/Summer season primarily ships in January, February and March and the Fall/Winter season primarily ships in July, August and September. The remaining months of the year are relatively smaller shipping months in Europe. The Company’s goal is to reduce these seasonal effects in Europe by offering a pre-collection assortment for apparel and also shipping product to customers more evenly throughout the year which would also allow the Company to benefit from reorders later in each season.

WHOLESALE BACKLOG

The backlog of wholesale orders at any given time is affected by various factors, including the seasonal effects discussed above and management’s initiatives to reduce these seasonal effects, cancellations of orders, the scheduling of market weeks and manufacturing and shipment of products. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Europe Backlog

As of May 26, 2009, the European operations backlog was approximately €222.7 million, compared to €206.4 million at May 27, 2008, an increase of 7.9%. The backlog as of May 26, 2009, comprised sales orders primarily for our Fall/Winter 2009 season. As discussed above, these orders are subject to cancellation and may not be indicative of eventual actual shipments. In addition, the timing of receipt of orders from our customers may impact the amount of orders booked in the backlog at a particular point in time.

U.S. Backlog

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 72 hours. The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to our customers’ stores. Our U.S. wholesale backlog as of June 6, 2009, consisting primarily of orders for fashion apparel, was approximately $50.1 million, compared to $61.6 million at June 7, 2008, or down 18.7%.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 31, 2009 filed with the SEC on March 31, 2009. There have been no significant changes to our critical accounting policies during the three months ended May 2, 2009.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Adopted

In February 2008, the FASB issued FSP 157-1 and FSP 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 relates to the measurement of fair value for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FSP 157-2 effective February 1, 2009 for all nonfinancial assets and liabilities as required. Refer to Note 13 to the Company’s Condensed Consolidated Financial Statements for additional information. The adoption of FSP 157-2 did not have a material impact on the Company’s financial position or results of operations for the three months ended May 2, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which replaces FASB Statement 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The Company adopted SFAS 141R on February 1, 2009 and will apply the provisions of the statement to all future acquisitions from such date.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Accounting for Noncontrolling Interests,” which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. The Company adopted SFAS 160 on February 1, 2009. Refer to Note 3 to the Company’s Condensed Consolidated Financial Statements for further information. The provisions of SFAS 160 have been applied prospectively with the exception of reclassifying noncontrolling interests to equity in the Company’s consolidated balance sheets and recasting consolidated net earnings to include net earnings prior to fiscal 2010 attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. The Company adopted SFAS 161 on February 1, 2009 and has included the expanded disclosures in Note 14 to the Company’s Condensed Consolidated Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. FSP EITF 03-6-1 also requires retrospective application to all periods presented. The Company adopted FSP EITF 03-6-1 on February 1, 2009 and applied it retrospectively to all periods presented. Refer to Note 2 to the Company’s Condensed Consolidated Financial Statements. The adoption of FSP EITF 03-6-1 resulted in a reduction in diluted earnings per common share of approximately $0.01 for each of the three months ended May 2, 2009 and May 3, 2008.

Recent Accounting Pronouncements Issued

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB 28-1 (“FSP 107-1”),”Interim Disclosures about Fair Value of Financial Instruments.”  FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 25, 2009. The Company will adopt FSP 107-1 in the second quarter of fiscal 2010 and include the required disclosures in its consolidated financial statements in interim reporting periods.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim reporting periods ending after June 15, 2009. The Company will adopt SFAS 165 in the second quarter of fiscal 2010.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

EXCHANGE RATE RISK

Roughly half of the product sales and licensing revenue recorded for the three months ended May 2, 2009 were denominated in United States dollars. The Company’s primary exchange rate fluctuation risk relates to its operations in Canada, Europe and South Korea. Changes in currencies affect our earnings in various ways.  For further discussion on currency related risk, please refer to our risk factors under “Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British Pounds or Swiss Francs and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their local functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British Pound intercompany liabilities  Fluctuations in exchange rates can result in an impact to earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates.  The Company enters into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on certain foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

Forward Contracts Designated as Cash Flow Hedges

During the three months ended May 2, 2009, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$8.0 million and US$6.3 million, respectively, to hedge forecasted merchandise purchases that were designated as cash flow hedges at May 2, 2009.  As of May 2, 2009, the Company had forward contracts outstanding for its European and Canadian operations of US$26.0 million and US$34.5 million, respectively, that are expected to mature over the next nine months and Swiss Franc-Euro forward contracts outstanding for its European operations of CHF13.5 million that are expected to mature over the next nine months. The Company’s derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. The U.S. dollar forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of the U.S. dollar forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. The Swiss Franc forward contracts are used to hedge certain anticipated Swiss operating expenses over specific months. Changes in the fair value of the Swiss Franc forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in SG&A in the period which approximates the time the expenses are incurred.

As of May 2, 2009, accumulated other comprehensive income included an unrealized gain of approximately US$5.5 million, net of tax, that will be recognized as a reduction to cost of goods sold or SG&A over the following 12 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At May 2, 2009, the unrealized net gain of the remaining open forward contracts recorded in current assets in the consolidated balance sheet was approximately US$4.1 million. The ineffective portion was immaterial during the three months ended May 2, 2009 and was recorded in net earnings and is included in interest income/expense.

At January 31, 2009, the Company had forward contracts outstanding for its European and Canadian operations of US$21.0 million and US$38.5 million, respectively, and Swiss Franc-Euro forward contracts outstanding for its European operations of CHF18.0 million. At January 31, 2009, the unrealized net gain of these open forward contracts recorded in current assets in the consolidated balance sheet was approximately US$8.1 million.

Foreign Currency Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes.  Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.  For the three months ended May 2, 2009, the Company recorded a net loss of US$3.6 million for the Canadian dollar, Euro, British Pound and Swiss Franc foreign currency contracts, which has been included in other income and expense.  At May 2, 2009, the Company had Canadian dollar foreign currency contracts to purchase US$35.5 million expected to mature over the next 9 months; Euro foreign currency contracts to purchase US$70.0 million expected to mature over the next 9 months; Euro foreign currency contracts to purchase CHF4.3 million expected to mature over the next 9 months and Euro foreign currency contracts to purchase GBP7.1 million expected to mature over the next 12 months.  At May 2, 2009, the net unrealized gains of these Canadian dollar, Euro, Swiss Franc and British Pound forward contracts recorded on the condensed consolidated balance sheet were approximately US$4.7 million.

At January 31, 2009, the Company had Canadian dollar foreign currency contracts to purchase US$36.5 million, Euro foreign currency contracts to purchase US$104.0 million and Swiss Franc foreign currency contracts to purchase CHF5.3 million. At January 31, 2009, the net unrealized gains of these Canadian dollar, Euro and Swiss Franc forward contracts recorded in current assets in the Company’s consolidated balance sheet were approximately US$13.7 million.

Sensitivity Analysis

At May 2, 2009, a sensitivity analysis of changes in our foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$165.9 million, the fair value of the instruments would have decreased by US$18.4 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by US$15.1 million. Any resulting changes in the fair value of the hedged instruments would have been partially offset by changes in the fair value of certain balance sheet positions impacted by the change in the foreign currency rate.

INTEREST RATE RISK

At May 2, 2009, approximately 36.4% of the Company’s indebtedness related to a capital lease obligation which is covered by an interest rate swap agreement resulting in a swap fixed interest rate of 3.55% over the life of the lease obligation. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest rate swap increased other expense, net by $0.4 million during the three months ended May 2, 2009. Substantially all of the Company’s remaining indebtedness, principally consisting of short-term borrowings under the short-term European borrowing agreements, are at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in applicable interest rates would have increased interest expense for the three months ended May 2, 2009 by approximately $0.2 million.

At May 2, 2009, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There was no change in our internal control over financial reporting during the first quarter of the fiscal year ending January 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Litigation

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian subsidiary, Maco Apparel S.p.A. (“Maco”), in Florence, Italy, which was acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004, 2005 and 2006 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities’ assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The Customs Authorities have filed several claims which are heard independently within various sections of the Florence Provincial Tax Commission. Each claim represents a portion of the period under review. The first hearings with the Florence Provincial Tax Commission commenced on October 29, 2007. Judgments for a number of the claims have been received that were favorable to the Company on certain aspects of the claims and unfavorable on other aspects of the claims. The Company intends to appeal the unfavorable aspects of the judgments. Based on a request by a judge from the Florence Provincial Tax Commission, the Company and the Customs Authorities are exploring the possibility of an out of court settlement. While the Company continues to believe in the strength of its position, the Company recorded an accrual in the fourth quarter of fiscal year 2009 based on the settlement negotiations. Both the amount of the accrual and the possible risk of loss in excess of the accrual are not considered by the Company to be material to its financial results or financial position.

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and Guess Italia, S.r.l. asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, unspecified compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed in the Court of Milan, Italy. The Company plans to defend the allegations vigorously. The Company believes that it is too early to predict the outcome of this action or whether the outcome will have any impact on the Company’s financial condition or results of operations.

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. No material amounts were accrued as of May 2, 2009 related to any of the Company’s legal proceedings.

ITEM 1A.  Risk Factors.

There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009, filed with the SEC on March 31, 2009.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Items (a) and (b) are not applicable.

Item (c). Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
February 1, 2009 to February 28, 2009
Repurchase program(1)	—	—	—	$139,539,549
Employee transactions(2)	1,007	$16.96	—	—
March 1, 2009 to April 4, 2009
Repurchase program(1)	407,600	$13.00	407,600	$134,241,107
Employee transactions(2)	185	$13.53	—	—
April 5, 2009 to May 2, 2009
Repurchase program(1)	—	—	—	$134,241,107
Employee transactions(2)	3,962	$22.03	—	—
Total
Repurchase program(1)	407,600	$13.00	407,600
Employee transactions(2)	5,154	$20.73	—

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

Guess?, Inc.

Date: June 10, 2009	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President and Chief Operating Officer

Date: June 10, 2009	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer (Principal Financial Officer)