Form 10-Q
period 2009-08-01
GUESS INC
filed 2009-09-10
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

As of September 4, 2009, the registrant had 92,137,766 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Aug. 1, 2009	Jan. 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$329,707	$294,118
Accounts receivable, net	297,031	262,349
Inventories	258,612	239,675
Prepaid expenses and other current assets	52,666	70,769
Deferred tax assets	29,862	27,278
Total current assets	967,878	894,189
Property and equipment, net	249,147	221,416
Goodwill	31,703	27,102
Other intangible assets, net	16,893	16,145
Long-term deferred tax assets	51,215	49,689
Other assets	45,970	38,025
	$1,362,806	$1,246,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of borrowings and capital lease obligations	$2,968	$24,018
Accounts payable	203,174	192,168
Accrued expenses	125,983	119,698
Total current liabilities	332,125	335,884
Borrowings and capital lease obligations	15,394	14,586
Deferred rent and lease incentives	58,787	52,563
Other long-term liabilities	59,770	58,029
	466,076	461,062
Commitments and contingencies (Note 11)

Redeemable noncontrolling interests	12,865	10,050

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 135,908,996 and 135,826,959 shares, outstanding 92,058,928 and 92,329,419 shares, at August 1, 2009 and January 31, 2009, respectively	920	923
Paid-in capital	294,585	282,220
Retained earnings	792,017	718,368
Accumulated other comprehensive income (loss)	8,907	(16,421)
Treasury stock, 43,850,068 and 43,497,540 shares at August 1, 2009 and January 31, 2009, respectively	(217,125)	(212,089)
Guess?, Inc. stockholders’ equity	879,304	773,001
Noncontrolling interests	4,561	2,453
Total stockholders’ equity	883,865	775,454
	$1,362,806	$1,246,566

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	Aug. 1, 2009	Aug. 2, 2008	Aug. 1, 2009	Aug. 2, 2008
Net revenue:
Product sales	$500,364	$488,956	$919,491	$954,691
Net royalties	22,059	26,216	44,133	49,701
	522,423	515,172	963,624	1,004,392
Cost of product sales	290,646	283,017	554,344	550,998
Gross profit	231,777	232,155	409,280	453,394

Selling, general and administrative expenses	140,663	147,145	270,132	292,459
Earnings from operations	91,114	85,010	139,148	160,935

Other income (expense):
Interest expense	(339)	(799)	(945)	(1,824)
Interest income	447	1,553	1,184	3,086
Other income (expense), net	(1,339)	(724)	(73)	(1,632)
	(1,231)	30	166	(370)

Earnings before income tax expense	89,883	85,040	139,314	160,565

Income tax expense	29,662	30,616	45,974	57,805
Net earnings	60,221	54,424	93,340	102,760

Net earnings attributable to noncontrolling interests	661	592	1,238	1,127
Net earnings attributable to Guess?, Inc.	$59,560	$53,832	$92,102	$101,633

Earnings per common share attributable to common stockholders (Note 2):
Basic	$0.65	$0.57	$1.00	$1.07
Diluted	$0.64	$0.56	$0.99	$1.07

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	90,724	93,008	90,678	92,979
Diluted	91,381	93,763	91,253	93,784

Dividends declared per common share	$0.10	$0.08	$0.20	$0.16

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	Aug. 1, 2009	Aug. 2, 2008	Aug. 1, 2009	Aug. 2, 2008
Net earnings	$60,221	$54,424	$93,340	$102,760

Foreign currency translation adjustment	23,725	1,210	34,698	6,676

Unrealized (loss) gain on hedges, net of tax effect	(5,637)	856	(8,937)	2,185

Unrealized (loss) gain on investments, net of tax effect	(120)	(73)	60	(109)

SERP prior service cost and actuarial valuation loss amortization, net of tax effect	292	427	576	854

Comprehensive income	78,481	56,844	119,737	112,366

Comprehensive income attributable to noncontrolling interests	1,366	763	2,307	1,580

Comprehensive income attributable to Guess?, Inc.	$77,115	$56,081	$117,430	$110,786

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended
	Aug. 1, 2009	Aug. 2, 2008

Cash flows from operating activities:
Net earnings	$93,340	$102,760
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	26,820	25,480
Amortization of intangible assets	3,715	3,898
Share-based compensation expense	13,036	10,927
Forward contract losses	7,407	5,639
Net loss on disposition of long-term assets and property and equipment	810	3,008
Other items, net	3,526	363
Changes in operating assets and liabilities:
Accounts receivable	(9,611)	(38,001)
Inventories	(1,675)	(24,845)
Prepaid expenses and other assets	(1,254)	(20,809)
Accounts payable and accrued expenses	(21,045)	41,431
Deferred rent and lease incentives	6,224	4,604
Other long-term liabilities	(663)	1,726
Net cash provided by operating activities	120,630	116,181
Cash flows from investing activities:
Purchases of property and equipment	(42,028)	(50,310)
Proceeds from dispositions of long-term assets and property and equipment	474	—
Acquisition of businesses, net of cash acquired	549	—
Net cash settlement of forward contracts	3,313	(4,059)
Purchases of long-term investments	(5,639)	(5,701)
Net cash used in investing activities	(43,331)	(60,070)
Cash flows from financing activities:
Certain short-term borrowings, net	(22,161)	6,211
Proceeds from borrowings	40,000	—
Repayment of borrowings and capital lease obligation	(40,815)	(2,296)
Dividends paid	(18,453)	(15,165)
Noncontrolling interest capital contributions	650	1,005
Noncontrolling interest capital distributions	(1,202)	—
Issuance of common stock, net of nonvested award repurchases	825	(95)
Excess tax benefits from share-based compensation	57	4,628
Purchase of treasury stock	(5,309)	(33,051)
Net cash used in financing activities	(46,408)	(38,763)
Effect of exchange rates on cash and cash equivalents	4,698	1,538
Net increase in cash and cash equivalents	35,589	18,886
Cash and cash equivalents at beginning of period	294,118	275,595
Cash and cash equivalents at end of period	$329,707	$294,481

Supplemental cash flow data:
Interest paid	$1,184	$1,608
Income taxes paid	$45,586	$37,035

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 1, 2009

(unaudited)

(1)           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of August 1, 2009 and January 31, 2009, and the condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three and six months ended August 1, 2009 and August 2, 2008, and the condensed consolidated statements of cash flows for the six months ended August 1, 2009 and August 2, 2008.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended August 1, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

The Company has made certain reclassifications to the prior year’s consolidated financial statements to conform to classifications in the current year. These reclassifications, none of which are material, had no impact on previously reported results of operations. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160 (“SFAS 160”), “Accounting for Noncontrolling Interests,” in the first quarter ended May 2, 2009. SFAS 160, in conjunction with Emerging Issues Task Force D-98 (“EITF D-98”), “Classification and Measurement of Redeemable Securities,” requires that redeemable noncontrolling interests be reclassified outside of permanent equity as a component of mezzanine instruments. The Company has restated the opening balance sheet as of January 31, 2009 to reflect the reclassification of $10.1 million to redeemable noncontrolling interests.

The three and six month periods ended August 1, 2009 had the same number of days as the three and six month periods ended August 2, 2008.

Recent Accounting Pronouncements Adopted

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Positions (“FSP”) SFAS No. 157-1 (“FSP 157-1”) and FSP SFAS No. 157-2 (“FSP 157-2”). FSP 157-1 amends SFAS 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP 157-2 relates to the measurement of fair value for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FSP 157-2 effective February 1, 2009 for all nonfinancial assets and liabilities as required. Refer to Note 13 for additional information. The adoption of FSP 157-2 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which replaces FASB Statement 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The Company adopted SFAS 141R on February 1, 2009 and has applied the provisions of the statement to all acquisitions from such date.

In December 2007, the FASB issued SFAS 160, which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. The Company adopted SFAS 160 on February 1, 2009. Refer to Note 3 for further information. The provisions of SFAS 160 have been applied prospectively with the exception of reclassifying nonredeemable noncontrolling interests to equity in the Company’s consolidated balance sheets and recasting consolidated net earnings to include net earnings prior to fiscal 2010 attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.

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

In June 2008, the FASB Emerging Issues Task Force (“EITF”) issued FSP No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. FSP EITF 03-6-1 also requires retrospective application to all periods presented. The Company adopted FSP EITF 03-6-1 on February 1, 2009 and applied it retrospectively to all periods presented. Refer to Note 2. The adoption of FSP EITF 03-6-1 resulted in a reduction in diluted earnings per common share of approximately $0.02 for the six months ended August 1, 2009 and approximately $0.01 for the six months ended August 2, 2008.

In April 2009, the FASB issued FASB Staff Position FAS No. 115-2 and FAS No. 124-2 (“FSP 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments,” to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. FSP 115-2 is effective for interim reporting periods ending after June 15, 2009.  The Company adopted FSP 115-2 during the second quarter of fiscal 2010.  The adoption of the provisions of FSP 115-2 did not have a material impact on the Company’s financial position or results of operations.  See additional disclosure at Note 13.

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB 28-1 (“FSP 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP 107-1 during the second quarter of fiscal 2010.  The adoption of the provisions of FSP 107-1 did not have a material impact on the Company’s financial position or results of operations.  See additional disclosure at Note 13.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim reporting periods ending after June 15, 2009. The Company adopted SFAS 165 during the second quarter of fiscal 2010.  In accordance with SFAS 165, the Company evaluates subsequent events through the date its financial statements are issued.  See Note 15 for additional information.

Recent Accounting Pronouncements Issued

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  Upon adoption, the FASB Accounting Standards Codification (“ASC”) established by SFAS 168 will become the source of authoritative generally accepted accounting principles in the United States, and will supersede all then-existing non-SEC accounting and reporting standards. The Codification will be effective for interim and annual periods ending after September 15, 2009.  The Company will adopt SFAS 168 in the third quarter of fiscal 2010. The Company does not expect SFAS 168 to have a material impact on its financial position or results of operations.

(2)           Earnings Per Share

Basic earnings per share represents net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represent net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards are excluded from the dilutive impact of common equivalent shares outstanding in accordance with FASB SFAS No. 128, “Earnings per Share,” and FSP EITF 03-6-1 under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities.  Under the two-class method, earnings attributable to nonvested restricted stockholders are excluded from net earnings attributable to common stockholders for purposes of calculating basic and diluted earnings per common share.

The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands):

	Three Months Ended		Six Months Ended
	Aug. 1, 2009	Aug. 2, 2008	Aug. 1, 2009	Aug. 2, 2008
Net earnings attributable to Guess?, Inc.	$59,560	$53,832	$92,102	$101,633
Net earnings attributable to nonvested restricted stockholders	840	982	1,402	1,742
Net earnings attributable to common stockholders	$58,720	$52,850	$90,700	$99,891

Weighted average shares used in basic computations	90,724	93,008	90,678	92,979
Effect of dilutive securities:
Stock options and restricted stock units	657	755	575	805
Weighted average shares used in diluted computations	91,381	93,763	91,253	93,784

Net earnings per common share attributable to common stockholders:
Basic	$0.65	$0.57	$1.00	$1.07
Diluted	$0.64	$0.56	$0.99	$1.07

For the three months ended August 1, 2009 and August 2, 2008, equity awards granted for 1,851,635 and 749,823, respectively, of the Company’s common shares and for the six months ended August 1, 2009 and August 2, 2008, equity awards granted for 1,552,090 and 642,722, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

In addition to the nonvested restricted stock awards (participating securities) discussed above, the Company also excluded 563,400 nonvested stock options granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to certain performance-based annual vesting conditions which had not been achieved by August 1, 2009.

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock (the “2008 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the six months ended August 1, 2009, the Company repurchased 407,600 shares under the 2008 Share Repurchase Program at an aggregate cost of $5.3 million.  All such share repurchases were made during the three months ended May 2, 2009.

(3)           Stockholders’ Equity

A reconciliation of the total carrying amount of total stockholders’ equity, stockholders’ equity attributable to Guess?, Inc. and stockholders’ equity attributable to noncontrolling interests for the six months ended August 1, 2009 is as follows (in thousands):

	Comprehensive Income (Loss)	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total
Balances at January 31, 2009		$773,001	$2,453	$775,454
Issuance of common stock under stock compensation plans, net of tax effect		(1,060)	—	(1,060)
Issuance of stock under ESPP		768	—	768
Stock based compensation		13,036	—	13,036
Dividends		(18,453)	—	(18,453)
Purchase of treasury stock		(5,309)	—	(5,309)
Noncontrolling interest capital contribution		—	1,003	1,003
Noncontrolling interest capital distribution		(109)	(1,202)	(1,311)
Comprehensive income (loss):
Net earnings	$93,340	92,102	1,238	93,340
Foreign currency translation adjustment (a)	34,698	33,629	1,069	34,698
Unrealized loss on hedges, net of income tax of $2,585 (b)	(8,937)	(8,937)	—	(8,937)
Unrealized gain on investments, net of income tax of $30 (b)	60	60	—	60
SERP prior service cost and actuarial valuation loss amortization, net of income tax of $295 (b)	576	576	—	576
Total comprehensive income (c)	$119,737
Balances at August 1, 2009		$879,304	$4,561	$883,865

(a) The gain of $34.7 million related to foreign currency translation adjustments for the six months ended August 1, 2009 reflects the impact of the strengthening of certain foreign currencies relative to the U.S. dollar during that period.  As of August 1, 2009, approximately 51% of the Company’s assets were denominated in currencies other than the U.S. dollar.

(b) The consolidated statements of comprehensive income are presented net of taxes.  The income tax expense on unrealized gain on hedges, unrealized loss on investments and SERP prior service cost and actuarial valuation loss amortization were $1.1 million, $0.1 million and $0.5 million, respectively, for the six months ended August 2, 2008.

(c) Total comprehensive income consists of net earnings, Supplemental Executive Retirement Plan (“SERP”) related prior service cost and actuarial valuation loss amortization, unrealized gains or losses on investments available for sale, foreign currency translation adjustments and the effective portion of the change in the fair value of cash flow hedges.

(4)           Accounts Receivable

Accounts receivable consists of trade receivables primarily relating to the Company’s wholesale businesses in Europe, North America and Asia. The Company provided for allowances relating to these receivables of $24.9 million and $21.3 million at August 1, 2009 and January 31, 2009, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $16.0 million and $20.7 million at August 1, 2009 and January 31, 2009, respectively, for which the Company recorded an allowance for doubtful accounts of $0.5 million at both August 1, 2009 and January 31, 2009.  The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)           Inventories

Inventories consist of the following (in thousands):

	Aug. 1, 2009	Jan. 31, 2009
Raw materials	$10,862	$8,615
Work in progress	2,310	2,286
Finished goods	245,440	228,774
	$258,612	$239,675

As of August 1, 2009 and January 31, 2009, inventories had been written down to the lower of cost or market by $22.1 million and $20.0 million, respectively.

(6)           Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year.  The Company’s effective income tax rate decreased to 33.0% for the six months ended August 1, 2009 from 36.0% in the six months ended August 2, 2008 primarily due to a higher estimated proportion of annual earnings in lower tax jurisdictions.

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

Net revenue and earnings from operations are summarized as follows for the three and six months ended August 1, 2009 and August 2, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	Aug. 1, 2009	Aug. 2, 2008	Aug. 1, 2009	Aug. 2, 2008
Net revenue:
Retail operations	$227,460	$242,360	$435,020	$454,297
Wholesale operations	62,745	72,363	128,614	147,497
European operations	210,159	174,233	355,857	352,897
Licensing operations	22,059	26,216	44,133	49,701
	$522,423	$515,172	$963,624	$1,004,392

Earnings (loss) from operations:
Retail operations	$30,208	$30,136	$48,215	$52,980
Wholesale operations	9,892	10,791	17,314	23,345
European operations	52,293	40,126	75,432	80,087
Licensing operations	18,672	22,530	37,687	42,777
Corporate overhead	(19,951)	(18,573)	(39,500)	(38,254)
	$91,114	$85,010	$139,148	$160,935

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(8)           Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	Aug. 1, 2009	Jan. 31, 2009
Short-term borrowings with European banks	$389	$22,304
European capital lease, maturing quarterly through 2016	17,069	16,300
Other	904	—
	18,362	38,604
Less current installments	2,968	24,018
Long-term borrowings and capital lease obligations	$15,394	$14,586

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. At August 1, 2009, the Company had $12.7 million in outstanding standby letters of credit, $0.4 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $225.5 million, limited primarily by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at August 1, 2009, the Company could have borrowed up to approximately $215.2 million under these agreements. However, the Company’s ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At August 1, 2009, the Company had $0.4 million of outstanding borrowings and $5.2 million in outstanding documentary letters of credit under these agreements. The agreements are primarily denominated in Euros and provide for annual interest rates ranging from 1.5% to 3.5%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings.  With the exception of one facility for $21.4 million that has a minimum net equity requirement, there are no other financial ratio covenants.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At August 1, 2009, the capital lease obligation was $17.1 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that results in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of August 1, 2009 was approximately $0.7 million.

From time-to-time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

(9)           Share-Based Compensation

The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and six months ended August 1, 2009 and August 2, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	Aug. 1, 2009	Aug. 2, 2008	Aug. 1, 2009	Aug. 2, 2008
Stock options	$2,076	$1,481	$3,623	$2,747
Nonvested stock awards/units	4,101	3,977	9,163	7,806
Employee Stock Purchase Plan	95	210	250	374
Total share-based compensation expense	$6,272	$5,668	$13,036	$10,927

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $18.2 million and $42.3 million, respectively, as of August 1, 2009.  This unrecognized expense assumes the performance-based equity awards vest in the future. This cost is expected to be recognized over a weighted-average period of 1.8 years.  The weighted average fair values of stock options granted during the six months ended August 1, 2009 and August 2, 2008 were $8.89 and $16.48, respectively.

On April 14, 2009, the Company made an annual grant of 1,105,400 stock options and 106,400 nonvested stock awards/units to its employees.

On May 1, 2008, the Company granted an aggregate of 167,000 nonvested stock awards to certain employees which are subject to certain annual performance-based vesting conditions over a five year period.  On October 30, 2008, the Company granted an aggregate of 563,400 nonvested stock options to certain employees which are scheduled to vest over a four year period, subject to the achievement of performance-based vesting conditions for fiscal 2010.  During the first quarter of fiscal 2010, the Compensation Committee determined that the performance goals established in the prior year were no longer set at an appropriate level to incentivize and help retain employees given the significant, and greater than previously anticipated, deterioration of the economy that had occurred since the goals were established. In April 2009, the Compensation Committee modified the performance goals of the outstanding performance-based stock awards and options to address the challenges associated with the current economic environment. The modifications did not have a material impact on the consolidated financial statements of the Company.

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

Leases

The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect at August 1, 2009 with expiration dates in February 2010, December 2014 and July 2018.

Aggregate rent expense under these related party leases for the six months ended August 1, 2009 and August 2, 2008 was $1.9 million and $1.8 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements

The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through an independent third party management company contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management company, the Company has chartered and may from time-to-time continue to charter aircraft owned by MPM Financial at a discount from the third party management company’s preferred customer hourly charter rates. The total fees paid under these arrangements for the six months ended August 1, 2009 and August 2, 2008 were approximately $0.2 million and $0.6 million, respectively.

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

Incentive Bonuses

Certain officers and key employees of the Company are eligible to receive annual cash incentive bonuses based on the achievement of certain performance criteria. These bonuses are based on performance measures such as earnings per share and earnings from operations of the Company or particular segments thereof, as well as other objective and subjective criteria as determined by the Compensation Committee of the Board of Directors. In addition to such annual incentive opportunities, Paul Marciano, Chief Executive Officer and Vice Chairman of the Company, shall be entitled to receive a $3.5 million special cash bonus in December 2012 based on the achievement of a pre-established licensing performance target in calendar year 2008, subject to the receipt by the Company of a fixed cash rights payment of $35.0 million that is due in January 2012 from one of its licensees. In connection with this special bonus, the Company will accrue an expense of $3.5 million, plus applicable payroll taxes, through December 2012.

Litigation

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian subsidiary, Maco Apparel S.p.A. (“Maco”), in Florence, Italy, which was acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004, 2005 and 2006 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities’ assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The Customs Authorities have filed several claims which are heard independently within various sections of the Florence Provincial Tax Commission. Each claim represents a portion of the period under review. The first hearings with the Florence Provincial Tax Commission commenced on October 29, 2007. Judgments for a number of the claims have been received that were favorable to the Company on certain aspects of the claims and unfavorable on other aspects of the claims. During the quarter ended August 1, 2009, one further judgment was received in favor of the Company on all aspects of the claim. The Company intends to appeal the unfavorable aspects of the judgments. Based on a request by a judge from the Florence Provincial Tax Commission, the Company and the Customs Authorities are exploring the possibility of an out of court settlement. While the Company continues to believe in the strength of its position, the Company recorded an accrual in the fourth quarter of fiscal year 2009 based on the settlement negotiations. Both the amount of the accrual and the possible risk of loss in excess of the accrual are not considered by the Company to be material to its financial results or financial position.

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and Guess Italia, S.r.l. asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, unspecified compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed in the Court of Milan, Italy. The Company plans to defend the allegations vigorously.  The Company believes that it is too early to predict the outcome of this action or whether the outcome will have a material impact on the Company’s financial condition or results of operations.

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. No material amounts were accrued as of August 1, 2009 related to any of the Company’s legal proceedings.

(12)         Supplemental Executive Retirement Plan

The components of net periodic pension cost for the three and six months ended August 1, 2009 and August 2, 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Aug. 1, 2009	Aug. 2, 2008	Aug. 1, 2009	Aug. 2, 2008
Service cost	$53	$61	$106	$122
Interest cost	513	579	1,026	1,158
Net amortization of unrecognized prior service cost	436	436	872	872
Net amortization of actuarial losses	—	232	—	464
Net periodic defined benefit pension cost	$1,002	$1,308	$2,004	$2,616

As a non-qualified pension plan, no funding of the SERP is required. However, the Company expects to make periodic payments into an insurance policy held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender value of the insurance policy was $20.0 million as of August 1, 2009 and is included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. As a result of the change in value of the insurance policy investments, the Company recorded in other income and expenses the mark-to-market gain of $1.1 million and $2.2 million during the three and six months ended August 1, 2009, respectively, and the mark-to market loss of $0.8 million and $0.5 million during the three and six months ended August 2, 2008, respectively.

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

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e. interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data.

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of August 1, 2009 and January 31, 2009 (in thousands):

	Fair Value Measurements at Aug. 1, 2009				Fair Value Measurements at Jan. 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$1,201	$—	$1,201	$—	$21,737	$—	$21,737
Securities available for sale	329	—	—	329	712	—	—	712
Total	$329	$1,201	$—	$1,530	$712	$21,737	$—	$22,449
Liabilities:
Foreign exchange currency contracts	$—	$7,041	$—	$7,041	$—	$—	$—	$—
Interest rate swaps	—	1,044	—	1,044	—	574	—	574
Deferred compensation obligations	—	10,482	—	10,482	—	7,287	—	7,287
Total	$—	$18,567	$—	$18,567	$—	$7,861	$—	$7,861

The fair values of the Company’s available-for-sale securities are based on quoted prices. Fair value of the interest rate swaps are based upon inputs corroborated by observable market data. The foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of inventory and intercompany transactions by non-U.S. subsidiaries. The fair values of the Company’s foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. Deferred compensation obligations to employees are adjusted based on changes in the fair value of the underlying employee-directed investments. Fair value of these obligations is based upon inputs corroborated by observable market data.

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (See Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At August 1, 2009, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.

Investments are recorded at fair value and consist of certain marketable equity securities of $0.3 million and $0.7 million at August 1, 2009 and January 31, 2009, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income. The accumulated unrealized losses, net of taxes, included in accumulated other comprehensive income related to marketable equity securities owned by the Company at August 1, 2009 and January 31, 2009 were $0.1 million and $0.2 million, respectively.

In accordance with SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. The fair value calculation requires management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in the future cash flows. The estimated cash flows used for this nonrecurring fair value measurement is considered a Level 3 input as defined by SFAS 157.

(14)         Derivative Financial Instruments

The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules as required by SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivatives and Certain Hedging Activities,” for certain of these hedges.

In March 2008, the FASB issued SFAS 161 which amends SFAS 133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  The Company adopted SFAS 161 on February 1, 2009 and the required disclosures are provided below.

The Company’s objective is to hedge the variability in forecasted cash flow due to the foreign currency risk. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British Pounds or Swiss Francs and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their local functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British Pound intercompany liabilities. In addition, certain operating expenses are denominated in Swiss Francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts to manage exchange risk on certain anticipated foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

The impact of the credit risk of the counterparties to the derivative contracts are considered in determining the fair value of the foreign currency forward contracts. As of August 1, 2009, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.

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

The fair value of derivative instruments in the consolidated balance sheet as of August 1, 2009 was as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	$355	Current liabilities	$2,017
Total derivatives designated as hedging instruments		355		2,017

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	846	Current liabilities	5,024
Interest rate swaps		—	Current liabilities	1,044
Total derivatives not designated as hedging instruments		846		6,068

Total derivatives		$1,201		$8,085

The following table summarizes the gains (losses) recognized on the derivative instruments for the three and six months ended August 1, 2009 (in thousands):

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss)	Gain/(Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended Aug. 1, 2009	Six Months Ended Aug. 1, 2009	Reclassified from Accumulated OCI into Income (1)	Three Months Ended Aug. 1, 2009	Six Months Ended Aug. 1, 2009
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$(4,455)	$(5,621)	Cost of sales	$2,659	$5,354

Foreign exchange currency contracts	$69	$(256)	SG&A expenses	$181	$209

Foreign exchange currency contracts	$(95)	$(95)	Other income/expense	$(14)	$(14)

(1) The ineffective portion was immaterial during the three and six months ended August 1, 2009 and was recorded in net earnings and included in interest income/expense.

	Location of	Gain/(Loss) Recognized in Income
	Gain/(Loss) Recognized in Income	Three Months Ended Aug. 1, 2009	Six Months Ended Aug. 1, 2009
Derivatives not designated as hedging instruments:

Foreign exchange currency contracts	Other income/expense	$(9,314)	$(12,957)

Interest rate swaps	Other income/expense	$22	$(371)

Forward Contracts Designated as Cash Flow Hedges

During the six months ended August 1, 2009, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$14.3 million and US$19.9 million, respectively, to hedge forecasted intercompany royalties and merchandise purchases that were designated as cash flow hedges.  As of August 1, 2009, the Company had forward contracts outstanding for its European and Canadian operations of US$13.8 million and US$34.7 million, respectively, that are expected to mature over the next eight months and Swiss Franc-Euro forward contracts outstanding for its European operations of CHF9.0 million that are expected to mature over the next five months. The Company’s derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. U.S. dollar forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as cash flow hedges, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold.  The Company also hedges forecasted intercompany royalties over specific months. Changes in the fair value of these U.S. dollar forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in other income/expense in the period in which the royalty expense is incurred.

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

As of August 1, 2009, accumulated other comprehensive income included an unrealized loss of approximately US$0.2 million, net of tax, that will be recognized as a net increase to cost of goods sold, other income/expense or SG&A over the following 11 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At August 1, 2009, the net unrealized loss of the remaining open forward contracts recorded in the condensed consolidated balance sheet was approximately US$1.7 million.

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

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Three Months Ended Aug. 1, 2009	Six Months Ended Aug. 1, 2009
Beginning balance	$5,463	$8,763
Net loss from changes in cash flow hedges	(3,486)	(4,673)
Net gains reclassified to income	(2,151)	(4,264)
Ending balance gain (loss)	$(174)	$(174)

Foreign Currency Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes.  Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.  For the six months ended August 1, 2009, the Company recorded a net loss of US$13.0 million for the Canadian dollar, Euro, British Pound and Swiss Franc foreign currency contracts, which has been included in other income and expense.  At August 1, 2009, the Company had Canadian dollar foreign currency contracts to purchase US$38.6 million expected to mature over the next seven months; Euro foreign currency contracts to purchase US$88.7 million expected to mature over the next eight months; Euro foreign currency contracts to purchase CHF3.2 million expected to mature over the next five months and Euro foreign currency contracts to purchase GBP7.1 million expected to mature over the next eight months.  At August 1, 2009, the net unrealized losses of these Canadian dollar, Euro, Swiss Franc and British Pound forward contracts recorded on the condensed consolidated balance sheet were approximately US$4.2 million.

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

(15)                          Subsequent Events

On August 26, 2009, the Company announced a regular quarterly cash dividend of $0.125 per share on the Company’s common stock. The cash dividend will be paid on September 25, 2009 to stockholders of record as of the close of business on September 9, 2009.

The Company has evaluated subsequent events through September 9, 2009, the date of issuance of the Company’s Condensed Consolidated Financial Statements.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to the Company’s expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth, e-commerce, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and in our other filings made from time to time with the SEC after the date of this report.

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

We acquired Focus Europe S.r.l. (“Focus”), our former licensee for GUESS by MARCIANO products in Europe, the Middle East and Asia, in December 2006, and its subsidiary, Focus Spain S.A. (“Focus Spain”), in October 2007.  We also acquired BARN S.r.l. (“Barn”), our former kids licensee in Europe, in January 2008. Each of these entities is reported in our European segment. G by GUESS, our newest retail brand concept that was launched in early fiscal 2008, is included in our retail segment. Our South Korea business, which we have operated directly since January 2007, and our Greater China business, launched in April 2007, are also relatively new businesses for us and are reported in our wholesale segment.

The three and six months ended August 1, 2009 had the same number of days as the three and six months ended August 2, 2008.

The Company reports National Retail Federation (“NRF”) calendar comparable store sales on a quarterly basis for our full-price retail and factory outlet stores in the U.S. and Canada.  A store is considered comparable after it has been open for 13 full months. If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store is removed from the comparable store base until it has been opened at its new size, in its new location or under its new concept for 13 full months.

Executive Summary

Global Economic Developments

The recessionary environment continued to negatively impact our results for the second quarter of fiscal 2010. While we have seen some signs of stabilization, these unfavorable macroeconomic conditions may continue through the remainder of this fiscal year.

In addition, the deterioration in the global economic environment has resulted in significant volatility in the global currency markets.  The majority of our international operations are conducted in currencies other than the U.S. dollar, primarily the Canadian dollar, the Euro and the Korean Won. The volatility over the past year has resulted in a significant strengthening of the U.S. dollar against these three currencies when comparing the rates in the second quarter of fiscal 2010 to the prior year quarter. The relatively stronger U.S. dollar compared to the prior year has negatively impacted the translation of our international revenues and earnings into U.S. dollar amounts. In addition, certain transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars and thus are exposed to exchange rate fluctuations when converted to their local currencies.  These types of transactions include U.S. dollar denominated purchases of merchandise and intercompany liabilities.  Fluctuations in exchange rates can impact the profitability of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates.  The Company enters into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on certain foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

The Company

Net earnings attributable to Guess?, Inc. was $59.6 million, or diluted earnings of $0.64 per common share, for the quarter ended August 1, 2009, compared to net earnings attributable to Guess?, Inc. of $53.8 million, or diluted earnings of $0.56 per common share, for the quarter ended August 2, 2008. The adoption of the new accounting pronouncement, FSP EITF 03-6-1, during the first quarter ended May 2, 2009 negatively impacted diluted earnings per common share by $0.01 for each of the quarters ended August 1, 2009 and August 2, 2008 (adjusted as required by FSP EITF 03-6-1). Refer to Note 2 of the Condensed Consolidated Financial Statements for further information.

Total net revenues increased 1.4% to $522.4 million for the quarter ended August 1, 2009, from $515.2 million for the quarter ended August 2, 2008.  The increase in total revenues was primarily driven by growth in Europe, including the impact of a shift in wholesale shipments into the second quarter of the current fiscal year that would have been delivered in the third quarter if shipments had been consistent with the prior fiscal year. The impact of this shift was more than offset by the unfavorable translation impact of changes in foreign currency exchange rates on revenues of $37.5 million across all our major international operations. With the exception of our European segment, all of our segments reported lower revenues in the quarter ended August 1, 2009 compared to the same prior year period.

Gross margin (gross profit as a percentage of total net revenues) declined 70 basis points to 44.4% for the quarter ended August 1, 2009 compared to the same prior year period. The decline was primarily attributable to lower product margins in our European segment due to the unfavorable impact of the stronger U.S. dollar on product purchases and occupancy deleverage in our retail and European segments. The decline was partially offset by improved product margins in our retail and wholesale segments.

Selling, general and administrative (“SG&A”) expenses decreased 4.4% to $140.7 million for the quarter ended August 1, 2009 compared to $147.1 million for the quarter ended August 2, 2008. The decrease was driven by both lower overhead and volume related expenses, which included the favorable impact of the strengthening U.S. dollar when translating foreign denominated expenses into U.S. dollars. SG&A expense as a percentage of revenues (“SG&A rate”) decreased 160 basis points to 27.0% for the quarter ended August 1, 2009, compared to the prior year quarter, driven by expense leverage primarily in our European segment and in our North American retail segment.

Earnings from operations increased 7.2% to $91.1 million for the quarter ended August 1, 2009, compared to $85.0 million for the same period a year ago. Operating margin increased 90 basis points to 17.4% for the quarter ended August 1, 2009 compared to the prior year quarter due to the leveraging of SG&A expenses partially offset by the lower gross margin. The increase in earnings from operations included an unfavorable currency translation impact of $8.5 million for the quarter ended August 1, 2009 compared to the prior year quarter.

Other expense, net, (including interest income and expense) totaled $1.2 million for the quarter ended August 1, 2009. The net charge includes mark-to-market losses related to the revaluation of foreign currency forward contracts and other foreign currency transactions, partially offset by mark-to-market gains related to our insurance policy investments.

Our effective income tax rate decreased to 33.0% for the quarter ended August 1, 2009, compared to 36.0% in the prior year quarter primarily due to a higher estimated proportion of annual earnings in lower tax jurisdictions.

The Company had $329.7 million in cash and cash equivalents as of August 1, 2009, up $35.2 million compared to $294.5 million as of August 2, 2008. Total debt, including capital lease obligations, as of August 1, 2009, was $18.4 million, down $40.5 million from $58.9 million as of August 2, 2008. Accounts receivable increased by $4.6 million, or 1.6%, to $297.0 million at August 1, 2009, compared to $292.4 million at August 2, 2008. The accounts receivable balance at August 1, 2009 included a negative translation impact of approximately $22.7 million due to currency fluctuations compared to the prior year quarter end. Inventory remained relatively flat at $258.6 million as of August 1, 2009, compared to $258.9 million as of August 2, 2008.

Retail

Our retail segment, comprising North American full-priced retail and factory outlet stores and e-commerce, generated net sales of $227.5 million during the quarter ended August 1, 2009, a decrease of $14.9 million, or 6.1%, from $242.4 million in the same prior year period. The decrease was driven by a decline in comparable stores sales of 12.5%, which included the unfavorable translation impact of currency fluctuations for the quarter ended August 1, 2009, compared to the prior year quarter. This decline was partially offset by a larger store base, which represented a net 6.6% increase in average square footage compared to the prior year quarter. Retail earnings from operations increased slightly, reaching $30.2 million for the quarter ended August 1, 2009, compared to $30.1 million for the same prior year period. The increase in earnings from operations resulted from operating expense reductions and improved product margins, which more than offset the decline in gross profit due to the lower sales. Operating margin increased by 90 basis points to 13.3% for the quarter ended August 1, 2009, compared to 12.4% for the quarter ended August 2, 2008. The increase in operating margin was driven by lower operating expenses and higher product margins, partially offset by the unfavorable impact of the negative comparable stores sales on occupancy costs.

In the quarter, we opened five new stores and closed three stores in the U.S. and Canada. At August 1, 2009, we operated 431 stores in the U.S. and Canada, comprised of 192 full-priced GUESS? retail stores, 106 GUESS? factory outlet stores, 52 GUESS by MARCIANO stores, 38 GUESS? Accessories stores and 43 G by GUESS stores. This compares to 407 stores as of August 2, 2008.

Wholesale

Wholesale segment revenues decreased by $9.7 million, or 13.3%, to $62.7 million for the quarter ended August 1, 2009, from $72.4 million in the same prior year period. This decrease was driven by lower sales in our North American wholesale business and the unfavorable impact of currency translation on both our South Korean and Canadian businesses, which together, more than offset the sales increase in our Asian business. Wholesale earnings from operations decreased by $0.9 million, or 8.3%, to $9.9 million for the quarter ended August 1, 2009, compared to $10.8 million in the same prior year period.  The decrease in earnings from operations was mainly driven by lower sales volumes in the North American wholesale business and the unfavorable translation impact of the stronger U.S. dollar on our South Korean business. The decrease was partially offset by higher product margins in both North America and Asia and lower operating and marketing expenses in North America. Operating margin increased by 90 basis points to 15.8% for the quarter ended August 1, 2009, compared to 14.9% for the prior year period. The increase was driven by higher product margins in North America and Asia, partially offset by higher occupancy costs due to the growth of our business in Asia.

Europe

In Europe, revenues increased by $36 million, or 20.6%, to $210.2 million for the quarter ended August 1, 2009, compared to $174.2 million in the same prior year period. The increase was primarily driven by growth in both the wholesale and retail businesses in Europe, including the impact of a shift in wholesale shipments into the second quarter of the current fiscal year that would have been delivered in the third quarter if shipments had been consistent with the prior fiscal year. This growth was partially offset by a $25.1 million unfavorable translation impact to revenues due to changes in foreign currency exchange rates. The shift resulted from the planned launch of a pre-collection to our fall/winter season in our wholesale business. At August 1, 2009, we directly operated 68 stores in Europe compared to 44 stores at August 2, 2008. Earnings from operations from our European segment increased by $12.2 million, or 30.3%, to $52.3 million for the quarter ended August 1, 2009, compared to $40.1 million in the prior year period. This increase in earnings from operations compared to the prior year period was driven by the increase in revenues, including the impact of the shift in sales, partially offset by a lower gross margin and an unfavorable impact of currency translation on earnings from operations. Operating margin increased 190 basis points to 24.9% for the quarter ended August 1, 2009, compared to 23.0% for the prior year period. The improvement resulted from a significant reduction in the SG&A rate, partially offset by the lower gross margin.

Licensing

Our licensing royalty revenues decreased by $4.1 million, or 15.9%, to $22.1 million for the quarter ended August 1, 2009, from $26.2 million in the same prior year period. This decrease was driven by lower royalties from our product licensee sales due to the unfavorable economic conditions experienced by our licensees. Licensing segment earnings from operations decreased $3.8 million, or 17.1%, to $18.7 million for the quarter ended August 1, 2009, from $22.5 million in the prior year quarter.

International Store Count

Outside of the U.S. and Canada, in the quarter ended August 1, 2009, together with our partners, we opened 32 new stores, including 20 stores in Europe and the Middle East, ten stores in Asia and two stores in Central and South America. We ended the second quarter of fiscal 2010 with 723 stores outside of the U.S. and Canada, of which 504 were GUESS? stores, 44 were GUESS by MARCIANO stores and 175 were GUESS? Accessories stores. Of the 723 stores, 106 were operated by the Company and 617 were operated by licensees or distributors. This store count does not include 180 concessions located primarily in South Korea and Greater China because of their smaller store size in relation to our standard international store size.

Corporate Overhead

Corporate overhead expenses increased by $1.4 million, or 7.4%, to $20.0 million for the quarter ended August 1, 2009, from $18.6 million in the same prior year period driven by higher compensation related expenses and professional fees.

RESULTS OF OPERATIONS

Three months ended August 1, 2009 and August 2, 2008

NET REVENUE. Net revenue for the quarter ended August 1, 2009 increased by $7.3 million, or 1.4%, to $522.4 million, from $515.2 million for the quarter ended August 2, 2008. Revenues increased in our European segment but declined in our other segments.

Net revenue from retail operations decreased by $14.9 million, or 6.1%, to $227.5 million for the quarter ended August 1, 2009, from $242.4 million for the quarter ended August 2, 2008. The decline in comparable stores sales of 12.5%, which included the unfavorable translation impact of currency fluctuations, was partially offset by the benefit of an average of 30 net additional stores during the quarter ended August 1, 2009 resulting in a net 6.6% increase in average square footage compared to the prior year quarter. Currency translation fluctuations relating to our Canadian retail stores unfavorably impacted net revenue in our retail segment by $5.9 million.

Net revenue from wholesale operations decreased by $9.7 million, or 13.3%, to $62.7 million for the quarter ended August 1, 2009, from $72.4 million for the quarter ended August 2, 2008. The decrease was driven by both lower North American wholesale sales and the unfavorable impact of currency translation from our South Korean and Canadian businesses, which together, more than offset the sales increase in our Asian business. Our U.S. wholesale business continued to be impacted by the economic downturn as department stores continued to anticipate lower consumer demand and managed their inventories tightly. Our products were sold in the U.S. in approximately 994 doors at the end of the quarter compared to approximately 1,037 doors at the end of the prior year quarter. We continued to grow our Asia business, where we, along with our partners, opened ten stores and ten concessions during the quarter. Currency translation fluctuations, relating to both our Canadian and South Korean operations, unfavorably impacted net revenue in our wholesale segment by $5.1 million.

Net revenue from European operations increased by $36.0 million, or 20.6%, to $210.2 million for the quarter ended August 1, 2009, from $174.2 million for the quarter ended August 2, 2008. The increase was primarily driven by growth in both the wholesale and retail business in Europe, including the impact of a shift in wholesale shipments into the second quarter of the current fiscal year that would have been delivered in the third quarter if shipments had been consistent with the prior fiscal year. The shift resulted from the launch of a pre-collection to our fall/winter season in our wholesale business. The growth was partially offset by a $25.1 million unfavorable translation impact to revenues due to changes in foreign currency exchange rates. At August 1, 2009, we directly operated 68 stores in Europe compared to 44 stores at the prior year quarter end. European retail revenues increased in the quarter ended August 1, 2009, compared to the prior year quarter, resulting from the addition of the new stores.

Net royalty revenue from licensing operations decreased by $4.1 million, or 15.9%, to $22.1 million for the quarter ended August 1, 2009, from $26.2 million for the quarter ended August 2, 2008. This decrease was driven by lower royalties from product licensee sales, primarily in our watch and handbag categories.

GROSS PROFIT. Gross profit decreased by $0.4 million, or 0.2%, to $231.8 million for the quarter ended August 1, 2009, from $232.2 million for the quarter ended August 2, 2008. The decrease in gross profit primarily resulted from the following:

•                 Gross profit for the retail segment decreased by $5.9 million, or 6.6%, to $83.1 million for the quarter ended August 1, 2009, from $89.0 million in the prior year period. The decrease in gross profit was driven by the overall decline in sales, including the unfavorable translation impact of currency fluctuations, and the higher occupancy costs associated with the increased store count, partially offset by the favorable impact of higher product margins.

•                 Gross profit for the wholesale segment decreased by $2.7 million, or 11.5%, to $20.5 million for the quarter ended August 1, 2009, from $23.2 million in the prior year period. The sales growth in Asia and improvements in product margins in both North America and Asia were more than offset by lower sales in North America and the unfavorable impact of currency translation in South Korea.

•                 Gross profit for the European segment increased by $12.4 million, or 13.2%, to $106.1 million for the quarter ended August 1, 2009, from $93.7 million in the prior year period. The increase in gross profit resulted from higher sales, including the impact of the shift of wholesale shipments into the second quarter from the third quarter, partially offset by the unfavorable impact of the stronger U.S. dollar on both the translation of the segment gross profit into U.S. dollars and lower product margins for products purchased in U.S. dollars.

•                 Gross profit for the licensing segment decreased by $4.1 million, or 15.9%, to $22.1 million for the quarter ended August 1, 2009, from $26.2 million in the prior year period.

Gross margin decreased 70 basis points to 44.4% for the quarter ended August 1, 2009, from 45.1% for the quarter ended August 2, 2008. The decline was attributable to lower product margins in our European segment and occupancy deleverage in our retail and European segments, partially offset by improvements in product margins in our retail and wholesale segments.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased by $6.4 million, or 4.4%, to $140.7 million for the quarter ended August 1, 2009, from $147.1 million for the quarter ended August 2, 2008. The decrease was driven by both lower overhead and volume related expenses, which included the favorable impact of the strengthening U.S. dollar when translating foreign denominated SG&A expenses into U.S. dollars. The lower overhead also included expense management initiatives focused on maintaining tight controls over our operating and overhead expenses and focusing our advertising and marketing efforts primarily on promotional events during peak periods. The Company reduced its SG&A rate by 160 basis points to 27.0% for the quarter ended August 1, 2009, compared to 28.6% for the quarter ended August 2, 2008 by leveraging expenses primarily in our European segment and in our North American retail segment.

EARNINGS FROM OPERATIONS.  Earnings from operations increased by $6.1 million, or 7.2%, to $91.1 million for the quarter ended August 1, 2009, compared with earnings from operations of $85.0 million for the quarter ended August 2, 2008.  The increase in earnings from operations primarily resulted from the following:

•                  Earnings from operations for the retail segment was up slightly at $30.2 million for the quarter ended August 1, 2009, compared to $30.1 million for the quarter ended August 2, 2008. The drivers discussed above that negatively impacted retail revenues and gross profit were offset by lower operating and overhead expenses, and higher product margins, resulting in the slight increase in earnings from operations. In addition, currency translation fluctuations unfavorably impacted earnings from operations in our retail segment by $1.2 million relating to our Canadian retail stores.

•                 Earnings from operations for the wholesale segment decreased by $0.9 million to $9.9 million for the quarter ended August 1, 2009, compared to $10.8 million for the quarter ended August 2, 2008. The decrease in earnings from operations was mainly driven by lower sales volumes in the North American wholesale business and the unfavorable translation impact of the stronger U.S. dollar on the South Korean business. This was partially offset by higher sales in Asia, higher product margins in both North America and Asia and lower operating and marketing expenses in North America. The currency translation fluctuations, related to both our Canadian and South Korean operations, unfavorably impacted earnings from operations in our wholesale segment by $0.8 million.

•                  Earnings from operations for the European segment increased $12.2 million to $52.3 million for the quarter ended August 1, 2009, compared to $40.1 million for the quarter ended August 2, 2008. The increase was primarily due to the increased sales, including the impact of earlier wholesale shipments, partially offset by lower product margins. In addition, currency translation fluctuations unfavorably impacted earnings from operations in our European segment by $6.1 million.

•                 Earnings from operations for the licensing segment decreased by $3.8 million to $18.7 million for the quarter ended August 1, 2009, compared to $22.5 million for the quarter ended August 2, 2008. The decrease was the result of the lower royalty revenues discussed above.

•                  Unallocated corporate overhead increased by $1.4 million to $20.0 million for the quarter ended August 1, 2009, compared to $18.6 million for the quarter ended August 2, 2008. The increase was primarily due to higher compensation related costs and professional fees.

Operating margin increased 90 basis points to 17.4% for the quarter ended August 1, 2009 compared to 16.5% for the quarter ended August 2, 2008. The lower SG&A rate, partially offset by the lower gross margin, resulted in the operating margin increase.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense decreased to $0.3 million for the quarter ended August 1, 2009, compared to $0.8 million for the quarter ended August 2, 2008. The decrease was due to a combination of lower average debt balances in Europe and lower average interest rates on the debt. Total debt at August 1, 2009 was $18.4 million, compared to $58.9 million at August 2, 2008, and was comprised of $1.3 million of short-term bank debt from our European operations and $17.1 million of capital lease obligations relating to one of our Italian facilities.  The average debt balance for the quarter ended August 1, 2009 was $27.3 million, versus an average debt balance of $54.7 million for the quarter ended August 2, 2008. Interest income decreased to $0.4 million for the quarter ended August 1, 2009, compared to $1.6 million for the quarter ended August 2, 2008, due to lower interest rates on the invested cash, partially offset by higher average invested cash balances.

OTHER EXPENSE, NET. Other expense, net, was $1.3 million for the quarter ended August 1, 2009, compared to other expense, net, of $0.7 million for the quarter ended August 2, 2008.  Other expense, net, in the quarter ended August 1, 2009, primarily consisted of expenses related to mark-to-market losses on the revaluation of foreign currency forward contracts and other foreign currency transactions, partially offset by mark-to-market gains on insurance policy investments.

INCOME TAXES.  Income tax expense for the quarter ended August 1, 2009 was $29.7 million, or a 33.0% effective tax rate, compared to income tax expense of $30.6 million, or a 36.0% effective tax rate, for the quarter ended August 2, 2008.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  The lower tax rate in the current quarter was due to a higher estimated proportion of annual earnings in lower tax jurisdictions.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the quarter ended August 1, 2009 was $0.7 million, net of taxes, compared to $0.6 million, net of taxes, for the quarter ended August 2, 2008.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. increased by $5.8 million, or 10.6%, to $59.6 million for the quarter ended August 1, 2009, from $53.8 million for the quarter ended August 2, 2008. Diluted earnings per share increased to $0.64 per share for the quarter ended August 1, 2009 compared to $0.56 per share for the quarter ended August 2, 2008.

Six months ended August 1, 2009 and August 2, 2008

NET REVENUE. Net revenue for the six months ended August 1, 2009 decreased by $40.8 million, or 4.1%, to $963.6 million, from $1,004.4 million for the six months ended August 2, 2008. With the exception of our European segment, all our segments reported lower revenues in the six months ended August 1, 2009 compared to the same prior year period.

Net revenue from retail operations decreased by $19.3 million, or 4.2%, to $435.0 million for the six months ended August 1, 2009, from $454.3 million for the six months ended August 2, 2008. The decline in comparable stores sales of 11.4%, which included the unfavorable translation impact of currency fluctuations, was partially offset by the benefit of an average of 39 net additional stores during the six months ended August 1, 2009 resulting in a net 8.5% increase in average square footage compared to the same prior year period. Currency translation fluctuations relating to our Canadian retail stores unfavorably impacted net revenue in our retail segment by $15.0 million.

Net revenue from wholesale operations decreased by $18.9 million, or 12.8%, to $128.6 million for the six months ended August 1, 2009, from $147.5 million for the six months ended August 2, 2008. The decrease was driven by lower North American wholesale sales. Our U.S. wholesale business continued to be impacted by the economic downturn as department stores continued to anticipate lower consumer demand and managed their inventories tightly. We continued to grow our Asia business, with revenue increases in both South Korea and Greater China, though the stronger U.S. dollar nearly offset this growth. Currency translation fluctuations relating to our Canadian and South Korean operations unfavorably impacted net revenue in our wholesale segment by $14.9 million.

Net revenue from European operations increased slightly by $3.0 million, or 0.8%, to $355.9 million for the six months ended August 1, 2009, from $352.9 million for the six months ended August 2, 2008. Our business grew in both our wholesale and our owned retail businesses in Europe. Wholesale revenues were also favorably impacted by shifts in deliveries relative to the comparable prior year period. The strengthening of the U.S. dollar compared to the prior year unfavorably impacted reported net revenues in our European segment by $49.5 million.

Net royalty revenue from licensing operations decreased by $5.6 million, or 11.2%, to $44.1 million for the six months ended August 1, 2009, from $49.7 million for the six months ended August 2, 2008. This decrease was driven primarily by lower royalties from watch product sales.

GROSS PROFIT. Gross profit decreased by $44.1 million, or 9.7%, to $409.3 million for the six months ended August 1, 2009, from $453.4 million for the six months ended August 2, 2008. The decrease in gross profit primarily resulted from the following:

•                 Gross profit for the retail segment decreased by $13.1 million, or 8.0%, to $151.3 million for the six months ended August 1, 2009, from $164.4 million in the prior year period. The overall decline in sales, the unfavorable translation impact of currency fluctuations and the higher occupancy costs associated with the increased store count were the main drivers of the decrease in gross profit, which were partially offset by higher product margins.

•                 Gross profit for the wholesale segment decreased by $9.2 million, or 18.5%, to $40.5 million for the six months ended August 1, 2009, from $49.7 million in the prior year period. The decrease in gross profit was primarily due to the decline in sales and the lower product margins in our North American wholesale business. The increase in gross profit in Asia as a result of the growth in that business was offset by the unfavorable impact of currency translation on our South Korean business due to the stronger U.S. dollar compared to the Korean Won.

•                 Gross profit for the European segment decreased by $16.2 million, or 8.6%, to $173.4 million for the six months ended August 1, 2009, from $189.6 million in the prior year period. The lower gross profit resulted from the unfavorable impact of the stronger U.S. dollar on both the translation of the segment gross profit into U.S. dollars and on product margins for those products purchased in U.S. dollars. This was partially offset by higher sales in both the wholesale and owned retail businesses, including the net impact of shifts of wholesale shipments affecting the six months ended August 1, 2009 compared to the prior year period.

•                 Gross profit for the licensing segment decreased by $5.6 million, or 11.2%, to $44.1 million for the six months ended August 1, 2009, from $49.7 million in the prior year period.

Gross margin decreased 260 basis points to 42.5% for the six months ended August 1, 2009, from 45.1% for the six months ended August 2, 2008. The decline was attributable to lower product margins in our European segment and occupancy deleverage in our retail and European segments.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased by $22.4 million, or 7.6%, to $270.1 million for the six months ended August 1, 2009, from $292.5 million for the six months ended August 2, 2008. The decrease was driven by both lower overhead and volume related expenses, which included the favorable impact of the strengthening U.S. dollar when translating foreign denominated SG&A expenses into U.S. dollars. The lower overhead also included expense management initiatives focused on maintaining tight controls over our operating and overhead expenses and focusing our advertising and marketing efforts primarily on promotional events during peak periods. The Company was able to reduce the SG&A rate by 100 basis points to 28.1% for the six months ended August 1, 2009, compared to 29.1% for the six months ended August 2, 2008 by leveraging expenses primarily in our European and North American retail segments.

EARNINGS FROM OPERATIONS.  Earnings from operations decreased by $21.8 million, or 13.5%, to $139.1 million for the six months ended August 1, 2009, from $160.9 million for the six months ended August 2, 2008.  The decrease in earnings from operations primarily resulted from the following:

•                 Earnings from operations for the retail segment decreased by $4.8 million to $48.2 million for the six months ended August 1, 2009, compared to $53.0 million for the six months ended August 2, 2008. The drivers discussed above that negatively impacted retail revenues and gross profit, partially offset by lower operating and marketing expenses, resulted in the lower earnings from operations. In addition, currency translation fluctuations unfavorably impacted earnings from operations in our retail segment by $2.6 million relating to our Canadian retail stores.

•                 Earnings from operations for the wholesale segment decreased by $6.0 million to $17.3 million for the six months ended August 1, 2009, compared to $23.3 million for the six months ended August 2, 2008. The decrease in earnings from operations was mainly driven by lower sales volumes in the North American wholesale business and the unfavorable translation impact of the stronger U.S. dollar on the South Korean business. This was partially offset by sales growth in Asia and lower operating and marketing expenses in North America. The currency translation fluctuations, related to both our South Korean and Canadian operations, unfavorably impacted earnings from operations in our wholesale segment by $2.3 million.

•                 Earnings from operations for the European segment decreased $4.7 million to $75.4 million for the six months ended August 1, 2009, compared to $80.1 million for the six months ended August 2, 2008. The decrease was primarily due to the unfavorable impact of currency fluctuations on both the translation of earnings from operations as well as on product margins. This was partially offset by higher sales, including the impact of shifts in deliveries relative to the comparable prior year periods. Currency translation fluctuations unfavorably impacted earnings from operations in our European segment by $9.5 million.

•                 Earnings from operations for the licensing segment decreased by $5.1 million to $37.7 million for the six months ended August 1, 2009, compared to $42.8 million for the six months ended August 2, 2008. The decrease was the result of the lower royalty revenues discussed above.

•                  Unallocated corporate overhead increased by $1.2 million to $39.5 million for the six months ended August 1, 2009, compared to $38.3 million for the six months ended August 2, 2008. The increase was primarily due to higher compensation related costs and professional fees partially offset by lower brand marketing expenses.

Operating margin declined 160 basis points to 14.4% for the six months ended August 1, 2009 compared to 16.0% for the six months ended August 2, 2008. The lower gross margin, partially offset by the lower SG&A rate resulted in the operating margin decline.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense decreased to $0.9 million for the six months ended August 1, 2009, compared to $1.8 million for the six months ended August 2, 2008. The decrease was due to a combination of lower average debt balances in Europe and lower average interest rates on the debt. Total debt at August 1, 2009 was $18.4 million, and was comprised of $1.3 million of short-term bank debt from our European operations and $17.1 million of capital lease obligations relating to one of our Italian facilities.  The average debt balance for the six months ended August 1, 2009 was $44.1 million, versus an average debt balance of $58.2 million for the six months ended August 2, 2008. Interest income decreased to $1.2 million for the six months ended August 1, 2009, compared to $3.1 million for the six months ended August 2, 2008, due to lower interest rates on the invested cash, partially offset by higher average invested cash balances.

OTHER EXPENSE, NET. Other expense, net, was $0.1 million for the six months ended August 1, 2009, compared to other expense, net, of $1.6 million for the six months ended August 2, 2008.  Other expense, net, in the six months ended August 1, 2009 primarily consisted of expenses related to mark-to-market losses on the revaluation of foreign currency forward contracts and other foreign currency transactions, offset by mark-to-market gains on insurance policy investments.

INCOME TAXES.  Income tax expense for the six months ended August 1, 2009 was $46.0 million, or a 33.0% effective tax rate, compared to income tax expense of $57.8 million, or a 36.0% effective tax rate, for the six months ended August 2, 2008.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  The lower tax rate in the current six-month period was due to a higher proportion of earnings in lower tax jurisdictions.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the six months ended August 1, 2009 was $1.2 million, net of taxes, as compared to $1.1 million, net of taxes, for the six months ended August 2, 2008.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. decreased by $9.5 million, or 9.4%, to $92.1 million for the six months ended August 1, 2009, from $101.6 million for the six months ended August 2, 2008. Diluted earnings per share decreased to $0.99 per share for the six months ended August 1, 2009 compared to $1.07 per share for the six months ended August 2, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the six months ended August 1, 2009, the Company relied on trade credit, available cash, short-term borrowings from our European bank facilities, real estate leases, and internally generated funds to finance our operations and expansion. The Company anticipates that it will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and dividend payments to stockholders, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe, as described below under “— Credit Facilities.” As of August 1, 2009, the Company had cash and cash equivalents of $329.7 million. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in four diversified money market funds. The funds, which are all AAA rated by national credit rating agencies, are generally comprised of high-quality, liquid investments. As of August 1, 2009, we do not have any exposure to auction-rate security investments in these funds. Please see “— Important Notice Regarding Forward-Looking Statements” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

The Company has presented below the cash flow performance comparison of the six months ended August 1, 2009 versus the six months ended August 2, 2008.

Operating Activities

Net cash provided by operating activities was $120.6 million for the six months ended August 1, 2009 compared to $116.2 million for the six months ended August 2, 2008, or an improvement of $4.4 million. The increase was primarily due to the favorable impact of working capital changes on operating cash flows as a result of the lower growth in accounts receivable and inventory during the six months ended August 1, 2009 compared to the growth in the comparable prior year period. The increase was partially offset by the decrease in net earnings of $9.4 million when comparing the six months ended August 1, 2009 to the prior year period.

At August 1, 2009, the Company had working capital (including cash and cash equivalents) of $635.8 million compared to $558.3 million at January 31, 2009 and $473.9 million at August 2, 2008. The Company’s primary working capital needs are for inventory and accounts receivable. Accounts receivable at August 1, 2009 amounted to $297.0 million, up $4.6 million, compared to $292.4 million at August 2, 2008.  The accounts receivable balance at August 1, 2009 included a negative translation impact of approximately $22.7 million due to currency fluctuations compared to August 2, 2008. Approximately $162.8 million of our European, Canadian and U.S. receivables, or 54.8% of the $297.0 million in accounts receivable at August 1, 2009, were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at August 1, 2009 amounted to $258.6 million compared to $258.9 million at August 2, 2008.

Investing Activities

Net cash used in investing activities was $43.3 million for the six months ended August 1, 2009, compared to $60.1 million for the six months ended August 2, 2008. Cash used in investing activities relates primarily to capital expenditures incurred on new store openings and existing store remodeling programs in the U.S. and Canada, expansion in Europe and Asia, improvements to headquarter buildings, investments in information systems and other enhancements.

During the six months ended August 1, 2009, the Company opened 11 new stores in the U.S. and Canada, three owned stores in Europe and two owned stores in Asia compared to 35 new stores in the U.S. and Canada, 4 owned stores in Europe and 4 owned stores in Asia that were opened in the comparable prior year period.

In addition, the lower cash used in investing activities for the six months ended August 1, 2009, compared to the prior year period can also be attributed to the favorable net cash settlement of forward contracts during the current period whereas the Company realized an unfavorable net cash settlement loss in the prior year.

Financing Activities

Net cash used in financing activities was $46.4 million for the six months ended August 1, 2009, compared to $38.8 million for the six months ended August 2, 2008. The increase in net cash used in financing activities in the current period compared to the prior year period was primarily due to repayments of borrowings and increased dividends during the current year partially offset by higher repurchases of shares of the Company’s common stock under the 2008 Share Repurchase Program during the prior year period. In addition, lower proceeds on employee stock exercises also contributed to the increase in net cash used in financing activities.

Dividend Policy

On March 17, 2009, the Company announced a quarterly cash dividend of $0.10 per share on the Company’s common stock. The cash dividend was paid on April 17, 2009 to stockholders of record as of the close of business on April 1, 2009.

On June 4, 2009, the Company announced a quarterly cash dividend of $0.10 per share on the Company’s common stock. The cash dividend was paid on July 2, 2009 to stockholders of record as of the close of business on June 17, 2009.

On August 26, 2009, the Company announced a quarterly cash dividend of $0.125 per share on the Company’s common stock. The cash dividend will be paid on September 25, 2009 to stockholders of record as of the close of business on September 9, 2009.

Capital Expenditures

Gross capital expenditures totaled $42.0 million, before deducting lease incentives of $2.6 million, for the six months ended August 1, 2009. This compares to gross capital expenditures of $50.3 million, before deducting lease incentives of $4.6 million, for the six months ended August 2, 2008. The Company’s capital expenditures for the full fiscal year 2010 could reach up to $96 million (before deducting estimated lease incentives of approximately $6 million), primarily for retail store expansion of approximately 17 stores in the U.S. and Canada, store remodeling programs, expansion in Europe and Asia, investments in information systems, improvements to headquarter buildings and other infrastructure improvements.

In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. At August 1, 2009, the Company had $12.7 million in outstanding standby letters of credit, $0.4 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $225.5 million, limited primarily by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at August 1, 2009, the Company could have borrowed up to approximately $215.2 million under these agreements. However, the Company’s ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At August 1, 2009, the Company had $0.4 million of outstanding borrowings and $5.2 million in outstanding documentary letters of credit under these agreements. The agreements are primarily denominated in Euros and provide for annual interest rates ranging from 1.5% to 3.5%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings.  With the exception of one facility for $21.4 million that has a minimum net equity requirement, there are no other financial ratio covenants.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At August 1, 2009, the capital lease obligation was $17.1 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that results in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of August 1, 2009 was approximately $0.7 million.

From time-to-time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock (the “2008 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the six months ended August 1, 2009, the Company repurchased 407,600 shares under the 2008 Share Repurchase Program at an aggregate cost of approximately $5.3 million, all of which occurred in the first quarter ended May 2, 2009.

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

Europe Backlog

As of September 2, 2009, the European operations backlog was approximately €163.7 million, compared to €163.1 million at September 2, 2008, an increase of 0.4%. The backlog as of September 2, 2009, comprised sales orders primarily for our Fall/Winter 2009 season and Spring/Summer 2010 season. As discussed above, these orders are subject to cancellation and may not be indicative of eventual actual shipments. In addition, the timing of receipt of orders from our customers and shipment of orders to customers may impact the amount of orders booked in the backlog at a particular point in time.

U.S. Backlog

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 72 hours. The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to our customers’ stores. Our U.S. wholesale backlog as of September 5, 2009, consisting primarily of orders for fashion apparel, was approximately $45.6 million, compared to $58.4 million for such orders at September 6, 2008, or down 21.8%.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 31, 2009 filed with the SEC on March 31, 2009. There have been no significant changes to our critical accounting policies during the six months ended August 1, 2009.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which replaces FASB Statement 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The Company adopted SFAS 141R on February 1, 2009 and has applied the provisions of the statement to all acquisitions from such date.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Accounting for Noncontrolling Interests,” which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. The Company adopted SFAS 160 on February 1, 2009. Refer to Note 3 to the Company’s Condensed Consolidated Financial Statements for further information. The provisions of SFAS 160 have been applied prospectively with the exception of reclassifying nonredeemable noncontrolling interests to equity in the Company’s consolidated balance sheets and recasting consolidated net earnings to include net earnings prior to fiscal 2010 attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.

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

In June 2008, the FASB Emerging Issues Task Force (“EITF”) issued FSP No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. FSP EITF 03-6-1 also requires retrospective application to all periods presented. The Company adopted FSP EITF 03-6-1 on February 1, 2009 and applied it retrospectively to all periods presented. Refer to Note 2 to the Company’s Condensed Consolidated Financial Statements. The adoption of FSP EITF 03-6-1 resulted in a reduction in diluted earnings per common share of approximately $0.02 for the six months ended August 1, 2009 and approximately $0.01 for the six months ended August 2, 2008.

In April 2009, the FASB issued FASB Staff Position FAS No. 115-2 and FAS No. 124-2 (“FSP 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments,” to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. FSP 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. FSP 115-2 is effective for interim reporting periods ending after June 15, 2009.  The Company adopted FSP 115-2 during the second quarter of fiscal 2010.  The adoption of the provisions of FSP 115-2 did not have a material impact on the Company’s financial position or results of operations.  See additional disclosure at Note 13 to the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB 28-1 (“FSP 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP 107-1 during the second quarter of fiscal 2010.  The adoption of the provisions of FSP 107-1 did not have a material impact on the Company’s financial position or results of operations.  See additional disclosure at Note 13 to the Company’s Condensed Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim reporting periods ending after June 15, 2009. The Company adopted SFAS 165 during the second quarter of fiscal 2010.  In accordance with SFAS 165, the Company evaluates subsequent events through the date its financial statements are issued.  See Note 15 to the Company’s Condensed Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements Issued

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  Upon adoption, the FASB Accounting Standards Codification (“ASC”) established by SFAS 168 will become the source of authoritative generally accepted accounting principles in the United States, and will supersede all then-existing non-SEC accounting and reporting standards. The Codification will be effective for interim and annual periods ending after September 15, 2009.  The Company will adopt SFAS 168 in the third quarter of fiscal 2010. The Company does not expect SFAS 168 to have a material impact on its financial position or results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

EXCHANGE RATE RISK

Roughly half of the product sales and licensing revenue recorded for the six months ended August 1, 2009 were denominated in United States dollars. The Company’s primary exchange rate fluctuation risk relates to its operations in Canada, Europe and South Korea. Changes in currencies affect our earnings in various ways.  For further discussion on currency related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

Forward Contracts Designated as Cash Flow Hedges

During the six months ended August 1, 2009, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$14.3 million and US$19.9 million, respectively, to hedge forecasted intercompany royalties and merchandise purchases that were designated as cash flow hedges. As of August 1, 2009, the Company had forward contracts outstanding for its European and Canadian operations of US$13.8 million and US$34.7 million, respectively, that are expected to mature over the next eight months and Swiss Franc-Euro forward contracts outstanding for its European operations of CHF9.0 million that are expected to mature over the next five months. The Company’s derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. U.S. dollar forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as cash flow hedges, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold.  The Company also hedges forecasted intercompany royalties over specific months. Changes in the fair value of these U.S. dollar forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in other income/expense in the period in which the royalty expense is incurred.

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

As of August 1, 2009, accumulated other comprehensive income included an unrealized loss of approximately US$0.2 million, net of tax, that will be recognized as a net increase to cost of goods sold, other income/expense or SG&A over the following 11 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At August 1, 2009, the net unrealized loss of the remaining open forward contracts recorded in the condensed consolidated balance sheet was approximately US$1.7 million.

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

Foreign Currency Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes.  Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.  For the six months ended August 1, 2009, the Company recorded a net loss of US$13.0 million for the Canadian dollar, Euro, British Pound and Swiss Franc foreign currency contracts, which has been included in other income and expense.  At August 1, 2009, the Company had Canadian dollar foreign currency contracts to purchase US$38.6 million expected to mature over the next seven months; Euro foreign currency contracts to purchase US$88.7 million expected to mature over the next eight months; Euro foreign currency contracts to purchase CHF3.2 million expected to mature over the next five months and Euro foreign currency contracts to purchase GBP7.1 million expected to mature over the next eight months.  At August 1, 2009, the net unrealized losses of these Canadian dollar, Euro, Swiss Franc and British Pound forward contracts recorded on the condensed consolidated balance sheet were approximately US$4.2 million.

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

Sensitivity Analysis

At August 1, 2009, a sensitivity analysis of changes in our foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$175.7 million, the fair value of the instruments would have decreased by US$19.5 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by US$16.0 million. Any resulting changes in the fair value of the hedged instruments would have been partially offset by changes in the fair value of certain balance sheet positions impacted by the change in the foreign currency rate.

INTEREST RATE RISK

At August 1, 2009, approximately 93.0% of the Company’s indebtedness related to a capital lease obligation covered by an interest rate swap agreement that results in a swap fixed interest rate of 3.55% over the life of the lease obligation. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest rate swap increased other expense, net by $0.4 million during the six months ended August 1, 2009. Substantially all of the Company’s remaining indebtedness, principally consisting of short-term borrowings under the short-term European borrowing agreements, are at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in applicable interest rates would have increased interest expense for the six months ended August 1, 2009 by approximately $0.2 million.

At August 1, 2009, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There was no change in our internal control over financial reporting during the second quarter of the fiscal year ending January 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Litigation

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian subsidiary, Maco Apparel S.p.A. (“Maco”), in Florence, Italy, which was acquired on January 3, 2005. Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. As part of the audit, the Customs Authorities considered whether the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Customs Authorities have subsequently reviewed specific transactions which occurred in 2003, 2004, 2005 and 2006 and provided a preliminary assessment that the royalty expenses are subject to customs duties and related penalties. The Company is disputing the Customs Authorities’ assessment and intends to vigorously defend its position. In addition, under the terms of the Maco purchase agreement, the seller is required to indemnify the Company for 90% of any loss with respect to Maco for periods prior to the acquisition. The Customs Authorities have filed several claims which are heard independently within various sections of the Florence Provincial Tax Commission. Each claim represents a portion of the period under review. The first hearings with the Florence Provincial Tax Commission commenced on October 29, 2007. Judgments for a number of the claims have been received that were favorable to the Company on certain aspects of the claims and unfavorable on other aspects of the claims. During the quarter ended August 1, 2009, one further judgment was received in favor of the Company on all aspects of the claim. The Company intends to appeal the unfavorable aspects of the judgments. Based on a request by a judge from the Florence Provincial Tax Commission, the Company and the Customs Authorities are exploring the possibility of an out of court settlement. While the Company continues to believe in the strength of its position, the Company recorded an accrual in the fourth quarter of fiscal year 2009 based on the settlement negotiations. Both the amount of the accrual and the possible risk of loss in excess of the accrual are not considered by the Company to be material to its financial results or financial position.

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and Guess Italia, S.r.l. asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, unspecified compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed in the Court of Milan, Italy. The Company plans to defend the allegations vigorously.  The Company believes that it is too early to predict the outcome of this action or whether the outcome will have a material impact on the Company’s financial condition or results of operations.

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. No material amounts were accrued as of August 1, 2009 related to any of the Company’s legal proceedings.

ITEM 1A.  Risk Factors.

There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009, filed with the SEC on March 31, 2009.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Items (a) and (b) are not applicable.

Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 3, 2009 to May 30, 2009
Repurchase program(1)	—	—	—	$134,241,107
Employee transactions(2)	2,555	$24.13	—	—
May 31, 2009 to July 4, 2009
Repurchase program(1)	—	—	—	$134,241,107
Employee transactions(2)	959	$25.32	—	—
July 5, 2009 to August 1, 2009
Repurchase program(1)	—	—	—	$134,241,107
Employee transactions(2)	—	—	—	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	3,514	$24.46	—

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

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on June 23, 2009 (the “Meeting”). Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management’s nominees for director as listed in the Proxy Statement. At the Meeting, the shareholders elected three directors, re-approved the performance criteria for the Guess?, Inc. 2004 Equity Incentive Plan so that performance-based awards granted thereunder will continue to be deductible by the Company for federal income tax purposes and ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending January 30, 2010. There were no other proposals voted upon by the shareholders at the Meeting. The shareholders voted at the Meeting as follows:

Description	For	Against	Withheld	Abstain	Broker Non-Votes

Election of Carlos Alberini	64,887,769	N/A	23,500,318	N/A	N/A

Election of Alice Kane	64,564,383	N/A	23,823,704	N/A	N/A

Re-approval of the performance criteria for the Guess?, Inc. 2004 Equity Incentive Plan	84,203,721	3,816,361	N/A	368,005	N/A

Ratification of appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending January 30, 2010	87,467,191	903,547	N/A	17,349	N/A

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Exhibit Number	Description
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

Guess?, Inc.

Date: September 9, 2009	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President and Chief Operating Officer

Date: September 9, 2009	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)