Form 10-Q
period 2009-10-31
GUESS INC
filed 2009-12-10
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

As of December 4, 2009, the registrant had 92,376,131 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Oct. 31, 2009	Jan. 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$344,862	$294,118
Accounts receivable, net	318,472	262,349
Inventories	261,880	239,675
Prepaid expenses and other current assets	51,964	70,769
Deferred tax assets	30,012	27,278
Total current assets	1,007,190	894,189
Property and equipment, net	254,259	221,416
Goodwill	32,273	27,102
Other intangible assets, net	15,509	16,145
Long-term deferred tax assets	51,847	49,689
Other assets	48,240	38,025
	$1,409,318	$1,246,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of borrowings and capital lease obligations	$2,577	$24,018
Accounts payable	170,186	192,168
Accrued expenses	130,514	119,698
Total current liabilities	303,277	335,884
Borrowings and capital lease obligations	15,457	14,586
Deferred rent and lease incentives	60,131	52,563
Other long-term liabilities	59,289	58,029
	438,154	461,062
Commitments and contingencies (Note 11)

Redeemable noncontrolling interests	14,486	10,050

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 136,206,843 and 135,826,959 shares, outstanding 92,368,395 and 92,329,419 shares, at October 31, 2009 and January 31, 2009, respectively	924	923
Paid-in capital	305,379	282,220
Retained earnings	844,117	718,368
Accumulated other comprehensive income (loss)	18,603	(16,421)
Treasury stock, 43,838,448 and 43,497,540 shares at October 31, 2009 and January 31, 2009, respectively	(217,068)	(212,089)
Guess?, Inc. stockholders’ equity	951,955	773,001
Noncontrolling interests	4,723	2,453
Total stockholders’ equity	956,678	775,454
	$1,409,318	$1,246,566

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 31, 2009	Nov. 1, 2008	Oct. 31, 2009	Nov. 1, 2008
Net revenue:
Product sales	$494,998	$499,994	$1,414,489	$1,454,685
Net royalties	27,814	27,934	71,947	77,635
	522,812	527,928	1,486,436	1,532,320
Cost of product sales	285,921	286,116	840,265	837,114
Gross profit	236,891	241,812	646,171	695,206

Selling, general and administrative expenses	137,917	142,432	408,049	434,891
Earnings from operations	98,974	99,380	238,122	260,315

Other income (expense):
Interest expense	(778)	(1,706)	(1,723)	(3,530)
Interest income	277	2,000	1,461	5,086
Other income (expense), net	(1,340)	(3,717)	(1,413)	(5,349)
	(1,841)	(3,423)	(1,675)	(3,793)

Earnings before income tax expense	97,133	95,957	236,447	256,522

Income tax expense	32,054	31,721	78,028	89,526
Net earnings	65,079	64,236	158,419	166,996

Net earnings attributable to noncontrolling interests	1,009	219	2,247	1,346
Net earnings attributable to Guess?, Inc.	$64,070	$64,017	$156,172	$165,650

Earnings per common share attributable to common stockholders (Note 2):
Basic	$0.69	$0.68	$1.70	$1.75
Diluted	$0.69	$0.67	$1.68	$1.74

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	90,941	92,438	90,765	92,799
Diluted	91,778	93,140	91,416	93,533

Dividends declared per common share	$0.125	$0.10	$0.325	$0.26

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 31, 2009	Nov. 1, 2008	Oct. 31, 2009	Nov. 1, 2008
Net earnings	$65,079	$64,236	$158,419	$166,996

Foreign currency translation adjustment	10,154	(49,946)	44,852	(43,270)

Unrealized (loss) gain on hedges, net of tax effect	(1,282)	8,071	(10,219)	10,256

Unrealized (loss) gain on investments, net of tax effect	38	(121)	98	(230)

SERP prior service cost and actuarial valuation loss amortization, net of tax effect	292	449	868	1,303

Comprehensive income	74,281	22,689	194,018	135,055

Less comprehensive loss (income) attributable to noncontrolling interests	(515)	1,780	(2,822)	200

Comprehensive income attributable to Guess?, Inc.	$73,766	$24,469	$191,196	$135,255

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended
	Oct. 31, 2009	Nov. 1, 2008

Cash flows from operating activities:
Net earnings	$158,419	$166,996
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	41,380	38,828
Amortization of intangible assets	5,713	6,187
Share-based compensation expense	19,447	17,053
Unrealized forward contract losses (gains)	4,614	(18,668)
Net loss on disposition of long-term assets and property and equipment	1,289	2,891
Other items, net	(2,884)	16,310
Changes in operating assets and liabilities:
Accounts receivable	(22,522)	(87,275)
Inventories	(3,658)	(36,806)
Prepaid expenses and other assets	(62)	1,584
Accounts payable and accrued expenses	(42,436)	(18,511)
Deferred rent and lease incentives	7,568	5,899
Other long-term liabilities	(1,467)	(1,041)
Net cash provided by operating activities	165,401	93,447
Cash flows from investing activities:
Purchases of property and equipment	(61,913)	(69,391)
Proceeds from dispositions of long-term assets and property and equipment	474	—
Acquisition of businesses, net of cash acquired	549	—
Net cash settlement of forward contracts	429	(3,526)
Purchases of long-term investments	(5,597)	(9,518)
Net cash used in investing activities	(66,058)	(82,435)
Cash flows from financing activities:
Certain short-term borrowings, net	(22,628)	11,301
Proceeds from borrowings	40,000	—
Repayment of borrowings and capital lease obligation	(41,266)	(2,317)
Dividends paid	(30,008)	(24,594)
Noncontrolling interest capital contributions	650	1,408
Noncontrolling interest capital distributions	(1,311)	—
Issuance of common stock, net of nonvested award repurchases	2,865	690
Excess tax benefits from share-based compensation	2,651	5,328
Purchase of treasury stock	(5,309)	(33,051)
Net cash used in financing activities	(54,356)	(41,235)
Effect of exchange rates on cash and cash equivalents	5,757	(8,771)
Net increase (decrease) in cash and cash equivalents	50,744	(38,994)
Cash and cash equivalents at beginning of period	294,118	275,595
Cash and cash equivalents at end of period	$344,862	$236,601

Supplemental cash flow data:
Interest paid	$1,538	$3,090
Income taxes paid	$75,482	$77,905

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009

(unaudited)

(1)           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of October 31, 2009 and January 31, 2009, and the condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three and nine months ended October 31, 2009 and November 1, 2008, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2009 and November 1, 2008.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended October 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

The Company has made certain reclassifications to the prior year’s consolidated financial statements to conform to classifications in the current year. These reclassifications, none of which are material, had no impact on previously reported results of operations or net cash provided by operating activities. The Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) in the first quarter ended May 2, 2009, which requires that redeemable noncontrolling interests be reclassified outside of permanent equity as a component of mezzanine instruments. The Company has restated the opening balance sheet as of January 31, 2009 to reflect the reclassification of $10.1 million to redeemable noncontrolling interests.

The three and nine-month periods ended October 31, 2009 had the same number of days as the three and nine-month periods ended November 1, 2008.

Recent Accounting Guidance Adopted

In December 2007, the FASB issued authoritative guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The guidance also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. The guidance requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The Company adopted the guidance on February 1, 2009 and has applied the provisions of the statement to all acquisitions from such date.

In December 2007, the FASB issued authoritative guidance which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. The Company adopted the guidance on February 1, 2009. Refer to Note 3 for further information. The guidance has been applied prospectively with the exception of reclassifying nonredeemable noncontrolling interests to equity in the Company’s consolidated balance sheets and recasting consolidated net earnings to include net earnings prior to fiscal 2010 attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.

In February 2008, the FASB issued authoritative guidance that relates to the measurement of fair value for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the guidance effective February 1, 2009 for all nonfinancial assets and liabilities as required. Refer to Note 13 for additional information. The adoption of the guidance did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued authoritative guidance that expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. The Company adopted the guidance on February 1, 2009 and has included the expanded disclosures in Note 14.

In June 2008, the FASB issued authoritative guidance, which requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. The guidance also requires retrospective application to all periods presented. The Company adopted the guidance on February 1, 2009 and applied it retrospectively to all periods presented. Refer to Note 2. The adoption resulted in a reduction in diluted earnings per common share of approximately $0.03 per share for both the nine months ended October 31, 2009 and November 1, 2008.

In April 2009, the FASB issued authoritative guidance to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. The guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. The guidance is effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company during the second quarter of fiscal 2010.  The adoption of the guidance did not have a material impact on the Company’s financial position or results of operations.  See additional disclosure in Note 13.

In April 2009, the FASB issued authoritative guidance to require disclosures about the fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. The guidance is effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company during the second quarter of fiscal 2010.  The adoption of the guidance did not have a material impact on the Company’s financial position or results of operations.  See additional disclosure in Note 13.

In May 2009, the FASB issued authoritative guidance, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted the guidance during the second quarter of fiscal 2010 and, accordingly, evaluates subsequent events through the date its financial statements are issued.  See Note 15 for additional information.

In June 2009, the FASB issued authoritative guidance, which establishes the FASB Accounting Standards Codification.  This has become the source of authoritative generally accepted accounting principles in the United States, and superseded all existing non-SEC accounting and reporting standards but does not change U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009, and was adopted by the Company during the third quarter of fiscal 2010.  Accordingly, references to standards issued prior to the codification have been replaced with a description of the applicable accounting guidance.

(2)           Earnings Per Share

Basic earnings per share represents net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represent net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with FASB issued authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities.  Under the two-class method, earnings attributable to nonvested restricted stockholders are excluded from net earnings attributable to common stockholders for purposes of calculating basic and diluted earnings per common share.

The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 31, 2009	Nov. 1, 2008	Oct. 31, 2009	Nov. 1, 2008
Net earnings attributable to Guess?, Inc.	$64,070	$64,017	$156,172	$165,650
Net earnings attributable to nonvested restricted stockholders	886	1,159	2,302	3,164
Net earnings attributable to common stockholders	$63,184	$62,858	$153,870	$162,486

Weighted average shares used in basic computations	90,941	92,438	90,765	92,799
Effect of dilutive securities:
Stock options and restricted stock units	837	702	651	734
Weighted average shares used in diluted computations	91,778	93,140	91,416	93,533

Net earnings per common share attributable to common stockholders:
Basic	$0.69	$0.68	$1.70	$1.75
Diluted	$0.69	$0.67	$1.68	$1.74

For the three months ended October 31, 2009 and November 1, 2008, equity awards granted for 650,361 and 763,050, respectively, of the Company’s common shares and for the nine months ended October 31, 2009 and November 1, 2008, equity awards granted for 1,365,817 and 573,319, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

In addition to the participating securities discussed above, the Company also excluded 563,400 nonvested stock options granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to certain performance-based annual vesting conditions which had not been achieved by October 31, 2009.  Assuming the current fiscal year’s annual performance criteria had been achieved as of October 31, 2009, the incremental dilutive impact would have been approximately 29,189 shares for the three-month period then ended.

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock (the “2008 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the nine months ended October 31, 2009, the Company repurchased 407,600 shares under the 2008 Share Repurchase Program at an aggregate cost of $5.3 million.  All such share repurchases were made during the three months ended May 2, 2009.

(3)           Stockholders’ Equity

A reconciliation of the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to noncontrolling interests for the nine months ended October 31, 2009 is as follows (in thousands):

	Comprehensive Income (Loss)	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity
Balances at January 31, 2009		$773,001	$2,453	$775,454
Issuance of common stock under stock compensation plans, net of tax effect		3,126	—	3,126
Issuance of stock under ESPP		1,026	—	1,026
Stock based compensation		19,447	—	19,447
Dividends		(30,008)	—	(30,008)
Purchase of treasury stock		(5,309)	—	(5,309)
Redeemable noncontrolling interest		(415)	—	(415)
Noncontrolling interest capital contribution		—	650	650
Noncontrolling interest capital distribution		(109)	(1,202)	(1,311)
Comprehensive income (loss):
Net earnings	$158,419	156,172	2,247	158,419
Foreign currency translation adjustment (a)	44,852	44,277	575	44,852
Unrealized loss on hedges, net of income tax of $2,734 (b)	(10,219)	(10,219)	—	(10,219)
Unrealized gain on investments, net of income tax of $49 (b)	98	98	—	98
SERP prior service cost, net of income tax of $439 (b)	868	868	—	868
Total comprehensive income (c)	$194,018
Balances at October 31, 2009		$951,955	$4,723	$956,678

(a) The gain of $44.9 million related to foreign currency translation adjustments for the nine months ended October 31, 2009 reflects the impact of the strengthening of certain foreign currencies relative to the U.S. dollar during that period.  As of October 31, 2009, approximately 51% of the Company’s assets were denominated in currencies other than the U.S. dollar.

(b) The consolidated statement of comprehensive income is presented net of taxes.  The income tax expense on unrealized gain on hedges, unrealized loss on investments and Supplemental Executive Retirement Plan (“SERP”) prior service cost and actuarial valuation loss amortization were $3.5 million, $0.2 million and $0.7 million, respectively, for the nine months ended November 1, 2008.

(c) Total comprehensive income consists of net earnings, SERP related prior service cost, unrealized gains or losses on investments available for sale, foreign currency translation adjustments and the effective portion of the change in the fair value of cash flow hedges.

(4)           Accounts Receivable

Accounts receivable consists of trade receivables primarily relating to the Company’s wholesale businesses in Europe, North America and Asia. The Company provided for allowances relating to these receivables of $26.9 million and $21.3 million at October 31, 2009 and January 31, 2009, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $23.4 million and $20.7 million at October 31, 2009 and January 31, 2009, respectively, for which the Company recorded an allowance for doubtful accounts of $0.6 million and $0.5 million at October 31, 2009 and January 31, 2009, respectively.  The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)           Inventories

Inventories consist of the following (in thousands):

	Oct. 31, 2009	Jan. 31, 2009
Raw materials	$9,464	$8,615
Work in progress	2,760	2,286
Finished goods	249,656	228,774
	$261,880	$239,675

As of October 31, 2009 and January 31, 2009, inventories had been written down to the lower of cost or market by $20.1 million and $20.0 million, respectively.

(6)           Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year.  The Company’s effective income tax rate decreased to 33.0% for the nine months ended October 31, 2009 from 34.9% in the nine months ended November 1, 2008 primarily due to a higher estimated proportion of annual earnings in lower tax jurisdictions.

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

Net revenue and earnings from operations are summarized as follows for the three and nine months ended October 31, 2009 and November 1, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 31, 2009	Nov. 1, 2008	Oct. 31, 2009	Nov. 1, 2008
Net revenue:
Retail operations	$239,518	$235,074	$674,538	$689,371
Wholesale operations	86,651	78,760	215,265	226,257
European operations	168,829	186,160	524,686	539,057
Licensing operations	27,814	27,934	71,947	77,635
	$522,812	$527,928	$1,486,436	$1,532,320

Earnings (loss) from operations:
Retail operations	$33,110	$27,378	$81,325	$80,358
Wholesale operations	17,717	13,839	35,031	37,184
European operations	40,801	49,541	116,233	129,628
Licensing operations	24,176	24,075	61,863	66,852
Corporate overhead	(16,830)	(15,453)	(56,330)	(53,707)
	$98,974	$99,380	$238,122	$260,315

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(8)           Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	Oct. 31, 2009	Jan. 31, 2009
Short-term borrowings with European banks	$13	$22,304
European capital lease, maturing quarterly through 2016	17,174	16,300
Other	847	—
	18,034	38,604
Less current installments	2,577	24,018
Long-term borrowings and capital lease obligations	$15,457	$14,586

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. At October 31, 2009, the Company had $12.7 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $239.7 million, limited primarily by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at October 31, 2009, the Company could have borrowed up to approximately $232.0 million under these agreements. However, the Company’s ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At October 31, 2009, the Company had negligible outstanding borrowings and $13.3 million in outstanding documentary letters of credit under these agreements. The agreements are primarily denominated in Euros and provide for annual interest rates ranging from 0.7% to 3.5%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for $22.1 million that has a minimum net equity requirement, there are no other financial ratio covenants.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At October 31, 2009, the capital lease obligation was $17.2 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that results in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of October 31, 2009 was approximately $0.8 million.

From time-to-time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

(9)           Share-Based Compensation

The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and nine months ended October 31, 2009 and November 1, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 31, 2009	Nov. 1, 2008	Oct. 31, 2009	Nov. 1, 2008
Stock options	$2,140	$1,456	$5,763	$4,202
Nonvested stock awards/units	4,214	4,575	13,377	12,381
Employee Stock Purchase Plan	57	95	307	470
Total stock-based compensation expense	$6,411	$6,126	$19,447	$17,053

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $16.7 million and $38.8 million, respectively, as of October 31, 2009.  This unrecognized expense assumes the performance-based equity awards vest in the future. This cost is expected to be recognized over a weighted-average period of 1.7 years.  The weighted average fair values of stock options granted during the nine months ended October 31, 2009 and November 1, 2008 were $8.94 and $16.35, respectively.

On April 14, 2009, the Company made an annual grant of 1,105,400 stock options and 106,400 nonvested stock awards/units to its employees.

On May 1, 2008, the Company granted an aggregate of 167,000 nonvested stock awards to certain employees which are subject to certain annual performance-based vesting conditions over a five-year period.  On October 30, 2008, the Company granted an aggregate of 563,400 nonvested stock options to certain employees which are scheduled to vest over a four-year period, subject to the achievement of performance-based vesting conditions for fiscal 2010.  During the first quarter of fiscal 2010, the Compensation Committee determined that the performance goals established in the prior year were no longer set at an appropriate level to incentivize and help retain employees given the greater than previously anticipated deterioration of the economy that had occurred since the goals were established. In April 2009, the Compensation Committee modified the performance goals of the outstanding performance-based stock awards and options to address the challenges associated with the current economic environment. The modifications did not have a material impact on the consolidated financial statements of the Company.

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

Leases

The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect at October 31, 2009 with expiration dates in February 2010, December 2014 and July 2018.

Aggregate rent expense under these related party leases for the nine months ended October 31, 2009 and November 1, 2008 was $2.9 million and $2.8 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements

The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through an independent third party management company contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management company, the Company has chartered and may from time-to-time continue to charter aircraft owned by MPM Financial at a discount from the third party management company’s preferred customer hourly charter rates. The total fees paid under these arrangements for the nine months ended October 31, 2009 and November 1, 2008 were approximately $0.5 million and $1.2 million, respectively.

These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

(11)         Commitments and Contingencies

Leases

The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through September 2027. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 6%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through August 2013.

Incentive Bonuses

Certain officers and key employees of the Company are eligible to receive annual cash incentive bonuses based on the achievement of certain performance criteria. These bonuses are based on performance measures such as earnings per share and earnings from operations of the Company or particular segments thereof, as well as other objective and subjective criteria as determined by the Compensation Committee of the Board of Directors. In addition to such annual incentive opportunities, Paul Marciano, Chief Executive Officer and Vice Chairman of the Company, is entitled to receive a $3.5 million special cash bonus in December 2012, subject to the receipt by the Company of a fixed cash rights payment of $35.0 million that is due in January 2012 from one of its licensees. In connection with this special bonus, the Company will accrue an expense of $3.5 million, plus applicable payroll taxes, through December 2012.

Litigation

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian subsidiary, Maco Apparel S.p.A. (“Maco”), which the Company acquired in 2005. Prior to the acquisition, Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. The Customs Authorities contended that the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Company disagreed with this position and disputed the assessment in a series of hearings on the matter with the Florence Provincial Tax Commission beginning in October 2007. At the request of a judge from the Tax Commission, the Company and the Customs Authorities entered into settlement discussions in 2009. These discussions ultimately led to the execution of a full out-of-court settlement agreement in October 2009, which should be final by December 31, 2009. The settlement was consistent in amount with the Company’s previous accrual recorded in the fourth quarter of fiscal year 2009 and did not include any admission of liability or wrongdoing on the part of the Company. The resolution of this matter did not have a material impact on the Company’s financial results or financial position.

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

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. No material amounts were accrued as of October 31, 2009 related to any of the Company’s legal proceedings.

(12)         Supplemental Executive Retirement Plan

The components of net periodic pension cost for the three and nine months ended October 31, 2009 and November 1, 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 31, 2009	Nov. 1, 2008	Oct. 31, 2009	Nov. 1, 2008
Service cost	$53	$61	$159	$183
Interest cost	513	579	1,539	1,737
Net amortization of unrecognized prior service cost	436	436	1,308	1,308
Net amortization of actuarial losses	—	232	—	696
Net periodic defined benefit pension cost	$1,002	$1,308	$3,006	$3,924

As a non-qualified pension plan, no funding of the SERP is required. However, the Company expects to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender value of the insurance policies was $20.7 million as of October 31, 2009 and is included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. As a result of the change in value of the insurance policy investments, the Company recorded in other income and expenses the mark-to-market gain of $0.7 million and $2.9 million during the three and nine months ended October 31, 2009, respectively, and the mark-to market loss of $2.0 million and $2.5 million during the three and nine months ended November 1, 2008, respectively.

(13)         Fair Value Measurements

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 31, 2009 and January 31, 2009 (in thousands):

	Fair Value Measurements at Oct. 31, 2009				Fair Value Measurements at Jan. 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$970	$—	$970	$—	$21,737	$—	$21,737
Securities available for sale	391	—	—	391	712	—	—	712
Total	$391	$970	$—	$1,361	$712	$21,737	$—	$22,449
Liabilities:
Foreign exchange currency contracts	$—	$7,421	$—	$7,421	$—	$—	$—	$—
Interest rate swaps	—	1,222	—	1,222	—	574	—	574
Deferred compensation obligations	—	11,184	—	11,184	—	7,287	—	7,287
Total	$—	$19,827	$—	$19,827	$—	$7,861	$—	$7,861

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

The carrying amount of the Company’s financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At October 31, 2009, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.

Investments are recorded at fair value and consist of certain marketable equity securities of $0.4 million and $0.7 million at October 31, 2009 and January 31, 2009, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income. The accumulated unrealized losses, net of taxes, included in accumulated other comprehensive income related to marketable equity securities owned by the Company at October 31, 2009 and January 31, 2009 were $0.1 million and $0.2 million, respectively.

Long-lived assets, such as property, plant, and equipment, and purchased intangibles that are subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets that are to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by such asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of such asset exceeds its fair value. The fair value calculation requires management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in the future cash flows. The estimated cash flows used for this nonrecurring fair value measurement is considered a Level 3 input as defined above.

(14)         Derivative Financial Instruments

The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules as required by authoritative guidance for certain of these hedges.

In March 2008, the FASB expanded required disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  The Company adopted the provisions of the new guidance on February 1, 2009 and the required disclosures are provided below.

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

The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of October 31, 2009, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.

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

The fair value of derivative instruments in the consolidated balance sheet as of October 31, 2009 was as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	$492	Current liabilities	$2,441
Total derivatives designated as hedging instruments		492		2,441

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	478	Current liabilities	4,980
Interest rate swaps		—	Current liabilities	1,222
Total derivatives not designated as hedging instruments		478		6,202

Total derivatives		$970		$8,643

The following table summarizes the gains (losses) recognized on the derivative instruments in other comprehensive income (“OCI”) and net earnings for the three and nine months ended October 31, 2009 (in thousands):

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss)	Gain/(Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended Oct. 31, 2009	Nine Months Ended Oct. 31, 2009	Reclassified from Accumulated OCI into Income (1)	Three Months Ended Oct. 31, 2009	Nine Months Ended Oct. 31, 2009
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$120	$(5,501)	Cost of sales	$1,394	$6,748

Foreign exchange currency contracts	$58	$(198)	SG&A expenses	$75	$284

Foreign exchange currency contracts	$(206)	$(301)	Other expense	$(66)	$(80)

(1) The ineffective portion was immaterial during the three and nine months ended October 31, 2009 and was recorded in net earnings and included in interest income/expense.

	Location of	Gain/(Loss) Recognized in Income
	Gain/(Loss) Recognized in Income	Three Months Ended Oct. 31, 2009	Nine Months Ended Oct. 31, 2009
Derivatives not designated as hedging instruments:

Foreign exchange currency contracts	Other expense	$(3,059)	$(16,015)

Interest rate swaps	Other expense/interest expense	$(144)	$(515)

Forward Contracts Designated as Cash Flow Hedges

During the nine months ended October 31, 2009, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$81.9 million and US$40.0 million, respectively, to hedge forecasted intercompany royalties and merchandise purchases that were designated as cash flow hedges.  As of October 31, 2009, the Company had forward contracts outstanding for its European and Canadian operations of US$76.9 million and US$38.7 million, respectively, that are expected to mature over the next 14 months and Swiss Franc-Euro forward contracts outstanding for its European operations of CHF4.5 million that are expected to mature over the next two months. The Company’s derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. U.S. dollar forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as cash flow hedges, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold.  The Company also hedges forecasted intercompany royalties over specific months. Changes in the fair value of these U.S. dollar forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in other income/expense in the period in which the royalty expense is incurred.

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

As of October 31, 2009, accumulated other comprehensive income included an unrealized loss of approximately US$1.5 million, net of tax, that will be recognized as a net increase to cost of goods sold, other income/expense or SG&A over the following 12 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At October 31, 2009, the net unrealized loss of the remaining open forward contracts recorded in the condensed consolidated balance sheet was approximately US$1.9 million.

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

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Three Months Ended Oct. 31, 2009	Nine Months Ended Oct. 31, 2009
Beginning balance gain (loss)	$(174)	$8,763
Net loss from changes in cash flow hedges	(140)	(4,813)
Net gains reclassified to income	(1,142)	(5,406)
Ending balance gain (loss)	$(1,456)	$(1,456)

Foreign Currency Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes.  Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.  For the nine months ended October 31, 2009, the Company recorded a net loss of US$16.0 million for the Canadian dollar, Euro, British Pound and Swiss Franc foreign currency contracts, which has been included in other income and expense.  At October 31, 2009, the Company had Canadian dollar foreign currency contracts to purchase US$41.3 million expected to mature over the next 11 months, Euro foreign currency contracts to purchase US$122.3 million expected to mature over the next 15 months, Euro foreign currency contracts to purchase CHF2.2 million expected to mature over the next two months and Euro foreign currency contracts to purchase GBP6.0 million expected to mature over the next five months.  At October 31, 2009, the net unrealized losses of these Canadian dollar, Euro, Swiss Franc and British Pound forward contracts recorded on the condensed consolidated balance sheet were approximately US$4.5 million.

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

(15)         Subsequent Events

On November 30, 2009, the Company announced a regular quarterly cash dividend of $0.125 per share on the Company’s common stock. The cash dividend will be paid on December 31, 2009 to stockholders of record as of the close of business on December 16, 2009.

The Company has evaluated subsequent events through December 9, 2009, the date of issuance of the Company’s condensed consolidated financial statements.

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

The three and nine months ended October 31, 2009 had the same number of days as the three and nine months ended November 1, 2008.

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

Executive Summary

Global Economic Developments

The state of the global economy continued to negatively impact our results for the third quarter of fiscal 2010. While we have seen some signs of stabilization, these unfavorable macroeconomic conditions may continue to have a negative effect on our business for at least the remainder of the fiscal year.

The deterioration in the global economic environment has also resulted in significant volatility in the global currency markets.  Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the Canadian dollar, the Euro and the Korean Won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During the first half of fiscal 2010, the U.S. dollar strengthened significantly against these currencies versus the comparable prior year period, negatively impacting the translation of our international revenues and earnings during that period. However, during the third quarter of fiscal 2010, the average exchange rates for these currencies were relatively comparable to the prior year third quarter. As a result, the impact of foreign currency translation to our third quarter results was generally insignificant.

In addition, some of our transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, exposing them to exchange rate fluctuations when converted to their local currencies. These transactions include U.S. dollar denominated purchases of merchandise and intercompany liabilities. Fluctuations in exchange rates can impact the profitability of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. The Company enters into derivative financial instruments, including forward exchange contracts and currency swaps, to manage exchange risk on certain foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

The Company

Net earnings attributable to Guess?, Inc. was $64.1 million, or diluted earnings of $0.69 per common share, for the quarter ended October 31, 2009, compared to net earnings attributable to Guess?, Inc. of $64.0 million, or diluted earnings of $0.67 per common share, for the quarter ended November 1, 2008. The adoption of the FASB issued authoritative guidance during the first quarter ended May 2, 2009, which requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share, negatively impacted diluted earnings per common share by $0.01 and $0.02 for the quarters ended October 31, 2009 and November 1, 2008, respectively. Refer to Note 2 of the Condensed Consolidated Financial Statements for further information.

Total net revenues decreased 1.0% to $522.8 million for the quarter ended October 31, 2009, from $527.9 million for the quarter ended November 1, 2008.  The slight decrease in total net revenues was primarily driven by lower revenues in Europe, as a result of a shift in wholesale shipments into the second quarter of the current fiscal year that would have been delivered in the third quarter if shipments had been consistent with the prior fiscal year. The impact of this shift was mostly offset by revenue growth in our European retail operations and increased revenues in our North American retail segment and our wholesale segment, which includes our Asian business.

Gross margin (gross profit as a percentage of total net revenues) declined 50 basis points to 45.3% for the quarter ended October 31, 2009 compared to the same prior year period. The decline was primarily attributable to occupancy deleverage in our European segment as a result of a larger mix of European retail stores, partially offset by higher product margins in all segments. In addition, the change in sales mix among our segments compared to the prior year period also contributed to the overall gross margin decline.

Selling, general and administrative (“SG&A”) expenses decreased 3.2% to $137.9 million for the quarter ended October 31, 2009, compared to $142.4 million for the quarter ended November 1, 2008. The decrease was driven by both lower marketing expenses and lower wholesale variable selling expenses in Europe as a result of the lower European wholesale sales. The decrease was partially offset by higher European retail selling expenses due to more retail stores in operation in Europe, as well as higher compensation related expenses. SG&A expense as a percentage of revenues (“SG&A rate”) improved by 60 basis points to 26.4% for the quarter ended October 31, 2009, compared to the prior year quarter.

Earnings from operations decreased 0.4% to $99.0 million for the quarter ended October 31, 2009, compared to $99.4 million for the same period a year ago. Operating margin increased slightly to 18.9% for the quarter ended October 31, 2009 compared to 18.8% in the prior year quarter.

Other expense, net, (including interest income and expense) totaled $1.8 million for the quarter ended October 31, 2009, compared to $3.4 million for the quarter ended November 1, 2008. The net charge for the quarter ended October 31, 2009 includes mark-to-market losses related to the revaluation of foreign currency forward contracts and other foreign currency transactions, partially offset by mark-to-market gains related to our insurance policy investments.

Our effective income tax rate of 33% for the quarter ended October 31, 2009 was consistent with the prior year quarter’s effective tax rate.

The Company had $344.9 million in cash and cash equivalents as of October 31, 2009, up $108.3 million, compared to $236.6 million as of November 1, 2008. Total debt, including capital lease obligations, as of October 31, 2009, was $18.0 million, down $42.0 million from $60.0 million as of November 1, 2008. Accounts receivable increased by $18.8 million, or 6.3%, to $318.5 million at October 31, 2009, compared to $299.7 million at November 1, 2008. The accounts receivable balance at October 31, 2009 included a positive translation impact of approximately $33.7 million due to currency fluctuations compared to the prior year quarter end. Inventory increased by $8.9 million, or 3.5%, to $261.9 million as of October 31, 2009, compared to $253.0 million as of November 1, 2008.

Retail

Our retail segment, comprising North American full-priced retail stores, factory outlet stores and e-commerce, generated net sales of $239.5 million during the quarter ended October 31, 2009, an increase of $4.4 million, or 1.9%, from $235.1 million in the same prior year period. The increase was driven by a larger store base, which represented a net 3.6% increase in average square footage compared to the prior year quarter. The increase was partially offset by a decline in comparable stores sales of 3.4% for the quarter ended October 31, 2009, compared to the prior year quarter. Retail earnings from operations increased by $5.7 million, or 20.9%, to $33.1 million for the quarter ended October 31, 2009, compared to $27.4 million in the same prior year period. The increase in earnings from operations was primarily due to higher gross profit due to the higher sales, improved product margins and operating expense reductions. Operating margin increased by 220 basis points to 13.8% for the quarter ended October 31, 2009, compared to 11.6% for the quarter ended November 1, 2008. The increase in operating margin was driven by lower operating expenses and improved product margins.

In the quarter, we opened two new stores in the U.S. and Canada. At October 31, 2009, we operated 433 stores in the U.S. and Canada, comprised of 193 full-priced GUESS? retail stores, 107 GUESS? factory outlet stores, 52 GUESS by MARCIANO stores, 43 G by GUESS stores and 38 GUESS? Accessories stores. This compares to 422 stores as of November 1, 2008.

Wholesale

Wholesale segment revenues increased by $7.9 million, or 10.0%, to $86.7 million for the quarter ended October 31, 2009, from $78.8 million in the same prior year period. This increase was driven by higher sales in our Asian business, partially offset by lower sales in our North American wholesale business. Wholesale earnings from operations increased by $3.9 million, or 28.0%, to $17.7 million for the quarter ended October 31, 2009, compared to $13.8 million in the same prior year period. Operating margin increased by 280 basis points to 20.4% for the quarter ended October 31, 2009, compared to 17.6% for the quarter ended November 1, 2008. The operating margin expansion was primarily driven by SG&A expense leverage in both North America and Asia and occupancy leverage in Asia. The higher mix of our Asian business partially offset some of this margin expansion, as that business operates with a lower operating margin than the rest of the wholesale segment.

Europe

In Europe, revenues decreased by $17.4 million, or 9.3%, to $168.8 million for the quarter ended October 31, 2009, compared to $186.2 million in the same prior year period. The decrease was primarily driven by lower sales in the wholesale business as a result of a shift in wholesale shipments into the second quarter of the current fiscal year that would have been delivered in the third quarter if shipments had been consistent with the prior fiscal year. The shift resulted from the planned launch of a pre-collection to our fall/winter season in our wholesale business. This decrease was partially offset by an increase in revenues in our owned retail business in the region. At October 31, 2009, we directly operated 77 stores in Europe compared to 54 stores at November 1, 2008. Earnings from operations from our European segment decreased by $8.7 million, or 17.6%, to $40.8 million for the quarter ended October 31, 2009, compared to $49.5 million in the prior year period. Operating margin decreased 240 basis points to 24.2% for the quarter ended October 31, 2009, compared to 26.6% for the prior year period. The decline resulted from an increase in the SG&A rate due to the lower sales and a higher occupancy rate, given our retail expansion in the region, partially offset by higher product margins.

Licensing

Our licensing royalty revenues and earnings from operations for the quarter ended October 31, 2009, were essentially flat at $27.8 million and $24.2 million, respectively, compared to $27.9 million and $24.1 million, respectively, for the same prior year period.

Corporate Overhead

Corporate overhead expenses increased by $1.3 million, or 8.9%, to $16.8 million for the quarter ended October 31, 2009, from $15.5 million in the same prior year period. The increase was driven by higher compensation related expenses, partially offset by lower professional fees and lower brand marketing expenses.

Global Store Count

In the quarter, together with our partners, we opened 49 new stores worldwide, including 30 stores in Europe and the Middle East, 15 stores in Asia, two stores in the U.S. and Canada and two stores in Central and South America.

We ended the third quarter of fiscal 2010 with 1,186 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores
United States and Canada	433	433

Europe and the Middle East	373	77

Asia	327	25

Other	53	13

Total	1,186	548

This store count does not include 203 concessions located primarily in South Korea and Greater China because of their smaller store size in relation to our standard international store size. Of the 753 stores located outside of the U.S. and Canada, 535 were GUESS? stores, 174 were GUESS? Accessories stores, and 44 were GUESS by MARCIANO stores.

RESULTS OF OPERATIONS

Three months ended October 31, 2009 and November 1, 2008

NET REVENUE. Net revenue for the quarter ended October 31, 2009 decreased by $5.1 million, or 1.0%, to $522.8 million, from $527.9 million for the quarter ended November 1, 2008. Revenues increased in our retail and wholesale segments, were essentially flat in our licensing segment, and declined in our European segment. The impact of currency translation on net revenues was not material.

Net revenue from retail operations increased by $4.4 million, or 1.9%, to $239.5 million for the quarter ended October 31, 2009, from $235.1 million for the quarter ended November 1, 2008. The increase was driven by an average of 17 net additional stores during the quarter ended October 31, 2009 resulting in a net 3.6% increase in average square footage compared to the prior year quarter. This was partially offset by a decline in comparable stores sales of 3.4%.

Net revenue from wholesale operations increased by $7.9 million, or 10.0%, to $86.7 million for the quarter ended October 31, 2009, from $78.8 million for the quarter ended November 1, 2008. The increase was driven by higher sales in our Asian business, partially offset by lower sales in our North American wholesale business. We continued to grow our Asian business, where we, along with our partners, opened 15 stores and 30 concessions during the quarter. Our U.S. wholesale business continued to be impacted by the economic downturn as department stores continued to anticipate lower consumer demand and managed their inventories tightly. Our products were sold in the U.S. in approximately 952 doors at the end of the quarter compared to approximately 1,057 doors at the end of the prior year quarter.

Net revenue from European operations decreased by $17.4 million, or 9.3%, to $168.8 million for the quarter ended October 31, 2009, from $186.2 million for the quarter ended November 1, 2008. The decrease was primarily driven by lower sales in the wholesale business as a result of a shift in wholesale shipments into the second quarter of the current fiscal year that would have been delivered in the third quarter if shipments had been consistent with the prior fiscal year. The shift resulted from the planned launch of a pre-collection to our fall/winter season in our wholesale business. This decrease was partially offset by an increase in our owned retail business in the region. At October 31, 2009, we directly operated 77 stores in Europe compared to 54 stores at the prior year quarter end.

Net royalty revenue from licensing operations was essentially flat at $27.8 million for the quarter ended October 31, 2009, from $27.9 million for the quarter ended November 1, 2008.

GROSS PROFIT. Gross profit decreased by $4.9 million, or 2.0%, to $236.9 million for the quarter ended October 31, 2009, from $241.8 million for the quarter ended November 1, 2008. The decrease in gross profit primarily resulted from the following:

•                 Gross profit for the retail segment increased by $2.7 million, or 3.2%, to $87.1 million for the quarter ended October 31, 2009, from $84.4 million in the prior year period. The increase in gross profit was driven by the overall increase in sales and the favorable impact of higher product margins, partially offset by higher occupancy costs as a result of the higher store count.

•                 Gross profit for the wholesale segment increased by $4.2 million, or 15.1%, to $31.5 million for the quarter ended October 31, 2009, from $27.3 million in the prior year period. The increase in gross profit was driven by higher sales in Asia, partially offset by lower sales in North America and higher occupancy expenses in Asia.

•                 Gross profit for the European segment decreased by $11.7 million, or 11.4%, to $90.5 million for the quarter ended October 31, 2009, from $102.2 million in the prior year period. The decrease in gross profit resulted from the lower sales due to the shift of wholesale shipments into the second quarter from the third quarter, partially offset by higher gross profit arising from expansion of the retail business and improved overall product margins.

•                 Gross profit for the licensing segment was essentially flat at $27.8 million for the quarter ended October 31, 2009, from $27.9 million in the prior year period.

Gross margin decreased 50 basis points to 45.3% for the quarter ended October 31, 2009, from 45.8% for the quarter ended November 1, 2008. The decline was primarily attributable to higher occupancy costs in our European segment as a result of a larger mix of European retail stores, partially offset by higher product margins in all segments. In addition, the change in sales mix among our segments compared to the prior year period also contributed to the overall gross margin decline.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in SG&A expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased by $4.5 million, or 3.2%, to $137.9 million for the quarter ended October 31, 2009, from $142.4 million for the quarter ended November 1, 2008. The decrease was driven by both lower marketing expenses and lower wholesale variable selling expenses in Europe as a result of the shift in European wholesale sales. The decrease was partially offset by higher European retail selling expenses due to retail expansion in Europe, as well as higher compensation related expenses. The Company improved its SG&A rate by 60 basis points to 26.4% for the quarter ended October 31, 2009, compared to 27.0% for the quarter ended November 1, 2008.

EARNINGS FROM OPERATIONS.  Earnings from operations decreased by $0.4 million, or 0.4%, to $99.0 million for the quarter ended October 31, 2009, compared with earnings from operations of $99.4 million for the quarter ended November 1, 2008.  The decrease in earnings from operations primarily resulted from the following:

•                  Earnings from operations for the retail segment increased by $5.7 million to $33.1 million for the quarter ended October 31, 2009, compared to $27.4 million for the quarter ended November 1, 2008. The increase in revenues, higher product margins and lower operating and overhead expenses drove the increase in earnings from operations.

•                 Earnings from operations for the wholesale segment increased by $3.9 million to $17.7 million for the quarter ended October 31, 2009, compared to $13.8 million for the quarter ended November 1, 2008. The increase in earnings from operations was mainly driven by revenue growth in Asia and lower operating and marketing expenses in North America.

•                  Earnings from operations for the European segment decreased $8.7 million to $40.8 million for the quarter ended October 31, 2009, compared to $49.5 million for the quarter ended November 1, 2008. The decrease was primarily due to the lower sales arising from the shift in deliveries discussed above, partially offset by growth in the retail business and higher overall product margins.

•                 Earnings from operations for the licensing segment was essentially flat at $24.2 million for the quarter ended October 31, 2009, compared to $24.1 million for the quarter ended November 1, 2008.

•                  Unallocated corporate overhead increased by $1.3 million to $16.8 million for the quarter ended October 31, 2009, compared to $15.5 million for the quarter ended November 1, 2008. The increase was driven by higher compensation related expenses, partially offset by lower professional fees and lower brand marketing expenses.

Operating margin increased 10 basis points to 18.9% for the quarter ended October 31, 2009 compared to 18.8% for the quarter ended November 1, 2008. The operating margin increase was due to the lower SG&A rate, mostly offset by the lower gross margin.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense decreased to $0.8 million for the quarter ended October 31, 2009, compared to $1.7 million for the quarter ended November 1, 2008. The decrease was due to a combination of lower average debt balances in Europe and lower average interest rates on the debt. Total debt at October 31, 2009 was $18.0 million, compared to $60.0 million at November 1, 2008, and was comprised of $0.9 million of short-term bank debt from our European operations and $17.1 million of capital lease obligations relating to our Italian building.  The average debt balance for the quarter ended October 31, 2009 was $22.1 million, versus an average debt balance of $79.2 million for the quarter ended November 1, 2008. Interest income decreased to $0.3 million for the quarter ended October 31, 2009, compared to $2.0 million for the quarter ended November 1, 2008, due to lower interest rates on invested cash, partially offset by higher average invested cash balances.

OTHER EXPENSE, NET. Other expense, net, was $1.3 million for the quarter ended October 31, 2009, compared to other expense, net, of $3.7 million for the quarter ended November 1, 2008.  Other expense, net, in the quarter ended October 31, 2009 primarily consisted of expenses related to net mark-to-market losses on the revaluation of foreign currency forward contracts and other foreign currency transactions, partially offset by mark-to-market gains on insurance policy investments.

INCOME TAXES.  Income tax expense for the quarter ended October 31, 2009 was $32.1 million, or a 33.0% effective tax rate, compared to income tax expense of $31.7 million, or a 33.1% effective tax rate, for the quarter ended November 1, 2008.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the quarter ended October 31, 2009 was $1.0 million, net of taxes, compared to $0.2 million, net of taxes, for the quarter ended November 1, 2008. The increase was due to higher earnings from our Mexico and Focus operations.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. increased slightly to $64.1 million for the quarter ended October 31, 2009, from $64.0 million for the quarter ended November 1, 2008. Diluted earnings per share increased to $0.69 per share for the quarter ended October 31, 2009 compared to $0.67 per share for the quarter ended November 1, 2008.

Nine months ended October 31, 2009 and November 1, 2008

NET REVENUE. Net revenue for the nine months ended October 31, 2009 decreased by $45.9 million, or 3.0%, to $1,486.4 million, from $1,532.3 million for the nine months ended November 1, 2008. All of our segments reported lower revenues in the nine months ended October 31, 2009 compared to the same prior year period. Currency translation fluctuations relating to all our foreign operations unfavorably impacted net revenue by $81.6 million.

Net revenue from retail operations decreased by $14.9 million, or 2.2%, to $674.5 million for the nine months ended October 31, 2009, from $689.4 million for the nine months ended November 1, 2008. The decline in comparable stores sales of 8.6%, which included an unfavorable translation impact of currency fluctuations, was partially offset by an average of 32 net additional stores during the nine months ended October 31, 2009, resulting in a net 6.9% increase in average square footage compared to the same prior year period. Currency translation fluctuations relating to our Canadian retail stores unfavorably impacted net revenue in our retail segment by $14.0 million.

Net revenue from wholesale operations decreased by $11.0 million, or 4.9%, to $215.3 million for the nine months ended October 31, 2009, from $226.3 million for the nine months ended November 1, 2008. The decrease was driven by lower North American wholesale sales. Our U.S. wholesale business continued to be impacted by the economic downturn as department stores continued to anticipate lower consumer demand and managed their inventories tightly. The decline in North America was partially offset by growth in our Asian business, with revenue increases in both South Korea and Greater China. Currency translation fluctuations relating to our South Korean and Canadian operations unfavorably impacted net revenue in our wholesale segment by $15.6 million.

Net revenue from European operations decreased by $14.4 million, or 2.7%, to $524.7 million for the nine months ended October 31, 2009, from $539.1 million for the nine months ended November 1, 2008. Our European wholesale business was negatively impacted by a shift of deliveries into the fourth quarter of fiscal 2009 that would normally have occurred in the first quarter of fiscal 2010. The impact of the shift was partially mitigated by the expansion of our European retail operations as we opened new stores. The strengthening of the U.S. dollar compared to the prior year unfavorably impacted net revenues in our European segment by $48.2 million for the nine-month period.

Net royalty revenue from licensing operations decreased by $5.7 million, or 7.3%, to $71.9 million for the nine months ended October 31, 2009, from $77.6 million for the nine months ended November 1, 2008. This decrease was driven primarily by lower royalties from watch product sales.

GROSS PROFIT. Gross profit decreased by $49.0 million, or 7.1%, to $646.2 million for the nine months ended October 31, 2009, from $695.2 million for the nine months ended November 1, 2008. The decrease in gross profit primarily resulted from the following:

•                 Gross profit for the retail segment decreased by $10.4 million, or 4.2%, to $238.4 million for the nine months ended October 31, 2009, from $248.8 million in the prior year period. The overall decline in sales, the higher occupancy costs associated with the increased store count, and the unfavorable translation impact of currency fluctuations were the main drivers of the decrease in gross profit. These were partially offset by the benefit of higher product margins.

•                 Gross profit for the wholesale segment decreased by $5.1 million, or 6.6%, to $71.9 million for the nine months ended October 31, 2009, from $77.0 million in the prior year period. The decrease in gross profit was primarily due to a decline in sales and product margins in our North American wholesale business and an unfavorable currency translation impact due to the stronger U.S. dollar compared to the Korean Won.  These were partially offset by higher sales and improved product margins in our Asian business.

•                 Gross profit for the European segment decreased by $27.9 million, or 9.6%, to $263.9 million for the nine months ended October 31, 2009, from $291.8 million in the prior year period. The lower gross profit resulted from the unfavorable impact of the stronger U.S. dollar compared to the Euro on both the translation of the segment gross profit into U.S. dollars and on product margins for those products purchased in U.S. dollars. In addition, the impact of the shift of deliveries described above also contributed to the lower gross profit, partially offset by higher gross profit resulting from the expansion of our owned retail business.

•                 Gross profit for the licensing segment decreased by $5.7 million, or 7.3%, to $71.9 million for the nine months ended October 31, 2009, from $77.6 million in the prior year period.

Gross margin decreased 190 basis points to 43.5% for the nine months ended October 31, 2009, from 45.4% for the nine months ended November 1, 2008. The decline was attributable to lower product margins in our European segment and occupancy deleverage in our retail and European segments.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased by $26.9 million, or 6.2%, to $408.0 million for the nine months ended October 31, 2009, from $434.9 million for the nine months ended November 1, 2008. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A by $19.6 million. The decrease was also driven by both lower marketing expenses and volume related expenses. The decrease was partially offset by higher European retail selling expenses due to retail expansion in Europe, as well as higher compensation related expenses. The Company reduced the SG&A rate by 90 basis points to 27.5% for the nine months ended October 31, 2009, compared to 28.4% for the nine months ended November 1, 2008.

EARNINGS FROM OPERATIONS.  Earnings from operations decreased by $22.2 million, or 8.5%, to $238.1 million for the nine months ended October 31, 2009, from $260.3 million for the nine months ended November 1, 2008.  The decrease in earnings from operations primarily resulted from the following:

•                 Earnings from operations for the retail segment increased by $0.9 million to $81.3 million for the nine months ended October 31, 2009, compared to $80.4 million for the nine months ended November 1, 2008. The increase in earnings from operations was driven by lower operating and marketing expenses partially offset by lower gross profit. Currency translation fluctuations unfavorably impacted earnings from operations in our retail segment by $2.4 million relating to our Canadian retail stores.

•                 Earnings from operations for the wholesale segment decreased by $2.2 million to $35.0 million for the nine months ended October 31, 2009, compared to $37.2 million for the nine months ended November 1, 2008. The decrease in earnings from operations was mainly driven by lower sales volume and gross margin in the North American wholesale business and the unfavorable translation impact of the stronger U.S. dollar on the South Korean business. This was partially offset by sales growth in Asia and lower operating and marketing expenses in North America. The currency translation fluctuations, related to both our South Korean and Canadian operations, unfavorably impacted earnings from operations in our wholesale segment by $1.9 million.

•                 Earnings from operations for the European segment decreased $13.4 million to $116.2 million for the nine months ended October 31, 2009, compared to $129.6 million for the nine months ended November 1, 2008. The decrease was primarily due to the unfavorable impact of currency fluctuations on both the translation of earnings from operations as well as on product margins and the shift of deliveries described above. Currency translation fluctuations unfavorably impacted earnings from operations in our European segment by $9.9 million.

•                 Earnings from operations for the licensing segment decreased by $5.0 million to $61.9 million for the nine months ended October 31, 2009, compared to $66.9 million for the nine months ended November 1, 2008. The decrease was the result of the lower royalty revenues discussed above.

•                  Unallocated corporate overhead increased by $2.6 million to $56.3 million for the nine months ended October 31, 2009, compared to $53.7 million for the nine months ended November 1, 2008. The increase was primarily due to higher compensation related costs, partially offset by lower brand marketing expenses.

Operating margin declined 100 basis points to 16.0% for the nine months ended October 31, 2009, compared to 17.0% for the nine months ended November 1, 2008. The lower gross margin, partially offset by the lower SG&A rate, resulted in the operating margin decline.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense decreased to $1.7 million for the nine months ended October 31, 2009, compared to $3.5 million for the nine months ended November 1, 2008. The decrease was due to a combination of lower average debt balances in Europe and lower average interest rates on the debt. Total debt at October 31, 2009 was $18.0 million, and was comprised of $0.9 million of short-term bank debt from our European operations and $17.1 million of capital lease obligations relating to our Italian building.  The average debt balance for the nine months ended October 31, 2009 was $49.4 million, versus an average debt balance of $65.2 million for the nine months ended November 1, 2008. Interest income decreased to $1.5 million for the nine months ended October 31, 2009, compared to $5.1 million for the nine months ended November 1, 2008, due to lower interest rates on invested cash, partially offset by higher average invested cash balances.

OTHER EXPENSE, NET. Other expense, net, was $1.4 million for the nine months ended October 31, 2009, compared to other expense, net, of $5.3 million for the nine months ended November 1, 2008.  Other expense, net, in the nine months ended October 31, 2009 primarily consisted of expenses related to net mark-to-market losses on the revaluation of foreign currency forward contracts and other foreign currency transactions, partially offset by mark-to-market gains on insurance policy investments.

INCOME TAXES.  Income tax expense for the nine months ended October 31, 2009 was $78.0 million, or a 33.0% effective tax rate, compared to income tax expense of $89.5 million, or a 34.9% effective tax rate, for the nine months ended November 1, 2008. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.  The lower tax rate in the current nine-month period was due to a higher proportion of earnings in lower tax jurisdictions.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the nine months ended October 31, 2009 was $2.2 million, net of taxes, as compared to $1.3 million, net of taxes, for the nine months ended November 1, 2008. The increase was due to higher earnings from our Mexico and Focus operations.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. decreased by $9.5 million, or 5.7%, to $156.2 million for the nine months ended October 31, 2009, from $165.7 million for the nine months ended November 1, 2008. Diluted earnings per share decreased to $1.68 per share for the nine months ended October 31, 2009 compared to $1.74 per share for the nine months ended November 1, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the nine months ended October 31, 2009, the Company relied on trade credit, available cash, short-term borrowings from our European bank facilities, real estate leases, and internally generated funds to finance our operations and expansion. The Company anticipates that it will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and dividend payments to stockholders, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe, as described below under “— Credit Facilities.” As of October 31, 2009, the Company had cash and cash equivalents of $344.9 million. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in four diversified money market funds. The funds are all AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. As of October 31, 2009, we do not have any exposure to auction-rate security investments in these funds. Please see “— Important Notice Regarding Forward-Looking Statements” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

The Company has presented below the cash flow performance comparison of the nine months ended October 31, 2009 versus the nine months ended November 1, 2008.

Operating Activities

Net cash provided by operating activities was $165.4 million for the nine months ended October 31, 2009, compared to $93.4 million for the nine months ended November 1, 2008, or an improvement of $72.0 million. The increase was primarily due to the favorable impact of working capital changes on operating cash flows as a result of the lower growth in accounts receivable and inventory during the nine months ended October 31, 2009, compared to the growth in the comparable prior year period. These favorable changes were partially offset by a larger decrease in accrued liabilities during the nine months ended October 31, 2009, compared to the decline in the comparable prior year period. In addition, net earnings decreased by $8.6 million when comparing the nine months ended October 31, 2009 to the prior year period.

At October 31, 2009, the Company had working capital (including cash and cash equivalents) of $703.9 million compared to $558.3 million at January 31, 2009 and $511.0 million at November 1, 2008. The Company’s primary working capital needs are for inventory and accounts receivable. Accounts receivable at October 31, 2009 amounted to $318.5 million, up $18.8 million, compared to $299.7 million at November 1, 2008.  The accounts receivable balance at October 31, 2009 included a positive translation impact of approximately $33.7 million due to currency fluctuations compared to November 1, 2008. Approximately $174.5 million of our European, Canadian and U.S. receivables, or 54.8% of the $318.5 million in accounts receivable at October 31, 2009 were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at October 31, 2009 amounted to $261.9 million compared to $253.0 million at November 1, 2008.

Investing Activities

Net cash used in investing activities was $66.1 million for the nine months ended October 31, 2009, compared to $82.4 million for the nine months ended November 1, 2008. Cash used in investing activities related primarily to capital expenditures incurred on new store openings and existing store remodeling programs in the U.S. and Canada, expansion of our European retail business and infrastructure, expansion of our Asian business, improvements to headquarter buildings, investments in information systems and other enhancements.

The lower level of spending on new stores and remodeling of existing stores in the U.S. and Canada during the nine months ended October 31, 2009 was the main driver of the lower cash used in investing activities compared to the prior year period, partially offset by improvements to headquarter buildings in the current year period. During the nine months ended October 31, 2009, the Company opened 13 new stores in the U.S. and Canada, 12 owned stores in Europe, two owned stores in Mexico and three owned stores in Asia compared to 50 new stores in the U.S. and Canada, 14 owned stores in Europe, three owned stores in Mexico and five owned stores in Asia that were opened in the comparable prior year period.

The lower cash used in investing activities for the nine months ended October 31, 2009, compared to the prior year period can also be attributed to the unfavorable net cash settlement of forward contracts during the prior year period.

Financing Activities

Net cash used in financing activities was $54.4 million for the nine months ended October 31, 2009, compared to $41.2 million for the nine months ended November 1, 2008. The increase in net cash used in financing activities in the current period compared to the prior year period was primarily due to repayments of borrowings and increased dividends during the current year, partially offset by higher repurchases of shares of the Company’s common stock under the 2008 Share Repurchase Program during the prior year period.

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

On August 26, 2009, the Company announced a quarterly cash dividend of $0.125 per share on the Company’s common stock. The cash dividend was paid on September 25, 2009 to stockholders of record as of the close of business on September 9, 2009.

On November 30, 2009, the Company announced a quarterly cash dividend of $0.125 per share on the Company’s common stock. The cash dividend will be paid on December 31, 2009 to stockholders of record as of the close of business on December 16, 2009.

Capital Expenditures

Gross capital expenditures totaled $61.9 million, before deducting lease incentives of $4.8 million, for the nine months ended October 31, 2009. This compares to gross capital expenditures of $69.4 million, before deducting lease incentives of $6.8 million, for the nine months ended November 1, 2008. The Company’s capital expenditures for the full fiscal year 2010 could reach up to $87.0 million (before deducting estimated lease incentives of approximately $7.0 million), primarily for retail store expansion of approximately 17 stores in the U.S. and Canada, store remodeling programs, expansion of our European retail business and infrastructure, expansion of our Asian business, investments in information systems, improvements to headquarter buildings and other infrastructure improvements.

In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. At October 31, 2009, the Company had $12.7 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $239.7 million, limited primarily by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at October 31, 2009, the Company could have borrowed up to approximately $232.0 million under these agreements. However, the Company’s ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At October 31, 2009, the Company had negligible outstanding borrowings and $13.3 million in outstanding documentary letters of credit under these agreements. The agreements are primarily denominated in Euros and provide for annual interest rates ranging from 0.7% to 3.5%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings.  With the exception of one facility for $22.1 million that has a minimum net equity requirement, there are no other financial ratio covenants.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At October 31, 2009, the capital lease obligation was $17.2 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that results in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of October 31, 2009 was approximately $0.8 million.

From time-to-time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company’s common stock (the “2008 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the nine months ended October 31, 2009, the Company repurchased 407,600 shares under the 2008 Share Repurchase Program at an aggregate cost of approximately $5.3 million, all of which occurred in the first quarter ended May 2, 2009.

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

U.S. Backlog

The Company maintains a model stock program in its basic denim products which generally allows replenishment of a customer’s inventory within 72 hours. The Company generally receives orders for fashion apparel 90 to 120 days prior to the time the products are delivered to our customers’ stores. Our U.S. wholesale backlog as of November 30, 2009, consisting primarily of orders for fashion apparel, was approximately $44.2 million, compared to $46.9 million for such orders at December 1, 2008, or down 5.6%.

Europe Backlog

As of December 4, 2009, the European operations backlog was approximately €224.9 million, compared to €221.0 million at December 4, 2008, an increase of 1.8%. The backlog as of December 4, 2009, comprised sales orders primarily for our Spring/Summer 2010 and Fall/Winter 2010 seasons and excludes our international jewelry business that we will begin operating directly on January 1, 2010. As discussed above, these orders are subject to cancellation and may not be indicative of eventual actual shipments. In addition, the timing of receipt of orders from our customers and shipment of orders to customers may impact the amount of orders booked in the backlog at a particular point in time.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 31, 2009 filed with the SEC on March 31, 2009. There have been no significant changes to our critical accounting policies during the nine months ended October 31, 2009.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Guidance Adopted

In December 2007, the FASB issued authoritative guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The guidance also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. The guidance requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The Company adopted the guidance on February 1, 2009 and has applied the provisions of the statement to all acquisitions from such date.

In December 2007, the FASB issued authoritative guidance which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. The Company adopted the guidance on February 1, 2009. Refer to Note 3 to the Company’s Condensed Consolidated Financial Statements for further information. The guidance has been applied prospectively with the exception of reclassifying nonredeemable noncontrolling interests to equity in the Company’s consolidated balance sheets and recasting consolidated net earnings to include net earnings prior to fiscal 2010 attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.

In February 2008, the FASB issued authoritative guidance that relates to the measurement of fair value for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the guidance effective February 1, 2009 for all nonfinancial assets and liabilities as required. Refer to Note 13 to the Company’s Condensed Consolidated Financial Statements for additional information. The adoption of the guidance did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued authoritative guidance that expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. The Company adopted the guidance on February 1, 2009 and has included the expanded disclosures in Note 14 to the Company’s Condensed Consolidated Financial Statements.

In June 2008, the FASB issued authoritative guidance, which requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. The guidance also requires retrospective application to all periods presented. The Company adopted the guidance on February 1, 2009 and applied it retrospectively to all periods presented. Refer to Note 2 to the Company’s Condensed Consolidated Financial Statements. The adoption resulted in a reduction in diluted earnings per common share of approximately $0.03 per share for both the nine months ended October 31, 2009 and November 1, 2008.

In April 2009, the FASB issued authoritative guidance to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. The guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. The guidance is effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company during the second quarter of fiscal 2010.  The adoption of the guidance did not have a material impact on the Company’s financial position or results of operations.  See additional disclosure in Note 13 to the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance to require disclosures about the fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. The guidance is effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company during the second quarter of fiscal 2010.  The adoption of the guidance did not have a material impact on the Company’s financial position or results of operations.  See additional disclosure in Note 13 to the Company’s Condensed Consolidated Financial Statements.

In May 2009, the FASB issued authoritative guidance, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted the guidance during the second quarter of fiscal 2010 and, accordingly, evaluates subsequent events through the date its financial statements are issued.  See Note 15 to the Company’s Condensed Consolidated Financial Statements for additional information.

In June 2009, the FASB issued authoritative guidance, which establishes the FASB Accounting Standards Codification.  This has become the source of authoritative generally accepted accounting principles in the United States, and superseded all existing non-SEC accounting and reporting standards but does not change U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009, and was adopted by the Company during the third quarter of fiscal 2010.  Accordingly, references to standards issued prior to the codification have been replaced with a description of the applicable accounting guidance.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

EXCHANGE RATE RISK

Approximately half of the product sales and licensing revenue recorded for the nine months ended October 31, 2009 were denominated in U.S. dollars. The Company’s primary exchange rate fluctuation risk relates to its operations in Canada, Europe and South Korea. Changes in currencies affect our earnings in various ways.  For further discussion on currency related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

Forward Contracts Designated as Cash Flow Hedges

During the nine months ended October 31, 2009, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$81.9 million and US$40.0 million, respectively, to hedge forecasted intercompany royalties and merchandise purchases that were designated as cash flow hedges.  As of October 31, 2009, the Company had forward contracts outstanding for its European and Canadian operations of US$76.9 million and US$38.7 million, respectively, that are expected to mature over the next 14 months and Swiss Franc-Euro forward contracts outstanding for its European operations of CHF4.5 million that are expected to mature over the next two months. The Company’s derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. U.S. dollar forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as cash flow hedges, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold.  The Company also hedges forecasted intercompany royalties over specific months. Changes in the fair value of these U.S. dollar forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in other income/expense in the period in which the royalty expense is incurred.

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

As of October 31, 2009, accumulated other comprehensive income included an unrealized loss of approximately US$1.5 million, net of tax, that will be recognized as a net increase to cost of goods sold, other income/expense or SG&A over the following 12 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At October 31, 2009, the net unrealized loss of the remaining open forward contracts recorded in the condensed consolidated balance sheet was approximately US$1.9 million.

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

Foreign Currency Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes.  Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.  For the nine months ended October 31, 2009, the Company recorded a net loss of US$16.0 million for the Canadian dollar, Euro, British Pound and Swiss Franc foreign currency contracts, which has been included in other income and expense.  At October 31, 2009, the Company had Canadian dollar foreign currency contracts to purchase US$41.3 million expected to mature over the next 11 months, Euro foreign currency contracts to purchase US$122.3 million expected to mature over the next 15 months, Euro foreign currency contracts to purchase CHF2.2 million expected to mature over the next two months and Euro foreign currency contracts to purchase GBP6.0 million expected to mature over the next five months.  At October 31, 2009, the net unrealized losses of these Canadian dollar, Euro, Swiss Franc and British Pound forward contracts recorded on the condensed consolidated balance sheet were approximately US$4.5 million.

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

Foreign Currency Sensitivity Analysis

At October 31, 2009, a sensitivity analysis of changes in our foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$279.2 million, the fair value of the instruments would have decreased by US$31.0 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by US$25.4 million. Any resulting changes in the fair value of the hedged instruments would have been partially offset by changes in the fair value of certain balance sheet positions impacted by the change in the foreign currency rate.

INTEREST RATE RISK

At October 31, 2009, approximately 95.2% of the Company’s indebtedness related to a capital lease obligation covered by an interest rate swap agreement that results in a swap fixed interest rate of 3.55% over the life of the lease obligation. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest rate swap increased other expense and interest expense, net by $0.4 million during the nine months ended October 31, 2009. Substantially all of the Company’s remaining indebtedness, principally consisting of short-term borrowings under the short-term European borrowing agreements, are at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in applicable interest rates would have increased interest expense for the nine months ended October 31, 2009 by approximately $0.2 million.

At October 31, 2009, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There was no change in our internal control over financial reporting during the third quarter of the fiscal year ending January 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Litigation

In 2006, the Officers of the Florence Customs Authorities (“Customs Authorities”) began an import customs audit with respect to the Company’s Italian subsidiary, Maco Apparel S.p.A. (“Maco”), which the Company acquired in 2005. Prior to the acquisition, Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. The Customs Authorities contended that the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Company disagreed with this position and disputed the assessment in a series of hearings on the matter with the Florence Provincial Tax Commission beginning in October 2007. At the request of a judge from the Tax Commission, the Company and the Customs Authorities entered into settlement discussions in 2009. These discussions ultimately led to the execution of a full out-of-court settlement agreement in October 2009, which should be final by December 31, 2009. The settlement was consistent in amount with the Company’s previous accrual recorded in the fourth quarter of fiscal year 2009 and did not include any admission of liability or wrongdoing on the part of the Company. The resolution of this matter did not have a material impact on the Company’s financial results or financial position.

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

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s consolidated results of operations or financial position. No material amounts were accrued as of October 31, 2009 related to any of the Company’s legal proceedings.

ITEM 1A.  Risk Factors.

There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009, filed with the SEC on March 31, 2009.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Items (a) and (b) are not applicable.

Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 2, 2009 to August 29, 2009
Repurchase program(1)	—	—	—	$134,241,107
Employee transactions(2)	1,787	$30.58	—	—
August 30, 2009 to October 3, 2009
Repurchase program(1)	—	—	—	$134,241,107
Employee transactions(2)	7,128	$36.61	—	—
October 4, 2009 to October 31, 2009
Repurchase program(1)	—	—	—	$134,241,107
Employee transactions(2)	839	$39.19	—	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	9,754	$35.73	—

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

Guess?, Inc.

Date: December 9, 2009	By:	/s/ CARLOS ALBERINI
Carlos Alberini
President and Chief Operating Officer

Date: December 9, 2009	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)