Form 10-K
period 2010-01-30
GUESS INC
filed 2010-03-31
CIK 912463

Use these links to rapidly review the document

Index to Consolidated Financial Statements and Financial Statement Schedule

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Fiscal Year Ended January 30, 2010

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of the close of business on August 1, 2009, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $1,696,536,158 based upon the closing price of $29.07 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

         As of the close of business on March 22, 2010, the registrant had 92,897,088 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's 2010 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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

ii

PART I

ITEM 1.    Business.

General

        Unless the context indicates otherwise, the terms "we," "us," "our" or the "Company" in this Form 10-K refer to Guess?, Inc. ("GUESS?") and its subsidiaries on a consolidated basis.

        We design, market, distribute and license one of the world's leading lifestyle collections of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. Our apparel is marketed under numerous trademarks including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and Gc. The lines include full collections of denim and cotton clothing, including jeans, pants, overalls, skirts, dresses, shorts, blouses, shirts, jackets and knitwear. We also selectively grant licenses to manufacture and distribute a broad range of products that complement our apparel lines, including eyewear, watches, handbags, footwear, kids' and infants' apparel, leather apparel, swimwear, fragrance, jewelry, intimate apparel and other fashion accessories.

        Our products are sold through retail, wholesale, e-commerce and licensing distribution channels. Our core customer is a style-conscious consumer primarily between the ages of 18 and 32. These consumers are part of a highly desirable demographic group that we believe, historically, has had significant disposable income. We also appeal to customers outside this group through specialty product lines that include GUESS by MARCIANO, a more sophisticated fashion line targeted to women and men, and GUESS Kids, targeted to boys and girls ages 6 to 12.

        We were founded in 1981 and currently operate as a Delaware corporation.

Business Strengths

        We believe we have several business strengths that set us apart from our competition and enable us to continue to grow our business and enhance our profitability. These business strengths include:

        Brand Equity.    The GUESS? brand is an integral part of our business, a significant strategic asset and a primary source of sustainable competitive advantage. The GUESS? brand communicates a distinctive image that is fun, fashionable and sexy. We have developed and maintained this image worldwide through our consistent emphasis on innovative and distinctive product designs and through our award-winning advertising, under the creative leadership and vision of Paul Marciano, our Chief Executive Officer. Brand loyalty, name awareness, perceived quality, strong brand images, public relations, publicity, promotional events and trademarks all contribute to the reputation and integrity of the GUESS? brand.

        Global Diversification.    The global success of the GUESS? brand has reduced our reliance on any particular geographic region. This geographic diversification allows the Company to continue to grow, even during regional economic slowdowns. The percentage of our revenues generated from outside of the U.S. and Canada has grown from 21% for the year ended December 31, 2005 to 45% for the year ended January 30, 2010, with stores located in 84 countries outside the U.S. and Canada. In fiscal 2010 alone, we, along with our distributors and licensees, opened 143 stores in all concepts combined outside of the U.S. and Canada, comprised of 90 stores in Europe and the Middle East, 45 stores in Asia and 8 stores in the combined area of Central and South America, bringing the total number of such stores to 778 at year end. This compares with 432 directly operated stores in the U.S. and Canada as of January 30, 2010.

        We believe there are significant opportunities to continue our international growth, particularly in Europe and Asia, where the GUESS? brand is well recognized but under-penetrated. In Europe, we have focused on growing outside of our core base in Italy, targeting France, Germany, the UK and Spain as key markets and achieving positive results. In Asia, our business has continued to grow, fueled by the strength of our brand in South Korea as well as the launch of our direct operations in China.

        Multiple Distribution Channels.    We use retail, wholesale, e-commerce and licensing distribution channels to sell our products. This allows us to maintain a critical balance as our operating results do not depend solely on the performance of any single channel. The use of multiple channels also allows us to adapt quickly to changes in the distribution environment in any particular region.

          Retail Distribution.     Our retail network, made up of both directly operated and licensee operated stores, creates an upscale and inviting shopping environment that helps to enhance our brand image.

            Directly operated stores.    At January 30, 2010, we directly operated a total of 432 stores in the U.S. and Canada and 125 stores outside of the U.S. and Canada, plus an additional 154 smaller-sized concessions in Europe and Asia. Distribution through our directly operated retail stores allows us to influence the merchandising and presentation of our products, build brand equity and test new product design concepts.

            Licensee stores.    At January 30, 2010, our international licensees and distributors operated 653 stores located outside the U.S. and Canada, plus 75 smaller-sized licensee operated jean and accessory concessions located in Asia. Using this licensed retail store approach allows us to expand our international operations with a lower level of capital investment while still closely monitoring store designs and merchandise programs in order to protect the reputation of the GUESS? brand.

          Wholesale Distribution.     We sell through both domestic and international wholesale distribution channels. U.S. wholesale customers consist primarily of better department stores, including Macy's and Dillard's, and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. In Europe, our products are sold in stores ranging from large, well known department stores like Galeries Lafayette, Printemps and El Corte Inglès to small upscale multi-brand boutiques. Because our European wholesale business is more fragmented, we generally rely on a large number of smaller regional distributors and agents to distribute our products. Through our foreign subsidiaries and our network of international distributors, our products are also available in major cities throughout Canada, Africa, Asia, Australia, the Middle East and Central and South America.

          e-Commerce.     At January 30, 2010, we operated retail websites in the U.S., Canada, Europe and South Korea, with the Europe and South Korea retail websites launching during fiscal 2010. Our websites act as virtual storefronts that both sell our products and promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of casual apparel and accessories. Not only have these virtual stores become an additional retail distribution channel, but they have also improved customer relations and are fun and entertaining alternative-shopping environments.

          Licensing Operations.     The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. Our international licenses and distribution agreements allow for the sale of GUESS? branded products in better department stores and upscale specialty retail stores. We currently have 19 domestic and international licenses that include eyewear, watches, handbags, footwear, kids' and infants' apparel, intimate apparel, leather outerwear, fragrance, jewelry and other fashion accessories; and include licenses for the manufacture of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Central America, North America and South America.

        Multiple Store Concepts.    We and our network of licensee partners sell our products around the world primarily through six different store concepts, namely our flagship GUESS? full-price retail stores, our

GUESS? factory outlet stores, our GUESS by MARCIANO stores, our G by GUESS stores, our GUESS? Accessories stores and our GUESS? Kids stores. We also have a small number of footwear, Gc watch and underwear concept stores. This allows us to target the various demographics in each region through dedicated store concepts that market each brand or concept specifically to the desired customer population. Having multiple store concepts also allows us to target our newer brands and concepts in different markets without negatively impacting our flagship GUESS? store concept. For instance, we can target mall locations for G by GUESS stores where we would not ordinarily operate any of our full-price GUESS? stores.

Business Segments

        The Company's businesses are grouped into four reportable segments for management and internal financial reporting purposes: retail, European, wholesale and licensing. Management evaluates segment performance based primarily on revenue and earnings from operations. We believe this segment reporting reflects how our business segments are managed and evaluated. The retail segment includes our retail operations in North America. The European segment includes both our wholesale and retail operations in Europe and the Middle East. The wholesale segment includes our wholesale operations in North America and our Asian operations. The licensing segment includes our worldwide licensing operations.

        The following table presents our net revenue and earnings from operations by segment for the last three fiscal years:

	Year Ended Jan. 30, 2010		Year Ended Jan. 31, 2009		Year Ended Feb. 2, 2008
	(dollars in thousands)
Net revenue:
Retail operations	$983,903	46.2%	$977,980	46.7%	$862,381	49.3%
European operations	747,242	35.1	718,964	34.3	538,358	30.7
Wholesale operations	299,969	14.1	296,181	14.2	258,445	14.8

Net revenue from product sales	2,031,114	95.4	1,993,125	95.2	1,659,184	94.8
Licensing operations	97,352	4.6	100,265	4.8	90,732	5.2

Total net revenue	$2,128,466	100.0%	$2,093,390	100.0%	$1,749,916	100.0%

Earnings (loss) from operations:
Retail operations	$132,287	36.9%	$93,156	28.3%	$128,523	41.6%
European operations	173,235	48.3	168,630	51.3	120,818	39.1
Wholesale operations	50,991	14.2	45,501	13.8	49,894	16.1
Licensing operations	86,640	24.1	86,422	26.3	77,941	25.2
Corporate overhead	(84,337)	(23.5)	(64,922)	(19.7)	(68,037)	(22.0)

Total earnings from operations	$358,816	100.0%	$328,787	100.0%	$309,139	100.0%

        Additional segment information, together with certain geographical information, is included in Note 15 to the Consolidated Financial Statements contained herein.

  Retail Segment

        In our retail segment, we sell our products through a network of directly operated retail and factory outlet stores in North America and through our on-line stores. In fiscal 2010, our retail segment accounted for approximately 46% of our revenue and 37% of our earnings from operations. Our retail stores build brand awareness and contribute to market penetration and the growth of our brand. We attribute our historical growth in this segment to the strength of our brand, the quality of our product assortment, the introduction of new product categories, the development of a motivated team of sales professionals to service our customers and provide a favorable shopping experience, quality real estate in high-traffic shopping centers and a diversified mix of store concepts.

        Below is a summary of store statistics, followed by details regarding each of our store concepts.

	Jan. 30, 2010	Jan. 31, 2009	Feb. 2, 2008
GUESS? Retail Stores:
U.S.	142	145	140
Canada	49	47	47

	191	192	187
GUESS? Factory Outlet Stores:
U.S.	89	87	81
Canada	18	17	16

	107	104	97
GUESS by MARCIANO Stores:
U.S.	35	35	26
Canada	17	17	12

	52	52	38
G by GUESS Stores:
U.S.	44	43	34

	44	43	34
GUESS? Accessories Stores:
U.S.	31	27	13
Canada	7	7	4

	38	34	17

Total	432	425	373

Square footage at fiscal year end	1,992,000	1,953,600	1,759,000

        In addition to the stores listed above, at January 30, 2010, we also directly operated 13 stores in Mexico through a majority-owned joint venture.

          GUESS? Retail Stores.     Our full-price U.S. and Canada GUESS? retail stores carry a full assortment of men's and women's GUESS? merchandise, including most of our licensed product categories. At January 30, 2010, these stores occupied approximately 964,000 square feet and ranged in size from approximately 2,000 to 13,500 square feet, with most stores between 4,000 and 6,000 square feet. In fiscal 2010, we opened five new retail stores and we closed six stores.

          GUESS? Factory Outlet Stores.     Our U.S. and Canada factory outlet stores are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our full-price retail stores. These stores sell selected styles of men's and women's GUESS? apparel and licensed products at lower price points. At January 30, 2010, our U.S. and Canada factory outlet stores occupied approximately 584,000 square feet and ranged in size from approximately 2,000 to 11,000 square feet, with most stores between 5,000 and 7,000 square feet. In fiscal 2010, we opened four new factory stores and we closed one store.

          GUESS by MARCIANO Stores.     Our GUESS by MARCIANO stores in the U.S. and Canada offer a fashion-forward women's collection designed for the stylish, trend-setting woman. This newer concept, with higher price points than our traditional GUESS stores, extends the appeal of our brand to a slightly older, more sophisticated customer. During fiscal 2010, we changed the name of this store concept from "MARCIANO" to "GUESS by MARCIANO" to further leverage the name recognition of the GUESS? brand and our reputation for sexy, contemporary styling. At January 30, 2010, our GUESS by MARCIANO stores occupied approximately 146,000 square feet and ranged in size from approximately 2,000 to 6,500 square feet, with most stores between 2,000 and 3,000 square feet. In fiscal 2010, we opened one new GUESS by MARCIANO store and we closed one store.

          G by GUESS Stores.     Our G by GUESS store concept, launched in fiscal 2008, targets a market demographic that shops price points below our GUESS? retail stores and carries apparel for both men and women and a full line of accessories and footwear that is aspirational, timeless and fun. G by GUESS stores have a fresh feel, directed toward a full customer experience, with fashion-forward, but not cutting edge fashion. At January 30, 2010, our G by GUESS stores occupied approximately 226,000 square feet and ranged in size from approximately 4,000 to 10,000 square feet, with most stores between 4,000 and 5,000 square feet. In fiscal 2010, we opened four new G by GUESS stores and we closed three stores.

          GUESS? Accessories Stores.     Our GUESS? Accessories store concept sells GUESS? and GUESS by MARCIANO labeled accessory products. This concept enables us to build a more meaningful presence and variety within our retail segment. At January 30, 2010, our GUESS? Accessories concept stores occupied approximately 72,000 square feet and ranged in size from approximately 700 to 4,000 square feet, with most stores between 1,000 and 2,500 square feet. In fiscal 2010, we opened four new GUESS? Accessories stores.

          e-Commerce.    Our retail segment also includes our U.S. and Canada retail websites, including www.guess.com, www.gbyguess.com, www.guessbymarciano.com, www.guess.ca and www.guessbymarciano.ca. These websites operate as virtual storefronts that both sell our products and promote our brands. They also provide fashion information and a mechanism for customer feedback while promoting customer loyalty and enhancing our brand identity through interactive content. In fiscal 2010, the combined U.S. and Canada websites continued to grow, generating net sales in excess of our top retail GUESS? store.

  European Segment

        In our European segment, we sell our products in 58 countries throughout Europe and the Middle East through wholesale, retail and e-commerce channels. In fiscal 2010, our European segment accounted for approximately 35% of our revenues and 48% of our earnings from operations.

          European Wholesale Distribution.     Our European wholesale business generally relies on a large number of smaller regional distributors and agents to distribute our products primarily to smaller independent multi-brand boutiques. Our products are also sold directly to large, well known department stores like Galeries Lafayette, Printemps and El Corte Inglès. Overall, we have thousands of customers with no single customer representing more than 0.5% of our consolidated net revenue. The type of customer varies from region to region depending on both the prominence of the GUESS? brand in each region and the dominance of a particular type of retail channel in each region. In countries where the brand is well known, we operate through showrooms where agents and distributors can view our line and place orders. We currently have showrooms in Barcelona, Madrid, Dusseldorf, Munich, London, Paris, Florence and Lugano. In countries where the brand is less prominent, we may use one large distributor for the entire region. Revenues from sales to our licensee operated stores (see European Retail Network below) are recognized as a wholesale sale within our European wholesale operations. We sell both our apparel and certain accessories products under our GUESS? and GUESS by MARCIANO brand concepts through our wholesale channel, operating primarily through two seasons, Spring/Summer and Fall/Winter. Generally our Spring/Summer sales campaign is from June to September with the related shipments occurring primarily from December to March. The Fall/Winter sales campaign is from January to April with the related shipments occurring primarily from June to September. The remaining months of the year are relatively smaller shipping months in Europe. The Company's goal is to take advantage of early-season demand and potential reorders by offering a pre-collection assortment for apparel.

          European Retail Network.     Our European retail network is comprised of a mix of directly operated and licensee operated GUESS? and GUESS by MARCIANO retail and outlet stores, GUESS? Accessories stores, GUESS? Footwear stores and GUESS? Kids stores. At January 30, 2010, we had 84 directly operated stores and 304 licensee stores, excluding 29 smaller-sized jean and accessory concessions in Europe. During fiscal 2010, we opened 17 new directly operated stores, 73 licensee stores and 14 concessions. Our store locations vary country by country depending on the type of locations available. Most of our retail stores are operated as street locations with a lesser number of stores located in malls, which are less prevalent in Europe than in North America. Our typical GUESS? Accessories and GUESS by MARCIANO stores average approximately 1,000 square feet while our full-price GUESS? stores generally average 3,000 square feet. Our European stores generally require initial investments in the form of key money to secure prime store locations. These amounts are paid to landlords or existing lessees in certain circumstances.

  Wholesale Segment

        In our wholesale segment, we sell our products through wholesale channels in North America and Asia, as well as through a network of licensee operated stores and concessions and Company operated stores and concessions in Asia. In fiscal 2010, our wholesale segment accounted for approximately 14% of both our revenue and earnings from operations.

          North America Wholesale Operations.     Our North American wholesale customers consist primarily of better department stores, select specialty retailers and upscale boutiques. As of January 30, 2010, our products were sold to consumers through 947 major doors in the U.S. These locations include 342 shop-in-shops, an exclusive selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women's or men's apparel.

          Our North American wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics. We have sales representatives in New York, Los Angeles, Toronto, Montreal and Vancouver who coordinate with customers to determine the inventory level and product mix that should be carried in each store. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. During fiscal 2010, Macy's, Inc. was our largest domestic wholesale customer, accounting for approximately 3.4% of our consolidated net revenue. During the past year, we continued to see our North American wholesale operations become a smaller portion of our overall business as our international businesses expanded.

          Asia Operations.     Our Asian operations include sales of product through wholesale, retail and e-commerce channels throughout Asia. Our growth in Asia has been fueled by our business in South Korea, where we began operating directly in January 2007, and China, where we began operating directly in April 2007. Our Asia retail business includes both licensee and Company operated stores, including GUESS?, GUESS by MARCIANO, GUESS? Accessories, GUESS? Kids and GUESS? Underwear stores. For the year ended January 30, 2010, we and our partners opened 45 new stores in Asia, ending the year with 335 stores, 28 of which we operated directly and 307 of which were operated by licensees or distributors. This store count does not include 200 smaller-sized jean and accessory concessions. Our Asia wholesale customer base is comprised primarily of a small number of selected distributors with which we have contractual distribution arrangements.

  Licensing Segment

        Our licensing segment includes the worldwide licensing operations of the Company. In fiscal 2010, our licensing segment royalties accounted for approximately 5% of our revenue and 24% of our earnings from operations.

        The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We currently have 19 domestic and international licenses that include eyewear, watches, handbags, footwear, kids' and infants' apparel, intimate apparel, leather outerwear, fragrance, jewelry and other fashion accessories; and include licenses for the manufacture of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Central America, North America and South America.

        Our trademark license agreements customarily provide for a three- to five-year initial term with a possible option to renew prior to expiration for an additional multi-year period. The typical license agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee's net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. In addition, several of our key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products and in many cases we place the ads on behalf of the licensee and are reimbursed. In addition, to protect and increase the value of our trademarks, our license agreements include strict quality control and manufacturing standards. Our licensing personnel in the U.S., Europe and Asia meet regularly with licensees to ensure consistency with our overall merchandising and design strategies, to monitor quality control and to protect the GUESS? trademarks and brand. As part of this process, our licensing department approves in advance all GUESS? licensed products, advertising, promotional materials and packaging materials.

        We constantly examine opportunities to broaden our licensee portfolio by developing new license arrangements that can expand our brand penetration and complement the GUESS? image. We also strategically reposition our existing licensing portfolio by monitoring and evaluating the performance of our licensees worldwide. Through this process, we decided to begin direct operations of our previously licensed international jewelry business, effective January 1, 2010. Also effective January 1, 2010, we were able to successfully extend the term of our existing eyewear license on very favorable terms. Similarly, in prior years, we successfully renegotiated license agreements with our existing licensees for watches, handbags and eyewear on terms that were significantly improved over our prior arrangements. In addition, we signed a new footwear license to develop, manufacture and distribute athletic and fashion footwear under the GUESS? trademark in the U.S. and several countries worldwide. We believe these were important steps in expanding our presence both domestically and globally.

Acquisitions and Alliances

        We evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. In January 2008, the Company finalized the acquisition of our former European licensee of children's apparel, BARN S.r.l. ("BARN"). In December 2006, we acquired 75% of the outstanding shares of Focus Europe, S.r.l. ("Focus"), as well as the leases and assets of four retail stores in Italy. Focus, based in Italy, had served as the licensee, manufacturer, distributor and retailer of GUESS by MARCIANO contemporary apparel for men and women in Europe for the 10 years before the acquisition. In January 2005, we completed the acquisition of the remaining 90% of Maco Apparel, S.p.A. ("Maco"), the Italian licensee of GUESS jeanswear for men and women in Europe, that the Company did not already own from Fingen S.p.A. and Fingen Apparel N.V., as well as the assets and leases of ten retail stores in Europe. The stores were located in Rome, Milan, Paris, Amsterdam, London, and certain other European cities.

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

        In addition to the above acquisitions, in 2006, we entered into a majority-owned joint venture with Adivina S.A. de. C.V. to oversee the revitalization and expansion of the GUESS? brand in Mexico. The joint venture currently distributes primarily through 3 major department store chains, Liverpool, El Palacio de Hierro and Chapur, with 197 shop-in-shop locations and 13 free-standing GUESS? stores.

        In fiscal 2010, we also entered into majority-owned joint ventures in France and the Canary Islands with licensee partners to open new free standing retail stores in these regions. We currently operate 6 stores in France and 4 stores in the Canary Islands through these joint ventures.

Design

        GUESS?, G by GUESS and GUESS by MARCIANO apparel products are each designed by their own separate in-house design teams located in Los Angeles, California and Florence and Bologna, Italy. The U.S. and Italy teams work closely to share ideas and develop products that can sell in both markets and in other international markets. Our design teams seek to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image. They travel throughout the world in order to monitor fashion trends and discover new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. We also maintain a fashion library consisting of antique and contemporary garments as another source of creative concepts. In addition, our design teams work closely with members of our sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.

Advertising and Marketing

        Our advertising, public relations and marketing strategy is designed to promote a consistent high impact image which endures regardless of changing consumer trends. While our advertising promotes products, the primary emphasis is on brand image.

        Since our inception, Paul Marciano has had principal responsibility for the GUESS? brand image and creative vision. Under the direction of Mr. Marciano, our Los Angeles-based advertising department is responsible for overseeing all worldwide advertising. Throughout our history, we have maintained a high degree of consistency in our advertisements by using similar themes and images, including our signature black and white print advertisements and iconic logos. We use a variety of media with an emphasis on print and outdoor advertising, with our print advertising focused on national and international contemporary fashion/beauty, lifestyle and celebrity magazines.

        We also require our licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of GUESS? products in Company-approved advertising, promotion and marketing. By retaining control over our advertising programs, we are able to maintain the integrity of our brands while realizing substantial cost savings compared to outside agencies.

        We further strengthen communications with customers through our websites, loyalty programs and other social media outlets, which enable us to provide timely information in an entertaining fashion to consumers about our history, products, special events, promotions and store locations, and allow us to receive and respond directly to customer feedback. We currently have loyalty programs in North America with over 2.8 million members covering three of our brands. These programs reward our members who earn points for purchases that can be redeemed on future purchases. We also use these programs to promote new products to our customers which in turn increases traffic in the stores. We believe that the loyalty programs generate substantial repeat business that might otherwise go to competing brands. We continue to enhance our loyalty program offerings and strategically market to this large and growing customer base.

Global Sourcing and Supply Chain

        We source products through numerous suppliers, many of whom have established long-term relationships with us. We seek to achieve the most efficient means for timely delivery of our products, combining global and local sourcing. Almost all of our products are acquired as package purchases where we select the design and fabric and the vendor delivers the finished product. Although we maintain long-term relationships with many of our vendors, we do not have long-term written agreements with them.

        In fiscal 2010, we continued to execute on our strategy to deploy a global sourcing and product development plan to support our worldwide retail and wholesale channels. Our actions have helped to support our global revenue growth. Key activities in global sourcing included a reduction in our vendor base, while maintaining a global balance, expansion of our denim supply chain into China and the roll-out of a web-based quality assurance platform for improved transparency in the field. We believe that our balanced global supply chain, with deep vendor partnerships, provides us with a powerful competitive advantage where we have the flexibility to respond to increased demand throughout the world. Our sourcing strategy provides us with the flexibility of sourcing either from Asia with lower costs, or from the Western Hemisphere with shorter lead times.

        Additionally, the implementation of our master calendar has been a key development for our global operations, enabling us to continue integrating our North American and European supply chains. Our vision of offering a global core product assortment continues to be a primary focus. Although Los Angeles will remain our sourcing hub, we have also maintained skilled sourcing teams in Florence and Crevalcore, Italy, while expanding our Asia operation in Hong Kong.

        We are committed to sourcing our products in a responsible manner, respecting both the countries in which we have a business presence and the business partners that manufacture our products. As a part of this commitment, we have implemented a global social compliance program that applies to our business partners and manufacturers. Although local customs and laws vary from one region of the world to another, we believe that the issues of business ethics, human rights, health, safety and environmental stewardship transcend geographical boundaries.

        To support our social compliance program and to help ensure compliance, we communicate our expectations to our partners throughout our global supply chain and conduct compliance audits. If deficiencies are discovered, personnel in each region are empowered to work with the respective business partner to correct those deficiencies. The goal of this process is to not only correct any deficiencies, but to also educate individuals, build strategic relationships and improve business practices over the long-term.

Quality Control

        Our quality control program is designed to ensure that products meet our high quality standards. We test the quality of our raw materials prior to the production and inspect prototypes of each product before production runs commence. We also perform random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in our distribution centers. We believe that our policy of inspecting our products at our distribution centers and at the vendors' facilities is important to maintain the quality, consistency and reputation of our products.

Logistics

        We utilize distribution centers at strategically located sites. The Company's primary U.S. distribution center is based in Louisville, Kentucky. At our 506,000 square-foot facility in Kentucky, we use fully integrated and automated distribution systems. The bar code scanning of merchandise, picking tickets and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to the distribution information systems. As of January 30, 2010, this facility was approximately 65% utilized. Distribution of our products in Canada is handled primarily from a Company operated distribution center in Montreal, Quebec. Our European business primarily utilizes two independent third party distributors with three locations in Italy, as well as one Company operated distribution center in Italy. In November 2009, one of our independent distributors opened a new distribution center in Piacenza, Italy, which we now utilize as our primary distribution center in Europe. Additionally, we utilize six contract warehouses in Hong Kong, South Korea and China that service the Pacific Rim.

Competition

        The apparel industry is highly competitive and fragmented and is subject to rapidly changing consumer demands and preferences. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the GUESS? brand. We compete with numerous apparel manufacturers and distributors, both domestically and internationally, as well as several well-known designers. Our retail and factory outlet stores face competition from other retailers. Our licensed apparel and accessories also compete with a substantial number of well-known brands. Many of our competitors may have greater financial resources than we do. Although the level and nature of competition differ among our product categories and geographic regions, we believe that we compete on the basis of our brand image, quality of design, workmanship and product assortment. We also believe that our geographic diversification, multiple distribution channels and multiple store concepts help to set us apart from our competition.

Information Systems

        We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in computer hardware, system applications and networks. Our computer information systems consist of a full range of financial, distribution, merchandising, in-store, supply chain and other systems. During fiscal 2010, we continued to enhance our financial and operational systems globally to align with our global IT standards, accommodate future growth and provide operating efficiencies. Key initiatives included the establishment of a retail data warehouse in Asia to provide ready access to actionable information for our buyers and stores, installation of an enterprise resource planning (ERP), warehouse management and financial system in China, as well as a major upgrade to our product lifecycle management (PLM) system to increase the efficiency of the supply chain.

Trademarks

        We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and Gc. As of January 30, 2010, we had approximately 2,500 U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in approximately 170 countries around the world, including the U.S. From time to time, we adopt new trademarks in connection with the marketing of new product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.

        Like many well-known brands, our trademarks are subject to infringement. We have staff devoted to the monitoring and aggressive protection of our trademarks worldwide.

Wholesale Backlog

        The backlog of wholesale orders at any given time is affected by various factors, including seasonality, cancellations, the scheduling of market weeks, the timing of the receipt of orders and the timing of the shipment of orders. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

        U.S. Backlog.    Our U.S. wholesale business maintains a model stock program in basic denim products which generally allows replenishment of a customer's inventory within 72 hours. We generally receive orders for fashion apparel 90 to 120 days prior to the time the products are delivered to our customers' stores. Our U.S. wholesale backlog as of March 25, 2010, consisting primarily of orders for fashion apparel, was $52.3 million, compared to $44.4 million at March 28, 2009, an increase of 17.7%. Since the backlogs at a point in time are impacted by the timing of orders and shipping trends which may differ from the prior year, the comparison from period to period may not be indicative of the eventual actual shipments.

        Europe Backlog.    Our European wholesale business operates with two primary selling seasons: the Spring/Summer season, which ships mostly from December to March, and the Fall/Winter season, which ships mostly from June to September. Generally, the other months are relatively small shipping months. However, customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs. Accordingly, a certain amount of orders in the backlog may be shipped outside of the traditional shipping months. The Company's goal is to take advantage of early-season demand and potential reorders by offering a pre-collection assortment for apparel. As of March 23, 2010, the European wholesale backlog was €250.7 million, compared to €215.4 million at March 24, 2009, an increase of 16.4%. The backlog as of March 23, 2010 is comprised of sales orders for the Spring/Summer and Fall/Winter 2010 seasons and includes the impact of the earlier receipt of pre-collection orders this year and our international jewelry business, which we began operating directly on January 1, 2010.

Employees

        We strongly believe that our employees ("associates") are our most valuable resources. As of February 2010, we had approximately 12,700 associates, both full and part-time, consisting of approximately 8,300 in the U.S. and 4,400 in foreign countries. We consider our relationship with our associates to be good.

Environmental Matters

        We and our licensing partners and suppliers are subject to federal, state, local and foreign laws, regulations and ordinances that govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage and disposal of solid and hazardous wastes). We are also subject to laws, regulations and ordinances that impose liability for the costs of clean up or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. Certain of our operations and those of our licensing partners and suppliers, routinely involve the handling of chemicals and wastes, some of which are or may become regulated as hazardous substances. We have not incurred, and do not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, we believe that our environmental obligations will not have a material adverse effect on our consolidated financial condition or results of operations.

Website Access to Our Periodic SEC Reports

        We make available free of charge at www.guessinc.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the charters of our Board of Directors' Audit, Compensation and Nominating and Governance Committees, as well as the Board of Directors' Governance Guidelines and our Code of Conduct are posted on our website. We may from time to time provide important disclosures to our investors, including amendments or waivers to our Code of Conduct, by posting them in the "Investor's Info" section of the www.guessinc.com website, as allowed by SEC rules. Printed copies of these documents may be obtained by writing or telephoning us at Guess?, Inc., 1444 South Alameda Street, Los Angeles, California 90021, Attention: Investor Relations, (213) 765-5578.

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

Negative changes in the economy, such as the severe deterioration in the global economic environment that began in 2008, and resulting declines in consumer confidence and spending, have had and could continue to have an adverse effect on the apparel industry and on our operating results.

        The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during recessionary periods and also may decline at other times. The global economic environment deteriorated significantly in 2008 and 2009 with declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and significant declines and volatility in the global financial markets all negatively impacting the level of consumer spending for discretionary items. These conditions affected our business as it is dependent on consumer demand for our products. In North America, we experienced a significant slowdown in customer traffic and a highly promotional environment. These same conditions also spread to many international markets. While we have seen some signs of stabilization in both North America and internationally, there are no assurances that the global economy will continue to recover. If the global economy continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings across all of our segments.

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

The continuing difficulties in the credit markets could have a negative impact on our customers, suppliers and business partners, which, in turn could materially and adversely affect our results of operations and liquidity.

        The credit crisis that began in 2008 has had a significant negative impact on businesses around the world. Although we believe that our cash provided by operations and available borrowing capacity under our credit facility and bank facilities in Europe will provide us with sufficient liquidity for the foreseeable future, the impact of this crisis on our customers, business partners, suppliers, insurance providers and financial institutions with which we do business cannot be predicted and may be quite severe. The inability of our manufacturers to ship our products could impair our ability to meet delivery date requirements. A disruption in the ability of our significant customers, distributors or licensees to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity.

        Similarly a failure on the part of our insurance providers to meet their obligations for claims made by us could have a material adverse effect on our results of operations and liquidity. Continued market difficulties or additional deterioration could jeopardize our ability to rely on those financial institutions that are parties to our various bank facilities and foreign exchange contracts. We could be exposed to a loss if the counterparty fails to meet its obligations upon our exercise of foreign exchange contracts. In addition, continued distress in the financial markets could impair the ability of one or more of the banks participating in our credit agreements from honoring its commitments. This could have an adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.

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

        We do not own or operate any production facilities, and we depend on independent factories to supply our fabrics and to manufacture our products to our specifications. We do not have long-term contracts with any suppliers or manufacturers, and our business is dependent on our partnerships with our vendors. If manufacturing costs were to rise significantly, our product margins and results of operations could be negatively affected. In addition, very few of our vendors manufacture our products exclusively. As a result, we compete with other companies for the production capacity of independent contractors. If our vendors fail to ship our fabrics or products on time or to meet our quality standards or are unable to fill our orders, we might not be able to deliver products to our retail stores and wholesale customers on time or at all.

        Moreover, our suppliers have at times been unable to deliver finished products in a timely fashion. This has led, from time to time, to an increase in our inventory, creating potential markdowns and a resulting decrease in our profitability. As there are a finite number of skilled manufacturers that meet our requirements, it could take significant time to identify and qualify suitable alternatives, which could result in our missing retailing seasons or our wholesale customers canceling orders, refusing to accept deliveries or requiring that we lower selling prices. Since we prefer not to return merchandise to our manufacturers, we could also have a considerable amount of unsold merchandise. Any of these problems could harm our financial condition and results of operations.

Our North American wholesale business is highly concentrated. If any of our large customers decrease their purchases of our products or experience financial difficulties, our results of operations and financial condition could be adversely affected.

        In fiscal 2010, 3.4% of our consolidated net revenue came from Macy's, Inc. No other single customer or group of related customers in any of our segments accounted for more than 1.0% of our consolidated net revenue in fiscal 2010. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our and our licensees' products. Also, as we expand the number of our retail stores, we run the risk that our wholesale customers will perceive that we are increasingly competing directly with them, which may lead them to reduce or terminate purchases of our products. In addition, in recent years there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major wholesale customers decides to decrease purchases from us, to stop carrying GUESS? products or to carry our products only on terms less favorable to us, our sales and profitability could significantly decrease. Similarly, some retailers have recently experienced significant financial difficulties, which in some cases have resulted in bankruptcy, liquidation and store closures. Financial difficulties of one of our major customers could result in reduced business and higher credit risk with respect to that customer. Any of these circumstances could ultimately have a material adverse effect on our results of operations and financial condition.

Since we do not control our licensees' actions and we depend on our licensees for a substantial portion of our earnings from operations, their conduct could harm our business.

        We license to others the rights to produce and market certain products that are sold with our trademarks. While we retain significant control over our licensees' products and advertising, we rely on our licensees for, among other things, operational and financial control over their businesses. If the quality, focus, image or distribution of our licensed products diminish, consumer acceptance of and demand for the GUESS? brand and products could decline. This could materially and adversely affect our business and results of operations. In fiscal 2010, approximately 81% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Although we believe that in most circumstances we could replace existing licensees if necessary, our inability to do so for any period of time could adversely affect our revenues and results of operations.

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

        We are a defendant from time to time in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation, regardless of its merits, could divert management's attention from our operations and result in substantial legal fees. See also "ITEM 3. Legal Proceedings" for further discussion of our legal matters.

If we fail to successfully execute our growth initiatives, including through acquisitions, our business and results of operations could be harmed.

        As part of our business growth initiatives, we regularly open new stores, in both existing and new store concepts, in North America. We have also continued our international expansion by opening new stores outside the U.S., both in the form of stores owned by our international licensees and distributors and through our owned stores and concessions. Despite the economic downturn, we plan to continue opening new stores in the U.S. and internationally. In addition to the store growth, we also regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. For instance, we completed the acquisition of our former European jeanswear licensee in 2005, the acquisition of 75% of the outstanding shares of our European licensee of GUESS by MARCIANO apparel in December 2006 and the acquisition of our former European licensee of children's apparel in January 2008.

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

We may be unsuccessful in implementing our planned U.S. and international retail expansion, which could harm our business and negatively affect our results of operations.

        To open and operate new stores successfully, we must:

  •
  identify desirable locations, the availability of which is out of our control;

  •
  negotiate acceptable lease terms, including desired tenant improvement allowances;

  •
  efficiently build and equip the new stores;

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

        During fiscal 2010, we sourced the majority of our finished products with partners and suppliers outside the U.S. and we continued to design and purchase fabrics globally. As we focus strategically on progressively more direct sourcing, we are expanding our Hong Kong office infrastructure to allow us to develop, engineer and source directly from Asian factories.

        In addition, we have been increasing our international sales of product outside of the United States. In fiscal 2010, over half of our consolidated net revenue was generated by sales from outside of the United States. We anticipate that these international revenues will continue to grow as a percentage of our total business. Further, as a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region.

        As a result of our increasing international operations, we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors which are beyond our control. Such factors that could harm our results of operations and financial condition include, among other things:

  •
  political instability or acts of terrorism, which disrupt trade with the countries where we operate or in which our contractors, suppliers or customers are located;

  •
  recessions in foreign economies;

  •
  reduced global demand resulting in the closing of manufacturing facilities;

  •
  challenges in managing our foreign operations;

  •
  local business practices that do not conform to legal or ethical guidelines;

  •
  adoption of additional or revised quotas, restrictions or regulations relating to imports or exports;

  •
  additional or increased customs duties, tariffs, taxes and other charges on imports or exports;

  •
  delays in receipts due to our distribution centers as a result of increasing security requirements at U.S. or other ports;

  •
  significant fluctuations in the value of the dollar against foreign currencies;

  •
  increased difficulty in protecting our intellectual property rights in foreign jurisdictions;

  •
  social, labor, legal or economic instability in the foreign markets in which we do business, which could influence our ability to sell our products in these international markets;

  •
  restrictions on the transfer of funds between the United States and foreign jurisdictions; and

  •
  our ability and the ability of our international licensees and distributors to locate and continue to open desirable new retail locations.

        In addition to these factors, our imports have been limited by textile agreements between the United States and some foreign jurisdictions, most notably China. The United States and the countries in which our products are produced or sold may also, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels. If we are unable to obtain our raw materials and finished apparel from the countries where we wish to purchase them, either because of capacity constraints or visa availability under the required quota category or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our results of operations and financial condition.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

        We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion. Recently the Obama administration proposed legislation that would change how U.S. multinational corporations are taxed on their foreign income. If such legislation is enacted, or if our tax provision is inadequate, our tax rate and, in turn, our profitability could be materially impacted.

A significant disruption at our Louisville, Kentucky distribution center or our other international distribution facilities could have a material adverse impact on our sales and operating results.

        We primarily rely on a single distribution center located in Louisville, Kentucky to receive, store and distribute merchandise to all of our stores and wholesale customers in the U.S. Distribution of our products in Canada is handled primarily from a Company operated distribution center in Montreal, Quebec. Our European business primarily utilizes two independent third party distributors with three locations in Italy, as well as one Company operated distribution center in Italy. In November 2009, one of our independent distributors opened a new distribution center in Piacenza, Italy, which we now utilize as our primary distribution center in Europe. Additionally, we utilize six contract warehouses in Hong Kong, South Korea and China that service the Pacific Rim. Any significant interruption in the operation of our Kentucky distribution center or any of our other foreign facilities due to natural disasters, accidents, system failures or other unforeseen causes could have a material adverse effect on our ability to replace inventory and fill orders, negatively impacting our sales and operating results.

Our reliance on third parties to deliver merchandise to our stores and wholesale customers could lead to disruptions to our business.

        The efficient operation of our North American retail and wholesale businesses depends on the timely receipt of merchandise from our Louisville, Kentucky distribution center. We deliver merchandise to our stores and wholesale customers using independent third parties, primarily one contract carrier. The independent third parties have employees which may be represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees or contractors of any of these third parties could delay the timely receipt of merchandise. There can be no assurance that such stoppages or disruptions will not occur in the future. Any failure by a third party to respond adequately to our distribution needs could disrupt our operations and negatively impact our financial condition or results of operations.

Our two most senior executive officers own a significant percentage of our common stock. Their interests may differ from the interests of our other stockholders.

        Maurice Marciano and Paul Marciano, our Chairman of the Board and Chief Executive Officer, respectively, collectively beneficially own approximately 33% of our outstanding shares of common stock. The sale or prospect of the sale of a substantial number of these shares could have an adverse impact on the market price of our common stock. Moreover, these individuals may have different interests than our other stockholders and, accordingly, they may direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as these individuals own a significant percentage of our common stock, they may effectively be able to:

  •
  elect our directors;

  •
  amend or prevent amendment of our Restated Certificate of Incorporation or Bylaws;

  •
  effect or prevent a merger, sale of assets or other corporate transaction; and

  •
  control the outcome of any other matter submitted to our stockholders for vote.

        Their stock ownership, together with the anti-takeover effects of certain provisions of applicable Delaware law and our Restated Certificate of Incorporation and Bylaws, may discourage acquisition bids or allow the Marcianos to delay or prevent a change in control that may be favored by our other stockholders, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our common stock price.

Our failure to retain our existing senior management team or to retain or attract other key personnel could adversely affect our business.

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

Fluctuations in our quarterly results of operations, comparable store sales, sales per square foot, wholesale operations, royalty net revenue or other factors could have a material adverse effect on our results of operations and our stock price.

        Our quarterly results of operations for each of our business segments have fluctuated in the past and can be expected to fluctuate in the future. Further, if our retail store expansion plans, both domestically and internationally, fail to meet our expected results, our overhead and other related expansion costs would increase without an offsetting increase in sales and net revenue. This could have a material adverse effect on our results of operations and financial condition.

        Our net revenue and operating results have historically been lower in the first half of our fiscal year due to general seasonal trends in the apparel and retail industries. Our comparable store sales and quarterly results of operations are also affected by a variety of other factors, including:

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
  changes in the business environment;

  •
  changes in currency exchange rates;

  •
  population trends;

  •
  changes in patterns of commerce such as the expansion of electronic commerce; and

  •
  the level of pre-operating expenses associated with new stores.

        An unfavorable change in any of the above factors could have a material adverse effect on our results of operations and our stock price.

Violation of labor and other laws and practices by our licensees or suppliers could harm our business.

        We require our licensing partners and suppliers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines and monitoring programs promote ethical business practices, we do not control our licensees or suppliers or their labor or other business practices. The violation of labor or other laws by any of our licensees or suppliers, or divergence of a licensee's or supplier's business practices from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of our products, harm the value of our trademarks, damage our reputation or expose us to potential liability for their wrongdoings.

We rely on third parties and our own personnel for upgrading and maintaining our management information systems. If these parties do not perform these functions appropriately, our business could be disrupted and adversely impacted.

        The efficient operation of our business is very dependent on our information systems. In particular, we rely heavily on the merchandise management and ERP (enterprise resource planning) systems used to track sales and inventory and manage our supply chain. We depend on our vendors to maintain and periodically upgrade these systems to support our business as we expand. The software programs supporting the processing of our inventory management information are licensed to us by independent software developers. The inability of these developers to continue to maintain or upgrade our software programs could result in incorrect information being supplied to management, inefficient ordering and replenishment of products and disruption of our operations. The failure of these and other systems to operate effectively, problems with transitioning to upgraded or replacement systems, difficulty in integrating new systems or systems of acquired businesses or a breach in security of our systems could adversely impact the business. In addition significant expenditures could be required to remediate any such failure, problem or breach.

ITEM 1B.    Unresolved Staff Comments.

        None.

ITEM 2.    Properties.

        Certain information concerning our principal facilities, all of which are leased at January 30, 2010, is set forth below:

Location	Use	Approximate Area in Square Feet
Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, distribution and warehouse facilities, production control, and sourcing used by our Wholesale and Retail segments, and our Corporate groups	355,000
Louisville, Kentucky	Distribution and warehousing facility used by our Wholesale and Retail segments	506,000
New York, New York	Administrative offices, public relations, and showrooms used by our Wholesale segment	13,400
Montreal/Toronto/Vancouver, Canada	Administrative offices, showrooms and warehouse facilities used by our Wholesale and Retail segments	111,000
Florence/Crevalcore, Italy	Administrative offices, showrooms and warehouse used by our European segment	179,200
Lugano, Switzerland	Administrative, sales and marketing offices used by our European segment	78,900
Barcelona/Madrid, Spain	Administrative, sales and marketing offices, and showrooms used by our European segment	15,400
Dusseldorf/Munich, Germany	Showrooms used by our European segment	9,400
London, U.K.	Showrooms used by our European segment	7,800
Paris, France	Administrative office and showrooms used by our European segment	9,800
Kowloon, Hong Kong	Administrative offices, showrooms, sourcing and licensing coordination facilities used by our Wholesale segment	34,600
Seoul, South Korea	Administrative offices and showrooms used by our Wholesale segment	23,500
Shanghai/Beijing, China	Administrative offices, showrooms and warehouse facility used by our Wholesale segment	22,400
Taipei, Taiwan	Administrative office used by our Wholesale segment	2,700

        Our corporate, wholesale and retail headquarters and certain warehouse facilities are located in Los Angeles, California, consisting of four buildings totaling approximately 355,000 square feet. All of these properties are leased by us from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the "Principal Stockholders"), Armand Marciano, their brother and former executive of the Company, and their families pursuant to a lease that expires in July 2018. The total lease payments to these limited partnerships are approximately $0.3 million per month with aggregate minimum lease commitments to these partnerships at January 30, 2010, totaling approximately $23.8 million.

        In addition, the Company, through a wholly-owned Canadian subsidiary, leases warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Principal Stockholders. The lease expires in December 2015. The monthly lease payment is $44,400 Canadian (US$41,500) with aggregate minimum lease commitments through the term of the lease totaling approximately $3.3 million Canadian (US$3.1 million) at January 30, 2010.

        See Note 11 to the Consolidated Financial Statements for further information regarding related party transactions.

        Through early 2000, distribution of our products in the U.S. was centralized in our Los Angeles, California facility. In 2000, we leased an automated distribution center in Louisville, Kentucky, to replace the distribution center in Los Angeles as our primary distribution center. Distribution of our products in Canada is handled primarily from a Company operated distribution center in Montreal, Quebec. Our European business primarily utilizes two independent third party distributors with three locations in Italy, as well as one Company operated distribution center in Italy. In November 2009, one of our independent distributors opened a new distribution center in Piacenza, Italy, which we now utilize as our primary distribution center in Europe. Additionally, we utilize six contract warehouses in Hong Kong, South Korea and China that service the Pacific Rim.

        We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through September 2027. These facilities are located principally in North America with aggregate minimum lease commitments, at January 30, 2010, totaling approximately $966.2 million excluding related party commitments. In addition, in 2005 we started leasing a building in Florence, Italy for our Italian operations under a capital lease agreement. The capital lease obligation, including build-outs, amounted to $15.8 million as of January 30, 2010.

        The terms of our store and concession leases, excluding renewal options, as of January 30, 2010, expire as follows:

	Number of Stores and Concessions
Years Lease Terms Expire	U.S. and Canada	Asia	Europe	Mexico
Fiscal 2011-2013	111	155	45	7
Fiscal 2014-2016	128	2	28	6
Fiscal 2017-2019	162	—	27	—
Fiscal 2020-2022	29	—	9	—
Thereafter	2	—	4	—

	432	157	113	13

        We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations. See Note 12 to the Consolidated Financial Statements for further information regarding current lease obligations.

ITEM 3.    Legal Proceedings.

        In 2006, the Officers of the Florence Customs Authorities ("Customs Authorities") began an import customs audit with respect to the Company's Italian subsidiary, Maco Apparel S.p.A. ("Maco"), which the Company acquired in 2005. Prior to the acquisition, Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. The Customs Authorities contended that the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Company disagreed with this position and disputed the assessment in a series of hearings on the matter with the Florence Provincial Tax Commission ("Tax Commission")

beginning in October 2007. At the request of a judge from the Tax Commission, the Company and the Customs Authorities entered into settlement discussions in 2009. These discussions ultimately led to the execution of a full out-of-court settlement agreement in October 2009, which has since been formally approved by the Tax Commission. The settlement was consistent in amount with the Company's previous accrual recorded in the fourth quarter of fiscal year 2009 and did not include any admission of liability or wrongdoing on the part of the Company. The resolution of this matter did not have a material impact on the Company's financial results or financial position.

        On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and Guess Italia, S.r.l. asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, unspecified compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed in the Court of Milan, Italy. The Company plans to defend the allegations vigorously. The Company believes that it is too early to predict the outcome of this action or whether the outcome will have a material impact on the Company's financial condition or results of operations.

        The Company is also involved in various other claims and other matters incidental to the Company's business, the resolution of which is not expected to have a material adverse effect on the Company's consolidated results of operations or financial position. No material amounts were accrued as of January 30, 2010 or January 31, 2009 related to any of the Company's legal proceedings.

ITEM 4.    Reserved.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Since August 8, 1996, the Company's common stock has been listed on the New York Stock Exchange under the symbol 'GES.' The following table sets forth, for the periods indicated, the high and low sales prices per common share of the Company's common stock, and the dividends paid with respect thereto:

	Market Price
			Dividends Paid
	High	Low
Fiscal year ended January 31, 2009
First Quarter Ended May 3, 2008	$44.66	$33.33	$0.080
Second Quarter Ended August 2, 2008	45.01	31.01	0.080
Third Quarter Ended November 1, 2008	42.49	18.66	0.100
Fourth Quarter Ended January 31, 2009	22.81	10.62	0.100
Fiscal year ended January 30, 2010
First Quarter Ended May 2, 2009	$26.04	$13.16	$0.100
Second Quarter Ended August 1, 2009	29.22	21.97	0.100
Third Quarter Ended October 31, 2009	40.49	27.19	0.125
Fourth Quarter Ended January 30, 2010	45.28	36.05	0.125

        On March 22, 2010, the closing sales price per share of the Company's common stock, as reported on the New York Stock Exchange Composite Tape, was $47.85. On March 22, 2010, there were 359 holders of record of the Company's common stock.

        Prior to the initiation of a quarterly dividend on February 12, 2007, the Company had not declared any dividends on our common stock since our initial public offering in 1996. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity. The agreement governing our Credit Facility limits our ability to pay dividends unless immediately after giving effect thereto the aggregate amount of unrestricted cash and cash equivalents held by Guess?, Inc. and its Canadian subsidiary is at least $50 million. At January 30, 2010, Guess?, Inc. and its Canadian subsidiary had approximately $367 million in unrestricted cash and cash equivalents.

Performance Graph

        The Stock Price Performance Graph below compares the cumulative stockholder return of the Company with that of the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index) over the five fiscal year period beginning December 31, 2004. The graph also includes information with respect to February 3, 2007, the last day of the fiscal month transition period which resulted from the change in our fiscal year end from December 31 to the Saturday nearest January 31 of each year. The return on investment is calculated based on an investment of $100 on December 31, 2004, with dividends, if any, reinvested. Past performance is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR TOTAL RETURN
AMONG GUESS?, INC.,
S&P 500 INDEX AND S&P 1500 APPAREL RETAIL INDEX

	12/31/04	12/31/05	12/31/06	02/03/07	02/02/08	01/31/09	01/30/10
Guess?, Inc.	100.00	283.67	505.42	578.09	599.83	261.58	655.57
S&P 1500 Apparel Retail Index	100.00	101.58	110.74	114.83	93.46	48.11	93.01
S&P 500 Index	100.00	104.91	121.48	124.22	121.94	73.94	98.44

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

Share Repurchase Program

        The Company's share repurchases during each fiscal month of the fourth quarter of fiscal 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2009 to November 28, 2009
Repurchase program(1)	—	—	—	$134,241,107
Employee transactions(2)	364	$38.19
November 29, 2009 to January 2, 2010
Repurchase program(1)	—	—	—	$134,241,107
Employee transactions(2)	55,414	$42.32
January 3, 2010 to January 30, 2010
Repurchase program(1)	—	—	—	$134,241,107
Employee transactions(2)	329	$40.93

Total
Repurchase program(1)	—	—	—
Employee transactions(2)	56,107	$42.29

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

	Year Ended(1)
	Jan. 30, 2010	Jan. 31, 2009	Feb. 2, 2008	Feb. 3, 2007(2)	Dec. 31, 2006	Dec. 31, 2005
	(in thousands, except per share data) (unaudited)
Statement of income data:
Net revenue	$2,128,466	$2,093,390	$1,749,916	$1,252,664	$1,185,184	$936,092
Earnings from operations	358,816	328,787	309,139	205,519	193,023	101,810
Income taxes	115,599	103,784	124,099	77,615	72,715	38,882
Net earnings attributable to Guess?, Inc.	242,761	213,562	186,472	131,172	123,168	58,813
Earnings per common share attributable to common stockholders:
Basic(3)	$2.63	$2.27	$1.99	$1.44	$1.35	$0.66
Diluted(3)	$2.61	$2.25	$1.96	$1.42	$1.33	$0.65
Dividends declared per common share	$0.45	$0.36	$0.28	—	—	—
Weighted average shares outstanding—basic(3)	90,893	92,561	92,307	90,786	90,618	88,589
Weighted average shares outstanding—diluted(3)	91,592	93,258	93,518	92,031	91,885	89,933

	Jan. 30, 2010	Jan. 31, 2009	Feb. 2, 2008	Feb. 3, 2007	Dec. 31, 2006	Dec. 31, 2005
Balance sheet data:
Working capital	$781,410	$558,305	$432,583	$283,938	$274,996	$190,792
Total assets	1,530,175	1,246,566	1,186,228	843,322	836,925	633,374
Borrowings and capital lease, excluding current installments	14,137	14,586	18,724	17,336	18,018	53,199
Stockholders' equity	1,026,343	775,454	652,913	433,281	435,812	288,293

(1)
Beginning with fiscal 2008, the Company changed its fiscal year to a 52-53 week year ending on the Saturday closest to January 31; previously, the Company's fiscal year ended on December 31.

(2)
For comparative purposes, the Company has presented unaudited selected statement of income results for the 12 month period ended February 3, 2007.

(3)
In June 2008, the FASB issued authoritative guidance which requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. The guidance also requires retrospective application to all periods presented. The Company adopted the guidance on February 1, 2009 and has applied it retrospectively to all periods presented herein.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        Unless the context indicates otherwise, when we refer to "we," "us" or the "Company" in this Form 10-K, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.

Business Segments

        The Company's businesses are grouped into four reportable segments for management and internal financial reporting purposes: retail, wholesale, European and licensing. Information relating to these segments is summarized in Note 15 to the Consolidated Financial Statements. Management evaluates segment performance based primarily on revenue and earnings from operations. The Company believes this segment reporting reflects how its business segments are managed and each segment's performance is evaluated. The retail segment includes the Company's retail operations in North America. The wholesale segment includes the wholesale operations in North America and our Asian operations. The European segment includes both wholesale and retail operations in Europe and the Middle East. The licensing segment includes the worldwide licensing operations of the Company. The segment operating results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, accounting and finance, global advertising and marketing, executive compensation, facilities and legal.

        We acquired Focus Europe S.r.l. ("Focus"), our former licensee for GUESS by MARCIANO products in Europe, the Middle East and Asia, in December 2006, and its Spanish subsidiary ("Focus Spain") in October 2007. We also acquired BARN S.r.l. ("Barn"), our former kids licensee in Europe, in January 2008. Each of these entities is reported in our European segment. G by GUESS is a relatively new retail brand concept that was launched in early fiscal 2008 and is included in our retail segment. Our South Korea and China businesses, which we have operated directly since January 2007 and April 2007, respectively, are also relatively new businesses for us and are reported in our wholesale segment. Our international jewelry license agreement, which expired in December 2009, was not renewed as the Company decided to directly operate this business going forward. Beginning in January 2010, the operating results of our international jewelry business are included in our European segment. Prior to that date, we recorded the related royalty income in our licensing segment.

Products

        We derive our net revenue from the sale of GUESS?, GUESS by MARCIANO and G by GUESS men's and women's apparel, and our licensees' products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line sites. We also derive royalty revenues from worldwide licensing activities.

Recent Global Economic Developments

        The state of the global economy negatively impacted our results in fiscal 2010. When economic conditions deteriorated in the latter part of 2008, we reacted quickly by adjusting our short-term goals to focus on protecting our liquidity, strong balance sheet position, and the integrity of our brands. As a result, we limited our store expansion in North America and managed both inventories and costs carefully. While we believe conditions have become more stable and predictable, unfavorable macroeconomic conditions may continue to have a negative effect on our business.

        The deterioration in the global economic environment has also resulted in significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, the Canadian dollar and the Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During the first half of fiscal 2010, the U.S. dollar strengthened against these three currencies versus the comparable prior year period, unfavorably impacting the translation of our international revenues and earnings during that period. However, in the second half of fiscal 2010, the U.S. dollar weakened against these currencies versus the comparable prior year period, positively impacting the translation of our international revenues and earnings during that period.

        In addition, some of our transactions that occur in Europe, Canada and South Korea are denominated in U.S. dollars, Swiss francs and British pounds exposing them to exchange rate fluctuations when converted to their local currencies. These transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound intercompany liabilities and certain operating expenses denominated in Swiss francs. Fluctuations in exchange rates can impact the profitability of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. The Company enters into derivative financial instruments to manage exchange risk on certain foreign currency transactions. However, the Company does not hedge all transactions denominated in foreign currency.

Long-Term Growth Strategy

        Despite the recent economic conditions, our key long-term strategies remain unchanged. Global expansion continues to be the cornerstone of our growth strategy. Our combined revenues outside of the U.S. and Canada currently represent approximately 45% of the total Company's revenues, compared to 21% in 2005. We expect this trend to continue as we expand both in Europe and Asia. Expanding our retail business across the globe is another important part of our growth strategy. We see opportunities to increase the number of GUESS? branded retail stores in Europe, as we expand outside of Italy, and also in North America, where we see opportunities particularly with our newer store concepts. We will continue to regularly evaluate and implement initiatives that we believe will build brand equity, grow our business and enhance profitability.

        Our North American retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the productivity and performance of existing stores. We will continue to emphasize our new G by GUESS store concept and our accessories business. This includes greater focus on our accessories line in our existing stores and the expansion of our GUESS? Accessories store concept. We plan to open 52 retail stores across all concepts in the U.S. and Canada during fiscal 2011.

        In Europe, we will continue to focus on growing our business in the countries where our brand is well known but under penetrated. The Company is also planning to expand the number of directly operated GUESS? retail stores in Europe. We and our partners plan to continue our international expansion in Europe by opening 85 retail stores in fiscal 2011.

        The Company's capital expenditures for the full fiscal year 2011 are planned at approximately $180 million (before deducting estimated lease incentives of approximately $10 million), which includes key money investments for new European stores. The planned capital expenditures are primarily for retail store expansion in the U.S. and Canada, store remodeling programs, expansion of our European retail business and infrastructure, investments in information systems, expansion of our Asian business, and other infrastructure improvements.

Other

        The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. Fiscal years 2010, 2009 and 2008 all included 52 weeks.

        The Company reports National Retail Federation ("NRF") calendar comparable store sales on a quarterly basis for our full-price retail and factory outlet stores in the U.S. and Canada. A store is considered comparable after it has been open for 13 full months. If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store is removed from the comparable store base until it has been opened at its new size, in its new location or under its new concept for 13 full months.

Executive Summary

The Company

        Net earnings attributable to Guess?, Inc. was $242.8 million, or diluted earnings of $2.61 per common share, for the year ended January 30, 2010, compared to net earnings attributable to Guess?, Inc. of $213.6 million, or diluted earnings of $2.25 per common share, for the year ended January 31, 2009. The fiscal 2010 and 2009 results included the unfavorable impact of long-lived asset impairment charges of $4.7 million before taxes (or $0.03 per diluted share) and $24.4 million before taxes (or $0.16 per diluted share), respectively. The asset impairment charges reflected the write-down of the asset base for a number of our retail stores primarily as a result of adverse retail conditions arising from the deterioration in the global economic environment.

        During the first quarter ended May 2, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (the "FASB") which requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. The adoption negatively impacted diluted earnings per common share by approximately $0.03 per share for each of the years ended January 30, 2010, January 31, 2009 and February 2, 2008. Refer to Note 16 of the Consolidated Financial Statements for further information.

        Total net revenue increased 1.7% to $2,128.5 million for the year ended January 30, 2010, from $2,093.4 million in the prior year. Despite the difficult economic environment, our European, retail and wholesale segments all increased revenues in the current year, while royalty revenues were lower in our licensing business. Currency translation fluctuations relating to all our foreign operations unfavorably impacted net revenue in fiscal 2010 by $47.0 million, driven mostly by the impact of fluctuations in the euro when translating revenues from our European segment.

        Gross margin (gross profit as a percentage of total net revenues) increased slightly to 44.2% for the year ended January 30, 2010, compared to 44.1% in the prior year. Overall, the higher product margins in our retail and wholesale segments were offset by occupancy deleverage in our European and retail segments as a result of a larger mix of European retail stores and negative comparable store sales.

        Selling, general and administrative ("SG&A") expenses decreased 1.9% to $582.7 million for the year ended January 30, 2010, compared to $593.8 million in the prior year. The decrease was driven by lower asset impairment charges on our retail stores and lower marketing expenses as compared to the prior year. The Company also benefited from the favorable impact of the stronger dollar versus the prior year when translating SG&A expenses for our foreign operations into U.S. dollars. The decrease was partially offset by higher store selling expenses in Europe to support our retail expansion in Europe, as well as higher performance-based and other compensation related expenses. SG&A expense as a percentage of revenues ("SG&A rate") improved by 100 basis points to 27.4% for the year ended January 30, 2010, compared to the prior year. The net impact of the asset impairment charges in the current and prior fiscal year accounted for all of this improvement.

        Earnings from operations increased 9.1% to $358.8 million for the year ended January 30, 2010, compared to $328.8 million in the prior year. Operating margin increased 120 basis points to 16.9% for the year ended January 30, 2010, compared to 15.7% in the prior year due primarily to the lower SG&A rate.

Currency translation fluctuations relating to all our foreign operations unfavorably impacted earnings from operations by $7.8 million.

        Other income, net, (including interest income and expense) totaled $3.1 million for the year ended January 30, 2010, compared to other expense, net, of $10.0 million in the prior year. The net gain for the year ended January 30, 2010 included mark-to-market gains related to our insurance policy investments, partially offset by mark-to-market losses related to the revaluation of foreign currency forward contracts and other foreign currency transactions. Other expense, net, for the year ended January 31, 2009 primarily resulted from the decline in value of insurance policy investments and other non-operating assets.

        Our effective income tax rate decreased 70 basis points to 31.9% for the year ended January 30, 2010, compared to 32.6% in the prior year, primarily due to a higher proportion of earnings in lower tax jurisdictions.

        The Company had $502.1 million in cash and cash equivalents as of January 30, 2010, up $208.0 million, compared to $294.1 million as of January 31, 2009. Total debt, including capital lease obligations, as of January 30, 2010 was $16.5 million, down $22.1 million from $38.6 million as of January 31, 2009. Accounts receivable increased by $27.3 million, or 10.4%, to $289.6 million at January 30, 2010, compared to $262.3 million at January 31, 2009. The accounts receivable balance at January 30, 2010 included a positive translation impact of approximately $18.9 million due to currency fluctuations compared to the prior year end. Inventory increased by $6.5 million, or 2.7%, to $246.2 million as of January 30, 2010, compared to $239.7 million as of January 31, 2009.

Retail

        Our retail segment, comprising North American full-priced retail stores, factory outlet stores and e-commerce, generated net sales of $983.9 million during the year ended January 30, 2010, an increase of $5.9 million, or 0.6%, from $978.0 million in the prior year. The slight increase was driven by a larger store base, which represented a net 5.6% increase in average square footage compared to the year ended January 31, 2009, partially offset by a decline in comparable store sales of 4.5%, which included an unfavorable translation impact of currency fluctuations for our Canadian retail stores compared to the prior year. Retail earnings from operations increased by $39.1 million, or 42.0%, to $132.3 million for the year ended January 30, 2010, compared to $93.2 million in the prior year. In addition, the operating margin increased by 390 basis points to 13.4% for the year ended January 30, 2010, compared to 9.5% for the year ended January 31, 2009. The increase in both earnings from operations and operating margin was driven by lower asset impairment charges, improved product margins, and lower SG&A expenses, partially offset by higher occupancy costs. The lower asset impairment charges in the retail segment of $3.7 million during the year ended January 30, 2010, compared to $23.3 million during the year ended January 31, 2009, favorably impacted operating margin by 200 basis points.

        In the year, we opened 18 new stores in the U.S. and Canada and closed 11 stores. At January 30, 2010, we operated 432 stores in the U.S. and Canada, comprised of 191 full-priced GUESS? retail stores, 107 GUESS? factory outlet stores, 52 GUESS by MARCIANO stores, 44 G by GUESS stores and 38 GUESS? Accessories stores. This compares to 425 stores as of January 31, 2009.

Wholesale

        Wholesale segment revenue increased by $3.8 million, or 1.3%, to $300.0 million for the year ended January 30, 2010, from $296.2 million in the prior year. This increase was driven by higher sales in our Asian business, partially offset by lower sales in our North American wholesale business. Wholesale earnings from operations increased by $5.5 million, or 12.1%, to $51.0 million for the year ended January 30, 2010, compared to $45.5 million in the prior year. Operating margin increased by 160 basis points to 17.0% for the year ended January 30, 2010, compared to 15.4% for the year ended January 31,

2009. The operating margin expansion was primarily driven by product margin improvements and SG&A expense leverage in Asia compared to the prior year.

Europe

        In Europe, revenues increased by $28.2 million, or 3.9%, to $747.2 million for the year ended January 30, 2010, compared to $719.0 million in the prior year. The increase was primarily driven by higher sales in the retail business and sales from our new international jewelry business, partially offset by the unfavorable translation impact to revenues due to changes in foreign currency exchange rates. At January 30, 2010, we directly operated 84 stores in Europe compared to 61 stores at January 31, 2009. Earnings from operations from our European segment increased by $4.6 million, or 2.7%, to $173.2 million for the year ended January 30, 2010, compared to $168.6 million in the prior year. Operating margin decreased 30 basis points to 23.2% for the year ended January 30, 2010, compared to 23.5% for the prior year. The decline resulted from higher occupancy costs, given our retail expansion in the region, mostly offset by a lower SG&A rate.

Licensing

        Our licensing royalty revenues decreased by $2.9 million, or 2.9%, to $97.4 million, compared to $100.3 million in the prior year. Earnings from operations for the year ended January 30, 2010, were essentially flat at $86.6 million, compared to $86.4 million in the prior year.

Corporate Overhead

        Corporate overhead expenses increased by $19.4 million, or 29.9%, to $84.3 million for the year ended January 30, 2010, from $64.9 million in the same prior year period. The increase was driven by higher performance-based and other compensation related expenses, and higher professional fees, partially offset by lower brand marketing expenses.

Global Store Count

        In the year, together with our partners, we opened 161 new stores worldwide, including 90 stores in Europe and the Middle East, 45 stores in Asia, 18 stores in the U.S. and Canada and 8 stores in Central and South America. Together with our partners we closed 63 stores worldwide, including 22 stores in Europe and the Middle East, 29 stores in Asia, 11 stores in the U.S. and Canada and 1 store in Central and South America.

        We ended fiscal 2010 with 1,210 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	432	432	—
Europe and the Middle East	388	84	304
Asia	335	28	307
Other	55	13	42

Total	1,210	557	653

        These stores exclude 229 concessions operated by us and our partners located primarily in South Korea and Greater China because of their smaller store size in relation to our standard international store size. Of the 778 stores located outside of the U.S. and Canada, 557 were GUESS? stores, 176 were GUESS? Accessories stores and 45 were GUESS by MARCIANO stores.

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

  Accounts receivable reserves

        In the normal course of business, the Company grants credit directly to certain wholesale customers after a credit analysis is performed based on financial and other criteria. Accounts receivable are recorded net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collection trends, an evaluation of the impact of current economic conditions and whether the Company has obtained credit insurance or other guarantees.

        Costs associated with customer markdowns are recorded as a reduction to revenues, and are included in the allowance for accounts receivable. Historically, these markdown allowances resulted from seasonal negotiations with the Company's wholesale customers, as well as historical trends and the evaluation of the impact of economic conditions. During fiscal 2008, the Company renegotiated its arrangements with its major customers in the U.S. to fix the percentage of sales that will be expensed as markdown allowances. The negotiation of a fixed rate allows the Company to process credit memos against the outstanding balance immediately which has resulted in a reduction of our outstanding markdown allowance accrual.

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

  Inventory reserves

        Inventories are valued at the lower of cost (weighted average method) or market. The Company continually evaluates its inventories by assessing slow moving product as well as prior seasons' inventory. Market value of aged inventory is estimated based on historical sales trends for each product line category, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. The Company closely monitors its off-price sales to ensure the actual results closely match initial estimates. Estimates are regularly updated based upon this continuing review.

  Valuation of goodwill, intangible and other long-lived assets

        The Company assesses the impairment of its long-lived assets (i.e., goodwill, intangible assets and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset's ability to continue to generate income from operations and positive cash flow in future periods or if significant changes in the Company's strategic business objectives and utilization of the assets occurred. If the assets (other than goodwill) are assessed to be recoverable, they are depreciated or amortized over the periods benefited. If the assets are considered to be impaired, an impairment charge is recognized representing the amount by which the carrying value of the assets exceeds the fair value of those assets. Fair value is determined based upon the discounted cash flows derived from the underlying asset. We use various assumptions in determining current fair market value of these assets, including future expected cash flows and discount rates. Future expected cash flows for store assets are based on management's estimates of future cash flows over the remaining lease period or expected life, if shorter. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations. See Notes 1 and 5 to the Consolidated Financial Statements for further discussion.

  Pension benefit plan actuarial assumptions

        The Company's pension obligations and related costs are calculated using actuarial concepts, within the authoritative guidance framework. The discount rate is an important element of expense and/or liability measurement. We evaluate this critical assumption annually which enables us to state expected future payments for benefits as a present value on the measurement date. Refer to Note 10 to the Consolidated Financial Statements for Supplemental Executive Retirement Plan related information.

  Litigation reserves

        Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated balance sheet. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise, such revisions in estimates of the potential liability could materially impact the results of operations and financial position.

  Share-based compensation

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of authoritative guidance using the modified prospective transition method. Under this method, compensation cost recognized after January 1, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with authoritative guidance. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for new grants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company's common stock. The expected life used prior to November 2007 was based on the "simplified" method described in authoritative guidance. For options granted beginning November 2007, the expected term is determined based on historical trends. The dividend yield for 2006 and prior years was assumed to be zero since the Company had not historically declared and did not have a plan to declare dividends on an ongoing basis until the Board of Directors authorized and approved the initiation of quarterly dividends in February 2007. The expected dividend yield starting from 2007 is based on the Company's history and expectations of dividend payouts. The expected forfeiture rate is determined based on historical data. Compensation expense for new stock options and nonvested stock awards is recognized on a straight-line basis over the vesting period.

        In addition, the Company grants certain nonvested stock awards and stock options that require the recipient to achieve certain minimum performance targets in order for these awards to vest. If the minimum performance targets have not been achieved or are not expected to be achieved, no expense is recorded during the period.

  Income taxes

        The Company adopted authoritative guidance in January 2007, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Guidance was also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of this guidance did not have a material impact on the Company's financial position and results of operations. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.

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

  Hedge accounting

        The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these hedges. The Company's objective is to hedge the variability in forecasted cash flows due to the foreign currency risk associated with certain anticipated inventory purchases, intercompany royalties and other expenses on a first dollar basis for specific months. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in cost of product sales, SG&A or other income and expenses in the period which approximates the time the hedged merchandise inventory is sold or the hedged operating expense and hedged intercompany royalty is incurred.

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

RESULTS OF OPERATIONS

        The following table sets forth actual operating results for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 as a percentage of net revenue:

	Year Ended
	Jan. 30, 2010	Jan. 31, 2009	Feb. 2, 2008
Product sales	95.4%	95.2%	94.8%
Net royalties	4.6	4.8	5.2

Total net revenue	100.0	100.0	100.0
Cost of product sales	55.8	55.9	54.7

Gross profit	44.2	44.1	45.3
Selling, general and administrative expenses	27.2	27.2	27.6
Asset impairment charges	0.2	1.2	—

Earnings from operations	16.9	15.7	17.7
Interest expense	(0.1)	(0.2)	(0.2)
Interest income	0.1	0.3	0.4
Other income (expense), net	0.1	(0.6)	(0.1)

Earnings before income taxes	17.0	15.2	17.8
Income taxes	5.4	5.0	7.1

Net earnings	11.6	10.2	10.7
Net earnings attributable to noncontrolling interests	0.2	—	0.0

Net earnings attributable to Guess?, Inc.	11.4%	10.2%	10.7%

Year Ended January 30, 2010 Compared to Year Ended January 31, 2009

 NET REVENUE.    Net revenue for the year ended January 30, 2010 increased by $35.1 million, or 1.7%, to $2,128.5 million, from $2,093.4 million for the year ended January 31, 2009. Our European, retail and wholesale segments all increased revenues in the current year, while royalty revenues in our licensing business declined. Currency translation fluctuations relating to all our foreign operations unfavorably impacted net revenue by $47.0 million compared to the prior year.

        Net revenue from retail operations increased by $5.9 million, or 0.6%, to $983.9 million for the year ended January 30, 2010, from $978.0 million for the year ended January 31, 2009. The slight increase was driven by an average of 26 net additional stores during the year ended January 30, 2010, resulting in a net 5.6% increase in average square footage compared to the prior year. This growth was partially offset by a decline in comparable stores sales of 4.5%. Currency translation fluctuations relating to our Canadian retail stores unfavorably impacted net revenue in our retail segment by $4.2 million.

        Net revenue from wholesale operations increased by $3.8 million, or 1.3%, to $300.0 million for the year ended January 30, 2010, from $296.2 million for the year ended January 31, 2009. The increase was driven by growth in our Asian business, with revenue increases in both South Korea and Greater China. The increase in Asia was partially offset by lower North American wholesale sales. Our U.S. wholesale business continued to be impacted by the economic downturn as department stores continued to manage their inventories tightly. Our products were sold in the U.S. in approximately 947 doors at the end of the year compared to approximately 1,057 doors at the end of the prior year. Currency translation fluctuations relating to our South Korean and Canadian operations unfavorably impacted net revenue in our wholesale segment by $9.7 million.

        Net revenue from European operations increased by $28.2 million, or 3.9%, to $747.2 million for the year ended January 30, 2010, from $719.0 million for the year ended January 31, 2009. The increase was driven primarily by our retail business in Europe. Wholesale revenues in Europe increased slightly, resulting from the addition of our new international jewelry business, which before January 2010, was operated as a licensed business. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $29.5 million. At January 30, 2010, we directly operated 84 stores in Europe compared to 61 stores at the prior year end.

        Net royalty revenue from licensing operations decreased by $2.9 million, or 2.9%, to $97.4 million for the year ended January 30, 2010, from $100.3 million for the year ended January 31, 2009. This decrease was driven primarily by lower royalties resulting from lower watch product sales.

 GROSS PROFIT.    Gross profit increased by $18.9 million, or 2.0%, to $941.5 million for the year ended January 30, 2010, from $922.6 million for the year ended January 31, 2009. This increase was primarily driven by our retail, wholesale and European segments as follows:

  •
  Gross profit for the retail segment increased due to higher product margins resulting primarily from fewer markdowns and less promotional activity. These improvements were partially offset by higher occupancy costs and the unfavorable translation impact of currency fluctuations.

  •
  Gross profit for the wholesale segment increased due to higher sales in Asia and improved product margins in both our Asian and North American wholesale businesses. These were partially offset by a decline in sales in our North American wholesale business and an unfavorable currency translation impact.

  •
  Gross profit for the European segment increased as a result of higher sales in our European retail business and from our international jewelry business. These improvements were partially offset by higher occupancy costs due to our retail expansion in Europe and the unfavorable translation impact of currency fluctuations.

        Gross margin increased slightly by 10 basis points to 44.2% for the year ended January 30, 2010, from 44.1% for the year ended January 31, 2009. The increase was attributable to higher product margins in our retail and wholesale segments, offset by occupancy deleverage in our European and retail segments as a result of a larger mix of European retail stores and negative comparable store sales.

        The Company's gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in selling, general and administrative expenses.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    SG&A expenses decreased by $11.1 million, or 1.9%, to $582.7 million for the year ended January 30, 2010, from $593.8 million for the year ended January 31, 2009. The decrease was driven by lower asset impairment charges related to our retail stores of $4.7 million for the year ended January 30, 2010, compared to $24.4 million of impairment charges for the year ended January 31, 2009. The decrease was also driven by lower marketing expenses as compared to the prior year and the favorable impact of the stronger dollar versus the prior year when translating SG&A expenses for our foreign operations into U.S. dollars. The decrease was partially offset by higher store selling expenses, due to our retail expansion in Europe, as well as higher performance-based and other compensation related costs.

        The SG&A rate improved by 100 basis points to 27.4% for the year ended January 30, 2010, compared to 28.4% in the prior year. The net impact of the asset impairment charges in the current and prior fiscal year accounted for all this improvement.

 EARNINGS FROM OPERATIONS.    Earnings from operations increased by $30.0 million, or 9.1%, to $358.8 million for the year ended January 30, 2010, from $328.8 million for the year ended January 31, 2009. The increase in earnings from operations primarily resulted from the following:

  •
  Earnings from operations for the retail segment increased by $39.1 million to $132.3 million for the year ended January 30, 2010, compared to $93.2 million for the year ended January 31, 2009. The increase in earnings from operations was driven by higher gross profit, lower asset impairment charges, and lower operating and marketing expenses.

  •
  Earnings from operations for the wholesale segment increased by $5.5 million to $51.0 million for the year ended January 30, 2010, compared to $45.5 million for the year ended January 31, 2009. The increase in earnings from operations was mainly driven by sales growth in Asia and lower operating and marketing expenses in North America. This was partially offset by lower sales volume in the North American wholesale business and the unfavorable translation impact of the stronger U.S. dollar on the South Korean business. The currency translation fluctuations, related to both our South Korean and Canadian operations, unfavorably impacted earnings from operations in our wholesale segment by $1.2 million.

  •
  Earnings from operations for the European segment increased $4.6 million to $173.2 million for the year ended January 30, 2010, compared to $168.6 million for the year ended January 31, 2009. The increase was due primarily to sales growth in our retail business and lower marketing expenses, partially offset by higher store selling expenses to support the expansion of our retail business in the region. The currency translation fluctuations unfavorably impacted earnings from operations by $5.9 million.

  •
  Earnings from operations for the licensing segment increased by $0.2 million to $86.6 million for the year ended January 30, 2010, compared to $86.4 million for the year ended January 31, 2009. The increase was the result of lower marketing expenses, partially offset by lower royalty revenues.

  •
  Unallocated corporate overhead increased by $19.4 million to $84.3 million for the year ended January 30, 2010, compared to $64.9 million for the year ended January 31, 2009. The increase was primarily due to higher performance-based and other compensation related costs, and higher professional fees, partially offset by lower brand marketing expenses.

        Operating margin improved 120 basis points to 16.9% for the year ended January 30, 2010, compared to 15.7% for the year ended January 31, 2009, primarily as a result of the lower SG&A rate.

 INTEREST EXPENSE AND INTEREST INCOME.    Interest expense decreased to $2.2 million for the year ended January 30, 2010, compared to $4.7 million for the year ended January 31, 2009. The decrease was due to a combination of lower average debt balances in Europe and lower average interest rates on the debt. Total debt at January 30, 2010 was $16.5 million, and was primarily related to our capital lease in Europe. The average debt balance for the year ended January 30, 2010, was $42.5 million, versus an average debt balance of $59.2 million for the year ended January 31, 2009. Interest income decreased to $1.7 million for the year ended January 30, 2010, compared to $6.1 million for the year ended January 31, 2009, due to lower interest rates on invested cash, partially offset by higher average invested cash balances.

 OTHER INCOME OR EXPENSE, NET.    Other income, net, was $3.6 million for the year ended January 30, 2010, compared to other expense, net, of $11.3 million for the year ended January 31, 2009. Other income, net, in the year ended January 30, 2010, primarily consisted of mark-to-market gains on insurance policy investments, partially offset by net mark-to-market losses on the revaluation of foreign currency forward contracts and other foreign currency transactions. Other expense, net, for the year ended January 31, 2009 primarily resulted from the decline in value of insurance policy investments and other non-operating assets.

 INCOME TAXES.    Income tax expense for the year ended January 30, 2010 was $115.6 million, or a 31.9% effective tax rate, compared to income tax expense of $103.8 million, or a 32.6% effective tax rate, for the year ended January 31, 2009. The lower tax rate in the current year was due to a higher proportion of earnings in lower tax jurisdictions.

 NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS.    Net earnings attributable to noncontrolling interests for the year ended January 30, 2010 was $3.6 million, net of taxes, as compared to $1.5 million, net of taxes, for the year ended January 31, 2009. The increase was due to higher earnings from our Focus and Mexico operations.

 NET EARNINGS ATTRIBUTABLE TO GUESS?, INC.    Net earnings attributable to Guess?, Inc. increased by $29.2 million, or 13.7%, to $242.8 million for the year ended January 30, 2010, from $213.6 million for the year ended January 31, 2009. Diluted earnings per common share increased to $2.61 per share for the year ended January 30, 2010, compared to $2.25 per share for the year ended January 31, 2009.

Year Ended January 31, 2009 Compared to Year Ended February 2, 2008

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

        Net revenue from wholesale operations increased by $37.8 million, or 14.6%, to $296.2 million for the year ended January 31, 2009, from $258.4 million for the year ended February 2, 2008. The revenue growth was generated from our expanding Asian operations, primarily in South Korea and Greater China. During fiscal year 2009, the Company, along with its partners, opened 20 stores and 31 concessions in Greater China and 10 stores and 29 concessions in South Korea. Our U.S. wholesale products were sold in approximately 1,057 major doors as of January 31, 2009, compared to 1,006 major doors at the end of the prior year period. Currency translation fluctuations, relating to both our Canadian and South Korean operations, unfavorably impacted net revenue in our wholesale segment by $16.3 million.

        Net revenue from European operations increased by $180.6 million, or 33.5%, to $719.0 million for the year ended January 31, 2009, from $538.4 million for the year ended February 2, 2008. All of our wholesale businesses in Europe contributed to this growth, including BARN, which we acquired in January 2008. The growth was also attributable to same store sales growth in our existing retail stores and the addition of new retail stores, increasing our directly operated store count to 61 stores at January 31, 2009 from 40 stores at February 2, 2008. Currency translation fluctuations accounted for $34.7 million of the increase in net revenue relating to our European operations.

        Net royalty revenue from licensing operations increased by $9.6 million, or 10.5%, to $100.3 million for the year ended January 31, 2009, from $90.7 million for the year ended February 2, 2008. The increase was the result of the strength of the accessories business, particularly watches, jewelry, footwear, eyewear and handbags. Licensing revenues in fiscal 2009 did not include any royalty revenue from our BARN business which we began operating directly as part of our European operations in January 2008.

 GROSS PROFIT.    Gross profit increased by $129.8 million, or 16.4%, to $922.6 million for the year ended January 31, 2009, from $792.8 million for the prior period. Most of the increase was driven by the European, retail and licensing segments as follows:

  •
  Gross profit for the European operations increased due to higher sales volume in the existing European wholesale and retail operations, higher wholesale product margins and the impact of the acquisitions of BARN in January 2008 and Focus Spain in October 2007.

  •
  Gross profit for the retail segment increased due to higher unit sales volume driven by the expansion in our store count during the year and an increase in comparable store sales of 1.0% compared to the prior year. The increase in retail gross profit also includes the unfavorable impact of higher occupancy costs due to the store expansion and lower product margins.

  •
  Gross profit for the licensing segment increased as a result of higher sales by our licensees of accessory and footwear products.

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

 NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS.    Net earnings attributable to noncontrolling interests for the year ended January 31, 2009 was $1.5 million, net of taxes, as compared to $0.9 million, net of taxes, for the year ended February 2, 2008. The increase was primarily due to the stronger performance of Focus and our Mexican operations.

 NET EARNINGS ATTRIBUTABLE TO GUESS?, INC.    Net earnings attributable to Guess?, Inc. increased by $27.1 million, or 14.5%, to $213.6 million for the year ended January 31, 2009, from $186.5 million for the year ended February 2, 2008. Diluted earnings per common share increased to $2.25 per share for the year ended January 31, 2009 compared to $1.96 per share for the year ended February 2, 2008.

LIQUIDITY AND CAPITAL RESOURCES

        We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the fiscal year ended January 30, 2010, the Company relied on trade credit, available cash, short-term borrowings from our European bank facilities, real estate leases, and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and dividend payments to stockholders, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe, as described below under "—Credit Facilities." As of January 30, 2010, the Company had cash and cash equivalents of $502.1 million. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in four diversified money market funds. The funds are all AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. As of January 30, 2010, we do not have any exposure to auction-rate security investments in these funds. Please see "ITEM 1A Risk Factors" for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

        The Company has presented below the cash flow performance comparison of the year ended January 30, 2010, versus the year ended January 31, 2009.

Operating Activities

        Net cash provided by operating activities was $358.2 million for the fiscal year ended January 30, 2010, compared to $228.6 million for the fiscal year ended January 31, 2009, or an improvement of $129.6 million. The increase was primarily due to the favorable impact of working capital changes on operating cash flows as a result of the lower growth in accounts receivable and inventory during the year ended January 30, 2010, compared to the growth in the comparable prior year period. This was primarily driven by our European operations where we experienced a slower rate of growth relative to the prior year as a result of the global economic conditions. The increase is also attributable to higher growth in accrued liabilities during the fiscal year ended January 30, 2010, compared to the decline of accrued liabilities in the comparable prior year period. In addition, net earnings increased from $215.0 million for fiscal 2009 to $246.3 million for fiscal 2010.

        At January 30, 2010, the Company had working capital (including cash and cash equivalents) of $781.4 million compared to $558.3 million at January 31, 2009. The Company's primary working capital needs are for inventory and accounts receivable. Accounts receivable at January 30, 2010 amounted to $289.6 million, up $27.3 million, compared to $262.3 million at January 31, 2009. The accounts receivable balance at January 30, 2010 included a positive translation impact of approximately $18.9 million due to currency fluctuations compared to January 31, 2009. Approximately $133.9 million of our receivables, or 46.2% of the $289.6 million in accounts receivable at January 30, 2010, were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at January 30, 2010 amounted to $246.2 million compared to $239.7 million at January 31, 2009.

Investing Activities

        Net cash used in investing activities was $90.8 million for the fiscal year ended January 30, 2010, compared to $102.2 million for the fiscal year ended January 31, 2009. Cash used in investing activities related primarily to capital expenditures incurred on new store openings and existing store remodeling programs in the U.S. and Canada, expansion of our European retail business and infrastructure, expansion of our Asian business, improvements to headquarter buildings, investments in information systems and other enhancements.

        The lower level of spending on new stores and remodeling of existing stores in the U.S. and Canada during the fiscal year ended January 30, 2010 was the main driver of the lower cash used in investing activities compared to the prior year, partially offset by improvements to our infrastructure in the current year. During the fiscal year ended January 30, 2010, the Company opened 18 new owned stores in the U.S. and Canada, 17 owned stores in Europe, 6 owned stores in Asia and 2 owned stores in Mexico, compared to 57 new owned stores in the U.S. and Canada, 20 owned stores in Europe, 10 owned stores in Asia and 4 owned stores in Mexico that were opened in the prior year.

Financing Activities

        Net cash used in financing activities was $61.8 million for the fiscal year ended January 30, 2010, compared to $99.1 million for the fiscal year ended January 31, 2009. The decrease in net cash used in financing activities compared to the prior year was primarily due to higher repurchases of shares of the Company's common stock under the 2008 Share Repurchase Program during fiscal 2009, partially offset by repayments of borrowings and higher dividends during fiscal 2010.

Contractual Obligations and Commitments

        The following table summarizes the Company's contractual obligations at January 30, 2010 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Short-term borrowings	$738	$738	$—	$—	$—
Capital lease obligations(1)	18,612	2,280	4,538	4,440	7,354
Operating lease obligations(2)	995,676	147,280	269,838	237,701	340,857
Purchase obligations(3)	147,476	147,476	—	—	—
Benefit obligations(4)	98,548	1,191	1,766	2,146	93,445

Total	$1,261,050	$298,965	$276,142	$244,287	$441,656

Other commercial commitments(5)	$12,450	$12,450	$—	$—	$—

(1)
Includes interest on capital lease obligations.

(2)
Does not include insurance, taxes and common area maintenance charges. In fiscal 2010, these variable charges totaled $44.5 million.

(3)
Purchase obligations represent open purchase orders for merchandise at the end of the fiscal year. These purchase orders can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations. Accordingly, a comparison of purchase orders from period to period is not necessarily meaningful.

(4)
Includes expected payments associated with the deferred compensation plan and the Supplemental Executive Retirement Plan through fiscal 2037.

(5)
Consists of standby letters of credit for guarantee of foreign subsidiary's borrowings, workers' compensation and general liability insurance.

        Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $14.5 million. This liability for unrecognized tax benefits has been excluded because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.

Dividend Policy

        During the first quarter of fiscal 2008, the Company announced a quarterly cash dividend of $0.06 per share of the Company's common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.16 per common share.

        In continuation of this practice, on March 17, 2010, the Company announced a quarterly cash dividend of $0.16 per share of the Company's common stock. The dividend will be payable on April 16, 2010 to stockholders of record at the close of business on March 31, 2010.

        The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based on a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.

Capital Expenditures

        Gross capital expenditures totaled $82.3 million, before deducting lease incentives of $5.4 million, for the fiscal year ended January 30, 2010. This compares to gross capital expenditures of $90.0 million, before deducting lease incentives of $7.5 million, for the fiscal year ended January 31, 2009. The Company's capital expenditures for the full fiscal year 2011 are planned at approximately $180 million (before deducting estimated lease incentives of approximately $10 million), which includes key money investments for new European stores. The planned capital expenditures are primarily for retail store expansion in the U.S. and Canada, store remodeling programs, expansion of our European retail business and infrastructure, investments in information systems, expansion of our Asian business, and other infrastructure improvements.

        In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities

        On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the "Credit Facility"). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. At January 30, 2010, the Company had $12.5 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility. See Note 8 to the Consolidated Financial Statements for further information regarding the terms of the Credit Facility.

        The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $228.0 million, limited primarily by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at January 30, 2010, the Company could have borrowed up to approximately $211.7 million under these agreements. However, the Company's ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. Under these credit agreements the Company had no outstanding borrowings and $4.1 million in outstanding documentary letters of credit as of January 30, 2010. The agreements are primarily denominated in euros and provide for annual interest rates ranging from 0.7% to 3.5%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for $20.8 million that has a minimum net equity requirement, there are no other financial ratio covenants.

        The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At January 30, 2010, the capital lease obligation was $15.8 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability at January 30, 2010 was approximately $0.8 million.

        From time-to-time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

        In March 2008, the Company's Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company's common stock (the "2008 Share Repurchase Program"). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the year ended January 30, 2010, the Company repurchased 407,600 shares under the 2008 Share Repurchase Program at an aggregate cost of approximately $5.3 million, all of which occurred in the first quarter ended May 2, 2009.

Other

        On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan ("SERP") which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The participants in the SERP are Maurice Marciano, Chairman of the Board, Paul Marciano, Chief Executive Officer and Vice Chairman of the Board, and Carlos Alberini, President and Chief Operating Officer. As a non-qualified pension plan, no funding of the SERP is required; however, the Company expects to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender value of the insurance policies was $22.1 million and $12.1 million as of January 30, 2010 and January 31, 2009, respectively and is included in other assets. As a result of an increase in value of the insurance policy investments, the Company recorded a gain of $3.1 million in other income during fiscal 2010.

        In January 2002, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 4,000,000 shares of common stock for the ESPP. During the year ended January 30, 2010, 73,810 shares of the Company's common stock were issued pursuant to the ESPP at an average price of $16.92 per share for a total of $1.2 million.

INFLATION

        The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability.

SEASONALITY

        The Company's business is impacted by the general seasonal trends characteristic of the apparel and retail industries. U.S. retail operations are generally stronger from July through December, and U.S. wholesale operations generally experience stronger performance from July through November. The European operations are largely wholesale driven and operate with two primary selling seasons. The Spring/Summer season primarily ships from December to March and the Fall/Winter season primarily ships from June to September. The remaining months of the year are relatively smaller shipping months in Europe. The Company's goal is to take advantage of early-season demand and potential reorders by offering a pre-collection assortment for apparel.

RECENTLY ISSUED ACCOUNTING GUIDANCE

        In June 2009, the FASB issued authoritative guidance that requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the entity, that could potentially be significant to the variable interest entity. Under this guidance, ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity are required. This guidance is effective for fiscal periods beginning on or after November 15, 2009. The Company is currently evaluating the potential impact of the adoption of the guidance on the Company's Consolidated Financial Statements.

        In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance is effective for reporting periods beginning after December 15, 2009, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the potential impact of the guidance on its disclosures in the Company's Consolidated Financial Statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

        Approximately 46% of product sales and licensing revenue recorded for the year ended January 30, 2010 were denominated in U.S. dollars. The Company's primary exchange rate risk relates to operations in Canada, Europe and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under "ITEM 1A. Risk Factors."

        Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, Swiss francs and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their local functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound denominated intercompany liabilities and certain operating expenses denominated in Swiss francs that are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments to manage exchange risk on certain anticipated foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

Forward Contracts Designated as Cash Flow Hedges

        During the year ended January 30, 2010, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$87.0 million and US$40.0 million, respectively, to hedge forecasted intercompany royalties and merchandise purchases that were designated as cash flow hedges. As of January 30, 2010, the Company had forward contracts outstanding for its European and Canadian operations of US$62.4 million and US$27.7 million, respectively, that are expected to mature over the next 12 months. The Company's derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. U.S. dollar forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as cash flow hedges, are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. The Company also hedges forecasted intercompany royalties over specific months. Changes in the fair value of these U.S. dollar forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in other income and expense in the period in which the royalty expense is incurred.

        From time to time, Swiss franc forward contracts are used to hedge certain anticipated Swiss operating expenses over specific months. Changes in the fair value of the Swiss franc forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in SG&A in the period which approximates the time the expenses are incurred.

        As of January 30, 2010, accumulated other comprehensive income included an unrealized gain of approximately US$1.8 million, net of tax, that will be recognized as a net decrease to cost of product sales or other income and expense over the following 12 months at the then current values on a pre-tax basis, which can be different than the current year-end values. At January 30, 2010, the net unrealized gain of the remaining open forward contracts recorded in the consolidated balance sheet was approximately US$3.2 million.

        At January 31, 2009, the Company had forward contracts outstanding for its European and Canadian operations of US$21.0 million and US$38.5 million, respectively, and Swiss franc/euro forward contracts outstanding for its European operations of CHF18.0 million. At January 31, 2009, the unrealized net gain of these open forward contracts recorded in current assets in the consolidated balance sheet was approximately US$8.1 million.

        The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Beginning balance gain (loss)	$8,763	$(1,475)
Net (losses) gains from changes in cash flow hedges	(1,641)	9,093
Net (gains) losses reclassified to income	(5,277)	1,145

Ending balance gain	$1,845	$8,763

Forward Contracts Not Designated as Cash Flow Hedges

        The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense. For the year ended January 30, 2010, the Company recorded a net loss of US$10.6 million for the Canadian dollar, euro, British pound and Swiss franc foreign currency contracts, which has been included in other income and expense. At January 30, 2010, the Company had Canadian dollar foreign currency contracts to purchase US$22.3 million expected to mature over the next eight months, euro foreign currency contracts to purchase US$117.6 million expected to mature over the next 12 months and euro foreign currency contracts to purchase GBP14.0 million expected to mature over the next 11 months. At January 30, 2010, the net unrealized gain of these Canadian dollar, euro and British pound forward contracts recorded on the consolidated balance sheet were approximately US$3.9 million.

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

Sensitivity Analysis

        At January 30, 2010, a sensitivity analysis of changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$229.9 million, the fair value of the instruments would have decreased by US$25.5 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by US$20.9 million. Any resulting changes in the fair value of the hedged instruments may be more than or partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

Interest Rate Risk

        At January 30, 2010, approximately 96% of the Company's indebtedness related to a capital lease obligation which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest swap increased other expense, net by $0.5 million during fiscal year 2010. Substantially all of the Company's remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. A 100 basis point increase in interest rates would have increased interest expense for the year ended January 30, 2010 by approximately $0.4 million. This increase would be partially offset by a favorable gain on the interest rate swap.

        The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's incremental borrowing rate. At January 30, 2010, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company's debt approximates rates currently available to the Company.

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

        The Company's management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2010.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements as of and for the fiscal year ended January 30, 2010 included in this Annual Report on Form 10-K has issued an attestation report on the Company's internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Guess?, Inc.

        We have audited Guess?, Inc.'s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Guess?, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Guess?, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guess?, Inc. as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended January 30, 2010 and our report dated March 30, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 30, 2010

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

Guess?, Inc.
Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm	F-2
2	Consolidated Financial Statements
	Consolidated Balance Sheets at January 30, 2010 and January 31, 2009	F-3
	Consolidated Statements of Income for the Years Ended January 30, 2010, January 31, 2009 and February 2, 2008	F-4
	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended January 30, 2010, January 31, 2009 and February 2, 2008	F-5
	Consolidated Statements of Cash Flows for the Years Ended January 30, 2010, January 31, 2009 and February 2, 2008	F-6
	Notes to Consolidated Financial Statements	F-7
3	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts for the Years Ended January 30, 2010, January 31, 2009 and February 2, 2008	F-44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Guess?, Inc.

        We have audited the accompanying consolidated balance sheets of Guess?, Inc. as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended January 30, 2010. Our audits also included the financial statement schedule listed in the Index at ITEM 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guess?, Inc. at January 30, 2010 and January 31, 2009, and the consolidated results of operations and cash flows for each of the three years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2010 the Company changed its method of accounting for noncontrolling interests. As discussed in Note 16 to the consolidated financial statements, in 2010 the Company changed its method of accounting for earnings per share.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Guess?, Inc.'s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 30, 2010

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 30, 2010	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$502,063	$294,118
Accounts receivable, net	289,638	262,349
Inventories	246,197	239,675
Deferred tax assets	30,570	27,278
Other current assets	54,621	70,769

Total current assets	1,123,089	894,189
Property and equipment, net	255,308	221,416
Goodwill	29,877	27,102
Other intangible assets, net	15,974	16,145
Long-term deferred tax assets	55,504	49,689
Other assets	50,423	38,025

	$1,530,175	$1,246,566

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$2,357	$24,018
Accounts payable	195,075	192,168
Accrued expenses	144,247	119,698

Total current liabilities	341,679	335,884
Capital lease obligations	14,137	14,586
Deferred rent and lease incentives	60,642	52,563
Other long-term liabilities	73,561	58,029

	490,019	461,062
Redeemable noncontrolling interests	13,813	10,050
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 136,568,091 and 135,826,959 shares, outstanding 92,736,761 and 92,329,419 shares, at January 30, 2010 and January 31, 2009, respectively	927	923
Paid-in capital	319,737	282,220
Retained earnings	919,531	718,368
Accumulated other comprehensive (loss) income	(2,952)	(16,421)
Treasury stock, 43,831,330 and 43,497,540 shares at January 30, 2010 and January 31, 2009, respectively	(217,032)	(212,089)

Guess?, Inc. stockholders' equity	1,020,211	773,001
Nonredeemable noncontrolling interests	6,132	2,453

Total stockholders' equity	1,026,343	775,454

	$1,530,175	$1,246,566

See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008
Net revenue:
Product sales	$2,031,114	$1,993,125	$1,659,184
Net royalties	97,352	100,265	90,732

	2,128,466	2,093,390	1,749,916
Cost of product sales	1,186,979	1,170,762	957,147

Gross profit	941,487	922,628	792,769
Selling, general and administrative expenses	577,963	569,398	483,079
Asset impairment charges	4,708	24,443	551

Earnings from operations	358,816	328,787	309,139
Other income (expense):
Interest expense	(2,176)	(4,730)	(3,442)
Interest income	1,697	6,101	7,546
Other income (expense), net	3,592	(11,349)	(1,780)

	3,113	(9,978)	2,324
Earnings before income tax expense	361,929	318,809	311,463
Income tax expense	115,599	103,784	124,099

Net earnings	246,330	215,025	187,364
Net earnings attributable to noncontrolling interests	3,569	1,463	892

Net earnings attributable to Guess?, Inc.	$242,761	$213,562	$186,472

Earnings per common share attributable to common stockholders (Note 16):
Basic	$2.63	$2.27	$1.99
Diluted	$2.61	$2.25	$1.96
Weighted average common shares outstanding attributable to common stockholders (Note 16):
Basic	90,893	92,561	92,307
Diluted	91,592	93,258	93,518
Dividends declared per common share	$0.45	$0.36	$0.28

See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

		Guess?, Inc. Stockholders' Equity
	Comprehensive Income	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total
	(in thousands)
Balance at February 3, 2007		$931	$218,613	$378,678	$(11,311)	$(152,081)	$(1,549)	$433,281
Comprehensive income:
Net earnings	$187,364	—	—	186,472	—	—	892	187,364
Foreign currency translation adjustment	22,101	—	—	—	21,282	—	819	22,101
Unrealized loss on hedges	(1,475)	—	—	—	(1,475)	—	—	(1,475)
Unrealized loss on investments	(183)	—	—	—	(183)	—	—	(183)
SERP prior service cost and actuarial valuation loss amortization	534	—	—	—	534	—	—	534

Total comprehensive income	$208,341
Less comprehensive income attributable to noncontrolling interests	(1,711)

Comprehensive income attributable to Guess?, Inc.	$206,630

Issuance of common stock under stock compensation plans including tax effect		12	15,676	—	—	120	—	15,808
Issuance of stock under Employee Stock Purchase Plan		—	1,678	—	—	121	—	1,799
Share-based compensation		—	19,519	—	—	—	—	19,519
Dividends		—	—	(26,325)	—	—	—	(26,325)
Noncontrolling interest capital contribution		—	—	—	—	—	490	490

Balance at February 2, 2008		$943	$255,486	$538,825	$8,847	$(151,840)	$652	$652,913
Comprehensive income:
Net earnings	$215,025	—	—	213,562	—	—	1,463	215,025
Foreign currency translation adjustment	(44,351)	—	—	—	(42,675)	—	(1,676)	(44,351)
Unrealized gain on hedges	10,238	—	—	—	10,238	—	—	10,238
Reclassification to net income for losses on investments	1,324	—	—	—	1,324	—	—	1,324
SERP prior service cost and actuarial valuation loss amortization	5,845	—	—	—	5,845	—	—	5,845

Total comprehensive income	$188,081
Less comprehensive loss attributable to noncontrolling interests	213

Comprehensive income attributable to Guess?, Inc.	$188,294

Issuance of common stock under stock compensation plans including tax effect		9	2,375	—	—	—	—	2,384
Issuance of stock under Employee Stock Purchase Plan		—	1,484	—	—	282	—	1,766
Share-based compensation		—	22,846	—	—	—	—	22,846
Dividends		—	—	(34,019)	—	—	—	(34,019)
Share repurchases		(29)	29	—	—	(60,531)	—	(60,531)
Noncontrolling interest capital contribution		—	—	—	—	—	2,014	2,014

Balance at January 31, 2009		$923	$282,220	$718,368	$(16,421)	$(212,089)	$2,453	$775,454
Comprehensive income:
Net earnings	$246,330	—	—	242,761	—	—	3,569	246,330
Foreign currency translation adjustment	22,995	—	—	—	22,684	—	311	22,995
Unrealized loss on hedges	(6,918)	—	—	—	(6,918)	—	—	(6,918)
Unrealized gain on investments	94	—	—	—	94	—	—	94
SERP prior service cost and actuarial valuation loss amortization	(2,391)	—	—	—	(2,391)	—	—	(2,391)

Total comprehensive income	$260,110
Less comprehensive income attributable to noncontrolling interests	(3,880)

Comprehensive income attributable to Guess?, Inc.	$256,230

Issuance of common stock under stock compensation plans including tax effect		8	9,400	—	—	—	—	9,408
Issuance of stock under Employee Stock Purchase Plan		—	883	—	—	366	—	1,249
Share-based compensation		—	27,339	—	—	—	—	27,339
Dividends		—	—	(41,598)	—	—	—	(41,598)
Share repurchases		(4)	4	—	—	(5,309)	—	(5,309)
Noncontrolling interest capital contribution		—	—	—	—	—	1,001	1,001
Noncontrolling interest capital distribution		—	(109)	—	—	—	(1,202)	(1,311)

Balance at January 30, 2010		$927	$319,737	$919,531	$(2,952)	$(217,032)	$6,132	$1,026,343

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008
Cash flows from operating activities:
Net earnings	$246,330	$215,025	$187,364
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	56,521	53,190	44,538
Amortization of intangible assets	7,853	7,906	6,041
Share-based compensation expense	27,339	22,846	19,519
Unrealized forward contract (gains) losses	(3,720)	(14,553)	3,354
Deferred income taxes	(4,678)	(8,805)	(12,369)
Net loss on disposition of long-term assets and property and equipment	5,514	29,574	4,015
Other items, net	(6,093)	3,993	8,638
Changes in operating assets and liabilities:
Accounts receivable	(12,803)	(34,917)	(89,481)
Inventories	(72)	(18,447)	(55,883)
Prepaid expenses and other assets	15,044	(17,592)	(23,523)
Accounts payable and accrued expenses	17,330	(15,164)	78,633
Deferred rent and lease incentives	8,108	6,392	5,943
Other long-term liabilities	1,537	(823)	3,974

Net cash provided by operating activities	358,210	228,625	180,763
Cash flows from investing activities:
Purchases of property and equipment	(82,286)	(89,971)	(100,178)
Proceeds from dispositions of long-term assets and property and equipment	474	—	17,248
Acquisition of businesses, net of cash acquired	549	(897)	(12,129)
Net cash settlement of forward contracts	(2,693)	(812)	(5,303)
Purchases of long-term investments and deposits on property and equipment	(6,880)	(10,537)	(16,799)

Net cash used in investing activities	(90,836)	(102,217)	(117,161)
Cash flows from financing activities:
Certain short-term borrowings, net	(24,861)	(9,887)	5,647
Proceeds from borrowings	40,000	—	3,894
Repayment of borrowings and capital lease obligation	(41,596)	(2,684)	(1,937)
Dividends paid	(41,598)	(34,019)	(26,295)
Noncontrolling interest capital contributions	1,001	2,230	490
Noncontrolling interest capital distributions	(1,311)	—	—
Issuance of common stock, net of nonvested award repurchases	5,778	412	6,047
Excess tax benefits from share-based compensation	6,133	5,353	12,068
Purchase of treasury stock	(5,309)	(60,531)	—

Net cash used in financing activities	(61,763)	(99,126)	(86)
Effect of exchange rates on cash and cash equivalents	2,334	(8,759)	4,462

Net increase in cash and cash equivalents	207,945	18,523	67,978
Cash and cash equivalents at beginning of period	294,118	275,595	207,617

Cash and cash equivalents at end of period	$502,063	$294,118	$275,595

Supplemental cash flow data:
Interest paid	$1,894	$3,858	$2,705
Income taxes paid	$106,089	$119,278	$133,126

See accompanying notes to consolidated financial statements.

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

Fiscal Year End

        The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to "fiscal 2010", "fiscal 2009", and "fiscal 2008" represent the results of the 52-week fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008, respectively.

Classification of Certain Costs and Expenses

        The Company includes inbound freight charges, purchasing costs and related overhead, retail store occupancy costs and a portion of the Company's distribution costs related to its retail business in cost of product sales. Distribution costs related to the wholesale business are included in selling, general and administrative ("SG&A") expenses and amounted to $30.2 million, $33.6 million, and $24.5 million for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. The Company also includes store selling, selling and merchandising, advertising, design and other corporate overhead costs as a component of selling, general and administrative expenses.

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

Use of Estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the valuation of inventories, accounts receivable allowances, sales return allowances, pension obligations, the useful life of assets for depreciation, evaluation of asset impairment, litigation accruals, recoverability of deferred taxes, unrecognized tax benefits, workers compensation and medical self-insurance expense and accruals and stock-based compensation. Actual results could differ from those estimates.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Reclassifications

        The Company has made certain reclassifications to the prior years' consolidated financial statements to conform to classifications in the current year. These reclassifications, none of which are material, had no impact on previously reported results of operations or net cash provided by operating activities. The Company adopted authoritative guidance issued by the Financial Accounting Standards Board ("FASB") in the first quarter ended May 2, 2009, which requires that redeemable noncontrolling interests be reclassified outside of permanent equity as a component of mezzanine instruments. The Company has restated the consolidated balance sheet as of January 31, 2009 to reflect the reclassification of $10.1 million to redeemable noncontrolling interests and restated the accompanying consolidated statements of stockholders' equity and comprehensive income.

Business Segment Reporting

        Where applicable, the Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The Company's businesses are grouped into four reportable segments for management and internal financial reporting purposes: retail, European, wholesale and licensing. Information regarding these segments is summarized in Note 15. Management evaluates segment performance based primarily on revenue and earnings from operations. The Company believes this segment reporting reflects how its four business segments are managed and each segment's performance is evaluated. The retail segment includes the Company's retail operations in North America. The wholesale segment includes the wholesale operations in North America and the Company's Asian operations. The European segment includes both wholesale and retail operations in Europe and the Middle East. The licensing segment includes the worldwide licensing operations of the Company.

Revenue Recognition

  General

        The Company recognizes retail operations revenue at the point of sale and wholesale operations revenue from the sale of merchandise when products are shipped and the customer takes title and assumes risk of loss, collection of relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable. The Company accrues for estimated sales returns and other allowances in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and reduces sales and cost of sales accordingly.

  Net Royalty Revenue

        Royalty revenue is based upon a percentage, as defined in the underlying agreement, of the licensee's actual net sales or minimum net sales, whichever is greater. The Company may receive special payments in consideration of the grant of license rights. These payments are recognized ratably as revenue over the term of the license agreement. The unrecognized portion of upfront payments is included in deferred royalties and accrued expenses depending on the long or short-term nature of the payments to be recognized. During 2005, the Company successfully renegotiated license agreements for certain significant product categories comprising watches, handbags and eyewear. The renewal terms call for certain fixed cash rights payments which are over-and-above normal, ongoing royalty payments. During 2005, the

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Company received $42.7 million in cash for these significant renewals and recorded them as deferred royalties in other long-term liabilities in the accompanying consolidated balance sheets. The Company recognized revenues relating to these fixed cash rights payments of $8.2 million, $8.5 million and $8.5 million in the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

  Gift Cards

        Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Beginning with the quarter ended August 4, 2007, these estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company's gift card breakage rate is approximately 6.5% and 5.6% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represented the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. For the years ended January 30, 2010, January 31, 2009 and February 2, 2008, the Company recognized $1.5 million, $2.3 million and $3.5 million of gift card breakage to revenue, respectively, of which $3.1 million, or $0.02 per diluted share was a one-time cumulative adjustment recognized in the quarter ended August 4, 2007 when the Company completed its analysis of unredeemed electronic gift card liabilities. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods.

  Loyalty Programs

        The Company launched customer loyalty programs for its G by GUESS, GUESS? and GUESS by MARCIANO stores in July 2009, August 2008 and September 2007, respectively. The GUESS? and GUESS by MARCIANO loyalty programs were merged in May 2009. Under the programs, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may be redeemed for merchandise. Unredeemed awards and points are accrued in current liabilities and recorded as a reduction of net sales as points are accumulated by the member. The program has expiration dates for the points and awards. The aggregate amount of the unredeemed points and awards included in accrued liabilities was $9.8 million and $6.2 million at January 30, 2010 and January 31, 2009, respectively.

Advertising Costs

        The Company expenses the cost of advertising as incurred. Advertising expenses charged to operations for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 were $21.8 million, $36.5 million and $37.1 million, respectively.

Share-based Compensation

        In accordance with authoritative accounting guidance the Company adopted the fair value recognition provisions using the modified prospective transition method. Under this method, compensation cost recognized after January 1, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value and

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

(b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the guidance. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model.

        See Note 17 for further information regarding share-based compensation.

Foreign Currency

  Foreign Currency Translation

        The local currency is the functional currency for all of the Company's significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders' equity. The foreign currency translation adjustment increased accumulated other comprehensive income by $22.7 million, from a foreign currency translation loss of $14.9 million as of January 31, 2009 to a foreign currency translation gain of $7.8 million as of January 30, 2010.

  Foreign Currency Transaction Gains and Losses

        Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency, including gains and losses on foreign currency contracts (see below), are included in the consolidated statements of income. Net foreign currency transaction gains (losses) included in the determination of net earnings were $4.3 million, $(2.0) million and $(2.8) million for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

  Forward Contracts Designated as Cash Flow Hedges

        The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British pounds or Swiss francs and thus are exposed to earnings and cash flow risk as a result of exchange rate fluctuations when converted to their local functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound intercompany liabilities and certain Swiss franc denominated operating expenses. The Company has entered into forward contracts to hedge the risk of a portion of these anticipated foreign currency transactions against foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these hedges. The Company does not hedge all transactions denominated in foreign currency.

        Changes in the fair value of the U.S. dollar/euro forward contracts for anticipated U.S. dollar merchandise purchases designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the Swiss franc/euro forward contracts for anticipated operating expenses designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity and are

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

recognized in SG&A in the period which approximates the time the expenses are incurred. Changes in the fair value of U.S. dollar/euro forward contracts for U.S. dollar intercompany royalties designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity and are recognized in other income/expense in the period which the royalty expense is incurred.

  Forward Contracts Not Designated as Cash Flow Hedges

        The Company also has forward contracts that are not designated as cash flow hedges for accounting purposes. Changes in the fair value of forward contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expenses.

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

        The Company accounts for uncertainty in income taxes in accordance with FASB issued authoritative guidance, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

        See Note 16 for further information regarding the calculation of earnings per share.

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

Investment Securities

        The Company accounts for its investment securities in accordance with FASB authoritative guidance which requires investments to be classified into one of three categories based on management's intent: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at their amortized cost. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Trading securities are recorded at market value with unrealized gains and losses reported in operations. The Company accounts for its long-term investment securities as available-for-sale. See Note 18 for further information.

Concentration of Credit and Liquidity Risk

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. In addition, cash used primarily for working capital purposes is maintained with various major financial institutions. The Company performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of asset and liquidity exposure with any institution. Excess cash and cash equivalents, which represent the majority of the Company's outstanding cash and cash equivalents balance, are held primarily in four diversified money market funds. The funds, each of which is rated AAA by national credit rating agencies, are generally comprised of high-quality, liquid instruments. As of January 30, 2010, the Company does not have any exposure to auction-rate security investments in these funds.

        The Company extends credit to corporate customers based upon an evaluation of the customer's financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of January 30, 2010, approximately 46% of total accounts receivable was insured or supported by bank guarantees. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collection trends and an evaluation of the impact of current economic conditions. The Company's corporate customers are principally located throughout North America, Europe, and Asia, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. However, such credit risk is considered limited due to the Company's large customer base. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company's credit losses for the periods presented are immaterial and have not

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

significantly exceeded management's estimates. One of the Company's domestic wholesale customers has accounted for approximately 3.4%, 4.1%, and 4.4% of the Company's consolidated net revenue in the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. The Company does not have significant credit exposure to any one European or Asian customer.

Inventories

        Inventories are valued at the lower of cost (weighted average method) or market. The Company continually evaluates its inventories by assessing slow moving product as well as prior seasons' inventory. Market value of aged inventory is estimated based on historical sales trends for each product line category, the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

Depreciation and Amortization

        Depreciation and amortization of property and equipment, which includes depreciation of the property under the capital lease, are provided using the straight-line method over the following useful lives:

Building and building improvements including properties under capital lease	10 to 33 years
Land improvements	5 years
Furniture, fixtures and equipment	2 to 10 years
Corporate aircraft	5 years

        Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease, unless the renewal is reasonably assured. Construction in progress is not depreciated until the related asset is completed and placed in service.

Long-Lived Assets

        Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated discounted future cash flows. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. The estimated cash flows used for this nonrecurring fair value measurement is considered a Level 3 input as defined in Note 18.

        See Note 5 for further details on asset impairments.

Goodwill

        Goodwill is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. The Company determines the fair value using a discounted cash flow analysis, which requires unobservable inputs (Level 3) within the fair value hierarchy as defined in Note 18. These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with authoritative guidance.

        See Note 6 for further information regarding goodwill.

Supplemental Executive Retirement Plan

        In accordance with authoritative accounting guidance for defined benefit pension and other postretirement plans, an asset for a plan's overfunded status or a liability for a plan's underfunded status is recognized in the consolidated balance sheets; plan assets and obligations that determine the plan's funded status are measured as of the end of the Company's fiscal year; and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in other comprehensive income and as a separate component of stockholders' equity.

        See Note 10 for further information regarding the Supplemental Executive Retirement Plan.

Deferred Rent and Lease Incentives

        When a lease includes lease incentives (such as a rent holiday) or requires fixed escalations of the minimum lease payments, rental expense is recognized on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred rent and lease incentives in the accompanying consolidated balance sheets. For construction allowances, the Company records a deferred lease credit on the consolidated balance sheets and amortizes the deferred lease credit as a reduction of rent expense on the consolidated statements of income over the term of the leases.

Litigation Reserves

        Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise, such revisions in estimates of the potential liability could materially impact the results of operations and financial position.

(2) New Accounting Guidance

        In December 2007, the FASB issued authoritative guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) New Accounting Guidance (Continued)

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

        In December 2007, the FASB issued authoritative guidance which clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. The Company adopted the guidance on February 1, 2009. Refer to Note 1 for further information. The guidance has been applied prospectively with the exception of reclassifying nonredeemable noncontrolling interests to equity in the Company's consolidated balance sheets and consolidated statements of stockholders' equity and comprehensive income and recasting consolidated net earnings to include net earnings prior to fiscal 2010 attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.

        In February 2008, the FASB issued authoritative guidance that relates to the measurement of fair value for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the guidance effective February 1, 2009 for all nonfinancial assets and liabilities as required. Refer to Note 1 for additional information. The adoption of the guidance did not have a material impact on the Company's financial position or results of operations.

        In March 2008, the FASB issued authoritative guidance that expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. The Company adopted the guidance on February 1, 2009 and has included the expanded disclosures in Note 19.

        In June 2008, the FASB issued authoritative guidance, which requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. The guidance also requires retrospective application to all periods presented. The Company adopted the guidance on February 1, 2009 and applied it retrospectively to all periods presented. Refer to Note 16. The adoption resulted in a reduction in diluted earnings per common share of approximately $0.03 per share for the years ended January 30, 2010, January 31, 2009, and February 2, 2008

        In April 2009, the FASB issued authoritative guidance to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. The guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. The guidance is effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company during the second quarter of fiscal 2010. The adoption of the guidance did not have a material impact on the Company's financial position or results of operations. See additional disclosure in Note 18.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) New Accounting Guidance (Continued)

        In April 2009, the FASB issued authoritative guidance to require disclosures about the fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. The guidance is effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company during the second quarter of fiscal 2010. The adoption of the guidance did not have a material impact on the Company's financial position or results of operations.

        In May 2009, the FASB issued authoritative guidance, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted the guidance during the second quarter of fiscal 2010 and, accordingly, evaluates subsequent events through the date its financial statements are issued. See Note 21 for additional information.

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

        In June 2009, the FASB issued authoritative guidance that requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the entity, that could potentially be significant to the variable interest entity. Under this guidance, ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity are required. This guidance is effective for fiscal periods beginning on or after November 15, 2009. The Company is currently evaluating the potential impact of the adoption of the guidance on the Company's consolidated financial statements.

        In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. This guidance is effective for reporting periods beginning after December 15, 2009, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the potential impact of the guidance on its disclosures in the Company's consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Accounts Receivable

        Accounts receivable consists of trade receivables primarily relating to the Company's wholesale businesses in Europe, North America and Asia. The Company provided for allowances relating to these receivables of $24.0 million and $21.3 million at January 30, 2010 and January 31, 2009, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $23.0 million and $20.7 million at January 30, 2010 and January 31, 2009, respectively, for which, the Company recorded an allowance for doubtful accounts of $0.7 million and $0.5 million at January 30, 2010 and January 31, 2009, respectively. The accounts receivable allowance includes allowances for doubtful accounts, wholesale markdowns and wholesale sales returns. Retail sales returns allowances are included in accrued expenses.

(4) Inventories

        Inventories consist of the following (in thousands):

	Jan. 30, 2010	Jan. 31, 2009
Raw materials	$9,405	$8,615
Work in progress	2,689	2,286
Finished goods	234,103	228,774

	$246,197	$239,675

        As of January 30, 2010 and January 31, 2009, inventories had been written down to the lower of cost or market by $16.8 million and $20.0 million, respectively.

(5) Property and Equipment

        Property and equipment is summarized as follows (in thousands):

	Jan. 30, 2010	Jan. 31, 2009
Land and land improvements	$3,052	$3,052
Building and building improvements	4,839	4,678
Leasehold improvements	277,283	228,853
Furniture, fixtures and equipment	269,324	246,442
Corporate aircraft	1,175	1,175
Construction in progress	18,701	7,871
Properties under capital lease	23,565	21,782

	597,939	513,853
Less accumulated depreciation and amortization	342,631	292,437

	$255,308	$221,416

        Construction in progress at January 30, 2010 and January 31, 2009 represents the costs associated with the construction in progress of leasehold improvements to be used in the Company's operations, primarily for new and remodeled stores in retail operations. Interest costs capitalized in construction in progress were negligible during the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Property and Equipment (Continued)

        The Company recorded charges related to asset impairments of $4.7 million, $24.4 million and $0.6 million, respectively, for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008. The fiscal 2010 and fiscal 2009 impairment charges, primarily charged to the retail segment, related to the impairment of long-lived assets for certain retail stores in North America as a result of adverse retail conditions arising from the deterioration in the global economic environment.

        The accumulated depreciation and amortization related to the property under the capital lease was approximately $3.0 million and $2.0 million at January 30, 2010 and January 31, 2009, respectively. Amortization expense for the property under the capital lease is included in depreciation expense. See Notes 8 and 12 for information regarding the associated capital lease obligations.

(6) Goodwill and Intangible Assets

        Goodwill activity is summarized by business segment as follows (in thousands):

	Retail	Europe	Wholesale	Total
Goodwill balance at February 2, 2008	$914	$17,502	$11,015	$29,431
Adjustments:
Acquisitions	—	242	—	242
Translation Adjustments	(156)	(2,387)	(28)	(2,571)

Goodwill balance at January 31, 2009	758	15,357	10,987	27,102
Adjustments:
Acquisitions	—	1,318	—	1,318
Translation Adjustments	98	1,342	17	1,457

Goodwill balance at January 30, 2010	$856	$18,017	$11,004	$29,877

        The Company has no accumulated impairment related to goodwill.

        Other intangible assets as of January 30, 2010 primarily consisted of lease and license acquisition costs related to European acquisitions. Gross intangible assets were $44.9 million and $35.4 million at January 30, 2010 and January 31, 2009, respectively. The accumulated amortization of intangible assets with finite useful lives was $29.0 million and $19.3 million at January 30, 2010 and January 31, 2009, respectively. For these assets, amortization expense over the next five years is expected to be approximately $5.1 million in fiscal 2011, $2.5 million in fiscal 2012, $2.3 million in fiscal 2013, $1.9 million in fiscal 2014 and $1.5 million in fiscal 2015.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Accrued Expenses

        Accrued expenses are summarized as follows (in thousands):

	Jan. 30, 2010	Jan. 31, 2009
Accrued compensation and benefits	$60,860	$48,055
Store credits, loyalty and gift cards	15,865	12,426
Sales and use taxes, property taxes, and other taxes	15,399	12,646
Deferred royalties	13,434	12,258
Advertising	5,253	5,107
Construction costs	4,994	3,869
Professional fees	4,659	4,278
Income taxes	4,354	4,344
Other	19,429	16,715

	$144,247	$119,698

(8) Borrowings and Capital Lease Obligations

        Borrowings and capital lease obligations are summarized as follows (in thousands):

	Jan. 30, 2010	Jan. 31, 2009
Short-term borrowings with European banks	$—	$22,304
European capital lease, maturing quarterly through 2016	15,756	16,300
Other	738	—

	16,494	38,604
Less current installments	2,357	24,018

Long-term capital lease obligations	$14,137	$14,586

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

        Direct borrowings under the Credit Facility will be made, at the Company's option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (which was 0.75% at January 30, 2010) based on the Company's leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) for domestic loans, 0.50% in excess of the federal funds rate, and for Canadian loans, 0.50% in excess of the average rate for 30 day Canada dollar bankers' acceptances, or (ii) the rate of interest as announced by Bank of America as its "prime rate," in each case as in effect from time to time, plus an applicable margin (which was 0.0% at

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Borrowings and Capital Lease Obligations (Continued)

January 30, 2010) based on the Company's leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type.

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

        At January 30, 2010, the Company had $12.5 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

        The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $228.0 million, limited primarily by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at January 30, 2010, the Company could have borrowed up to approximately $211.7 million under these agreements. However, the Company's ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. Under these credit agreements the Company had no outstanding borrowings and $4.1 million in outstanding documentary letters of credit as of January 30, 2010. The agreements are primarily denominated in euros and provide for annual interest rates ranging from 0.7% to 3.5%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for $20.8 million that has a minimum net equity requirement, there are no other financial ratio covenants.

        The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At January 30, 2010, the capital lease obligation was $15.8 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability at January 30, 2010 was approximately $0.8 million.

        From time-to-time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Borrowings and Capital Lease Obligations (Continued)

        Maturities of debt and capital lease obligations at January 30, 2010 are as follows (in thousands):

	Capital Lease	Debt	Total
Fiscal 2011	$1,619	$738	$2,357
Fiscal 2012	1,692	—	1,692
Fiscal 2013	1,743	—	1,743
Fiscal 2014	1,795	—	1,795
Fiscal 2015	1,849	—	1,849
Thereafter	7,058	—	7,058

Total	$15,756	$738	$16,494

(9) Income Taxes

        Income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008
Federal:
Current	$60,106	$55,655	$59,980
Deferred	(18)	(6,743)	(3,333)
State:
Current	10,820	9,351	9,831
Deferred	(500)	431	550
Foreign:
Current	49,351	47,583	66,657
Deferred	(4,160)	(2,493)	(9,586)

Total	$115,599	$103,784	$124,099

        Except where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as the Company intends to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax-effective to do so. That portion of accumulated undistributed earnings of foreign subsidiaries as of January 30, 2010 and January 31, 2009 was approximately $363 million and $238 million, respectively.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

        Actual income tax expense differs from expected income tax expense obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008
Computed "expected" tax expense	$126,675	$111,583	$109,012
State taxes, net of federal benefit	6,708	6,359	6,747
Incremental foreign taxes in excess of/(less than) federal statutory tax rate	(16,434)	(13,995)	10,178
Exempt interest	(343)	(1,436)	(1,883)
Other	(1,007)	1,273	45

Total	$115,599	$103,784	$124,099

        Total income tax expense (benefit) was allocated as follows (in thousands):

	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008
Operations	$115,599	$103,784	$124,099
Stockholders' equity	(6,209)	717	(11,714)

Total income taxes	$109,390	$104,501	$112,385

        The tax effects of the components of other comprehensive income were allocated as follows (in thousands):

	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008
Foreign currency translation adjustment	$—	$—	$88
Unrealized net gain (loss) on hedges	(2,690)	2,922	—
Unrealized gain (loss) on investments or reclassification of loss to income	58	895	(117)
SERP	(1,435)	3,651	290

Total income tax expense (income)	$(4,067)	$7,468	$261

        Total earnings before income tax expense and noncontrolling interests were comprised of the following (in thousands):

	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008
Domestic operations	$201,081	$163,839	$200,873
Foreign operations	160,848	154,970	110,590

Earnings before income tax expense and noncontrolling interests	$361,929	$318,809	$311,463

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of current and non-current deferred tax assets and deferred tax liabilities at January 30, 2010 and January 31, 2009 are presented below (in thousands):

	Jan. 30, 2010	Jan. 31, 2009
Deferred tax assets:
Fixed assets bases difference	$17,004	$13,990
SERP	14,656	11,531
Deferred compensation	13,278	13,214
Rent expense	10,677	8,358
Bad debt reserve	8,887	6,161
Deferred income	7,496	11,171
Accrued bonus	5,909	3,098
Inventory valuation	4,252	4,914
Net operating loss	3,638	3,210
Uniform capitalization	1,870	1,844
Foreign tax credits	764	3,244
Other	9,571	6,123

Total deferred assets	98,002	86,858
Deferred tax liabilities:
Goodwill amortization	(3,512)	(4,109)
Other	(3,591)	(1,669)
Valuation allowance	(4,825)	(4,113)

Net deferred tax assets	$86,074	$76,967

        Included above at January 30, 2010 and January 31, 2009, are $30.6 million and $27.3 million for current deferred tax assets, respectively, and $55.5 million and $49.7 million in non-current deferred tax assets at January 30, 2010 and January 31, 2009, respectively. Based on the historical earnings of the Company and projections of future taxable income, management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.

        At January 30, 2010, the Company's U.S., China and certain European retail operations had net operating loss carryforwards of $19.1 million and capital loss carryforwards of $2.4 million, of which $8.8 million have an unlimited carryforward life. In addition, there are $7.1 million of potential tax benefits for foreign operating loss carryforwards that expire between 2014 and 2017, $2.4 million of benefits for U.S. capital loss carryforwards that expire in fiscal 2014 and $3.2 million of benefits for state operating loss carryforwards that expire between 2010 and 2020. Based on the historical earnings of these operations, management believes that it is more likely than not that these operations will not generate sufficient income or capital gains to utilize all of the net operating loss and the capital loss. Therefore, the Company has recorded a valuation allowance of $4.8 million, which is an increase of $0.7 million from the prior year.

        At January 30, 2010, the Company had approximately $9.6 million of total gross unrecognized tax benefits excluding interest and penalties. Of this total, $8.5 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

        The Company and its subsidiaries are subject to U.S. federal and foreign income tax as well as income tax of multiple state and foreign local jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2005. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2004.

        The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Net income tax expense (benefit) recognized for interest and penalties related to uncertain tax positions was $4.1 million, $(0.4) million and $0.4 million for the years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. As of January 30, 2010 and January 31, 2009, the Company accrued interest and penalties related to uncertain tax positions of $5.8 million and $1.9 million, respectively.

        The following changes occurred in the amount of gross unrecognized tax benefits excluding interest and penalties during the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 (in thousands):

	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008
Beginning Balance	$3,427	$6,034	$5,846
Additions:
Tax positions related to the prior year	5,608	—	554
Tax positions related to the current year	1,107	—	—
Reductions:
Tax positions related to the prior year	—	(1,946)	—
Settlements	(294)	(661)	—
Expiration of statutes of limitation	(233)	—	(366)

Ending Balance	$9,615	$3,427	$6,034

(10) Supplemental Executive Retirement Plan

        On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan, which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The participants in the SERP are Maurice Marciano, Chairman of the Board, Paul Marciano, Chief Executive Officer and Vice Chairman of the Board, and Carlos Alberini, President and Chief Operating Officer. As a non-qualified pension plan, no funding of the SERP is required; however, the Company expects to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender value of the insurance policies was $22.1 million and $12.1 million as of January 30, 2010 and January 31, 2009, respectively, and is included in other assets. As a result of an increase in value of the insurance policy investments, the Company recorded a gain of $3.1 million in other income and expenses during fiscal 2010. The Company recorded a charge of $3.2 million during fiscal 2009 as a result of a decline in insurance policy investments.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Supplemental Executive Retirement Plan (Continued)

        In accordance with authoritative accounting guidance for defined benefit pension and other postretirement plans, an asset for a plan's overfunded status or a liability for a plan's underfunded status is recognized in the consolidated balance sheet; plan assets and obligations that determine the plan's funded status are measured as of the end of the Company's fiscal year, and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in other comprehensive income and as a separate component of stockholders' equity.

        The components of net periodic pension cost to comprehensive income for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, are (in thousands):

	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008
Service cost	$213	$244	$213
Interest cost	2,053	2,319	1,724
Net amortization of unrecognized prior service cost	1,743	1,743	1,743
Net amortization of actuarial losses	—	927	579

Net periodic defined benefit pension cost	$4,009	$5,233	$4,259

Unrecognized prior service cost charged to comprehensive income	$1,743	$1,743	$1,743
Unrecognized net actuarial loss charged to comprehensive income	—	927	579
Actuarial (losses)/gains	(5,569)	6,826	(1,498)
Related tax impact	1,435	(3,651)	(290)

Total periodic costs and other charges to comprehensive income	$(2,391)	$5,845	$534

        Accumulated other comprehensive income, before tax, as of January 30, 2010 and January 31, 2009 consists of the following amounts that have not yet been recognized in net periodic benefit cost (in thousands):

	Jan. 30, 2010	Jan. 31, 2009
Unrecognized prior service cost	$12,558	$14,301
Unrecognized net actuarial loss	7,645	2,076

Net balance sheet impact	$20,203	$16,377

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Supplemental Executive Retirement Plan (Continued)

        The following chart summarizes the SERP's funded status and the amounts recognized in the Company's consolidated balance sheets (in thousands):

	Jan. 30, 2010	Jan. 31, 2009
Projected benefit obligation	$(37,165)	$(29,329)
Plan assets at fair value(1)	—	—

Net liability (included in other long-term liabilities)	$(37,165)	$(29,329)

(1)
The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table above does not include the insurance policies with market values of $22.1 million and $12.1 million at January 30, 2010 and January 31, 2009, respectively.

        The Company assumed a discount rate of 6.0% at January 30, 2010 compared to 7.0% at January 31, 2009, as part of the actuarial valuation performed to calculate the projected benefit obligation disclosed above, based on the timing of cash flows expected to be made in the future to the participants, applied to high quality yield curves. The assumed rate of increase in future compensation level was 3.0% as of January 30, 2010 and January 31, 2009. At January 30, 2010, amounts included in comprehensive income that are expected to be recognized as components of net periodic defined benefit pension cost in fiscal 2011 consist of prior service costs of $1.7 million and actuarial losses of $0.6 million. Benefits projected to be paid in the next five fiscal years amount to $1.3 million with all such payments to be paid in the fifth year. Aggregate benefits projected to be paid in the following five fiscal years amount to $15.5 million.

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

Leases

        The Company leases warehouse and administrative facilities from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect at January 30,

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Related Party Transactions (Continued)

2010, including a lease with respect to the Company's corporate headquarters in Los Angeles, California which was amended on June 10, 2008 (the "First Amendment"). The corporate headquarters consist of approximately 355,000 square feet and serve primarily as the Company's principal executive and administrative offices, design facilities and sales offices.

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

        The other two related party Company leases are currently scheduled to expire in February 2011 and December 2015.

        Aggregate rent expense under these related party leases was $3.8 million, $3.8 million and $3.5 million, respectively, for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008. Refer to Note 12 for more information on lease commitments to related parties. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements

        The Company periodically charters aircraft owned by MPM Financial, LLC ("MPM Financial"), an entity affiliated with the Marciano Trusts, through an independent third party management company contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management company, the Company has chartered and may from time-to-time continue to charter aircraft owned by MPM Financial at a discount from the third party management company's preferred customer hourly charter rates. The total fees paid under these arrangements for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 were approximately $0.8 million, $1.3 million and $1.4 million, respectively.

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

(12) Commitments and Contingencies

Leases

        The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through September 2027. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 6%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through January 2016.

        The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At January 30, 2010, the capital lease obligation was $15.8 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument resulting in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of January 30, 2010 was approximately $0.8 million.

        Future minimum property lease payments under capital lease and non-cancelable operating leases at January 30, 2010 are as follows (in thousands):

		Operating Leases
	Capital Lease	Non- Related Parties	Related Parties	Total
Fiscal 2011	$2,280	$142,344	$3,452	$148,076
Fiscal 2012	2,281	133,885	3,480	139,646
Fiscal 2013	2,257	127,880	3,563	133,700
Fiscal 2014	2,233	119,632	3,652	125,517
Fiscal 2015	2,207	110,572	3,745	116,524
Thereafter	7,354	331,883	8,974	348,211

Total minimum lease payments	$18,612	$966,196	$26,866	$1,011,674

Less interest	(2,856)

Capital lease obligations	$15,756
Less current portion	(1,619)

Long-term capital lease obligations	$14,137

        Rental expense for all operating leases during the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 aggregated $180.5 million, $159.4 million, and $122.3 million, respectively, including percentage rent of $33.8 million, $27.5 million and $23.1 million, respectively.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

Purchase Commitments

        Inventory purchase commitments as of January 30, 2010 were $147.5 million. These purchase commitments can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations. Accordingly, a comparison of purchase orders from period to period is not necessarily meaningful.

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

Litigation

        In 2006, the Officers of the Florence Customs Authorities ("Customs Authorities") began an import customs audit with respect to the Company's Italian subsidiary, Maco Apparel S.p.A. ("Maco"), which the Company acquired in 2005. Prior to the acquisition, Maco was the Italian licensee of GUESS? jeanswear for men and women in Europe. The Customs Authorities contended that the Italian subsidiary should have included the royalty expense payable to Guess?, Inc., the parent company, as part of the cost of the product subject to customs duties. The Company disagreed with this position and disputed the assessment in a series of hearings on the matter with the Florence Provincial Tax Commission ("Tax Commission") beginning in October 2007. At the request of a judge from the Tax Commission, the Company and the Customs Authorities entered into settlement discussions in 2009. These discussions ultimately led to the execution of a full out-of-court settlement agreement in October 2009, which has since been formally approved by the Tax Commission. The settlement was consistent in amount with the Company's previous accrual recorded in the fourth quarter of fiscal year 2009 and did not include any admission of liability or wrongdoing on the part of the Company. The resolution of this matter did not have a material impact on the Company's financial results or financial position.

        On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and Guess Italia, S.r.l. asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, unspecified compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed in the Court of Milan, Italy. The Company plans to defend the allegations vigorously. The Company believes that it is too early to predict the outcome of this action or whether the outcome will have a material impact on the Company's financial condition or results of operations.

        The Company is also involved in various other claims and other matters incidental to the Company's business, the resolution of which is not expected to have a material adverse effect on the Company's

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

consolidated results of operations or financial position. No material amounts were accrued as of January 30, 2010 or January 31, 2009 related to any of the Company's legal proceedings.

(13) Savings Plan

        The Company established the Guess?, Inc. Savings Plan (the "Savings Plan") under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees ("associates") may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines, and the Company may make matching contributions in amounts not to exceed 3.0% of the associates' annual compensation. Investment selections consist of mutual funds and do not include any Company common stock. The Company's contributions to the Savings Plan for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 amounted to $1.1 million, $1.0 million and $0.5 million, respectively.

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

        Effective January 1, 2006, the Company adopted a Non-qualified Deferred Compensation Plan (the "DCP"). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses. The deferred amounts and earnings thereon are payable to participants at specified future distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or installments, pursuant to elections under the rules of the DCP. The DCP is not funded by the Company, and participants have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The Company has purchased corporate-owned life insurance to offset this liability which is held in a rabbi trust. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. All earnings and expenses of the rabbi trust are reported in the Company's consolidated statement of income in other income and expenses. For fiscal 2010 and fiscal 2009, the Company incurred a gain of $3.6 million and a loss of $4.6 million, respectively, related to the change in the value of the insurance policy investments. The deferred compensation liability as of January 30, 2010 and January 31, 2009 was $6.7 million and $7.3 million, respectively. The related long-term asset as of January 30, 2010, and January 31, 2009 was $11.7 million and $8.1 million, respectively.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Quarterly Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information for the fiscal years ended January 30, 2010 and January 31, 2009 (in thousands, except per share data):

Year ended January 30, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$441,201	$522,423	$522,812	$642,030
Gross profit	177,503	231,777	236,891	295,316
Net earnings attributable to Guess?, Inc.	32,542	59,560	64,070	86,589
Earnings per common share attributable to common stockholders:
Basic	$0.35	$0.65	$0.69	$0.94
Diluted	$0.35	$0.64	$0.69	$0.93

Year ended January 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$489,220	$515,172	$527,928	$561,070
Gross profit	221,239	232,155	241,812	227,422
Net earnings attributable to Guess?, Inc.	47,801	53,832	64,017	47,912
Earnings per common share attributable to common stockholders:
Basic	$0.51	$0.57	$0.68	$0.51
Diluted	$0.50	$0.56	$0.67	$0.51

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

        Segment information is summarized as follows (in thousands):

	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008
Net revenue:
Retail operations	$983,903	$977,980	$862,381
European operations	747,242	718,964	538,358
Wholesale operations	299,969	296,181	258,445
Licensing operations	97,352	100,265	90,732

	$2,128,466	$2,093,390	$1,749,916

Earnings (loss) from operations:
Retail operations	$132,287	$93,156	$128,523
European operations	173,235	168,630	120,818
Wholesale operations	50,991	45,501	49,894
Licensing operations	86,640	86,422	77,941
Corporate overhead	(84,337)	(64,922)	(68,037)

	$358,816	$328,787	$309,139

Capital expenditures:
Retail operations	$27,290	$59,044	$64,821
European operations	32,362	18,113	17,741
Wholesale operations	6,454	7,375	8,171
Corporate overhead	16,180	5,439	9,445

	$82,286	$89,971	$100,178

	Jan. 30, 2010	Jan. 31, 2009
Total assets:
Retail operations	$275,324	$263,968
European operations	590,109	460,109
Wholesale operations	168,681	147,513
Licensing operations	20,783	18,607
Corporate overhead	475,278	356,369

	$1,530,175	$1,246,566

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Segment Information (Continued)

        The table below presents information related to geographic areas in which the Company operated. Net revenue is primarily classified based on the country where the Company's customer is located (in thousands):

	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008
Net revenue:
U.S.	$908,107	$934,190	$848,354
Italy	366,563	365,192	291,976
Canada	252,523	246,786	220,130
Other foreign countries	601,273	547,222	389,456

	$2,128,466	$2,093,390	$1,749,916

	Jan. 30, 2010	Jan. 31, 2009
Long-lived assets:
U.S.	$134,731	$133,537
Italy	58,883	57,738
Canada	33,385	30,993
Other foreign countries	59,096	28,501

	$286,095	$250,769

(16) Earnings per Share

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

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Earnings per Share (Continued)

        The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands):

	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008
Net earnings attributable to Guess?, Inc.	$242,761	$213,562	$186,472
Net earnings attributable to nonvested restricted stockholders	3,498	3,743	3,093

Net earnings attributable to common stockholders	$239,263	$209,819	$183,379

Weighted average shares used in basic computations	90,893	92,561	92,307
Effect of dilutive securities:
Stock options and restricted stock units	699	697	1,211

Weighted average shares used in diluted computations	91,592	93,258	93,518

Net earnings per common share attributable to common stockholders:
Basic	$2.63	$2.27	$1.99
Diluted	$2.61	$2.25	$1.96

        For the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, equity awards granted for 1,604,360, 1,071,871 and 309,324, respectively, of the Company's common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

        In addition to the participating securities discussed above, the Company also excluded 563,400 nonvested stock options granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding for the year ended January 31, 2009, because they are subject to certain performance-based annual vesting conditions. For the year ended January 30, 2010, the annual performance criteria were achieved, resulting in a dilutive impact of approximately 14,989 shares.

(17) Share-Based Compensation

        The Company has four share-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the "Plan") provides that the Board of Directors may grant stock options and other equity awards to officers, key employees and certain consultants and advisors to the Company or any of its subsidiaries. The Plan authorizes grants of options to purchase up to 20,000,000 authorized but unissued shares of common stock. At January 30, 2010 and January 31, 2009, there were 13,863,982 and 15,063,630 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. The three most recent annual grants have initial vesting periods of nine months, nine months and ten months, respectively, followed by three annual vesting periods. The Guess?, Inc. Employee Stock Purchase Plan ("ESPP") allows for qualified employees to participate in the purchase of

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Share-Based Compensation (Continued)

designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Guess?, Inc. 2006 Non-Employee Directors' Stock Grant and Stock Option Plan (the "Director Plan") provides for the grant of certain stock and stock options to non-employee directors. The Director Plan authorizes grants of options to purchase up to 2,000,000 authorized but unissued shares of common stock which consists of 1,000,000 shares that were initially approved for issuance on July 30, 1996 plus an additional 1,000,000 shares that were approved for issuance effective May 9, 2006. At January 30, 2010 and January 31, 2009, there were 973,838 and 1,029,943 shares available for grant under this plan, respectively. In addition, the Guess?, Inc. 1996 Equity Incentive Plan, under which equity grants have not been permitted since the approval of the Plan in 2004, continues to govern outstanding awards previously made thereunder.

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

        Compensation expense for new stock options and nonvested stock awards is recognized on a straight-line basis over the vesting period. The Company estimates forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur.

        The following table summarizes the share-based compensation expense recognized under all of the Company's stock plans during the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 (in thousands):

	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009	Year Ended Feb. 2, 2008
Stock options	$8,051	$5,642	$5,623
Nonvested stock awards/units	18,923	16,621	13,345
ESPP	365	583	551

Total share-based compensation expense	$27,339	$22,846	$19,519

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Share-Based Compensation (Continued)

Stock options

        The following table summarizes the stock option activity under all of the Company's stock plans during the fiscal year ended January 30, 2010:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at January 31, 2009	2,666,462	$20.24
Granted	1,128,400	22.31
Exercised	(693,900)	10.72
Forfeited	(44,150)	32.53
Expired	(15,000)	33.62

Options outstanding at January 30, 2010	3,041,812	$22.97	7.73	$52,165

Exercisable at January 30, 2010	1,319,222	$19.85	6.34	$26,706

Options exercisable and expected to vest at January 30, 2010	2,939,713	$22.94	7.73	$50,343

        The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during fiscal years 2010, 2009 and 2008.

Valuation Assumptions	Year ended Jan. 30, 2010	Year ended Jan. 31, 2009	Year ended Feb. 2, 2008
Risk-free interest rate	1.28%	2.48%	4.63%
Expected stock price volatility	61.3%	52.9%	46.2%
Expected dividend yield	1.80%	1.47%	0.60%
Expected life of stock options in years(1)	3.66	3.66	6.25

(1)
The expected life used prior to November 2007 was based on the "simplified" method described in the guidance. For options granted beginning November 2007, the expected term is determined based on historical trends.

        The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company's common stock. The dividend yield for fiscal 2006 and prior years was assumed to be zero since the Company had not historically declared and did not have a plan to declare dividends on an ongoing basis until the Board of Directors authorized and approved the initiation of quarterly dividends in February 2007. The expected dividend yield starting from 2007 is based on the Company's history and expectations of dividend payouts. The expected forfeiture rate is determined based on historical data.

        The weighted-average grant-date fair value of options granted was $8.97, $11.30 and $19.96 during the years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. The total intrinsic value of stock options exercised during the years ended January 30, 2010, January 31, 2009 and February 2, 2008

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Share-Based Compensation (Continued)

was $19.7 million, $14.1 million and $31.7 million, respectively. The intrinsic value of stock options is defined as the difference between the Company's stock price on the exercise date and the grant-date exercise price. The total cash received from option exercises was $7.4 million, $4.0 million and $6.7 million during the years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

        The excess tax benefit realized for the tax deductions from these option exercises for fiscal 2010 was $5.6 million and is included in cash flows from financing activities for the year ended January 30, 2010. The excess tax shortfall of $0.1 million was included in cash flows from operating activities for the year ended January 30, 2010. The compensation expense recognized was $8.1 million before the recognized income tax benefit of $3.0 million during the year ended January 30, 2010. As of January 30, 2010, there was approximately $15.5 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years.

Nonvested stock awards/units

        The following table summarizes the nonvested stock awards/units activity under all of the Company's stock plans during the fiscal year ended January 30, 2010:

	Number of Shares/Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 31, 2009	1,648,165	$35.85
Granted	274,505	20.03
Vested	(483,942)	(33.04)
Forfeited or expired	(13,873)	(36.68)

Nonvested at January 30, 2010	1,424,855	$33.76

        The weighted-average grant-date fair value of nonvested stock awards/units granted was $20.03, $40.23 and $44.55 during the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. The total fair value at grant date of previously nonvested stock awards/units that were vested during fiscal 2010, 2009 and 2008 was $16.0 million, $16.9 million, and $6.0 million, respectively. During fiscal 2010, 2009 and 2008 the total intrinsic value of nonvested stock awards/units that vested was $14.3 million, $15.1 million, and $11.9 million, respectively.

        The excess tax benefit realized for the tax deductions from these vested shares for fiscal 2010 was $0.5 million and has been included in cash flows from financing activities for the year ended January 30, 2010. The excess tax shortfall of $1.4 million was included in cash flows from operating activities for the year ended January 30, 2010. The total intrinsic value of nonvested stock awards/units outstanding and unvested at January 30, 2010 was $56.2 million. The compensation expense included in SG&A recognized during fiscal 2010 was $18.9 million, before the recognized income tax benefit of $6.6 million. As of January 30, 2010, there was approximately $34.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock awards/units. This cost is expected to be recognized over a weighted-average period of 1.5 years.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Share-Based Compensation (Continued)

ESPP

        In January 2002, the Company established an ESPP, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. Prior to March 4, 2009, the ESPP was a straight purchase plan with no holding period requirement. Effective March 4, 2009, the ESPP was amended to require participants to hold any shares purchased under the ESPP after April 1, 2009 for a minimum period of six months after purchase. In addition, all Company employees are subject to the terms of the Company's securities trading policy which generally prohibits the purchase or sale of any Company securities during the two weeks before the end of each fiscal quarter through two days after the public announcement by the Company of its earnings for that period. On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 4,000,000 shares of common stock for the ESPP.

        During the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, 73,810, 67,917 and 54,243 shares of the Company's common stock were issued pursuant to the ESPP at an average price of $16.92, $26.03 and $33.18 per share, respectively.

        The fair value of stock compensation expense associated with the Company's ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model and the following weighted-average assumptions for grants during fiscal years 2010, 2009 and 2008.

Valuation Assumptions	Year ended Jan. 30, 2010	Year ended Jan. 31, 2009	Year ended Feb. 2, 2008
Risk-free interest rate	0.19%	1.74%	4.60%
Expected stock price volatility	62.3%	72.4%	48.5%
Expected dividend yield	2.39%	0.95%	0.65%
Expected life of ESPP options (in months)	3	3	3

        The weighted-average grant-date fair value of ESPP options granted during fiscal 2010, 2009 and 2008 was $5.19, $10.60 and $11.44, respectively.

(18) Fair Value Measurements

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

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 30, 2010 and January 31, 2009 (in thousands):

	Fair Value Measurements at Jan. 30, 2010				Fair Value Measurements at Jan. 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$8,075	$—	$8,075	$—	$21,737	$—	$21,737
Securities available for sale	399	—	—	399	712	—	—	712

Total	$399	$8,075	$—	$8,474	$712	$21,737	$—	$22,449

Liabilities:
Foreign exchange currency contracts	$—	$922	$—	$922	$—	$—	$—	$—
Interest rate swaps	—	1,231	—	1,231	—	574	—	574
Deferred compensation obligations	—	6,677	—	6,677	—	7,287	—	7,287

Total	$—	$8,830	$—	$8,830	$—	$7,861	$—	$7,861

        The fair values of the Company's available-for-sale securities are based on quoted prices. Fair value of the interest rate swaps are based upon inputs corroborated by observable market data. The foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of inventory, intercompany transactions and certain expenses by non-U.S. subsidiaries. The fair values of the Company's foreign exchange forward contracts are based on quoted forward foreign exchange prices at the reporting date. Deferred compensation obligations to employees are adjusted based on changes in the fair value of the underlying employee-directed investments. Fair value of these obligations is based upon inputs corroborated by observable market data.

        Long-term investments are recorded at fair value and consist of certain marketable equity securities of $0.4 million and $0.7 million at January 30, 2010 and January 31, 2009, respectively, and are included in other assets in the accompanying consolidated balance sheets. Unrealized gains (losses), net of taxes, are included as a component of stockholders' equity and comprehensive income. The accumulated unrealized losses, net of taxes, included in accumulated other comprehensive income relates to marketable equity securities owned by the Company at January 30, 2010 and January 31, 2009 were $0.1 million and $0.2 million, respectively.

        The carrying amount of the Company's remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company's debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company's incremental borrowing rate. At January 30, 2010, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Derivative Financial Instruments

Hedging Strategy

        The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these hedges.

        The Company's objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British pounds or Swiss francs and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their local functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound intercompany liabilities. In addition, certain operating expenses are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts to manage exchange risk on certain anticipated foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

        The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of January 30, 2010, credit risk has not had a significant effect on the fair value of the Company's foreign currency contracts.

        The Company also has interest rate swap agreements, which are not designated as hedges for accounting purposes, to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company's variable rate debt, thus reducing the impact of interest rate changes on future interest cash flows. For fiscal 2010, the Company recorded a net loss of $0.6 million in other expense/interest expense related to the interest rate swaps. Refer to Note 8 for further information.

Hedge Accounting Policy

        U.S. dollar forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as cash flow hedges, are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. The Company also hedges forecasted intercompany royalties over specific months. Changes in the fair value of these U.S. dollar forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in other income/expense in the period in which the royalty expense is incurred.

        From time to time, Swiss franc forward contracts are used to hedge certain anticipated Swiss operating expenses over specific months. Changes in the fair value of the Swiss franc forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in SG&A in the period which approximates the time the expenses are incurred.

        The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Derivative Financial Instruments (Continued)

Summary of Derivative Instruments

        The fair value of derivative instruments in the consolidated balance sheet as of January 30, 2010 was as follows (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	$3,351	Current liabilities	$116

Total derivatives designated as hedging instruments		3,351		116

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	4,724	Current liabilities	806
Interest rate swaps		—	Long-term liabilities	1,231

Total derivatives not designated as hedging instruments		4,724		2,037

Total derivatives		$8,075		$2,153

Forward Contracts Designated as Cash Flow Hedges

        During the year ended January 30, 2010, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$87.0 million and US$40.0 million, respectively, to hedge forecasted intercompany royalties and merchandise purchases that were designated as cash flow hedges. As of January 30, 2010, the Company had forward contracts outstanding for its European and Canadian operations of US$62.4 million and US$27.7 million, respectively, that are expected to mature over the next 12 months.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Derivative Financial Instruments (Continued)

        The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in other comprehensive income ("OCI") and net earnings for the fiscal year ended January 30, 2010 (in thousands):

			Gain/(Loss) Reclassified from Accumulated OCI into Income
	Gain/(Loss) Recognized in OCI
		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income(1)
	Year Ended Jan. 30, 2010		Year Ended Jan. 30, 2010
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	$(2,915)	Cost of sales	$6,479
Foreign exchange currency contracts	$(166)	SG&A expenses	$406
Foreign exchange currency contracts	$580	Other expense	$(101)

(1)
The ineffective portion was immaterial during the fiscal year ended January 30, 2010 and was recorded in net earnings and included in interest income/expense.

        As of January 30, 2010, accumulated other comprehensive income included an unrealized gain of approximately US$1.8 million, net of tax, that will be recognized as a net decrease to cost of product sales or other income/expense over the following 12 months at the then current values on a pre-tax basis, which can be different than the current year-end values.

        The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Beginning balance gain (loss)	$8,763	$(1,475)
Net (losses) gains from changes in cash flow hedges	(1,641)	9,093
Net (gains) losses reclassified to income	(5,277)	1,145

Ending balance gain	$1,845	$8,763

        At January 31, 2009, the Company had forward contracts outstanding for its European and Canadian operations of US$21.0 million and US$38.5 million, respectively, and Swiss franc/euro forward contracts outstanding for its European operations of CHF18.0 million. At January 31, 2009, the unrealized net gain of these open forward contracts recorded in current assets in the consolidated balance sheet was approximately US$8.1 million.

Forward Contracts Not Designated as Cash Flow Hedges

        At January 30, 2010, the Company had Canadian dollar foreign currency contracts to purchase US$22.3 million expected to mature over the next eight months, euro foreign currency contracts to purchase US$117.6 million expected to mature over the next 12 months and euro foreign currency contracts to purchase GBP14.0 million expected to mature over the next 11 months.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Derivative Financial Instruments (Continued)

        The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as cash flow hedges in other expense and net earnings for the fiscal year ended January 30, 2010 (in thousands):

Gain/(Loss) Recognized in Income
Location of Gain/(Loss) Recognized in Income
Year Ended Jan. 30, 2010
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other expense	$(10,567)

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

(20) Share Repurchase Program

        In March 2008, the Company's Board of Directors terminated the previously authorized 2001 share repurchase program and authorized the new 2008 Share Repurchase Program to repurchase, from time-to-time and as market and business conditions warrant, up to $200 million of the Company's common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the year ended January 30, 2010, the Company purchased 407,600 shares of its common stock in open market transactions at a cost of $5.3 million (at an average price of $13.00). At January 30, 2010, the Company had remaining authority under the 2008 Share Repurchase Program to purchase an additional $134.2 million of its common stock.

(21) Subsequent Events

        On March 17, 2010, the Company announced a regular quarterly cash dividend of $0.16 per share on the Company's common stock. The cash dividend will be paid on April 16, 2010 to stockholders of record as of the close of business on March 31, 2010.

SCHEDULE II
GUESS?, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended January 30, 2010, January 31, 2009, and February 2, 2008
(in thousands)

	Balance at beginning of period	Costs charged / credited to expenses	Deductions and write-offs	Balance at end of period
Description
As of January 30, 2010
Allowance for accounts receivable	$13,832	$32,502	$(30,126)	$16,208
Allowance for royalties receivable	518	135	—	653
Allowance for sales returns	8,949	38,107	(37,722)	9,334
As of January 31, 2009
Allowance for accounts receivable	$13,945	$34,228	$(34,341)	$13,832
Allowance for royalties receivable	325	193	—	518
Allowance for sales returns	7,483	37,452	(35,986)	8,949
As of February 2, 2008
Allowance for accounts receivable	$12,653	$36,049	$(34,757)	$13,945
Allowance for royalties receivable	276	49	—	325
Allowance for sales returns	4,806	27,793	(25,116)	7,483

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:	/s/ PAUL MARCIANO Paul Marciano Chief Executive Officer and Vice Chairman of the Board
Date: March 30, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL MARCIANO Paul Marciano	Chief Executive Officer, Vice Chairman of the Board and Director (Principal Executive Officer)	March 30, 2010
/s/ MAURICE MARCIANO Maurice Marciano	Chairman of the Board and Director	March 30, 2010
/s/ CARLOS ALBERINI Carlos Alberini	President, Chief Operating Officer and Director	March 30, 2010
/s/ DENNIS R. SECOR Dennis R. Secor	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 30, 2010
/s/ JUDITH BLUMENTHAL Judith Blumenthal	Director	March 30, 2010
/s/ ANTHONY CHIDONI Anthony Chidoni	Director	March 30, 2010
/s/ KAY ISAACSON-LEIBOWITZ Kay Isaacson-Leibowitz	Director	March 30, 2010
/s/ ALICE KANE Alice Kane	Director	March 30, 2010
/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Director	March 30, 2010

Exhibit Index

Exhibit Number	Description
3.1.	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant's Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.1.	1996 Equity Incentive Plan (incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.2.	First Amendment to the 1996 Equity Incentive Plan (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended February 2, 2008).
*10.3.	2004 Equity Incentive Plan (incorporated by reference from Appendix A to the Registrant's Definitive Proxy Statement on Form 14A filed April 14, 2004).
*10.4.	First Amendment to the 2004 Equity Incentive Plan (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2006).
*10.5.	Second Amendment to the 2004 Equity Incentive Plan (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 3, 2007).
*10.6.	Third Amendment to the 2004 Equity Incentive Plan (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended February 2, 2008).
*10.7.	2006 Non-Employee Directors' Stock Grant and Stock Option Plan (As Amended and Restated Effective September 28, 2007) (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 3, 2007).
*10.8.	First Amendment to the 2006 Non-Employee Directors' Stock Grant and Stock Option Plan (As Amended and Restated Effective September 28, 2007) (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended February 2, 2008).
*10.9.	Annual Incentive Bonus Plan (As Amended and Restated December 18, 2008) (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 2009).
*10.10.	2002 Employee Stock Purchase Plan (Amended and Restated Effective March 4, 2009) (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 2009).
*10.11.	Amended and Restated Executive Employment Agreement dated December 18, 2008 between the Registrant and Maurice Marciano (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 2009).
*10.12.	Amended and Restated Executive Employment Agreement dated December 18, 2008 between the Registrant and Paul Marciano (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 2009).
*10.13.	Amended and Restated Executive Employment Agreement dated December 18, 2008 between the Registrant and Carlos Alberini (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 2009).
*10.14.	Employment Letter Agreement dated February 20, 2004 between the Registrant and Michael Relich (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).
*10.15.	Employment Letter Agreement dated June 8, 2006 between the Registrant and Dennis Secor (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).

Exhibit Number	Description
*10.16.	Written Description of Performance-Based Bonus Criteria for Paul Marciano (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
*10.17.	Restricted Stock Agreement dated as of January 1, 2007 between the Registrant and Paul Marciano (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
*10.18.	Restricted Stock Agreement dated as of August 6, 2007 between the Registrant and Carlos Alberini (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 4, 2007).
*10.19.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant's Current Report on Form 8-K filed May 16, 2005).
*10.20.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant's Current Report on Form 8-K filed May 16, 2005).
*10.21.	Form of Restricted Stock Award Agreement for Awards with Performance-Based Vesting (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 2008).
*10.22.	Indemnification Agreements between the Registrant and certain executives and directors (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
*10.23.	Nonqualified Deferred Compensation Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 2009).
*10.24.	Supplemental Executive Retirement Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 2009).
10.25.	Lease Agreement between the Registrant and Robert Pattillo Properties, Inc. (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.26.	First Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant's corporate headquarters (including original lease agreement) (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 3, 2008).
10.27.	Licensing Contribution Agreement dated as of April 28, 2003, by and between Guess? Licensing, Inc. and Guess? IP Holder L.P. (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).
10.28.	Guess? License Agreement dated as of April 28, 2003, by and between Guess? IP Holder L.P. and the Registrant (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).
10.29.	Purchase Agreement among the Registrant, Guess Italia S.r.l., Fingen S.p.A. and Fingen Apparel N.V. dated December 31, 2004 (incorporated by reference from the Registrant's Current Report on Form 8-K filed January 5, 2005).
10.30.	Credit Agreement by and among the Registrant and Guess? Canada Corporation, as Borrowers, lenders from time to time party thereto, Bank of America, N.A., as Domestic Administrative Agent and Domestic L/C Issuer, and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent and Canadian L/C Issuer, dated as of September 19, 2006 ("Credit Agreement") (incorporated by reference from the Registrant's Current Report on Form 8-K filed September 25, 2006).
10.31.	Amendment No. 1 to Credit Agreement, dated as of March 29, 2007 (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 2007).

Exhibit Number	Description
10.32.	Amendment No. 2 to Credit Agreement, dated as of July 5, 2007 (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 4, 2007).
†21.1.	List of Subsidiaries.
†23.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.3.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.3.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management Contract or Compensatory Plan

†
Filed herewith