Form 10-Q
period 2010-05-01
GUESS INC
filed 2010-06-10
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

As of June 4, 2010, the registrant had 93,218,046 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 1, 2010	Jan. 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$517,705	$502,063
Accounts receivable, net	282,535	283,747
Inventories	245,836	253,162
Deferred tax assets	30,441	30,570
Other current assets	51,638	54,621
Total current assets	1,128,155	1,124,163
Property and equipment, net	256,962	255,308
Goodwill	29,155	29,877
Other intangible assets, net	13,474	15,974
Long-term deferred tax assets	52,743	55,504
Other assets	74,279	50,423
	$1,554,768	$1,531,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations and borrowings	$2,707	$2,357
Accounts payable	175,475	195,075
Accrued expenses	136,517	145,321
Total current liabilities	314,699	342,753
Capital lease obligations	12,752	14,137
Deferred rent and lease incentives	63,809	60,642
Other long-term liabilities	77,327	73,561
	468,587	491,093
Redeemable noncontrolling interests	13,247	13,813

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 137,140,675 and 136,568,091 shares, outstanding 93,318,756 and 92,736,761 shares, at May 1, 2010 and January 30, 2010, respectively	933	927
Paid-in capital	335,798	319,737
Retained earnings	954,941	919,531
Accumulated other comprehensive (loss) income	(9,114)	(2,952)
Treasury stock, 43,821,919 and 43,831,330 shares at May 1, 2010 and January 30, 2010, respectively	(216,985)	(217,032)
Guess?, Inc. stockholders’ equity	1,065,573	1,020,211
Nonredeemable noncontrolling interests	7,361	6,132
Total stockholders’ equity	1,072,934	1,026,343
	$1,554,768	$1,531,249

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Three Months Ended
	May 1, 2010	May 2, 2009
Net revenue:
Product sales	$514,055	$419,127
Net royalties	25,286	22,074
	539,341	441,201
Cost of product sales	304,090	263,698
Gross profit	235,251	177,503

Selling, general and administrative expenses	158,105	129,469
Pension curtailment expense	5,819	—
Earnings from operations	71,327	48,034

Other income (expense):
Interest expense	(195)	(606)
Interest income	301	737
Other income (expense), net	3,428	1,266
	3,534	1,397

Earnings before income tax expense	74,861	49,431

Income tax expense	23,207	16,312
Net earnings	51,654	33,119

Net earnings attributable to noncontrolling interests	1,319	577
Net earnings attributable to Guess?, Inc.	$50,335	$32,542

Earnings per common share attributable to common stockholders (Note 2):
Basic	$0.54	$0.35
Diluted	$0.54	$0.35

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	91,902	90,631
Diluted	92,768	91,158
Dividends declared per common share	$0.16	$0.10

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)
(unaudited)

	Three Months Ended
	May 1, 2010	May 2, 2009
Net earnings	$51,654	$33,119

Foreign currency translation adjustment	(12,273)	10,973

Unrealized gain (loss) on hedges, net of tax effect	1,428	(3,300)

Unrealized gain on investments, net of tax effect	175	180

SERP prior service cost and actuarial valuation loss amortization, including curtailment expense, net of tax effect	4,418	284

Comprehensive income	45,402	41,256

Less comprehensive income attributable to noncontrolling interests	(1,229)	(941)

Comprehensive income attributable to Guess?, Inc.	$44,173	$40,315

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended
	May 1, 2010	May 2, 2009

Cash flows from operating activities:
Net earnings	$51,654	$33,119
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	14,564	12,793
Amortization of intangible assets	1,187	1,754
Share-based compensation expense	8,068	6,764
Unrealized forward contract (gains) losses	(1,974)	3,066
Net loss on disposition of property and equipment	986	220
Pension curtailment expense	5,819	—
Other items, net	(2,000)	759
Changes in operating assets and liabilities:
Accounts receivable	(7,169)	(4,682)
Inventories	4,751	40,933
Prepaid expenses and other assets	(13,435)	(2,214)
Accounts payable and accrued expenses	(22,752)	(51,064)
Deferred rent and lease incentives	3,295	3,884
Other long-term liabilities	4,790	(531)
Net cash provided by operating activities	47,784	44,801
Cash flows from investing activities:
Purchases of property and equipment	(19,405)	(18,480)
Proceeds from dispositions of long-term assets	—	474
Acquisition of lease interest	(2,249)	—
Acquisition of businesses, net of cash acquired	—	(312)
Net cash settlement of forward contracts	609	3,693
Purchases of long-term investments	(2,414)	(3,640)
Net cash used in investing activities	(23,459)	(18,265)
Cash flows from financing activities:
Certain short-term borrowings, net	442	4,623
Proceeds from borrowings	—	40,000
Repayment of borrowings and capital lease obligation	(390)	(40,378)
Dividends paid	(14,925)	(9,222)
Noncontrolling interest capital contributions	—	650
Issuance of common stock, net of nonvested award repurchases	2,606	434
Excess tax benefits from share-based compensation	5,612	60
Purchase of treasury stock	—	(5,309)
Net cash used in financing activities	(6,655)	(9,142)
Effect of exchange rates on cash and cash equivalents	(2,028)	1,118
Net increase in cash and cash equivalents	15,642	18,512
Cash and cash equivalents at beginning of period	502,063	294,118
Cash and cash equivalents at end of period	$517,705	$312,630

Supplemental cash flow data:
Interest paid	$76	$690
Income taxes paid	$10,099	$12,621

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2010

(unaudited)

(1)                                 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of May 1, 2010 and January 30, 2010, and the condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows for the three months ended May 1, 2010 and May 2, 2009.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended May 1, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 30, 2010. The Company has made certain reclassifications to the prior year’s consolidated financial statements to conform to classifications in the current year. These reclassifications, none of which are material, had no impact on previously reported results of operations.

The three months ended May 1, 2010 had the same number of days as the three months ended May 2, 2009. All references herein to “fiscal 2011” and “fiscal 2010” represent the results of the 52-week fiscal years ended January 29, 2011 and January 30, 2010, respectively.

New Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the entity, that could potentially be significant to the variable interest entity. Under this guidance, ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity are required. The Company adopted the relevant provisions of the guidance on January 31, 2010 and will apply the requirements prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (b) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The Company adopted the guidance effective January 31, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of the first phase of this guidance did not have a material impact to the Company’s consolidated financial statements.

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

The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Net earnings attributable to Guess?, Inc.	$50,335	$32,542
Net earnings attributable to nonvested restricted stockholders	553	532
Net earnings attributable to common stockholders	$49,782	$32,010

Weighted average shares used in basic computations	91,902	90,631
Effect of dilutive securities:
Stock options and restricted stock units	866	527
Weighted average shares used in diluted computations	92,768	91,158

Net earnings per common share attributable to common stockholders:
Basic	$0.54	$0.35
Diluted	$0.54	$0.35

For the three months ended May 1, 2010 and May 2, 2009, equity awards granted for 320,500 and 1,537,394, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

In addition to the participating securities discussed above, the Company also excluded 563,400 nonvested stock options granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding for the three months ended May 2, 2009, because they were subject to a performance-based annual vesting condition.

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time to time and as market and business conditions warrant, up to $200 million of the Company’s common stock (the “2008 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the three months ended May 2, 2009, the Company repurchased 407,600 shares under the 2008 Share Repurchase Program at an aggregate cost of $5.3 million. There were no share repurchases under the 2008 Share Repurchase Program during the three months ended May 1, 2010. At May 1, 2010, the Company had remaining authority under the 2008 Share Repurchase Program to purchase an additional $134.2 million of its common stock.

(3)                                 Stockholders’ Equity and Redeemable Noncontrolling Interests

A reconciliation of the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended January 30, 2010 and three months ended May 1, 2010 is as follows (in thousands):

	Stockholders’ Equity
	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balances at January 31, 2009	$773,001	$2,453	$775,454	$10,050
Issuance of common stock under stock compensation plans, net of tax effect	9,408	—	9,408	—
Issuance of stock under ESPP	1,249	—	1,249	—
Share-based compensation	27,339	—	27,339	—
Dividends	(41,598)	—	(41,598)	—
Share repurchases	(5,309)	—	(5,309)	—
Acquisition of subsidiary with redeemable put feature	—	—	—	2,815
Noncontrolling interest capital contribution	—	1,001	1,001	—
Noncontrolling interest capital distribution	(109)	(1,202)	(1,311)	—
Comprehensive income (loss) (a):
Net earnings	242,761	3,569	246,330	—
Foreign currency translation adjustment	22,684	311	22,995	948
Unrealized loss on hedges, net of income tax of $2,690	(6,918)	—	(6,918)	—
Unrealized gain on investments, net of income tax of $58	94	—	94	—
SERP prior service cost and actuarial valuation loss amortization, net of income tax of $1,435	(2,391)	—	(2,391)	—
Balances at January 30, 2010	$1,020,211	$6,132	$1,026,343	$13,813
Issuance of common stock under stock compensation plans, net of tax effect	7,703	—	7,703	—
Issuance of stock under ESPP	343	—	343	—
Share-based compensation	8,068	—	8,068	—
Dividends	(14,925)	—	(14,925)	—
Comprehensive income (loss) (a):
Net earnings	50,335	1,319	51,654	—
Foreign currency translation adjustment	(12,183)	(90)	(12,273)	(566)
Unrealized gain on hedges, net of income tax of $130	1,428	—	1,428	—
Unrealized gain on investments, net of income tax of $13	175	—	175	—
SERP prior service cost and actuarial valuation loss amortization, including curtailment expense, net of income tax of $2,832	4,418	—	4,418	—
Balances at May 1, 2010	$1,065,573	$7,361	$1,072,934	$13,247

(a) Total comprehensive income consists of net earnings, Supplemental Executive Retirement Plan (“SERP”) related prior service cost and actuarial valuation loss amortization, unrealized gains or losses on investments available for sale, foreign currency translation adjustments and the effective portion of the change in the fair value of cash flow hedges.

Redeemable Noncontrolling Interests

In connection with the acquisition of two majority-owned subsidiaries, the Company is party to put arrangements with respect to the common securities that represent the remaining noncontrolling interests of the acquired companies. Each put arrangement is exercisable by the counter-party outside the control of the Company by requiring the Company to redeem the counterparty’s entire equity stake in the subsidiary at a put price based on a multiple of earnings formula. Each put arrangement is recorded on the balance sheet at its redemption value and classified as a redeemable noncontrolling interest outside of permanent equity. As of May 1, 2010, the redeemable noncontrolling interests of $13.2 million was composed of redemption values related to the Focus Europe S.r.l. (“Focus”) and Guess Sud SAS (“Guess Sud”) put arrangements of $10.4 million and $2.8 million, respectively. As of January 30, 2010, the redeemable noncontrolling interests of $13.8 million was composed of redemption values related to the Focus and Guess Sud put arrangements of $10.9 million and $2.9 million, respectively.

The put arrangement for Focus, representing 25% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the minority owner by providing written notice to the Company no later than June 27, 2012. The redemption value of the Focus put arrangement is based on a multiple of Focus’s net earnings.

The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the minority owners by providing written notice to the Company anytime after January 30, 2012 or sooner in certain limited circumstances. The redemption value of the Guess Sud put arrangement is based on a multiple of Guess Sud’s earnings before interest, taxes, depreciation and amortization.

(4)                                 Accounts Receivable

Accounts receivable consists of trade receivables primarily relating to the Company’s wholesale businesses in Europe, North America and Asia. The Company provided for allowances relating to these receivables of $29.4 million and $29.9 million at May 1, 2010 and January 30, 2010, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $22.1 million and $23.0 million at May 1, 2010 and January 30, 2010, respectively, for which the Company recorded an allowance for doubtful accounts of $0.7 million at both May 1, 2010 and January 30, 2010.  The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)                                 Inventories

Inventories consist of the following (in thousands):

	May 1, 2010	Jan. 30, 2010
Raw materials	$12,387	$9,405
Work in progress	3,017	2,689
Finished goods	230,432	241,068
	$245,836	$253,162

As of May 1, 2010 and January 30, 2010, inventories had been written down to the lower of cost or market by $18.0 million and $16.8 million, respectively.

(6)                                 Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year.  The Company’s effective income tax rate decreased to 31.0% for the three months ended May 1, 2010 from 33.0% in the three months ended May 2, 2009 primarily due to a higher estimated proportion of annual earnings in lower tax jurisdictions.

(7)                                 Segment Information

In the first quarter of fiscal 2011, the Company revised its segment reporting whereby the North American wholesale and Asia segments are now separate segments for reporting purposes. The Company’s businesses are now grouped into five reportable segments for management and internal financial reporting purposes:  North American retail, North American wholesale, Europe, Asia and licensing. Management evaluates segment performance based primarily on revenues and earnings from operations. The Company believes this segment reporting better reflects how its five business segments are managed and each segment’s performance is evaluated.  The North American retail segment includes the Company’s retail operations in North America. The North American wholesale segment includes the Company’s wholesale operations in North America. The Europe segment includes both wholesale and retail operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale and retail operations in Asia. The licensing segment includes the worldwide licensing operations of the Company. Corporate overhead, interest income, interest expense and other income and expense are evaluated on a consolidated basis and not allocated to the Company’s business segments.

Net revenue and earnings from operations are summarized as follows for the three months ended May 1, 2010 and May 2, 2009 (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Net revenue:
North American retail	$235,773	$207,560
North American wholesale	42,728	33,573
Europe	186,968	145,698
Asia	48,586	32,296
Licensing	25,286	22,074
	$539,341	$441,201

Earnings (loss) from operations:
North American retail	$24,372	$18,007
North American wholesale	10,211	4,926
Europe	34,482	23,139
Asia	7,137	2,496
Licensing	21,860	19,015
Corporate overhead	(26,735)	(19,549)
	$71,327	$48,034

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

All amounts for the years ended January 30, 2010 and January 31, 2009 have been revised as follows to conform to the new segment reporting described above (in thousands):

	First Quarter Ended May 2, 2009	Second Quarter Ended Aug. 1, 2009	Third Quarter Ended Oct. 31, 2009	Fourth Quarter Ended Jan. 30, 2010	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Net revenue:
North American retail	$207,560	$227,460	$239,518	$309,365	$983,903	$977,980
North American wholesale	33,573	33,213	46,124	39,772	152,682	176,303
Europe	145,698	210,159	168,829	222,556	747,242	718,964
Asia	32,296	29,532	40,527	44,932	147,287	119,878
Licensing	22,074	22,059	27,814	25,405	97,352	100,265
	$441,201	$522,423	$522,812	$642,030	$2,128,466	$2,093,390

Earnings (loss) from operations:
North American retail	$18,007	$30,208	$33,110	$50,962	$132,287	$93,156
North American wholesale	4,926	8,328	12,245	9,667	35,166	39,786
Europe	23,139	52,293	40,801	57,002	173,235	168,630
Asia	2,496	1,564	5,472	6,293	15,825	5,715
Licensing	19,015	18,672	24,176	24,777	86,640	86,422
Corporate overhead	(19,549)	(19,951)	(16,830)	(28,007)	(84,337)	(64,922)
	$48,034	$91,114	$98,974	$120,694	$358,816	$328,787

(8)                                 Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	May 1, 2010	Jan. 30, 2010
European capital lease, maturing quarterly through 2016	$14,799	$15,756
Other	660	738
	15,459	16,494
Less current installments	2,707	2,357
Long-term capital lease obligations	$12,752	$14,137

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At May 1, 2010, the capital lease obligation was $14.8 million. The Company has entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of May 1, 2010 was approximately $1.0 million.

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. At May 1, 2010, the Company had $12.5 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $218.7 million, limited primarily by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at May 1, 2010, the Company could have borrowed up to approximately $210.9 million under these agreements. However, the Company’s ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At May 1, 2010, the Company had no outstanding borrowings and $11.8 million in outstanding documentary letters of credit under these credit agreements. The agreements are primarily denominated in euros and provide for annual interest rates ranging from 0.7% to 3.5%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for $19.9 million that has a minimum net equity requirement, there are no other financial ratio covenants.

From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

(9)                                 Share-Based Compensation

The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three months ended May 1, 2010 and May 2, 2009 (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Stock options	$1,859	$1,547
Nonvested stock awards/units	6,115	5,062
Employee Stock Purchase Plan	94	155
Total share-based compensation expense	$8,068	$6,764

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $16.7 million and $38.9 million, respectively, as of May 1, 2010.  This unrecognized expense assumes the performance-based equity awards vest in the future. This cost is expected to be recognized over a weighted-average period of 1.7 years.  The weighted average fair values of stock options granted during the three months ended May 1, 2010 and May 2, 2009 were $15.38 and $8.88, respectively.

On April 29, 2010, the Company made an annual grant of 237,400 stock options and 230,300 nonvested stock awards/units to its employees.  On April 14, 2009, the Company made an annual grant of 1,105,400 stock options and 106,400 nonvested stock awards/units to its employees.

On May 1, 2008, the Company granted an aggregate of 167,000 nonvested stock awards to certain employees which are subject to certain annual performance-based vesting conditions over a five-year period.  On October 30, 2008, the Company granted an aggregate of 563,400 nonvested stock options to certain employees scheduled to vest over a four-year period, subject to the achievement of performance-based vesting conditions for fiscal 2010.  During the first quarter of fiscal 2010, the Compensation Committee determined that the performance goals established in the prior year were no longer set at an appropriate level to incentivize and help retain employees given the greater than previously anticipated deterioration of the economy that had occurred since the goals were established. Therefore, in April 2009, the Compensation Committee modified the performance goals of that year’s tranche of the outstanding performance-based stock awards and options to address the challenges associated with the economic environment. During the first quarter of fiscal 2011, the Compensation Committee modified the performance goals of the current year tranche of the outstanding performance based stock awards to address the continuing challenges associated with the economic environment. None of the modifications had a material impact on the consolidated financial statements of the Company.

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

Leases

The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect at May 1, 2010 with expiration dates in February 2011, December 2015 and July 2018.

Aggregate rent expense under these related party leases for both of the three months ended May 1, 2010 and May 2, 2009 was $1.0 million. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements

The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through an independent third party management company contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management company, the Company has chartered and may from time to time continue to charter aircraft owned by MPM Financial at a discount from the third party management company’s preferred customer hourly charter rates. The total fees paid under these arrangements for the three months ended May 1, 2010 and May 2, 2009 were approximately $0.2 million and $0.1 million, respectively.

These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.

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

Litigation

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and Guess Italia, S.r.l. asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, unspecified compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed in the Court of Milan, Italy. The Company plans to defend the allegations vigorously.  The Company believes that it is too early to predict the outcome of this action or whether the outcome will have a material impact on the Company’s financial position or results of operations.

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of May 1, 2010 related to any of the Company’s legal proceedings.

(12)                          Supplemental Executive Retirement Plan

The components of net periodic pension cost for the three months ended May 1, 2010 and May 2, 2009 were as follows (in thousands):

	Three Months Ended
	May 1, 2010	May 2, 2009
Service cost	$69	$53
Interest cost	558	513
Net amortization of unrecognized prior service cost	436	436
Net amortization of actuarial losses	140	—
Curtailment expense	5,819	—
Net periodic defined benefit pension cost	$7,022	$1,002

As a non-qualified pension plan, no funding of the SERP is required. However, the Company expects to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $25.8 and $22.1 million as of May 1, 2010 and January 30, 2010, respectively, and were included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. As a result of an increase in value of the insurance policy investments, the Company recorded gains of $1.3 million and $1.2 million in other income and expense during the three months ended May 1, 2010 and May 2, 2009, respectively.

During the three months ended May 1, 2010, the Company recorded a plan curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Carlos Alberini, the Company’s former President and Chief Operating Officer. Mr. Alberini’s departure resulted in a significant reduction in the total expected remaining years of future service of all participants combined, triggering the pension curtailment.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of May 1, 2010 and January 30, 2010 (in thousands):

	Fair Value Measurements at May 1, 2010				Fair Value Measurements at Jan. 30, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange forward contracts	$—	$12,183	$—	$12,183	$—	$8,075	$—	$8,075
Securities available for sale	590	—	—	590	399	—	—	399
Total	$590	$12,183	$—	$12,773	$399	$8,075	$—	$8,474
Liabilities:
Foreign exchange forward contracts	$—	$2,584	$—	$2,584	$—	$922	$—	$922
Interest rate swaps	—	1,352	—	1,352	—	1,231	—	1,231
Deferred compensation obligations	—	7,970	—	7,970	—	6,677	—	6,677
Total	$—	$11,906	$—	$11,906	$—	$8,830	$—	$8,830

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

Long-term investments are recorded at fair value and consist of certain marketable equity securities of $0.6 million and $0.4 million at May 1, 2010 and January 30, 2010, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income. The accumulated unrealized gains (losses), net of taxes, included in accumulated other comprehensive income relating to marketable equity securities owned by the Company at May 1, 2010 and January 30, 2010, were $0.1 million and ($0.1) million, respectively.

The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At May 1, 2010, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.

Long-lived assets, such as property, plant, and equipment, and purchased intangibles that are subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets that are to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by such asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of such asset exceeds the estimated discounted future cash flows. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in the future cash flows. The estimated cash flows used for this nonrecurring fair value measurement is considered a Level 3 input as defined above.

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

The Company’s objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British pounds or Swiss francs and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their local functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound intercompany liabilities. In addition, certain sales and operating expenses are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts to manage exchange risk on certain anticipated foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of May 1, 2010, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.

The Company also has interest rate swap agreements, which are not designated as hedges for accounting purposes, to effectively convert its floating-rate capital lease obligation to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable rate capital lease obligation, thus reducing the impact of interest rate changes on future interest cash flows. Refer to Note 8 for further information.

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

From time to time, Swiss franc forward contracts are used to hedge certain anticipated Swiss operating expenses over specific months. Changes in the fair value of Swiss franc forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in SG&A in the period which approximates the time the expenses are incurred.

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes.  Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.

Summary of Derivative Instruments

The fair value of derivative instruments in the condensed consolidated balance sheet as of May 1, 2010 and January 30, 2010 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at May 1, 2010	Fair Value at January 30, 2010
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	$4,759	$3,351

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	7,424	4,724

Total		$12,183	$8,075

LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	$1,058	$116

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	1,526	806
Interest rate swaps	Long-term liabilities	1,352	1,231
Total derivatives not designated as hedging instruments		2,878	2,037

Total		$3,936	$2,153

Forward Contracts Designated as Cash Flow Hedges

During the three months ended May 1, 2010, the Company purchased U.S. dollar forward contracts in Canada totaling US$32.7 million, to hedge forecasted merchandise purchases that were designated as cash flow hedges.  As of May 1, 2010, the Company had forward contracts outstanding for its European and Canadian operations of US$50.0 million and US$50.4 million, respectively, that are expected to mature over the next 15 months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in other comprehensive income (“OCI”) and net earnings for the three months ended May 1, 2010 and May 2, 2009 (in thousands):

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss)	Gain/(Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended May 1, 2010	Three Months Ended May 2, 2009	Reclassified from Accumulated OCI into Income (1)	Three Months Ended May 1, 2010	Three Months Ended May 2, 2009
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$248	$(1,166)	Cost of sales	$(1,102)	$2,695

Foreign exchange currency contracts	$—	$(325)	SG&A expenses	$—	$28

Foreign exchange currency contracts	$465	$—	Other income/expense	$257	$—

(1) The ineffective portion was immaterial during the three months ended May 1, 2010 and May 2, 2009 and was recorded in net earnings and included in other income/expense.

As of May 1, 2010, accumulated other comprehensive income included an unrealized gain of approximately US$3.3 million, net of tax, of which $3.2 million will be recognized in other income or as a reduction to cost of product sales over the following 12 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Three Months Ended May 1, 2010	Three Months Ended May 2, 2009
Beginning balance gain (loss)	$1,845	$8,763
Net gains (losses) from changes in cash flow hedges	836	(1,187)
Net losses (gains) reclassified to income	592	(2,113)
Ending balance gain (loss)	$3,273	$5,463

At May 1, 2010, the net unrealized gain of the remaining open forward contracts recorded in the condensed consolidated balance sheet was approximately US$3.7 million.

At January 30, 2010, the Company had forward contracts outstanding for its European and Canadian operations of US$62.4 million and US$27.7 million, respectively. At January 30, 2010, the net unrealized gain of these open forward contracts recorded in the condensed consolidated balance sheet was approximately US$3.2 million.

Forward Contracts Not Designated as Cash Flow Hedges

At May 1, 2010, the Company had Canadian dollar foreign currency contracts to purchase US$53.7 million expected to mature over the next nine months, euro foreign currency contracts to purchase US$78.2 million expected to mature over the next nine months, Swiss franc foreign currency contracts to purchase US$6.5 million expected to mature over the next eight months and GBP11.5 million of foreign currency contracts to purchase euros expected to mature over the next eight months.  At May 1, 2010, the net unrealized gain of these open forward contracts recorded in the condensed consolidated balance sheet was approximately US$5.9 million.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as cash flow hedges in other expense and net earnings for the three months ended May 1, 2010 and May 2, 2009 (in thousands):

	Location of	Gain/(Loss) Recognized in Income
	Gain/(Loss) Recognized in Income	Three Months Ended May 1, 2010	Three Months Ended May 2, 2009
Derivatives not designated as hedging instruments:

Foreign exchange currency contracts	Other income/expense	$3,445	$(3,643)

Interest rate swaps	Other income/expense	$(173)	$(394)

At January 30, 2010, the Company had Canadian dollar foreign currency contracts to purchase US$22.3 million, euro foreign currency contracts to purchase US$117.6 million and GBP14.0 million of foreign currency contracts to purchase euros. At January 30, 2010, the net unrealized gain of these open forward contracts recorded in the condensed consolidated balance sheet was approximately US$3.9 million.

(15)                          Subsequent Events

On May 27, 2010, the Company announced a regular quarterly cash dividend of $0.16 per share on the Company’s common stock. The cash dividend will be paid on June 25, 2010 to stockholders of record as of the close of business on June 9, 2010.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Unless the context indicates otherwise, when we refer to “we,” “us” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.

Important Notice Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may also be contained in the Company’s other reports filed under the Securities Exchange Act of 1934, as amended, in its press releases and in other documents.  In addition, from time to time, the Company through its management may make oral forward-looking statements.  These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth and international expansion, e-commerce, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2010 and in our other filings made from time to time with the Securities and Exchange Commission (“SEC”) after the date of this report.

Business Segments

In the first quarter of fiscal 2011, the Company revised its segment reporting whereby the North American wholesale and Asia segments are now separate segments for reporting purposes. The Company’s businesses are now grouped into five reportable segments for management and internal financial reporting purposes:  North American retail, North American wholesale, Europe, Asia and licensing. Management evaluates segment performance based primarily on revenues and earnings from operations. The Company believes this segment reporting better reflects how its five business segments are managed and each segment’s performance is evaluated.  The North American retail segment includes the Company’s retail operations in North America. The North American wholesale segment includes the Company’s wholesale operations in North America. The Europe segment includes the Company’s wholesale and retail operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale and retail operations in Asia. The licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

We acquired Focus Europe S.r.l. (“Focus”), our former licensee for GUESS by MARCIANO products in Europe, the Middle East and Asia, in December 2006.  We also acquired BARN S.r.l. (“Barn”), our former kids licensee in Europe, in January 2008. Each of these entities is reported in our European segment. G by GUESS is a relatively new retail brand concept that was launched in early fiscal 2008 and is included in our North American retail segment. Our South Korea and China businesses, which we have operated directly since January 2007 and April 2007, respectively, are also relatively new businesses for us and are reported in our Asia segment. Our international jewelry license agreement, which expired in December 2009, was not renewed as the Company decided to directly operate this business going forward. Beginning in January 2010, the operating results of our international jewelry business are included in our Europe segment. Prior to that date, we recorded the related royalty income in our licensing segment.

Products

We derive our net revenue from the sale of GUESS?, GUESS by MARCIANO and G by GUESS men’s and women’s apparel, and our licensees’ products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line sites. We also derive royalty revenues from worldwide licensing activities.

Recent Global Economic Developments

We continue to see instability in the global marketplace and significant volatility in the global currency markets.  Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During the first quarter of fiscal 2011, the average U.S. dollar rate weakened against these currencies versus the average rate in the comparable prior year period, positively impacting the translation of our international revenues and earnings during that period. Subsequent to the first quarter of fiscal 2011, the U.S. dollar has strengthened against the euro versus the comparable prior year period. If this trend continues, the translation of our international revenues and earnings for the second quarter and beyond would be negatively impacted.

In addition, some of our transactions that occur in Europe, Canada and South Korea are denominated in U.S. dollars, Swiss francs and British pounds exposing them to exchange rate fluctuations when converted to their local currencies. These transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound intercompany liabilities and certain sales and operating expenses denominated in Swiss francs. Fluctuations in exchange rates can impact the profitability of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. The Company enters into derivative financial instruments to manage exchange risk on certain foreign currency transactions. However, the Company does not hedge all transactions denominated in foreign currency.

Long-Term Growth Strategy

Despite the economic conditions described above, our key long-term strategies remain unchanged. Global expansion continues to be the cornerstone of our growth strategy. Our combined revenues outside of the U.S. and Canada currently represent approximately 48% of the total Company’s revenues, compared to 21% at the end of 2005. We expect this trend to continue as we expand both in Europe and Asia. Expanding our retail business across the globe is another important part of our growth strategy. We see opportunities to increase the number of GUESS? branded retail stores in Europe, as we expand outside of Italy, and also in North America, where we see opportunities particularly with our newer store concepts. We will continue to regularly evaluate and implement initiatives that we believe will build brand equity, grow our business and enhance profitability.

Our North American retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the productivity and performance of existing stores. We will continue to emphasize our new G by GUESS store concept and our accessories business. This includes greater focus on our accessories line in our existing stores and the expansion of our GUESS? Accessories store concept. We plan to open 59 retail stores across all concepts in the U.S. and Canada during fiscal 2011.

In Europe, we will continue to focus on growing our business in the countries where our brand is well known but under penetrated. The Company is also planning to expand the number of directly operated GUESS? retail stores in Europe. We and our licensee partners plan to continue our international expansion in Europe by opening 85 retail stores in fiscal 2011.

We see significant market opportunities in Asia and we are dedicating capital and human resources to support the region’s growth and development. We have opened flagship stores in key cities such as Seoul, Shanghai, Hong Kong, Macau and Beijing and have partnered with licensees to develop our business in the second tier cities in this region. For the remainder of this fiscal year, we and our licensee partners plan to open 41 stores in Asia, in addition to the 12 stores opened during the first quarter of the current fiscal year.

The Company’s capital expenditures for the full fiscal year 2011 are planned at approximately $180 million (before deducting estimated lease incentives of approximately $10 million), which includes key money investments for new European stores. The planned capital expenditures are primarily for retail store expansion in the U.S. and Canada, store remodeling programs, expansion of our European retail business and infrastructure, investments in information systems, expansion of our Asia business, and other infrastructure improvements.

Other

The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three months ended May 1, 2010 had the same number of days as the three months ended May 2, 2009.

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

Executive Summary

The Company

Net earnings attributable to Guess?, Inc. was $50.3 million, or diluted earnings of $0.54 per common share, for the quarter ended May 1, 2010, compared to net earnings attributable to Guess?, Inc. of $32.5 million, or diluted earnings of $0.35 per common share, for the quarter ended May 2, 2009. In the quarter, the Company recorded a pre-tax charge of $5.8 million, or $0.04 per share, related to the acceleration of pension cost amortization as a result of a curtailment in the Company’s supplemental executive retirement plan (“SERP”) resulting from the departure of Carlos Alberini, our former President and Chief Operating Officer.

Total net revenue increased 22.2% to $539.3 million for the quarter ended May 1, 2010, from $441.2 million for the quarter ended May 2, 2009. All of our segments increased revenues in the current quarter, with our Europe and Asia segments generating the highest growth rates. Currency translation fluctuations relating to our foreign operations favorably impacted net revenue for the quarter ended May 1, 2010 by $26.3 million, primarily due to the impact of fluctuations in the euro, Canadian dollar and Korean won.

Gross margin (gross profit as a percentage of total net revenues) increased 340 basis points to 43.6% for the quarter ended May 1, 2010, compared to 40.2% in the same prior year period. The gross margin expansion was driven by the higher product margins in Europe, including the favorable impact of currency fluctuations on the cost of product sales, and occupancy leverage in the North American retail segment, given the positive comparable store sales in the region.

Selling, general and administrative (“SG&A”) expenses increased 22.1% to $158.1 million for the quarter ended May 1, 2010, compared to $129.5 million in the same prior year period. The increase was driven by higher store selling and other expenses in both Europe and North America to support our retail expansion in both regions and initiatives to improve our service levels in North America, additional costs associated with our new businesses in Europe and an increase in marketing expenses as compared to the same prior year period.  The Company was also negatively affected by the unfavorable impact of the weaker dollar versus the same prior year quarter when translating SG&A expenses for our foreign operations into U.S. dollars. SG&A expense as a percentage of revenues (“SG&A rate”) remained flat at 29.3% for the quarter ended May 1, 2010, compared to the same prior year period.

Earnings from operations increased 48.5% to $71.3 million for the quarter ended May 1, 2010, compared to $48.0 million in the same prior year period. Operating margin increased 230 basis points to 13.2% for the quarter ended May 1, 2010, compared to 10.9% in the same prior year period due to the higher gross margin, partially offset by the pension curtailment expense. Currency translation fluctuations relating to all our foreign operations favorably impacted earnings from operations by $5.0 million.

Other income, net, (including interest income and expense) totaled $3.5 million for the quarter ended May 1, 2010, compared to other income, net, of $1.4 million for the quarter ended May 2, 2009. The net gain for the quarter ended May 1, 2010 included net mark-to-market gains related to the revaluation of foreign currency forward contracts and other foreign currency transactions and net mark-to-market gains related to our insurance policy investments. Other income, net, for the quarter ended May 2, 2009 primarily consisted of income related to net mark-to-market gains on insurance policy investments, partially offset by net mark-to-market losses related to the revaluation of foreign currency forward contracts and other foreign currency transactions.

Our effective income tax rate decreased to 31.0% for the quarter ended May 1, 2010, compared to 33.0% in the prior year quarter primarily due to a higher estimated proportion of annual earnings in lower tax jurisdictions.

The Company had $517.7 million in cash and cash equivalents as of May 1, 2010, up $205.1 million, compared to $312.6 million as of May 2, 2009. Total debt as of May 1, 2010, primarily related to our capital lease in Europe, was $15.5 million, down $29.5 million from $45.0 million as of May 2, 2009. Accounts receivable increased by $11.5 million, or 4.3%, to $282.5 million at May 1, 2010, compared to $271.0 million at May 2, 2009. The accounts receivable balance at May 1, 2010 included a positive translation impact of approximately $2.6 million due to currency fluctuations compared to the prior year quarter end. Inventory increased by $34.8 million, or 16.5%, to $245.8 million as of May 1, 2010, compared to $211.0 million as of May 2, 2009. The increase in inventory reflects the strategic investment in certain product categories and regions to support new store growth initiatives. In addition, our Europe segment also received inventory shipments earlier this year as part of management’s initiative to deliver products more evenly throughout each season.

North American Retail

Our North American retail segment, comprising North American full-priced retail stores, factory outlet stores and e-commerce, generated net sales of $235.8 million during the quarter ended May 1, 2010, an increase of $28.2 million, or 13.6%, from $207.6 million in the same prior year period. The increase was primarily due to positive comparable stores sales of 9.7%, which included a favorable foreign currency impact related to the Canadian retail stores. North American retail earnings from operations increased by $6.4 million, or 35.3%, to $24.4 million for the quarter ended May 1, 2010, compared to $18.0 million in the same prior year period.

The increase was primarily due to higher gross profit due to the higher sales, improved product margins and leveraging of occupancy costs, partially offset by higher operating expenses. Operating margin increased by 160 basis points to 10.3% for the quarter ended May 1, 2010, compared to 8.7% for the quarter ended May 2, 2009.

In the quarter, we opened 4 new stores in the U.S. and Canada and closed 3 stores. At May 1, 2010, we operated 433 stores in the U.S. and Canada, comprised of 191 full-priced GUESS? retail stores, 109 GUESS? factory outlet stores, 52 GUESS by MARCIANO stores, 44 G by GUESS stores and 37 GUESS? Accessories stores. This compares to 429 stores as of May 2, 2009.

North American Wholesale

North American wholesale segment revenue increased by $9.1 million, or 27.3%, to $42.7 million for the quarter ended May 1, 2010, from $33.6 million in the same prior year period. This increase was driven by higher sales in our U.S., Canadian and Mexican wholesale businesses. North American wholesale earnings from operations increased by $5.3 million, or 107.3%, to $10.2 million for the quarter ended May 1, 2010, compared to $4.9 million in the same prior year period. Operating margin increased by 920 basis points to 23.9% for the quarter ended May 1, 2010, compared to 14.7% for the prior year quarter. The operating margin expansion was primarily driven by a significant increase in product margins in all our businesses and leveraging of SG&A costs as a result of the higher revenues.

Europe

In Europe, revenue increased by $41.3 million, or 28.3%, to $187.0 million for the quarter ended May 1, 2010, compared to $145.7 million in the same prior year period. The increase was primarily driven by sales from our new international jewelry business, higher sales in our expanding directly-operated retail business and the favorable translation impact to revenues due to changes in foreign currency exchange rates. At May 1, 2010, we directly operated 96 stores in Europe compared to 66 stores at May 2, 2009. Earnings from operations from our Europe segment increased by $11.4 million, or 49.0%, to $34.5 million for the quarter ended May 1, 2010, compared to $23.1 million in the same prior year period. Operating margin increased 250 basis points to 18.4% for the quarter ended May 1, 2010, compared to 15.9% for the prior year quarter. This operating margin expansion resulted from higher product margins in most businesses, given a higher mix of retail sales along with the addition of our higher-margin jewelry business. The weaker average U.S. dollar rate versus the euro on the cost of product purchased in U.S. dollars and sold in euros also favorably impacted our product margins during the current period. These improvements were partially offset by a higher SG&A rate due primarily to our investments in retail expansion in the region.

Asia

In Asia, revenue increased by $16.3 million, or 50.4%, to $48.6 million for the quarter ended May 1, 2010, compared to $32.3 million in the same prior year period. Our South Korea business continued to drive the growth in this region with more doors compared to the same prior year period, primarily to support our new intimates business, and stronger existing door performance. The Greater China business also increased revenues as we continue to develop our business in this region. Earnings from operations from our Asia segment increased by $4.6 million, or 185.9%, to $7.1 million for the quarter ended May 1, 2010, compared to $2.5 million in the same prior year period. Operating margin increased 700 basis points to 14.7% for the quarter ended May 1, 2010, compared to 7.7% for the prior year quarter. The increase resulted from product margin improvements in Greater China and the leveraging of SG&A expenses.

Licensing

Our licensing royalty revenue increased by $3.2 million, or 14.6%, to $25.3 million compared to $22.1 million in the same prior year period, driven by royalties on higher sales in the handbag, eyewear, footwear and watch categories, partially offset by the loss of royalties as a result of the direct operation of our international jewelry business since January 2010. Earnings from operations increased by $2.9 million, or 15.0%, to $21.9 million for the quarter ended May 1, 2010, compared to $19.0 million in the same prior year period.

Corporate Overhead

Corporate overhead expenses increased by $7.2 million, or 36.8%, to $26.7 million for the quarter ended May 1, 2010, from $19.5 million in the same prior year period. The increase was driven primarily by the accelerated amortization of prior service cost as a result of a curtailment in the Company’s supplemental executive retirement plan.

Global Store Count

In the first quarter of fiscal 2011, together with our partners, we opened 56 new stores worldwide, consisting of 40 stores in Europe and the Middle East, 12 stores in Asia and 4 stores in the U.S. and Canada. Together with our partners, we closed 16 stores worldwide, consisting of 10 stores in Europe and the Middle East, 3 stores in Asia and 3 stores in the U.S. and Canada.

We ended the first quarter of fiscal 2011 with 1,250 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	433	433	—

Europe and the Middle East	418	96	322

Asia	344	28	316

Other	55	13	42

Total	1,250	570	680

This store count does not include 258 concessions located primarily in South Korea and Greater China because of their smaller store size in relation to our standard international store size. Of the total 1,250 stores, 885 were GUESS? stores, 223 were GUESS? Accessories stores, 98 were GUESS by MARCIANO stores and 44 were G by GUESS stores.

RESULTS OF OPERATIONS

Three months ended May 1, 2010 and May 2, 2009

NET REVENUE. Net revenue for the quarter ended May 1, 2010 increased by $98.1 million, or 22.2%, to $539.3 million, from $441.2 million for the quarter ended May 2, 2009. Revenues increased in all of our segments with our Europe and Asia segments generating the highest growth rates. Currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $26.3 million compared to the prior year quarter.

Net revenue from our North American retail operations increased by $28.2 million, or 13.6%, to $235.8 million for the quarter ended May 1, 2010, from $207.6 million for the quarter ended May 2, 2009. This increase was primarily due to positive comparable stores sales of 9.7% which included the favorable impact of currency fluctuations relating to our Canadian retail stores. Overall, currency translation fluctuations relating to our Canadian retail stores favorably impacted net revenue in our retail segment by $8.6 million.  The store base increased by an average of 5 net additional stores during the quarter ended May 1, 2010 resulting in a net 1.6% increase in average square footage compared to the prior year quarter.

Net revenue from our North American wholesale operations increased by $9.1 million, or 27.3%, to $42.7 million for the quarter ended May 1, 2010, from $33.6 million for the quarter ended May 2, 2009. The increase was driven by higher sales in our U.S., Canadian and Mexican wholesale businesses. At May 1, 2010, our products were sold in the U.S. and Canada in approximately 937 and 133 doors, respectively, compared to approximately 993 and 140 doors, respectively, at the end of the prior year quarter. Currency translation fluctuations relating to our Canadian wholesale business favorably impacted net revenue in our North American wholesale segment by $2.0 million.

Net revenue from our Europe operations increased by $41.3 million, or 28.3%, to $187.0 million for the quarter ended May 1, 2010, from $145.7 million for the quarter ended May 2, 2009. The increase was primarily driven by sales from our new international jewelry business, higher sales in our directly operated retail business and the favorable translation impact to revenues due to changes in foreign currency exchange rates. At May 1, 2010, we directly operated 96 stores in Europe compared to 66 stores at May 2, 2009. Currency translation fluctuations accounted for $8.8 million of the increase in net revenue relating to our Europe operations.

Net revenue from our Asia operations increased by $16.3 million, or 50.4%, to $48.6 million for the quarter ended May 1, 2010, from $32.3 million for the quarter ended May 2, 2009. We continued to grow our Asia business, where we, along with our partners, opened 12 stores and 29 concessions during the quarter. Our South Korea business continued to drive the growth in this region with more doors compared to the same prior year period, primarily to support our new intimates business, and stronger existing door performance. The Greater China business also increased revenues as we continue to develop our business in this region in both the first and second tier cities. Currency translation fluctuations accounted for $6.1 million of the increase in net revenue relating to our South Korea operations.

Net royalty revenue from licensing operations increased by $3.2 million, or 14.6%, to $25.3 million for the quarter ended May 1, 2010, from $22.1 million for the quarter ended May 2, 2009, driven by royalties on higher sales in the handbag, eyewear, footwear and watch categories, partially offset by the loss of royalties as a result of the direct operation of our international jewelry business, which we began operating directly on January 1, 2010.

GROSS PROFIT. Gross profit increased by $57.8 million, or 32.5%, to $235.3 million for the quarter ended May 1, 2010, from $177.5 million for the quarter ended May 2, 2009. Most of the increase was driven by the Europe and North American retail segments as follows:

•                 Gross profit for the Europe segment increased due to the higher sales and improved product margins, resulting from the addition of our new jewelry business, expansion of our directly operated retail business and the favorable impact of currencies. These increases were partially offset by higher occupancy costs.

•                 Gross profit for the North American retail segment increased as a result of the positive comparable store sales and improved product margins. This increase was partially offset by higher occupancy expenses.

Gross margin increased 340 basis points to 43.6% for the quarter ended May 1, 2010, from 40.2% for the quarter ended May 2, 2009. The gross margin expansion was driven by the higher product margins in Europe, including the favorable impact of currency fluctuations on the cost of product sales, and occupancy leverage in the North American retail segment, given the positive comparable stores sales in the region.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in SG&A expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $28.6 million, or 22.1%, to $158.1 million for the quarter ended May 1, 2010, from $129.5 million for the quarter ended May 2, 2009. The increase was driven by higher store selling and other expenses in both Europe and North America to support our retail expansion in both regions and initiatives to improve our service levels in North America, additional costs associated with our new businesses in Europe and an increase in marketing expenses.  The Company’s SG&A expenses were also negatively affected by the unfavorable impact of the weaker dollar versus the prior year when translating SG&A expenses for our foreign operations into U.S. dollars. The Company’s SG&A rate remained flat at 29.3% for the quarter ended May 1, 2010, compared to the quarter ended May 2, 2009.

PENSION CURTAILMENT EXPENSE. During the quarter ended May 1, 2010, the Company recorded a plan curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Carlos Alberini, the Company’s former President and Chief Operating Officer. Mr. Alberini’s departure resulted in a significant reduction in the total expected remaining years of future service of all participants combined, triggering the pension curtailment.

EARNINGS FROM OPERATIONS.  Earnings from operations increased by $23.3 million, or 48.5%, to $71.3 million for the quarter ended May 1, 2010, compared with earnings from operations of $48.0 million for the quarter ended May 2, 2009.  The increase in earnings from operations primarily resulted from the following:

•                  Earnings from operations for the North American retail segment increased by $6.4 million to $24.4 million for the quarter ended May 1, 2010, compared to $18.0 million for the quarter ended May 2, 2009. The increase in earnings from operations was primarily due to the higher sales, improved product margins and leveraging of occupancy costs, partially offset by higher operating expenses. Currency translation fluctuations relating to our Canadian retail stores favorably impacted earnings from operations by $1.3 million.

•                 Earnings from operations for the North American wholesale segment increased by $5.3 million to $10.2 million for the quarter ended May 1, 2010, compared to $4.9 million for the quarter ended May 2, 2009. The increase in earnings from operations was mainly due to a significant increase in sales and higher product margins in the U.S., Canadian and Mexican wholesale businesses. Currency translation fluctuations relating to our Canadian wholesale business favorably impacted earnings from operations by $0.6 million.

•                  Earnings from operations for the Europe segment increased by $11.4 million to $34.5 million for the quarter ended May 1, 2010, compared to $23.1 million for the quarter ended May 2, 2009. This increase was primarily due to higher sales and improved product margins, including the favorable impact of our higher-margin jewelry business, expansion of our directly operated retail business and the favorable impact of currencies, partially offset by higher occupancy costs and SG&A spending relating to the investment in infrastructure to support our retail expansion in the region. Currency translation fluctuations relating to our Europe segment favorably impacted earnings from operations by $1.9 million.

•                  Earnings from operations for the Asia segment increased by $4.6 million to $7.1 million for the quarter ended May 1, 2010, compared to $2.5 million for the quarter ended May 2, 2009. The increase resulted from higher gross profit in Korea due to sales growth in this region and product margin expansion in Greater China.  This increase was partially offset by higher SG&A expenses to support our growth in the region. Currency translation fluctuations relating to our South Korea business favorably impacted earnings from operations by $1.0 million.

•                  Earnings from operations for the licensing segment increased by $2.9 million to $21.9 million for the quarter ended May 1, 2010, compared to $19.0 million for the quarter ended May 2, 2009, driven by increased royalties due to higher licensed product sales, partially offset by the loss of royalties as a result of the direct operation of our international jewelry business since January 2010.

•                  Unallocated corporate overhead increased by $7.2 million to $26.7 million for the quarter ended May 1, 2010, compared to $19.5 million for the quarter ended May 2, 2009. The increase was driven by the pension curtailment expense.

Operating margin increased 230 basis points to 13.2% for the quarter ended May 1, 2010, compared to 10.9% for the quarter ended May 2, 2009. The operating margin increase was primarily due to the higher gross margin, partially offset by the pension curtailment expense.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense decreased to $0.2 million for the quarter ended May 1, 2010, compared to $0.6 million for the quarter ended May 2, 2009. At May 1, 2010, total debt, primarily related to our capital lease in Europe was $15.5 million, compared to $45.0 million at May 2, 2009.  The average debt balance for the quarter ended May 1, 2010 was $15.8 million, versus an average debt balance of $98.9 million for the quarter ended May 2, 2009. Interest income decreased to $0.3 million for the quarter ended May 1, 2010, compared to $0.7 million for the quarter ended May 2, 2009, due to lower interest rates on invested cash, partially offset by higher average invested cash balances.

OTHER INCOME, NET. Other income, net, was $3.4 million for the quarter ended May 1, 2010, compared to other income, net, of $1.3 million for the quarter ended May 2, 2009.  Other income, net, in the quarter ended May 1, 2010 primarily consisted of net mark-to-market gains related to the revaluation of foreign currency forward contracts and other foreign currency transactions and net mark-to-market gains related to our insurance policy investments. Other income, net, in the quarter ended May 2, 2009 primarily consisted of income related to net mark-to-market gains on insurance policy investments, partially offset by net mark-to-market losses related to the revaluation of foreign currency forward contracts and other foreign currency transactions.

INCOME TAXES.  Income tax expense for the quarter ended May 1, 2010 was $23.2 million, or a 31.0% effective tax rate, compared to income tax expense of $16.3 million, or a 33.0% effective tax rate, for the quarter ended May 2, 2009.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the quarter ended May 1, 2010 was $1.3 million, net of taxes, compared to $0.6 million, net of taxes, for the quarter ended May 2, 2009. The increase was due to higher earnings from our Mexico operations.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. increased to $50.3 million for the quarter ended May 1, 2010, from $32.5 million for the quarter ended May 2, 2009. Diluted earnings per share increased to $0.54 per share for the quarter ended May 1, 2010, compared to $0.35 per share for the quarter ended May 2, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the quarter ended May 1, 2010, the Company relied on trade credit, available cash, real estate leases, and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and dividend payments to stockholders, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.” As of May 1, 2010, the Company had cash and cash equivalents of $517.7 million. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in four diversified money market funds. The funds are all AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. As of May 1, 2010, we do not have any exposure to auction-rate security investments in these funds. Please see “— Important Notice Regarding Forward-Looking Statements” for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

The Company has presented below the cash flow performance comparison of the three months ended May 1, 2010 versus the three months ended May 2, 2009.

Operating Activities

Net cash provided by operating activities was $47.8 million for the three months ended May 1, 2010, compared to $44.8 million for the three months ended May 2, 2009, or an improvement of $3.0 million. The increase was driven by higher net earnings of $18.5 million partially offset by the unfavorable impact of changes in working capital for the three month period ended May 1, 2010 versus the same prior year period. Working capital used in operations included the impact of increases in prepaid and other assets, partially offset by growth in deferred royalty income relative to the comparable prior year period. During the current period we experienced a slower rate of decline in our inventory balance relative to the same prior year period. This impact was offset by a slower rate of decline in the accounts payable balance relative to the same prior year period.

At May 1, 2010, the Company had working capital (including cash and cash equivalents) of $813.5 million compared to $781.4 million at January 30, 2010 and $579.0 million at May 2, 2009. The Company’s primary working capital needs are for inventory and accounts receivable. Accounts receivable at May 1, 2010 amounted to $282.5 million, up $11.5 million, compared to $271.0 million at May 2, 2009.  The accounts receivable balance at May 1, 2010 included a positive translation impact of approximately $2.6 million due to currency fluctuations compared to May 2, 2009. Approximately $129.8 million of our receivables, or 46.0% of the $282.5 million in accounts receivable at May 1, 2010, were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at May 1, 2010 amounted to $245.8 million compared to $211.0 million at May 2, 2009. The increase in inventory reflects the strategic investment in certain product categories and regions to support new store growth initiatives. In addition, our Europe segment also received inventory shipments earlier this year as part of management’s initiative to deliver products more evenly throughout each season.

Investing Activities

Net cash used in investing activities was $23.5 million for the three months ended May 1, 2010, compared to $18.3 million for the three months ended May 2, 2009. Cash used in investing activities related primarily to the expansion of our European retail business and infrastructure, capital expenditures incurred on new store openings and existing store remodeling programs in North America, expansion of our Asia business, improvements to headquarter buildings, investments in information systems and other enhancements.

The increase in cash used in investing activities related primarily to the reduced favorable net cash settlement of forward contracts during the current period as compared to the same prior year period. In addition, there was a slightly higher level of spending on new stores and remodeling of existing stores during the three months ended May 1, 2010 compared to the same prior year period. During the three months ended May 1, 2010, the Company opened 4 new stores in the U.S. and Canada, 13 owned stores in Europe and 1 owned store in Asia compared to 6 new stores in the U.S. and Canada, 1 owned store in Mexico and 1 owned store in Asia that were opened in the comparable prior year period.

Financing Activities

Net cash used in financing activities was $6.7 million for the three months ended May 1, 2010, compared to $9.1 million for the three months ended May 2, 2009. The decrease in net cash used in financing activities in the current period compared to the prior year period was primarily due to higher employee stock award exercise proceeds, and related excess tax benefits, and a decrease in repayments of borrowings, partially offset by an increase in dividends. In addition, the prior period was impacted by a repurchase of shares of the Company’s common stock under the 2008 Share Repurchase Program, while no shares were repurchased during the quarter ended May 1, 2010.

Dividends

During the first quarter of fiscal 2008, the Company announced a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.16 per common share.

In continuation of this practice, on May 27, 2010, the Company announced a quarterly cash dividend of $0.16 per share of the Company’s common stock. The dividend will be payable on June 25, 2010 to stockholders of record at the close of business on June 9, 2010.

The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based on a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.

Capital Expenditures

Gross capital expenditures totaled $19.4 million, before deducting lease incentives of $2.7 million, for the three months ended May 1, 2010. This compares to gross capital expenditures of $18.5 million, before deducting lease incentives of $1.8 million, for the three months ended May 2, 2009. The Company’s capital expenditures for the full fiscal year 2011 are planned at approximately $180 million (before deducting estimated lease incentives of approximately $10 million), which includes key money investments for new European stores. The planned capital expenditures are primarily for retail store expansion in the U.S. and Canada, store remodeling programs, expansion of our European retail business and infrastructure, investments in information systems, expansion of our Asia business, and other infrastructure improvements.

In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. At May 1, 2010, the Company had $12.5 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $218.7 million, limited primarily by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at May 1, 2010, the Company could have borrowed up to approximately $210.9 million under these agreements. However, the Company’s ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At May 1, 2010, the Company had no outstanding borrowings and $11.8 million in outstanding documentary letters of credit under these credit agreements. The agreements are primarily denominated in euros and provide for annual interest rates ranging from 0.7% to 3.5%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for $19.9 million that has a minimum net equity requirement, there are no other financial ratio covenants.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At May 1, 2010, the capital lease obligation was $14.8 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of May 1, 2010 was approximately $1.0 million.

From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time to time and as market and business conditions warrant, up to $200 million of the Company’s common stock (the “2008 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the three   months ended May 1, 2010, the Company did not repurchase any shares under the 2008 Share Repurchase Program. At May 1, 2010, the Company had remaining authority under the 2008 Share Repurchase Program to purchase an additional $134.2 million of its common stock.

Supplemental Executive Retirement Plan

On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (“SERP”) which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The participants in the SERP were Maurice Marciano, Chairman of the Board, Paul Marciano, Chief Executive Officer and Vice Chairman of the Board, and Carlos Alberini, President and Chief Operating Officer, prior to his departure. In the quarter, the Company recorded a $5.8 million charge, or $0.04 per share, related to the accelerated amortization of prior service cost resulting from the departure of Mr. Alberini from the Company. As a non-qualified pension plan, no funding of the SERP is required; however, the Company expects to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender values of the insurance policies were $25.8 million and $22.1 million as of May 1, 2010 and January 30, 2010, respectively and were included in other assets. As a result of an increase in value of the insurance policy investments, the Company recorded a gain of $1.3 million and $1.2 million in other income and expense during the three months ended May 1, 2010 and May 2, 2009, respectively.

INFLATION

The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability. However, the Company anticipates that potential inflationary pressures on raw materials and freight costs could begin to negatively impact the cost of product purchases during the second half of this fiscal year.

SEASONALITY

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. U.S. retail operations are generally stronger from July through December, and U.S. wholesale operations generally experience stronger performance from July through November. The European operations are largely wholesale driven and operate with two primary selling seasons: the Spring/Summer season, which primarily ships from December to March and the Fall/Winter season, which primarily ships from June to September. The remaining months of the year are relatively smaller shipping months in Europe. However, customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs. Accordingly, a certain amount of orders in the backlog may be shipped outside of the traditional shipping months. The Company’s goal is to take advantage of early-season demand and potential reorders by offering a pre-collection assortment for apparel.

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

U.S. and Canada Backlog

Our U.S. and Canadian wholesale businesses maintain a model stock program in basic denim products which generally allows replenishment of a customer’s inventory within 72 hours. We generally receive orders for fashion apparel 90 to 160 days prior to the time the products are delivered to our customers’ stores. Regarding our U.S. and Canadian wholesale backlog, the scheduling of market weeks can affect the amount of orders booked in the backlog compared to the same date in the prior year. Our U.S. and Canadian wholesale backlog as of June 6, 2010, consisting primarily of orders for fashion apparel, was $83.6 million, compared to $65.2 million at June 5, 2009, an increase of 28.2% in constant dollars.

Europe Backlog

As of June 7, 2010, the European wholesale backlog was €263.1 million, compared to €228.2 million at June 7, 2009, an increase of 15.3%. The backlog as of June 7, 2010 is comprised of sales orders for the Fall/Winter 2010 and Spring/Summer 2011 seasons and includes the impact of the earlier receipt of pre-collection orders this year and orders for our international jewelry business, which we began operating directly on January 1, 2010.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 30, 2010 filed with the SEC on March 31, 2010. There have been no significant changes to our critical accounting policies during the three months ended May 1, 2010.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (b) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The Company adopted the guidance effective January 31, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of the first phase of this guidance did not have a material impact to the Company’s consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

Approximately 55% of product sales and licensing revenue recorded for the three months ended May 1, 2010 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part 1, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, Swiss francs and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their local functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound denominated intercompany liabilities and certain sales and operating expenses denominated in Swiss francs that are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments to manage exchange risk on certain anticipated foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

Forward Contracts Designated as Cash Flow Hedges

During the three months ended May 1, 2010, the Company purchased U.S. dollar forward contracts in Canada totaling US$32.7 million to hedge forecasted merchandise purchases that were designated as cash flow hedges. As of May 1, 2010, the Company had forward contracts outstanding for its European and Canadian operations of US$50.0 million and US$50.4 million, respectively, that are expected to mature over the next 15 months. The Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. U.S. dollar forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as cash flow hedges, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. The Company also hedges forecasted intercompany royalties over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as cash flow hedges, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in other income and expense in the period in which the royalty expense is incurred.

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

As of May 1, 2010, accumulated other comprehensive income included an unrealized gain of approximately US$3.3 million, net of tax, of which $3.2 million will be recognized in other income or as a reduction to cost of product sales over the following 12 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At May 1, 2010, the net unrealized gain of the remaining open forward contracts recorded in the condensed consolidated balance sheet was approximately US$3.7 million.

At January 30, 2010, the Company had forward contracts outstanding for its European and Canadian operations of US$62.4 million and US$27.7 million, respectively. At January 30, 2010, the unrealized net gain of these open forward contracts recorded in the condensed consolidated balance sheet was approximately US$3.2 million.

Forward Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense. For the three months ended May 1, 2010, the Company recorded a net gain of US$3.4 million for the Canadian dollar, euro, British pound and Swiss franc foreign currency contracts, which has been included in other income and expense. At May 1, 2010, the Company had Canadian dollar foreign currency contracts to purchase US$53.7 million expected to mature over the next nine months, euro foreign currency contracts to purchase US$78.2 million expected to mature over the next nine months, Swiss franc foreign currency contracts to purchase US$6.5 million expected to mature over the next eight months and GBP11.5 million of foreign currency contracts to purchase euros expected to mature over the next eight months. At May 1, 2010, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately US$5.9 million.

At January 30, 2010, the Company had Canadian dollar foreign currency contracts to purchase US$22.3 million, euro foreign currency contracts to purchase US$117.6 million and GBP14.0 million foreign currency contracts to purchase euros. At January 30, 2010, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately US$3.9 million.

Sensitivity Analysis

At May 1, 2010, a sensitivity analysis of changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$238.7 million, the fair value of the instruments would have decreased by US$26.5 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by US$21.7 million. Any resulting changes in the fair value of the hedged instruments may be more than or partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

Interest Rate Risk

At May 1, 2010, approximately 96% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest swap increased other expense, net, by $0.2 million during the three months ended May 1, 2010. Substantially all of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the quarter ended May 1, 2010. The increase would be offset by a favorable gain on the interest rate swap.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At May 1, 2010, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There was no change in our internal control over financial reporting during the first quarter of the fiscal year ending January 29, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Litigation

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and Guess Italia, S.r.l. asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, unspecified compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed in the Court of Milan, Italy. The Company plans to defend the allegations vigorously. The Company believes that it is too early to predict the outcome of this action or whether the outcome will have a material impact on the Company’s financial position or results of operations.

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of May 1, 2010 related to any of the Company’s legal proceedings.

ITEM 1A.  Risk Factors.

There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 30, 2010, filed with the SEC on March 31, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Items (a) and (b) are not applicable.

Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 31, 2010 to February 27, 2010
Repurchase program(1)	—	—	—	$134,241,107
Employee transactions(2)	13,127	$39.05	—	—
February 28, 2010 to April 3, 2010
Repurchase program(1)	—	—	—	$134,241,107
Employee transactions(2)	10,045	$39.10	—	—
April 4, 2010 to May 1, 2010
Repurchase program(1)	—	—	—	$134,241,107
Employee transactions(2)	120,933	$47.19	—	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	144,105	$45.89	—

(1) On March 19, 2008, the Company announced that its Board of Directors had authorized the new 2008 Share Repurchase Program to repurchase, from time to time and as market and business conditions warrant, up to $200 million of the Company’s common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.

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

3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
†*10.1.	Third Amendment to the 2004 Equity Incentive Plan.
†*10.2.	First Amendment to the 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (As Amended and Restated Effective September 28, 2007).
†*10.3.	2002 Employee Stock Purchase Plan (Amended and Restated Effective March 4, 2009).
†*10.4.	Separation Agreement and General Release of All Claims between the Registrant and Stephen Pearson, dated as of January 30, 2008.
†*10.5.	Restricted Stock Agreement dated as of May 1, 2008 between the Registrant and Nancy Shachtman.
†10.6.	First Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (including original lease agreement).
†10.7.

Credit Agreement by and among the Registrant and Guess? Canada Corporation, as Borrowers, lenders from time to time party thereto, Bank of America, N.A., as Domestic Administrative Agent and Domestic L/C Issuer, and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent and Canadian L/C Issuer, dated as of September 19, 2006 (“Credit Agreement”).

†10.8.	Amendment No. 3 to Credit Agreement, dated as of June 1, 2010.
†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Management Contract or Compensatory Plan

†                                          Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date: June 9, 2010	By:	/s/ PAUL MARCIANO
Paul Marciano
Chief Executive Officer and Vice Chairman of the Board

Date: June 9, 2010	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)