Form 10-Q
period 2010-07-31
GUESS INC
filed 2010-09-07
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of September 2, 2010, the registrant had 91,799,365 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31, 2010	Jan. 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$478,625	$502,063
Accounts receivable, net	301,522	283,747
Inventories	307,056	253,162
Deferred tax assets	30,245	30,570
Other current assets	57,534	54,621
Total current assets	1,174,982	1,124,163
Property and equipment, net	272,938	255,308
Goodwill	28,817	29,877
Other intangible assets, net	13,343	15,974
Long-term deferred tax assets	52,388	55,504
Other assets	85,065	50,423
	$1,627,533	$1,531,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations and borrowings	$2,123	$2,357
Accounts payable	229,451	195,075
Accrued expenses	149,999	145,321
Total current liabilities	381,573	342,753
Capital lease obligations	12,519	14,137
Deferred rent and lease incentives	68,617	60,642
Other long-term liabilities	75,305	73,561
	538,014	491,093
Redeemable noncontrolling interests	14,467	13,813

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 137,096,878 and 136,568,091 shares, outstanding 91,790,540 and 92,736,761 shares, at July 31, 2010 and January 30, 2010, respectively	918	927
Paid-in capital	343,871	319,737
Retained earnings	1,006,230	919,531
Accumulated other comprehensive (loss) income	(16,628)	(2,952)
Treasury stock, 45,306,338 and 43,831,330 shares at July 31, 2010 and January 30, 2010, respectively	(266,258)	(217,032)
Guess?, Inc. stockholders’ equity	1,068,133	1,020,211
Nonredeemable noncontrolling interests	6,919	6,132
Total stockholders’ equity	1,075,052	1,026,343
	$1,627,533	$1,531,249

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2010	Aug. 1, 2009	July 31, 2010	Aug. 1, 2009
Net revenue:
Product sales	$550,576	$500,364	$1,064,631	$919,491
Net royalties	26,559	22,059	51,845	44,133
	577,135	522,423	1,116,476	963,624
Cost of product sales	324,899	290,646	628,989	554,344
Gross profit	252,236	231,777	487,487	409,280

Selling, general and administrative expenses	155,935	140,663	314,040	270,132
Pension curtailment expense	—	—	5,819	—
Earnings from operations	96,301	91,114	167,628	139,148

Other income (expense):
Interest expense	(283)	(339)	(513)	(945)
Interest income	647	447	983	1,184
Other income (expense), net	(256)	(1,339)	3,172	(73)
	108	(1,231)	3,642	166

Earnings before income tax expense	96,409	89,883	171,270	139,314

Income tax expense	29,030	29,662	52,237	45,974
Net earnings	67,379	60,221	119,033	93,340

Net earnings attributable to noncontrolling interests	621	661	1,940	1,238
Net earnings attributable to Guess?, Inc.	$66,758	$59,560	$117,093	$92,102

Earnings per common share attributable to common stockholders (Note 2):
Basic	$0.72	$0.65	$1.26	$1.00
Diluted	$0.72	$0.64	$1.25	$0.99

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	91,610	90,724	91,756	90,678
Diluted	92,153	91,381	92,471	91,253

Dividends declared per common share	$0.16	$0.10	$0.32	$0.20

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2010	Aug. 1, 2009	July 31, 2010	Aug. 1, 2009
Net earnings	$67,379	$60,221	$119,033	$93,340

Foreign currency translation adjustment	(7,605)	23,725	(19,878)	34,698

Unrealized (loss) gain on hedges, net of tax effect	(371)	(5,637)	1,057	(8,937)

Unrealized (loss) gain on investments, net of tax effect	20	(120)	195	60

SERP prior service cost and actuarial valuation loss amortization, including curtailment expense, net of tax effect	257	292	4,675	576

Comprehensive income	59,680	78,481	105,082	119,737

Less comprehensive income attributable to noncontrolling interests	436	1,366	1,665	2,307

Comprehensive income attributable to Guess?, Inc.	$59,244	$77,115	$103,417	$117,430

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended
	July 31, 2010	Aug. 1, 2009

Cash flows from operating activities:
Net earnings	$119,033	$93,340
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	29,534	26,820
Amortization of intangible assets	1,954	3,715
Share-based compensation expense	15,025	13,036
Unrealized forward contract (gains) losses	(154)	9,553
Net loss on disposition of property and equipment	321	810
Pension curtailment expense	5,819	—
Other items, net	(1,442)	(807)
Changes in operating assets and liabilities:
Accounts receivable	(29,978)	(11,711)
Inventories	(57,366)	(7,390)
Prepaid expenses and other assets	(33,789)	(1,700)
Accounts payable and accrued expenses	44,004	(7,149)
Deferred rent and lease incentives	8,135	6,008
Other long-term liabilities	2,780	(680)
Net cash provided by operating activities	103,876	123,845
Cash flows from investing activities:
Purchases of property and equipment	(48,814)	(42,028)
Proceeds from dispositions of long-term assets	600	474
Acquisition of lease interest	(2,249)	—
Acquisition of businesses, net of cash acquired	—	549
Net cash settlement of forward contracts	4,904	3,313
Purchases of long-term investments	(6,679)	(5,639)
Net cash used in investing activities	(52,238)	(43,331)
Cash flows from financing activities:
Certain short-term borrowings, net	511	(24,914)
Proceeds from borrowings	—	40,000
Repayment of borrowings and capital lease obligations	(766)	(40,815)
Dividends paid	(29,810)	(18,453)
Noncontrolling interest capital contributions	—	650
Noncontrolling interest capital distributions	—	(1,202)
Issuance of common stock, net of nonvested award repurchases	4,105	825
Excess tax benefits from share-based compensation	5,728	57
Purchase of treasury stock	(49,361)	(5,309)
Net cash used in financing activities	(69,593)	(49,161)
Effect of exchange rates on cash and cash equivalents	(5,483)	4,236
Net increase (decrease) in cash and cash equivalents	(23,438)	35,589
Cash and cash equivalents at beginning of period	502,063	294,118
Cash and cash equivalents at end of period	$478,625	$329,707

Supplemental cash flow data:
Interest paid	$356	$1,184
Income taxes paid	$41,233	$45,586

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2010

(unaudited)

(1)           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of July 31, 2010 and January 30, 2010, and the condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three and six months ended July 31, 2010 and August 1, 2009, and the condensed consolidated statements of cash flows for the six months ended July 31, 2010 and August 1, 2009. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended July 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 30, 2010. The Company has made certain reclassifications to the prior year’s consolidated financial statements to conform to classifications in the current year. These reclassifications, none of which are material, had no impact on previously reported statements of income.

The three and six months ended July 31, 2010 had the same number of days as the three and six months ended August 1, 2009. All references herein to “fiscal 2011” and “fiscal 2010” represent the results of the 52-week fiscal years ended January 29, 2011 and January 30, 2010, respectively.

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

In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (b) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The Company adopted the guidance effective January 31, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of the first phase of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	Aug. 1, 2009	July 31, 2010	Aug. 1, 2009
Net earnings attributable to Guess?, Inc.	$66,758	$59,560	$117,093	$92,102
Net earnings attributable to nonvested restricted stockholders	668	840	1,228	1,402
Net earnings attributable to common stockholders	$66,090	$58,720	$115,865	$90,700

Weighted average shares used in basic computations	91,610	90,724	91,756	90,678
Effect of dilutive securities:
Stock options and restricted stock units	543	657	715	575
Weighted average shares used in diluted computations	92,153	91,381	92,471	91,253

Net earnings per common share attributable to common stockholders:
Basic	$0.72	$0.65	$1.26	$1.00
Diluted	$0.72	$0.64	$1.25	$0.99

For the three months ended July 31, 2010 and August 1, 2009, equity awards granted for 959,691 and 2,068,038, respectively, of the Company’s common shares and for the six months ended July 31, 2010 and August 1, 2009, equity awards granted for 745,585 and 1,815,770, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

In addition to the participating securities discussed above, the Company also excluded 563,400 nonvested stock options granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding for the three and six months ended August 1, 2009, because they were subject to a performance-based annual vesting condition.

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time to time and as market and business conditions warrant, up to $200.0 million of the Company’s common stock (the “2008 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the six months ended July 31, 2010, the Company repurchased 1,500,000 shares under the 2008 Share Repurchase Program at an aggregate cost of $49.3 million. All such share repurchases were made during the three months ended July 31, 2010.  During the six months ended August 1, 2009, the Company repurchased 407,600 shares under the 2008 Share Repurchase Program at an aggregate cost of $5.3 million. All such share repurchases were made during the three months ended May 2, 2009.  At July 31, 2010, the Company had remaining authority under the 2008 Share Repurchase Program to purchase an additional $84.9 million of its common stock.

(3)           Stockholders’ Equity and Redeemable Noncontrolling Interests

A reconciliation of the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended January 30, 2010 and six months ended July 31, 2010 is as follows (in thousands):

	Stockholders’ Equity
	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balances at January 31, 2009	$773,001	$2,453	$775,454	$10,050
Issuance of common stock under stock compensation plans, net of tax effect	9,408	—	9,408	—
Issuance of stock under ESPP	1,249	—	1,249	—
Share-based compensation	27,339	—	27,339	—
Dividends	(41,598)	—	(41,598)	—
Share repurchases	(5,309)	—	(5,309)	—
Acquisition of subsidiary with redeemable put feature	—	—	—	2,815
Noncontrolling interest capital contribution	—	1,001	1,001	—
Noncontrolling interest capital distribution	(109)	(1,202)	(1,311)	—
Comprehensive income (loss) (a):
Net earnings	242,761	3,569	246,330	—
Foreign currency translation adjustment	22,684	311	22,995	948
Unrealized loss on hedges, net of income tax of $2,690	(6,918)	—	(6,918)	—
Unrealized gain on investments, net of income tax of $58	94	—	94	—
SERP prior service cost and actuarial valuation loss amortization, net of income tax of $1,435	(2,391)	—	(2,391)	—
Balances at January 30, 2010	$1,020,211	$6,132	$1,026,343	$13,813
Issuance of common stock under stock compensation plans, net of tax effect	8,457	—	8,457	—
Issuance of stock under ESPP	778	—	778	—
Share-based compensation	15,025	—	15,025	—
Dividends	(29,810)	—	(29,810)	—
Share repurchases	(49,361)	—	(49,361)	—
Redeemable noncontrolling interests redemption value adjustment	(584)	(878)	(1,462)	1,462
Comprehensive income (loss) (a):
Net earnings	117,093	1,940	119,033	—
Foreign currency translation adjustment	(19,603)	(275)	(19,878)	(808)
Unrealized gain on hedges, net of income tax of $325	1,057	—	1,057	—
Unrealized gain on investments, net of income tax of $137	195	—	195	—
SERP prior service cost and actuarial valuation loss amortization, including curtailment expense, net of income tax of $3,151	4,675	—	4,675	—
Balances at July 31, 2010	$1,068,133	$6,919	$1,075,052	$14,467

(a) Total comprehensive income consists of net earnings, Supplemental Executive Retirement Plan (“SERP”) related prior service cost and actuarial valuation loss amortization, unrealized gains or losses on investments available for sale, foreign currency translation adjustments and the effective portion of the change in the fair value of cash flow hedges.

Redeemable Noncontrolling Interests

In connection with the acquisition of two majority-owned subsidiaries, the Company is party to put arrangements with respect to the common securities that represent the remaining noncontrolling interests of the acquired companies. Each put arrangement is exercisable by the counter-party outside the control of the Company by requiring the Company to redeem the counterparty’s entire equity stake in the subsidiary at a put price based on a multiple of earnings formula. Each put arrangement is recorded on the balance sheet at its redemption value and classified as a redeemable noncontrolling interest outside of permanent equity. As of July 31, 2010, the redeemable noncontrolling interests of $14.5 million was composed of redemption values related to the Focus Europe S.r.l. (“Focus”) and Guess Sud SAS (“Guess Sud”) put arrangements of $11.2 million and $3.3 million, respectively. As of January 30, 2010, the redeemable noncontrolling interests of $13.8 million was composed of redemption values related to the Focus and Guess Sud put arrangements of $10.9 million and $2.9 million, respectively.

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

(4)           Accounts Receivable

Accounts receivable consists of trade receivables primarily relating to the Company’s wholesale businesses in Europe, North America and Asia. The Company provided for allowances relating to these receivables of $30.4 million and $29.9 million at July 31, 2010 and January 30, 2010, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $19.3 million and $23.0 million at July 31, 2010 and January 30, 2010, respectively, for which the Company recorded an allowance for doubtful accounts of $0.6 and $0.7 million at July 31, 2010 and January 30, 2010, respectively.  The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)           Inventories

Inventories consist of the following (in thousands):

	July 31, 2010	Jan. 30, 2010
Raw materials	$13,517	$9,405
Work in progress	2,737	2,689
Finished goods	290,802	241,068
	$307,056	$253,162

As of July 31, 2010 and January 30, 2010, inventories had been written down to the lower of cost or market by $17.6 million and $16.8 million, respectively.

(6)           Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year.  The Company’s effective income tax rate decreased to 30.5% for the six months ended July 31, 2010 from 33.0% in the six months ended August 1, 2009 primarily due to a higher estimated proportion of annual earnings in lower tax jurisdictions and certain state tax refund claims submitted during the current year quarter.

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

Net revenue and earnings from operations are summarized as follows for the three and six months ended July 31, 2010 and August 1, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	Aug. 1, 2009	July 31, 2010	Aug. 1, 2009
Net revenue:
North American retail	$241,802	$227,460	$477,575	$435,020
North American wholesale	44,270	33,213	86,998	66,786
Europe	222,331	210,159	409,299	355,857
Asia	42,173	29,532	90,759	61,828
Licensing	26,559	22,059	51,845	44,133
	$577,135	$522,423	$1,116,476	$963,624

Earnings (loss) from operations:
North American retail	$26,310	$30,208	$50,682	$48,215
North American wholesale	10,711	8,328	20,922	13,254
Europe	50,349	52,293	84,831	75,432
Asia	5,701	1,564	12,838	4,060
Licensing	23,690	18,672	45,550	37,687
Corporate overhead	(20,460)	(19,951)	(47,195)	(39,500)
	$96,301	$91,114	$167,628	$139,148

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

All amounts for the years ended January 30, 2010 and January 31, 2009 have been revised as follows to conform to the new segment reporting described above (in thousands):

	First Quarter Ended May 2, 2009	Second Quarter Ended Aug. 1, 2009	Third Quarter Ended Oct. 31, 2009	Fourth Quarter Ended Jan. 30, 2010	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Net revenue:
North American retail	$207,560	$227,460	$239,518	$309,365	$983,903	$977,980
North American wholesale	33,573	33,213	46,124	39,772	152,682	176,303
Europe	145,698	210,159	168,829	222,556	747,242	718,964
Asia	32,296	29,532	40,527	44,932	147,287	119,878
Licensing	22,074	22,059	27,814	25,405	97,352	100,265
	$441,201	$522,423	$522,812	$642,030	$2,128,466	$2,093,390

Earnings (loss) from operations:
North American retail	$18,007	$30,208	$33,110	$50,962	$132,287	$93,156
North American wholesale	4,926	8,328	12,245	9,667	35,166	39,786
Europe	23,139	52,293	40,801	57,002	173,235	168,630
Asia	2,496	1,564	5,472	6,293	15,825	5,715
Licensing	19,015	18,672	24,176	24,777	86,640	86,422
Corporate overhead	(19,549)	(19,951)	(16,830)	(28,007)	(84,337)	(64,922)
	$48,034	$91,114	$98,974	$120,694	$358,816	$328,787

(8)           Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	July 31, 2010	Jan. 30, 2010
European capital lease, maturing quarterly through 2016	$14,042	$15,756
Other	600	738
	14,642	16,494
Less current installments	2,123	2,357
Long-term capital lease obligations	$12,519	$14,137

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At July 31, 2010, the capital lease obligation was $14.0 million. The Company has entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of July 31, 2010 was approximately $1.0 million.

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. At July 31, 2010, the Company had $11.5 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $207.6 million, limited primarily by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at July 31, 2010, the Company could have borrowed up to approximately $186.2 million under these agreements. However, the Company’s ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At July 31, 2010, the Company had no outstanding borrowings and $13.2 million in outstanding documentary letters of credit under these credit agreements. The agreements are primarily denominated in euros and provide for annual interest rates ranging from 0.8% to 3.5%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $19.6 million that has a minimum net equity requirement, there are no other financial ratio covenants.

From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

(9)           Share-Based Compensation

The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and six months ended July 31, 2010 and August 1, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	Aug. 1, 2009	July 31, 2010	Aug. 1, 2009
Stock options	$1,951	$2,076	$3,810	$3,623
Nonvested stock awards/units	4,867	4,101	10,982	9,163
Employee Stock Purchase Plan	139	95	233	250
Total share-based compensation expense	$6,957	$6,272	$15,025	$13,036

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $14.6 million and $33.5 million, respectively, as of July 31, 2010.  This unrecognized expense assumes the performance-based equity awards vest in the future. This cost is expected to be recognized over a weighted-average period of 1.4 years.  The weighted average fair values of stock options granted during the six months ended July 31, 2010 and August 1, 2009 were $14.55 and $8.89, respectively.

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

Leases

The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect at July 31, 2010 with expiration dates in February 2011, December 2015 and July 2018. The lease which was scheduled to expire in July 2018, with respect to the Company’s corporate headquarters in Los Angeles, California, was subsequently amended on August 12, 2010 to extend the current term for an additional two years, to July 2020. All other terms of the existing corporate headquarters lease remain in full force and effect. In addition to these three leases, in September 2010 the Company, through a French subsidiary, entered into a lease for a new showroom and office space located in Paris, France with an entity that is owned in part by an affiliate of the Marciano Trusts. The new lease will allow the Company, which currently occupies two separate corporate locations in Paris, to consolidate its locations into a single improved and larger space. The Company expects to take possession of the new Paris facility during the first half of fiscal 2012, at which time lease payments and a nine year lease term will commence. The lease provides for annual rent in the amount of $0.9 million for the first year (with subsequent annual rent adjustments based on a specified price index) and includes a Company option for early termination at the end of year six.

Aggregate rent expense under these related party leases for each of the six months ended July 31, 2010 and August 1, 2009 was $1.9 million. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements

The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered and may from time to time continue to charter aircraft owned by MPM Financial at a discount from the third party management companies’ preferred customer hourly charter rates. The total fees paid under these arrangements for the six months ended July 31, 2010 and August 1, 2009 were approximately $0.6 million and $0.2 million, respectively.

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

Incentive Bonuses

Certain officers and key employees of the Company are eligible to receive annual cash incentive bonuses based on the achievement of specified performance criteria. These bonuses are based on performance measures such as earnings per share and earnings from operations of the Company or particular segments thereof, as well as other objective and subjective criteria as determined by the Compensation Committee of the Board of Directors. In addition to such annual incentive opportunities, Paul Marciano, Chief Executive Officer and Vice Chairman of the Company, is entitled to receive a $3.5 million special cash bonus in December 2012, subject to the receipt by the Company of a fixed cash rights payment of $35.0 million that is due in January 2012 from one of its licensees. In connection with this special bonus, the Company will accrue an expense of $3.5 million, plus applicable payroll taxes, through December 2012.

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

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of July 31, 2010 related to any of the Company’s legal proceedings.

(12)         Supplemental Executive Retirement Plan

The components of net periodic pension cost for the three and six months ended July 31, 2010 and August 1, 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	Aug.1, 2009	July 31, 2010	Aug.1, 2009
Service cost	$69	$53	$138	$106
Interest cost	558	513	1,116	1,026
Net amortization of unrecognized prior service cost	186	436	622	872
Net amortization of actuarial losses	140	—	280	—
Curtailment expense	—	—	5,819	—
Net periodic defined benefit pension cost	$953	$1,002	$7,975	$2,004

As a non-qualified pension plan, no funding of the SERP is required; however, the Company has and expects to continue to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $27.2 million and $22.1 million as of July 31, 2010 and January 30, 2010, respectively, and were included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. As a result of the change in value of the insurance policy investments, the Company recorded a gain (loss) of ($0.6) million and $0.6 million in other income and expense during the three and six months ended July 31, 2010, respectively, and gains of $1.1 million and $2.2 million during the three and six months ended August 1, 2009, respectively.

During the six months ended July 31, 2010, the Company recorded a pension plan curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Carlos Alberini, the Company’s former President and Chief Operating Officer. Mr. Alberini’s departure resulted in a significant reduction in the total expected remaining years of future service of all participants combined, triggering the pension curtailment.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 31, 2010 and January 30, 2010 (in thousands):

	Fair Value Measurements at July 31, 2010				Fair Value Measurements at Jan. 30, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange forward contracts	$—	$8,995	$—	$8,995	$—	$8,075	$—	$8,075
Securities available for sale	3,059	—	—	3,059	399	—	—	399
Total	$3,059	$8,995	$—	$12,054	$399	$8,075	$—	$8,474
Liabilities:
Foreign exchange forward contracts	$—	$4,751	$—	$4,751	$—	$922	$—	$922
Interest rate swaps	—	1,318	—	1,318	—	1,231	—	1,231
Deferred compensation obligations	—	8,055	—	8,055	—	6,677	—	6,677
Total	$—	$14,124	$—	$14,124	$—	$8,830	$—	$8,830

The fair values of the Company’s available-for-sale securities are based on quoted prices. Fair value of the interest rate swaps are based upon inputs corroborated by observable market data. The foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of inventory and intercompany transactions by non-U.S. subsidiaries. The fair values of the Company’s foreign exchange forward contracts are based on quoted foreign exchange forward rates at the reporting date. Deferred compensation obligations to employees are adjusted based on changes in the fair value of the underlying employee-directed investments. Fair value of these obligations is based upon inputs corroborated by observable market data.

Long-term investments are recorded at fair value and consist of certain marketable equity securities of $3.1 million and $0.4 million at July 31, 2010 and January 30, 2010, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income. The accumulated unrealized gains (losses), net of taxes, included in accumulated other comprehensive income relating to marketable equity securities owned by the Company at July 31, 2010 and January 30, 2010, were $0.1 million and ($0.1) million, respectively.

The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At July 31, 2010, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.

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

The Company’s objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British pounds or Swiss francs and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their local functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound intercompany liabilities. In addition, certain sales and operating expenses are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts to manage exchange risk on certain of these anticipated foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of July 31, 2010, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.

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

From time to time, Swiss franc forward contracts are used to hedge certain anticipated Swiss operating expenses over specific months. Changes in the fair value of Swiss franc forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in selling, general and administrative (“SG&A”) expenses in the period which approximates the time the expenses are incurred.

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes.  Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.

Summary of Derivative Instruments

The fair value of derivative instruments in the condensed consolidated balance sheet as of July 31, 2010 and January 30, 2010 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at July 31, 2010	Fair Value at January 30, 2010
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	$2,115	$3,351

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	6,880	4,724

Total		$8,995	$8,075

LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	$1,834	$116

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	2,917	806
Interest rate swaps	Long-term liabilities	1,318	1,231
Total derivatives not designated as hedging instruments		4,235	2,037

Total		$6,069	$2,153

Forward Contracts Designated as Cash Flow Hedges

During the six months ended July 31, 2010, the Company purchased U.S. dollar forward contracts in Canada and Europe totaling US$32.7 million and US$27.5 million, respectively, to hedge forecasted merchandise purchases that were designated as cash flow hedges.  As of July 31, 2010, the Company had forward contracts outstanding for its Canadian and European operations of US$36.0 million and US$41.3 million, respectively, which are expected to mature over the next eleven months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in other comprehensive income (“OCI”) and net earnings for the three and six months ended July 31, 2010 and August 1, 2009 (in thousands):

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss)	Gain/(Loss) Reclassified from Accumulated OCI into Income/(Loss)
	Three Months Ended July 31, 2010	Three Months Ended August 1, 2009	Reclassified from Accumulated OCI into Income (1)	Three Months Ended July 31, 2010	Three Months Ended August 1, 2009
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$759	$(4,455)	Cost of product sales	$422	$2,659

Foreign exchange currency contracts	$—	$69	SG&A expenses	$—	$181

Foreign exchange currency contracts	$212	$(95)	Other income/expense	$725	$(14)

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss)	Gain/(Loss) Reclassified from Accumulated OCI into Income/(Loss)
	Six Months Ended July 31, 2010	Six Months Ended August 1, 2009	Reclassified from Accumulated OCI into Income (1)	Six Months Ended July 31, 2010	Six Months Ended August 1, 2009
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$1,007	$(5,621)	Cost of product sales	$(680)	$5,354

Foreign exchange currency contracts	$—	$(256)	SG&A expenses	$—	$209

Foreign exchange currency contracts	$677	$(95)	Other income/expense	$982	$(14)

(1) The ineffective portion was immaterial during the three and six months ended July 31, 2010 and August 1, 2009 and was recorded in net earnings and included in other income/expense.

As of July 31, 2010, accumulated other comprehensive income included an unrealized gain of approximately US$2.9 million, net of tax, of which US$2.7 million will be recognized in other income or as a reduction to cost of product sales over the following 12 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2010	Aug.1, 2009	July 31, 2010	Aug.1, 2009
Beginning balance gain (loss)	$3,273	$5,463	$1,845	$8,763
Net gains (losses) from changes in cash flow hedges	719	(3,486)	1,555	(4,673)
Net losses (gains) reclassified to income	(1,090)	(2,151)	(498)	(4,264)
Ending balance gain (loss)	$2,902	$(174)	$2,902	$(174)

At January 30, 2010, the Company had forward contracts outstanding for its European and Canadian operations of US$62.4 million and US$27.7 million, respectively.

Forward Contracts Not Designated as Cash Flow Hedges

At July 31, 2010, the Company had Canadian dollar foreign currency contracts to purchase US$40.3 million expected to mature over the next six months, euro foreign currency contracts to purchase US$85.7 million expected to mature over the next seven months, Swiss franc foreign currency contracts to purchase US$10.4 million expected to mature over the next five months and GBP13.8 million of foreign currency contracts to purchase euros expected to mature over the next five months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as cash flow hedges in other income and expense for the three and six months ended July 31, 2010 and August 1, 2009 (in thousands):

	Location of	Gain/(Loss) Recognized in Income		Gain/(Loss) Recognized in Income
	Gain/(Loss) Recognized in Income	Three Months Ended July 31, 2010	Three Months Ended Aug. 1, 2009	Six Months Ended July 31, 2010	Six Months Ended Aug. 1, 2009
Derivatives not designated as hedging instruments:

Foreign exchange currency contracts	Other income/expense	$391	$(9,314)	$3,836	$(12,957)

Interest rate swaps	Other income/expense	$6	$22	$(167)	$(371)

At January 30, 2010, the Company had Canadian dollar foreign currency contracts to purchase US$22.3 million, euro foreign currency contracts to purchase US$117.6 million and GBP14.0 million of foreign currency contracts to purchase euros.

(15)         Subsequent Events

On August 25, 2010, the Company announced a regular quarterly cash dividend of $0.16 per share on the Company’s common stock. The cash dividend will be paid on September 24, 2010 to stockholders of record as of the close of business on September 8, 2010.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth and international expansion, e-commerce, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations, consumer confidence and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2010 and in our other filings made from time to time with the Securities and Exchange Commission (“SEC”) after the date of this report.

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

We acquired Focus Europe S.r.l. (“Focus”), our former licensee for GUESS by MARCIANO products in Europe, the Middle East and Asia, in December 2006.  We also acquired BARN S.r.l. (“Barn”), our former kids licensee in Europe, in January 2008. Each of these entities is reported in our European segment. G by GUESS is a relatively new retail brand concept that was launched in early fiscal 2008 and is included in our North American retail segment. Our South Korea and China businesses, which we have operated directly since January 2007 and April 2007, respectively, are reported in our Asia segment. Our international jewelry license agreement, which expired in December 2009, was not renewed as the Company decided to directly operate this business going forward. Beginning in January 2010, the operating results of our international jewelry business are included in our Europe segment. Prior to that date, we recorded the related royalty income in our licensing segment.

Products

We derive our net revenue from the sale of GUESS?, GUESS by MARCIANO and G by GUESS men’s and women’s apparel, and our licensees’ products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line sites. We also derive royalty revenues from worldwide licensing activities.

Recent Global Economic Developments

Economic conditions remain uncertain in many markets around the world and consumer behavior remains cautious. In North America in particular, the renewed fall-off in consumer confidence and the highly promotional conditions among retailers may persist for some time. These conditions could affect both our growth and our profitability.

We also continue to experience significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During the first quarter of fiscal 2011, the average U.S. dollar rate weakened against these currencies versus the average rate in the comparable prior-year period. However, during the second quarter of fiscal 2011, the U.S. dollar strengthened against the euro while continuing to weaken against the Canadian dollar and Korean won versus the comparable prior-year period. This had an overall negative impact on the translation of our international revenues and earnings for the quarter ended July 31, 2010 but an overall positive impact for the six months ended July 31, 2010.

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

Long-Term Growth Strategy

Despite the economic conditions described above, our key long-term strategies remain unchanged. Global expansion continues to be the cornerstone of our growth strategy. Our combined revenues outside of the U.S. and Canada represented approximately 49% of the total Company’s revenues for the six months ended July 31, 2010, compared to 21% at the end of 2005. We expect this trend to continue as we expand in both Europe and Asia. Expanding our retail business across the globe is another important part of our growth strategy. We see opportunities to increase the number of GUESS? branded retail stores in Europe, as we expand outside of Italy, and also in North America, where we see opportunities particularly with our newer store concepts. We will continue to regularly evaluate and implement initiatives that we believe will build brand equity, grow our business and enhance profitability.

Our North American retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the productivity and performance of existing stores. We will continue to emphasize our new G by GUESS store concept and our accessories business. This includes greater focus on our accessories line in our existing stores and the expansion of our GUESS? Accessories store concept. We currently plan to open a total of 58 retail stores across all concepts in the U.S. and Canada during fiscal 2011.

In Europe, we will continue to focus on growing our business in the countries where our brand is well known but under-penetrated. The Company is planning to increase the number of directly operated GUESS? retail stores in Europe. Together with our licensee partners, we plan to continue our international expansion in Europe by opening a total of 97 retail stores in fiscal 2011.

We see significant market opportunities in Asia and we are dedicating capital and human resources to support the region’s growth and development. We have opened flagship stores in key cities such as Seoul, Shanghai, Hong Kong, Macau and Beijing and have partnered with licensees to develop our business in the second tier cities in this region. We and our partners plan to open a total of 42 retail stores across all concepts in Asia during fiscal 2011.

The Company’s capital expenditures for the full fiscal year 2011 are planned at approximately $165 million (before deducting estimated lease incentives of approximately $10 million), which includes key money investments for new European stores. The planned capital expenditures are primarily for expansion of our retail businesses in Europe and North America, store remodeling programs, investments in information systems, expansion of our Asia business and other infrastructure improvements.

Other

The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and six months ended July 31, 2010 had the same number of days as the three and six months ended August 1, 2009.

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

Executive Summary

The Company

Net earnings attributable to Guess?, Inc. was $66.8 million, or diluted earnings of $0.72 per common share, for the quarter ended July 31, 2010, compared to net earnings attributable to Guess?, Inc. of $59.6 million, or diluted earnings of $0.64 per common share, for the quarter ended August 1, 2009.

Total net revenue increased 10.5% to $577.1 million for the quarter ended July 31, 2010, from $522.4 million in the same prior-year period. Revenues increased in all our segments, with the largest growth rate coming from our Asia and North American wholesale segments. In constant U.S. dollars, revenues increased by 13.9% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue for the quarter ended July 31, 2010 by $17.7 million.

Gross margin (gross profit as a percentage of total net revenues) declined 70 basis points to 43.7% for the quarter ended July 31, 2010, compared to 44.4% in the same prior-year period driven by lower overall product margins. Higher markdowns drove the decline in our North American retail segment while the strengthening U.S. dollar negatively impacted product margins in Europe. These were partially offset by higher product margins in Asia as a result of lower markdowns. In addition, our occupancy rate increased modestly due to a larger mix of our global retail businesses.

Selling, general and administrative (“SG&A”) expenses increased 10.9% to $155.9 million for the quarter ended July 31, 2010, compared to $140.7 million in the same prior-year period. The increase was driven by higher store selling and other expenses in North America and Europe to support our retail expansion in both regions, investments in infrastructure and increased marketing expenses to enhance our brand’s awareness around the world. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A compared to the same prior-year period. SG&A expense as a percentage of revenues (“SG&A rate”) remained flat at 27.0% for the quarter ended July 31, 2010, compared to the same prior-year period.

Earnings from operations increased 5.7% to $96.3 million for the quarter ended July 31, 2010, compared to $91.1 million in the same prior-year period. Operating margin declined 70 basis points to 16.7% for the quarter ended July 31, 2010, compared to 17.4% for the same prior-year period as a result of the lower gross margin. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $4.0 million.

Other income, net, (including interest income and expense) totaled $0.1 million for the quarter ended July 31, 2010, compared to other expense, net, of $1.2 million in the same prior-year period. Non-operating items, including interest and mark-to-market activity on our foreign currency forward contracts and insurance policy investments were not significant during the quarter ended July 31, 2010. Other expense, net, for the quarter ended August 1, 2009 primarily consisted of charges related to net mark-to-market losses from the revaluation of foreign currency forward contracts and other foreign currency transactions, partially offset by mark-to-market gains on our insurance policy investments.

Our effective income tax rate decreased to 30.1% for the quarter ended July 31, 2010, compared to 33.0% for the same prior-year period primarily due to a higher estimated proportion of annual earnings in lower tax jurisdictions and certain state tax refund claims submitted during the current year quarter.

The Company had $478.6 million in cash and cash equivalents as of July 31, 2010, up $148.9 million, compared to $329.7 million as of August 1, 2009. Total debt as of July 31, 2010, primarily related to our capital lease in Europe, was $14.6 million, down $3.8 million from $18.4 million as of August 1, 2009. Accounts receivable increased by $10.6 million, or 3.7%, to $301.5 million at July 31, 2010, compared to $290.9 million at August 1, 2009. The accounts receivable balance at July 31, 2010 included a negative translation impact of approximately $19.8 million due to currency fluctuations compared to the prior-year quarter end. Inventory increased by $41.6 million, or 15.6%, to $307.1 million as of July 31, 2010, compared to $265.5 million as of August 1, 2009. The increase in inventory supports the expansion of our global business, including the growth of new stores, as well as strategic investments in certain product categories.

North American Retail

Our North American retail segment, comprising North American full-priced retail stores, factory outlet stores and e-commerce, generated net sales of $241.8 million during the quarter ended July 31, 2010, an increase of $14.3 million, or 6.3%, from $227.5 million in the same prior-year period. The increase was primarily due to positive comparable store sales of 3.5% (1.7% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores) and a larger store base. North American retail earnings from operations decreased by $3.9 million, or 12.9%, to $26.3 million for the quarter ended July 31, 2010, compared to $30.2 million in the same prior-year period. Operating margin declined by 240 basis points to 10.9% for the quarter ended July 31, 2010, compared to 13.3% for the same prior-year period, driven by higher markdowns resulting from a more promotional retail environment compared to the prior year, higher store selling and other costs to support our retail store expansion and investments in both infrastructure and marketing. These declines more than offset the occupancy leverage resulting from the positive comparable store sales.

In the quarter, we opened 17 new stores in the U.S. and Canada and closed 2 stores. At July 31, 2010, we operated 448 stores in the U.S. and Canada, comprised of 192 full-priced GUESS? retail stores, 110 GUESS? factory outlet stores, 52 GUESS by MARCIANO stores, 47 G by GUESS stores and 47 GUESS? Accessories stores. This compares to 431 stores as of August 1, 2009.

North American Wholesale

Our North American wholesale segment revenue increased by $11.1 million, or 33.3%, to $44.3 million for the quarter ended July 31, 2010, from $33.2 million in the same prior-year period. Revenues increased in all our businesses, led by the U.S. wholesale business, which included a favorable shift of orders delivered in the second quarter that normally would have occurred during the third quarter. North American wholesale earnings from operations increased by $2.4 million, or 28.6%, to $10.7 million for the quarter ended July 31, 2010, compared to $8.3 million in the same prior-year period. Operating margin declined by 90 basis points to 24.2% for the quarter ended July 31, 2010, compared to 25.1% for same prior-year period, driven by a decrease in product margins in both our U.S. and Canadian businesses, partially offset by the leveraging of SG&A expenses.

Europe

In Europe, revenue increased by $12.1 million, or 5.8%, to $222.3 million for the quarter ended July 31, 2010, compared to $210.2 million in the same prior-year period. The increase was primarily driven by store growth and higher comparable store sales in our expanding directly operated retail business and sales from our new international jewelry business, partially offset by the unfavorable translation impact on revenues caused by changes in foreign currency exchange rates. At July 31, 2010, we directly operated 109 stores in Europe compared to 68 stores at August 1, 2009, excluding concessions. Earnings from operations from our Europe segment decreased by $2.0 million, or 3.7%, to $50.3 million for the quarter ended July 31, 2010, compared to $52.3 million in the same prior-year period. Operating margin declined 230 basis points to 22.6% for the quarter ended July 31, 2010, compared to 24.9% for the same prior-year period due to lower product margins and a higher SG&A rate. Product margins were adversely affected by the higher cost of products purchased in U.S. dollars due to the stronger average U.S. dollar rate versus the euro while the higher SG&A rate resulted from investments in retail expansion and increased marketing expenses.

Asia

In Asia, revenue increased by $12.7 million, or 42.8%, to $42.2 million for the quarter ended July 31, 2010, compared to $29.5 million in the same prior-year period. Our South Korea business continued to drive the growth in this region with a greater number of doors compared to the same prior-year period and stronger performance in existing doors. Our Greater China business also increased revenues as we continue to develop our business in this region. Earnings from operations from our Asia segment increased by $4.1 million, or 264.5%, to $5.7 million for the quarter ended July 31, 2010, compared to $1.6 million in the same prior-year period. Operating margin increased 820 basis points to 13.5% for the quarter ended July 31, 2010, compared to 5.3% for the same prior-year period. The increase resulted from product margin improvements in both South Korea and Greater China and the leveraging of occupancy and SG&A expenses as we continue to grow sales in the region.

Licensing

Our licensing royalty revenue increased by $4.5 million, or 20.4%, to $26.6 million compared to $22.1 million in the same prior-year period, driven by royalties from higher sales in our watches, handbags, footwear and eyewear categories, partially offset by the loss of royalties as a result of the direct operation of our international jewelry business since January 2010. Earnings from operations increased by $5.0 million, or 26.9%, to $23.7 million for the quarter ended July 31, 2010, compared to $18.7 million in the same prior-year period.

Corporate Overhead

Corporate overhead expenses remained relatively flat compared with the prior-year period, increasing slightly by $0.5 million, or 2.6%, to $20.5 million for the quarter ended July 31, 2010, from $20.0 million in the same prior-year period.

Global Store Count

In the second quarter of fiscal 2011, together with our partners, we opened 52 new stores worldwide, consisting of 28 stores in Europe and the Middle East, 17 stores in the U.S. and Canada, and 7 stores in Asia. Together with our partners, we closed 10 stores worldwide, consisting of 4 stores in Europe and the Middle East, 4 stores in Asia and 2 stores in the U.S. and Canada.

We ended the second quarter of fiscal 2011 with 1,292 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	448	448	—

Europe and the Middle East	441	109	332

Asia	347	30	317

Other	56	14	42

Total	1,292	601	691

This store count does not include 262 concessions located primarily in South Korea and Greater China because of their smaller store size in relation to our standard international store size. Of the total 1,292 stores, 906 were GUESS? stores, 239 were GUESS? Accessories stores, 100 were GUESS by MARCIANO stores and 47 were G by GUESS stores.

RESULTS OF OPERATIONS

Three months ended July 31, 2010 and August 1, 2009

NET REVENUE. Net revenue increased by $54.7 million, or 10.5%, to $577.1 million for the quarter ended July 31, 2010, from $522.4 million for the quarter ended August 1, 2009.  All of our segments contributed to this growth. In constant U.S. dollars, revenues increased by 13.9% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $17.7 million compared to the same prior-year period.

Net revenue from our North American retail operations increased by $14.3 million, or 6.3%, to $241.8 million for the quarter ended July 31, 2010, from $227.5 million in the same prior-year period. This increase was primarily due to positive comparable store sales of 3.5% (1.7% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores) and a larger store base. Overall, currency translation fluctuations relating to our non-U.S. retail stores favorably impacted net revenue in our retail segment by $4.5 million.  The store base increased by an average of 11 net additional stores during the quarter ended July 31, 2010 compared to the prior-year quarter, resulting in a net 2.7% increase in average square footage.

Net revenue from our North American wholesale operations increased by $11.1 million, or 33.3%, to $44.3 million for the quarter ended July 31, 2010, from $33.2 million in the same prior-year period. The increase was driven by higher sales in all our wholesale businesses, led by the U.S. wholesale business, which included a favorable shift of orders delivered in the second quarter that normally would have occurred during the third quarter. At July 31, 2010, our products were sold in approximately 1,067 major doors in the U.S. and Canada compared to approximately 1,135 major doors at August 1, 2009. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue in our North American wholesale segment by $0.9 million.

Net revenue from our Europe operations increased by $12.1 million, or 5.8%, to $222.3 million for the quarter ended July 31, 2010, from $210.2 million in the same prior-year period. The increase was primarily driven by store growth and higher comparable store sales in our expanding directly operated retail business and sales from our new international jewelry business, partially offset by the unfavorable translation impact on revenues caused by changes in foreign currency exchange rates. At July 31, 2010, we directly operated 109 stores in Europe compared to 68 stores at August 1, 2009, excluding concessions. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue in our Europe segment by $24.5 million.

Net revenue from our Asia operations increased by $12.7 million, or 42.8%, to $42.2 million for the quarter ended July 31, 2010, from $29.5 million in the same prior-year period. Our South Korea business continued to drive the growth in this region with a greater number of doors compared to the same prior-year period and stronger performance in existing doors. Our Greater China business also increased revenues as we continue to develop our business in this region. Currency translation fluctuations relating to our South Korea operations favorably impacted net revenue in our Asia segment by $1.4 million.

Net royalty revenue from licensing operations increased by $4.5 million, or 20.4%, to $26.6 million for the quarter ended July 31, 2010, from $22.1 million in the same prior-year period, driven by royalties on higher sales in the watches, handbag, footwear and eyewear categories, partially offset by the loss of royalties as a result of the direct operation of our international jewelry business since January 2010.

GROSS PROFIT. Gross profit increased by $20.4 million, or 8.8%, to $252.2 million for the quarter ended July 31, 2010, from $231.8 million in the same prior-year period. While all the segments contributed to the growth, the largest increase in gross profit came from our Asia segment where we grew both sales and product margins.

Gross margin declined 70 basis points to 43.7% for the quarter ended July 31, 2010, from 44.4% for the same prior-year period, driven by lower overall product margins. Higher markdowns drove the decline in our North American retail segment while the strengthening U.S. dollar negatively impacted product margins in Europe. These were partially offset by higher product margins in Asia as a result of lower markdowns. In addition, our occupancy rate increased modestly due to a larger mix of our global retail businesses.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in SG&A expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $15.2 million, or 10.9%, to $155.9 million for the quarter ended July 31, 2010, from $140.7 million in the same prior-year period. The increase was driven primarily by higher store selling and other expenses in North America and Europe to support our retail expansion in both regions, investments in infrastructure and increased marketing expenses to enhance our brand’s awareness around the world. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A compared to the same prior-year period. The Company’s SG&A rate remained flat at 27.0% for the quarter ended July 31, 2010, compared to the same prior-year period.

EARNINGS FROM OPERATIONS.  Earnings from operations increased by $5.2 million, or 5.7%, to $96.3 million for the quarter ended July 31, 2010, from $91.1 million in the same prior-year period.  The increase in earnings from operations primarily resulted from the following:

•                  Earnings from operations for the North American retail segment decreased by $3.9 million to $26.3 million for the quarter ended July 31, 2010, compared to $30.2 million in the same prior-year period. The decrease in earnings from operations was primarily driven by the higher occupancy, store selling and other costs to support our retail store expansion, lower product margins due to higher markdowns and investments in both infrastructure and marketing which more than offset the benefit from the growth in sales. Currency translation fluctuations relating to our non-U.S. retail stores favorably impacted earnings from operations by $0.8 million.

•                 Earnings from operations for the North American wholesale segment increased by $2.4 million to $10.7 million for the quarter ended July 31, 2010, compared to $8.3 million in the same prior-year period. The increase in earnings was driven by the higher sales partially offset by the impact of lower product margins on those sales and higher SG&A expenses. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted earnings from operations by $0.2 million.

•                  Earnings from operations for the Europe segment decreased by $2.0 million to $50.3 million for the quarter ended July 31, 2010, compared to $52.3 million in the same prior-year period. This decrease was primarily due to the unfavorable impact of currency fluctuations on both product margins and the translation of earnings from operations, as well as higher occupancy, store selling and additional infrastructure expenses to support our retail expansion in the region. Currency translation fluctuations relating to our Europe segment unfavorably impacted earnings from operations by $5.3 million.

•                  Earnings from operations for the Asia segment increased by $4.1 million to $5.7 million for the quarter ended July 31, 2010, compared to $1.6 million in the same prior-year period. The increase resulted from higher gross profit in South Korea and Greater China due to sales growth in these regions and improved product margins, partially offset by higher occupancy and SG&A expenses to support the sales growth.  Currency translation fluctuations relating to our South Korea business favorably impacted earnings from operations by $0.3 million.

•                  Earnings from operations for the licensing segment increased by $5.0 million to $23.7 million for the quarter ended July 31, 2010, compared to $18.7 million in the same prior-year period, driven by increased royalties due to higher licensed product sales, partially offset by the loss of royalties as a result of the direct operation of our international jewelry business since January 2010.

•                  Unallocated corporate overhead remained relatively flat compared with the prior-year period, increasing slightly by $0.5 million to $20.5 million for the quarter ended July 31, 2010, compared to $20.0 million for the quarter ended August 1, 2009.

Operating margin declined 70 basis points to 16.7% for the quarter ended July 31, 2010, compared to 17.4% for the same prior-year period as a result of the lower gross margin.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense remained relatively flat at $0.3 million for the quarter ended July 31, 2010, compared to the same prior-year period. At July 31, 2010, total debt, primarily related to our capital lease in Europe was $14.6 million, compared to $18.4 million at August 1, 2009. The average debt balance for the quarter ended July 31, 2010 was $14.1 million, versus an average debt balance of $27.3 million for the quarter ended August 1, 2009. Interest income increased slightly to $0.6 million for the quarter ended July 31, 2010, compared to $0.4 million for the quarter ended August 1, 2009.

OTHER EXPENSE, NET. Other expense, net, was $0.3 million for the quarter ended July 31, 2010, compared to other expense, net, of $1.3 million in the same prior-year period. Mark-to-market activity on our foreign currency forward contracts and insurance policy investments and other non-operating transactions were not significant during the quarter ended July 31, 2010. Other expense, net, for the quarter ended August 1, 2009, primarily consisted of charges related to net mark-to-market losses on the revaluation of foreign currency forward contracts and other foreign currency transactions, partially offset by mark-to-market gains on our insurance policy investments.

INCOME TAXES.  Income tax expense for the quarter ended July 31, 2010 was $29.0 million, or a 30.1% effective tax rate, compared to income tax expense of $29.7 million, or a 33.0% effective tax rate, for the same prior-year period.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The lower tax rate in the current quarter was due to a higher estimated proportion of annual earnings in lower tax jurisdictions and certain state tax refund claims submitted during the current year quarter.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the quarter ended July 31, 2010 was $0.6 million, net of taxes, compared to $0.7 million, net of taxes, in the same prior-year period.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. increased to $66.8 million for the quarter ended July 31, 2010, from $59.6 million in the same prior-year period. Diluted earnings per share increased to $0.72 per share for the quarter ended July 31, 2010, compared to $0.64 per share for the quarter ended August 1, 2009.

Six months ended July 31, 2010 and August 1, 2009

NET REVENUE. Net revenue for the six months ended July 31, 2010 increased by $152.9 million, or 15.9%, to $1,116.5 million, from $963.6 million in the same prior-year period. All of our segments contributed to this growth with our Europe and Asia segments delivering more than half of the total revenue growth as we continue to expand our international operations. Excluding the slightly positive impact of currency translation on revenues for the six months ended July 31, 2010 compared to the same prior-year period, U.S. dollar revenues grew by 15.0%.

Net revenue from our North American retail operations increased by $42.6 million, or 9.8%, to $477.6 million for the six months ended July 31, 2010, from $435.0 million in the same prior-year period. This increase was primarily due to positive comparable store sales of 6.5% (3.7% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores). Overall, currency translation fluctuations relating to our non-U.S. retail stores favorably impacted net revenue in our retail segment by $13.3 million.  In addition, the expansion of our store base also contributed to the growth in revenues with an average of eight net additional stores during the six months ended July 31, 2010 compared to the same prior-year period, resulting in a net 2.1% increase in average square footage.

Net revenue from our North American wholesale operations increased by $20.2 million, or 30.3%, to $87.0 million for the six months ended July 31, 2010, from $66.8 million in the same prior-year period. The increase was driven by higher sales in all our businesses with the largest dollar increase coming from our U.S. wholesale business, which included a favorable shift of orders delivered in the second quarter that normally would have occurred during the third quarter. Currency translation fluctuations relating to our non-U.S.

wholesale businesses favorably impacted net revenue in our North American wholesale segment by $3.4 million.

Net revenue from our Europe operations increased by $53.4 million, or 15.0%, to $409.3 million for the six months ended July 31, 2010, from $355.9 million in the same prior-year period. The increase was primarily driven by store growth and higher comparable store sales in our expanding directly operated retail business and sales from our new international jewelry business. At July 31, 2010, we directly operated 109 stores in Europe compared to 68 stores at August 1, 2009, excluding concessions. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue in our Europe segment by $15.7 million.

Net revenue from our Asia operations increased by $29.0 million, or 46.8%, to $90.8 million for the six months ended July 31, 2010, from $61.8 million in the same prior-year period. We continued to grow our Asia business, where we, along with our partners, opened 19 stores and 39 concessions during the six months ended July 31, 2010. Our South Korea business continued to drive the growth in this region with a greater number of doors compared to the same prior-year period and stronger existing door performance. Our Greater China business also increased revenues as we continue to develop our business in this region in both the first and second tier cities. Currency translation fluctuations relating to our South Korea operations favorably impacted net revenue in our Asia segment by $7.6 million.

Net royalty revenue from licensing operations increased by $7.7 million, or 17.5%, to $51.8 million for the six months ended July 31, 2010, from $44.1 million in the same prior-year period, driven by royalties on higher sales in the handbag, watches, footwear and eyewear categories, partially offset by the loss of royalties as a result of the direct operation of our international jewelry business since January 2010.

GROSS PROFIT. Gross profit increased by $78.2 million, or 19.1%, to $487.5 million for the six months ended July 31, 2010, from $409.3 million in the same prior-year period. Gross profit increased in all our segments, with the majority of the increase coming from higher sales in our Europe and North American retail segments, partially offset by higher occupancy costs from new store openings.

Gross margin increased 120 basis points to 43.7% for the six months ended July 31, 2010, from 42.5% for the same prior-year period, driven by higher product margins in Europe and Asia.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in SG&A expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $43.9 million, or 16.3%, to $314.0 million for the six months ended July 31, 2010, from $270.1 million in the same prior-year period. The increase was driven by higher store selling and other expenses in North America and Europe to support our retail expansion in both regions, investments in infrastructure and increased marketing expenses to enhance our brand’s awareness around the world. The Company’s SG&A rate remained flat at 28.1% for the six months ended July 31, 2010, compared to the same prior-year period.

PENSION CURTAILMENT EXPENSE. During the six months ended July 31, 2010, the Company recorded a pension plan curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Carlos Alberini, the Company’s former President and Chief Operating Officer. Mr. Alberini’s departure resulted in a significant reduction in the total expected remaining years of future service of all participants combined, triggering the pension curtailment.

EARNINGS FROM OPERATIONS. Earnings from operations increased by $28.5 million, or 20.5%, to $167.6 million for the six months ended July 31, 2010, from $139.1 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $1.0 million compared to the same prior-year period.  The increase in earnings from operations primarily resulted from the following:

•                  Earnings from operations for the North American retail segment increased by $2.5 million to $50.7 million for the six months ended July 31, 2010, compared to $48.2 million in the same prior-year period. The increase in earnings from operations was primarily due to higher sales mostly offset by higher occupancy, store selling and other costs to support our retail store expansion and investments in both infrastructure and marketing. Currency translation fluctuations relating to our non-U.S. retail stores favorably impacted earnings from operations by $2.1 million.

•                 Earnings from operations for the North American wholesale segment increased by $7.6 million to $20.9 million for the six months ended July 31, 2010, compared to $13.3 million in the same prior-year period. The increase in earnings from operations was mainly due to sales growth and higher product margins in all of our businesses. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted earnings from operations by $1.0 million.

•                  Earnings from operations for the Europe segment increased by $9.4 million to $84.8 million for the six months ended July 31, 2010, compared to $75.4 million in the same prior-year period. The increase was primarily driven by store growth and higher comparable store sales in our expanding directly operated retail business and sales from our new international jewelry business, partially offset by higher occupancy costs and SG&A spending relating to the investment in infrastructure to support our retail expansion. Currency translation fluctuations relating to our Europe segment unfavorably impacted earnings from operations by $3.4 million.

•                  Earnings from operations for the Asia segment increased by $8.7 million to $12.8 million for the six months ended July 31, 2010, compared to $4.1 million in the same prior-year period. The increase resulted from higher gross profit in South Korea and Greater China due to sales growth in these regions and improved product margins.  This increase was partially offset by higher occupancy and SG&A expenses to support our growth in the regions. Currency translation fluctuations relating to our South Korea business favorably impacted earnings from operations by $1.3 million.

•                  Earnings from operations for the licensing segment increased by $7.9 million to $45.6 million for the six months ended July 31, 2010, compared to $37.7 million in the same prior-year period, driven by increased royalties due to higher licensed product sales, partially offset by the loss of royalties as a result of the direct operation of our international jewelry business since January 2010.

•                  Unallocated corporate overhead increased by $7.7 million to $47.2 million for the six months ended July 31, 2010, compared to $39.5 million in the same prior-year period. The increase was primarily driven by the pension curtailment expense.

Operating margin increased 60 basis points to 15.0% for the six months ended July 31, 2010, compared to 14.4% for the same prior-year period. The operating margin increase was primarily due to the higher gross margin, partially offset by the impact of the pension curtailment expense.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense decreased to $0.5 million for the six months ended July 31, 2010, compared to $0.9 million in the same prior-year period. At July 31, 2010, total debt, primarily related to our capital lease in Europe was $14.6 million, compared to $18.4 million at August 1, 2009.  The average debt balance for the six months ended July 31, 2010 was $15.0 million, versus an average debt balance of $44.1 million for the six months ended August 1, 2009. Interest income decreased to $1.0 million for the six months ended July 31, 2010, compared to $1.2 million for the six months ended August 1, 2009, due to lower interest rates on invested cash, partially offset by higher average invested cash balances.

OTHER INCOME, NET. Other income, net, was $3.2 million for the six months ended July 31, 2010, compared to other expense, net, of $0.1 million in the same prior-year period.  Other income, net, in the six months ended July 31, 2010, primarily consisted of net mark-to-market gains related to the revaluation of foreign currency forward contracts and other foreign currency transactions and net mark-to-market gains related to our insurance policy investments. Other expense, net, in the six months ended August 1, 2009, primarily consisted of charges related to net mark-to-market losses on the revaluation of foreign currency forward contracts and other foreign currency transactions, offset by net mark-to-market gains on our insurance policy investments.

INCOME TAXES.  Income tax expense for the six months ended July 31, 2010 was $52.2 million, or a 30.5% effective tax rate, compared to income tax expense of $46.0 million, or a 33.0% effective tax rate, for the same prior-year period.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The lower tax rate in the current six-month period was due to a higher proportion of earnings in lower tax jurisdictions and certain state tax refund claims submitted during the current period.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the six months ended July 31, 2010 was $1.9 million, net of taxes, compared to $1.2 million, net of taxes, in the same prior-year period. The increase was primarily due to higher earnings from our Mexico operations.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. increased to $117.1 million for the six months ended July 31, 2010, from $92.1 million in the same prior-year period. Diluted earnings per share increased to $1.25 per share for the six months ended July 31, 2010, compared to $0.99 per share for the six months ended August 1, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the six months ended July 31, 2010, the Company relied on trade credit, available cash, real estate leases, and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and dividend payments to stockholders, primarily with cash flow from operations supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.” As of July 31, 2010, the Company had cash and cash equivalents of $478.6 million. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in four diversified money market funds. The funds are AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. As of July 31, 2010, we do not have any exposure to auction-rate security investments in these funds. Please see “—Important Notice Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2010 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

The Company has presented below the cash flow performance comparison of the six months ended July 31, 2010 versus the six months ended August 1, 2009.

Operating Activities

Net cash provided by operating activities was $103.9 million for the six months ended July 31, 2010, compared to $123.8 million for the six months ended August 1, 2009, or a decrease of $19.9 million. The decrease was driven by the unfavorable impact of changes in working capital for the six month period ended July 31, 2010 versus the same prior-year period, partially offset by higher net earnings of $25.7 million. Working capital used in operations included the impact of higher growth in accounts receivable, inventory, and prepaid and other assets, partially offset by growth in accounts payable relative to the comparable prior-year period.

At July 31, 2010, the Company had working capital (including cash and cash equivalents) of $793.4 million compared to $781.4 million at January 30, 2010 and $635.8 million at August 1, 2009. The Company’s primary working capital needs are for inventory and accounts receivable. Accounts receivable at July 31, 2010 amounted to $301.5 million, up $10.6 million, compared to $290.9 million at August 1, 2009.  The accounts receivable balance at July 31, 2010 included a negative translation impact of approximately $19.8 million due to currency fluctuations compared to August 1, 2009. Approximately $138.8 million of our receivables, or 46.0% of the $301.5 million in accounts receivable at July 31, 2010, was insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at July 31, 2010 amounted to $307.1 million compared to $265.5 million at August 1, 2009. The increase in inventory supports the expansion of our global business, including the growth of new stores, as well as strategic investments in certain product categories.

Investing Activities

Net cash used in investing activities was $52.2 million for the six months ended July 31, 2010, compared to $43.3 million for the six months ended August 1, 2009. Cash used in investing activities related primarily to the expansion of our North American and European retail businesses, capital expenditures incurred on existing store remodeling programs in North America and Europe, investments in information systems, expansion of our Asia business, improvements to headquarter buildings and other enhancements.

The increase in cash used in investing activities related primarily to the higher level of spending on new stores and remodeling of existing stores during the six months ended July 31, 2010 compared to the same prior-year period, partially offset by higher spending on improvements to headquarters in the prior-year period. During the six months ended July 31, 2010, the Company opened 49 owned stores compared to 16 owned stores that were opened in the comparable prior-year period.

Financing Activities

Net cash used in financing activities was $69.6 million for the six months ended July 31, 2010, compared to $49.2 million for the six months ended August 1, 2009. The increase in net cash used in financing activities in the current period compared to the prior-year period was primarily due to higher repurchases of shares of the Company’s common stock under the 2008 Share Repurchase Program and higher dividends during the current period, partially offset by repayments of borrowings in the prior-year period and higher employee stock award exercise proceeds and related excess tax benefits during the current period.

Dividends

During the first quarter of fiscal 2008, the Company announced a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.16 per common share.

On August 25, 2010, the Company announced a quarterly cash dividend of $0.16 per share of the Company’s common stock. The dividend will be payable on September 24, 2010 to stockholders of record at the close of business on September 8, 2010.

The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based on a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.

Capital Expenditures

Gross capital expenditures totaled $48.8 million, before deducting lease incentives of $6.3 million, for the six months ended July 31, 2010. This compares to gross capital expenditures of $42.0 million, before deducting lease incentives of $2.6 million, for the six months ended August 1, 2009. The Company’s capital expenditures for the full fiscal year 2011 are planned at approximately $165 million (before deducting estimated lease incentives of approximately $10 million), which includes key money investments for new European stores. The planned capital expenditures are primarily for the expansion of our retail businesses in Europe and North America, store remodeling programs, investments in information systems, expansion of our Asia business and other infrastructure improvements.

In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. At July 31, 2010, the Company had $11.5 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $207.6 million, limited primarily by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at July 31, 2010, the Company could have borrowed up to approximately $186.2 million under these agreements. However, the Company’s ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At July 31, 2010, the Company had no outstanding borrowings and $13.2 million in outstanding documentary letters of credit under these credit agreements. The agreements are primarily denominated in euros and provide for annual interest rates ranging from 0.8% to 3.5%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $19.6 million that has a minimum net equity requirement, there are no other financial ratio covenants.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At July 31, 2010, the capital lease obligation was $14.0 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of July 31, 2010 was approximately $1.0 million.

From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time to time and as market and business conditions warrant, up to $200 million of the Company’s common stock (the “2008 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the six months ended July 31, 2010, the Company repurchased 1.5 million shares under the 2008 Share Repurchase Program at an aggregate cost of $49.3 million. At July 31, 2010, the Company had remaining authority under the 2008 Share Repurchase Program to purchase an additional $84.9 million of its common stock.

Supplemental Executive Retirement Plan

On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (“SERP”) which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The participants in the SERP were Maurice Marciano, Chairman of the Board, Paul Marciano, Chief Executive Officer and Vice Chairman of the Board, and Carlos Alberini, the Company’s former President and Chief Operating Officer. In the first quarter of fiscal 2011, the Company recorded a $5.8 million charge, or $0.04 per share, related to the accelerated amortization of prior service cost resulting from the departure of Mr. Alberini from the Company. As a non-qualified pension plan, no funding of the SERP is required; however, the Company has and expects to continue to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender values of the insurance policies were $27.2 million and $22.1 million as of July 31, 2010 and January 30, 2010, respectively, and were included in other assets. As a result of an increase in value of the insurance policy investments, the Company recorded gains of $0.6 million and $2.2 million in other income and expense during the six months ended July 31, 2010 and August 1, 2009, respectively.

INFLATION

The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability. However, the Company anticipates that potential inflationary pressures on raw materials and freight costs could begin to negatively impact the cost of product purchases during the latter part of this fiscal year. The Company is presently working on several initiatives in its supply chain that could, if successful, mitigate some of these inflationary pressures.

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

U.S. and Canada Backlog

Our U.S. and Canadian wholesale businesses maintain a model stock program in basic denim products which generally allows replenishment of a customer’s inventory within 72 hours. We generally receive orders for fashion apparel 90 to 160 days prior to the time the products are delivered to our customers’ stores. Regarding our U.S. and Canadian wholesale backlog, the scheduling of market weeks can affect the amount of orders booked in the backlog compared to the same date in the prior year. Our U.S. and Canadian wholesale backlog as of August 28, 2010, consisting primarily of orders for fashion apparel, was $72.1 million, compared to $59.0 million at August 29, 2009, an increase of 22.2% in constant dollars.

Europe Backlog

As of September 1, 2010, the European wholesale backlog was €262.3 million, compared to €164.2 million at September 1, 2009, an increase of 59.7%. The backlog as of September 1, 2010 is comprised of sales orders for the Fall/Winter 2010 and Spring/Summer 2011 seasons and includes the impact of the earlier receipt of seasonal orders this year and orders for our international jewelry business, which we began operating directly on January 1, 2010.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 30, 2010 filed with the SEC on March 31, 2010. There have been no significant changes to our critical accounting policies during the six months ended July 31, 2010.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (b) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The Company adopted the guidance effective January 31, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of the first phase of this guidance did not have a material impact on the Company’s consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

Approximately 56% of product sales and licensing revenue recorded for the six months ended July 31, 2010 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part 1, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

Forward Contracts Designated as Cash Flow Hedges

During the six months ended July 31, 2010, the Company purchased U.S. dollar forward contracts in Canada and Europe totaling US$32.7 million and US$27.5 million, respectively, to hedge forecasted merchandise purchases that were designated as cash flow hedges. As of July 31, 2010, the Company had forward contracts outstanding for its Canadian and European operations of US$36.0 million and US$41.3 million, respectively, which are expected to mature over the next eleven months. The Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. U.S. dollar forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as cash flow hedges, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. The Company also hedges forecasted intercompany royalties over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as cash flow hedges, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in other income and expense in the period in which the royalty expense is incurred.

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

As of July 31, 2010, accumulated other comprehensive income included an unrealized gain of approximately US$2.9 million, net of tax, of which US$2.7 million will be recognized in other income or as a reduction to cost of product sales over the following

12 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At July 31, 2010, the net unrealized gain of the remaining open forward contracts recorded in the condensed consolidated balance sheet was approximately US$0.3 million.

At January 30, 2010, the Company had forward contracts outstanding for its European and Canadian operations of US$62.4 million and US$27.7 million, respectively. At January 30, 2010, the unrealized net gain of these open forward contracts recorded in the condensed consolidated balance sheet was approximately US$3.2 million.

Forward Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense. For the six months ended July 31, 2010, the Company recorded a net gain of US$3.8 million for the Canadian dollar, euro, British pound and Swiss franc foreign currency contracts, which has been included in other income and expense. At July 31, 2010, the Company had Canadian dollar foreign currency contracts to purchase US$40.3 million expected to mature over the next six months, euro foreign currency contracts to purchase US$85.7 million expected to mature over the next seven months, Swiss franc foreign currency contracts to purchase US$10.4 million expected to mature over the next five months and GBP13.8 million of foreign currency contracts to purchase euros expected to mature over the next five months. At July 31, 2010, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately US$4.0 million.

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

Sensitivity Analysis

At July 31, 2010, a sensitivity analysis of changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$213.6 million, the fair value of the instruments would have decreased by US$23.7 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by US$19.4 million. Any resulting changes in the fair value of the hedged instruments may be more than or partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

Interest Rate Risk

At July 31, 2010, approximately 96% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest swap increased other expense, net, by $0.2 million during the six months ended July 31, 2010. Substantially all of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the six months ended July 31, 2010. Any increase would be offset by a favorable gain on the interest rate swap.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At July 31, 2010, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There was no change in our internal control over financial reporting during the second quarter of the fiscal year ending January 29, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of July 31, 2010 related to any of the Company’s legal proceedings.

ITEM 1A.  Risk Factors.

There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 30, 2010, filed with the SEC on March 31, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Items (a) and (b) are not applicable.

Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 2, 2010 to May 29, 2010
Repurchase program(1)	—	—	—	$134,241,107
Employee transactions(2)	1,978	$37.87	—	—
May 30, 2010 to July 3, 2010
Repurchase program(1)	1,500,000	$32.88	1,500,000	$84,917,805
Employee transactions(2)	920	$34.09	—	—
July 4, 2010 to July 31, 2010
Repurchase program(1)	—	—	—	$84,917,805
Employee transactions(2)	—	—	—	—
Total
Repurchase program(1)	1,500,000	$32.88	1,500,000
Employee transactions(2)	2,898	$36.67	—

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

3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
†10.1.	Second Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters.
†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*                                         Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

†                                          Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date: September 7, 2010	By:	/s/ PAUL MARCIANO
Paul Marciano
Chief Executive Officer and Vice Chairman of the Board

Date: September 7, 2010	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)