Form 10-Q
period 2010-10-30
GUESS INC
filed 2010-12-07
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

As of December 2, 2010, the registrant had 92,010,800 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Oct. 30, 2010	Jan. 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$469,020	$502,063
Accounts receivable, net	372,217	283,747
Inventories	346,014	253,162
Deferred tax assets	31,091	30,570
Other current assets	54,382	54,621
Total current assets	1,272,724	1,124,163
Property and equipment, net	299,954	255,308
Goodwill	30,030	29,877
Other intangible assets, net	10,742	15,974
Long-term deferred tax assets	53,211	55,504
Other assets	99,034	50,423
	$1,765,695	$1,531,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations and borrowings	$2,264	$2,357
Accounts payable	228,091	195,075
Accrued expenses	193,298	145,321
Total current liabilities	423,653	342,753
Capital lease obligations	12,949	14,137
Deferred rent and lease incentives	74,430	60,642
Other long-term liabilities	74,962	73,561
	585,994	491,093
Redeemable noncontrolling interests	16,119	13,813

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 137,175,910 and 136,568,091 shares, outstanding 91,880,218 and 92,736,761 shares, at October 30, 2010 and January 30, 2010, respectively	919	927
Paid-in capital	352,916	319,737
Retained earnings	1,060,032	919,531
Accumulated other comprehensive (loss) income	7,566	(2,952)
Treasury stock, 45,295,692 and 43,831,330 shares at October 30, 2010 and January 30, 2010, respectively	(266,195)	(217,032)
Guess?, Inc. stockholders’ equity	1,155,238	1,020,211
Nonredeemable noncontrolling interests	8,344	6,132
Total stockholders’ equity	1,163,582	1,026,343
	$1,765,695	$1,531,249

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 30, 2010	Oct. 31, 2009	Oct. 30, 2010	Oct. 31, 2009
Net revenue:
Product sales	$580,922	$494,998	$1,645,553	$1,414,489
Net royalties	32,981	27,814	84,826	71,947
	613,903	522,812	1,730,379	1,486,436
Cost of product sales	347,506	285,921	976,495	840,265
Gross profit	266,397	236,891	753,884	646,171

Selling, general and administrative expenses	173,682	137,917	487,722	408,049
Pension curtailment expense	—	—	5,819	—
Earnings from operations	92,715	98,974	260,343	238,122

Other income (expense):
Interest expense	(262)	(778)	(775)	(1,723)
Interest income	602	277	1,585	1,461
Other income (expense), net	5,854	(1,340)	9,026	(1,413)
	6,194	(1,841)	9,836	(1,675)

Earnings before income tax expense	98,909	97,133	270,179	236,447

Income tax expense	28,818	32,054	81,055	78,028
Net earnings	70,091	65,079	189,124	158,419

Net earnings attributable to noncontrolling interests	1,002	1,009	2,942	2,247
Net earnings attributable to Guess?, Inc.	$69,089	$64,070	$186,182	$156,172

Earnings per common share attributable to common stockholders (Note 2):
Basic	$0.75	$0.69	$2.01	$1.70
Diluted	$0.75	$0.69	$2.00	$1.68

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	90,911	90,941	91,474	90,765
Diluted	91,543	91,778	92,174	91,416

Dividends declared per common share	$0.16	$0.125	$0.48	$0.325

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 30, 2010	Oct. 31, 2009	Oct. 30, 2010	Oct. 31, 2009
Net earnings	$70,091	$65,079	$189,124	$158,419

Foreign currency translation adjustment	30,785	10,154	10,907	44,852

Unrealized (loss) gain on hedges, net of tax effect	(6,499)	(1,282)	(5,442)	(10,219)

Unrealized (loss) gain on investments, net of tax effect	36	38	231	98

SERP prior service cost and actuarial valuation loss amortization, including curtailment expense, net of tax effect	343	292	5,018	868

Comprehensive income	94,756	74,281	199,838	194,018

Less comprehensive income attributable to noncontrolling interests	(1,473)	(515)	(3,138)	(2,822)

Comprehensive income attributable to Guess?, Inc.	$93,283	$73,766	$196,700	$191,196

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended
	Oct. 30, 2010	Oct. 31, 2009

Cash flows from operating activities:
Net earnings	$189,124	$158,419
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	45,278	41,380
Amortization of intangible assets	2,921	5,713
Share-based compensation expense	22,722	19,447
Unrealized forward contract (gains) losses	4,512	4,776
Net loss on disposition of property and equipment	4,133	1,289
Pension curtailment expense	5,819	—
Other items, net	(2,822)	(1,495)
Changes in operating assets and liabilities:
Accounts receivable	(84,544)	(26,169)
Inventories	(89,212)	(10,970)
Prepaid expenses and other assets	(42,655)	5,349
Accounts payable and accrued expenses	64,148	(35,231)
Deferred rent and lease incentives	13,657	7,283
Other long-term liabilities	1,227	(1,478)
Net cash provided by operating activities	134,308	168,313
Cash flows from investing activities:
Purchases of property and equipment	(84,896)	(61,913)
Proceeds from dispositions of long-term assets	1,450	474
Acquisition of lease interest	(2,249)	—
Acquisition of businesses, net of cash acquired	—	549
Net cash settlement of forward contracts	6,859	429
Purchases of long-term investments	(6,687)	(5,597)
Net cash used in investing activities	(85,523)	(66,058)
Cash flows from financing activities:
Certain short-term borrowings, net	536	(26,034)
Proceeds from borrowings	—	40,000
Repayment of borrowings and capital lease obligations	(1,160)	(41,266)
Dividends paid	(44,545)	(30,008)
Noncontrolling interest capital contributions	—	650
Noncontrolling interest capital distributions	—	(1,311)
Issuance of common stock, net of nonvested award repurchases	5,471	2,865
Excess tax benefits from share-based compensation	6,158	2,651
Purchase of treasury stock	(49,361)	(5,309)
Net cash used in financing activities	(82,901)	(57,762)
Effect of exchange rates on cash and cash equivalents	1,073	6,251
Net increase (decrease) in cash and cash equivalents	(33,043)	50,744
Cash and cash equivalents at beginning of period	502,063	294,118
Cash and cash equivalents at end of period	$469,020	$344,862

Supplemental cash flow data:
Interest paid	$574	$1,538
Income taxes paid	$50,889	$75,482

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 30, 2010

(unaudited)

(1)           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of October 30, 2010 and January 30, 2010, and the condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three and nine months ended October 30, 2010 and October 31, 2009, and the condensed consolidated statements of cash flows for the nine months ended October 30, 2010 and October 31, 2009. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended October 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 30, 2010. The Company has made certain reclassifications to the prior year’s consolidated financial statements to conform to classifications in the current year. These reclassifications, none of which are material, had no impact on previously reported statements of income.

The three and nine months ended October 30, 2010 had the same number of days as the three and nine months ended October 31, 2009. All references herein to “fiscal 2011” and “fiscal 2010” represent the results of the 52-week fiscal years ended January 29, 2011 and January 30, 2010, respectively.

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

In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (b) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type, and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The Company adopted the guidance effective January 31, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of the first phase of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 30, 2010	Oct. 31, 2009	Oct. 30, 2010	Oct. 31, 2009
Net earnings attributable to Guess?, Inc.	$69,089	$64,070	$186,182	$156,172
Net earnings attributable to nonvested restricted stockholders	676	886	1,911	2,302
Net earnings attributable to common stockholders	$68,413	$63,184	$184,271	$153,870

Weighted average shares used in basic computations	90,911	90,941	91,474	90,765
Effect of dilutive securities:
Stock options and restricted stock units	632	837	700	651
Weighted average shares used in diluted computations	91,543	91,778	92,174	91,416

Net earnings per common share attributable to common stockholders:
Basic	$0.75	$0.69	$2.01	$1.70
Diluted	$0.75	$0.69	$2.00	$1.68

For the three months ended October 30, 2010 and October 31, 2009, equity awards granted for 795,166 and 650,361, respectively, of the Company’s common shares and for the nine months ended October 30, 2010 and October 31, 2009, equity awards granted for 700,936 and 1,365,817 respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

In addition to the participating securities discussed above, the Company also excluded 563,400 nonvested stock options granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding for the three and nine months ended October 31, 2009, because they were subject to a performance-based annual vesting condition.

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time to time and as market and business conditions warrant, up to $200.0 million of the Company’s common stock (the “2008 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the nine months ended October 30, 2010, the Company repurchased 1,500,000 shares under the 2008 Share Repurchase Program at an aggregate cost of $49.3 million. All such share repurchases were made during the three months ended July 31, 2010.  During the nine months ended October 31, 2009, the Company repurchased 407,600 shares under the 2008 Share Repurchase Program at an aggregate cost of $5.3 million. All such share repurchases were made during the three months ended May 2, 2009.  At October 30, 2010, the Company had remaining authority under the 2008 Share Repurchase Program to purchase an additional $84.9 million of its common stock.

(3)           Stockholders’ Equity and Redeemable Noncontrolling Interests

A reconciliation of the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended January 30, 2010 and nine months ended October 30, 2010 is as follows (in thousands):

	Stockholders’ Equity
	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balances at January 31, 2009	$773,001	$2,453	$775,454	$10,050
Issuance of common stock under stock compensation plans, net of tax effect	9,408	—	9,408	—
Issuance of stock under ESPP	1,249	—	1,249	—
Share-based compensation	27,339	—	27,339	—
Dividends	(41,598)	—	(41,598)	—
Share repurchases	(5,309)	—	(5,309)	—
Acquisition of subsidiary with redeemable put feature	—	—	—	2,815
Noncontrolling interest capital contribution	—	1,001	1,001	—
Noncontrolling interest capital distribution	(109)	(1,202)	(1,311)	—
Comprehensive income (loss) (a):
Net earnings	242,761	3,569	246,330	—
Foreign currency translation adjustment	22,684	311	22,995	948
Unrealized loss on hedges, net of income tax of $2,690	(6,918)	—	(6,918)	—
Unrealized gain on investments, net of income tax of $58	94	—	94	—
SERP prior service cost and actuarial valuation loss amortization, net of income tax of $1,435	(2,391)	—	(2,391)	—
Balances at January 30, 2010	$1,020,211	$6,132	$1,026,343	$13,813
Issuance of common stock under stock compensation plans, net of tax effect	9,700	—	9,700	—
Issuance of stock under ESPP	1,072	—	1,072	—
Share-based compensation	22,722	—	22,722	—
Dividends	(44,608)	—	(44,608)	—
Share repurchases	(49,361)	—	(49,361)	—
Redeemable noncontrolling interests redemption value adjustment	(1,198)	(926)	(2,124)	2,124
Comprehensive income (loss) (a):
Net earnings	186,182	2,942	189,124	—
Foreign currency translation adjustment	10,711	196	10,907	182
Unrealized loss on hedges, net of income tax of $521	(5,442)	—	(5,442)	—
Unrealized gain on investments, net of income tax of $161	231	—	231	—
SERP prior service cost and actuarial valuation loss amortization, including curtailment expense, net of income tax of $3,384	5,018	—	5,018	—
Balances at October 30, 2010	$1,155,238	$8,344	$1,163,582	$16,119

(a) Total comprehensive income consists of net earnings, Supplemental Executive Retirement Plan (“SERP”) related prior service cost and actuarial valuation loss amortization, unrealized gains or losses on investments available for sale, foreign currency translation adjustments and the effective portion of the change in the fair value of cash flow hedges.

Redeemable Noncontrolling Interests

In connection with the acquisition of two majority-owned subsidiaries, the Company is party to put arrangements with respect to the common securities that represent the remaining noncontrolling interests of the acquired companies. Each put arrangement is exercisable by the counter-party outside the control of the Company by requiring the Company to redeem the counterparty’s entire equity stake in the subsidiary at a put price based on a multiple of earnings formula. Each put arrangement is recorded on the balance sheet at its redemption value and classified as a redeemable noncontrolling interest outside of permanent equity. As of October 30, 2010, the redeemable noncontrolling interests of $16.1 million was composed of redemption values related to the Focus Europe S.r.l. (“Focus”) and Guess Sud SAS (“Guess Sud”) put arrangements of $11.9 million and $4.2 million, respectively. As of January 30, 2010, the redeemable noncontrolling interests of $13.8 million was composed of redemption values related to the Focus and Guess Sud put arrangements of $10.9 million and $2.9 million, respectively.

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

(4)           Accounts Receivable

Accounts receivable consists of trade receivables primarily relating to the Company’s wholesale businesses in Europe, North America and Asia. The Company provided for allowances relating to these receivables of $30.4 million and $29.9 million at October 30, 2010 and January 30, 2010, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $27.9 million and $23.0 million at October 30, 2010 and January 30, 2010, respectively, for which the Company recorded an allowance for doubtful accounts of $0.8 million and $0.7 million at October 30, 2010 and January 30, 2010, respectively.  The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)           Inventories

Inventories consist of the following (in thousands):

	Oct. 30, 2010	Jan. 30, 2010
Raw materials	$9,622	$9,405
Work in progress	3,682	2,689
Finished goods	332,710	241,068
	$346,014	$253,162

As of October 30, 2010 and January 30, 2010, inventories had been written down to the lower of cost or market by $19.8 million and $16.8 million, respectively.

(6)           Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year.  The Company’s effective income tax rate decreased to 30.0% for the nine months ended October 30, 2010 from 33.0% for the nine months ended October 31, 2009, primarily due to a higher estimated proportion of annual earnings in lower tax jurisdictions and certain state tax refund claims submitted during the current year.

(7)           Segment Information

In the first quarter of fiscal 2011, the Company revised its segment reporting whereby the North American wholesale and Asia segments are now separate segments for reporting purposes. The Company’s businesses are now grouped into five reportable segments for management and internal financial reporting purposes:  North American retail, Europe, Asia, North American wholesale and licensing. Management evaluates segment performance based primarily on revenues and earnings from operations. The Company believes this segment reporting better reflects how its five business segments are managed and each segment’s performance is evaluated. The North American retail segment includes the Company’s retail operations in North America. The Europe segment includes both wholesale and retail operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale and retail operations in Asia. The North American wholesale segment includes the Company’s wholesale operations in North America. The licensing segment includes the worldwide licensing operations of the Company. Corporate overhead, interest income, interest expense and other income and expense are evaluated on a consolidated basis and not allocated to the Company’s business segments.

Net revenue and earnings from operations are summarized as follows for the three and nine months ended October 30, 2010 and October 31, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 30, 2010	Oct. 31, 2009	Oct. 30, 2010	Oct. 31, 2009
Net revenue:
North American retail	$253,721	$239,518	$731,296	$674,538
Europe	216,161	168,829	625,460	524,686
Asia	54,770	40,527	145,529	102,355
North American wholesale	56,270	46,124	143,268	112,910
Licensing	32,981	27,814	84,826	71,947
	$613,903	$522,812	$1,730,379	$1,486,436

Earnings (loss) from operations:
North American retail	$19,326	$33,110	$70,008	$81,325
Europe	42,565	40,801	127,396	116,233
Asia	8,291	5,472	21,129	9,532
North American wholesale	16,697	12,245	37,619	25,499
Licensing	30,941	24,176	76,491	61,863
Corporate overhead	(25,105)	(16,830)	(72,300)	(56,330)
	$92,715	$98,974	$260,343	$238,122

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

All amounts for the years ended January 30, 2010 and January 31, 2009 have been revised as follows to conform to the new segment reporting described above (in thousands):

	First Quarter Ended May 2, 2009	Second Quarter Ended Aug. 1, 2009	Third Quarter Ended Oct. 31, 2009	Fourth Quarter Ended Jan. 30, 2010	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Net revenue:
North American retail	$207,560	$227,460	$239,518	$309,365	$983,903	$977,980
Europe	145,698	210,159	168,829	222,556	747,242	718,964
Asia	32,296	29,532	40,527	44,932	147,287	119,878
North American wholesale	33,573	33,213	46,124	39,772	152,682	176,303
Licensing	22,074	22,059	27,814	25,405	97,352	100,265
	$441,201	$522,423	$522,812	$642,030	$2,128,466	$2,093,390

Earnings (loss) from operations:
North American retail	$18,007	$30,208	$33,110	$50,962	$132,287	$93,156
Europe	23,139	52,293	40,801	57,002	173,235	168,630
Asia	2,496	1,564	5,472	6,293	15,825	5,715
North American wholesale	4,926	8,328	12,245	9,667	35,166	39,786
Licensing	19,015	18,672	24,176	24,777	86,640	86,422
Corporate overhead	(19,549)	(19,951)	(16,830)	(28,007)	(84,337)	(64,922)
	$48,034	$91,114	$98,974	$120,694	$358,816	$328,787

(8)           Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	Oct. 30, 2010	Jan. 30, 2010
European capital lease, maturing quarterly through 2016	$14,624	$15,756
Other	589	738
	15,213	16,494
Less current installments	2,264	2,357
Long-term capital lease obligations	$12,949	$14,137

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At October 30, 2010, the capital lease obligation was $14.6 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of October 30, 2010 was approximately $1.0 million.

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. The Company is in the early stages of discussions with potential lenders and fully expects to have a replacement facility in place prior to the scheduled maturity on September 30, 2011.  The size, rates and other key terms of the replacement facility have yet to be determined. At October 30, 2010, the Company had $11.4 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $221.6 million, limited primarily by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at October 30, 2010, the Company could have borrowed up to approximately $212.2 million under these agreements. However, the Company’s ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At October 30, 2010, the Company had no outstanding borrowings and $13.8 million in outstanding documentary letters of credit under these credit agreements. The agreements are primarily denominated in euros and provide for annual interest rates ranging from 0.8% to 3.1%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $20.9 million that has a minimum net equity requirement, there are no other financial ratio covenants.

From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

(9)           Share-Based Compensation

The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and nine months ended October 30, 2010 and October 31, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 30, 2010	Oct. 31, 2009	Oct. 30, 2010	Oct. 31, 2009
Stock options	$2,200	$2,140	$6,010	$5,763
Nonvested stock awards/units	5,428	4,214	16,410	13,377
Employee Stock Purchase Plan	69	57	302	307
Total share-based compensation expense	$7,697	$6,411	$22,722	$19,447

Unrecognized compensation cost related to nonvested stock options and nonvested stock awards/units totaled approximately $13.0 million and $32.5 million, respectively, as of October 30, 2010.  This unrecognized expense assumes the performance-based equity awards vest in the future. This cost is expected to be recognized over a weighted-average period of 1.3 years.  The weighted average fair values of stock options granted during the nine months ended October 30, 2010 and October 31, 2009 were $14.39 and $8.94, respectively.

On April 29, 2010, the Company made an annual grant of 237,400 stock options and 230,300 nonvested stock awards/units to its employees. On April 14, 2009, the Company made an annual grant of 1,105,400 stock options and 106,400 nonvested awards/units to its employees.

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

Leases

The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect at October 30, 2010 with expiration dates ranging from 2011 to 2020. The lease with respect to the Company’s corporate headquarters in Los Angeles, California, was amended in August 2010 to extend the term for an additional two years, to 2020. All other terms of the existing corporate headquarters lease remain in full force and effect. In September 2010, the Company, through a French subsidiary, entered into a lease for a new showroom and office space located in Paris, France with an entity that is owned in part by an affiliate of the Marciano Trusts. The new lease will allow the Company, which currently occupies two separate corporate locations in Paris, to consolidate its locations into a single improved and larger space. The Company expects to take possession of the new Paris facility during the first half of fiscal 2012, at which time lease payments and a nine year lease term will commence. The Paris lease provides for annual rent in the amount of $0.9 million for the first year (with subsequent annual rent adjustments based on a specified price index) and includes a Company option for early termination at the end of the sixth year.

Aggregate rent expense under these related party leases for the nine months ended October 30, 2010 and October 31, 2009 was $3.1 million and $2.9 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements

The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered and may from time to time continue to charter aircraft owned by MPM Financial at a discount from the third party management companies’ preferred customer hourly charter rates. The total fees paid under these arrangements for the nine months ended October 30, 2010 and October 31, 2009 were approximately $0.7 million and $0.5 million, respectively.

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

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of October 30, 2010 related to any of the Company’s legal proceedings.

(12)         Supplemental Executive Retirement Plan

The components of net periodic pension cost for the three and nine months ended October 30, 2010 and October 31, 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 30, 2010	Oct. 31, 2009	Oct. 30, 2010	Oct. 31, 2009
Service cost	$69	$53	$207	$159
Interest cost	557	513	1,673	1,539
Net amortization of unrecognized prior service cost	186	436	808	1,308
Net amortization of actuarial losses	140	—	420	—
Curtailment expense	—	—	5,819	—
Net periodic defined benefit pension cost	$952	$1,002	$8,927	$3,006

As a non-qualified pension plan, no funding of the SERP is required; however, the Company has and expects to continue to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The cash surrender values of the insurance policies were $28.7 million and $22.1 million as of October 30, 2010 and January 30, 2010, respectively, and were included in other assets. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. As a result of the change in value of the insurance policy investments, the Company recorded gains of $1.5 million and $2.2 million in other income and expense during the three and nine months ended October 30, 2010, respectively, and gains of $0.7 million and $2.9 million during the three and nine months ended October 31, 2009, respectively.

During the nine months ended October 30, 2010, the Company recorded a pension plan curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Carlos Alberini, the Company’s former President and Chief Operating Officer. Mr. Alberini’s departure resulted in a significant reduction in the total expected remaining years of future service of all participants combined, resulting in the pension curtailment.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 30, 2010 and January 30, 2010 (in thousands):

	Fair Value Measurements at Oct. 30, 2010				Fair Value Measurements at Jan. 30, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange forward contracts	$—	$3,220	$—	$3,220	$—	$8,075	$—	$8,075
Securities available for sale	3,121	—	—	3,121	399	—	—	399
Total	$3,121	$3,220	$—	$6,341	$399	$8,075	$—	$8,474
Liabilities:
Foreign exchange forward contracts	$—	$10,649	$—	$10,649	$—	$922	$—	$922
Interest rate swaps	—	1,261	—	1,261	—	1,231	—	1,231
Deferred compensation obligations	—	8,715	—	8,715	—	6,677	—	6,677
Total	$—	$20,625	$—	$20,625	$—	$8,830	$—	$8,830

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

Long-term investments are recorded at fair value and consist of certain marketable equity securities of $3.1 million and $0.4 million at October 30, 2010 and January 30, 2010, respectively, and are included in other assets in the accompanying condensed consolidated balance sheets. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income. The accumulated unrealized gains (losses), net of taxes, included in accumulated other comprehensive income relating to marketable equity securities owned by the Company at October 30, 2010 and January 30, 2010, were $0.1 million and ($0.1) million, respectively.

The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At October 30, 2010, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.

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

The Company’s objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British pounds or Swiss francs and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound intercompany liabilities. In addition, certain sales and operating expenses are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts to manage exchange risk on certain of these anticipated foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of October 30, 2010, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.

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

Summary of Derivative Instruments

The fair value of derivative instruments in the condensed consolidated balance sheet as of October 30, 2010 and January 30, 2010 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Oct. 30, 2010	Fair Value at Jan. 30, 2010
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	$1,026	$3,351

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	2,194	4,724

Total		$3,220	$8,075

LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	$4,929	$116

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	5,720	806
Interest rate swaps	Long-term liabilities	1,261	1,231
Total derivatives not designated as hedging instruments		6,981	2,037

Total		$11,910	$2,153

Forward Contracts Designated as Cash Flow Hedges

During the nine months ended October 30, 2010, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$87.4 million and US$63.7 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges.  As of October 30, 2010, the Company had forward contracts outstanding for its European and Canadian operations of US$90.7 million and US$55.8 million, respectively, which are expected to mature over the next 14 months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in other comprehensive income (“OCI”) and net earnings for the three and nine months ended October 30, 2010 and October 31, 2009 (in thousands):

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss)	Gain/(Loss) Reclassified from Accumulated OCI into Income/(Loss)
	Three Months Ended Oct. 30, 2010	Three Months Ended Oct. 31, 2009	Reclassified from Accumulated OCI into Income (1)	Three Months Ended Oct. 30, 2010	Three Months Ended Oct. 31, 2009
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$(3,570)	$120	Cost of product sales	$3,475	$1,394

Foreign exchange currency contracts	$—	$58	SG&A expenses	$—	$75

Foreign exchange currency contracts	$(41)	$(206)	Other income/expense	$258	$(66)

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss)	Gain/(Loss) Reclassified from Accumulated OCI into Income/(Loss)
	Nine Months Ended Oct. 30, 2010	Nine Months Ended Oct. 31, 2009	Reclassified from Accumulated OCI into Income (1)	Nine Months Ended Oct. 30, 2010	Nine Months Ended Oct. 31, 2009
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$(2,563)	$(5,501)	Cost of product sales	$2,795	$6,748

Foreign exchange currency contracts	$—	$(198)	SG&A expenses	$—	$284

Foreign exchange currency contracts	$636	$(301)	Other income/expense	$1,240	$(80)

(1) The ineffective portion was immaterial during the three and nine months ended October 30, 2010 and October 31, 2009 and was recorded in net earnings and included in other income/expense.

As of October 30, 2010, accumulated other comprehensive income included a net unrealized loss of approximately US$3.6 million, net of tax, of which US$3.8 million will be recognized in other expense or cost of product sales over the following 12 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 30, 2010	Oct. 31, 2009	Oct. 30, 2010	Oct. 31, 2009
Beginning balance gain (loss)	$2,902	$(174)	$1,845	$8,763
Net gains (losses) from changes in cash flow hedges	(3,178)	(140)	(1,623)	(4,813)
Net losses (gains) reclassified to income	(3,321)	(1,142)	(3,819)	(5,406)
Ending balance gain (loss)	$(3,597)	$(1,456)	$(3,597)	$(1,456)

As of January 30, 2010, the Company had forward contracts outstanding for its European and Canadian operations of US$62.4 million and US$27.7 million, respectively.

Forward Contracts Not Designated as Cash Flow Hedges

As of October 30, 2010, the Company had Canadian dollar foreign currency contracts to purchase US$47.9 million expected to mature over the next 11 months, euro foreign currency contracts to purchase US$128.4 million expected to mature over the next 11 months,

Swiss franc foreign currency contracts to purchase US$34.4 million expected to mature over the next 14 months and GBP12.3 million of foreign currency contracts to purchase euros expected to mature over the next 2 months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as cash flow hedges in other income and expense for the three and nine months ended October 30, 2010 and October 31, 2009 (in thousands):

	Location of	Gain/(Loss) Recognized in Income		Gain/(Loss) Recognized in Income
	Gain/(Loss) Recognized in Income	Three Months Ended Oct. 30, 2010	Three Months Ended Oct. 31, 2009	Nine Months Ended Oct. 30, 2010	Nine Months Ended Oct. 31, 2009
Derivatives not designated as hedging instruments:

Foreign exchange currency contracts	Other income/expense	$(3,938)	$(3,059)	$(102)	$(16,015)

Interest rate swaps	Other income/expense	$130	$(144)	$(37)	$(515)

As of January 30, 2010, the Company had Canadian dollar foreign currency contracts to purchase US$22.3 million, euro foreign currency contracts to purchase US$117.6 million and GBP14.0 million of foreign currency contracts to purchase euros.

(15)         Subsequent Events

On November 23, 2010, the Company announced a special cash dividend of $2.00 per share on the Company’s common stock, which is estimated to total approximately $184 million, and a regular quarterly cash dividend of $0.20 per share. The combined cash dividends will be paid on December 23, 2010 to stockholders of record as of the close of business on December 8, 2010.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth and international expansion, e-commerce, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations, raw material cost pressures, consumer confidence and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2010 and in our other filings made from time to time with the Securities and Exchange Commission (“SEC”) after the date of this report.

Business Segments

In the first quarter of fiscal 2011, the Company revised its segment reporting whereby the North American wholesale and Asia segments are now separate segments for reporting purposes. The Company’s businesses are now grouped into five reportable segments for management and internal financial reporting purposes:  North American retail, Europe, Asia, North American wholesale and licensing. Management evaluates segment performance based primarily on revenues and earnings from operations. The Company believes this segment reporting better reflects how its five business segments are managed and each segment’s performance is evaluated.  The North American retail segment includes the Company’s retail operations in North America. The Europe segment includes the Company’s wholesale and retail operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale and retail operations in Asia. The North American wholesale segment includes the Company’s wholesale operations in North America. The licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

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

Products

We derive our net revenue from the sale of GUESS?, GUESS by MARCIANO and G by GUESS men’s and women’s apparel, and our licensees’ accessories products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line sites. We also derive royalty revenues from worldwide licensing activities.

Recent Global Economic Developments

Economic conditions remain uncertain in many markets around the world and consumer behavior remains cautious. In North America in particular, the relatively weaker levels of consumer confidence and the highly promotional conditions among retailers may persist for some time. These conditions could affect both our growth and our profitability.

We also continue to experience significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During the first quarter of fiscal 2011, the average U.S. dollar rate weakened against these currencies versus the average rate in the comparable prior-year period. However, during the second and third quarters of fiscal 2011, the average U.S. dollar rate was stronger against the euro while weaker against the Canadian dollar and Korean won versus the comparable prior-year periods. This had an overall negative impact on the translation of our international revenues and earnings for the three and nine months ended October 30, 2010.

In addition, some of our transactions that occur in Europe, Canada and South Korea are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when converted to their functional currencies. These transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound intercompany liabilities and certain sales and operating expenses denominated in Swiss francs. Fluctuations in exchange rates can impact the profitability of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. The Company enters into derivative financial instruments to manage exchange risk on certain foreign currency transactions. However, the Company does not hedge all transactions denominated in foreign currency.

Long-Term Growth Strategy

Despite the economic conditions described above, our key long-term strategies remain unchanged. Global expansion continues to be the cornerstone of our growth strategy. Our combined revenues outside of the U.S. and Canada represented approximately 48% of the total Company’s revenues for the nine months ended October 30, 2010, compared to 21% at the end of 2005. We expect this trend to continue as we expand in both Europe and Asia. Expanding our retail business across the globe is another important part of our growth strategy. We see opportunities to increase the number of GUESS? branded retail stores in Europe, as we expand outside of Italy, and also in North America, where we see opportunities particularly with our newer store concepts. We will continue to regularly evaluate and implement initiatives that we believe will build brand equity, grow our business and enhance profitability.

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

In Europe, we will continue to focus on growing our business in the countries where our brand is well known but under-penetrated. The Company is planning to increase the number of directly operated GUESS? retail stores in Europe. We recently opened flagship stores in Knightsbridge, London and Paseo di Gracia, Barcelona and we have expanded our existing flagship store in Milan, Italy. Together with our licensee partners, we plan to continue our international expansion in Europe by opening a total of 126 retail stores in fiscal 2011.

We see significant market opportunities in Asia and we are dedicating capital and human resources to support the region’s growth and development. We have opened flagship stores in key cities such as Seoul, Shanghai, Hong Kong, Macau and Beijing and have partnered with licensees to develop our business in the second tier cities in this region. We and our partners plan to open a total of 44 retail stores across all concepts in Asia during fiscal 2011.

The Company’s capital expenditures for the full fiscal year 2011 are planned at approximately $145 million (before deducting estimated lease incentives of approximately $15 million), which includes key money investments for new European stores. The planned capital expenditures are primarily for expansion of our retail businesses in Europe and North America, store remodeling programs, investments in information systems, expansion of our Asia business and other infrastructure investments.

Other

The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and nine months ended October 30, 2010 had the same number of days as the three and nine months ended October 31, 2009.

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

Executive Summary

The Company

Net earnings attributable to Guess?, Inc. was $69.1 million, or diluted earnings of $0.75 per common share, for the quarter ended October 30, 2010, compared to net earnings attributable to Guess?, Inc. of $64.1 million, or diluted earnings of $0.69 per common share, for the quarter ended October 31, 2009.

Total net revenue increased 17.4% to $613.9 million for the quarter ended October 30, 2010, from $522.8 million in the same prior-year period. Revenues increased in all our segments, with the largest growth rate coming from our Asia and Europe segments, which together represented two-thirds of the total revenue increase. In constant U.S. dollars, revenues increased by 20.6% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue for the quarter ended October 30, 2010 by $16.6 million.

Gross margin (gross profit as a percentage of total net revenues) declined 190 basis points to 43.4% for the quarter ended October 30, 2010, compared to 45.3% in the same prior-year period. The negative impact of the stronger U.S. dollar on product purchases and higher markdowns in our Europe and North American retail segments were the main factors contributing to the lower gross margin.

Selling, general and administrative (“SG&A”) expenses increased 25.9% to $173.7 million for the quarter ended October 30, 2010, compared to $137.9 million in the same prior-year period. The increase was driven by higher store selling and infrastructure costs to support our global retail expansion, store impairment charges in our North American retail and Europe segments and higher performance-based compensation costs. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A compared to the same prior-year period. SG&A expense as a percentage of revenues (“SG&A rate”) increased by 190 basis points to 28.3% for the quarter ended October 30, 2010, compared to the same prior-year period.

Earnings from operations decreased 6.3% to $92.7 million for the quarter ended October 30, 2010, compared to $99.0 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $3.7 million. Operating margin declined 380 basis points to 15.1% for the quarter ended October 30, 2010, compared to 18.9% for the same prior-year period as a result of the lower gross margin and higher SG&A rate.

Other income, net, (including interest income and expense) totaled $6.2 million for the quarter ended October 30, 2010, compared to other expense, net, of $1.8 million in the same prior-year period. The net gain for the quarter ended October 30, 2010 included net mark-to-market gains on insurance policy investments and net mark-to-market gains from the revaluation of foreign currency transactions. Other expense, net, for the quarter ended October 31, 2009 primarily consisted of charges related to net mark-to-market losses from the revaluation of foreign currency transactions, partially offset by mark-to-market gains on our insurance policy investments.

Our effective income tax rate decreased to 29.1% for the quarter ended October 30, 2010, compared to 33.0% for the same prior-year period, primarily due to a higher estimated proportion of annual earnings in lower tax jurisdictions and certain state tax refund claims submitted during the current year.

The Company had $469.0 million in cash and cash equivalents as of October 30, 2010, up $124.1 million, compared to $344.9 million as of October 31, 2009. In December 2010, the Company will be funding a special dividend of approximately $184 million. Total debt as of October 30, 2010, primarily related to our capital lease in Europe, was $15.2 million, down $2.8 million from $18.0 million as of October 31, 2009. Accounts receivable increased by $60.0 million, or 19.2%, to $372.2 million at October 30, 2010, compared to $312.2 million at October 31, 2009. The accounts receivable balance at October 30, 2010 included a negative translation impact of approximately $13.7 million due to currency fluctuations compared to the prior-year quarter end. Inventory increased by $76.6 million, or 28.4%, to $346.0 million as of October 30, 2010, compared to $269.4 million as of October 31, 2009. The increase in inventory primarily supports the expansion of our European business, including a significant increase in our retail store base and planned earlier deliveries, as well as growth in our North American businesses.

North American Retail

Our North American retail segment, comprising North American full-priced retail stores, factory outlet stores and e-commerce, generated net sales of $253.7 million during the quarter ended October 30, 2010, an increase of $14.2 million, or 5.9%, from $239.5 million in the same prior-year period. The increase was primarily due to a larger store base and positive comparable store sales of 1.5% (0.6% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores). North American retail earnings from operations decreased by $13.8 million, or 41.6%, to $19.3 million for the quarter ended October 30, 2010, compared to $33.1 million in the same prior-year period. Operating margin declined 620 basis points to 7.6% for the quarter ended October 30, 2010, compared to 13.8% for the same prior-year period, primarily due to our new store openings, which negatively impacted both the occupancy and SG&A rates, store impairment charges and higher product markdowns.

In the quarter, we opened 27 new stores in the U.S. and Canada and closed 2 stores. At October 30, 2010, we operated 473 stores in the U.S. and Canada, comprised of 195 full-priced GUESS? retail stores, 117 GUESS? factory outlet stores, 59 GUESS? Accessories stores, 52 GUESS by MARCIANO stores and 50 G by GUESS stores. This compares to 433 stores as of October 31, 2009.

Europe

In Europe, revenue increased by $47.4 million, or 28.0%, to $216.2 million for the quarter ended October 30, 2010, compared to $168.8 million in the same prior-year period. All of our European businesses contributed to this growth, led by our new jewelry business. We expanded our base of directly operated stores and our existing stores generated positive comparable store sales. Our existing wholesale business also grew in the quarter. The increase was partially offset by the unfavorable translation impact on revenues caused by changes in foreign currency exchange rates. At October 30, 2010, we directly operated 131 stores in Europe compared to 77 stores at October 31, 2009, excluding concessions. Earnings from operations from our Europe segment increased by $1.8 million, or 4.3%, to $42.6 million for the quarter ended October 30, 2010, compared to $40.8 million in the same prior-year period. Operating margin declined 450 basis points to 19.7% for the quarter ended October 30, 2010, compared to 24.2% for the same prior-year period due primarily to lower product margins and a higher occupancy rate, partially offset by a lower SG&A rate. Product margins were adversely affected by the higher cost of products purchased in U.S. dollars due to the stronger average U.S. dollar rate versus the euro while the occupancy rate increased due to our retail store expansion.  Although SG&A expenses increased in local currency, our SG&A rate improved. The higher expenses primarily relate to additional infrastructure and higher store selling, given our expanding retail store base.

Asia

In Asia, revenue increased by $14.3 million, or 35.1%, to $54.8 million for the quarter ended October 30, 2010, compared to $40.5 million in the same prior-year period. All of our Asia businesses contributed to this growth, with a greater number of doors compared to the same prior-year period and stronger performance in existing doors. We continue to see growth in the second tier cities, as well as first tier cities, as we develop our business in the Greater China region. Our sales in Greater China also included earlier shipments to our licensees compared to the same period a year ago. Earnings from operations from our Asia segment increased by $2.8 million, or 51.5%, to $8.3 million for the quarter ended October 30, 2010, compared to $5.5 million in the same prior-year period. Operating margin increased 160 basis points to 15.1% for the quarter ended October 30, 2010, compared to 13.5% for the same prior-year period driven by the leveraging of SG&A expenses as we continue to grow sales in the region.

North American Wholesale

Our North American wholesale segment revenue increased by $10.2 million, or 22.0%, to $56.3 million for the quarter ended October 30, 2010, from $46.1 million in the same prior-year period. Revenues increased in all our businesses, led by the U.S. wholesale business, which included a favorable shift of orders delivered in the third quarter that normally would have occurred during the fourth quarter, partially offset by a shift of orders into the second quarter from the third quarter. North American wholesale earnings from operations increased by $4.5 million, or 36.4%, to $16.7 million for the quarter ended October 30, 2010, compared to $12.2 million in the same prior-year period. Operating margin improved 320 basis points to 29.7% for the quarter ended October 30, 2010, compared to 26.5% for same prior-year period, driven by improved product margins in all our businesses and the leveraging of SG&A expenses.

Licensing

Our licensing royalty revenue increased by $5.2 million, or 18.6%, to $33.0 million compared to $27.8 million in the same prior-year period, driven by royalties from higher sales in our watches, handbags, footwear and eyewear categories, partially offset by the loss of royalties as a result of the direct operation of our international jewelry business since January 2010. Earnings from operations increased by $6.7 million, or 28.0%, to $30.9 million for the quarter ended October 30, 2010, compared to $24.2 million in the same prior-year period.

Corporate Overhead

Corporate overhead expenses increased by $8.3 million, or 49.2%, to $25.1 million for the quarter ended October 30, 2010, from $16.8 million in the same prior-year period.  The increase was driven by higher performance-based compensation costs and higher professional fees.

Global Store Count

In the third quarter of fiscal 2011, together with our partners, we opened 84 new stores worldwide, consisting of 41 stores in Europe and the Middle East, 27 stores in the U.S. and Canada, 15 stores in Asia and 1 store in Central and South America. Together with our partners, we closed 23 stores worldwide, consisting of 11 stores in Asia, 10 stores in Europe and the Middle East and 2 stores in the U.S. and Canada.

We ended the third quarter of fiscal 2011 with 1,353 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	473	473	—

Europe and the Middle East	472	131	341

Asia	351	27	324

Other	57	14	43

Total	1,353	645	708

This store count does not include 254 concessions located primarily in South Korea and Greater China because of their smaller store size in relation to our standard international store size. Of the total 1,353 stores, 946 were GUESS? stores, 254 were GUESS? Accessories stores, 98 were GUESS by MARCIANO stores and 55 were G by GUESS stores.

RESULTS OF OPERATIONS

Three months ended October 30, 2010 and October 31, 2009

NET REVENUE. Net revenue increased by $91.1 million, or 17.4%, to $613.9 million for the quarter ended October 30, 2010, from $522.8 million for the quarter ended October 31, 2009.  All of our segments contributed to this growth, led by our international businesses. In constant U.S. dollars, revenues increased by 20.6% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $16.6 million compared to the same prior-year period.

Net revenue from our North American retail operations increased by $14.2 million, or 5.9%, to $253.7 million for the quarter ended October 30, 2010, from $239.5 million in the same prior-year period. This increase was primarily due to a larger store base and positive comparable store sales of 1.5% (0.6% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores). Overall, currency translation fluctuations relating to our non-U.S. retail stores favorably impacted net revenue in our retail segment by $2.4 million.  The store base increased by an average of 30 net additional stores during the quarter ended October 30, 2010 compared to the prior-year quarter, resulting in a net 5.4% increase in average square footage.

Net revenue from our Europe operations increased by $47.4 million, or 28.0%, to $216.2 million for the quarter ended October 30, 2010, from $168.8 million in the same prior-year period. All of our European businesses contributed to this growth, led by our new jewelry business. We expanded our base of directly operated stores and our existing stores generated positive comparable store sales. Our existing wholesale business also grew in the quarter. The increase was partially offset by the unfavorable translation impact on revenues caused by changes in foreign currency exchange rates. At October 30, 2010, we directly operated 131 stores in Europe compared to 77 stores at October 31, 2009, excluding concessions. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue in our Europe segment by $21.3 million.

Net revenue from our Asia operations increased by $14.3 million, or 35.1%, to $54.8 million for the quarter ended October 30, 2010, from $40.5 million in the same prior-year period. All of our Asia businesses contributed to this growth, with a greater number of doors compared to the same prior-year period and stronger performance in existing doors. Currency translation fluctuations relating to our South Korea operations favorably impacted net revenue in our Asia segment by $1.5 million.

Net revenue from our North American wholesale operations increased by $10.2 million, or 22.0%, to $56.3 million for the quarter ended October 30, 2010, from $46.1 million in the same prior-year period. The increase was driven by higher sales in all our wholesale businesses, led by the U.S. wholesale business, which included a favorable shift of orders delivered in the third quarter that normally would have occurred during the fourth quarter, partially offset by a shift of orders into the second quarter from the third quarter. At October 30, 2010, our products were sold in approximately 1,067 major doors in the U.S. and Canada compared to approximately 1,094 major doors at October 31, 2009. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue in our North American wholesale segment by $0.8 million.

Net royalty revenue from licensing operations increased by $5.2 million, or 18.6%, to $33.0 million for the quarter ended October 30, 2010, from $27.8 million in the same prior-year period, driven by royalties on higher sales in the watches, handbag, footwear and eyewear categories, partially offset by the loss of royalties as a result of the direct operation of our international jewelry business since January 2010.

GROSS PROFIT. Gross profit increased by $29.5 million, or 12.5%, to $266.4 million for the quarter ended October 30, 2010, from $236.9 million in the same prior-year period due to the growth in revenue, partially offset by higher occupancy costs and lower overall product margins. All the segments contributed to our gross profit growth except for our North American retail segment, which was unfavorably impacted by the additional occupancy costs for our new store openings during the quarter and higher markdowns.

Gross margin declined 190 basis points to 43.4% for the quarter ended October 30, 2010, from 45.3% for the same prior-year period, driven by lower overall product margins. The negative impact of the strengthening U.S. dollar on product purchases and higher markdowns in our Europe and North American retail segments were the main factors contributing to the lower gross margin.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in SG&A expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $35.8 million, or 25.9%, to $173.7 million for the quarter ended October 30, 2010, from $137.9 million in the same prior-year period. The increase was driven by higher store selling and infrastructure costs to support our global retail expansion, store impairment charges in our North American retail and Europe segments and higher performance-based compensation costs. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A compared to the same prior-year period. The Company’s SG&A rate increased by 190 basis points to 28.3% for the quarter ended October 30, 2010, compared to the same prior-year period.

EARNINGS FROM OPERATIONS.  Earnings from operations decreased by $6.3 million, or 6.3%, to $92.7 million for the quarter ended October 30, 2010, from $99.0 million in the same prior-year period.  The decrease in earnings from operations primarily resulted from the following:

•                  Earnings from operations for the North American retail segment decreased by $13.8 million to $19.3 million for the quarter ended October 30, 2010, compared to $33.1 million in the same prior-year period. The decrease in earnings from operations was primarily driven by higher SG&A expenses and occupancy costs mainly due to our new store openings and lower product margins due to higher markdowns, which more than offset the benefit from the growth in sales. The higher SG&A expenses were primarily due to store selling expenses and investments in infrastructure, given the larger retail store base, and store impairment charges. Currency translation fluctuations relating to our non-U.S. retail stores favorably impacted earnings from operations by $0.3 million.

•                  Earnings from operations for the Europe segment increased by $1.8 million to $42.6 million for the quarter ended October 30, 2010, compared to $40.8 million in the same prior-year period. This increase was primarily due to higher sales partially offset by the unfavorable impact of currency fluctuations on product margins, higher SG&A expenses and an increase in our occupancy costs mainly due to our new store openings. Currency translation fluctuations relating to our Europe segment unfavorably impacted earnings from operations by $4.5 million.

•                  Earnings from operations for the Asia segment increased by $2.8 million to $8.3 million for the quarter ended October 30, 2010, compared to $5.5 million in the same prior-year period. The increase was driven by growth in all of our businesses in the region, partially offset by higher SG&A expenses to support that growth. Currency translation fluctuations relating to our South Korea business favorably impacted earnings from operations by $0.3 million.

•                 Earnings from operations for the North American wholesale segment increased by $4.5 million to $16.7 million for the quarter ended October 30, 2010, compared to $12.2 million in the same prior-year period. The increase in earnings was primarily driven by higher sales and improved product margins on those sales. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted earnings from operations by $0.3 million.

•                  Earnings from operations for the licensing segment increased by $6.7 million to $30.9 million for the quarter ended October 30, 2010, compared to $24.2 million in the same prior-year period, driven by increased royalties due to higher licensed product sales, partially offset by the loss of royalties as a result of the direct operation of our international jewelry business since January 2010.

•                  Unallocated corporate overhead increased by $8.3 million to $25.1 million for the quarter ended October 30, 2010, compared to $16.8 million for the quarter ended October 31, 2009 due primarily to higher performance-based compensation costs.

Operating margin declined 380 basis points to 15.1% for the quarter ended October 30, 2010, compared to 18.9% for the same prior-year period as a result of the lower gross margin and higher SG&A rate.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense decreased to $0.3 million for the quarter ended October 30, 2010, compared to $0.8 for the quarter ended October 31, 2009. At October 30, 2010, total debt, primarily related to our capital lease in Europe was $15.2 million, compared to $18.0 million at October 31, 2009. The average debt balance for the quarter ended October 30, 2010 was $14.5 million, versus an average debt balance of $22.1 million for the quarter ended October 31, 2009. Interest income increased to $0.6 million for the quarter ended October 30, 2010, compared to $0.3 million for the quarter ended October 31, 2009.

OTHER INCOME, NET. Other income, net, was $5.9 million for the quarter ended October 30, 2010, compared to other expense, net, of $1.3 million in the same prior-year period. Other income, net, for the quarter ended October 30, 2010, included net mark-to-market gains on insurance policy investments and net mark-to-market gains from the revaluation of foreign currency transactions. Other expense, net, for the quarter ended October 31, 2009, primarily consisted of charges related to net mark-to-market losses on the revaluation of foreign currency transactions, partially offset by mark-to-market gains on our insurance policy investments.

INCOME TAXES.  Income tax expense for the quarter ended October 30, 2010 was $28.8 million, or a 29.1% effective tax rate, compared to income tax expense of $32.1 million, or a 33.0% effective tax rate, for the same prior-year period.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The lower tax rate in the current quarter was due to a higher estimated proportion of annual earnings in lower tax jurisdictions and certain state tax refund claims submitted during the current year.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the quarter ended October 30, 2010 remained consistent at $1.0 million, net of taxes, compared to the same prior-year period.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. increased to $69.1 million for the quarter ended October 30, 2010, from $64.1 million in the same prior-year period. Diluted earnings per share increased to $0.75 per share for the quarter ended October 30, 2010, compared to $0.69 per share for the quarter ended October 31, 2009.

Nine months ended October 30, 2010 and October 31, 2009

NET REVENUE. Net revenue for the nine months ended October 30, 2010 increased by $244.0 million, or 16.4%, to $1,730.4 million, from $1,486.4 million in the same prior-year period. All of our segments contributed to this growth with our Europe and Asia segments delivering the majority of the total revenue growth as we continue to expand our international operations.  In constant U.S. dollars, revenues grew by 17.0% as currency fluctuations relating to our foreign operations unfavorably impacted net revenue for the nine months ended October 30, 2010.

Net revenue from our North American retail operations increased by $56.8 million, or 8.4%, to $731.3 million for the nine months ended October 30, 2010, from $674.5 million in the same prior-year period. This increase was primarily due to positive comparable store sales of 4.7% (2.6% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores). Overall, currency translation fluctuations relating to our non-U.S. retail stores favorably impacted net revenue in our retail segment by $15.7 million.  In addition, the expansion of our store base also contributed to the growth in revenues with an average of 15 net additional stores during the nine months ended October 30, 2010 compared to the same prior-year period, resulting in a net 3.1% increase in average square footage.

Net revenue from our Europe operations increased by $100.8 million, or 19.2%, to $625.5 million for the nine months ended October 30, 2010, from $524.7 million in the same prior-year period. All of our European businesses contributed to this growth, led by our new jewelry business. We expanded our base of directly operated stores and our existing stores generated positive comparable store sales. In addition, our existing wholesale business continued to grow. At October 30, 2010, we directly operated 131 stores in

Europe compared to 77 stores at October 31, 2009, excluding concessions. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue in our Europe segment by $36.9 million.

Net revenue from our Asia operations increased by $43.1 million, or 42.2%, to $145.5 million for the nine months ended October 30, 2010, from $102.4 million in the same prior-year period. We continued to grow our Asia business, where we, along with our partners, opened 34 stores and 60 concessions during the nine months ended October 30, 2010. Our South Korea business continued to drive the growth in this region with a greater number of doors compared to the same prior-year period and stronger existing door performance. Our Greater China business also increased revenues as we continue to develop our business in this region in both the first and second tier cities. Currency translation fluctuations relating to our South Korea operations favorably impacted net revenue in our Asia segment by $9.0 million.

Net revenue from our North American wholesale operations increased by $30.4 million, or 26.9%, to $143.3 million for the nine months ended October 30, 2010, from $112.9 million in the same prior-year period. The increase was driven by higher sales in all our businesses with the largest dollar increase coming from our U.S. wholesale business, which included a favorable shift of orders delivered in the third quarter that normally would have occurred during the fourth quarter. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue in our North American wholesale segment by $4.2 million.

Net royalty revenue from licensing operations increased by $12.9 million, or 17.9%, to $84.8 million for the nine months ended October 30, 2010, from $71.9 million in the same prior-year period, driven by royalties on higher sales in the watches, handbag, footwear and eyewear categories, partially offset by the loss of royalties as a result of the direct operation of our international jewelry business since January 2010.

GROSS PROFIT. Gross profit increased by $107.7 million, or 16.7%, to $753.9 million for the nine months ended October 30, 2010, from $646.2 million in the same prior-year period. While all the segments contributed to the growth, the largest increase in gross profit came from our Europe segment.

Gross margin increased slightly by 10 basis points to 43.6% for the nine months ended October 30, 2010, from 43.5% for the same prior-year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $79.7 million, or 19.5%, to $487.7 million for the nine months ended October 30, 2010, from $408.0 million in the same prior-year period. The increase was driven by higher store selling and infrastructure costs to support our global retail expansion, higher marketing investments to enhance our brand’s awareness around the world, higher performance-based compensation costs and store impairment charges in our North American retail and Europe segments. The Company’s SG&A rate increased 80 basis points to 28.3% for the nine months ended October 30, 2010, compared to 27.5% for the same prior-year period.

PENSION CURTAILMENT EXPENSE. During the nine months ended October 30, 2010, the Company recorded a pension plan curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Carlos Alberini, the Company’s former President and Chief Operating Officer. Mr. Alberini’s departure resulted in a significant reduction in the total expected remaining years of future service of all participants combined, resulting in the pension curtailment.

EARNINGS FROM OPERATIONS. Earnings from operations increased by $22.2 million, or 9.3%, to $260.3 million for the nine months ended October 30, 2010, from $238.1 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $2.7 million compared to the same prior-year period.  The increase in earnings from operations primarily resulted from the following:

•                 Earnings from operations for the North American retail segment decreased by $11.3 million to $70.0 million for the nine months ended October 30, 2010, compared to $81.3 million in the same prior-year period. The decrease in earnings from operations was primarily due to higher store selling costs to support our retail store expansion, store impairment charges, investments in infrastructure, higher marketing costs and the impact of higher markdowns on product margins, partially offset by the favorable impact to earnings from the higher sales. Currency translation fluctuations relating to our non-U.S. retail stores favorably impacted earnings from operations by $2.4 million.

•                  Earnings from operations for the Europe segment increased by $11.2 million to $127.4 million for the nine months ended October 30, 2010, compared to $116.2 million in the same prior-year period. The increase was driven by higher sales from our new jewelry business, as well as sales growth from our directly operated retail stores and existing wholesale business. This increase was partially offset by higher occupancy costs and SG&A spending relating to infrastructure investments to support our retail expansion. Currency translation fluctuations relating to our Europe segment unfavorably impacted earnings from operations by $7.9 million.

•                  Earnings from operations for the Asia segment increased by $11.6 million to $21.1 million for the nine months ended October 30, 2010, compared to $9.5 million in the same prior-year period. The increase resulted from higher gross profit in South Korea and Greater China due to sales growth in these regions and improved product margins.  This increase was partially offset by higher occupancy and SG&A expenses to support our growth in the regions. Currency translation fluctuations relating to our South Korea business favorably impacted earnings from operations by $1.5 million.

•                  Earnings from operations for the North American wholesale segment increased by $12.1 million to $37.6 million for the nine months ended October 30, 2010, compared to $25.5 million in the same prior-year period. The increase in earnings from operations was mainly due to sales growth and higher product margins in all of our businesses. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted earnings from operations by $1.3 million.

•                  Earnings from operations for the licensing segment increased by $14.6 million to $76.5 million for the nine months ended October 30, 2010, compared to $61.9 million in the same prior-year period, driven by increased royalties due to higher licensed product sales, partially offset by the loss of royalties as a result of the direct operation of our international jewelry business since January 2010.

•                  Unallocated corporate overhead increased by $16.0 million to $72.3 million for the nine months ended October 30, 2010, compared to $56.3 million in the same prior-year period. The increase was primarily driven by the pension curtailment expense and higher performance-based compensation costs.

Operating margin decreased 100 basis points to 15.0% for the nine months ended October 30, 2010, compared to 16.0% for the same prior-year period. The operating margin decrease was primarily due to the higher SG&A expenses to support our global expansion, higher marketing expenses, the pension curtailment expense, higher performance-based compensation costs and store impairment charges.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense decreased to $0.8 million for the nine months ended October 30, 2010, compared to $1.7 million in the same prior-year period. At October 30, 2010, total debt, primarily related to our capital lease in Europe was $15.2 million, compared to $18.0 million at October 31, 2009.  The average debt balance for the nine months ended October 30, 2010 was $14.8 million, versus an average debt balance of $49.4 million for the nine months ended October 31, 2009. Interest income increased slightly to $1.6 million for the nine months ended October 30, 2010, compared to $1.5 million for the nine months ended October 31, 2009.

OTHER INCOME, NET. Other income, net, was $9.0 million for the nine months ended October 30, 2010, compared to other expense, net, of $1.4 million in the same prior-year period.  Other income, net, in the nine months ended October 30, 2010, primarily consisted of net unrealized mark-to-market gains on our insurance policy investments and net mark-to-market gains related to the revaluation of foreign currency transactions. Other expense, net, in the nine months ended October 31, 2009, primarily consisted of net mark-to-market losses on the revaluation of foreign currency transactions, partially offset by net mark-to-market unrealized gains on our insurance policy investments.

INCOME TAXES.  Income tax expense for the nine months ended October 30, 2010 was $81.1 million, or a 30.0% effective tax rate, compared to income tax expense of $78.0 million, or a 33.0% effective tax rate, for the same prior-year period.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The lower tax rate in the current nine-month period was due to a higher proportion of earnings in lower tax jurisdictions and certain state tax refund claims submitted during the current period.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the nine months ended October 30, 2010 was $2.9 million, net of taxes, compared to $2.2 million, net of taxes, in the same prior-year period. The increase was primarily due to higher earnings from our Mexico operations.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. increased to $186.2 million for the nine months ended October 30, 2010, from $156.2 million in the same prior-year period. Diluted earnings per share increased to $2.00 per share for the nine months ended October 30, 2010, compared to $1.68 per share for the nine months ended October 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the nine months ended October 30, 2010, the Company relied on trade credit, available cash, real estate leases, and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and quarterly and one-time special dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.” As of October 30, 2010, the Company had cash and cash equivalents of $469.0 million. In December 2010, the Company will be funding a special dividend of approximately $184 million. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in four diversified money market funds. The funds are AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. As of October 30, 2010, we do not have any exposure to auction-rate security investments in these funds. Please see “—Important Notice Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2010 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

The Company has presented below the cash flow performance comparison of the nine months ended October 30, 2010 versus the nine months ended October 31, 2009.

Operating Activities

Net cash provided by operating activities was $134.3 million for the nine months ended October 30, 2010, compared to $168.3 million for the nine months ended October 31, 2009, or a decrease of $34.0 million. The decrease was driven by the unfavorable impact of changes in working capital for the nine month period ended October 30, 2010 versus the same prior-year period, partially offset by higher net earnings of $30.7 million. Working capital used in operations included the impact of higher growth in accounts receivable and inventory primarily in our European operations as we continue to grow these businesses, partially offset by growth in accounts payable and accrued expenses relative to the comparable prior-year period.

At October 30, 2010, the Company had working capital (including cash and cash equivalents) of $849.1 million compared to $781.4 million at January 30, 2010 and $703.9 million at October 31, 2009. The Company’s primary working capital needs are for inventory and accounts receivable. Accounts receivable at October 30, 2010 amounted to $372.2 million, up $60.0 million, compared to $312.2 million at October 31, 2009.  The accounts receivable balance at October 30, 2010 included a negative translation impact of approximately $13.7 million due to currency fluctuations compared to October 31, 2009. Approximately $165.0 million of our receivables, or 44.3% of the $372.2 million in accounts receivable at October 30, 2010, were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at October 30, 2010 amounted to $346.0 million compared to $269.4 million at October 31, 2009. The increase in inventory primarily supports the expansion of our European business, including a significant increase in our retail store base and planned earlier deliveries, as well as growth in our North American businesses.

Investing Activities

Net cash used in investing activities was $85.5 million for the nine months ended October 30, 2010, compared to $66.1 million for the nine months ended October 31, 2009. Cash used in investing activities related primarily to the expansion of our European and North American retail businesses, capital expenditures incurred on existing store remodeling programs in North America and Europe, investments in information systems, expansion of our Asia business, improvements to headquarter buildings and other enhancements.

The increase in cash used in investing activities related primarily to the higher level of spending on new stores and remodeling of existing stores during the nine months ended October 30, 2010 compared to the same prior-year period, partially offset by higher spending on improvements to headquarters in the prior-year period and the favorable settlement of foreign currency forward contracts compared to the same prior-year period. During the nine months ended October 30, 2010, the Company opened 99 owned stores compared to 30 owned stores that were opened in the comparable prior-year period.

Financing Activities

Net cash used in financing activities was $82.9 million for the nine months ended October 30, 2010, compared to $57.8 million for the nine months ended October 31, 2009. The increase in net cash used in financing activities in the current period compared to the prior-year period was primarily due to higher repurchases of shares of the Company’s common stock under the 2008 Share Repurchase Program and higher dividends during the current period, partially offset by repayments of borrowings in the prior-year period.

Dividends

During the first quarter of fiscal 2008, the Company announced a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.20 per common share.

On November 23, 2010, the Company announced a special cash dividend of $2.00 per share on the Company’s common stock, which we estimate will total approximately $184 million and a regular quarterly cash dividend of $0.20 per share. The combined cash dividends will be paid on December 23, 2010 to stockholders of record as of the close of business on December 8, 2010.

The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based on a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.

Capital Expenditures

Gross capital expenditures totaled $84.9 million, before deducting lease incentives of $12.9 million, for the nine months ended October 30, 2010. This compares to gross capital expenditures of $61.9 million, before deducting lease incentives of $4.8 million, for the nine months ended October 31, 2009. The Company’s capital expenditures for the full fiscal year 2011 are planned at approximately $145 million (before deducting estimated lease incentives of approximately $15 million), which includes key money investments for new European stores. The planned capital expenditures are primarily for the expansion of our retail businesses in Europe and North America, store remodeling programs, investments in information systems, expansion of our Asia business and other infrastructure investments.

In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. The Company is in the early stages of discussions with potential lenders and fully expects to have a replacement facility in place prior to the scheduled maturity on September 30, 2011.  The size, rates and other key terms of the replacement facility have yet to be determined. At October 30, 2010, the Company had $11.4 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $221.6 million, limited primarily by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at October 30, 2010, the Company could have borrowed up to approximately $212.2 million under these agreements. However, the Company’s ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At October 30, 2010, the Company had no outstanding borrowings and $13.8 million in outstanding documentary letters of credit under these credit agreements. The agreements are primarily denominated in euros and provide for annual interest rates ranging from 0.8% to 3.1%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $20.9 million that has a minimum net equity requirement, there are no other financial ratio covenants.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At October 30, 2010, the capital lease obligation was $14.6 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of October 30, 2010 was approximately $1.0 million.

From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

In March 2008, the Company’s Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time to time and as market and business conditions warrant, up to $200 million of the Company’s common stock (the “2008 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During the nine months ended October 30, 2010, the Company repurchased 1.5 million shares under the 2008 Share Repurchase Program at an aggregate cost of $49.3 million. At October 30, 2010, the Company had remaining authority under the 2008 Share Repurchase Program to purchase an additional $84.9 million of its common stock.

Supplemental Executive Retirement Plan

On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (“SERP”) which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The participants in the SERP were Maurice Marciano, Chairman of the Board, Paul Marciano, Chief Executive Officer and Vice Chairman of the Board, and Carlos Alberini, the Company’s former President and Chief Operating Officer. In the first quarter of fiscal 2011, the Company recorded a $5.8 million charge related to the accelerated amortization of prior service cost resulting from the departure of Mr. Alberini from the Company. As a non-qualified pension plan, no funding of the SERP is required; however, the Company has and expects to continue to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender values of the insurance policies were $28.7 million and $22.1 million as of October 30, 2010 and January 30, 2010, respectively, and were included in other assets. As a result of an increase in value of the insurance policy investments, the Company recorded gains of $2.2 million and $2.9 million in other income and expense during the nine months ended October 30, 2010 and October 31, 2009, respectively.

INFLATION

The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability. However, the Company anticipates that potential inflationary pressures on raw materials, labor and freight costs could begin to negatively impact the cost of product purchases in the second half of the following fiscal year. The Company is presently working on several initiatives in its supply chain, as well as potential price increases that could, if successful, mitigate some of these inflationary pressures.

SEASONALITY

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The U.S., European and Canadian retail operations are generally stronger during the second half of the fiscal year, and the U.S. and Canadian wholesale operations generally experience stronger performance from July through November. The European wholesale businesses operate with two primary selling seasons: the Spring/Summer season, which primarily ships from December to March and the Fall/Winter season, which primarily ships from June to September. The remaining months of the year are relatively smaller wholesale shipping months in Europe. However, customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs. Accordingly, a certain amount of orders in the backlog may be shipped outside of the traditional shipping months. The Company’s goal is to take advantage of early-season demand and potential reorders by offering a pre-collection assortment for apparel.

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

U.S. and Canada Backlog

Our U.S. and Canadian wholesale businesses maintain a model stock program in basic denim products which generally allows replenishment of a customer’s inventory within 72 hours. We generally receive orders for fashion apparel 90 to 160 days prior to the time the products are delivered to our customers’ stores. Regarding our U.S. and Canadian wholesale backlog, the scheduling of market weeks can affect the amount of orders booked in the backlog compared to the same date in the prior year. Our U.S. and Canadian wholesale backlog as of November 27, 2010, consisting primarily of orders for fashion apparel, was $62.4 million, compared to $59.2 million in constant dollars at November 28, 2009, an increase of 5.4%.

Europe Backlog

As of December 1, 2010, the European wholesale backlog was €272.6 million, compared to €224.9 million at December 3, 2009, an increase of 21.2%. The backlog as of December 1, 2010 is comprised of sales orders primarily for the Spring/Summer 2011 season and includes the impact of the earlier receipt of seasonal orders this year and orders for our international jewelry business, which we began operating directly on January 1, 2010.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 30, 2010 filed with the SEC on March 31, 2010. There have been no significant changes to our critical accounting policies during the nine months ended October 30, 2010.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (b) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type, and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The Company adopted the guidance effective January 31, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of the first phase of this guidance did not have a material impact on the Company’s consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

Approximately 56% of product sales and licensing revenue recorded for the nine months ended October 30, 2010 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part 1, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, Swiss francs and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound denominated intercompany liabilities and certain sales and operating expenses denominated in Swiss francs that are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments to manage exchange risk on certain anticipated foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

Forward Contracts Designated as Cash Flow Hedges

During the nine months ended October 30, 2010, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$87.4 million and US$63.7 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of October 30, 2010, the Company had forward contracts outstanding for its European and Canadian operations of US$90.7 million and US$55.8 million, respectively, which are expected to mature over the next 14 months. The Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in other income and expense in the period in which the royalty expense is incurred.

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

As of October 30, 2010, accumulated other comprehensive income included a net unrealized loss of approximately US$3.6 million, net of tax, of which US$3.8 million will be recognized in other expense or cost of product sales over the following 12 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At October 30, 2010, the net unrealized loss of the remaining open forward contracts recorded in the condensed consolidated balance sheet was approximately US$3.9 million.

At January 30, 2010, the Company had forward contracts outstanding for its European and Canadian operations of US$62.4 million and US$27.7 million, respectively. At January 30, 2010, the unrealized net gain of these open forward contracts recorded in the condensed consolidated balance sheet was approximately US$3.2 million.

Forward Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense. For the nine months ended October 30, 2010, the Company recorded a net loss of US$0.1 million for the Canadian dollar, euro, British pound and Swiss franc foreign currency contracts, which has been included in other income and expense. At October 30, 2010, the Company had Canadian dollar foreign currency contracts to purchase US$47.9 million expected to mature over the next 11 months, euro foreign currency contracts to purchase US$128.4 million expected to mature over the next 11 months, Swiss franc foreign currency contracts to purchase US$34.4 million expected to mature over the next 14 months and GBP12.3 million of foreign currency contracts to purchase euros expected to mature over the next 2 months. At October 30, 2010, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately US$3.5 million.

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

Sensitivity Analysis

At October 30, 2010, a sensitivity analysis of changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$357.1 million, the fair value of the instruments would have decreased by US$39.7 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by US$32.5 million. Any resulting changes in the fair value of the hedged instruments may be more than or partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

Interest Rate Risk

At October 30, 2010, approximately 96% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest swap had an insignificant effect on other expense during the nine months ended October 30, 2010. Substantially all of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the nine months ended October 30, 2010. Any increase would be offset by a favorable gain on the interest rate swap.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At October 30, 2010, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There was no change in our internal control over financial reporting during the third quarter of the fiscal year ending January 29, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of October 30, 2010 related to any of the Company’s legal proceedings.

ITEM 1A.  Risk Factors.

There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 30, 2010, filed with the SEC on March 31, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Items (a) and (b) are not applicable.

Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2010 to August 28, 2010
Repurchase program(1)	—	—	—	$84,917,805
Employee transactions(2)	—	—	—	—
August 29, 2010 to October 2, 2010
Repurchase program(1)	—	—	—	$84,917,805
Employee transactions(2)	7,519	$39.71	—	—
October 3, 2010 to October 30, 2010
Repurchase program(1)	—	—	—	$84,917,805
Employee transactions(2)	660	$40.23	—	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	8,179	$39.75	—

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

3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
†10.1.	2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (As Amended and Restated Effective September 13, 2010).*
†10.2.	Employment Letter Agreement dated October 4, 2010 between the Registrant and J. Michael Prince.*
†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*                                         Management Contract or Compensatory Plan

**                                  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

†                                          Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date: December 7, 2010	By:	/s/ PAUL MARCIANO
Paul Marciano
Chief Executive Officer and Vice Chairman of the Board

Date: December 7, 2010	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)