Form 10-K
period 2011-01-29
GUESS INC
filed 2011-03-28
CIK 912463

Use these links to rapidly review the document

Guess?, Inc. Form 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Fiscal Year Ended January 29, 2011

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of the close of business on July 31, 2010, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $2,256,023,551 based upon the closing price of $35.70 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

         As of the close of business on March 21, 2011, the registrant had 92,310,752 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's 2011 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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

        We design, market, distribute and license one of the world's leading lifestyle collections of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. Our apparel is marketed under numerous trademarks including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and Gc. The lines include full collections of clothing, including jeans, pants, overalls, skirts, dresses, shorts, blouses, shirts, jackets, knitwear and intimate apparel. We also selectively grant licenses to manufacture and distribute a broad range of products that complement our apparel lines, including eyewear, watches, handbags, footwear, kids' and infants' apparel, leather apparel, swimwear, fragrance, jewelry and other fashion accessories.

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

        The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to "fiscal 2011," "fiscal 2010" and "fiscal 2009" represent the results of the 52-week fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively. References to "fiscal 2012" represent management's expectations for the 52-week fiscal year ending January 28, 2012.

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

        Global Diversification.    The global success of the GUESS? brand has reduced our reliance on any particular geographic region. This geographic diversification allows the Company to continue to grow, even during regional economic slowdowns. The percentage of our revenues generated from outside of the U.S. and Canada has grown from one-fifth of our total revenues for the year ended December 31, 2005 to roughly half of our revenues for the year ended January 29, 2011, with stores located in 85 countries outside the U.S. and Canada. In fiscal 2011 alone, we, along with our distributors and licensees, opened 178 stores in all concepts combined outside of the U.S. and Canada, comprised of 125 stores in Europe and the Middle East, 43 stores in Asia and 10 stores in the combined area of Central and South America, bringing the total number of such stores to 892 at year end. This compares with 481 directly operated stores in the U.S. and Canada as of January 29, 2011.

        We believe there are significant opportunities to continue our international growth, particularly in Europe and Asia, where the GUESS? brand is well recognized but under-penetrated. In Europe, we have focused on growing outside of our core base in Italy, targeting France, the UK, Germany, Spain and other Northern European countries as key markets and achieving positive results. In Asia, our business has continued to grow, fueled by the strength of our brand in South Korea and our direct operations in China as we increase our penetration in the region and continue building our infrastructure.

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

            Directly operated stores.    At January 29, 2011, we directly operated a total of 481 stores in the U.S. and Canada and 188 stores outside of the U.S. and Canada, plus an additional 184 smaller-sized concessions in Europe and Asia. Distribution through our directly operated retail stores allows us to influence the merchandising and presentation of our products, build brand equity and test new product design concepts.

            Licensee stores.    At January 29, 2011, our international licensees and distributors operated 704 stores located outside the U.S. and Canada, plus 83 smaller-sized licensee operated jean and accessory concessions located in Asia. Using this licensed retail store approach allows us to expand our international operations with a lower level of capital investment while still closely monitoring store designs and merchandise programs in order to protect the reputation of the GUESS? brand.

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

          e-Commerce.    At January 29, 2011, we operated retail websites in the U.S., Canada, Europe and South Korea. Our websites act as virtual storefronts that both sell our products and promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of casual apparel and accessories. Not only have these virtual stores become an additional retail distribution channel, but they have also improved customer relations and are fun and entertaining alternative-shopping environments. During fiscal 2011, we launched our new Global World of Guess branding site and also launched a mobile shopping experience which enables the customer to browse and shop from their mobile device. We have e-commerce available to 23 countries, and in 6 languages around the world.

          Licensing Operations.     The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. Our international licenses and distribution agreements allow for the sale of GUESS? branded products in better department stores and upscale specialty retail stores. We currently have 18 domestic and international licenses that include eyewear, watches, handbags, footwear, kids' and infants' apparel, leather outerwear, fragrance, jewelry and other fashion accessories; and include licenses for the manufacture of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Central America, North America and South America.

        Multiple Store Concepts.    We and our network of licensee partners sell our products around the world primarily through six different store concepts, namely our flagship GUESS? full-price retail stores, our GUESS? factory outlet stores, our GUESS by MARCIANO stores, our G by GUESS stores, our GUESS? Accessories stores and our GUESS? Kids stores. We also have a small number of footwear, Gc watch and underwear concept stores. This allows us to target the various demographics in each region through dedicated store concepts that market each brand or concept specifically to the desired customer population. Having multiple store concepts also allows us to target our newer brands and concepts in different markets than our flagship GUESS? store concept. For instance, we can target mall locations for G by GUESS stores where we would not ordinarily operate any of our full-price GUESS? stores.

Business Segments

        In fiscal 2011, the Company revised its segment reporting whereby the North American wholesale and Asia segments are now separate segments for reporting purposes. The Company's businesses are now grouped into five reportable segments for management and internal financial reporting purposes: North American retail, Europe, Asia, North American wholesale and licensing. Management evaluates segment performance based primarily on revenues and earnings from operations. The Company believes this segment reporting better reflects how its five business segments are managed and each segment's performance is evaluated. The North American retail segment includes the Company's retail operations in North America. The Europe segment includes the Company's wholesale and retail operations in Europe and the Middle East. The Asia segment includes the Company's wholesale and retail operations in Asia. The North American wholesale segment includes the Company's wholesale operations in North America. The licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

        The following table presents our net revenue and earnings from operations by segment for the last three fiscal years. All amounts for the years ended January 30, 2010 and January 31, 2009 have been revised to conform to the new segment reporting described above:

	Year Ended Jan. 29, 2011		Year Ended Jan. 30, 2010		Year Ended Jan. 31, 2009
	(dollars in thousands)
Net revenue:
North American retail	$1,069,893	43.0%	$983,903	46.2%	$977,980	46.7%
Europe	920,327	37.0	747,242	35.1	718,964	34.3
Asia	200,891	8.1	147,287	6.9	119,878	5.8
North American wholesale	180,961	7.3	152,682	7.2	176,303	8.4

Net revenue from product sales	2,372,072	95.4	2,031,114	95.4	1,993,125	95.2
Licensing	115,222	4.6	97,352	4.6	100,265	4.8

Total net revenue	$2,487,294	100.0%	$2,128,466	100.0%	$2,093,390	100.0%

Earnings (loss) from operations:
North American retail	$122,583	30.3%	$132,287	36.9%	$93,156	28.3%
Europe	193,309	47.8	173,235	48.3	168,630	51.3
Asia	28,631	7.1	15,825	4.4	5,715	1.7
North American wholesale	46,153	11.4	35,166	9.8	39,786	12.1
Licensing	104,165	25.7	86,640	24.1	86,422	26.3
Corporate overhead	(90,208)	(22.3)	(84,337)	(23.5)	(64,922)	(19.7)

Total earnings from operations	$404,633	100.0%	$358,816	100.0%	$328,787	100.0%

        Additional segment information, together with certain geographical information, is included in Note 15 to the Consolidated Financial Statements contained herein.

  North American Retail Segment

        In our North American retail segment, we sell our products through a network of directly operated retail and factory outlet stores in North America and through our on-line stores. In fiscal 2011, our North American retail segment accounted for approximately 43% of our revenue and 30% of our earnings from operations. Our North American retail stores build brand awareness and contribute to market penetration and the growth of our brand. We attribute our historical growth in this segment to the strength of our brand, the quality of our product assortment, the introduction of new product categories, the development of a motivated team of sales professionals to service our customers and provide a favorable shopping experience, quality real estate in high-traffic shopping centers and a diversified mix of store concepts.

        Below is a summary of store statistics, followed by details regarding each of our store concepts.

	Jan. 29, 2011	Jan. 30, 2010	Jan. 31, 2009
GUESS? Retail Stores:
U.S.	141	142	145
Canada	51	49	47

	192	191	192
GUESS? Factory Outlet Stores:
U.S.	99	89	87
Canada	19	18	17

	118	107	104
GUESS by MARCIANO Stores:
U.S.	37	35	35
Canada	20	17	17

	57	52	52
G by GUESS Stores:
U.S.	54	44	43

	54	44	43
GUESS? Accessories Stores:
U.S.	43	31	27
Canada	17	7	7

	60	38	34

Total	481	432	425

Square footage at fiscal year end	2,166,000	1,992,000	1,953,600

        In addition to the stores listed above, at January 29, 2011, we also directly operated 19 stores in Mexico through a majority-owned joint venture.

          GUESS? Retail Stores.     Our full-price U.S. and Canada GUESS? retail stores carry a full assortment of men's and women's GUESS? merchandise, including most of our licensed product categories. At January 29, 2011, these stores occupied approximately 973,000 square feet and ranged in size from approximately 2,500 to 13,500 square feet, with most stores between 4,000 and 6,000 square feet. In fiscal 2011, we opened six new retail stores and we closed five stores.

          GUESS? Factory Outlet Stores.     Our U.S. and Canada factory outlet stores are primarily located in outlet malls generally operating outside the shopping radius of our wholesale customers and our full-price retail stores. These stores sell selected styles of men's and women's GUESS? apparel and licensed products at lower price points. At January 29, 2011, our U.S. and Canada factory outlet stores occupied approximately 643,000 square feet and ranged in size from approximately 2,000 to 11,000 square feet, with most stores between 4,000 and 7,000 square feet. In fiscal 2011, we opened 12 new factory stores and we closed one store.

          GUESS by MARCIANO Stores.     Our GUESS by MARCIANO stores in the U.S. and Canada offer a fashion-forward women's collection designed for the stylish, trend-setting woman. This newer concept, with higher price points than our traditional GUESS stores, extends the appeal of our brand to a slightly older, more sophisticated customer. During fiscal 2010, we changed the name of this store concept from "MARCIANO" to "GUESS by MARCIANO" to further leverage the name recognition of the GUESS? brand and our reputation for sexy, contemporary styling. At January 29, 2011, our GUESS by MARCIANO stores occupied approximately 161,000 square feet and ranged in size from approximately 2,000 to 6,500 square feet, with most stores between 2,000 and 3,000 square feet. In fiscal 2011, we opened seven new GUESS by MARCIANO stores and we closed two stores.

          G by GUESS Stores.    Our G by GUESS store concept, launched in fiscal 2008, targets a market demographic that shops price points below our GUESS? retail stores and carries apparel for both men and women and a full line of accessories and footwear that is aspirational, timeless and fun. G by GUESS stores have a fresh feel, directed toward a full customer experience, with fashion-forward, but not cutting edge fashion. At January 29, 2011, our G by GUESS stores occupied approximately 271,000 square feet and ranged in size from approximately 4,000 to 10,000 square feet, with most stores between 4,500 and 5,500 square feet. In fiscal 2011, we opened 11 new G by GUESS stores and we closed one store.

          GUESS? Accessories Stores.    Our GUESS? Accessories store concept sells GUESS? and GUESS by MARCIANO labeled accessory products. This concept enables us to build a more meaningful presence and variety within our retail segment. At January 29, 2011, our GUESS? Accessories concept stores occupied approximately 118,000 square feet and ranged in size from approximately 500 to 4,000 square feet, with most stores between 1,000 and 2,500 square feet. In fiscal 2011, we opened 23 new GUESS? Accessories stores and we closed one store.

          e-Commerce.     Our North American retail segment also includes our U.S. and Canada retail websites, including www.guess.com, www.gbyguess.com, www.guessbymarciano.com, www.guesskids.com, www.guess.ca and www.guessbymarciano.ca. These websites operate as virtual storefronts that both sell our products and promote our brands. They also provide fashion information and a mechanism for customer feedback while promoting customer loyalty and enhancing our brand identity through interactive content.

  Europe Segment

        In our Europe segment, we sell our products in 63 countries throughout Europe and the Middle East through wholesale, retail and e-commerce channels. In fiscal 2011, our Europe segment accounted for approximately 37% of our revenues and 48% of our earnings from operations.

          European Wholesale Distribution.     Our European wholesale business generally relies on a large number of smaller regional distributors and agents to distribute our products primarily to smaller independent multi-brand boutiques. Our products are also sold directly to large, well known department stores like Galeries Lafayette, Printemps and El Corte Inglès. Overall, we have thousands of customers with no single customer representing more than 1% of our consolidated net revenue. The type of customer varies from region to region depending on both the prominence of the GUESS? brand in each region and the dominance of a particular type of retail channel in each region. In countries where the brand is well known, we operate through showrooms where agents and distributors can view our line and place orders. We currently have showrooms in Barcelona, Dusseldorf, Munich, London, Paris, Florence and Lugano. In countries where the brand is less prominent, we may use one large distributor for the entire region. Revenues from sales to our licensee operated stores (see European Retail Network below) are recognized as a wholesale sale within our European wholesale operations. We sell both our apparel and certain accessories products under our GUESS? and GUESS by MARCIANO brand concepts through our wholesale channel, operating primarily through two seasons, Spring/Summer and Fall/Winter. Generally our Spring/Summer sales campaign is from May to September with the related shipments occurring primarily from November to March. The Fall/Winter sales campaign is from January to April with the related shipments occurring primarily from May to September. The remaining months of the year are relatively smaller wholesale shipping months in Europe. However, customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs. Accordingly, a certain amount of orders in the backlog may be shipped outside of the traditional shipping months. The

  Company's goal is to take advantage of early-season demand and potential reorders by offering a pre-collection assortment for apparel.

          European Retail Network.     Our European retail network is comprised of a mix of directly operated and licensee operated GUESS? and GUESS by MARCIANO retail and outlet stores, GUESS? Accessories stores, GUESS? Footwear stores and GUESS? Kids stores. At January 29, 2011, we had 141 directly operated stores and 333 licensee stores, excluding 12 smaller-sized jean and accessory concessions in Europe. During fiscal 2011, we opened 56 new directly operated stores, 69 licensee stores and 7 concessions. Our store locations vary country by country depending on the type of locations available. Our typical GUESS? Accessories stores average approximately 800 square feet, GUESS by MARCIANO stores average approximately 1,400 square feet and full-price GUESS? stores generally average 2,400 square feet. Our European stores generally require initial investments in the form of key money to secure prime store locations. These amounts are paid to landlords or existing lessees in certain circumstances.

  Asia Segment

        In our Asia segment, we sell our products through wholesale, retail and e-commerce channels throughout Asia. In fiscal 2011, our Asia segment accounted for approximately 8% of our revenue and 7% of our earnings from operations. Our growth in Asia has been fueled by our business in South Korea, where we began operating directly in January 2007, and China, where we began operating directly in April 2007. Our Asia retail business includes both licensee and Company operated stores, including GUESS?, GUESS by MARCIANO, Gc, GUESS? Accessories, GUESS? Kids and GUESS? Underwear stores. For the year ended January 29, 2011, we and our partners opened 43 new stores in Asia, ending the year with 357 stores, 28 of which we operated directly and 329 of which were operated by licensees or distributors. This store count does not include 255 smaller-sized jean and accessory concessions. Our Asia wholesale customer base is comprised primarily of a small number of selected distributors with which we have contractual distribution arrangements. We have opened flagship stores in key cities such as Seoul, Shanghai, Hong Kong, Macau, Beijing and Taipei and have partnered with licensees to develop our business in the second tier cities in this region.

  North American Wholesale Segment

        In our North American wholesale segment, we sell our products through wholesale channels in North America. In fiscal 2011, our North American wholesale segment accounted for approximately 7% of our revenue and 11% of our earnings from operations. Our North American wholesale customers consist primarily of better department stores, select specialty retailers and upscale boutiques. As of January 29, 2011, our products were sold to consumers through 1,081 major doors in the U.S. and Canada compared to 1,073 major doors at January 30, 2010. These locations include 351 shop-in-shops, an exclusive selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women's or men's apparel.

        Our North American wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics. We have sales representatives in New York, Los Angeles, Toronto, Montreal and Vancouver who coordinate with customers to determine the inventory level and product mix that should be carried in each store. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. During fiscal 2011, Macy's, Inc. was our largest domestic wholesale customer, accounting for approximately 3.1% of our consolidated net revenue.

Licensing Segment

        Our licensing segment includes the worldwide licensing operations of the Company. In fiscal 2011, our licensing segment royalties accounted for approximately 5% of our revenue and 26% of our earnings from operations.

        The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We currently have 18 domestic and international licenses that include eyewear, watches, handbags, footwear, kids' and infants' apparel, leather outerwear, fragrance, jewelry and other fashion accessories; and include licenses for the manufacture of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Central America, North America and South America.

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

        We constantly examine opportunities to broaden our licensee portfolio by developing new license arrangements that can expand our brand penetration and complement the GUESS? image. We also strategically reposition our existing licensing portfolio by monitoring and evaluating the performance of our licensees worldwide. Through this process, we decided to begin direct operations of our previously licensed international jewelry business, effective January 1, 2010. Also effective January 1, 2010, we were able to successfully extend the term of our existing eyewear license on very favorable terms. Similarly, in prior years, we successfully renegotiated license agreements with our existing licensees for watches, handbags and eyewear on terms that were significantly improved over our prior arrangements. In addition, we signed a footwear license to develop, manufacture and distribute athletic and fashion footwear under the GUESS? trademark in the U.S. and several countries worldwide. We believe these were important steps in expanding our presence both domestically and globally.

Acquisitions and Alliances

        We evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. In 2008, the Company finalized the acquisition of our former European licensee of children's apparel, BARN S.r.l. ("BARN"). In 2006, we acquired 75% of the outstanding shares of Focus Europe, S.r.l. ("Focus"), as well as the leases and assets of four retail stores in Italy. Focus, based in Italy, had served as the licensee, manufacturer, distributor and retailer of GUESS by MARCIANO contemporary apparel for men and women in Europe for the 10 years before the acquisition. In 2005, we completed the acquisition of the remaining 90% of Maco Apparel, S.p.A. ("Maco"), the Italian licensee of GUESS jeanswear for men and women in Europe, that the Company did not already own from Fingen S.p.A. and Fingen Apparel N.V., as well as the assets and leases of ten retail stores in

Europe. The stores were located in Rome, Milan, Paris, Amsterdam, London, and certain other European cities.

        With the BARN, Focus and Maco acquisitions, we now directly manage our adult and children's apparel businesses in Europe. We believe the combination of the manufacture and distribution of all our European apparel lines under the GUESS? umbrella allows us to take advantage of economies of scale and provides an opportunity to further expand our wholesale and retail operations in this region.

        In addition to the above acquisitions, in 2006, we entered into a majority-owned joint venture with GRUPO AXO, S.A.I.P de. C.V. to oversee the revitalization and expansion of the GUESS? brand in Mexico. The joint venture currently distributes primarily through three major department store chains, Liverpool, El Palacio de Hierro and Chapur, with 231 shop-in-shop locations and 19 free-standing GUESS? stores.

        In fiscal 2010, we also entered into majority-owned joint ventures in France and the Canary Islands with licensee partners to open new free standing retail stores in these regions. We currently operate 9 stores in France and 5 stores in the Canary Islands through these joint ventures.

Design

        GUESS?, G by GUESS and GUESS by MARCIANO apparel products are designed by their own separate in-house design teams located in Los Angeles, California, Florence or Bologna, Italy. The U.S. and Italy teams work closely to share ideas for products that can sell in both markets and in other international markets. Our design teams seek to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image. They travel throughout the world in order to monitor fashion trends and discover new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. We also maintain a fashion library consisting of antique and contemporary garments as another source of creative concepts. In addition, our design teams work closely with members of our sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.

Advertising and Marketing

        Our advertising, public relations and marketing strategy is designed to promote a consistent high impact image which endures regardless of changing consumer trends. While our advertising promotes products, the primary emphasis is on brand image.

        Since our inception, Paul Marciano has had principal responsibility for the GUESS? brand image and creative vision. Under the direction of Mr. Marciano, our Los Angeles-based advertising department is responsible for overseeing all worldwide advertising. Throughout our history, we have maintained a high degree of consistency in our advertisements by using similar themes and images, including our signature black and white print advertisements and iconic logos. We use a variety of media with an emphasis on print and outdoor advertising, and online with our print advertising focused on national and international contemporary fashion/beauty, lifestyle and celebrity magazines.

        We also require our licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of GUESS? products in Company-approved advertising, promotion and marketing. By retaining control over our advertising programs, we are able to maintain the integrity of our brands while realizing substantial cost savings compared to outside agencies.

        We further strengthen communications with customers through our websites, loyalty programs and other social media outlets, which enable us to provide timely information in an entertaining fashion to consumers about our history, products, special events, promotions and store locations, and allow us to receive and respond directly to customer feedback. We currently have loyalty programs in North America with over three million active members covering three of our brands. These programs reward our members who earn points for purchases that can be redeemed on future purchases. We also use these programs to promote new products to our customers which in turn increases traffic in the stores and online. We believe that the loyalty programs generate substantial repeat business that might otherwise go to competing brands. We continue to enhance our loyalty program offerings and strategically market to this large and growing customer base.

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

        In fiscal 2011, we continued to execute on our strategy to deploy a global sourcing and product development plan to support our worldwide retail and wholesale channels. Our actions have helped to support our global revenue growth. Key activities in global sourcing included a reduction in our vendor base, while maintaining a global balance, expansion of our denim supply chain into Asia and the roll-out of a web-based quality assurance platform for improved transparency in the field. We believe that our balanced global supply chain, with deep vendor partnerships, provides us with a powerful competitive advantage where we have the flexibility to respond to increased demand throughout the world. Our global sourcing strategy provides us with the opportunity to leverage lower costs and shorter lead times.

        Additionally, the implementation of our master calendar has been a key development for our global operations, enabling us to continue integrating our North America, Europe and Asia supply chains. Our vision of offering a global core product assortment continues to be an area of focus. As a global brand we maintain skilled sourcing teams in North America, Europe and Asia.

        We are committed to sourcing our products in a responsible manner, respecting both the countries in which we conduct business and the business partners that produce our products. As a part of this commitment, we have implemented a global social compliance program that applies to our business partners. Although local customs and laws vary in different regions of the world, we believe that the issues of business ethics, human rights, health, safety and environmental stewardship transcend geographical boundaries.

        To support and ensure our social compliance, we communicate our expectations to our partners throughout our global supply chain and conduct compliance audits. If deficiencies are discovered, personnel in each region are empowered to work with the respective business partner to take a corrective course of action. Additionally, the goal of this process is to educate individuals, build strategic relationships and improve business practices over the long-term.

Quality Control

        Our quality control program is designed to ensure that products meet our high quality standards. We test the quality of our raw materials prior to production and inspect prototypes of each product before production runs commence. We also perform random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in our distribution centers. We believe that our policy of inspecting our products at our distribution centers and at the vendors' facilities is important to maintain the quality, consistency and reputation of our products.

Logistics

        We utilize distribution centers at strategically located sites. The Company's primary U.S. distribution center is based in Louisville, Kentucky. At this 506,000 square-foot facility, we use fully integrated and automated distribution systems. The bar code scanning of merchandise, picking tickets and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to the distribution information systems. As of January 29, 2011, this facility was approximately 70% utilized. Distribution of our products in Canada is handled primarily from a Company operated distribution center in Montreal, Quebec. Distribution of our products in Europe is now handled primarily by a single distribution center in Piacenza, Italy, operated by a third party distributor. Additionally, we utilize several third party distributor operated warehouses in Hong Kong, South Korea and China that service the Pacific Rim.

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

Information Systems

        We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in computer hardware, system applications and networks. Our computer information systems consist of a full range of financial, distribution, merchandising, in-store, supply chain and other systems. During fiscal 2011, we continued to enhance our financial and operational systems globally to align with our global IT standards, accommodate future growth and provide operating efficiencies. Key initiatives included the implementation of an assortment planning system as a tool to tailor assortments to store clusters and optimize buy quantities, the implementation of a new point of sale ("POS") system in our North American stores to provide enhanced customer service and efficiencies, upgraded enterprise resource planning ("ERP") systems in Europe and Korea, as well as new functionality in the product lifecycle management ("PLM") system to increase the efficiency of the supply chain.

Trademarks

        We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and Gc. As of January 29, 2011, we had approximately 2,850 U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in approximately 175 countries around the world, including the U.S. From time to time, we adopt new trademarks in connection with the marketing of our product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.

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

        U.S. and Canada Backlog.    Our U.S. and Canadian wholesale businesses maintain a model stock program in basic denim products which generally allows replenishment of a customer's inventory within 72 hours. We generally receive orders for fashion apparel 90 to 160 days prior to the time the products are delivered to our customers' stores. Regarding our U.S. and Canadian wholesale backlog, the scheduling of market weeks can affect the amount of orders booked in the backlog compared to the same date in the prior year. We estimate that if we were to normalize the orders for last year's backlog to make the comparison consistent with the current year, then the current backlog would be flat compared to the prior year. Not taking into account the impact of this change, our U.S. and Canadian wholesale backlog as of March 19, 2011, consisting primarily of orders for fashion apparel, was $68.6 million, compared to $67.4 million in constant dollars at March 20, 2010, an increase of 1.7%.

        Europe Backlog.    As of March 22, 2011, the European wholesale backlog was €272.7 million, compared to €250.7 million at March 22, 2010, an increase of 8.8%. The backlog as of March 22, 2011 is comprised of sales orders for the Spring/Summer and Fall/Winter 2011 seasons.

Employees

        As of February 2011, we had approximately 15,000 associates, both full and part-time, consisting of approximately 9,700 in the U.S. and 5,300 in foreign countries. The number of our employees fluctuates during the year based on seasonal needs. In some international markets, local laws provide for employee representation by organizations similar to unions and some of our international employees are covered by trade-sponsored or governmental bargaining arrangements. We consider our relationship with our associates to be good.

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

Website Access to Our Periodic SEC Reports

        Our investor website can be found at http://investors.guess.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, interactive data files of the Form 10-K and Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act, are available at out investor website, free of charge, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the charters of our Board of Directors' Audit, Compensation and Nominating and Governance Committees, as well as the Board of Directors' Governance Guidelines and our Code of Conduct are posted on our investor website. We may from time to time provide important disclosures to our investors, including amendments or waivers to our Code of Conduct, by posting them on our investor website, as permitted by SEC rules. Printed copies of these documents may also be obtained by writing or telephoning us at: Guess?, Inc., 1444 South Alameda Street, Los Angeles, California 90021, Attention: Investor Relations, (213) 765-5578.

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

Poor or uncertain economic conditions, and the resulting negative impact on consumer confidence and spending, have had and could continue to have an adverse effect on the apparel industry and on our operating results.

        The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during recessionary periods and also may decline at other times. The global economic environment began to deteriorate significantly in 2008, with declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, sovereign debt issues, increases in unemployment levels and significant declines and volatility in the global financial markets. Economic conditions remain uncertain in many markets around the world and consumer behavior remains cautious. In North America, we have continued to see relatively weaker levels of consumer confidence and a highly promotional retail environment. While we have clearly seen some signs of stabilization in both North America and internationally, there are no assurances that the global economy will continue to recover. In addition, sovereign debt issues are affecting various European countries. If the global economy continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings across all of our segments.

        In addition to the factors contributing to the current economic environment, there are a number of other factors that could contribute to reduced levels of consumer spending, such as increases in interest rates, inflationary pressures, taxation rates or energy prices. Similarly, natural disasters, actual or potential terrorist acts and other conflicts can also create significant instability and uncertainty in the world, causing consumers to defer purchases or preventing our suppliers and service providers from providing required services or materials to us. These or other factors could materially and adversely affect our operating results.

The continuing difficulties in the credit markets could have a negative impact on our customers, suppliers and business partners, which, in turn could materially and adversely affect our results of operations and liquidity.

        The credit crisis that began in 2008 has had a significant negative impact on businesses around the world. We believe that our cash provided by operations and existing cash and investment balances, supplemented by borrowings, if necessary, under our credit facilities, will provide us with sufficient liquidity for the foreseeable future. However, the impact of this crisis on our customers, business partners, suppliers, insurance providers and financial institutions with which we do business cannot be predicted and may be quite severe. The inability of our manufacturers to ship our products could impair our ability to meet delivery date requirements. A disruption in the ability of our significant customers, distributors or licensees to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity.

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

Domestic and foreign currency fluctuations could adversely impact our financial condition, results of operations and earnings.

        Our international sales and some of our licensing revenue are generally derived from sales in foreign currencies, including the Canadian dollar, the euro, the Korean won and the Swiss franc. These revenues, when translated into U.S. dollars for consolidated reporting purposes, could be materially affected by the strengthening of the U.S. dollar, negatively impacting our results of operations, earnings and our ability to generate revenue growth. Furthermore, we also source products in U.S. dollars outside of the U.S. As a result, the cost of these products may be affected by changes in the value of the applicable local currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products.

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

        In fiscal 2011, 3.1% of our consolidated net revenue came from Macy's, Inc. No other single customer or group of related customers in any of our segments accounted for more than 1.0% of our consolidated net revenue in fiscal 2011. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our and our licensees' products. Also, as we expand the number of our retail stores, we run the risk that our wholesale customers will perceive that we are increasingly competing directly with them, which may lead them to reduce or terminate purchases of our products. In addition, in recent years there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major wholesale customers decides to decrease purchases from us, to stop carrying GUESS? products or to carry our products only on terms less favorable to us, our sales and profitability could significantly decrease. Similarly, some retailers have recently experienced significant financial difficulties, which in some cases have resulted in bankruptcy, liquidation and store closures. Financial difficulties of one of our major customers could result in reduced business and higher credit risk with respect to that customer. Any of these circumstances could ultimately have a material adverse effect on our results of operations and financial condition.

Since we do not control our licensees' actions and we depend on our licensees for a substantial portion of our earnings from operations, their conduct could harm our business.

        We license to others the rights to produce and market certain products that are sold with our trademarks. While we retain significant control over our licensees' products and advertising, we rely on our licensees for, among other things, operational and financial control over their businesses. If the quality, focus, image or distribution of our licensed products diminish, consumer acceptance of and demand for the GUESS? brand and products could decline. This could materially and adversely affect our business and results of operations. In fiscal 2011, approximately 80% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Although we believe that in most circumstances we could replace existing licensees if necessary, our inability to do so for any period of time could adversely affect our revenues and results of operations.

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

We are subject to periodic litigation and other regulatory proceedings, including tax proceedings, which could result in unexpected obligations, as well as the diversion of time and resources.

        We are a defendant from time to time in lawsuits and regulatory actions relating to our business. These include various U.S. and foreign income tax matters, including customs and Value Added Tax ("VAT") matters. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation or regulatory matters, regardless of the merits, could divert management's attention from our operations and result in substantial legal fees. See also "ITEM 3. Legal Proceedings" for further discussion of our legal matters.

If we fail to successfully execute our growth initiatives, including through acquisitions, our business and results of operations could be harmed.

        As part of our business growth initiatives, we regularly open new stores in North America. We have also continued our international expansion by opening new stores outside the U.S., both in the form of stores owned by our international licensees and distributors and through our owned stores and concessions. In addition to the store growth, we also regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. We completed the acquisition of our former European jeanswear licensee in 2005, the acquisition of 75% of the outstanding shares of our European licensee of GUESS by MARCIANO apparel in 2006 and the acquisition of our former European licensee of children's apparel in 2008. In addition, we have entered into joint venture relationships with partners in Mexico, France and the Canary Islands and have been directly operating our South Korea and China businesses since 2007, and our international jewelry business since 2010.

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

Failure to successfully develop and manage our newer store concepts could adversely affect our results of operations.

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

        During fiscal 2011, we sourced most of our finished products with partners and suppliers outside the U.S. and we continued to design and purchase fabrics globally.

        In addition, we have been increasing our international sales of product outside of the United States. In fiscal 2011, over half of our consolidated net revenue was generated by sales from outside of the United States. We anticipate that these international revenues will continue to grow as a percentage of our total business. Further, as a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region.

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

  •
  recessions in foreign economies;

  •
  inflationary pressures and volatility in foreign economies;

  •
  reduced global demand resulting in the closing of manufacturing facilities;

  •
  challenges in managing broadly dispersed foreign operations;

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

  •
  restrictions on the transfer of funds between the United States and foreign jurisdictions; and

  •
  our ability and the ability of our international licensees and distributors to locate and continue to open desirable new retail locations;

  •
  natural disasters in areas in which our contractors, suppliers, or customers are located.

        In addition to these factors, the United States and the countries in which our products are produced or sold may also, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels. If we are unable to obtain our raw materials and finished apparel from the countries where we wish to purchase them, either because of capacity constraints or visa availability under the required quota category or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our results of operations and financial condition.

Fluctuations in the price or availability of quality raw materials and commodities could increase costs and negatively impact profitability.

        The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for fabrics, currency fluctuations, crop yields, weather patterns, supply conditions, government regulations, labor conditions, transportation or freight costs, economic climate, market speculation and other unpredictable factors. Increases in the demand for, or in the price of, raw materials, labor, freight or other commodities including oil, could begin to negatively impact the cost of product purchases primarily in the second half of fiscal 2012. The Company has plans to mitigate some of these effects through price increases on select items, supply chain initiatives, reduced markdowns and mix. However, there can be no assurances that these actions will be successful. In addition, increased prices could lead to reduced customer demand. These developments could have a material adverse effect on our results of operations and financial condition.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

        We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We record tax expense based on our estimate of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of other factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, the resolution of uncertain tax positions, and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion.

        We are subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, several income tax audits are underway for various periods in multiple tax jurisdictions. The Company has substantially concluded all U.S. federal, foreign, state and foreign local income tax matters for years through fiscal 2005. While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we do not expect the results of these audits to have a material impact on our financial position or results of operations. However, should our estimates be incorrect, our effective income tax rate in the future could be adversely affected by the results of these and other such tax audits and negotiations.

        From time to time, we make various Value Added Tax ("VAT") and other tax related refund claims with various foreign tax authorities that are audited by those authorities for compliance. Failure by these foreign governments to approve these claims could have a material adverse effect on our results of operations and liquidity.

Violation of labor and other laws and practices by our licensees or suppliers could harm our business.

        We require our licensing partners and suppliers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines and monitoring programs promote ethical business practices, we do not control our licensees or suppliers or their labor or other business practices. The violation of labor or other laws by any of our licensees or suppliers, or divergence of a licensee's or supplier's business practices or social responsibility standards from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of our products, harm the value of our trademarks, damage our reputation or expose us to potential liability for their wrongdoings.

Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.

        The efficient operation of our business is very dependent on our computer and information systems. In particular, we rely heavily on our merchandise management and ERP systems used to track sales and inventory and manage our supply chain. In addition, we have e-commerce and other Internet websites in the U.S. and a number of other countries. Given the complexity of our business and the significant number of transactions that we engage in on an annual basis, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, ineffective upgrades or support from third party vendors, difficulties in replacing or integrating new systems, security breaches, computer viruses and power outages. Any such problems or interruptions could result in incorrect information being supplied to management, inefficient ordering and replenishment of products, loss of orders, the incurrence of significant expenditures, disruption of our operations and other adverse impacts to our business.

A privacy breach could damage our reputation and customer relationships, expose us to litigation risk and adversely affect our business.

        As part of our normal operations, we collect, process and retain certain sensitive and confidential customer information. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could severely damage our reputation and our customer relationships, expose us to risks of litigation and liability and adversely affect our business.

A significant disruption at any of our distribution facilities could have a material adverse impact on our sales and operating results.

        Our U.S. business relies primarily on a single distribution center located in Louisville, Kentucky to receive, store and distribute merchandise to all of our U.S. stores and wholesale customers. Distribution of our products in Canada is handled primarily from a single distribution center in Montreal, Quebec. Distribution of our products in Europe is now handled primarily by a single distribution center in Piacenza, Italy, operated by a third party distributor. Additionally, we utilize several third party distributor operated warehouses in Hong Kong, South Korea and China that service the Pacific Rim. Any significant interruption in the operation of any of our distribution centers due to natural disasters, weather conditions, accidents, system failures, labor issues, relationships with our third party warehouse operators or other unforeseen causes could have a material adverse effect on our ability to replace inventory and fill orders, negatively impacting our sales and operating results.

Our reliance on third parties to deliver merchandise to our stores and wholesale customers could lead to disruptions to our business.

        The efficient operation of our global retail and wholesale businesses depends on the timely receipt of merchandise from our regional distribution centers. We deliver merchandise to our stores and wholesale customers using independent third parties. The independent third parties have employees which may be represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees or contractors of any of these third parties could delay the timely receipt of merchandise. There can be no assurance that such stoppages or disruptions will not occur in the future. Any failure by a third party to respond adequately to our distribution needs could disrupt our operations and negatively impact our financial condition or results of operations.

Our two most senior executive officers own a significant percentage of our common stock. Their interests may differ from the interests of our other stockholders.

        Maurice Marciano and Paul Marciano, our Chairman of the Board and Chief Executive Officer, respectively, collectively beneficially own approximately 30% of our outstanding shares of common stock. The sale or prospect of the sale of a substantial number of these shares could have an adverse impact on the market price of our common stock. Moreover, these individuals may have different interests than our other stockholders and, accordingly, they may direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as these individuals own a significant percentage of our common stock, they may effectively be able to:

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

        Our business requires disciplined execution at all levels of our organization in order to ensure the timely delivery of desirable merchandise in appropriate quantities to our stores and other customers. This execution requires experienced and talented management in design, production, operations, merchandising and advertising. Our success depends upon the personal efforts and abilities of our senior management, particularly Maurice Marciano and Paul Marciano, and other key personnel. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of one or both of the Marcianos or other key personnel could materially harm our business. We are the beneficiary of a $10 million "key man" insurance policy on the life of Paul Marciano, but we do not have any other "key man" insurance with respect to either of the Marcianos or other key employees, and any of them may leave us at any time, which could severely disrupt our business and future operating results.

Fluctuations in quarterly performance including comparable store sales, sales per square foot, timing of wholesale orders, royalty net revenue or other factors could have a material adverse effect on our earnings and our stock price.

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

        Our net revenue and operating results have historically been lower in the first half of our fiscal year due to general seasonal trends in the apparel and retail industries. Our comparable store sales, quarterly results of operations and other income are also affected by a variety of other factors, including:

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

  •
  the timing of promotional events;

  •
  actions by competitors;

  •
  weather conditions;

  •
  changes in the business environment;

  •
  inflationary changes in prices and costs;

  •
  changes in currency exchange rates;

  •
  population trends;

  •
  changes in patterns of commerce such as the expansion of electronic commerce;

  •
  the level of pre-operating expenses associated with new stores; and

  •
  volatility in securities' markets which could impact the value of our investments in non-operating assets.

        An unfavorable change in any of the above factors could have a material adverse effect on our results of operations and our stock price.

ITEM 1B.    Unresolved Staff Comments.

        None.

ITEM 2.    Properties.

        Certain information concerning our principal facilities, all of which are leased at January 29, 2011, is set forth below:

Location	Use	Approximate Area in Square Feet
Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, distribution and warehouse facilities, and sourcing used by our North American wholesale, North American retail and Licensing segments, and our Corporate groups	355,000
Louisville, Kentucky	Distribution and warehousing facility used by our North American wholesale and North American retail segments	506,000
New York, New York	Administrative offices, public relations, and showrooms used by our North American wholesale segment	15,000
Montreal/Toronto/Vancouver, Canada	Administrative offices, showrooms and warehouse facilities used by our North American wholesale and North American retail segments	111,000
Florence/Crevalcore, Italy	Administrative offices, showrooms and warehouse used by our Europe segment	179,200
Lugano, Switzerland	Administrative, sales and marketing offices, and showrooms used by our Europe segment	103,600
Barcelona, Spain	Administrative, sales and marketing offices, and showrooms used by our Europe segment	8,500
Dusseldorf/Munich, Germany	Showrooms used by our Europe segment	14,800
London, U.K.	Showrooms used by our Europe segment	7,800
Paris, France	Administrative office and showrooms used by our Europe segment	9,800
Kowloon, Hong Kong	Administrative offices, showrooms, and licensing coordination facilities primarily used by our Asia segment and sourcing offices used by all trading segments	33,900
Seoul, South Korea	Administrative offices and showrooms used by our Asia segment	32,200
Shanghai/Beijing, China	Administrative offices, showrooms and warehouse facility used by our Asia segment	24,800
Taipei, Taiwan	Administrative office used by our Asia segment	2,700

        Our corporate, wholesale and retail headquarters and certain warehouse facilities are located in Los Angeles, California, consisting of four buildings totaling approximately 355,000 square feet. All of these properties are leased by us from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the "Principal Stockholders"), Armand Marciano, their brother and former executive of the Company, and their families pursuant to a lease that expires in July 2020. The lease was amended in August 2010 to extend the term for an additional two years, to 2020. All other terms of the existing corporate headquarters lease remain in full force and effect. The total lease payments to these limited partnerships are approximately $0.3 million per month with aggregate minimum lease commitments to these partnerships at January 29, 2011, totaling approximately $33.0 million.

        In addition, the Company, through a wholly-owned Canadian subsidiary, leases warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Principal Stockholders. The lease expires in December 2015. The monthly lease payment is $45,400 Canadian (US$42,800) with aggregate minimum lease commitments through the term of the lease totaling approximately $2.7 million Canadian (US$2.7 million) at January 29, 2011.

        In September 2010, the Company, through a French subsidiary, entered into a lease for a new showroom and office space located in Paris, France with an entity that is owned in part by an affiliate of the Principal Stockholders. The new lease will allow the Company, which currently occupies two separate corporate locations in Paris, to consolidate its locations into a single improved and larger space. The Company expects to take possession of the new Paris facility during the first half of fiscal 2012, at which time lease payments and a nine year lease term will commence. The Paris lease provides for annual rent in the amount of $0.9 million for the first year (with subsequent annual rent adjustments based on a specified price index) and includes a Company option for early termination at the end of the sixth year. The aggregate minimum lease commitments through the term of the lease totals approximately $8.1 million at January 29, 2011.

        See Note 11 to the Consolidated Financial Statements for further information regarding related party transactions.

        Our primary U.S. distribution center is a fully automated leased facility based in Louisville, Kentucky. Distribution of our products in Canada is handled primarily from a Company operated distribution center in Montreal, Quebec. Distribution of our products in Europe is now handled primarily by a single distribution center in Piacenza, Italy, operated by a third party distributor. Additionally, we utilize several third party distributor operated warehouses in Hong Kong, South Korea and China that service the Pacific Rim.

        We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through September 2027. These facilities are located principally in North America with aggregate minimum lease commitments, at January 29, 2011, totaling approximately $1,087.1 million excluding related party commitments. In addition, in 2005 we started leasing a building in Florence, Italy for our Italian operations under a capital lease agreement. The capital lease obligation, including build-outs, amounted to $13.9 million as of January 29, 2011.

        The terms of our store and concession leases, excluding renewal options, as of January 29, 2011, expire as follows:

	Number of Stores and Concessions
Years Lease Terms Expire	U.S. and Canada	Asia	Europe	Mexico
Fiscal 2012-2014	114	199	35	15
Fiscal 2015-2017	117	1	46	4
Fiscal 2018-2020	174	—	38	—
Fiscal 2021-2023	74	—	28	—
Thereafter	2	—	6	—

	481	200	153	19

        We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations. See Note 12 to the Consolidated Financial Statements for further information regarding current lease obligations.

ITEM 3.    Legal Proceedings.

        On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and Guess Italia, S.r.l. asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, unspecified compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed in the Court of Milan, Italy. The Company plans to defend the allegations vigorously. The Company believes that it is too early to predict the outcome of this action or whether the outcome will have a material impact on the Company's financial position or results of operations.

        The Company is also involved in various other claims and other matters incidental to the Company's business, the resolution of which is not expected to have a material adverse effect on the Company's financial position or results of operations. No material amounts were accrued as of January 29, 2011 or January 30, 2010 related to any of the Company's legal proceedings.

ITEM 4.    Reserved.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Since August 8, 1996, the Company's common stock has been listed on the New York Stock Exchange under the symbol 'GES.' The following table sets forth, for the periods indicated, the high and low sales prices per common share of the Company's common stock, and the dividends paid with respect thereto:

	Market Price
			Dividends Paid
	High	Low
Fiscal year ended January 30, 2010
First Quarter Ended May 2, 2009	$26.04	$13.16	$0.100
Second Quarter Ended August 1, 2009	29.22	21.97	0.100
Third Quarter Ended October 31, 2009	40.49	27.19	0.125
Fourth Quarter Ended January 30, 2010	45.28	36.05	0.125
Fiscal year ended January 29, 2011
First Quarter Ended May 1, 2010	$50.26	$38.29	$0.160
Second Quarter Ended July 31, 2010	46.61	31.24	0.160
Third Quarter Ended October 30, 2010	43.33	32.32	0.160
Fourth Quarter Ended January 29, 2011	50.95	38.46	2.200

        On March 21, 2011, the closing sales price per share of the Company's common stock, as reported on the New York Stock Exchange Composite Tape, was $37.78. On March 21, 2011 there were 371 holders of record of the Company's common stock.

        Prior to the initiation of a quarterly dividend on February 12, 2007, the Company had not declared any dividends on our common stock since our initial public offering in 1996. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity. The dividends paid during the fourth quarter ended January 29, 2011 included a special cash dividend of $2.00 per share and a quarterly cash dividend of $0.20 per share. The agreement governing our Credit Facility limits our ability to pay dividends unless immediately after giving effect thereto the aggregate amount of unrestricted cash and cash equivalents held by Guess?, Inc. and its Canadian subsidiary is at least $50 million. At January 29, 2011, Guess?, Inc. and its Canadian subsidiary had approximately $249.7 million in unrestricted cash and cash equivalents, as defined by the credit agreement.

Performance Graph

        The Stock Price Performance Graph below compares the cumulative stockholder return of the Company with that of the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index) over the five fiscal year period beginning December 31, 2005. The graph also includes information with respect to February 3, 2007, the last day of the fiscal month transition period which resulted from the change in our fiscal year end from December 31 to the Saturday nearest January 31 of each year. The return on investment is calculated based on an investment of $100 on December 31, 2005, with dividends, if any, reinvested. Past performance is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR TOTAL RETURN
AMONG GUESS?, INC.,
S&P 500 INDEX AND S&P 1500 APPAREL RETAIL INDEX

Period Ending

Company/Market/Peer Group	12/31/2005	12/31/2006	2/3/2007	2/2/2008	1/31/2009	1/30/2010	1/29/2011
Guess?, Inc.	$100.00	$178.17	$203.79	$211.46	$92.21	$231.11	$259.67
S&P 1500 Apparel Retail Index	$100.00	$109.57	$113.62	$92.48	$47.60	$92.03	$116.41
S&P 500 Index	$100.00	$115.79	$118.40	$116.23	$70.47	$93.83	$113.77

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

Share Repurchase Program

        The Company's share repurchases during each fiscal month of the fourth quarter of fiscal 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(3)
October 31, 2010 to November 27, 2010
Repurchase program(1)	—	—	—	$84,917,805
Employee transactions(2)	183	$41.21
November 28, 2010 to January 1, 2011
Repurchase program(1)	—	—	—	$84,917,805
Employee transactions(2)	48,151	$47.36
January 2, 2011 to January 29, 2011
Repurchase program(1)	—	—	—	$84,917,805
Employee transactions(2)	331	$45.63

Total
Repurchase program(1)	—	—	—
Employee transactions(2)	48,665	$47.33

(1)
On March 19, 2008, the Company announced that its Board of Directors had authorized a 2008 Share Repurchase Program to repurchase, from time to time and as market and business conditions warrant, up to $200 million of the Company's common stock ("2008 Share Repurchase Program").

(2)
Consists of shares surrendered to, or withheld by, the Company in satisfaction of employee tax withholding obligations that occur upon vesting of restricted stock awards granted under the Company's 2004 Equity Incentive Plan, as amended.

(3)
On March 14, 2011, the Company's Board of Directors authorized a new program to repurchase up to $250 million of its common stock. The newly authorized $250 million program (the "2011 Share Repurchase Program") includes $84.9 million remaining under the Company's previously authorized 2008 Share Repurchase Program. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. The amounts listed in this table exclude the effect of the 2011 Share Repurchase Program.

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

	Year Ended(1)
	Jan. 29 2011	Jan. 30, 2010	Jan. 31, 2009	Feb. 2, 2008	Feb. 3, 2007(2)	Dec. 31, 2006
	(in thousands, except per share data) (unaudited)
Statement of income data:
Net revenue	$2,487,294	$2,128,466	$2,093,390	$1,749,916	$1,252,664	$1,185,184
Earnings from operations	404,633	358,816	328,787	309,139	205,519	193,023
Income taxes	126,874	115,599	103,784	124,099	77,615	72,715
Net earnings attributable to Guess?, Inc.	289,508	242,761	213,562	186,472	131,172	123,168
Earnings per common share attributable to common stockholders:
Basic(3)	$3.14	$2.63	$2.27	$1.99	$1.44	$1.35
Diluted(3)	$3.11	$2.61	$2.25	$1.96	$1.42	$1.33
Dividends declared per common share	$2.68	$0.45	$0.36	$0.28	—	—
Weighted average shares outstanding— basic(3)	91,410	90,893	92,561	92,307	90,786	90,618
Weighted average shares outstanding—diluted(3)	92,115	91,592	93,258	93,518	92,031	91,885

	Jan. 29, 2011	Jan. 30, 2010	Jan. 31, 2009	Feb. 2, 2008	Feb. 3, 2007	Dec. 31, 2006
Balance sheet data:
Working capital	$732,564	$781,410	$558,305	$432,583	$283,938	$274,996
Total assets	1,685,804	1,531,249	1,246,566	1,186,228	843,322	836,925
Borrowings and capital lease, excluding current installments	12,218	14,137	14,586	18,724	17,336	18,018
Stockholders' equity	1,066,194	1,026,343	775,454	652,913	433,281	435,812

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

Business Segments

        In fiscal 2011, the Company revised its segment reporting whereby the North American wholesale and Asia segments are now separate segments for reporting purposes. The Company's businesses are now grouped into five reportable segments for management and internal financial reporting purposes: North American retail, Europe, Asia, North American wholesale and licensing. Information relating to these segments is summarized in Note 15 to the Consolidated Financial Statements. Management evaluates segment performance based primarily on revenues and earnings from operations. The Company believes this segment reporting better reflects how its five business segments are managed and each segment's performance is evaluated. The North American retail segment includes the Company's retail operations in North America. The Europe segment includes the Company's wholesale and retail operations in Europe and the Middle East. The Asia segment includes the Company's wholesale and retail operations in Asia. The North American wholesale segment includes the Company's wholesale operations in North America. The licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

        We acquired Focus Europe S.r.l. ("Focus"), our former licensee for GUESS by MARCIANO products in Europe, the Middle East and Asia, in December 2006. We also acquired BARN S.r.l. ("Barn"), our former kids licensee in Europe, in January 2008. Each of these entities is reported in our Europe segment. G by GUESS is a relatively new retail brand concept that was launched in early fiscal 2008 and is included in our North American retail segment. Our South Korea and China businesses, which we have operated directly since January 2007 and April 2007, respectively, are reported in our Asia segment. Our international jewelry license agreement, which expired in December 2009, was not renewed as the Company decided to directly operate this business going forward. Beginning in January 2010, the operating results of our international jewelry business are included in our Europe segment. Prior to that date, we recorded the related royalty income in our licensing segment.

Products

        We derive our net revenue from the sale of GUESS?, GUESS by MARCIANO, GUESS Kids and G by GUESS men's and women's apparel, and our licensees' products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line sites. We also derive royalty revenues from worldwide licensing activities.

Recent Global Economic Developments

        Economic conditions remain uncertain in many markets around the world and consumer behavior remains cautious. In North America in particular, the relatively weaker levels of consumer confidence and the highly promotional conditions among retailers may persist for some time. These conditions could affect both our growth and our profitability.

        The Company anticipates that potential inflationary pressures on raw materials, labor, freight or other commodities including oil, could begin to negatively impact the cost of product purchases primarily in the second half of the fiscal year 2012. The Company has plans to mitigate some of these effects through price increases on select items, supply chain initiatives, reduced markdowns and mix. However, there can be no assurances that these actions will be successful. In addition, increased prices could lead to reduced customer demand.

        We also continue to experience significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During fiscal 2011, the average U.S. dollar rate was stronger against the euro while weaker against the Canadian dollar and Korean won versus the comparable prior-year periods. This had an overall negative impact on the translation of our international revenues and earnings for the year ended January 29, 2011.

        In addition, some of our transactions that occur in Europe, Canada and South Korea are denominated in U.S. dollars, Swiss francs and British pounds exposing them to exchange rate fluctuations when converted to their functional currencies. These transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound intercompany liabilities and certain sales, operating expenses, and tax liabilities denominated in Swiss francs. Fluctuations in exchange rates can impact the profitability of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. The Company enters into derivative financial instruments to manage exchange risk on certain foreign currency transactions. However, the Company does not hedge all transactions denominated in foreign currency.

Long-Term Growth Strategy

        Despite the economic conditions described above, our key long-term strategies remain unchanged. Global expansion continues to be the cornerstone of our growth strategy. Our combined revenues outside of the U.S. and Canada represented roughly half of the total Company's revenues in fiscal 2011, compared to one-fifth in fiscal 2005. We expect to continue to expand in both Europe and Asia. Expanding our retail business across the globe is another important part of our growth strategy. We see opportunities to increase the number of GUESS? branded retail stores in Europe and Asia. In North America, we also see opportunities, particularly with our newer store concepts. We will continue to regularly evaluate and implement initiatives that we believe will build brand equity, grow our business and enhance profitability.

        Our North American retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the productivity and performance of existing stores. We will continue to emphasize our new G by GUESS store concept and our accessories business. This includes greater focus on our accessories line in our existing stores and the expansion of our GUESS? Accessories store concept. We currently plan to open between 40 and 45 retail stores across all concepts in the U.S. and Canada during fiscal 2012. In addition, we plan to reinvest in key existing locations as part of the roll-out of our new store designs. In February 2011, we opened our largest flagship store in the world in New York City with over 13,000 square feet.

        In Europe, we will continue to focus on developing new markets in Northern Europe where our brand is well known but under-penetrated and expand on our recent success in Western and Southern Europe. The Company is planning to increase the number of directly operated GUESS? retail stores in Europe. We recently opened flagship stores in Knightsbridge, London and Paseo di Gracia, Barcelona and we have expanded our existing flagship store in Milan, Italy. Together with our licensee partners, we plan to continue our international expansion in Europe by opening between 125 and 130 retail stores in fiscal 2012, about a quarter of which will be owned and operated directly by us.

        We see significant market opportunities in Asia and we are dedicating capital and human resources to support the region's growth and development. We and our partners have opened flagship stores in key cities such as Seoul, Shanghai, Hong Kong, Macau, Taipei and Beijing and have partnered with licensees to develop our business in the second tier cities in this region. We and our partners plan to open 70 retail stores across all concepts in Asia during fiscal 2012.

        The Company's capital expenditures for the full fiscal year 2012 are planned at approximately $150 million (before deducting estimated lease incentives of approximately $10 million), which includes key money investments for new European stores. The planned capital expenditures are primarily for expansion of our retail businesses in Europe and North America, store remodeling programs, expansion of our Asia business, investments in information systems, and other infrastructure investments.

Other

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

Executive Summary

The Company

        Net earnings attributable to Guess?, Inc. increased 19.3% to $289.5 million, or diluted earnings of $3.11 per common share, for the year ended January 29, 2011, compared to net earnings attributable to Guess?, Inc. of $242.8 million, or diluted earnings of $2.61 per common share, for the year ended January 30, 2010. The fiscal 2011 results included a benefit to revenues related to a revision in the estimated liability from the Company's loyalty program of $6.7 million before taxes (or $0.05 per diluted share) and an unfavorable impact related to the acceleration of pension cost amortization as a result of the curtailment in the Company's supplemental executive retirement plan ("SERP") resulting from the departure of Carlos Alberini, our former President and Chief Operating Officer, of $5.8 million before taxes (or $0.04 per diluted share).

        Total net revenue increased 16.9% to $2,487.3 million for the year ended January 29, 2011, from $2,128.5 million in the prior year. Revenues increased in all our segments and our international businesses drove the majority of our revenue growth. On a combined basis, our Europe and Asia segments represented 63.2% of the revenue increase. In constant U.S. dollars, revenues increased by 18.2% as currency translation fluctuations relating to our foreign operations unfavorably impacted reported net revenue for the year ended January 29, 2011 by $28.1 million compared to the prior year.

        Gross margin (gross profit as a percentage of total net revenues) declined 40 basis points to 43.8% for the year ended January 29, 2011, compared to 44.2% in the prior year. The negative impact of the stronger U.S. dollar on product purchases, increased occupancy costs due to retail expansion in Europe, lower initial markups in Europe, and higher markdowns in our North American retail segment were the main factors contributing to the lower gross margin.

        Selling, general and administrative ("SG&A") expenses, including asset impairment charges, increased 16.7% to $679.8 million for the year ended January 29, 2011, compared to $582.7 million in the prior year. The increase was driven by higher expenses and infrastructure costs to support our global retail expansion, higher volume driven expenses and higher marketing investments to enhance our brand's awareness around the world. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A compared to the same prior-year period. SG&A expense as a percentage of revenues ("SG&A rate"), including asset impairment charges, remained flat at 27.3% for the year ended January 29, 2011 compared to the prior year.

        In fiscal 2011, the Company recorded a supplemental executive retirement plan curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Carlos Alberini, the Company's former President and Chief Operating Officer. Mr. Alberini's departure resulted in a significant reduction in the total expected remaining years of future service of all participants combined, triggering the pension curtailment.

        Earnings from operations increased 12.8% to $404.6 million for the year ended January 29, 2011, compared to $358.8 million in the prior year. Operating margin declined 60 basis points to 16.3% for the year ended January 29, 2011, compared to 16.9% in the prior year as a result of the lower gross margin. Currency translation fluctuations relating to all our foreign operations unfavorably impacted earnings from operations by $7.3 million.

        Other income, net, (including interest income and expense) totaled $16.7 million for the year ended January 29, 2011, compared to other income, net, of $3.1 million in the prior year. Other income, net, in the year ended January 29, 2011 primarily consisted of net mark-to-market revaluation gains on foreign currency balances and contracts and net gains on non-operating assets.

        Our effective income tax rate decreased 180 basis points to 30.1% for the year ended January 29, 2011, compared to 31.9% in the prior year, primarily due to a larger mix of taxable income in lower tax jurisdictions in fiscal 2011.

        The Company had $442.1 million in cash and cash equivalents and short-term marketable securities as of January 29, 2011, down $60.0 million, compared to $502.1 million as of January 30, 2010. Dividends paid to shareholders during fiscal year 2011, including a special dividend of $2.00 per common share paid during the fourth quarter, were $247.1 million compared to $41.6 million paid during fiscal year 2010. Total borrowings as of January 29, 2011, primarily related to our capital lease in Europe, was $14.4 million, down $2.1 million from $16.5 million as of January 30, 2010. Accounts receivable increased by $74.8 million, or 26.3%, to $358.5 million at January 29, 2011, compared to $283.7 million at January 30, 2010. This increase was primarily driven by the sales growth in our European wholesale business in the fourth quarter of fiscal 2011. Inventory increased by $41.5 million, or 16.4%, to $294.7 million as of January 29, 2011, compared to $253.2 million as of January 30, 2010. The increase in inventory primarily supports the expansion of our European business, including a significant increase in our retail store base, as well as growth in our North American businesses.

North American Retail

        Our North American retail segment, comprising North American full-price retail stores, factory outlet stores and e-commerce, generated net sales of $1,069.9 million during the year ended January 29, 2011, an increase of $86.0 million, or 8.7%, from $983.9 million in the prior year. The increase was primarily driven by a larger store base, which represented a net 4.4% increase in average square footage compared to the year ended January 30, 2010, positive comparable store sales of 2.9% (1.1% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores) and the benefit to revenues of $6.7 million related to a revision in the estimated liability from the Company's loyalty program. North American retail earnings from operations decreased by $9.7 million, or 7.3%, to $122.6 million for the year ended January 29, 2011, compared to $132.3 million in the prior year. Operating margin decreased by 190 basis points to 11.5% for the year ended January 29, 2011, compared to 13.4% for the year ended January 30, 2010. The decrease in both earnings from operations and operating margin was due primarily to higher expenses to support our retail store expansion, the impact of higher markdowns on product margins and higher marketing costs, partially offset by the favorable impact to earnings from the higher sales and the benefit to revenues related to a revision in the estimated liability from the Company's loyalty program. Currency translation fluctuations relating to our non-U.S. retail stores favorably impacted earnings from operations by $3.2 million.

        In fiscal 2011, we opened 59 new stores in the U.S. and Canada and closed 10 stores. At January 29, 2011, we operated 481 stores in the U.S. and Canada, comprised of 192 full-price GUESS? retail stores, 118 GUESS? factory outlet stores, 60 GUESS? Accessories stores, 57 GUESS by MARCIANO stores, and 54 G by GUESS stores. This compares to 432 stores as of January 30, 2010.

Europe

        In Europe, revenues increased by $173.1 million, or 23.2%, to $920.3 million for the year ended January 29, 2011, compared to $747.2 million in the prior year. All of our European businesses contributed to this growth. We expanded our base of directly operated stores and our existing stores generated positive comparable store sales. Our existing wholesale business also grew in the year, which included sales from our new international jewelry business and earlier deliveries of our spring product, primarily in our accessories business, which resulted in a favorable shift of orders delivered in the fourth quarter of fiscal 2011 which would have normally occurred during the first quarter of fiscal 2012. The increase was partially offset by the unfavorable currency translation impact on revenues of $62.0 million caused by changes in foreign currency exchange rates. At January 29, 2011, we directly operated 141 stores in Europe compared to 84 stores at January 30, 2010, excluding concessions. Earnings from operations from our Europe segment increased $20.1 million, or 11.6%, to $193.3 million for the year ended January 29, 2011, compared to $173.2 million in the prior year. Operating margin declined 220 basis points to 21.0% for the year ended January 29, 2011, compared to 23.2% for the prior year. The decline resulted from lower gross margins due to the stronger U.S. dollar's impact on product purchases, higher occupancy costs, given our retail expansion in the region and lower initial markups in our wholesale business. These were partially offset by the improved product margins in our directly operated retail stores as well as the favorable impact of product and channel mix. Currency translation fluctuations relating to our Europe business unfavorably impacted earnings from operations by $13.6 million.

Asia

        In Asia, revenue increased by $53.6 million, or 36.4%, to $200.9 million for the year ended January 29, 2011, compared to $147.3 million in the prior year. All of our Asia businesses contributed to this growth, led by our South Korea business. We continued to grow our Asia business, where we, along with our partners, opened 43 stores and 80 concessions during the year ended January 29, 2011. Our Greater China business also increased revenues as we continue to develop our business in this region in both first and second tier cities. Currency translation fluctuations relating to our South Korea operations favorably impacted net revenue in our Asia segment by $9.8 million. Earnings from operations from our Asia segment increased by $12.8 million, or 80.9%, to $28.6 million for the year ended January 29, 2011, compared to $15.8 million in the prior year. Operating margin increased 360 basis points to 14.3% for the year ended January 29, 2011, compared to 10.7% for the prior year. The improvement was driven by the leveraging of occupancy and SG&A expenses, and overall higher product margins. Currency translation fluctuations relating to our South Korea business favorably impacted earnings from operations by $1.6 million.

North American Wholesale

        Our North American wholesale segment revenue increased by $28.3 million, or 18.5%, to $181.0 million for the year ended January 29, 2011, from $152.7 million in the prior year. The increase was driven by higher sales in all our businesses, led by the U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue in our North American wholesale segment by $4.8 million. North American wholesale earnings from operations increased by $11.0 million, or 31.2%, to $46.2 million for the year ended January 29, 2011, compared to $35.2 million in the prior year. Operating margin improved by 250 basis points to 25.5% for the year ended January 29, 2011, compared to 23.0% for the year ended January 30, 2010. The operating margin expansion was primarily driven by SG&A expense leverage compared to the prior year. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted earnings from operations by $1.5 million.

Licensing

        Our licensing royalty revenues increased by $17.8 million, or 18.4%, to $115.2 million, compared to $97.4 million in the prior year, driven by royalties from higher sales in our watches, handbags, footwear and eyewear categories, partially offset by the loss of royalties as a result of the direct operation of our international jewelry business since January 2010. Earnings from operations increased by $17.6 million to $104.2 million for the year ended January 29, 2011, compared to $86.6 million for the year ended January 30, 2010.

Corporate Overhead

        Corporate overhead expenses increased by $5.9 million, or 7.0%, to $90.2 million for the year ended January 29, 2011, from $84.3 million in the prior year. The increase was primarily driven by the pension curtailment expense.

Global Store Count

        In fiscal 2011, together with our partners, we opened 237 new stores worldwide, consisting of 125 stores in Europe and the Middle East, 59 stores in the U.S. and Canada, 43 stores in Asia and 10 stores in Central and South America. Together with our partners we closed 74 stores worldwide, including 39 stores in Europe and the Middle East, 21 stores in Asia, 10 stores in the U.S. and Canada and 4 stores in Central and South America.

        We ended fiscal 2011 with 1,373 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	481	481	—
Europe and the Middle East	474	141	333
Asia	357	28	329
Other	61	19	42

Total	1,373	669	704

        This store count does not include 267 concessions located primarily in South Korea and Greater China because of their smaller store size in relation to our standard international store size. Of the total 1,373 stores, 942 were GUESS? stores, 267 were GUESS? Accessories stores, 101 were GUESS by MARCIANO stores and 63 were G by GUESS stores.

Critical Accounting Policies and Estimates

        The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an ongoing basis including those related to the valuation of inventories, accounts receivable allowances, sales return allowances, loyalty and gift card accruals, the useful life of assets for depreciation, restructuring expense and accruals, evaluation of asset impairment, recoverability of deferred taxes, unrecognized tax benefits, workers compensation accruals, litigation reserves, pension obligations and share-based compensation.

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

        Costs associated with customer markdowns are recorded as a reduction to revenues, and any unapplied amounts are included in the allowance for accounts receivable. Historically, these markdown allowances resulted from seasonal negotiations with the Company's wholesale customers, as well as historical trends and the evaluation of the impact of economic conditions.

  Sales returns reserves

        The Company accrues for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and reduces sales and cost of sales accordingly based on historical return experience. The Company's policy allows retail customers in certain regions a 30 day period to return merchandise following the date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise.

  Inventory reserves

        Inventories are valued at the lower of cost (primarily weighted average method) or market. The Company continually evaluates its inventories by assessing slow moving product as well as prior seasons' inventory. Market value of aged inventory is estimated based on historical sales trends for each product line category, the impact of market trends, an evaluation of economic conditions, available liquidation channels and the value of current orders relating to the future sales of this type of inventory. The Company closely monitors off-price sales to ensure the actual results closely match initial estimates. Estimates are regularly updated based upon this continuing review.

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

  Pension benefit plan actuarial assumptions

        The Company's pension obligations and related costs are calculated using actuarial concepts, within the authoritative guidance framework. The discount rate and estimated future compensation are both important elements of expense and/or liability measurement. We evaluate these critical assumptions annually which enables us to state expected future payments for benefits as a present value on the measurement date. Refer to Note 10 to the Consolidated Financial Statements for Supplemental Executive Retirement Plan related information.

  Litigation reserves

        Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated balance sheet. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the results of operations and financial position.

  Share-based compensation

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of authoritative guidance using the modified prospective transition method. Under this method, compensation cost recognized after January 1, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with authoritative guidance. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for new grants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company's common stock. The expected life used prior to November 2007 was based on the "simplified" method described in authoritative guidance. For options granted beginning November 2007, the expected term is determined based on historical trends. The dividend yield for 2006 and prior years was assumed to be zero since the Company had not historically declared and did not have a plan to declare dividends on an ongoing basis until the Board of Directors authorized and approved the initiation of quarterly dividends in February 2007. The expected dividend yield starting from 2007 is based on the Company's history and expectations of dividend payouts. The expected forfeiture rate is determined based on historical data. Compensation expense for nonvested stock options and stock awards is recognized on a straight-line basis over the vesting period.

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

        The Company's objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British pounds or Swiss francs and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound intercompany liabilities. In addition, certain sales, operating expenses, and tax liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts to manage exchange risk on certain of these anticipated foreign currency transactions. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in cost of product sales, SG&A or other income and expenses in the period which approximates the time the hedged merchandise inventory is sold or the hedged operating expense and hedged intercompany liability is incurred.

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

  Loyalty programs

        The Company launched customer loyalty programs for its G by GUESS, GUESS? and GUESS by MARCIANO stores in July 2009, August 2008 and September 2007, respectively. The GUESS? and GUESS by MARCIANO loyalty programs were merged in May 2009. Under the programs, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. The programs have expiration dates for the points and awards. Prior to fiscal 2011, all unexpired, unredeemed points and awards were accrued in current liabilities and recorded as a reduction of net sales as points were accumulated by the member. In fiscal 2011, the Company revised its approach to estimate the value of future award redemptions under the existing loyalty program by incorporating historical redemption rates. In connection with this revision, the Company recorded a cumulative adjustment of $6.7 million to increase net revenue and to adjust the current liability balance to an amount reflecting estimated future award redemptions. This adjustment had a favorable impact of $0.05 per share. The aggregate dollar value of the loyalty program accruals included in accrued liabilities was $2.7 million and $9.8 million at January 29, 2011 and January 30, 2010, respectively. Future revisions to the estimated liability may result in changes to net revenue.

RESULTS OF OPERATIONS

        The following table sets forth actual operating results for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 as a percentage of net revenue:

	Year Ended
	Jan. 29, 2011	Jan. 30, 2010	Jan. 31, 2009
Product sales	95.4%	95.4%	95.2%
Net royalties	4.6	4.6	4.8

Total net revenue	100.0	100.0	100.0
Cost of product sales	56.2	55.8	55.9

Gross profit	43.8	44.2	44.1
Selling, general and administrative expenses	27.1	27.1	27.2
Pension curtailment expense	0.2	—	—
Asset impairment charges	0.2	0.2	1.2

Earnings from operations	16.3	16.9	15.7
Interest expense	(0.1)	(0.1)	(0.2)
Interest income	0.1	0.1	0.3
Other income (expense), net	0.6	0.1	(0.6)

Earnings before income taxes	16.9	17.0	15.2
Income taxes	5.1	5.4	5.0

Net earnings	11.8	11.6	10.2
Net earnings attributable to noncontrolling interests	0.2	0.2	—

Net earnings attributable to Guess?, Inc.	11.6%	11.4%	10.2%

Year Ended January 29, 2011 Compared to Year Ended January 30, 2010

 NET REVENUE.    Net revenue for the year ended January 29, 2011 increased by $358.8 million, or 16.9%, to $2,487.3 million, from $2,128.5 million for the year ended January 30, 2010. Revenues increased in all our segments and our international business drove the majority of our revenue growth. On a combined basis, our Europe and Asia segments represented 63.2% of the revenue increase. In constant U.S. dollars, revenues increased by 18.2% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $28.1 million compared to the prior year.

        Net revenue from our North American retail operations increased by $86.0 million, or 8.7%, to $1,069.9 million for the year ended January 29, 2011, from $983.9 million for the year ended January 30, 2010. This increase was primarily due to a larger store base, positive comparable store sales of 2.9% (1.1% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores) and a $6.7 million increase to revenues related to a revision in the estimated liability from the Company's loyalty program. The store base increased by an average of 22 net additional stores during the year ended January 29, 2011 compared to the prior year, resulting in a net 4.4% increase in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores favorably impacted net revenue in our retail segment by $19.3 million.

        Net revenue from our Europe operations increased by $173.1 million, or 23.2%, to $920.3 million for the year ended January 29, 2011, from $747.2 million for the year ended January 30, 2010. All of our European businesses contributed to this growth. We expanded our base of directly operated stores and our existing stores generated positive comparable store sales. Our existing wholesale business also grew in the year, which included sales from our new international jewelry business and earlier deliveries of our spring product, primarily in our accessories business, which resulted in a favorable shift of orders delivered in the fourth quarter of fiscal 2011 which would have normally occurred during the first quarter of fiscal 2012. At January 29, 2011, we directly operated 141 stores in Europe compared to 84 stores at the prior year end, excluding concessions. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $62.0 million.

        Net revenue from our Asia operations increased by $53.6 million, or 36.4%, to $200.9 million for the year ended January 29, 2011, from $147.3 million for the year ended January 30, 2010. We continued to grow our Asia business, where we, along with our partners, opened 43 stores and 80 concessions during the year ended January 29, 2011. Our South Korea business continued to drive the growth in this region with a greater number of doors compared to the same prior-year period and stronger existing door performance. Our Greater China business also increased revenues as we continue to develop our business in this region in both first and second tier cities. Currency translation fluctuations relating to our South Korea operations favorably impacted net revenue in our Asia segment by $9.8 million.

        Net revenue from our North American wholesale operations increased by $28.3 million, or 18.5%, to $181.0 million for the year ended January 29, 2011, from $152.7 million for the year ended January 30, 2010. The increase was driven by higher sales in all our businesses, led by the U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue in our North American wholesale segment by $4.8 million.

        Net royalty revenue from licensing operations increased by $17.8 million, or 18.4%, to $115.2 million for the year ended January 29, 2011, from $97.4 million for the year ended January 30, 2010. This increase was driven by royalties on higher sales in our watches, handbags, footwear and eyewear categories, partially offset by the loss of royalties as a result of the direct operation of our international jewelry business since January 2010.

 GROSS PROFIT.    Gross profit increased by $148.7 million, or 15.8%, to $1,090.2 million for the year ended January 29, 2011, from $941.5 million for the year ended January 30, 2010 due to the growth in revenue, partially offset by higher occupancy costs. While all segments contributed to the growth, the largest increase in gross profit came from our Europe segment.

        Gross margin declined 40 basis points to 43.8% for the year ended January 29, 2011, from 44.2% for the year ended January 30, 2010. The negative impact of the stronger U.S. dollar on product purchases, increased occupancy costs due to retail expansion in Europe, lower initial markups in Europe, and higher markdowns in our North American retail segment were the main factors contributing to the lower gross margin.

        The Company's gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, exclude the wholesale related distribution costs from gross margin, including them instead in SG&A expenses.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    SG&A expenses, including asset impairment charges, increased by $97.1 million, or 16.7%, to $679.8 million for the year ended January 29, 2011, from $582.7 million for the year ended January 30, 2010. The increase was driven by higher expenses and infrastructure costs to support our global retail expansion, higher volume driven expenses and higher marketing investments to enhance our brand's awareness around the world. The SG&A rate, including asset impairment charges, remained flat at 27.3% for the year ended January 29, 2011 compared to the prior year.

 PENSION CURTAILMENT EXPENSE.    In fiscal 2011, the Company recorded a supplemental executive retirement plan curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Carlos Alberini, the Company's former President and Chief Operating Officer. Mr. Alberini's departure resulted in a significant reduction in the total expected remaining years of future service of all participants combined, triggering the pension curtailment.

 EARNINGS FROM OPERATIONS.    Earnings from operations increased by $45.8 million, or 12.8%, to $404.6 million for the year ended January 29, 2011, from $358.8 million for the year ended January 30, 2010. The increase in earnings from operations primarily resulted from the following:

  •
  Earnings from operations for the North American retail segment decreased by $9.7 million to $122.6 million for the year ended January 29, 2011, compared to $132.3 million for the year ended January 30, 2010. The decrease in earnings from operations was due primarily to higher expenses to support our retail store expansion, the impact of higher markdowns on product margins and higher marketing costs, partially offset by the favorable impact to earnings from the higher sales and the $6.7 million benefit to revenues related to a revision in the estimated liability from the Company's loyalty program. Currency translation fluctuations relating to our non-U.S. retail stores favorably impacted earnings from operations by $3.2 million.

  •
  Earnings from operations for the Europe segment increased $20.1 million to $193.3 million for the year ended January 29, 2011, compared to $173.2 million for the year ended January 30, 2010. The increase was driven by sales growth from all of our European businesses, led by the expansion of our directly operated retail store base, improved product margins in our directly operated stores and higher sales from our new jewelry business. This increase was partially offset by lower gross margins due to the stronger U.S. dollar's impact on product purchases, higher occupancy costs, given our retail expansion in the region and lower initial markups. Currency translation fluctuations unfavorably impacted earnings from operations by $13.6 million.

  •
  Earnings from operations for the Asia segment increased by $12.8 million to $28.6 million for the year ended January 29, 2011, compared to $15.8 million for the year ended January 30, 2010. The increase was driven by growth in all of our businesses in the region, the leveraging of occupancy and SG&A expenses, and overall higher product margins. Currency translation fluctuations relating to our South Korea business favorably impacted earnings from operations by $1.6 million.

  •
  Earnings from operations for the North American wholesale segment increased by $11.0 million to $46.2 million for the year ended January 29, 2011, compared to $35.2 million for the year ended January 30, 2010. The increase in earnings from operations was mainly due to sales growth and the leveraging of SG&A expenses. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted earnings from operations by $1.5 million.

  •
  Earnings from operations for the licensing segment increased by $17.6 million to $104.2 million for the year ended January 29, 2011, compared to $86.6 million for the year ended January 30, 2010. The increase was driven by increased royalties due to higher licensed product sales, partially offset by the loss of royalties as a result of the direct operation of our international jewelry business since January 2010.

  •
  Unallocated corporate overhead increased by $5.9 million to $90.2 million for the year ended January 29, 2011, compared to $84.3 million for the year ended January 30, 2010. The increase was primarily driven by the pension curtailment expense.

        Operating margin decreased 60 basis points to 16.3% for the year ended January 29, 2011, compared to 16.9% for the year ended January 30, 2010. The operating margin decrease was primarily due to the overall lower gross margins.

 INTEREST EXPENSE AND INTEREST INCOME.    Interest expense decreased to $1.2 million for the year ended January 29, 2011, compared to $2.2 million for the year ended January 30, 2010. At January 29, 2011, total borrowings, primarily related to our capital lease in Europe was $14.4 million, compared to $16.5 million at January 30, 2010. The decrease was due to lower average debt balances in Europe. The average debt balance for the year ended January 29, 2011, was $14.7 million, versus an average debt balance of $42.5 million for the year ended January 30, 2010, which included the use of certain lines of credit during the prior year. Interest income decreased slightly to $1.6 million for the year ended January 29, 2011, compared to $1.7 million for the year ended January 30, 2010.

 OTHER INCOME, NET.    Other income, net, was $16.4 million for the year ended January 29, 2011, compared to other income, net, of $3.6 million for the year ended January 30, 2010. Other income, net, in the year ended January 29, 2011 primarily consisted of net mark-to-market revaluation gains on foreign currency balances and contracts and net gains on non-operating assets. Other income, net, for the year ended January 30, 2010 primarily resulted from net mark-to-market gains related to our insurance policy investments, partially offset by net mark-to-market losses related to the revaluation of foreign currency balances and contracts.

 INCOME TAXES.    Income tax expense for the year ended January 29, 2011 was $126.9 million, or a 30.1% effective tax rate, compared to income tax expense of $115.6 million, or a 31.9% effective tax rate, for the year ended January 30, 2010. The lower tax rate in the current year was primarily due to a larger mix of taxable income in lower tax jurisdictions in fiscal 2011.

 NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS.    Net earnings attributable to noncontrolling interests for the year ended January 29, 2011 was $5.0 million, net of taxes, as compared to $3.6 million, net of taxes, for the year ended January 30, 2010. The increase was due to higher earnings from our Mexico operations.

 NET EARNINGS ATTRIBUTABLE TO GUESS?, INC.    Net earnings attributable to Guess?, Inc. increased by $46.7 million, or 19.3%, to $289.5 million for the year ended January 29, 2011, from $242.8 million for the year ended January 30, 2010. Diluted earnings per common share increased to $3.11 per share for the year ended January 29, 2011, compared to $2.61 per share for the year ended January 30, 2010.

Year Ended January 30, 2010 Compared to Year Ended January 31, 2009

 NET REVENUE.    Net revenue for the year ended January 30, 2010 increased by $35.1 million, or 1.7%, to $2,128.5 million, from $2,093.4 million for the year ended January 31, 2009. Our Europe, Asia, and North American retail segments increased revenues for the year ended January 30, 2010, while North American wholesale revenues and royalty revenues in our licensing business declined. Currency translation fluctuations relating to all our foreign operations unfavorably impacted net revenue by $47.0 million compared to the prior year.

        Net revenue from our North American retail operations increased by $5.9 million, or 0.6%, to $983.9 million for the year ended January 30, 2010, from $978.0 million for the year ended January 31, 2009. The slight increase was driven by an average of 26 net additional stores during the year ended January 30, 2010, resulting in a net 5.6% increase in average square footage compared to the prior year. This growth was partially offset by a decline in comparable stores sales of 4.5%. Currency translation fluctuations relating to our Canadian retail stores unfavorably impacted net revenue in our retail segment by $5.6 million.

        Net revenue from our Europe operations increased by $28.2 million, or 3.9%, to $747.2 million for the year ended January 30, 2010, from $719.0 million for the year ended January 31, 2009. The increase was driven primarily by our retail business in Europe. Wholesale revenues in Europe increased slightly, resulting from the addition of our new international jewelry business, which before January 2010, was operated as a licensed business. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $29.5 million. At January 30, 2010, we directly operated 84 stores in Europe compared to 61 stores at the prior year end.

        Net revenue from our Asia operations increased by $27.4 million, or 22.9%, to $147.3 million for the year ended January 30, 2010, from $119.9 million for the year ended January 31, 2009. All of our Asia businesses contributed to this growth, with a greater number of doors compared to the prior year. Currency translation fluctuations relating to our South Korea operations unfavorably impacted net revenue in our Asia segment by $8.6 million.

        Net revenue from our North American wholesale operations decreased by $23.6 million, or 13.4%, to $152.7 million for the year ended January 30, 2010, from $176.3 million for the year ended January 31, 2009. Our U.S. wholesale business continued to be impacted by the economic downturn as department stores continued to manage their inventories tightly. Currency translation fluctuations relating to our non-U.S. businesses unfavorably impacted net revenue in our North American wholesale segment by $3.3 million.

        Net royalty revenue from licensing operations decreased by $2.9 million, or 2.9%, to $97.4 million for the year ended January 30, 2010, from $100.3 million for the year ended January 31, 2009. This decrease was driven primarily by lower royalties resulting from lower watch product sales.

 GROSS PROFIT.    Gross profit increased by $18.9 million, or 2.0%, to $941.5 million for the year ended January 30, 2010, from $922.6 million for the year ended January 31, 2009. This increase was primarily driven by our North American retail, Asia and Europe segments, partially offset by the unfavorable impact of foreign currency fluctuations and a decline in sales from our North American wholesale segment.

        Gross margin increased slightly by 10 basis points to 44.2% for the year ended January 30, 2010, from 44.1% for the year ended January 31, 2009. The increase was attributable to higher product margins in our North American retail and Asia segments, offset by occupancy deleverage in our Europe and North American retail segments as a result of a larger mix of European retail stores and negative comparable store sales.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    SG&A expenses, including asset impairment charges, decreased by $11.1 million, or 1.9%, to $582.7 million for the year ended January 30, 2010, from $593.8 million for the year ended January 31, 2009. The decrease was driven by lower asset impairment charges related to our retail stores of $4.7 million for the year ended January 30, 2010, compared to $24.4 million of impairment charges for the year ended January 31, 2009. The decrease was also driven by lower marketing expenses during fiscal year 2010 as compared to the prior year and the favorable impact of the stronger dollar versus the prior year when translating SG&A expenses for our foreign operations into U.S. dollars. The decrease was partially offset by higher store selling expenses, due to our retail expansion in Europe, as well as higher performance-based and other compensation related costs.

        The SG&A rate improved by 100 basis points to 27.4% for the year ended January 30, 2010, compared to 28.4% in the prior year. The net impact of the asset impairment charges during the year ended January 30, 2010 and the prior year accounted for all this improvement.

 EARNINGS FROM OPERATIONS.    Earnings from operations increased by $30.0 million, or 9.1%, to $358.8 million for the year ended January 30, 2010, from $328.8 million for the year ended January 31, 2009. The increase in earnings from operations primarily resulted from the following:

  •
  Earnings from operations for the North American retail segment increased by $39.1 million to $132.3 million for the year ended January 30, 2010, compared to $93.2 million for the year ended January 31, 2009. The increase in earnings from operations was driven by higher gross profit, lower asset impairment charges, and lower operating and marketing expenses.

  •
  Earnings from operations for the Europe segment increased $4.6 million to $173.2 million for the year ended January 30, 2010, compared to $168.6 million for the year ended January 31, 2009. The increase was due primarily to sales growth in our retail business and lower marketing expenses, partially offset by higher store selling expenses to support the expansion of our retail business in the region. The currency translation fluctuations unfavorably impacted earnings from operations by $5.9 million.

  •
  Earnings from operations for the Asia segment increased by $10.1 million to $15.8 million for the year ended January 30, 2010, compared to $5.7 million for the year ended January 31, 2009. The increase was driven by growth in all of our businesses in the region, partially offset by higher SG&A expenses to support that growth and the unfavorable translation impact of the stronger U.S. dollar on the South Korean business. Currency translation fluctuations relating to our South Korea business unfavorably impacted earnings from operations by $1.1 million.

  •
  Earnings from operations for the North American wholesale segment decreased by $4.6 million to $35.2 million for the year ended January 30, 2010, compared to $39.8 million for the year ended January 31, 2009. The decrease in earnings from operations was mainly driven by lower sales volume, partially offset by lower operating and marketing expenses. Currency translation fluctuations relating to non-U.S. wholesale businesses unfavorably impacted earnings from operations by $0.6 million.

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

 OTHER INCOME OR EXPENSE, NET.    Other income, net, was $3.6 million for the year ended January 30, 2010, compared to other expense, net, of $11.3 million for the year ended January 31, 2009. Other income, net, in the year ended January 30, 2010, primarily consisted of net mark-to-market gains related to our insurance policy investments, partially offset by net mark-to-market losses related to the revaluation of foreign currency balances and contracts. Other expense, net, for the year ended January 31, 2009 primarily resulted from the decline in value of insurance policy investments and other non-operating assets.

 INCOME TAXES.    Income tax expense for the year ended January 30, 2010 was $115.6 million, or a 31.9% effective tax rate, compared to income tax expense of $103.8 million, or a 32.6% effective tax rate, for the year ended January 31, 2009. The lower tax rate in fiscal year 2010 was due to a higher proportion of earnings in lower tax jurisdictions.

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

LIQUIDITY AND CAPITAL RESOURCES

        We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the fiscal year ended January 29, 2011, the Company relied on trade credit, available cash, real estate leases, and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe, as described below under "—Credit Facilities." There are no borrowings relating to the existing Credit Facility. As of January 29, 2011, the Company had cash and cash equivalents of $427.0 million and short-term investments of $15.1 million. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in three diversified money market funds. The funds are all AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. As of January 29, 2011, we do not have any exposure to auction-rate security investments in these funds. Please see "Part I, Item 1A. Risk Factors" for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

        The Company has presented below the cash flow performance comparison of the year ended January 29, 2011, versus the year ended January 30, 2010.

Operating Activities

        Net cash provided by operating activities was $346.4 million for the fiscal year ended January 29, 2011, compared to $358.2 million for the fiscal year ended January 30, 2010, or a decrease of $11.8 million. The decrease was driven by the unfavorable timing impact of working capital changes on operating cash flows as a result of the higher growth in accounts receivable, inventory and related indirect tax receivables during the year ended January 29, 2011, compared to the prior year period, where we had experienced a slow down in growth due to the global economic conditions at the time. The trend was most evident in our European operation which is our largest wholesale business and represents the majority of our accounts receivable balance. This was partially offset by higher net earnings and the favorable benefit of the growth in accounts payable and accrued expenses relative to the prior year.

        At January 29, 2011, the Company had working capital (including cash and cash equivalents) of $732.6 million compared to $781.4 million at January 30, 2010. The Company's primary working capital needs are for inventory and accounts receivable. Accounts receivable at January 29, 2011 amounted to $358.5 million, up $74.8 million, compared to $283.7 million at January 30, 2010. This increase was primarily driven by the sales growth in our European wholesale business in the fourth quarter of fiscal 2011. Approximately $171.6 million of our receivables, or 47.9% of the $358.5 million in accounts receivable at January 29, 2011, were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at January 29, 2011 amounted to $294.7 million compared to $253.2 million at January 30, 2010. The increase in inventory primarily supports the expansion of our European business, including a significant increase in our retail store base, as well as growth in our North American businesses.

Investing Activities

        Net cash used in investing activities was $146.1 million for the fiscal year ended January 29, 2011, compared to $90.8 million for the fiscal year ended January 30, 2010. Cash used in investing activities related primarily to the expansion of our European and North American retail businesses, capital expenditures incurred on existing store remodeling programs in North America and Europe, purchase of short-term investment securities, investments in information systems, expansion of our Asia business, improvements to our headquarter buildings and other enhancements.

        The increase in cash used in investing activities related primarily to the higher spending on new stores and remodeling of existing stores during the fiscal year ended January 29, 2011 versus the prior year and the purchase of short-term investment securities in the current year, partially offset by higher spending on improvements to headquarter buildings in the prior year and the favorable settlement of foreign currency forward contracts compared to the prior year. During the fiscal year ended January 29, 2011, the Company opened 126 owned stores compared to 43 owned stores that were opened in the prior year.

Financing Activities

        Net cash used in financing activities was $277.0 million for the fiscal year ended January 29, 2011, compared to $61.8 million for the fiscal year ended January 30, 2010. The increase in net cash used in financing activities in the current period compared to the prior year was due primarily to higher dividends during the current period and higher repurchases of shares of the Company's common stock under the 2008 Share Repurchase Program, partially offset by higher repayments of borrowings in the prior year. In the fourth quarter of fiscal 2011, the Company paid a special cash dividend of $2.00 per share and increased its regular quarterly cash dividend from $0.16 to $0.20 per share.

Contractual Obligations and Commitments

        The following table summarizes the Company's contractual obligations at January 29, 2011 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Short-term borrowings	$524	$524	$—	$—	$—
Capital lease obligations(1)	16,664	2,864	4,409	4,308	5,083
Operating lease obligations(2)	1,134,115	168,789	310,712	264,259	390,355
Purchase obligations(3)	160,711	160,711	—	—	—
Benefit obligations(4)	101,783	683	1,203	3,741	96,156

Total	$1,413,797	$333,571	$316,324	$272,308	$491,594

Other commercial commitments(5)	$1,400	$1,400	$—	$—	$—

(1)
Includes interest on capital lease obligations.

(2)
Does not include insurance, taxes and common area maintenance charges. In fiscal 2011, these variable charges totaled $50.9 million.

(3)
Purchase obligations represent open purchase orders for merchandise at the end of the fiscal year. These purchase orders can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations. Accordingly, a comparison of purchase orders from period to period is not necessarily meaningful.

(4)
Includes expected payments associated with the deferred compensation plan and the Supplemental Executive Retirement Plan through fiscal 2045.

(5)
Consists of standby letters of credit for guarantee of foreign subsidiary's borrowings, workers' compensation and general liability insurance.

        Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $17.0 million. This liability for unrecognized tax benefits has been excluded because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.

Dividends

        During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company's common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.20 per common share.

        During the fourth quarter of fiscal 2011, the Company paid a special cash dividend of $2.00 per share of the Company's common stock, totaling approximately $184 million, and a regular quarterly cash dividend of $0.20 per share. For the years ended January 29, 2011, January 30, 2010 and January 31, 2009, the Company paid dividends of $247.1 million, $41.6 million and $34.0 million, respectively.

        On March 16, 2011, the Company announced a quarterly cash dividend of $0.20 per share of the Company's common stock. The dividend will be payable on April 15, 2011 to stockholders of record at the close of business on March 30, 2011.

        The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based on a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.

Capital Expenditures

        Gross capital expenditures totaled $123.1 million, before deducting lease incentives of $14.2 million, for the fiscal year ended January 29, 2011. This compares to gross capital expenditures of $82.3 million, before deducting lease incentives of $5.4 million, for the fiscal year ended January 30, 2010. The Company's capital expenditures for the full fiscal year 2012 are planned at approximately $150 million (before deducting estimated lease incentives of approximately $10 million), which includes key money investments for new European stores. The planned capital expenditures are primarily for expansion of our retail businesses in Europe and North America, store remodeling programs, investments in information systems, expansion of our Asia business and other infrastructure investments.

        In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities

        On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the "Credit Facility"). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. The Company is in discussions with potential lenders and fully expects to have a replacement facility in place prior to the scheduled maturity on September 30, 2011. The size, rates and other key terms of the replacement facility have yet to be determined. At January 29, 2011, the Company had $1.4 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility. See Note 8 to the Consolidated Financial Statements for further information regarding the terms of the Credit Facility.

        The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $208.1 million, limited primarily by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at January 29, 2011, the Company could have borrowed up to approximately $201.5 million under these agreements. However, the Company's ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At January 29, 2011, the Company had no outstanding borrowings and $6.6 million in outstanding documentary letters of credit under these credit agreements. The agreements are primarily denominated in euros and provide for annual interest rates ranging from 0.9% to 3.1%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for $20.4 million that has a minimum net equity requirement, there are no other financial ratio covenants.

        The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At January 29, 2011, the capital lease obligation was $13.9 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability at January 29, 2011 was approximately $0.6 million.

        From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

        In March 2008, the Company's Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time to time and as market and business conditions warrant, up to $200 million of the Company's common stock (the "2008 Share Repurchase Program"). During the year ended January 29, 2011, the Company repurchased 1.5 million shares under the 2008 Share Repurchase Program at an aggregate cost of $49.3 million, all of which occurred in the second quarter ended July 31, 2010. At January 29, 2011, the Company had remaining authority under the 2008 Share Repurchase Program to purchase an additional $84.9 million of its common stock.

        On March 14, 2011, the Company's Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of its common stock. The newly authorized $250 million program (the "2011 Share Repurchase Program") includes $84.9 million remaining under the Company's previously authorized 2008 Share Repurchase Program. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.

Other

        On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan ("SERP") which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The participants in the SERP were Maurice Marciano, Chairman of the Board, Paul Marciano, Chief Executive Officer and Vice Chairman of the Board, and Carlos Alberini, the Company's former President and Chief Operating Officer. In the first quarter of fiscal 2011, the Company recorded a $5.8 million charge related to the accelerated amortization of prior service cost resulting from the departure of Mr. Alberini from the Company. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has and expects to continue to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender values of the insurance policies were $32.9 million and $22.1 million as of January 29, 2011 and January 30, 2010, respectively and were included in other assets. As a result of a change in value of the insurance policy investments, the Company recorded gains (losses) of $2.7 million, $3.1 million and $(3.2) million in other income and expenses during fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

        In January 2002, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 4,000,000 shares of common stock for the ESPP. During the year ended January 29, 2011, 42,695 shares of the Company's common stock were issued pursuant to the ESPP at an average price of $30.69 per share for a total of $1.3 million.

INFLATION

        The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability. However, the Company anticipates that potential inflationary pressures on raw materials, labor, freight or other commodities including oil, could begin to negatively impact the cost of product purchases primarily in the second half of the fiscal year 2012.

The Company has plans to mitigate some of these effects through price increases on select items, supply chain initiatives, reduced markdowns and mix. However, there can be no assurances that these actions will be successful. In addition, increased prices could lead to reduced customer demand. These developments could have a material adverse effect on our results of operations and financial condition.

SEASONALITY

        The Company's business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The U.S., European and Canadian retail operations are generally stronger during the second half of the fiscal year, and the U.S. and Canadian wholesale operations generally experience stronger performance from July through November. The European wholesale businesses operate with two primary selling seasons: the Spring/Summer season, which primarily ships from November to March and the Fall/Winter season, which primarily ships from May to September. The remaining months of the year are relatively smaller wholesale shipping months in Europe. However, customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs. Accordingly, a certain amount of orders in the backlog may be shipped outside of the traditional shipping months. The Company's goal is to take advantage of early-season demand and potential reorders by offering a pre-collection assortment for apparel.

RECENTLY ISSUED ACCOUNTING GUIDANCE

        In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (b) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type, and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The Company adopted the guidance effective January 31, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of the first phase of this guidance did not have a material impact on the Company's consolidated financial statements. The Company is currently evaluating the potential impact of the second phase of this guidance on its disclosures in the Company's consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

        Approximately half of product sales and licensing revenue recorded for the year ended January 29, 2011 were denominated in currencies other than the U.S. dollar. The Company's primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under "Part 1, Item 1A. Risk Factors."

        Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, Swiss francs and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound denominated intercompany liabilities and certain sales, operating expenses, and tax liabilities denominated in Swiss francs that are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments to manage exchange risk on certain anticipated foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

Forward Contracts Designated as Cash Flow Hedges

        During the year ended January 29, 2011, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$97.9 million and US$67.9 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of January 29, 2011, the Company had forward contracts outstanding for its European and Canadian operations of US$71.6 million and US$52.3 million, respectively, which are expected to mature over the next 12 months. The Company's derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in other income and expense in the period in which the royalty expense is incurred.

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

        As of January 29, 2011, accumulated other comprehensive income included a net unrealized loss of approximately US$1.8 million, net of tax, of which US$1.7 million will be recognized in other expense or cost of product sales over the following 12 months at the then current values on a pre-tax basis, which can be different than the current year-end values. At January 29, 2011, the net unrealized loss of the remaining open forward contracts recorded in the consolidated balance sheet was approximately US$0.5 million.

        At January 30, 2010, the Company had forward contracts outstanding for its European and Canadian operations of US$62.4 million and US$27.7 million, respectively. At January 30, 2010, the unrealized net gain of these open forward contracts recorded in the consolidated balance sheet was approximately US$3.2 million.

        The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Beginning balance gain (loss)	$1,845	$8,763
Net (losses) gains from changes in cash flow hedges	295	(1,641)
Net (gains) losses reclassified to income	(3,929)	(5,277)

Ending balance gain (loss)	$(1,789)	$1,845

Forward Contracts Not Designated as Cash Flow Hedges

        The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense. For the year ended January 29, 2011, the Company recorded a net loss of US$0.1 million for the Canadian dollar, euro, British pound and Swiss franc foreign currency contracts, which has been included in other income and expense. At January 29, 2011, the Company had euro foreign currency contracts to purchase US$70.0 million expected to mature over the next eight months, Canadian dollar foreign currency contracts to purchase US$67.7 million expected to mature over the next eleven months, Swiss franc foreign currency contracts to purchase US$30.1 million expected to mature over the next eleven months and GBP11.3 million of foreign currency contracts to purchase euros expected to mature over the next eight months. At January 29, 2011, the net unrealized loss of these open forward contracts recorded in the consolidated balance sheet was approximately US$4.1 million.

        At January 30, 2010, the Company had euro foreign currency contracts to purchase US$117.6 million, Canadian dollar foreign currency contracts to purchase US$22.3 million and GBP14.0 million foreign currency contracts to purchase euros. At January 30, 2010, the net unrealized gain of these open forward contracts recorded in the Company's consolidated balance sheet was approximately US$3.9 million.

Sensitivity Analysis

        At January 29, 2011, a sensitivity analysis of changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$291.7 million, the fair value of the instruments would have decreased by US$32.4 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by US$26.5 million. Any resulting changes in the fair value of the hedged instruments may be more than or partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

Interest Rate Risk

        At January 29, 2011, approximately 96% of the Company's indebtedness related to a capital lease obligation which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest swap increased other income, net by $0.3 million during fiscal year 2011. Substantially all of the Company's remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. A 100 basis point increase in interest rates would have increased interest expense for the year ended January 29, 2011 by approximately $0.1 million. This increase would be partially offset by a favorable gain on the interest rate swap.

        The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's incremental borrowing rate. At January 29, 2011, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company's debt approximates rates currently available to the Company.

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

        The Company's management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2011.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements as of and for the fiscal year ended January 29, 2011 included in this Annual Report on Form 10-K has issued an attestation report on the Company's internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Guess?, Inc.

        We have audited Guess?, Inc.'s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Guess?, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Guess?, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guess?, Inc. as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended January 29, 2011 and our report dated March 28, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 28, 2011

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

(a)   Documents Filed with Report

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

    All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

  (3)
  Exhibits

    The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Guess?, Inc.
Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm	F-2
2	Consolidated Financial Statements
	Consolidated Balance Sheets at January 29, 2011 and January 30, 2010	F-3
	Consolidated Statements of Income for the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009	F-4
	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009	F-5
	Consolidated Statements of Cash Flows for the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009	F-6
	Notes to Consolidated Financial Statements	F-7
3	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts for the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009	F-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Guess?, Inc.

        We have audited the accompanying consolidated balance sheets of Guess?, Inc. as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended January 29, 2011. Our audits also included the financial statement schedule listed in the Index at ITEM 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guess?, Inc. at January 29, 2011 and January 30, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Guess?, Inc.'s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 28, 2011

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 29, 2011	January 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$427,037	$502,063
Short-term investments	15,087	—
Accounts receivable, net	358,482	283,747
Inventories	294,705	253,162
Deferred tax assets	18,121	30,570
Other current assets	50,148	54,621

Total current assets	1,163,580	1,124,163
Property and equipment, net	313,856	255,308
Goodwill	29,595	29,877
Other intangible assets, net	9,192	15,974
Long-term deferred tax assets	55,455	55,504
Other assets	114,126	50,423

	$1,685,804	$1,531,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$2,177	$2,357
Accounts payable	233,846	195,075
Accrued expenses	194,993	145,321

Total current liabilities	431,016	342,753
Capital lease obligations	12,218	14,137
Deferred rent and lease incentives	76,455	60,642
Other long-term liabilities	85,210	73,561

	604,899	491,093
Redeemable noncontrolling interests	14,711	13,813
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 137,579,379 and 136,568,091 shares, outstanding 92,290,744 and 92,736,761 shares, at January 29, 2011 and January 30, 2010, respectively	923	927
Paid-in capital	368,225	319,737
Retained earnings	960,460	919,531
Accumulated other comprehensive (loss) income	(8,578)	(2,952)
Treasury stock, 45,288,635 and 43,831,330 shares at January 29, 2011 and January 30, 2010, respectively	(266,154)	(217,032)

Guess?, Inc. stockholders' equity	1,054,876	1,020,211
Nonredeemable noncontrolling interests	11,318	6,132

Total stockholders' equity	1,066,194	1,026,343

	$1,685,804	$1,531,249

See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Net revenue:
Product sales	$2,372,072	$2,031,114	$1,993,125
Net royalties	115,222	97,352	100,265

	2,487,294	2,128,466	2,093,390
Cost of product sales	1,397,062	1,186,979	1,170,762

Gross profit	1,090,232	941,487	922,628
Selling, general and administrative expenses	674,492	577,963	569,398
Pension curtailment expense	5,819	—	—
Asset impairment charges	5,288	4,708	24,443

Earnings from operations	404,633	358,816	328,787
Other income (expense):
Interest expense	(1,217)	(2,176)	(4,730)
Interest income	1,553	1,697	6,101
Other income (expense), net	16,408	3,592	(11,349)

	16,744	3,113	(9,978)
Earnings before income tax expense	421,377	361,929	318,809
Income tax expense	126,874	115,599	103,784

Net earnings	294,503	246,330	215,025
Net earnings attributable to noncontrolling interests	4,995	3,569	1,463

Net earnings attributable to Guess?, Inc.	$289,508	$242,761	$213,562

Earnings per common share attributable to common stockholders (Note 16):
Basic	$3.14	$2.63	$2.27
Diluted	$3.11	$2.61	$2.25
Weighted average common shares outstanding attributable to common stockholders (Note 16):
Basic	91,410	90,893	92,561
Diluted	92,115	91,592	93,258
Dividends declared per common share	$2.68	$0.45	$0.36

See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)

		Guess?, Inc. Stockholders' Equity
	Comprehensive Income	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Nonredeemable Noncontrolling Interests	Total
Balance at February 2, 2008		$943	$255,486	$538,825	$8,847	$(151,840)	$652	$652,913
Comprehensive income:
Net earnings	$215,025	—	—	213,562	—	—	1,463	215,025
Foreign currency translation adjustment	(44,351)	—	—	—	(42,675)	—	(1,676)	(44,351)
Unrealized gain on hedges	10,238	—	—	—	10,238	—	—	10,238
Reclassification to net income for losses on investments	1,324	—	—	—	1,324	—	—	1,324
SERP prior service cost and actuarial valuation loss amortization	5,845	—	—	—	5,845	—	—	5,845

Total comprehensive income	$188,081
Less comprehensive loss attributable to noncontrolling interests	213

Comprehensive income attributable to Guess?, Inc.	$188,294

Issuance of common stock under stock compensation plans including tax effect		9	2,375	—	—	—	—	2,384
Issuance of stock under Employee Stock Purchase Plan		—	1,484	—	—	282	—	1,766
Share-based compensation		—	22,846	—	—	—	—	22,846
Dividends		—	—	(34,019)	—	—	—	(34,019)
Share repurchases		(29)	29	—	—	(60,531)	—	(60,531)
Noncontrolling interest capital contribution		—	—	—	—	—	2,014	2,014

Balance at January 31, 2009		$923	$282,220	$718,368	$(16,421)	$(212,089)	$2,453	$775,454
Comprehensive income:
Net earnings	$246,330	—	—	242,761	—	—	3,569	246,330
Foreign currency translation adjustment	22,995	—	—	—	22,684	—	311	22,995
Unrealized loss on hedges	(6,918)	—	—	—	(6,918)	—	—	(6,918)
Unrealized gain on investments	94	—	—	—	94	—	—	94
SERP prior service cost and actuarial valuation loss amortization	(2,391)	—	—	—	(2,391)	—	—	(2,391)

Total comprehensive income	$260,110
Less comprehensive income attributable to noncontrolling interests	(3,880)

Comprehensive income attributable to Guess?, Inc.	$256,230

Issuance of common stock under stock compensation plans including tax effect		8	9,400	—	—	—	—	9,408
Issuance of stock under Employee Stock Purchase Plan		—	883	—	—	366	—	1,249
Share-based compensation		—	27,339	—	—	—	—	27,339
Dividends		—	—	(41,598)	—	—	—	(41,598)
Share repurchases		(4)	4	—	—	(5,309)	—	(5,309)
Noncontrolling interest capital contribution		—	—	—	—	—	1,001	1,001
Noncontrolling interest capital distribution		—	(109)	—	—	—	(1,202)	(1,311)

Balance at January 30, 2010		$927	$319,737	$919,531	$(2,952)	$(217,032)	$6,132	$1,026,343
Comprehensive income:
Net earnings	$294,503	—	—	289,508	—	—	4,995	294,503
Foreign currency translation adjustment	(1,440)	—	—	—	(1,631)	—	191	(1,440)
Unrealized loss on hedges	(3,634)	—	—	—	(3,634)	—	—	(3,634)
Unrealized gain on investments	116	—	—	—	116	—	—	116
SERP prior service cost and actuarial valuation loss amortization	(477)	—	—	—	(477)	—	—	(477)

Total comprehensive income	$289,068
Less comprehensive income attributable to noncontrolling interests	(5,186)

Comprehensive income attributable to Guess?, Inc.	$283,882

Issuance of common stock under stock compensation plans including tax effect		11	18,225	—	—	—	—	18,236
Issuance of stock under Employee Stock Purchase Plan		—	1,070	—	—	239	—	1,309
Share-based compensation		—	29,178	134	—	—	—	29,312
Dividends		—	—	(247,570)	—	—	—	(247,570)
Share repurchases		(15)	15	—	—	(49,361)	—	(49,361)
Redeemable noncontrolling interest redemption value adjustment		—	—	(1,143)	—	—	—	(1,143)

Balance at January 29, 2011		$923	$368,225	$960,460	$(8,578)	$(266,154)	$11,318	$1,066,194

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Cash flows from operating activities:
Net earnings	$294,503	$246,330	$215,025
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	63,749	56,521	53,190
Amortization of intangible assets	3,739	7,853	7,906
Share-based compensation expense	29,312	27,339	22,846
Unrealized forward contract (gains) losses	2,736	(3,720)	(14,553)
Deferred income taxes	11,848	(4,678)	(8,805)
Net loss on disposition of long-term assets and property and equipment	4,109	5,514	29,574
Pension curtailment loss	5,819	—	—
Other items, net	(12,431)	(6,093)	3,993
Changes in operating assets and liabilities:
Accounts receivable	(76,709)	(12,803)	(34,917)
Inventories	(40,693)	(72)	(18,447)
Prepaid expenses and other assets	(46,490)	15,044	(17,592)
Accounts payable and accrued expenses	81,770	17,330	(15,164)
Deferred rent and lease incentives	15,765	8,108	6,392
Other long-term liabilities	9,347	1,537	(823)

Net cash provided by operating activities	346,374	358,210	228,625
Cash flows from investing activities:
Purchases of property and equipment	(123,065)	(82,286)	(89,971)
Proceeds from dispositions of other assets	5,072	474	—
Acquisition of lease interest	(2,249)	—	—
Acquisition of businesses, net of cash acquired	—	549	(897)
Net cash settlement of forward contracts	5,188	(2,693)	(812)
Purchases of investments	(31,049)	(6,880)	(10,537)

Net cash used in investing activities	(146,103)	(90,836)	(102,217)
Cash flows from financing activities:
Certain short-term borrowings, net	—	(24,861)	(9,887)
Proceeds from borrowings	—	40,000	—
Repayment of borrowings and capital lease obligation	(1,137)	(41,596)	(2,684)
Dividends paid	(247,098)	(41,598)	(34,019)
Noncontrolling interest capital contributions	—	1,001	2,230
Noncontrolling interest capital distributions	—	(1,311)	—
Issuance of common stock, net of nonvested award repurchases	11,890	5,778	412
Excess tax benefits from share-based compensation	8,700	6,133	5,353
Purchase of treasury stock	(49,361)	(5,309)	(60,531)

Net cash used in financing activities	(277,006)	(61,763)	(99,126)
Effect of exchange rates on cash and cash equivalents	1,709	2,334	(8,759)

Net (decrease) increase in cash and cash equivalents	(75,026)	207,945	18,523
Cash and cash equivalents at beginning of period	502,063	294,118	275,595

Cash and cash equivalents at end of period	$427,037	$502,063	$294,118

Supplemental cash flow data:
Interest paid	$717	$1,894	$3,858
Income taxes paid	$80,281	$106,089	$119,278

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

Fiscal Year End

        The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to "fiscal 2011", "fiscal 2010", and "fiscal 2009" represent the results of the 52-week fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009, respectively.

Classification of Certain Costs and Expenses

        The Company includes inbound freight charges, purchasing costs and related overhead, retail store occupancy costs and a portion of the Company's distribution costs related to its retail business in cost of product sales. Distribution costs primarily related to the wholesale business are included in selling, general and administrative ("SG&A") expenses and amounted to $38.3 million, $30.2 million and $33.6 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The Company also includes store selling, selling and merchandising, advertising, design and other corporate overhead costs as a component of selling, general and administrative expenses.

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

Use of Estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the valuation of inventories, accounts receivable allowances, sales return allowances, loyalty and gift card accruals, pension obligations, the useful life of assets for depreciation, restructuring expense and accruals, evaluation of asset impairment, litigation reserves, recoverability of deferred taxes, unrecognized tax benefits, workers compensation and medical self-insurance expense and accruals and share-based compensation. Actual results could differ from those estimates.

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

Business Segment Reporting

        Where applicable, the Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. In fiscal 2011, the Company revised its segment reporting whereby the North American wholesale and Asia segments are now separate segments for reporting purposes. The Company's businesses are now grouped into five reportable segments for management and internal financial reporting purposes: North American retail, Europe, Asia, North American wholesale and licensing. Information regarding these segments is summarized in Note 15. Management evaluates segment performance based primarily on revenue and earnings from operations. The Company believes this segment reporting reflects how its five business segments are managed and each segment's performance is evaluated. The North American retail segment includes the Company's retail operations in North America. The Europe segment includes both wholesale and retail operations in Europe and the Middle East. The Asia segment includes the Company's wholesale and retail operations in Asia. The North American wholesale segment includes the Company's wholesale operations in North America. The licensing segment includes the worldwide licensing operations of the Company. Corporate overhead, interest income, interest expense and other income and expense are evaluated on a consolidated basis and not allocated to the Company's business segments.

Revenue Recognition

  General

        The Company recognizes retail operations revenue at the point of sale and wholesale operations revenue from the sale of merchandise when products are shipped and the customer takes title and assumes risk of loss, collection of the relevant receivable is reasonably assured, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable. The Company accrues for estimated sales returns and other allowances in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and reduces sales and cost of sales accordingly. Sales taxes and value added taxes collected from customers and remitted directly to governmental authorities are excluded from net revenues.

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

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

  Gift Cards

        Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company's gift card breakage rate is approximately 6.3% and 5.5% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. In fiscal 2011, fiscal 2010 and fiscal 2009, the Company recognized $1.2 million, $1.5 million and $2.3 million of gift card breakage to revenue, respectively. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods.

  Loyalty Programs

        The Company launched customer loyalty programs for its G by GUESS, GUESS? and GUESS by MARCIANO stores in July 2009, August 2008 and September 2007, respectively. The GUESS? and GUESS by MARCIANO loyalty programs were merged in May 2009. Under the programs, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. The programs have expiration dates for the points and awards. Prior to fiscal 2011, all unexpired, unredeemed points and awards were accrued in current liabilities and recorded as a reduction of net sales as points and awards were accumulated by the member. In fiscal 2011, the Company revised its approach to estimate the value of future award redemptions under the existing loyalty program by incorporating historical redemption rates. In connection with this revision, the Company recorded a cumulative adjustment of $6.7 million to increase net revenue and to adjust the current liability balance to an amount reflecting estimated future award redemptions. The aggregate dollar value of the loyalty program accruals included in accrued liabilities was $2.7 million and $9.8 million at January 29, 2011 and January 30, 2010, respectively. Future revisions to the estimated liability may result in changes to net revenue.

Advertising Costs

        The Company expenses the cost of advertising as incurred. Advertising expenses charged to operations for fiscal 2011, fiscal 2010 and fiscal 2009 were $31.7 million, $21.8 million and $36.5 million, respectively.

Share-based Compensation

        In accordance with authoritative accounting guidance the Company adopted the fair value recognition provisions using the modified prospective transition method. Under this method, compensation cost recognized after January 1, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the guidance. The fair value of each stock option is

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

estimated on the grant date using the Black-Scholes option-pricing model. Compensation expense for unvested stock options and stock awards is recognized on a straight-line basis over the vesting period.

        In addition, the Company grants certain nonvested stock awards and stock options that require the recipient to achieve certain minimum performance targets in order for these awards to vest. If the minimum performance targets have not been achieved or are not expected to be achieved, no expense is recognized during the period.

Foreign Currency

  Foreign Currency Translation

        The local selling currency is typically the functional currency for all of the Company's significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders' equity. The foreign currency translation adjustment decreased accumulated other comprehensive income by $1.6 million, from an accumulated foreign currency translation gain of $7.8 million as of January 30, 2010 to an accumulated foreign currency translation gain of $6.2 million as of January 29, 2011.

  Foreign Currency Transaction Gains and Losses

        Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign currency contracts (see below), are included in the consolidated statements of income. Net foreign currency transaction gains (losses) included in the determination of net earnings were $10.1 million, $4.3 million and $(2.0) million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

  Forward Contracts Designated as Cash Flow Hedges

        The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British pounds or Swiss francs and thus are exposed to earnings and cash flow risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound intercompany liabilities. In addition, certain sales, operating expenses and tax liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company has entered into forward contracts to hedge the risk of a portion of these anticipated foreign currency transactions against foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these hedges. The Company does not hedge all transactions denominated in foreign currency.

        Changes in the fair values of the U.S. dollar/euro and U.S. dollar/Canadian dollar forward contracts for anticipated U.S. dollar merchandise purchases designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Changes in the fair value of the Swiss franc/euro forward contracts for anticipated operating expenses designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity and are recognized in SG&A expenses in the period which approximates the time the expenses are incurred. Changes in the fair value of U.S. dollar/euro forward contracts for U.S. dollar intercompany royalties designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity and are recognized in other income/expense in the period which the royalty expense is incurred.

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

        The Company accounts for uncertainty in income taxes in accordance with authoritative guidance, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Earnings per Share

        Basic earnings per share represents net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, earnings attributable to nonvested restricted stockholders are excluded from net earnings attributable to common stockholders for purposes of calculating basic and diluted earnings per common share.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Comprehensive Income

        Comprehensive income consists of net earnings, Supplemental Executive Retirement Plan ("SERP") prior service cost and actuarial valuation gains or losses and related amortization, unrealized gains or losses on investments available for sale, foreign currency translation adjustments and the effective portion of the change in the fair value of cash flow hedges. Comprehensive income is presented in the consolidated statements of stockholders' equity and comprehensive income.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

Investment Securities

        The Company accounts for its investment securities in accordance with authoritative guidance which requires investments to be classified into one of three categories based on management's intent: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at their amortized cost. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Trading securities are recorded at market value with unrealized gains and losses reported in operations. The Company currently accounts for its short-term investment securities as held-to-maturity and long-term investment securities as available-for-sale. The short-term investment securities will mature during fiscal 2012.

        The Company periodically evaluates investment securities for impairment using both qualitative and quantitative criteria such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

Concentration of Credit and Liquidity Risk

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. In addition, cash used primarily for working capital purposes is maintained with various major financial institutions. The Company performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of asset and liquidity exposure with any institution. Excess cash and cash equivalents, which represent the majority of the Company's outstanding cash and cash equivalents balance, are held primarily in three diversified money market funds. The funds, each of which is rated AAA by national credit rating agencies, are generally comprised of high-quality, liquid instruments. As of January 29, 2011, the Company does not have any exposure to auction-rate security investments in these funds.

        The Company extends credit to corporate customers based upon an evaluation of the customer's financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of January 29, 2011, approximately 48% of total accounts receivable was insured or supported by bank guarantees or letters of credit. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collection trends and an evaluation of the

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

impact of current economic conditions. The Company's corporate customers are principally located throughout North America, Europe, and Asia, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. However, such credit risk is considered limited due to the Company's large customer base. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company's credit losses for the periods presented are immaterial and have not significantly exceeded management's estimates. One of the Company's domestic wholesale customers has accounted for approximately 3.1%, 3.4%, and 4.1% of the Company's consolidated net revenue in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The Company does not have significant credit exposure to any one European or Asian customer.

Inventories

        Inventories are valued at the lower of cost (primarily weighted average method) or market. The Company continually evaluates its inventories by assessing slow moving product as well as prior seasons' inventory. Market value of aged inventory is estimated based on historical sales trends for each product line category, the impact of market trends, an evaluation of economic conditions, available liquidation channels and the value of current orders relating to the future sales of this type of inventory.

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

Long-Lived Assets

        Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value, which is determined based on discounted future cash flows. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. The estimated cash flows used for this nonrecurring fair value measurement is considered a Level 3 input as defined in Note 18.

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

Litigation Reserves

        Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the results of operations and financial position.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) New Accounting Guidance

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the entity, that could potentially be significant to the variable interest entity. Under this guidance, ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity are required. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (b) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type, and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The Company adopted the guidance effective January 31, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of the first phase of this guidance did not have a material impact on the Company's consolidated financial statements. The Company is currently evaluating the potential impact of the second phase of this guidance on its disclosures in the Company's consolidated financial statements.

(3) Accounts Receivable

        Accounts receivable consists of trade receivables primarily relating to the Company's wholesale businesses in Europe, North America and Asia. The Company provided for allowances relating to these receivables of $29.9 million at both January 29, 2011 and January 30, 2010. In addition, accounts receivable includes royalty receivables relating to licensing operations of $27.5 million and $23.0 million at January 29, 2011 and January 30, 2010, respectively, for which, the Company recorded an allowance for doubtful accounts of $0.8 million and $0.7 million at January 29, 2011 and January 30, 2010, respectively. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Inventories

        Inventories consist of the following (in thousands):

	Jan. 29, 2011	Jan. 30, 2010
Raw materials	$10,312	$9,405
Work in progress	2,280	2,689
Finished goods	282,113	241,068

	$294,705	$253,162

        As of January 29, 2011 and January 30, 2010, inventories had been written down to the lower of cost or market by $19.0 million and $16.8 million, respectively.

(5) Property and Equipment

        Property and equipment is summarized as follows (in thousands):

	Jan. 29, 2011	Jan. 30, 2010
Land and land improvements	$2,866	$3,052
Building and building improvements	3,381	4,839
Leasehold improvements	336,672	277,283
Furniture, fixtures and equipment	290,612	269,324
Corporate aircraft	1,175	1,175
Construction in progress	20,094	18,701
Properties under capital lease	23,135	23,565

	677,935	597,939
Less accumulated depreciation and amortization	364,079	342,631

	$313,856	$255,308

        Construction in progress at January 29, 2011 and January 30, 2010 represents the costs associated with the construction in progress of leasehold improvements to be used in the Company's operations, primarily for new and remodeled stores in retail operations. Interest costs capitalized in construction in progress were negligible during fiscal 2011, fiscal 2010 and fiscal 2009.

        The Company recorded charges related to asset impairments of $5.3 million, $4.7 million and $24.4 million, respectively, for fiscal 2011, fiscal 2010 and fiscal 2009. These impairment charges, primarily related to the impairment of long-lived assets for certain retail stores in North America and Europe as a result of adverse retail conditions arising from the deterioration in the global economic environment.

        The accumulated depreciation and amortization related to the property under the capital lease was approximately $3.8 million and $3.0 million at January 29, 2011 and January 30, 2010, respectively, and is included in depreciation expense. See Notes 8 and 12 for information regarding the associated capital lease obligations.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Goodwill and Intangible Assets

        Goodwill activity is summarized by business segment as follows (in thousands):

	North American Retail	Europe	Asia	North American Wholesale	Total
Goodwill balance at January 31, 2009	$758	$15,357	—	$10,987	$27,102
Adjustments:
Acquisitions	—	1,318	—	—	1,318
Translation Adjustments	98	1,342	—	17	1,457

Goodwill balance at January 30, 2010	856	18,017	—	11,004	29,877
Adjustments:
Translation Adjustments	52	(343)	—	9	(282)

Goodwill balance at January 29, 2011	$908	$17,674	—	$11,013	$29,595

        The Company has no accumulated impairment related to goodwill.

        Other intangible assets as of January 29, 2011 primarily consisted of lease and license acquisition costs related to European acquisitions. Gross intangible assets were $39.3 million and $44.9 million at January 29, 2011 and January 30, 2010, respectively. The accumulated amortization of intangible assets with finite useful lives was $30.1 million and $29.0 million at January 29, 2011 and January 30, 2010, respectively. For these assets, amortization expense over the next five years is expected to be approximately $2.3 million in fiscal 2012, $2.0 million in fiscal 2013, $1.7 million in fiscal 2014, $1.6 million in fiscal 2015 and $1.0 million in fiscal 2016.

(7) Accrued Expenses

        Accrued expenses are summarized as follows (in thousands):

	Jan. 29, 2011	Jan. 30, 2010
Accrued compensation and benefits	$67,825	$60,860
Income taxes	29,596	4,354
Sales and use taxes, property taxes, and other indirect taxes	26,954	15,399
Deferred royalties	12,390	13,086
Construction costs	9,723	4,994
Store credits, loyalty and gift cards	8,448	15,865
Derivative financial instruments	7,766	922
Advertising	7,280	5,253
Professional fees	7,035	4,659
Other	17,976	19,929

	$194,993	$145,321

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Borrowings and Capital Lease Obligations

        Borrowings and capital lease obligations are summarized as follows (in thousands):

	Jan. 29, 2011	Jan. 30, 2010
European capital lease, maturing quarterly through 2016	$13,871	$15,756
Other	524	738

	14,395	16,494
Less current installments	2,177	2,357

Long-term capital lease obligations	$12,218	$14,137

        The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At January 29, 2011, the capital lease obligation was $13.9 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability at January 29, 2011 was approximately $0.6 million.

        On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the "Credit Facility"). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. The Company is in discussions with potential lenders and fully expects to have a replacement facility in place prior to the scheduled maturity on September 30, 2011. The size, rates and other key terms of the replacement facility have yet to be determined. The obligations under the Credit Facility are guaranteed by certain of the Company's existing and future domestic subsidiaries, and such obligations, including the guarantees, are secured by (a) substantially all present and future property and assets of the Company and each guarantor and (b) the equity interests of certain of the Company's direct and indirect U.S. subsidiaries and 65% of the equity interests of the Company's first tier foreign subsidiaries.

        Direct borrowings under the Credit Facility will be made, at the Company's option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (which was 0.75% at January 29, 2011) based on the Company's leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) for domestic loans, 0.50% in excess of the federal funds rate, and for Canadian loans, 0.50% in excess of the average rate for 30 day Canada dollar bankers' acceptances, or (ii) the rate of interest as announced by Bank of America as its "prime rate," in each case as in effect from time to time, plus an applicable margin (which was 0.0% at January 29, 2011) based on the Company's leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type.

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

        At January 29, 2011, the Company had $1.4 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

        The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $208.1 million, limited primarily by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at January 29, 2011, the Company could have borrowed up to approximately $201.5 million under these agreements. However, the Company's ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At January 29, 2011, the Company had no outstanding borrowings and $6.6 million in outstanding documentary letters of credit under these credit agreements. The agreements are primarily denominated in euros and provide for annual interest rates ranging from 0.9% to 3.1%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $20.4 million that has a minimum net equity requirement, there are no other financial ratio covenants.

        From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

        Maturities of debt and capital lease obligations at January 29, 2011 are as follows (in thousands):

	Capital Lease	Debt	Total
Fiscal 2012	$1,653	$524	$2,177
Fiscal 2013	1,711	—	1,711
Fiscal 2014	1,763	—	1,763
Fiscal 2015	1,815	—	1,815
Fiscal 2016	1,869	—	1,869
Thereafter	5,060	—	5,060

Total	$13,871	$524	$14,395

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes

        Income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Federal:
Current	$59,720	$60,106	$55,655
Deferred	11,484	(18)	(6,743)
State:
Current	7,953	10,820	9,351
Deferred	3,548	(500)	431
Foreign:
Current	47,353	49,351	47,583
Deferred	(3,184)	(4,160)	(2,493)

Total	$126,874	$115,599	$103,784

        Except where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as the Company intends to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax-effective to do so. That portion of accumulated undistributed earnings of foreign subsidiaries as of January 29, 2011 and January 30, 2010 was approximately $514 million and $363 million, respectively.

        Actual income tax expense differs from expected income tax expense obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Computed "expected" tax expense	$147,482	$126,675	$111,583
State taxes, net of federal benefit	7,475	6,708	6,359
Incremental foreign taxes in excess of/(less than) federal statutory tax rate	(27,822)	(16,434)	(13,995)
Exempt interest	(139)	(343)	(1,436)
Other	(122)	(1,007)	1,273

Total	$126,874	$115,599	$103,784

        Total income tax expense (benefit) was allocated as follows (in thousands):

	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Operations	$126,874	$115,599	$103,784
Stockholders' equity	(7,835)	(6,209)	717

Total income taxes	$119,039	$109,390	$104,501

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

        The tax effects of the components of other comprehensive income were allocated as follows (in thousands):

	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Foreign currency translation adjustment	$—	$—	$—
Unrealized net gain (loss) on hedges	(399)	(2,690)	2,922
Unrealized gain (loss) on investments or reclassification of loss to income	72	58	895
SERP	(251)	(1,435)	3,651

Total income tax expense (income)	$(578)	$(4,067)	$7,468

        Total earnings before income tax expense and noncontrolling interests were comprised of the following (in thousands):

	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Domestic operations	$215,689	$201,081	$163,839
Foreign operations	205,688	160,848	154,970

Earnings before income tax expense and noncontrolling interests	$421,377	$361,929	$318,809

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of current and non-current deferred tax assets and deferred tax liabilities at January 29, 2011 and January 30, 2010 are presented below (in thousands):

	Jan. 29, 2011	Jan. 30, 2010
Deferred tax assets:
SERP	$18,514	$14,656
Rent expense	13,394	10,677
Deferred compensation	11,498	13,278
Deferred income	10,944	7,496
Bad debt reserve	7,744	8,887
Fixed assets bases difference	6,694	17,004
Net operating loss	5,098	3,638
Accrued bonus	3,802	5,909
Uniform capitalization	1,910	1,870
Inventory valuation	1,546	4,252
Foreign tax credits	—	764
Other	6,423	9,571

Total deferred assets	87,567	98,002
Deferred tax liabilities:
Goodwill amortization	(3,265)	(3,512)
Other	(5,703)	(3,591)
Valuation allowance	(5,023)	(4,825)

Net deferred tax assets	$73,576	$86,074

        Included above at January 29, 2011 and January 30, 2010, are $18.1 million and $30.6 million for current deferred tax assets, respectively, and $55.5 million in non-current deferred tax assets at both January 29, 2011 and January 30, 2010. Based on the historical earnings of the Company and projections of future taxable income, management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.

        At January 29, 2011, the Company's U.S., China and certain European retail operations had net operating loss carryforwards of $15.6 million and capital loss carryforwards of $0.4 million. These are comprised of $6.1 million of operating loss carryforwards that have an unlimited carryforward life, $5.8 million of foreign operating loss carryforwards that expire between 2015 and 2022, $0.4 million of U.S. capital loss carryforwards that expire in fiscal 2015 and $3.7 million of state operating loss carryforwards that expire between 2011 and 2020. Based on the historical earnings of these operations, management believes that it is more likely than not that these operations will not generate sufficient income or capital gains to utilize all of the net operating loss and the capital loss. Therefore, the Company has recorded a valuation allowance of $5.0 million, which is an increase of $0.2 million from the prior year.

        At January 29, 2011, the Company had approximately $10.8 million of total gross unrecognized tax benefits excluding interest and penalties. Of this total, $9.3 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

        The following changes occurred in the amount of gross unrecognized tax benefits excluding interest and penalties during fiscal 2011, fiscal 2010 and fiscal 2009 (in thousands):

	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Beginning Balance	$9,615	$3,427	$6,034
Additions:
Tax positions related to the prior year	1,002	5,608	—
Tax positions related to the current year	352	1,107	—
Reductions:
Tax positions related to the prior year	—	—	(1,946)
Settlements	(141)	(294)	(661)
Expiration of statutes of limitation	—	(233)	—

Ending Balance	$10,828	$9,615	$3,427

        The Company and its subsidiaries are subject to U.S. federal and foreign income tax as well as income tax of multiple state and foreign local jurisdictions. The Company has substantially concluded all U.S. federal, foreign, state and foreign local income tax matters for years through fiscal 2005. From time to time, the Company is subject to routine compliance reviews on various tax matters in the ordinary course of business. As of January 29, 2011, several income tax audits are underway for various periods in multiple jurisdictions. The Company does not expect the results of these or other such income tax audits to have a material adverse effect on the Company's consolidated results of operations or financial position.

        The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Net income tax expense (benefit) included interest and penalties related to uncertain tax positions of $1.4 million, $4.1 million and $(0.4) million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. As of January 29, 2011 and January 30, 2010, the Company accrued interest and penalties related to uncertain tax positions of $7.2 million and $5.8 million, respectively.

(10) Supplemental Executive Retirement Plan

        On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan, which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The participants in the SERP are Maurice Marciano, Chairman of the Board, Paul Marciano, Chief Executive Officer and Vice Chairman of the Board, and Carlos Alberini, the Company's former President and Chief Operating Officer. During the year ended January 29, 2011, the Company recorded a $5.8 million charge related to the accelerated amortization of prior service cost resulting from the departure of Mr. Alberini from the Company.

        As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has and expects to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender values of the insurance policies are $32.9 million and

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Supplemental Executive Retirement Plan (Continued)

$22.1 million as of January 29, 2011 and January 30, 2010, respectively, and are included in other assets. As a result of a change in value of the insurance policy investments, the Company recorded gains (losses) of $2.7 million, $3.1 million and $(3.2) million in other income during fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

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

        The components of net periodic pension cost to comprehensive income for fiscal 2011, fiscal 2010 and fiscal 2009, are (in thousands):

	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Service cost	$69	$213	$244
Interest cost	2,177	2,053	2,319
Net amortization of unrecognized prior service cost	1,195	1,743	1,743
Net amortization of actuarial losses	619	—	927
Curtailment expense	5,819	—	—

Net periodic defined benefit pension cost	$9,879	$4,009	$5,233

Unrecognized prior service cost charged to comprehensive income	$1,195	$1,743	$1,743
Unrecognized net actuarial loss charged to comprehensive income	619	—	927
Actuarial (losses)/gains	(8,361)	(5,569)	6,826
Curtailment expense	5,819	—	—
Related tax impact	251	1,435	(3,651)

Total periodic costs and other charges to comprehensive income	$(477)	$(2,391)	$5,845

        Included in accumulated other comprehensive income, before tax, as of January 29, 2011 and January 30, 2010 were the following amounts that have not yet been recognized in net periodic benefit cost (in thousands):

	Jan. 29, 2011	Jan. 30, 2010
Unrecognized prior service cost	$5,545	$12,558
Unrecognized net actuarial loss	15,387	7,645

Net balance sheet impact	$20,932	$20,203

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Supplemental Executive Retirement Plan (Continued)

        The following chart summarizes the SERP's funded status and the amounts recognized in the Company's consolidated balance sheets (in thousands):

	Jan. 29, 2011	Jan. 30, 2010
Projected benefit obligation	$(47,772)	$(37,165)
Plan assets at fair value(1)	—	—

Net liability (included in other long-term liabilities)	$(47,772)	$(37,165)

(1)
The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table above does not include the insurance policies with market values of $32.9 million and $22.1 million at January 29, 2011 and January 30, 2010, respectively.

        The Company assumed a discount rate of 5.5% at January 29, 2011 compared to 6.0% at January 30, 2010, as part of the actuarial valuation performed to calculate the projected benefit obligation disclosed above, based on the timing of cash flows expected to be made in the future to the participants, applied to high quality yield curves. Compensation levels utilized in calculating the projected benefit obligation were derived from expected future compensation as outlined in employment contracts in effect at the time. At January 29, 2011, amounts included in comprehensive income that are expected to be recognized as components of net periodic defined benefit pension cost in fiscal 2012 consist of prior service costs of $1.1 million and actuarial losses of $2.4 million. Benefits projected to be paid in the next five fiscal years amount to $3.6 million with half of such payments to be paid in each of the fourth and fifth years. Aggregate benefits projected to be paid in the following five fiscal years amount to $22.2 million.

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

Leases

        The Company leases warehouse and administrative facilities, including the Company's corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect at January 29, 2011 with expiration dates ranging from 2012 to 2020. The lease with respect to the Company's corporate headquarters in Los Angeles, California, was amended in August 2010 to extend the term for an additional two years, to 2020. All other terms of the existing corporate headquarters lease remain in full force and effect. In September 2010, the Company, through a French subsidiary, entered into a lease for a new showroom and office space located in Paris, France with an entity that is owned in part by an affiliate of the Marciano Trusts. The new lease will allow the Company, which currently occupies two separate corporate locations in Paris, to consolidate its locations into a single improved and larger space. The Company expects to take possession of the new Paris facility during the first half of fiscal 2012, at which time lease payments and a nine year lease term will commence. The Paris lease provides for annual rent in the amount of $0.9 million for the

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Related Party Transactions (Continued)

first year (with subsequent annual rent adjustments based on a specified price index) and includes a Company option for early termination at the end of the sixth year.

        Aggregate rent expense under these related party leases was $3.8 million in each of fiscal 2011, fiscal 2010 and fiscal 2009. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related. Refer to Note 12 for more information on lease commitments.

Aircraft Arrangements

        The Company periodically charters aircraft owned by MPM Financial, LLC ("MPM Financial"), an entity affiliated with the Marciano Trusts, through independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered and may from time-to-time continue to charter aircraft owned by MPM Financial at a discount from the third party management companies' preferred customer hourly charter rates. The total fees paid under these arrangements for fiscal 2011, fiscal 2010 and fiscal 2009 were approximately $1.1 million, $0.4 million and $0.9 million, respectively.

(12) Commitments and Contingencies

Leases

        The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through September 2027. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 6%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through January 2016. As discussed in further detail in Note 8, the Company leases a building in Florence, Italy under a capital lease.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

        Future minimum property and equipment lease payments under capital lease and non-cancelable operating leases at January 29, 2011 are as follows (in thousands):

		Operating Leases
	Capital Lease	Non- Related Parties	Related Parties	Total
Fiscal 2012	$2,864	$164,779	$4,010	$171,653
Fiscal 2013	2,217	155,862	4,528	162,607
Fiscal 2014	2,192	145,676	4,646	152,514
Fiscal 2015	2,167	135,586	4,774	142,527
Fiscal 2016	2,141	119,037	4,862	126,040
Thereafter	5,083	369,406	20,949	395,438

Total minimum lease payments	$16,664	$1,090,346	$43,769	$1,150,779

Less interest	(2,793)

Capital lease obligations	$13,871
Less current portion	(1,653)

Long-term capital lease obligations	$12,218

        Rental expense for all property and equipment operating leases during fiscal 2011, fiscal 2010 and fiscal 2009 aggregated $217.8 million, $180.5 million and $159.4 million, respectively, including percentage rent of $57.6 million, $33.8 million and $27.5 million, respectively.

Purchase Commitments

        Inventory purchase commitments as of January 29, 2011 were $160.7 million. These purchase commitments can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations. Accordingly, a comparison of purchase orders from period to period is not necessarily meaningful.

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

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

Litigation

        On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and Guess Italia, S.r.l. asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, unspecified compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed in the Court of Milan, Italy. The Company plans to defend the allegations vigorously. The Company believes that it is too early to predict the outcome of this action or whether the outcome will have a material impact on the Company's financial position or results of operations.

        The Company is also involved in various other claims and other matters incidental to the Company's business, the resolution of which is not expected to have a material adverse effect on the Company's financial position or results of operations. No material amounts were accrued as of January 29, 2011 or January 30, 2010 related to any of the Company's legal proceedings.

Redeemable Noncontrolling Interests

        In connection with the acquisition of two majority-owned subsidiaries, the Company is party to put arrangements with respect to the common securities that represent the remaining noncontrolling interests of the acquired companies. Each put arrangement is exercisable by the counter-party outside the control of the Company by requiring the Company to redeem the counterparty's entire equity stake in the subsidiary at a put price based on a multiple of earnings formula. Each put arrangement is recorded on the balance sheet at its redemption value and classified as a redeemable noncontrolling interest outside of permanent equity. As of January 29, 2011, the redeemable noncontrolling interests of $14.7 million was composed of redemption values related to the Focus Europe S.r.l. ("Focus") and Guess Sud SAS ("Guess Sud") put arrangements of $10.7 million and $4.0 million, respectively. As of January 30, 2010, the redeemable noncontrolling interests of $13.8 million was composed of redemption values related to the Focus and Guess Sud put arrangements of $10.9 million and $2.9 million, respectively.

        The put arrangement for Focus, representing 25% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the minority owner by providing written notice to the Company no later than June 27, 2012. The redemption value of the Focus put arrangement is based on a multiple of Focus's net earnings.

        The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the minority owners by providing written notice to the Company anytime after January 30, 2012 or sooner in certain limited circumstances. The redemption value of the Guess Sud put arrangement is based on a multiple of Guess Sud's earnings before interest, taxes, depreciation and amortization.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

        A reconciliation of the total carrying amount of redeemable noncontrolling interests for fiscal 2011 and fiscal 2010 is as follows (in thousands):

	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Beginning balance	$13,813	$10,050
Foreign currency translation adjustment	(245)	948
Redeemable non-controlling interest redemption value additions and adjustments	1,143	2,815

Ending balance	$14,711	$13,813

(13) Savings Plan

        The Company established the Guess?, Inc. Savings Plan (the "Savings Plan") under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees ("associates") may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines, and the Company may make matching contributions in amounts not to exceed 3.0% of the associates' annual compensation. Investment selections consist of mutual funds and do not include any Company common stock. The Company's contributions to the Savings Plan for fiscal 2011, fiscal 2010 and fiscal 2009 amounted to $1.1 million, $1.1 million and $1.0 million, respectively.

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

        Effective January 1, 2006, the Company adopted a Non-qualified Deferred Compensation Plan (the "DCP"). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses. The deferred amounts and earnings thereon are payable to participants at specified future distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or installments, pursuant to elections under the rules of the DCP. The participants to the DCP have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The Company has purchased corporate-owned life insurance, which is held in a rabbi trust, to offset this liability. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. All earnings and expenses of the rabbi trust are reported in the Company's consolidated statement of income in other income and expenses. For fiscal 2011, fiscal 2010,and fiscal 2009, the Company incurred gains (losses) of $0.7 million, $3.6 million and $(4.6) million, respectively, related to the change in the value of the insurance policy investments. The deferred compensation liability as of January 29, 2011 and January 30, 2010 was $6.5 million and $6.7 million, respectively. The related long-term asset as of January 29, 2011, and January 30, 2010 was $12.3 million and $11.7 million, respectively.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Quarterly Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information for fiscal 2011 and fiscal 2010 (in thousands, except per share data):

Year ended January 29, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$539,341	$577,135	$613,903	$756,915
Gross profit	235,251	252,236	266,397	336,348
Net earnings attributable to Guess?, Inc.	50,335	66,758	69,089	103,326
Earnings per common share attributable to common stockholders:
Basic	$0.54	$0.72	$0.75	$1.12
Diluted	$0.54	$0.72	$0.75	$1.11

Year ended January 30, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$441,201	$522,423	$522,812	$642,030
Gross profit	177,503	231,777	236,891	295,316
Net earnings attributable to Guess?, Inc.	32,542	59,560	64,070	86,589
Earnings per common share attributable to common stockholders:
Basic	$0.35	$0.65	$0.69	$0.94
Diluted	$0.35	$0.64	$0.69	$0.93

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

        Segment information is summarized as follows (in thousands):

	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Net revenue:
North American retail	$1,069,893	$983,903	$977,980
Europe	920,327	747,242	718,964
Asia	200,891	147,287	119,878
North American wholesale	180,961	152,682	176,303
Licensing	115,222	97,352	100,265

	$2,487,294	$2,128,466	$2,093,390

Earnings (loss) from operations:
North American retail	$122,583	$132,287	$93,156
Europe	193,309	173,235	168,630
Asia	28,631	15,825	5,715
North American wholesale	46,153	35,166	39,786
Licensing	104,165	86,640	86,422
Corporate overhead	(90,208)	(84,337)	(64,922)

	$404,633	$358,816	$328,787

Capital expenditures:
North American retail	$59,217	$27,290	$59,044
Europe	52,125	32,362	18,113
Asia	5,714	5,233	5,654
North American wholesale	477	1,221	1,721
Corporate overhead	5,532	16,180	5,439

	$123,065	$82,286	$89,971

	Jan. 29, 2011	Jan. 30, 2010
Total assets:
North American retail	$317,819	$276,361
Europe	782,613	590,109
Asia	115,964	90,335
North American wholesale	92,879	78,383
Licensing	25,175	20,783
Corporate overhead	351,354	475,278

	$1,685,804	$1,531,249

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Segment Information (Continued)

        The table below presents information related to geographic areas in which the Company operated. Net revenue is primarily classified based on the country where the Company's customer is located (in thousands):

	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Net revenue:
U.S.	$989,243	$908,107	$934,190
Italy	418,115	366,563	365,192
Canada	286,449	252,523	246,786
Other foreign countries	793,487	601,273	547,222

	$2,487,294	$2,128,466	$2,093,390

	Jan. 29, 2011	Jan. 30, 2010
Long-lived assets:
U.S.	$150,958	$134,731
Italy	58,838	58,883
Canada	41,488	33,385
Other foreign countries	134,528	59,096

	$385,812	$286,095

(16) Earnings per Share

        The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands):

	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Net earnings attributable to Guess?, Inc.	$289,508	$242,761	$213,562
Net earnings attributable to nonvested restricted stockholders	2,803	3,498	3,743

Net earnings attributable to common stockholders	$286,705	$239,263	$209,819

Weighted average common shares used in basic computations	91,410	90,893	92,561
Effect of dilutive securities:
Stock options and restricted stock units	705	699	697

Weighted average common shares used in diluted computations	92,115	91,592	93,258

Earnings per common share attributable to common stockholders:
Basic	$3.14	$2.63	$2.27
Diluted	$3.11	$2.61	$2.25

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Earnings per Share (Continued)

        For fiscal 2011, fiscal 2010 and fiscal 2009, equity awards granted for 697,351, 1,391,350 and 760,753, respectively, of the Company's common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

        In addition to the participating securities discussed above, the Company also excluded 563,400 nonvested stock options granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding for fiscal 2009, because they were subject to certain performance-based annual vesting conditions. In fiscal 2010, the performance criteria were achieved, resulting in a dilutive impact of approximately 14,989 shares.

(17) Share-Based Compensation

        The Company has four share-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the "Plan") provides that the Board of Directors may grant stock options and other equity awards to officers, key employees and certain consultants and advisors to the Company or any of its subsidiaries. The Plan authorizes grants of options to purchase up to 20,000,000 authorized but unissued shares of common stock. At January 29, 2011 and January 30, 2010, there were 13,723,669 and 13,863,982 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. The three most recent annual grants have initial vesting periods of ten months, nine months and nine months, respectively, followed by three annual vesting periods. The Guess?, Inc. Employee Stock Purchase Plan ("ESPP") allows for qualified employees to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Guess?, Inc. 2006 Non-Employee Directors' Stock Grant and Stock Option Plan (the "Director Plan") provides for the grant of certain stock and stock options to non-employee directors. The Director Plan authorizes grants of options to purchase up to 2,000,000 authorized but unissued shares of common stock which consists of 1,000,000 shares that were initially approved for issuance on July 30, 1996 plus an additional 1,000,000 shares that were approved for issuance effective May 9, 2006. At January 29, 2011 and January 30, 2010, there were 951,373 and 973,838 shares available for grant under this plan, respectively. In addition, the Guess?, Inc. 1996 Equity Incentive Plan, under which equity grants have not been permitted since the approval of the Plan in 2004, continues to govern outstanding awards previously made thereunder.

        On May 1, 2008, the Company granted an aggregate of 167,000 nonvested stock awards to certain employees which are subject to certain annual performance-based vesting conditions over a five-year period. On October 30, 2008, the Company granted an aggregate of 563,400 nonvested stock options to certain employees scheduled to vest over a four-year period, subject to the achievement of performance-based vesting conditions for fiscal 2010. During the first quarter of fiscal 2010, the Compensation Committee determined that the performance goals established in the prior year were no longer set at an appropriate level to incentivize and help retain employees given the greater than previously anticipated deterioration of the economy that had occurred since the goals were established. Therefore, in April 2009, the Compensation Committee modified the performance goals of that year's tranche of the outstanding performance-based stock awards and options to address the challenges associated with the economic environment. During the first quarter of fiscal 2011, the Compensation Committee modified the performance goals of the current year tranche of the outstanding performance-based stock awards to address the continuing challenges associated with the economic environment. None of the modifications had a material impact on the consolidated financial statements of the Company.

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

        The following table summarizes the share-based compensation expense recognized under all of the Company's stock plans during fiscal 2011, fiscal 2010 and fiscal 2009 (in thousands):

	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Stock options	$7,755	$8,051	$5,642
Nonvested stock awards/units	21,199	18,923	16,621
ESPP	358	365	583

Total share-based compensation expense	$29,312	$27,339	$22,846

Stock options

        The following table summarizes the stock option activity under all of the Company's stock plans during fiscal 2011:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at January 30, 2010	3,041,812	$22.97
Granted	417,900	43.88
Exercised	(971,118)	20.52
Forfeited	(255,125)	25.25
Expired	(29,150)	40.35

Options outstanding at January 29, 2011	2,204,319	$27.50	7.41	$33,638

Exercisable at January 29, 2011	1,024,970	$24.54	6.34	$18,345

Options exercisable and expected to vest at January 29, 2011	2,152,432	$27.38	7.38	$33,072

        The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during fiscal 2011, fiscal 2010 and fiscal 2009.

Valuation Assumptions	Year ended Jan. 29, 2011	Year ended Jan. 30, 2010	Year ended Jan. 31, 2009
Risk-free interest rate	1.4%	1.3%	2.5%
Expected stock price volatility	47.8%	61.3%	52.9%
Expected dividend yield	1.6%	1.8%	1.5%
Expected life of stock options in years	3.7	3.7	3.7

        The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of both historical

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Share-Based Compensation (Continued)

volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company's common stock. The expected dividend yield is based on the Company's history and expectations of dividend payouts. The expected life is determined based on historical trends. The expected forfeiture rate is determined based on historical data.

        The weighted-average grant-date fair value of options granted was $14.36, $8.97 and $11.30 during fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The total intrinsic value of stock options exercised during fiscal 2011, fiscal 2010 and fiscal 2009 was $24.9 million, $19.7 million and $14.1 million, respectively. The intrinsic value of stock options is defined as the difference between the Company's stock price on the exercise date and the grant-date exercise price. The total cash received from option exercises was $19.9 million, $7.4 million and $4.0 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

        The excess tax benefit realized for the tax deductions from option exercises for fiscal 2011 was $6.3 million and is included in cash flows from financing activities for fiscal 2011. The excess tax shortfall of $0.8 million was included in cash flows from operating activities for fiscal 2011. The compensation expense recognized was $7.8 million before the recognized income tax benefit of $2.9 million during fiscal 2011. As of January 29, 2011, there was approximately $11.5 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Nonvested stock awards/units

        The following table summarizes the nonvested stock awards/units activity under all of the Company's stock plans during fiscal 2011:

	Number of Shares/Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 30, 2010	1,424,855	$33.76
Granted	359,265	45.51
Vested	(593,401)	34.47
Forfeited or expired	(157,865)	43.61

Nonvested at January 29, 2011	1,032,854	$35.95

        The weighted-average grant-date fair value of nonvested stock awards/units granted was $45.51, $20.03 and $40.23 during fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The total fair value at grant date of previously nonvested stock awards/units that were vested during fiscal 2011, fiscal 2010 and fiscal 2009 was $20.5 million, $16.0 million, and $16.9 million, respectively. During fiscal 2011, fiscal 2010 and fiscal 2009 the total intrinsic value of nonvested stock awards/units that vested was $26.7 million, $14.3 million and $15.1 million, respectively.

        The excess tax benefit realized for the tax deductions from vested shares for fiscal 2011 was $2.4 million and has been included in cash flows from financing activities for fiscal 2011. The excess tax shortfall of $0.1 million was included in cash flows from operating activities for fiscal 2011. The total intrinsic value of nonvested stock awards/units outstanding and unvested at January 29, 2011 was $43.5 million. The compensation expense included in SG&A expense recognized during fiscal 2011 was $21.2 million, before the recognized income tax benefit of $7.4 million. As of January 29, 2011, there was approximately $25.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock awards/units. This cost is expected to be recognized over a weighted-average period of 1.36 years.

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

        During fiscal 2011, fiscal 2010 and fiscal 2009, 42,695, 73,810 and 67,917 shares of the Company's common stock were issued pursuant to the ESPP at an average price of $30.69, $16.92 and $26.03 per share, respectively.

        The fair value of stock compensation expense associated with the Company's ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model and the following weighted-average assumptions for grants during fiscal 2011, fiscal 2010 and fiscal 2009.

Valuation Assumptions	Year ended Jan. 29, 2011	Year ended Jan. 30, 2010	Year ended Jan. 31, 2009
Risk-free interest rate	0.1%	0.2%	1.7%
Expected stock price volatility	43.4%	62.3%	72.4%
Expected dividend yield	1.6%	2.4%	1.0%
Expected life of ESPP options (in months)	3	3	3

        The weighted-average grant-date fair value of ESPP options granted during fiscal 2011, fiscal 2010 and fiscal 2009 was $9.39, $5.19 and $10.60, respectively.

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

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 29, 2011 and January 30, 2010 (in thousands):

	Fair Value Measurements at Jan. 29, 2011				Fair Value Measurements at Jan. 30, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$3,227	$—	$3,227	$—	$8,075	$—	$8,075
Held-to-maturity securities	15,087	—	—	15,087	—	—	—	—
Available-for-sale securities	6,139	—	—	6,139	399	—	—	399

Total	$21,226	$3,227	$—	$24,453	$399	$8,075	$—	$8,474

Liabilities:
Foreign exchange currency contracts	$—	$7,766	$—	$7,766	$—	$922	$—	$922
Interest rate swaps	—	868	—	868	—	1,231	—	1,231
Deferred compensation obligations	—	6,456	—	6,456	—	6,677	—	6,677

Total	$—	$15,090	$—	$15,090	$—	$8,830	$—	$8,830

        The fair values of the Company's available-for-sale and held-to-maturity securities are based on quoted prices. The fair value of interest rate swaps are based on inputs corroborated by observable market data. Foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of inventory and intercompany transactions and certain expenses by non-U.S. subsidiaries. The fair values of the Company's foreign exchange forward contracts are based on quoted forward foreign exchange forward rates at the reporting date. Deferred compensation obligations to employees are adjusted based on changes in the fair value of the underlying employee-directed investments. Fair value of these obligations is based upon inputs corroborated by observable market data.

        At January 29, 2011, the Company's held-to-maturity securities consist of government agency notes maturing in June 2011, which are recorded at amortized cost and presented as short-term investments in the accompanying consolidated balance sheets. The amortized cost of held-to-maturity securities at January 29, 2011 was $15.1 million, which approximated fair value. The Company presently does not intend to sell these investments and believes it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases.

        Available-for-sale securities are recorded at fair value and are included in other assets in the accompanying consolidated balance sheets. At January 29, 2011, available-for-sale securities consisted of $5.7 million of corporate bonds that mature in January 2013 and $0.4 million of marketable equity securities. At January 2010, available for sale securities were comprised of $0.4 million of marketable equity securities. Unrealized gains (losses), net of taxes, are included as a component of stockholders' equity and comprehensive income. The accumulated unrealized gains (losses), net of taxes, included in accumulated other comprehensive income related to available-for-sale securities owned by the Company at January 29, 2011 was minimal. At January 30, 2010, there was ($0.1) million, respectively included in accumulated other comprehensive income. Included in other income for fiscal 2011 is a $1.2 million gain recorded in connection with the sale of available-for-sale marketable securities.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Fair Value Measurements (Continued)

        The carrying amount of the Company's remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company's debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company's incremental borrowing rate. At January 29, 2011 and January 30, 2010, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.

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

        The Company's objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British pounds or Swiss francs and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound intercompany liabilities. In addition, certain sales, operating expenses, and tax liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts, to manage exchange risk on certain of these anticipated foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

        The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of January 29, 2011, credit risk has not had a significant effect on the fair value of the Company's foreign currency contracts.

        The Company also has interest rate swap agreements, which are not designated as hedges for accounting purposes, to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company's variable rate capital lease obligation, thus reducing the impact of interest rate changes on future interest cash flows. For fiscal 2011, the Company recorded a net gain of $0.3 million in other income related to the interest rate swaps. Refer to Note 8 for further information.

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

        From time to time, Swiss franc forward contracts are used to hedge certain anticipated Swiss operating expenses over specific months. Changes in the fair value of the Swiss franc forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in SG&A expense in the period which approximates the time the expenses are incurred.

        The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.

Summary of Derivative Instruments

        The fair value of derivative instruments in the consolidated balance sheet as of January 29, 2011 and January 30, 2010 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Jan. 29, 2011	Fair Value at Jan. 30, 2010
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	$1,137	$3,351
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	2,090	4,724

Total		$3,227	$8,075

LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	$1,598	$116
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	6,168	806
Interest rate swaps	Long-term liabilities	868	1,231

Total derivatives not designated as hedging instruments		7,036	2,037

Total		$8,634	$2,153

Forward Contracts Designated as Cash Flow Hedges

        During fiscal 2011, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$97.9 million and US$67.9 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of January 29, 2011, the Company had forward contracts outstanding for its European and Canadian operations of US$71.6 million and US$52.3 million, respectively, that are expected to mature over the next 12 months. At January 30, 2010, the Company had forward contracts outstanding for its European and Canadian operations of US$62.4 million and US$27.7 million, respectively.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Derivative Financial Instruments (Continued)

        The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in other comprehensive income ("OCI") and net earnings for fiscal 2011, fiscal 2010 and fiscal 2009 (in thousands):

			Gain/(Loss) Reclassified from Accumulated OCI into Income
	Gain/(Loss) Recognized in OCI
		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income(1)
	Year Ended Jan. 29, 2011		Year Ended Jan. 29, 2011
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	$(1,197)	Cost of sales	$2,648
Foreign exchange currency contracts	—	SG&A expenses	—
Foreign exchange currency contracts	1,271	Other expense	1,486

			Gain/(Loss) Reclassified from Accumulated OCI into Income
	Gain/(Loss) Recognized in OCI
		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income(1)
	Year Ended Jan. 30, 2010		Year Ended Jan. 30, 2010
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	$(2,915)	Cost of sales	$6,479
Foreign exchange currency contracts	(166)	SG&A expenses	406
Foreign exchange currency contracts	580	Other expense	(101)

			Gain/(Loss) Reclassified from Accumulated OCI into Income
	Gain/(Loss) Recognized in OCI
		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income(1)
	Year Ended Jan. 31, 2009		Year Ended Jan. 31, 2009
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	$8,629	Cost of sales	$1,145
Foreign exchange currency contracts	503	SG&A expenses	—
Foreign exchange currency contracts	—	Other expense	—

(1)
The ineffective portion was immaterial during fiscal 2011, fiscal 2010 and fiscal 2009 and was recorded in net earnings and included in interest income/expense.

        As of January 29, 2011, accumulated other comprehensive income included an unrealized loss of approximately US$1.8 million, net of tax, of which $1.7 million will be recognized in other expense or cost of product sales over the following 12 months at the then current values on a pre-tax basis, which can be different than the current year-end values.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Derivative Financial Instruments (Continued)

        The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Beginning balance gain (loss)	$1,845	$8,763
Net (losses) gains from changes in cash flow hedges	295	(1,641)
Net (gains) losses reclassified to income	(3,929)	(5,277)

Ending balance gain (loss)	$(1,789)	$1,845

Forward Contracts Not Designated as Cash Flow Hedges

        As of January 29, 2011, the Company had euro foreign currency contracts to purchase US$70.0 million expected to mature over the next eight months, Canadian dollar foreign currency contracts to purchase US$67.7 million expected to mature over the next eleven months, Swiss franc foreign currency contracts to purchase US$30.1 million expected to mature over the next eleven months and GBP11.3 million of foreign currency contracts to purchase euros expected to mature over the next eight months.

        At January 30, 2010, the Company had euro foreign currency contracts to purchase US$117.6 million, Canadian dollar foreign currency contracts to purchase US$22.3 million and GBP14.0 million of foreign currency contracts to purchase euros. At January 30, 2010, the net unrealized gains of these euro, Canadian dollar and British pound forward contracts recorded in current assets in the Company's consolidated balance sheet were approximately US$3.9 million.

        The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as cash flow hedges in other income and expense for fiscal 2011, fiscal 2010 and fiscal 2009 (in thousands):

		Gain/(Loss) Recognized in Income
	Location of Gain/(Loss) Recognized in Income
		Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010	Year Ended Jan. 31, 2009
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$(119)	$(10,567)	$18,316
Interest rate swaps	Other income/expense	313	(455)	(814)

(20) Share Repurchase Program

        In March 2008, the Company's Board of Directors terminated the previously authorized 2001 share repurchase program and authorized a new program to repurchase, from time to time and as market and business conditions warrant, up to $200 million of the Company's common stock (the "2008 Share Repurchase Program"). During fiscal 2011, the Company repurchased 1,500,000 shares under the 2008 Share Repurchase Program at an aggregate cost of $49.3 million. During fiscal 2010, the Company repurchased 407,600 shares under the 2008 Share Repurchase Program at an aggregate cost of

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) Share Repurchase Program (Continued)

$5.3 million. At January 29, 2011, the Company had remaining authority under the 2008 Share Repurchase Program to purchase an additional $84.9 million of its common stock.

        On March 14, 2011, the Company's Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of its common stock. The newly authorized $250 million program (the "2011 Share Repurchase Program") includes $84.9 million remaining under the Company's previously authorized 2008 Share Repurchase Program. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.

(21) Subsequent Events

        On March 16, 2011, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company's common stock. The cash dividend will be payable on April 15, 2011 to shareholders of record as of the close of business on March 30, 2011.

SCHEDULE II
GUESS?, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended January 29, 2011, January 30, 2010, and January 31, 2009
(in thousands)

	Balance at beginning of period	Costs charged / credited to expenses	Deductions and write-offs	Balance at end of period
Description
As of January 29, 2011
Allowance for accounts receivable	$16,208	$31,485	$(31,700)	$15,993
Allowance for royalties receivable	653	110	—	763
Allowance for sales returns	16,299	66,168	(65,953)	16,514
As of January 30, 2010
Allowance for accounts receivable	$13,832	$32,502	$(30,126)	$16,208
Allowance for royalties receivable	518	135	—	653
Allowance for sales returns	15,887	38,134	(37,722)	16,299
As of January 31, 2009
Allowance for accounts receivable	$13,945	$34,228	$(34,341)	$13,832
Allowance for royalties receivable	325	193	—	518
Allowance for sales returns	14,421	37,452	(35,986)	15,887

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:	/s/ PAUL MARCIANO Paul Marciano Chief Executive Officer and Vice Chairman of the Board
Date: March 28, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL MARCIANO Paul Marciano	Chief Executive Officer, Vice Chairman of the Board and Director (Principal Executive Officer)	March 28, 2011
/s/ MAURICE MARCIANO Maurice Marciano	Chairman of the Board and Director	March 28, 2011
/s/ DENNIS R. SECOR Dennis R. Secor	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 28, 2011
/s/ CARLOS ALBERINI Carlos Alberini	Director	March 28, 2011
/s/ JUDITH BLUMENTHAL Judith Blumenthal	Director	March 28, 2011
/s/ GIANLUCA BOLLA Gianluca Bolla	Director	March 28, 2011
/s/ ANTHONY CHIDONI Anthony Chidoni	Director	March 28, 2011
/s/ KAY ISAACSON-LEIBOWITZ Kay Isaacson-Leibowitz	Director	March 28, 2011
/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Director	March 28, 2011

Exhibit Index

Exhibit Number	Description
3.1.	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant's Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.1.	1996 Equity Incentive Plan (incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.2.	First Amendment to the 1996 Equity Incentive Plan (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended February 2, 2008).
*10.3.	2004 Equity Incentive Plan (incorporated by reference from Appendix A to the Registrant's Definitive Proxy Statement on Form 14A filed April 14, 2004).
*10.4.	First Amendment to the 2004 Equity Incentive Plan (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 2006).
*10.5.	Second Amendment to the 2004 Equity Incentive Plan (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 3, 2007).
*10.6.	Third Amendment to the 2004 Equity Incentive Plan (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2010).
*10.7.	2006 Non-Employee Directors' Stock Grant and Stock Option Plan (As Amended and Restated Effective September 13, 2010) (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2010).
*10.8.	Annual Incentive Bonus Plan (As Amended and Restated May 17, 2010) (incorporated by reference from Appendix A to the Registrant's Definitive Proxy Statement on Form 14A filed May 25, 2010).
*10.9.	2002 Employee Stock Purchase Plan (Amended and Restated Effective March 4, 2009) (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2010).
*10.10.	Amended and Restated Executive Employment Agreement dated December 18, 2008 between the Registrant and Maurice Marciano (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 2009).
*10.11.	Amended and Restated Executive Employment Agreement dated December 18, 2008 between the Registrant and Paul Marciano (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 2009).
*10.12.	Employment Letter Agreement dated February 20, 2004 between the Registrant and Michael Relich (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).
*10.13.	Employment Letter Agreement dated June 8, 2006 between the Registrant and Dennis Secor (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).
*10.14.	Employment Letter Agreement dated October 4, 2010 between the Registrant and J. Michael Prince (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2010).
*10.15.	Written Description of Performance-Based Bonus Criteria for Paul Marciano (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).

Exhibit Number	Description
*10.16.	Restricted Stock Agreement dated as of January 1, 2007 between the Registrant and Paul Marciano (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
*10.17.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant's Current Report on Form 8-K filed May 16, 2005).
*10.18.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant's Current Report on Form 8-K filed May 16, 2005).
*10.19.	Indemnification Agreements between the Registrant and certain executives and directors (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
*10.20.	Nonqualified Deferred Compensation Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 2009).
*10.21.	Supplemental Executive Retirement Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 2009).
10.22.	Lease Agreement between the Registrant and Robert Pattillo Properties, Inc. (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.23.	First Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant's corporate headquarters (including original lease agreement) (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2010).
10.24.	Second Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant's corporate headquarters (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2010).
10.25.	Licensing Contribution Agreement dated as of April 28, 2003, by and between Guess? Licensing, Inc. and Guess? IP Holder L.P. (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).
10.26.	Guess? License Agreement dated as of April 28, 2003, by and between Guess? IP Holder L.P. and the Registrant (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).
10.27.	Purchase Agreement among the Registrant, Guess Italia S.r.l., Fingen S.p.A. and Fingen Apparel N.V. dated December 31, 2004 (incorporated by reference from the Registrant's Current Report on Form 8-K filed January 5, 2005).
10.28.	Credit Agreement by and among the Registrant and Guess? Canada Corporation, as Borrowers, lenders from time to time party thereto, Bank of America, N.A., as Domestic Administrative Agent and Domestic L/C Issuer, and Bank of America, N.A., acting through its Canada Branch, as Canadian Administrative Agent and Canadian L/C Issuer, dated as of September 19, 2006 ("Credit Agreement") (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2010).
10.29.	Amendment No. 1 to Credit Agreement, dated as of March 29, 2007 (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 5, 2007).
10.30.	Amendment No. 2 to Credit Agreement, dated as of July 5, 2007 (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 4, 2007).
10.31.	Amendment No. 3 to Credit Agreement, dated as of June 1, 2010 (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2010).
†21.1.	List of Subsidiaries.
†23.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
†31.2.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*
Management Contract or Compensatory Plan

†
Filed herewith

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