Form 10-Q
period 2011-04-30
GUESS INC
filed 2011-06-07
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of June 2, 2011 the registrant had 92,592,444 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Apr. 30, 2011	Jan. 29, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$426,774	$427,037
Short-term investments	15,035	15,087
Accounts receivable, net	377,432	358,482
Inventories	300,713	294,705
Deferred tax assets	19,827	18,121
Other current assets	58,861	50,148
Total current assets	1,198,642	1,163,580
Property and equipment, net	337,161	313,856
Goodwill	31,268	29,595
Other intangible assets, net	10,321	9,192
Long-term deferred tax assets	56,192	55,455
Other assets	129,304	114,126
	$1,762,888	$1,685,804

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations and borrowings	$2,359	$2,177
Accounts payable	212,667	233,846
Accrued expenses	213,685	194,993
Total current liabilities	428,711	431,016
Capital lease obligations	12,834	12,218
Deferred rent and lease incentives	77,281	76,455
Other long-term liabilities	87,611	85,210
	606,437	604,899
Redeemable noncontrolling interests	22,238	14,711

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 137,851,134 and 137,579,379 shares, outstanding 92,573,705 and 92,290,744 shares, at April 30, 2011 and January 29, 2011, respectively	926	923
Paid-in capital	374,732	368,225
Retained earnings	978,544	960,460
Accumulated other comprehensive income (loss)	32,837	(8,578)
Treasury stock, 45,277,429 and 45,288,635 shares at April 30, 2011 and January 29, 2011, respectively	(266,088)	(266,154)
Guess?, Inc. stockholders’ equity	1,120,951	1,054,876
Nonredeemable noncontrolling interests	13,262	11,318
Total stockholders’ equity	1,134,213	1,066,194
	$1,762,888	$1,685,804

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Three Months Ended
	Apr. 30, 2011	May 1, 2010
Net revenue:
Product sales	$563,399	$514,055
Net royalties	28,845	25,286
	592,244	539,341
Cost of product sales	343,024	304,090
Gross profit	249,220	235,251

Selling, general and administrative expenses	178,287	158,105
Pension curtailment expense	—	5,819
Earnings from operations	70,933	71,327

Other (expense) income:
Interest expense	(405)	(195)
Interest income	1,295	301
Other (expense) income, net	(10,002)	3,428
	(9,112)	3,534

Earnings before income tax expense	61,821	74,861

Income tax expense	18,237	23,207
Net earnings	43,584	51,654

Net earnings attributable to noncontrolling interests	902	1,319
Net earnings attributable to Guess?, Inc.	$42,682	$50,335

Earnings per common share attributable to common stockholders (Note 2):
Basic	$0.46	$0.54
Diluted	$0.46	$0.54

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	91,629	91,902
Diluted	92,171	92,768
Dividends declared per common share	$0.20	$0.16

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)
(unaudited)

	Three Months Ended
	Apr. 30, 2011	May 1, 2010
Net earnings	$43,584	$51,654

Foreign currency translation adjustment	49,733	(12,273)

Unrealized (loss) gain on hedges, net of tax effect	(8,004)	1,428

Unrealized gain on investments, net of tax effect	87	175

SERP prior service cost and actuarial valuation loss amortization, including curtailment expense, net of tax effect	641	4,418

Comprehensive income	86,041	45,402

Less comprehensive income attributable to noncontrolling interests	(1,944)	(1,229)

Comprehensive income attributable to Guess?, Inc.	$84,097	$44,173

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended
	Apr. 30, 2011	May 1, 2010

Cash flows from operating activities:
Net earnings	$43,584	$51,654
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	19,260	14,564
Amortization of intangible assets	634	1,187
Share-based compensation expense	7,255	8,068
Unrealized forward contract losses (gains)	13,758	(1,974)
Net loss on disposition of property and equipment	1,150	986
Pension curtailment expense	—	5,819
Other items, net	(158)	(2,000)
Changes in operating assets and liabilities:
Accounts receivable	2,663	(7,169)
Inventories	4,442	4,751
Prepaid expenses and other assets	(5,152)	(13,435)
Accounts payable and accrued expenses	(40,885)	(22,752)
Deferred rent and lease incentives	398	3,295
Other long-term liabilities	886	4,790
Net cash provided by operating activities	47,835	47,784
Cash flows from investing activities:
Purchases of property and equipment	(30,894)	(19,405)
Acquisition of lease interest	(1,339)	(2,249)
Net cash settlement of forward contracts	(1,600)	609
Purchases of long-term investments	(10,248)	(2,414)
Net cash used in investing activities	(44,081)	(23,459)
Cash flows from financing activities:
Certain short-term borrowings, net	—	442
Repayment of borrowings and capital lease obligations	(444)	(390)
Dividends paid	(18,582)	(14,925)
Issuance of common stock, net of nonvested award repurchases	(1,296)	2,606
Excess tax benefits from share-based compensation	913	5,612
Net cash used in financing activities	(19,409)	(6,655)
Effect of exchange rates on cash and cash equivalents	15,392	(2,028)
Net (decrease) increase in cash and cash equivalents	(263)	15,642
Cash and cash equivalents at beginning of period	427,037	502,063
Cash and cash equivalents at end of period	$426,774	$517,705

Supplemental cash flow data:
Interest paid	$267	$76
Income taxes paid	$9,063	$10,099

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2011

(unaudited)

(1)           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of April 30, 2011 and January 29, 2011, and the condensed consolidated statements of income, comprehensive income and cash flows for the three months ended April 30, 2011 and May 1, 2010. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended April 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

The three months ended April 30, 2011 had the same number of days as the three months ended May 1, 2010. All references herein to “fiscal 2012”, “fiscal 2011” and “fiscal 2010” represent the results of the 52-week fiscal years ending January 28, 2012 and ended January 29, 2011 and January 30, 2010, respectively.

Loyalty Programs

The Company launched customer loyalty programs for its G by GUESS, GUESS? and GUESS by MARCIANO stores in July 2009, August 2008 and September 2007, respectively. The GUESS? and GUESS by MARCIANO loyalty programs were merged in May 2009. Under the programs, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. In all of the programs, unredeemed points generally expire after six months and unredeemed awards generally expire after two months. Due to the relative newness of the programs, prior to the fourth quarter of fiscal 2011, all unexpired, unredeemed points and awards were accrued in current liabilities and recorded as a reduction of net sales as points and awards were accumulated by the member. In the fourth quarter of fiscal 2011, based on the accumulation of multiple cycles of actual redemptions experienced since inception of the programs, the Company revised its approach to estimate the value of future award redemptions under the existing loyalty program by incorporating these historical redemption rates. In connection with this revision, the Company recorded a cumulative adjustment of $6.7 million in the fourth quarter of fiscal 2011 to increase net revenue and to adjust the current liability balance to an amount reflecting estimated future award redemptions.  The aggregate dollar value of the loyalty program accruals included in accrued liabilities was $2.5 million and $2.7 million at April 30, 2011 and January 29, 2011, respectively. Future revisions to the estimated liability may result in changes to net revenue.

New Accounting Guidance

In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (b) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type, and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. The Company adopted the guidance effective January 31, 2010, except for the presentation of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements, which was adopted effective January 30, 2011. The adoption of this guidance did not have an impact on the disclosures within the Company’s consolidated financial statements.

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

The computation of basic and diluted earnings per common share attributable to common stockholders is as follows (in thousands):

	Three Months Ended
	Apr. 30, 2011	May 1, 2010
Net earnings attributable to Guess?, Inc.	$42,682	$50,335
Net earnings attributable to nonvested restricted stockholders	304	553
Net earnings attributable to common stockholders	$42,378	$49,782

Weighted average shares used in basic computations	91,629	91,902
Effect of dilutive securities:
Stock options and restricted stock units	542	866
Weighted average shares used in diluted computations	92,171	92,768

Earnings per common share attributable to common stockholders:
Basic	$0.46	$0.54
Diluted	$0.46	$0.54

For the three months ended April 30, 2011 and May 1, 2010, equity awards granted for 435,583 and 282,955, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

On March 14, 2011, the Company’s Board of Directors terminated the previously authorized 2008 share repurchase program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250.0 million of the Company’s common stock (the “2011 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. There were no share repurchases under the 2011 or 2008 Share Repurchase Programs during the three months ended April 30, 2011 or the three months ended May 1, 2010. At April 30, 2011, the Company had remaining authority under the 2011 Share Repurchase Program to purchase $250.0 million of its common stock.

(3)           Stockholders’ Equity and Redeemable Noncontrolling Interests

A reconciliation of the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended January 29, 2011 and three months ended April 30, 2011 is as follows (in thousands):

	Stockholders’ Equity
	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balances at January 30, 2010	$1,020,211	$6,132	$1,026,343	$13,813
Issuance of common stock under stock compensation plans, net of tax effect	18,236	—	18,236	—
Issuance of stock under ESPP	1,309	—	1,309	—
Share-based compensation	29,312	—	29,312	—
Dividends	(247,570)	—	(247,570)	—
Share repurchases	(49,361)	—	(49,361)	—
Redeemable noncontrolling interest redemption value adjustment	(1,143)	—	(1,143)	1,143
Comprehensive income (loss) (a):
Net earnings	289,508	4,995	294,503	—
Foreign currency translation adjustment	(1,631)	191	(1,440)	(245)
Unrealized loss on hedges, net of income tax of $399	(3,634)	—	(3,634)	—
Unrealized gain on investments, net of income tax of $72	116	—	116	—
SERP prior service cost and actuarial valuation loss amortization, net of income tax of $251	(477)	—	(477)	—
Balances at January 29, 2011	$1,054,876	$11,318	$1,066,194	$14,711
Issuance of common stock under stock compensation plans, net of tax effect	(937)	—	(937)	—
Issuance of stock under ESPP	375	—	375	—
Share-based compensation	7,255	—	7,255	—
Dividends	(18,484)	—	(18,484)	—
Redeemable non-controlling interest redemption value adjustment	(6,231)	—	(6,231)	6,231
Comprehensive income (loss) (a):
Net earnings	42,682	902	43,584	—
Foreign currency translation adjustment	48,691	1,042	49,733	1,296
Unrealized loss on hedges, net of income tax of $1,706	(8,004)	—	(8,004)	—
Unrealized gain on investments, net of income tax of $50	87	—	87	—
SERP prior service cost and actuarial valuation loss amortization, net of income tax of $335	641	—	641	—
Balances at April 30, 2011	$1,120,951	$13,262	$1,134,213	$22,238

(a) Total comprehensive income consists of net earnings, Supplemental Executive Retirement Plan (“SERP”) prior service cost and actuarial valuation gains or losses and related amortization, unrealized gains or losses on investments available-for-sale, foreign currency translation adjustments and the effective portion of the change in the fair value of cash flow hedges.

Redeemable Noncontrolling Interests

In connection with the acquisition of two majority-owned subsidiaries, the Company is party to put arrangements with respect to the common securities that represent the remaining noncontrolling interests of the acquired companies. Each put arrangement is exercisable by the counter-party outside the control of the Company by requiring the Company to redeem the counterparty’s entire equity stake in the subsidiary at a put price based on a multiple of earnings formula. Each put arrangement is recorded on the balance sheet at its redemption value and classified as a redeemable noncontrolling interest outside of permanent equity. As of April 30, 2011, the redeemable noncontrolling interests of $22.2 million was composed of redemption values related to the Focus Europe S.r.l. (“Focus”) and Guess Sud SAS (“Guess Sud”) put arrangements of $14.7 million and $7.5 million, respectively. As of January 29, 2011, the redeemable noncontrolling interests of $14.7 million was composed of redemption values related to the Focus and Guess Sud put arrangements of $10.7 million and $4.0 million, respectively.

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

(4)           Accounts Receivable

Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale businesses in Europe, North America and Asia. The Company provided for allowances relating to these receivables of $33.8 million and $29.9 million at April 30, 2011 and January 29, 2011, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $24.4 million and $27.5 million at April 30, 2011 and January 29, 2011, respectively, for which the Company recorded an allowance for doubtful accounts of $0.7 million and $0.8 million at April 30, 2011 and January 29, 2011, respectively.  The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)           Inventories

Inventories consist of the following (in thousands):

	Apr. 30, 2011	Jan. 29, 2011
Raw materials	$12,938	$10,312
Work in progress	3,343	2,280
Finished goods	284,432	282,113
	$300,713	$294,705

As of April 30, 2011 and January 29, 2011, inventories had been written down to the lower of cost or market by $20.6 million and $19.0 million, respectively.

(6)           Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year.  The Company’s effective income tax rate decreased to 29.5% for the three months ended April 30, 2011 from 31.0% for the three months ended May 1, 2010, due primarily to a higher estimated proportion of annual earnings in lower tax jurisdictions in fiscal 2012 and the unfavorable impact of a change in certain state tax regulations relating to fiscal 2011.

From time to time, the Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business.  As of April 30, 2011, several income tax audits were underway for various periods in multiple jurisdictions. As required under applicable accounting rules, the Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, could incur as a result of the ultimate resolution of the audits (“uncertain tax positions”). The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.

As of April 30, 2011 and January 29, 2011, the Company had $18.2 million and $17.0 million, respectively, of aggregate accruals for uncertain tax positions, including penalties and interest and net of federal tax benefits. The change in the accrual balance from January 29, 2011 to April 30, 2011 resulted from foreign currency translation and interest.

(7)           Segment Information

The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes:  North American Retail, Europe, Asia, North American Wholesale and Licensing. Management evaluates segment performance based primarily on revenues and earnings from operations. The Company believes this segment reporting reflects how its five business segments are managed and each segment’s performance is evaluated. The North American Retail segment includes the Company’s retail operations in North America. The Europe segment includes the Company’s wholesale and retail operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale and retail operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

Net revenue and earnings from operations are summarized as follows for the three months ended April 30, 2011 and May 1, 2010 (in thousands):

	Three Months Ended
	April 30, 2011	May 1, 2010
Net revenue:
North American Retail	$247,457	$235,773
Europe	210,209	186,968
Asia	60,087	48,586
North American Wholesale	45,646	42,728
Licensing	28,845	25,286
	$592,244	$539,341

Earnings (loss) from operations:
North American Retail	$18,630	$24,372
Europe	33,181	34,482
Asia	7,101	7,137
North American Wholesale	11,114	10,211
Licensing	25,290	21,860
Corporate overhead	(24,383)	(26,735)
	$70,933	$71,327

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(8)           Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	Apr. 30, 2011	Jan. 29, 2011
European capital lease, maturing quarterly through 2016	$14,674	$13,871
Other	519	524
	15,193	14,395
Less current installments	2,359	2,177
Long-term capital lease obligations	$12,834	$12,218

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At April 30, 2011, the capital lease obligation was $14.7 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of April 30, 2011 was approximately $0.5 million.

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. The Company is in discussions with potential lenders and fully expects to have a replacement facility in place prior to the scheduled maturity on September 30, 2011.  The size, rates and other key terms of the replacement facility have yet to be determined. At April 30, 2011, the Company had $1.4 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $267.7 million, limited primarily by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at April 30, 2011, the Company could have borrowed up to approximately $264.4 million under these agreements. However, the Company’s ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At April 30, 2011, the Company had no outstanding borrowings and $7.5 million in outstanding documentary letters of credit under these credit agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.9% to 3.6%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $51.8 million that has a minimum net equity requirement, there are no other financial ratio covenants.

From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

(9)           Share-Based Compensation

The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three months ended April 30, 2011 and May 1, 2010 (in thousands):

	Three Months Ended
	Apr. 30, 2011	May 1, 2010
Stock options	$1,313	$1,859
Nonvested stock awards/units	5,829	6,115
Employee Stock Purchase Plan	113	94
Total share-based compensation expense	$7,255	$8,068

Unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options and nonvested stock awards/units totaled approximately $12.5 million and $32.0 million, respectively, as of April 30, 2011.  This unrecognized expense assumes the performance-based equity awards vest in the future. This cost is expected to be recognized over a weighted-average period of 1.5 years.  The weighted average fair values of stock options granted during the three months ended April 30, 2011 and May 1, 2010 were $12.21 and $15.38, respectively.

On April 15, 2011, the Company made an annual grant of 284,200 stock options and 256,100 nonvested stock awards/units to its employees. On April 29, 2010, the Company made an annual grant of 237,400 stock options and 230,300 nonvested awards/units to its employees.

On May 1, 2008, the Company granted an aggregate of 167,000 nonvested stock awards to certain employees which are subject to certain annual performance-based vesting conditions over a five-year period.  On October 30, 2008, the Company granted an aggregate of 563,400 nonvested stock options to certain employees scheduled to vest over a four-year period, subject to the achievement of performance-based vesting conditions for fiscal 2010.  During the first quarter of fiscal 2010, the Compensation Committee determined that the performance goals established in the prior year were no longer set at an appropriate level to incentivize and help retain employees given the greater than previously anticipated deterioration of the economy that had occurred since the goals were established. Therefore, in April 2009, the Compensation Committee modified the performance goals of that year’s tranche of the outstanding performance-based stock awards and options to address the challenges associated with the economic environment. During the three months ended April 30, 2011 and May 1, 2010, the Compensation Committee modified the performance goals of the respective year’s tranche of the outstanding performance based stock awards to address the continuing challenges associated with the economic environment. None of the modifications had a material impact on the consolidated financial statements of the Company.

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

Leases

The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect at April 30, 2011 with expiration dates ranging from 2012 to 2020.

Aggregate rent and property tax expense under these related party leases for the three months ended April 30, 2011 and May 1, 2010 was $1.2 million and $1.1 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements

The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered and may from time to time continue to charter aircraft owned by MPM Financial at a discount from the third party management companies’ preferred customer hourly charter rates. The total fees paid under these arrangements for the three months ended April 30, 2011 and May 1, 2010 were approximately $0.4 million and $0.1 million, respectively.

These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

(11)         Commitments and Contingencies

Leases

The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through September 2027. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 11%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through January 2016. As discussed in further detail in Note 8, the Company leases a building in Florence, Italy under a capital lease.

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

Litigation

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and Guess Italia, S.r.l. asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, unspecified compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed in the Court of Milan, Italy. The Company is vigorously defending the allegations.  The Company believes that it is too early to predict the outcome of this action or whether the outcome will have a material impact on the Company’s financial position or results of operations.

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of April 30, 2011 related to any of the Company’s legal proceedings.

(12)         Supplemental Executive Retirement Plan

The components of net periodic pension cost for the three months ended April 30, 2011 and May 1, 2010 were as follows (in thousands):

	Three Months Ended
	Apr. 30, 2011	May 1, 2010
Service cost	$—	$69
Interest cost	657	558
Net amortization of unrecognized prior service cost	388	436
Net amortization of actuarial losses	589	140
Curtailment expense	—	5,819
Net periodic defined benefit pension cost	$1,634	$7,022

As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has and expects to continue to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender values of the insurance policies were $34.4 million and $32.9 million as of April 30, 2011 and January 29, 2011, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.5 million and 1.3 million in other income and expense during the three months ended April 30, 2011 and May 1, 2010, respectively.

During the three months ended May 1, 2010, the Company recorded a supplemental executive retirement plan curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Carlos Alberini, the Company’s former President and Chief Operating Officer. Mr. Alberini’s departure resulted in a significant reduction in the total expected remaining years of future service of all participants combined, resulting in the pension curtailment. Mr. Alberini did not receive any termination payments in connection with his departure and, as of the date of his departure, he ceased vesting or accruing any additional benefits under the terms of the SERP.

A reconciliation of the changes in the projected benefit obligation for the fiscal year ended January 29, 2011 and three months ended April 30, 2011 is as follows (in thousands):

Projected Benefit Obligation
Balance at January 30, 2010	$37,165
Service cost	69
Interest cost	2,177
Actuarial losses	8,361
Balance at January 29, 2011	$47,772
Interest cost	657
Balance at April 30, 2011	$48,429

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2011 and January 29, 2011 (in thousands):

	Fair Value Measurements at Apr. 30, 2011				Fair Value Measurements at Jan. 29, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$1,342	$—	$1,342	$—	$3,227	$—	$3,227
Held-to-maturity securities	15,035	—	—	15,035	15,087	—	—	15,087
Available-for-sale securities	16,497	—	—	16,497	6,139	—	—	6,139
Total	$31,532	$1,342	$—	$32,874	$21,226	$3,227	$—	$24,453
Liabilities:
Foreign exchange currency contracts	$—	$29,238	$—	$29,238	$—	$7,766	$—	$7,766
Interest rate swaps	—	767	—	767	—	868	—	868
Deferred compensation obligations	—	7,152	—	7,152	—	6,456	—	6,456
Total	$—	$37,157	$—	$37,157	$—	$15,090	$—	$15,090

The fair values of the Company’s available-for-sale and held-to-maturity securities are based on quoted prices. The fair value of the interest rate swaps are based upon inputs corroborated by observable market data. Foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of inventory and intercompany transactions by non-U.S. subsidiaries. The fair values of the Company’s foreign exchange forward contracts are based on quoted foreign exchange forward rates at the reporting date. Deferred compensation obligations to employees are adjusted based on changes in the fair value of the underlying employee-directed investments. Fair value of these obligations is based upon inputs corroborated by observable market data.

At April 30, 2011, the Company’s held-to-maturity securities consist of government agency notes maturing in June 2011 which are recorded at amortized cost and presented as short-term investments in the accompanying condensed consolidated balance sheets. The amortized cost of held-to-maturity securities at April 30, 2011 and January 29, 2011 was $15.0 million and $15.1 million, respectively, which approximated fair value. The Company presently does not intend to sell these investments and believes it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases.

Available-for-sale securities are recorded at fair value and are included in other assets in the accompanying condensed consolidated balance sheets. At April 30, 2011, available-for-sale securities consisted of $16.0 million of corporate bonds with maturity dates ranging from January 2013 to September 2014 and $0.5 million of marketable equity securities. At January 29, 2011, available-for-sale securities consisted of $5.7 million of corporate bonds and $0.4 million of marketable equity securities. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income. The accumulated unrealized gains, net of taxes, included in accumulated other comprehensive income related to available-for-sale securities owned by the Company at April 30, 2011 and January 29, 2011 were minimal.

The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At April 30, 2011 and January 29, 2011, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.

Long-lived assets, such as property, plant, and equipment, and purchased intangibles that are subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value, which is determined based on discounted future cash flows. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in the future cash flows. The estimated cash flows used for this nonrecurring fair value measurement are considered a Level 3 input as defined above.

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

The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of April 30, 2011, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.

The Company also has interest rate swap agreements, which are not designated as hedges for accounting purposes, to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable rate capital lease obligation, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 8 for further information.

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

Summary of Derivative Instruments

The fair value of derivative instruments in the condensed consolidated balance sheet as of April 30, 2011 and January 29, 2011 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Apr. 30, 2011	Fair Value at Jan. 29, 2011
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	$—	$1,137

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	1,342	2,090

Total		$1,342	$3,227

LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	$11,487	$1,598

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	17,751	6,168
Interest rate swaps	Long-term liabilities	767	868
Total derivatives not designated as hedging instruments		18,518	7,036

Total		$30,005	$8,634

Forward Contracts Designated as Cash Flow Hedges

During the three months ended April 30, 2011, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$59.9 million and US$23.5 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges.  As of April 30, 2011, the Company had forward contracts outstanding for its European and Canadian operations of US$119.9 million and US$64.4 million, respectively, which are expected to mature over the next 14 months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in other comprehensive income (“OCI”) and net earnings for the three months ended April 30, 2011 and May 1, 2010 (in thousands):

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss)	Gain/(Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended Apr. 30, 2011	Three Months Ended May 1, 2010	Reclassified from Accumulated OCI into Income (1)	Three Months Ended Apr. 30, 2011	Three Months Ended May 1, 2010
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$(11,052)	$248	Cost of sales	$(2,333)	$(1,102)

Foreign exchange currency contracts	$(891)	$465	Other income/expense	$100	$257

(1) The ineffective portion was immaterial during the three months ended April 30, 2011 and May 1, 2010 and was recorded in net earnings and included in other income/expense.

As of April 30, 2011, accumulated other comprehensive income included an unrealized loss of approximately US$9.8 million, net of tax, of which US$9.1 million will be recognized in other expense or cost of product sales over the following 12 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Three Months Ended Apr. 30, 2011	Three Months Ended May 1, 2010
Beginning balance (loss) gain	$(1,789)	$1,845
Net (losses) gains from changes in cash flow hedges	(9,929)	836
Net losses reclassified to income	1,925	592
Ending balance (loss) gains	$(9,793)	$3,273

As of January 29, 2011, the Company had forward contracts outstanding for its European and Canadian operations of US$71.6 million and US$52.3 million, respectively.

Forward Contracts Not Designated as Cash Flow Hedges

As of April 30, 2011, the Company had euro foreign currency contracts to purchase US$165.8 million expected to mature over the next 11 months, Canadian dollar foreign currency contracts to purchase US$63.7 million expected to mature over the next 14 months, Swiss franc foreign currency contracts to purchase US$30.6 million expected to mature over the next 14 months and GBP8.0 million of foreign currency contracts to purchase euros expected to mature over the next five months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as cash flow hedges in other income and expense for the three months ended April 30, 2011 and May 1, 2010 (in thousands):

	Location of	Gain/(Loss) Recognized in Income
	Gain/(Loss) Recognized in Income	Three Months Ended Apr. 30, 2011	Three Months Ended May 1, 2010
Derivatives not designated as hedging instruments:

Foreign exchange currency contracts	Other income/expense	$(15,676)	$3,445

Interest rate swaps	Other income/expense	$163	$(173)

As of January 29, 2011, the Company had euro foreign currency contracts to purchase US$70.0 million, Canadian dollar foreign currency contracts to purchase US$67.7 million, Swiss franc foreign currency contracts to purchase US$30.1 million and GBP11.3 million of foreign currency contracts to purchase euros.

(15)         Subsequent Events

On May 25, 2011, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. The cash dividend will be paid on June 24, 2011 to stockholders of record as of the close of business on June 8, 2011.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Unless the context indicates otherwise, when we refer to “we,” “us”, “our” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth and international expansion, e-commerce, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations, raw material and other inflationary cost pressures, consumer confidence and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and in our other filings made from time to time with the Securities and Exchange Commission (“SEC”) after the date of this report.

Business Segments

The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes:  North American Retail, Europe, Asia, North American Wholesale and Licensing. Information relating to these segments is summarized in Note 7 to the Condensed Consolidated Financial Statements. Management evaluates segment performance based primarily on revenues and earnings from operations. The Company believes this segment reporting reflects how its five business segments are managed and each segment’s performance is evaluated.  The North American Retail segment includes the Company’s retail operations in North America. The Europe segment includes the Company’s wholesale and retail operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale and retail operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

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

Products

We derive our net revenue from the sale of GUESS?, GUESS by MARCIANO, GUESS Kids and G by GUESS men’s and women’s apparel, and our licensees’ products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line sites. We also derive royalty revenues from worldwide licensing activities.

Recent Global Economic Developments

Economic conditions remain uncertain in many markets around the world and consumer behavior remains cautious. In North America, the relatively weaker levels of consumer confidence and the highly promotional conditions among retailers may persist for some time. In Europe, sovereign debt issues continue to affect the capital markets of various European countries which could lead to reduced consumer confidence and spending in those countries. These conditions could affect both our growth and our profitability.

The Company anticipates that potential inflationary pressures on raw materials, labor, freight or other commodities including oil, could begin to negatively impact the cost of product purchases primarily in the second half of fiscal 2012. The Company has plans to mitigate some of these effects through price increases on select items, supply chain initiatives and reduced markdowns. However, there can be no assurances that these actions will be successful. In addition, increased prices could lead to reduced customer demand.

We also continue to experience significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During the first quarter of fiscal 2012, the average U.S. dollar rate was moderately weaker against these currencies versus the average rate in the comparable prior-year period. This had an overall positive impact on the translation of our international revenues and earnings for the three months ended April 30, 2011.

In addition, some of our transactions that occur in Europe, Canada and South Korea are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when converted to their functional currencies. These transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound intercompany liabilities and certain sales, operating expenses and tax liabilities denominated in Swiss francs. Fluctuations in exchange rates can impact the profitability of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. The Company enters into derivative financial instruments to manage exchange risk on certain foreign currency transactions. However, the Company does not hedge all transactions denominated in foreign currency. At the end of the first quarter of fiscal 2012, the euro strengthened significantly compared to the U.S. dollar, which unfavorably impacted the net revaluation of our foreign currency contracts and balances, resulting in an unrealized net revaluation loss recorded in other expense in the first quarter of fiscal 2012.  Continued volatility in the global currency markets could result in further revaluation gains or losses in future periods.

Long-Term Growth Strategy

Despite the economic conditions described above, our key long-term strategies remain consistent. Global expansion continues to be the cornerstone of our growth strategy. Our combined revenues outside of the U.S. and Canada represented approximately half of the total Company’s revenues for the three months ended April 30, 2011, compared to one-fifth in fiscal 2005. We expect to continue to expand in both Europe and Asia. Expanding our retail business across the globe is another important part of our growth strategy. We see opportunities to increase the number of GUESS? branded retail stores in Europe and Asia. In North America, we also see opportunities, particularly with our newer store concepts. We will continue to regularly evaluate and implement initiatives that we believe will build brand equity, grow our business and enhance profitability.

Our North American Retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the productivity and performance of existing stores. We will continue to emphasize our newer G by GUESS store concept and our accessories business. This includes greater focus on our accessories line in our existing stores and the expansion of our GUESS? Accessories store concept. We currently plan to open about 42 retail stores across all concepts in the U.S. and Canada during fiscal 2012.  In addition, we plan to remodel key existing locations as part of the roll-out of our new store designs. In February 2011, we opened our largest flagship store in the world in New York City with over 13,000 square feet.

In Europe, we will continue to focus on developing new markets in Northern Europe where our brand is well known but under-penetrated and expand on our recent success in Western and Southern Europe. We have flagship stores in key cities such as Barcelona, Dusseldorf, London and Milan. Together with our licensee partners, we opened 44 stores in the first quarter of fiscal 2012 and plan to continue our international expansion in Europe by opening between 125 and 130 retail stores in fiscal 2012, about a quarter of which will be owned and operated directly by us.

We see significant market opportunities in Asia and we are dedicating capital and human resources to support the region’s growth and development. We and our partners have opened flagship stores in key cities such as Seoul, Shanghai, Hong Kong, Macau, Taipei and Beijing and have partnered with licensees to develop our business in the second tier cities in this region. We and our partners plan to open a total of 70 retail stores across all concepts in Asia during fiscal 2012.

The Company’s capital expenditures for the full fiscal year 2012 are planned at approximately $140 million (after deducting estimated lease incentives of approximately $10 million). The planned capital expenditures are primarily for expansion of our retail businesses in Europe and North America, store remodeling programs in North America, expansion of our Asia business, investments in information systems and other infrastructure investments.

Other

The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three months ended April 30, 2011 had the same number of days as the three months ended May 1, 2010.

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

Executive Summary

The Company

Net earnings attributable to Guess?, Inc. decreased 15.2% to $42.7 million, or diluted earnings of $0.46 per common share, for the quarter ended April 30, 2011, compared to net earnings attributable to Guess?, Inc. of $50.3 million, or diluted earnings of $0.54 per common share, for the quarter ended May 1, 2010. In the quarter ended April 30, 2011, the Company recorded unrealized net mark-to-market revaluation losses on foreign currency contracts and other foreign currency balances totaling $11.9 million before taxes (or $0.09 per diluted share). In the quarter ended May 1, 2010, the Company recorded a pre-tax charge of $5.8 million before taxes (or $0.04 per diluted share), related to the acceleration of pension cost amortization as a result of the curtailment in the Company’s supplemental executive retirement plan (“SERP”) resulting from the departure of Carlos Alberini, our former President and Chief Operating Officer.

Total net revenue increased 9.8% to $592.2 million for the quarter ended April 30, 2011, from $539.3 million in the same prior-year period. Revenues increased in all our segments, with our international businesses driving the majority of our revenue growth. On a combined basis, our Europe and Asia segments represented nearly two-thirds of the revenue increase. In constant U.S. dollars, revenues increased by 7.9% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue for the quarter ended April 30, 2011 by $10.1 million.

Gross margin (gross profit as a percentage of total net revenues) declined 150 basis points to 42.1% for the quarter ended April 30, 2011, compared to 43.6% in the same prior-year period. The lower gross margin reflects primarily the impact of higher store occupancy expenses to support the expansion of retail businesses in Europe and North America. Product margins increased slightly compared to the prior-year quarter, reflecting the greater mix of retail business in Europe, partially offset by higher North American Retail markdowns.

Selling, general and administrative (“SG&A”) expenses increased 12.8% to $178.3 million for the quarter ended April 30, 2011, compared to $158.1 million in the same prior-year period. The increase was driven by higher store selling and other expenses to support our global retail expansion, including infrastructure investments in both Europe and Asia. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A compared to the same prior-year period. SG&A expense as a percentage of revenues (“SG&A rate”) increased by 80 basis points to 30.1% for the quarter ended April 30, 2011, compared to the same prior-year period. The SG&A rate was negatively impacted by earlier spring product deliveries for the European wholesale business that benefitted the fourth quarter of fiscal 2011. Without this shift, the SG&A rate would have been comparable to the same prior-year period.

Earnings from operations decreased 0.6% to $70.9 million for the quarter ended April 30, 2011, compared to $71.3 million in the same prior-year period. Operating margin declined 120 basis points to 12.0% for the quarter ended April 30, 2011, compared to 13.2% for the same prior-year period as a result of the lower gross margin and higher SG&A rate, partially offset by the negative impact of the acceleration of pension cost amortization on the operating margin for the prior-year quarter.

Other expense, net, (including interest income and expense) totaled $9.1 million for the quarter ended April 30, 2011, compared to other income, net, of $3.5 million in the same prior-year period. Other expense, net, for the quarter ended April 30, 2011 consisted primarily of net unrealized mark-to-market revaluation losses on foreign currency contracts and other foreign currency balances, partially offset by net unrealized gains on non-operating assets. Other income, net, for the quarter ended May 1, 2010 consisted primarily of net unrealized mark-to-market revaluation gains related to foreign currency forward contracts and other foreign currency balances and net unrealized gains on non-operating assets.

Our effective income tax rate decreased to 29.5% for the quarter ended April 30, 2011, compared to 31.0% for the same prior-year period, due primarily to a higher estimated proportion of annual earnings in lower tax jurisdictions in fiscal 2012 and the unfavorable impact of a change in certain state tax regulations relating to fiscal 2011.

The Company had $441.8 million in cash and cash equivalents and short-term marketable securities as of April 30, 2011, down $75.9 million, compared to $517.7 million as of May 1, 2010. The decrease was due primarily to the payment of a special dividend of $184.0 million during the fourth quarter of fiscal 2011. Accounts receivable increased by $94.9 million, or 33.6%, to $377.4 million at April 30, 2011, compared to $282.5 million at May 1, 2010. This increase was driven primarily by our European wholesale business which included the impact of the timing of the fiscal month-end collections compared to the same prior-year period. In addition, the accounts receivable balance at April 30, 2011 included an increase of approximately $30.3 million due to currency fluctuations compared to the prior-year quarter end. Inventory increased by $54.9 million, or 22.3%, to $300.7 million as of April 30, 2011, compared to $245.8 million as of May 1, 2010. The increase in inventory supports primarily the expansion of our European business, including a significant increase in our retail store base, as well as growth in our Asian and North American businesses. The carrying value of inventory also includes the impact of currency fluctuations. When measured in terms of finished goods units, inventory volumes increased by approximately 18% as of April 30, 2011, when compared to May 1, 2010.

North American Retail

Our North American Retail segment, comprising North American full-priced retail stores, factory outlet stores and e-commerce, generated net sales of $247.5 million during the quarter ended April 30, 2011, an increase of $11.7 million, or 5.0%, from $235.8 million in the same prior-year period. The increase was due primarily to a larger store base, which represented a net 9.5% increase in average square footage compared to the same prior-year period.  This was partially offset by negative comparable store sales of 3.1% (negative 4.1% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores). North American Retail earnings from operations decreased by $5.8 million, or 23.6%, to $18.6 million for the quarter ended April 30, 2011, compared to $24.4 million in the same prior-year period. Operating margin declined 280 basis points to 7.5% for the quarter ended April 30, 2011, compared to 10.3% for the same prior-year period. The decrease in both earnings from operations and operating margin primarily reflects the impact of higher store expenses, given the opening of new stores, the remodeling of existing stores, negative comparable store sales, and higher markdowns. The lower earnings from operations was partially offset by sales from new stores.

In the quarter, we opened six new stores in the U.S. and Canada and closed three stores. At April 30, 2011, we owned and operated 484 stores in the U.S. and Canada, comprised of 193 full-priced GUESS? retail stores, 120 GUESS? factory outlet stores, 63 GUESS? Accessories stores, 54 GUESS by MARCIANO stores and 54 G by GUESS stores. This compares to 433 stores as of May 1, 2010.

Europe

In Europe, revenue increased by $23.2 million, or 12.4%, to $210.2 million for the quarter ended April 30, 2011, compared to $187.0 million in the same prior-year period. The increase was driven primarily by our directly owned retail stores and favorable translation impact on revenues caused by changes in foreign currency exchange rates. We expanded our base of directly owned stores by 60% compared to the prior-year quarter and our existing stores generated positive comparable store sales. At April 30, 2011, we directly owned 154 stores in Europe compared to 96 stores at May 1, 2010, excluding concessions. Shipments for our existing wholesale business declined slightly in the current quarter compared to the same prior-year period due to the earlier spring product deliveries that benefitted the fourth quarter of fiscal 2011. Earnings from operations from our Europe segment decreased by $1.3 million, or 3.8%, to $33.2 million for the quarter ended April 30, 2011, compared to $34.5 million in the same prior-year period. Operating margin declined 260 basis points to 15.8% for the quarter ended April 30, 2011, compared to 18.4% for the same prior-year period.  The decline resulted from the earlier spring product deliveries that benefitted the fourth quarter of fiscal 2011, along with higher occupancy costs and store selling expenses given our retail expansion and higher infrastructure investments, partially offset by sales from new stores and positive comparable store sales.

Asia

In Asia, revenue increased by $11.5 million, or 23.7%, to $60.1 million for the quarter ended April 30, 2011, compared to $48.6 million in the same prior-year period. All of our Asia businesses contributed to this growth, led by our South Korea business. We continued to grow our Asia business, where we, along with our partners, opened 14 stores and 12 concessions during the quarter ended April 30, 2011.  Earnings from operations from our Asia segment remained relatively flat at $7.1 million for the quarter ended April 30, 2011, compared to the same prior-year period. Operating margin decreased 290 basis points to 11.8% for the quarter ended April 30, 2011, compared to 14.7% for the same prior-year period. The decline was driven by higher SG&A expenses due to infrastructure investments to support our future growth in the region and slightly lower gross margins due primarily to channel mix.

North American Wholesale

Our North American Wholesale segment revenue increased by $2.9 million, or 6.8%, to $45.6 million for the quarter ended April 30, 2011, from $42.7 million in the same prior-year period. This increase was driven by higher revenues in all our wholesale businesses in the region; which included the favorable impact of currency translation fluctuations relating to our non-U.S. wholesale businesses.  North American Wholesale earnings from operations increased by $0.9 million, or 8.8%, to $11.1 million for the quarter ended April 30, 2011, compared to $10.2 million in the same prior-year period. Operating margin improved 40 basis points to 24.3% for the quarter ended April 30, 2011, compared to 23.9% for same prior-year period. The operating margin expansion was driven primarily by slightly stronger product margins and SG&A expense leverage compared to the prior year.

Licensing

Our Licensing royalty revenue increased by $3.5 million, or 14.1%, to $28.8 million compared to $25.3 million in the same prior-year period, driven by royalties from higher sales in our watches, eyewear and footwear categories, partially offset by lower sales in handbags. Earnings from operations increased by $3.4 million, or 15.7%, to $25.3 million for the quarter ended April 30, 2011, compared to $21.9 million in the same prior-year period.

Corporate Overhead

Corporate overhead expenses decreased by $2.3 million, or 8.8%, to $24.4 million for the quarter ended April 30, 2011, from $26.7 million in the same prior-year period.  The decrease was due to the accelerated amortization of prior service cost as a result of a curtailment in the Company’s supplemental executive retirement plan that was recorded in the comparable prior-year quarter partially offset by higher performance-based compensation costs, professional fees and marketing expenses in the current year quarter.

Global Store Count

In the first quarter of fiscal 2012, together with our partners, we opened 66 new stores worldwide, consisting of 44 stores in Europe and the Middle East, 14 stores in Asia, six stores in the U.S. and Canada and two stores in Central and South America. Together with our partners, we closed 18 stores worldwide, consisting of ten stores in Europe and the Middle East, three stores in Asia, three stores in the U.S. and Canada and two stores in Central and South America.

We ended the first quarter of fiscal 2012 with 1,421 stores worldwide, comprised as follows:

Region	Total Stores	Directly Owned Stores	Licensee Stores
United States and Canada	484	484	—

Europe and the Middle East	508	154	354

Asia	368	29	339

Other	61	19	42

Total	1,421	686	735

This store count does not include 274 concessions located primarily in South Korea and Greater China because of their smaller store size in relation to our standard international store size. Of the total 1,421 stores, 977 were GUESS? stores, 279 were GUESS? Accessories stores, 100 were GUESS by MARCIANO stores and 65 were G by GUESS stores.

RESULTS OF OPERATIONS

Three months ended April 30, 2011 and May 1, 2010

NET REVENUE. Net revenue increased by $52.9 million, or 9.8%, to $592.2 million for the quarter ended April 30, 2011, from $539.3 million for the quarter ended May 1, 2010.  Revenues increased in all our segments, with our international business driving the majority of our revenue growth. On a combined basis, our Europe and Asia segments represented nearly two-thirds of the revenue increase. In constant U.S. dollars, revenues increased by 7.9% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $10.1 million compared to the same prior-year period.

Net revenue from our North American Retail operations increased by $11.7 million, or 5.0%, to $247.5 million for the quarter ended April 30, 2011, from $235.8 million in the same prior-year period. This increase was due primarily to a larger store base partially offset by negative comparable store sales of 3.1% (negative 4.1% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores). The store base increased by an average of 51 net additional stores during the quarter ended April 30, 2011 compared to the prior-year quarter, resulting in a net 9.5% increase in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores favorably impacted net revenue in our retail segment by $2.8 million.

Net revenue from our Europe operations increased by $23.2 million, or 12.4%, to $210.2 million for the quarter ended April 30, 2011, from $187.0 million in the same prior-year period. The increase was driven primarily by our directly owned retail stores and favorable translation impact on revenues caused by changes in foreign currency exchange rates. We expanded our base of directly owned stores by 60% compared to the prior-year quarter and our existing stores generated positive comparable store sales.  At April 30, 2011, we directly owned 154 stores in Europe compared to 96 stores at May 1, 2010, excluding concessions. Shipments in our existing wholesale business declined slightly due to the earlier spring product deliveries that benefitted the fourth quarter of fiscal 2011.  Currency translation fluctuations relating to our European operations favorably impacted net revenue in our Europe segment by $5.4 million.

Net revenue from our Asia operations increased by $11.5 million, or 23.7%, to $60.1 million for the quarter ended April 30, 2011, from $48.6 million in the same prior-year period. We continued to grow our Asia business, where we, along with our partners, opened 14 stores and 12 concessions during the quarter ended April 30, 2011. Our South Korea business continued to drive the growth in this region with a greater number of doors compared to the same prior-year period and stronger existing door performance. Currency translation fluctuations relating to our South Korea operations favorably impacted net revenue in our Asia segment by $1.0 million.

Net revenue from our North American Wholesale operations increased by $2.9 million, or 6.8%, to $45.6 million for the quarter ended April 30, 2011, from $42.7 million in the same prior-year period. This increase was driven by higher revenues in all our wholesale businesses in the region; which included the favorable benefit of currency translation fluctuations to net revenues of $0.9 million relating to our non-U.S. wholesale businesses.

Net royalty revenue from Licensing operations increased by $3.5 million, or 14.1%, to $28.8 million for the quarter ended April 30, 2011, from $25.3 million in the same prior-year period, driven by royalties on higher sales in the watches, eyewear and footwear categories, partially offset by lower sales in handbags.

GROSS PROFIT. Gross profit increased by $13.9 million, or 5.9%, to $249.2 million for the quarter ended April 30, 2011, from $235.3 million in the same prior-year period due to the growth in revenue, partially offset by higher occupancy costs. All segments excluding North American Retail contributed to the growth. The largest increase in gross profit came from our Europe segment.

Gross margin declined 150 basis points to 42.1% for the quarter ended April 30, 2011, from 43.6% for the same prior-year period. The lower gross margin reflects primarily the impact of higher store occupancy expenses to support the expansion of retail businesses in Europe and North America. Product margins increased slightly compared to the prior-year quarter, reflecting the greater mix of retail business in Europe, partially offset by higher North American Retail markdowns.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, generally exclude the wholesale related distribution costs from gross margin, including them instead in SG&A expenses. Additionally, some entities include retail store occupancy costs in SG&A expenses and others, like the Company, include retail store occupancy costs in cost of product sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $20.2 million, or 12.8%, to $178.3 million for the quarter ended April 30, 2011, from $158.1 million in the same prior-year period. The increase was driven by higher store selling and other expenses to support our global retail expansion, including infrastructure investments in both Europe and Asia. Currency translation fluctuations relating to our foreign operations unfavorably impacted SG&A compared to the same prior-year period. The Company’s SG&A rate increased by 80 basis points to 30.1% for the quarter ended April 30, 2011, compared to the same prior-year period. The SG&A rate was negatively impacted by earlier spring product deliveries for the European wholesale business that benefitted the fourth quarter of fiscal 2011. Without this shift, the SG&A rate would have been comparable to the same prior-year period.

PENSION CURTAILMENT EXPENSE. During the quarter ended May 1, 2010, the Company recorded a supplemental executive retirement plan curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Carlos Alberini, the Company’s former President and Chief Operating Officer. Mr. Alberini’s departure resulted in a significant reduction in the total expected remaining years of future service of all participants combined, triggering the pension curtailment.

EARNINGS FROM OPERATIONS.  Earnings from operations decreased by $0.4 million, or 0.6%, to $70.9 million for the quarter ended April 30, 2011, from $71.3 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $1.0 million. The decrease in earnings from operations resulted primarily from the following:

•                  Earnings from operations for the North American Retail segment decreased by $5.8 million to $18.6 million for the quarter ended April 30, 2011, compared to $24.4 million in the same prior-year period. The decrease in earnings from operations primarily reflects the impact of higher store expenses, given the opening of new stores, the remodeling of existing stores, negative comparable store sales, and higher markdowns.  The lower earnings from operations was partially offset by sales from new stores.

•                  Earnings from operations for the Europe segment decreased by $1.3 million to $33.2 million for the quarter ended April 30, 2011, compared to $34.5 million in the same prior-year period. The decline resulted from the earlier spring product deliveries that benefitted the fourth quarter of fiscal 2011, along with higher occupancy costs and store selling expenses given our retail expansion and higher infrastructure investments, partially offset by sales from new stores and positive comparable store sales.

•                  Earnings from operations for the Asia segment remained relatively flat at $7.1 million for the quarter ended April 30, 2011, compared to the same prior-year period. Earnings from operations were negatively impacted by higher SG&A expenses due to infrastructure investments to support our future growth in this region and slightly lower gross margins due primarily to channel mix. This was offset by the favorable impact to earnings from higher sales.

•                 Earnings from operations for the North American Wholesale segment increased by $0.9 million to $11.1 million for the quarter ended April 30, 2011, compared to $10.2 million in the same prior-year period. The increase in earnings from operations was mainly due to sales growth and the leveraging of SG&A expenses.

•                  Earnings from operations for the Licensing segment increased by $3.4 million to $25.3 million for the quarter ended April 30, 2011, compared to $21.9 million in the same prior-year period, driven by increased royalties due to higher licensed product sales.

•                  Unallocated corporate overhead decreased by $2.3 million to $24.4 million for the quarter ended April 30, 2011, compared to $26.7 million for the quarter ended May 1, 2010.  The decrease was due to the accelerated amortization of prior service cost as a result of a curtailment in the Company’s supplemental executive retirement plan that was recorded in the comparable prior-year quarter partially offset by higher performance-based compensation costs, professional fees and marketing expenses in the quarter ended April 30, 2011.

Operating margin declined 120 basis points to 12.0% for the quarter ended April 30, 2011, compared to 13.2% for the same prior-year period. The operating margin decrease was driven by both the overall lower gross margin and higher SG&A rate, partially offset by the negative impact of the acceleration of pension cost amortization on the operating margin for the prior-year quarter.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $0.4 million for the quarter ended April 30, 2011, compared to $0.2 million for the quarter ended May 1, 2010. At April 30, 2011, total borrowings, related primarily to our capital lease in Europe was $15.2 million, compared to $15.5 million at May 1, 2010. The average debt balance for the quarter ended April 30, 2011 was $14.4 million, versus an average debt balance of $15.8 million for the quarter ended May 1, 2010. Interest income increased to $1.3 million for the quarter ended April 30, 2011, compared to $0.3 million for the quarter ended May 1, 2010, due to higher interest rates on invested cash, partially offset by lower average invested cash balances.

OTHER EXPENSE, NET. Other expense, net, was $10.0 million for the quarter ended April 30, 2011, compared to other income, net, of $3.4 million in the same prior-year period. Other expense, net, in the quarter ended April 30, 2011 consisted primarily of net unrealized mark-to-market revaluation losses on foreign currency contracts and other foreign currency balances partially offset by net unrealized gains on non-operating assets. Other income, net, in the quarter ended May 1, 2010 consisted primarily of net unrealized mark-to-market revaluation gains related to foreign currency forward contracts and other foreign currency balances and net unrealized gains on non-operating assets.

INCOME TAXES.  Income tax expense for the quarter ended April 30, 2011 was $18.2 million, or a 29.5% effective tax rate, compared to income tax expense of $23.2 million, or a 31.0% effective tax rate, for the same prior-year period.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. The lower tax rate in the current quarter was due primarily to a higher estimated proportion of annual earnings in lower tax jurisdictions in fiscal 2012 and the unfavorable impact of a change in certain state tax regulations relating to fiscal 2011.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the quarter ended April 30, 2011 was $0.9 million, net of taxes, as compared to $1.3 million, net of taxes, for the quarter ended May 1, 2010. The decrease was due to lower earnings from our European joint venture operations, partially offset by higher earnings in our Mexican joint venture.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. decreased to $42.7 million for the quarter ended April 30, 2011, from $50.3 million in the same prior-year period. Diluted earnings per share decreased to $0.46 per share for the quarter ended April 30, 2011, compared to $0.54 per share for the quarter ended May 1, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the quarter ended April 30, 2011, the Company relied on trade credit, available cash, real estate leases, and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.” As of April 30, 2011, the Company had cash and cash equivalents of $426.8 million and short-term investments of $15.0 million. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in three diversified money market funds. The funds are all AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. As of April 30, 2011, we do not have any exposure to auction-rate security investments in these funds. Please see “—Important Notice Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2011 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

The Company has presented below the cash flow performance comparison of the three months ended April 30, 2011 versus the three months ended May 1, 2010.

Operating Activities

Net cash provided by operating activities remained flat at $47.8 million for the three months ended April 30, 2011, compared to the same prior-year period. Net earnings for the three months ended April 30, 2011 were lower by $8.1 million when compared to the same prior-year period. The impact of the lower net earnings combined with the unfavorable timing impact of working capital changes in the three months ended April 30, 2011 compared to the same prior-year period was fully offset by the impact of higher non-cash transactions recorded in the three months ended April 30, 2011.  The changes in working capital were driven by a larger decline in the accounts payable and accrued expenses balances primarily in our Europe segment during the three months ended April 30, 2011 compared to the same prior-year period.

At April 30, 2011, the Company had working capital (including cash and cash equivalents) of $769.9 million compared to $732.6 million at January 29, 2011 and $813.5 million at May 1, 2010. The decline in the net working capital balance compared to May 1, 2010 was due primarily to the payment of a special dividend of $184.0 million during the fourth quarter of fiscal 2011. The Company’s primary working capital needs are for inventory and accounts receivable. Accounts receivable at April 30, 2011 amounted to $377.4 million, up $94.9 million, compared to $282.5 million at May 1, 2010.  This increase was driven primarily by our European wholesale business which included the impact of the timing of the fiscal month-end collections compared to the same prior-year period. In addition, the accounts receivable balance at April 30, 2011 included an increase of approximately $30.3 million due to currency fluctuations compared to May 1, 2010. Approximately $176.5 million of our receivables, or 46.8% of the $377.4 million in accounts receivable at April 30, 2011, were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at April 30, 2011 increased to $300.7 million, or 22.3%, compared to $245.8 million at May 1, 2010. The increase in inventory supports primarily the expansion of our European business, including a significant increase in our retail store base, as well as growth in our Asian and North American businesses. The carrying value of inventory also includes the impact of currency fluctuations. When measured in terms of finished goods units, inventory volumes increased by approximately 18% as of April 30, 2011, when compared to May 1, 2010.

Investing Activities

Net cash used in investing activities was $44.1 million for the three months ended April 30, 2011, compared to $23.5 million for the three months ended May 1, 2010. Cash used in investing activities related primarily to capital expenditures incurred on existing store remodeling programs in North America and Europe, the expansion of our European and North American Retail businesses and investments in marketable securities in the current period.

The increase in cash used in investing activities related primarily to the higher level of spending on remodeling of existing stores in North America and new store expansion in North America and Europe during the three months ended April 30, 2011 compared to the same prior-year period, and the additional investments in marketable securities in the current period. During the three months ended April 30, 2011, the Company opened 22 owned stores compared to 18 owned stores that were opened in the comparable prior-year period.

Financing Activities

Net cash used in financing activities was $19.4 million for the three months ended April 30, 2011, compared to $6.7 million for the three months ended May 1, 2010. The increase in net cash used in financing activities in the current period compared to the prior year was due primarily to lower employee stock award exercise proceeds and related excess tax benefits and higher dividend payments during the current period.

Dividends

During the first quarter of fiscal 2008, the Company announced a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.20 per common share.

On May 25, 2011, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. The cash dividend will be paid on June 24, 2011 to stockholders of record as of the close of business on June 8, 2011.

The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based on a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.

Capital Expenditures

Gross capital expenditures totaled $30.9 million, before deducting lease incentives of $2.3 million, for the three months ended April 30, 2011. This compares to gross capital expenditures of $19.4 million, before deducting lease incentives of $2.7 million, for the three months ended May 1, 2010. The Company’s capital expenditures for the full fiscal year 2012 are planned at approximately $140 million (after deducting estimated lease incentives of approximately $10 million). The planned capital expenditures are primarily for expansion of our retail businesses in Europe and North America, store remodeling programs in North America, expansion of our Asia business, investments in information systems and other infrastructure investments.

In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities

On September 19, 2006, the Company and certain of its subsidiaries entered into a credit facility led by Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility”). The Credit Facility provides for an $85 million revolving multicurrency line of credit and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. The Credit Facility is scheduled to mature on September 30, 2011. The Company is in discussions with potential lenders and fully expects to have a replacement facility in place prior to the scheduled maturity on September 30, 2011.  The size, rates and other key terms of the replacement facility have yet to be determined. At April 30, 2011, the Company had $1.4 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. Under these agreements, which are generally secured by specific accounts receivable balances, the Company can borrow up to $267.7 million, limited primarily by accounts receivable balances at the time of borrowing. Based on the applicable accounts receivable balances at April 30, 2011, the Company could have borrowed up to approximately $264.4 million under these agreements. However, the Company’s ability to borrow through foreign subsidiaries is generally limited to $185.0 million under the terms of the Credit Facility. At April 30, 2011, the Company had no outstanding borrowings and $7.5 million in outstanding documentary letters of credit under these credit agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.9% to 3.6%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $51.8 million that has a minimum net equity requirement, there are no other financial ratio covenants.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At April 30, 2011, the capital lease obligation was $14.7 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of April 30, 2011 was approximately $0.5 million.

From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

On March 14, 2011, the Company’s Board of Directors terminated the previously authorized 2008 share repurchase program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250.0 million of the Company’s common stock (the “2011 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. There were no share repurchases under the 2011 or 2008 Share Repurchase Programs during the three months ended April 30, 2011 or the three months ended May 1, 2010. At April 30, 2011, the Company had remaining authority under the 2011 Share Repurchase Program to purchase $250.0 million of its common stock.

Supplemental Executive Retirement Plan

On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (“SERP”) which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The current participants in the SERP are Maurice Marciano, Chairman of the Board, and Paul Marciano, Chief Executive Officer and Vice Chairman of the Board. In addition to the current participants, Carlos Alberini, the Company’s former President and Chief Operating Officer, participated in the SERP until his departure from the Company on June 1, 2010, and will be eligible to receive vested SERP benefits in the future in accordance with the terms of the SERP. During the three months ended May 1, 2010, the Company recorded a $5.8 million charge related to the accelerated amortization of prior service cost resulting from the departure of Mr. Alberini from the Company. Mr. Alberini did not receive any termination payments in connection with his departure and, as of the date of his departure, he ceased vesting or accruing any additional benefits under the terms of the SERP. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has and expects to continue to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender values of the insurance policies were $34.4 million and $32.9 million as of April 30, 2011 and January 29, 2011, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.5 million and $1.3 million in other income and expense during the three months ended April 30, 2011 and May 1, 2010, respectively.

INFLATION

The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability. However, the Company anticipates that potential inflationary pressures on raw materials, labor, freight or other commodities including oil, could begin to negatively impact the cost of product purchases primarily in the second half of fiscal 2012. The Company has plans to mitigate some of these effects through price increases on select items, supply chain initiatives and reduced markdowns. However, there can be no assurances that these actions will be successful. In addition, increased prices could lead to reduced customer demand. These developments could have a material adverse effect on our results of operations and financial condition.

SEASONALITY

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The U.S., European and Canadian retail operations are generally stronger during the second half of the fiscal year, and the U.S. and Canadian wholesale operations generally experience stronger performance from July through November. The European wholesale businesses operate with two primary selling seasons: the Spring/Summer season, which ships from November to April and the Fall/Winter season, which ships from May to October. The Company’s goal is to take advantage of early-season demand and potential reorders by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs.

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

U.S. and Canada Backlog

Our U.S. and Canadian wholesale businesses maintain a model stock program in basic denim products which generally allows replenishment of a customer’s inventory within 72 hours. We generally receive orders for fashion apparel three to six months prior to the time the products are delivered to our customers’ stores. Our U.S. and Canadian wholesale backlog as of May 28, 2011, consisting primarily of orders for fashion apparel, was $82.1 million, compared to $84.7 million in constant dollars at May 29, 2010, a decrease of 3.1%.

Europe Backlog

As of May 31, 2011, the European wholesale backlog was €279.6 million, compared to €263.1 million at May 31, 2010, an increase of 6.2%. The backlog as of May 31, 2011 is comprised of sales orders for the Fall/Winter 2011 and Spring/Summer 2012 seasons.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 29, 2011 filed with the SEC on March 28, 2011. There have been no significant changes to our critical accounting policies during the three months ended April 30, 2011.

RECENTLY ISSUED ACCOUNTING GUIDANCE

There is no new accounting guidance issued by the FASB but not yet adopted that is expected to have a significant effect on the Company’s consolidated financial position, results of operations or disclosures.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

Approximately half of product sales and licensing revenue recorded for the three months ended April 30, 2011 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part 1, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British pounds or Swiss francs and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound denominated intercompany liabilities and certain sales, operating expenses and tax liabilities denominated in Swiss francs that are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments to manage exchange risk on certain anticipated foreign currency transactions. The Company does not hedge all transactions denominated in foreign currency.

Forward Contracts Designated as Cash Flow Hedges

During the three months ended April 30, 2011, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$59.9 million and US$23.5 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of April 30, 2011, the Company had forward contracts outstanding for its European and Canadian operations of US$119.9 million and US$64.4 million, respectively, which are expected to mature over the next 14 months. The Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in other income and expense in the period in which the royalty expense is incurred.

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

As of April 30, 2011 accumulated other comprehensive income included a net unrealized loss of approximately US$9.8 million, net of tax, of which US$9.1 million will be recognized in other expense or cost of product sales over the following 12 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At April 30, 2011, the net unrealized loss of the remaining open forward contracts recorded in the condensed consolidated balance sheet was approximately US$11.5 million.

At January 29, 2011, the Company had forward contracts outstanding for its European and Canadian operations of US$71.6 million and US$52.3 million, respectively. At January 29, 2011, the net unrealized loss of these open forward contracts recorded in the condensed consolidated balance sheet was approximately US$0.5 million.

Forward Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense. For the three months ended April 30, 2011, the Company recorded a net loss of US$15.7 million for the Canadian dollar, euro, British pound and Swiss franc foreign currency contracts, which has been included in other income and expense. At April 30, 2011, the Company had euro foreign currency contracts to purchase US$165.8 million expected to mature over the next 11 months, Canadian dollar foreign currency contracts to purchase US$63.7 million expected to mature over the next 14 months, Swiss franc foreign currency contracts to purchase US$30.6 million expected to mature over the next 14 months and GBP8.0 million of foreign currency contracts to purchase euros expected to mature over the next five months. At April 30, 2011, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately US$16.4 million.

At January 29, 2011, the Company had euro foreign currency contracts to purchase US$70.0 million, Canadian dollar foreign currency contracts to purchase US$67.7 million, Swiss franc foreign currency contracts to purchase US$30.1 million and GBP11.3 million of foreign currency contracts to purchase euros. At January 29, 2011, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately US$4.1 million.

Sensitivity Analysis

At April 30, 2011, a sensitivity analysis of changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$444.3 million, the fair value of the instruments would have decreased by US$49.4 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by US$40.4 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

Interest Rate Risk

At April 30, 2011, approximately 97% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest swap decreased other expense, net by $0.2 million during the three months ended April 30, 2011. Substantially all of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the three months ended April 30, 2011.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At April 30, 2011 and January 29, 2011, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There was no change in our internal control over financial reporting during the first quarter of the fiscal year ending January 28, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Litigation

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and Guess Italia, S.r.l. asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, unspecified compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed in the Court of Milan, Italy. The Company is vigorously defending the allegations. The Company believes that it is too early to predict the outcome of this action or whether the outcome will have a material impact on the Company’s financial position or results of operations.

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of April 30, 2011 related to any of the Company’s legal proceedings.

ITEM 1A.  Risk Factors.

There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 29, 2011, filed with the SEC on March 28, 2011.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Items (a) and (b) are not applicable.

Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 30, 2011 to February 26, 2011
Repurchase program(1)	—	—	—	$84,917,805
Employee transactions(2)	17,088	$43.78	—	—
February 27, 2011 to April 2, 2011
Repurchase program(1)	—	—	—	$250,000,000
Employee transactions(2)	53,995	$39.11	—	—
April 3, 2011 to April 30, 2011
Repurchase program(1)	—	—	—	$250,000,000
Employee transactions(2)	—	—	—	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	71,083	$40.24	—

(1) On March 14, 2011, the Company’s Board of Directors terminated the 2008 share repurchase program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250.0 million of the Company’s common stock (the “2011 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.

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

3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
10.1.	2004 Equity Incentive Plan (Amended and Restated as of April 15, 2011) (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 21, 2011).*
†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Management Contract or Compensatory Plan

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

Guess?, Inc.

Date: June 7, 2011	By:	/s/ PAUL MARCIANO
Paul Marciano
Chief Executive Officer and Vice Chairman of the Board

Date: June 7, 2011	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)