Form 10-Q
period 2011-07-30
GUESS INC
filed 2011-09-07
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

As of September 1, 2011 the registrant had 92,777,636 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 30, 2011	Jan. 29, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$430,233	$427,037
Short-term investments	—	15,087
Accounts receivable, net	391,486	358,482
Inventories	343,094	294,705
Deferred tax assets	19,014	18,121
Other current assets	58,742	50,148
Total current assets	1,242,569	1,163,580
Property and equipment, net	343,198	313,856
Goodwill	30,704	29,595
Other intangible assets, net	11,124	9,192
Long-term deferred tax assets	55,707	55,455
Other assets	133,328	114,126
	$1,816,630	$1,685,804

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations and borrowings	$2,207	$2,177
Accounts payable	245,175	233,846
Accrued expenses	186,835	194,993
Total current liabilities	434,217	431,016
Capital lease obligations	12,027	12,218
Deferred rent and lease incentives	80,168	76,455
Other long-term liabilities	89,608	85,210
	616,020	604,899
Redeemable noncontrolling interests	15,411	14,711

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 138,023,551 and 137,579,379 shares, outstanding 92,759,767 and 92,290,744 shares, at July 30, 2011 and January 29, 2011, respectively	928	923
Paid-in capital	386,677	368,225
Retained earnings	1,027,019	960,460
Accumulated other comprehensive income (loss)	22,526	(8,578)
Treasury stock, 45,263,784 and 45,288,635 shares at July 30, 2011 and January 29, 2011, respectively	(266,008)	(266,154)
Guess?, Inc. stockholders’ equity	1,171,142	1,054,876
Nonredeemable noncontrolling interests	14,057	11,318
Total stockholders’ equity	1,185,199	1,066,194
	$1,816,630	$1,685,804

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Product sales	$649,022	$550,576	$1,212,421	$1,064,631
Net royalties	28,137	26,559	56,982	51,845
Net revenue	677,159	577,135	1,269,403	1,116,476

Cost of product sales	377,305	324,899	720,329	628,989
Gross profit	299,854	252,236	549,074	487,487

Selling, general and administrative expenses	185,620	155,935	363,907	314,040
Settlement charge	19,463	—	19,463	—
Pension curtailment expense	1,242	—	1,242	5,819
Earnings from operations	93,529	96,301	164,462	167,628

Other income (expense):
Interest expense	(359)	(283)	(764)	(513)
Interest income	477	647	1,772	983
Other income (expense), net	2,697	(256)	(7,305)	3,172
	2,815	108	(6,297)	3,642

Earnings before income tax expense	96,344	96,409	158,165	171,270

Income tax expense	34,534	29,030	52,771	52,237
Net earnings	61,810	67,379	105,394	119,033

Net earnings attributable to noncontrolling interests	1,153	621	2,055	1,940
Net earnings attributable to Guess?, Inc.	$60,657	$66,758	$103,339	$117,093

Net earnings per common share attributable to common stockholders (Note 2):
Basic	$0.65	$0.72	$1.12	$1.26
Diluted	$0.65	$0.72	$1.11	$1.25

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	91,864	91,610	91,746	91,756
Diluted	92,368	92,153	92,281	92,471

Dividends declared per common share	$0.20	$0.16	$0.40	$0.32

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net earnings	$61,810	$67,379	$105,394	$119,033

Foreign currency translation adjustment	(15,125)	(7,605)	34,608	(19,878)

Unrealized gain (loss) on hedges, net of tax effect	4,174	(371)	(3,830)	1,057

Unrealized (loss) gain on investments, net of tax effect	(42)	20	45	195

SERP prior service cost and actuarial valuation loss amortization, including curtailment expense, net of tax effect	324	257	965	4,675

Comprehensive income	51,141	59,680	137,182	105,082

Less comprehensive income attributable to noncontrolling interests	795	436	2,739	1,665

Comprehensive income attributable to Guess?, Inc.	$50,346	$59,244	$134,443	$103,417

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended
	July 30, 2011	July 31, 2010

Cash flows from operating activities:
Net earnings	$105,394	$119,033
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	38,302	29,534
Amortization of intangible assets	1,081	1,954
Share-based compensation expense	14,215	15,025
Unrealized forward contract losses (gains)	9,287	(154)
Net loss on disposition of property and equipment	2,241	321
Pension curtailment expense	1,242	5,819
Other items, net	1,393	(1,442)
Changes in operating assets and liabilities:
Accounts receivable	(17,859)	(29,978)
Inventories	(43,983)	(57,366)
Prepaid expenses and other assets	(11,977)	(33,789)
Accounts payable and accrued expenses	(16,499)	44,004
Deferred rent and lease incentives	3,404	8,135
Other long-term liabilities	2,136	2,780
Net cash provided by operating activities	88,377	103,876
Cash flows from investing activities:
Purchases of property and equipment	(59,326)	(48,814)
Proceeds from dispositions of long-term assets	—	600
Proceeds from maturity of investment	15,000	—
Acquisition of lease interest	(1,339)	(2,249)
Net cash settlement of forward contracts	(4,243)	4,904
Purchases of long-term investments	(12,240)	(6,679)
Net cash used in investing activities	(62,148)	(52,238)
Cash flows from financing activities:
Certain short-term borrowings, net	—	511
Payment of debt issuance costs	(854)	—
Repayment of borrowings and capital lease obligations	(969)	(766)
Dividends paid	(37,110)	(29,810)
Issuance of common stock, net of nonvested award repurchases	3,031	4,105
Excess tax benefits from share-based compensation	1,684	5,728
Purchase of treasury stock	—	(49,361)
Net cash used in financing activities	(34,218)	(69,593)
Effect of exchange rates on cash and cash equivalents	11,185	(5,483)
Net increase (decrease) in cash and cash equivalents	3,196	(23,438)
Cash and cash equivalents at beginning of period	427,037	502,063
Cash and cash equivalents at end of period	$430,233	$478,625

Supplemental cash flow data:
Interest paid	$427	$356
Income taxes paid	$62,105	$41,233

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2011

(unaudited)

(1)           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of July 30, 2011 and January 29, 2011, and the condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three and six months ended July 30, 2011 and July 31, 2010, and the condensed consolidated statements of cash flows for the six months ended July 30, 2011 and July 31, 2010. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended July 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

The three and six months ended July 30, 2011 had the same number of days as the three and six months ended July 31, 2010. All references herein to “fiscal 2012”, “fiscal 2011” and “fiscal 2010” represent the results of the 52-week fiscal years ending January 28, 2012 and ended January 29, 2011 and January 30, 2010, respectively. References to "fiscal 2013" represent management's expectations for the 53-week fiscal year ending February 2, 2013.

Loyalty Programs

The Company launched customer loyalty programs for its G by GUESS, GUESS? and GUESS by MARCIANO stores in July 2009, August 2008 and September 2007, respectively. The GUESS? and GUESS by MARCIANO loyalty programs were merged in May 2009. Under the programs, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. In all of the programs, unredeemed points generally expire after six months and unredeemed awards generally expire after two months. Due to the relative newness of the programs, prior to the fourth quarter of fiscal 2011, all unexpired, unredeemed points and awards were accrued in current liabilities and recorded as a reduction of net sales as points and awards were accumulated by the member. In the fourth quarter of fiscal 2011, based on the accumulation of multiple cycles of actual redemptions experienced since inception of the programs, the Company revised its approach to estimate the value of future award redemptions under the existing loyalty program by incorporating these historical redemption rates. In connection with this revision, the Company recorded a cumulative adjustment of $6.7 million in the fourth quarter of fiscal 2011 to increase net revenue and to adjust the current liability balance to an amount reflecting estimated future award redemptions.  The aggregate dollar value of the loyalty program accruals included in accrued liabilities was $2.4 million and $2.7 million at July 30, 2011 and January 29, 2011, respectively. Future revisions to the estimated liability may result in changes to net revenue.

New Accounting Guidance

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that revised its requirements related to the presentation of comprehensive income.  This guidance eliminates the option to present the components of other comprehensive income (“OCI”) as part of the consolidated statement of equity.  It requires presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Furthermore, items that are reclassified from OCI to net income must be presented on the face of the financial statements and components of OCI will be required to be presented either net of the related tax effects or before the related tax effects with one amount reported for the tax effects of all OCI items. Earnings per share information will continue to be based on net income.  The Company will adopt this guidance commencing in fiscal 2013, effective January 29, 2012, and apply it retrospectively.

In May 2011, the FASB issued an update to its authoritative guidance regarding fair value measurement to clarify disclosure requirements and improve comparability. Additional disclosure requirements in the update include:  (a) for Level 3 fair value measurements, quantitative information about the significant unobservable inputs used, qualitative information about the sensitivity of the measurements to changes in the unobservable inputs disclosed including the interrelationship between inputs, and a description of the Company’s valuation processes; (b) all, not just significant, transfers between Levels 1 and 2 of the fair value hierarchy; (c)  the reason why, if applicable, the current use of a nonfinancial asset measured at fair value differs from its highest and best use; and (d) the categorization in the fair value hierarchy for financial instruments not measured at fair value but for which disclosure of fair value  is required.  The Company will adopt this guidance commencing in fiscal 2013, effective January 29, 2012, and apply it retrospectively.

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

The computation of basic and diluted earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net earnings attributable to Guess?, Inc.	$60,657	$66,758	$103,339	$117,093
Net earnings attributable to nonvested restricted stockholders	512	668	811	1,228
Net earnings attributable to common stockholders	$60,145	$66,090	$102,528	$115,865

Weighted average shares used in basic computations	91,864	91,610	91,746	91,756
Effect of dilutive securities:
Stock options and restricted stock units	504	543	535	715
Weighted average shares used in diluted computations	92,368	92,153	92,281	92,471

Net earnings per common share attributable to common stockholders:
Basic	$0.65	$0.72	$1.12	$1.26
Diluted	$0.65	$0.72	$1.11	$1.25

For the three months ended July 30, 2011 and July 31, 2010, equity awards granted for 821,104 and 779,636, respectively, of the Company’s common shares and for the six months ended July 30, 2011 and July 31, 2010, equity awards granted for 536,291 and 654,269, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

On March 14, 2011, the Company’s Board of Directors terminated the previously authorized 2008 Share Repurchase Program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250.0 million of the Company’s common stock (the “2011 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. There were no share repurchases under the 2011 or 2008 Share Repurchase Programs during the six months ended July 30, 2011. During the six months ended July 31, 2010, the Company repurchased 1,500,000 shares under the 2008 Share Repurchase Program at an aggregate cost of $49.3 million. All such share repurchases were made during the three months ended July 31, 2010. At July 30, 2011, the Company had remaining authority under the 2011 Share Repurchase Program to purchase $250.0 million of its common stock.

(3)           Stockholders’ Equity and Redeemable Noncontrolling Interests

A reconciliation of the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended January 29, 2011 and six months ended July 30, 2011 is as follows (in thousands):

	Stockholders’ Equity
	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balances at January 30, 2010	$1,020,211	$6,132	$1,026,343	$13,813
Issuance of common stock under stock compensation plans, net of tax effect	18,236	—	18,236	—
Issuance of stock under ESPP	1,309	—	1,309	—
Share-based compensation	29,312	—	29,312	—
Dividends	(247,570)	—	(247,570)	—
Share repurchases	(49,361)	—	(49,361)	—
Redeemable noncontrolling interest redemption value adjustment	(1,143)	—	(1,143)	1,143
Comprehensive income (loss) (a):
Net earnings	289,508	4,995	294,503	—
Foreign currency translation adjustment	(1,631)	191	(1,440)	(245)
Unrealized loss on hedges, net of income tax of $399	(3,634)	—	(3,634)	—
Unrealized gain on investments, net of income tax of ($72)	116	—	116	—
SERP prior service cost and actuarial valuation loss amortization, net of income tax of $251	(477)	—	(477)	—
Balances at January 29, 2011	$1,054,876	$11,318	$1,066,194	$14,711
Issuance of common stock under stock compensation plans, net of tax effect	3,710	—	3,710	—
Issuance of stock under ESPP	814	—	814	—
Share-based compensation	14,215	—	14,215	—
Dividends	(37,023)	—	(37,023)	—
Redeemable non-controlling interest redemption value adjustment	107	—	107	(107)
Comprehensive income (loss) (a):
Net earnings	103,339	2,055	105,394	—
Foreign currency translation adjustment	33,924	684	34,608	807
Unrealized loss on hedges, net of income tax of $931	(3,830)	—	(3,830)	—
Unrealized gain on investments, net of income tax of ($30)	45	—	45	—
SERP prior service cost and actuarial valuation loss amortization, net of income tax of ($432)	965	—	965	—
Balances at July 30, 2011	$1,171,142	$14,057	$1,185,199	$15,411

(a) Total comprehensive income consists of net earnings, Supplemental Executive Retirement Plan (“SERP”) prior service cost and actuarial valuation gains or losses and related amortization, unrealized gains or losses on investments available-for-sale, foreign currency translation adjustments and the effective portion of the change in the fair value of cash flow hedges.

Redeemable Noncontrolling Interests

In connection with the acquisition of two majority-owned subsidiaries, the Company is party to put arrangements with respect to the common securities that represent the remaining noncontrolling interests of the acquired companies. Each put arrangement is exercisable by the counter-party outside the control of the Company by requiring the Company to redeem the counterparty’s entire equity stake in the subsidiary at a put price based on a multiple of earnings formula. Each put arrangement is recorded on the balance sheet at its redemption value and classified as a redeemable noncontrolling interest outside of permanent equity. As of July 30, 2011, the redeemable noncontrolling interests of $15.4 million was composed of redemption values related to the Focus Europe S.r.l. (“Focus”) and Guess Sud SAS (“Guess Sud”) put arrangements of $9.5 million and $5.9 million, respectively. As of January 29, 2011, the redeemable noncontrolling interests of $14.7 million was composed of redemption values related to the Focus and Guess Sud put arrangements of $10.7 million and $4.0 million, respectively.

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

(4)           Accounts Receivable

Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia. The Company provided for allowances relating to these receivables of $31.9 million and $29.9 million at July 30, 2011 and January 29, 2011, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $27.0 million and $27.5 million at July 30, 2011 and January 29, 2011, respectively, for which the Company recorded an allowance for doubtful accounts of $0.7 million and $0.8 million at July 30, 2011 and January 29, 2011, respectively.  The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)           Inventories

Inventories consist of the following (in thousands):

	July 30, 2011	Jan. 29, 2011
Raw materials	$16,194	$10,312
Work in progress	2,707	2,280
Finished goods	324,193	282,113
	$343,094	$294,705

As of July 30, 2011 and January 29, 2011, inventories had been written down to the lower of cost or market by $21.4 million and $19.0 million, respectively.

(6)           Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year, along with the impact of any discrete items.  The Company’s effective income tax rate increased to 33.4% for the six months ended July 30, 2011 from 30.5% for the six months ended July 31, 2010.  The effective income tax rate for the six months ended July 30, 2011, includes the discrete impact of a $19.5 million settlement charge recorded in the second quarter of fiscal 2012 (see Note 11).   This unfavorably impacted the mix of taxable income among the Company’s tax jurisdictions, resulting in an increase in the effective income tax rate for the first six months of fiscal 2012 of 260 basis points.

From time to time, the Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business.  As of July 30, 2011, several income tax audits were underway for various periods in multiple jurisdictions. As required under applicable accounting rules, the Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, could incur as a result of the ultimate resolution of the audits (“uncertain tax positions”). The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.

As of July 30, 2011 and January 29, 2011, the Company had $17.9 million and $17.0 million, respectively, of aggregate accruals for uncertain tax positions, including penalties and interest and net of federal tax benefits. The change in the accrual balance from January 29, 2011 to July 30, 2011 resulted from foreign currency translation and interest.

(7)           Segment Information

The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes:  North American Retail, Europe, Asia, North American Wholesale and Licensing. Management evaluates segment performance based primarily on revenues and earnings from operations. The Company believes this segment reporting reflects how its five business segments are managed and each segment’s performance is evaluated. The Europe segment includes the Company’s wholesale and retail operations in Europe and the Middle East. The North American Retail segment includes the Company’s retail operations in North America. The Asia segment includes the Company’s wholesale and retail operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and export sales to Latin and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

Net revenue and earnings from operations are summarized as follows for the three and six months ended July 30, 2011 and July 31, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net revenue:
Europe	$288,818	$222,331	$499,027	$409,299
North American Retail	261,053	241,802	508,510	477,575
Asia	55,283	42,173	115,370	90,759
North American Wholesale	43,868	44,270	89,514	86,998
Licensing	28,137	26,559	56,982	51,845
	$677,159	$577,135	$1,269,403	$1,116,476

Earnings (loss) from operations:
Europe	$44,218	$50,349	$77,399	$84,831
North American Retail	32,914	26,310	51,544	50,682
Asia	4,856	5,701	11,957	12,838
North American Wholesale	10,522	10,711	21,636	20,922
Licensing	25,200	23,690	50,490	45,550
Corporate overhead	(24,181)	(20,460)	(48,564)	(47,195)
	$93,529	$96,301	$164,462	$167,628

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(8)           Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	July 30, 2011	Jan. 29, 2011
European capital lease, maturing quarterly through 2016	$13,790	$13,871
Other	444	524
	14,234	14,395
Less current installments	2,207	2,177
Long-term capital lease obligations	$12,027	$12,218

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At July 30, 2011, the capital lease obligation was $13.8 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of July 30, 2011 was approximately $0.7 million.

On July 6, 2011, the Company entered into a five-year senior secured revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a $200 million revolving multicurrency line of credit, and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. It may be used for working capital and other general corporate purposes.  The Credit Facility also allows for incremental revolving commitments or incremental term loans in an aggregate amount that does not exceed $100 million, subject to certain conditions. The Credit Facility replaces the Company’s previous $85 million credit facility, which was scheduled to mature on September 30, 2011. No principal or interest was outstanding or accrued and unpaid under the prior credit facility on its termination date.

All obligations under the Credit Facility are unconditionally guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the personal assets of the Company and such domestic subsidiaries, including a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries.

Direct borrowings under the Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (varying from 1.15% to 1.65%) based on the Company’s leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) 0.50% in excess of the federal funds rate, (ii) the rate of interest as announced by JP Morgan as its “prime rate,” or (iii) 1.0% in excess of the one month adjusted LIBOR rate, plus an applicable margin (varying from 0.15% to 0.65%) based on the Company’s leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At July 30, 2011, the Company had $1.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Credit Facility requires the Company to comply with a leverage ratio and a fixed charge coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. The Credit Facility allows for both secured and unsecured borrowings outside of the Credit Facility up to specified amounts.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at July 30, 2011, the Company could have borrowed up to $258.0 million under these agreements. At July 30, 2011, the Company had no outstanding borrowings and $6.4 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.9% to 3.9%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $50.4 million that has a minimum net equity requirement, there are no other financial ratio covenants.

From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

(9)           Share-Based Compensation

The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and six months ended July 30, 2011 and July 31, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Stock options	$1,806	$1,951	$3,119	$3,810
Nonvested stock awards/units	5,066	4,867	10,895	10,982
Employee Stock Purchase Plan	88	139	201	233
Total share-based compensation expense	$6,960	$6,957	$14,215	$15,025

Unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options and nonvested stock awards/units totaled approximately $10.8 million and $26.9 million, respectively, as of July 30, 2011.  This unrecognized expense assumes the performance-based equity awards vest in the future. This cost is expected to be recognized over a weighted-average period of 1.3 years.  The weighted average fair values of stock options granted during the six months ended July 30, 2011 and July 31, 2010 were $12.24 and $14.55, respectively.

On April 15, 2011, the Company made an annual grant of 284,200 stock options and 256,100 nonvested stock awards/units to its employees. On April 29, 2010, the Company made an annual grant of 237,400 stock options and 230,300 nonvested awards/units to its employees.

On June 18, 2011, Maurice Marciano, executive Chairman of the Board of Directors, notified the Company of his decision to retire as an employee and executive officer effective when his current employment agreement expires on January 28, 2012, the end of the Company’s 2012 fiscal year.  Mr. Marciano will continue to serve as Non-Executive Chairman of the Board of Directors.  In accordance with the terms of Mr. Marciano’s existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement, under which Mr. Marciano will provide certain consulting services to the Company through January 2014.  In connection with the ongoing services to be provided, Mr. Marciano’s outstanding equity awards were modified to provide that all awards that would have otherwise been unvested and forfeited at January 28, 2012, will continue to vest in accordance with the original vesting terms for as long as Mr. Marciano continues to serve as a member of the Board of Directors of the Company.  The original grant date fair value of the modified equity awards aggregated $4.7 million while the modified grant date fair value aggregated $5.0 million.  As a result of the modification, compensation expense of $2.5 million will be accelerated and is being recorded over the remainder of fiscal 2012.

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

Leases

The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect at July 30, 2011 with expiration dates ranging from 2012 to 2020.

One of these leases, with respect to the Company’s new showroom and office space located in Paris, France, was amended on June 27, 2011 to reconfigure and increase the size of the leased space. The amended lease provides for a $0.1 million increase in the annual rent amount, to $1.1 million per year (with subsequent annual rent adjustments based on a specified price index).  All other material terms of the existing Paris lease remain in full force and effect. The Company took possession of the facility on July 1, 2011.

Aggregate rent and property tax expense under these related party leases for the six months ended July 30, 2011 and July 31, 2010 was $2.4 million and $2.3 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements

The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered and may from time to time continue to charter aircraft owned by MPM Financial at a discount from the third party management companies’ preferred customer hourly charter rates. The total fees paid under these arrangements for the six months ended July 30, 2011 and July 31, 2010 were approximately $0.5 million and $0.4 million, respectively.

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

Pending Service Provider Transition

Near the end of the fiscal quarter ended July 30, 2011, the Company experienced a temporary disruption in service with one of its third party logistics service providers in Europe. Following this disruption in service, on July 29, 2011, the Company entered into a settlement agreement with this service provider to facilitate a transition to a new service provider.  The transition is ongoing and is expected to be completed over the next several months.  The Company has recorded a settlement charge of $19.5 million related to amounts paid or expected to be paid in connection with this agreement.  The settlement charge is included within operating expenses for the three and six month periods ended July 30, 2011.

Litigation

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and Guess Italia, S.r.l. asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, unspecified compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed in the Court of Milan, Italy. The Company is vigorously defending the allegations and expects to file its motion for summary judgment in October 2011.  A trial date has been set for February 27, 2012.  The Company believes that it is too early to predict the outcome of this action or whether the outcome will have a material impact on the Company’s financial position or results of operations.

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of July 30, 2011 related to any of the Company’s legal proceedings.

(12)         Supplemental Executive Retirement Plan

The components of net periodic pension cost for the three and six months ended July 30, 2011 and July 31, 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Service cost	$—	$69	$—	$138
Interest cost	659	558	1,316	1,116
Net amortization of unrecognized prior service cost	242	186	630	622
Net amortization of actuarial losses	545	140	1,134	280
Curtailment expense	1,242	—	1,242	5,819
Net periodic defined benefit pension cost	$2,688	$953	$4,322	$7,975

As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has and expects to continue to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender values of the insurance policies were $35.3 million and $32.9 million as of July 30, 2011 and January 29, 2011, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded an unrealized loss of $1.1 million and an unrealized gain of $0.4 million in other income and expense during the three and six months ended July 30, 2011, respectively, and an unrealized loss of $0.6 million and an unrealized gain of $0.6 million during the three and six months ended July 31, 2010, respectively.

During the three months ended July 30, 2011, the Company recorded a supplemental executive retirement plan curtailment expense of $1.2 million before taxes related to the accelerated amortization of prior service cost resulting from the announced retirement of Maurice Marciano as an employee and executive officer, effective upon the expiration of his current employment agreement on January 28, 2012.  Mr. Marciano will not receive or earn any additional SERP-related benefits in connection with his retirement.  During the three months ended May 1, 2010, the Company recorded a supplemental executive retirement plan curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Carlos Alberini, the Company’s former President and Chief Operating Officer. Mr. Alberini did not receive any termination payments in connection with his departure and, as of the date of his departure, he ceased vesting or accruing any additional benefits under the terms of the SERP. Mr. Marciano’s retirement and Mr. Alberini’s departure resulted in a significant reduction in the total expected remaining years of future service of all SERP participants combined, resulting in the pension curtailment during each of the separate periods.

A reconciliation of the changes in the projected benefit obligation for the fiscal year ended January 29, 2011 and six months ended July 30, 2011 is as follows (in thousands):

Projected Benefit Obligation
Balance at January 30, 2010	$37,165
Service cost	69
Interest cost	2,177
Actuarial losses	8,361
Balance at January 29, 2011	$47,772
Interest cost	1,316
Actuarial Losses	1,609
Balance at July 30, 2011	$50,697

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 30, 2011 and January 29, 2011 (in thousands):

	Fair Value Measurements at July 30, 2011				Fair Value Measurements at Jan. 29, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$636	$—	$636	$—	$3,227	$—	$3,227
Held-to-maturity securities	—	—	—	—	15,087	—	—	15,087
Available-for-sale securities	16,405	—	—	16,405	6,139	—	—	6,139
Total	$16,405	$636	$—	$17,041	$21,226	$3,227	$—	$24,453
Liabilities:
Foreign exchange currency contracts	$—	$14,868	$—	$14,868	$—	$7,766	$—	$7,766
Interest rate swaps	—	894	—	894	—	868	—	868
Deferred compensation obligations	—	7,199	—	7,199	—	6,456	—	6,456
Total	$—	$22,961	$—	$22,961	$—	$15,090	$—	$15,090

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

The Company’s held-to-maturity securities, which consisted of government agency notes of $15.0 million, matured during the second quarter of fiscal 2012.  The held-to-maturity securities were recorded at amortized cost and presented as short-term investments in the accompanying condensed consolidated balance sheet as of January 29, 2011. The amortized cost of held-to-maturity securities at January 29, 2011 was $15.1 million which approximated fair value.

Available-for-sale securities are recorded at fair value and are included in other assets in the accompanying condensed consolidated balance sheets. At July 30, 2011, available-for-sale securities consisted of $15.9 million of corporate bonds with maturity dates ranging from January 2013 to September 2014 and $0.5 million of marketable equity securities. At January 29, 2011, available-for-sale securities consisted of $5.7 million of corporate bonds and $0.4 million of marketable equity securities. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income. The accumulated unrealized gains, net of taxes, included in accumulated other comprehensive income related to available-for-sale securities owned by the Company at July 30, 2011 and January 29, 2011 were minimal.

The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At July 30, 2011 and January 29, 2011, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.

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

The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of July 30, 2011, credit risk did not have a significant effect on the fair value of the Company’s foreign currency contracts.

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

Summary of Derivative Instruments

The fair value of derivative instruments in the condensed consolidated balance sheet as of July 30, 2011 and January 29, 2011 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at July 30, 2011	Fair Value at Jan. 29, 2011
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	$110	$1,137

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	526	2,090

Total		$636	$3,227

LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	$3,670	$1,598

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	11,198	6,168
Interest rate swaps	Long-term liabilities	894	868
Total derivatives not designated as hedging instruments		12,092	7,036

Total		$15,762	$8,634

Forward Contracts Designated as Cash Flow Hedges

During the six months ended July 30, 2011, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$59.9 million and US$39.0 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges.  As of July 30, 2011, the Company had forward contracts outstanding for its European and Canadian operations of US$70.4 million and US$64.9 million, respectively, which are expected to mature over the next 14 months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for the three and six months ended July 30, 2011 and July 31, 2010 (in thousands):

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss)	Gain/(Loss) Reclassified from Accumulated OCI into Income/(Loss)
	Three Months Ended July 30, 2011	Three Months Ended July 31, 2010	Reclassified from Accumulated OCI into Income (1)	Three Months Ended July 30, 2011	Three Months Ended July 31, 2010
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$3,843	$759	Cost of sales	$(737)	$422

Foreign exchange currency contracts	$280	$212	Other income/expense	$(89)	$725

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss)	Gain/(Loss) Reclassified from Accumulated OCI into Income/(Loss)
	Six Months Ended July 30, 2011	Six Months Ended July 31, 2010	Reclassified from Accumulated OCI into Income (1)	Six Months Ended July 30, 2011	Six Months Ended July 31, 2010
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$(7,209)	$1,007	Cost of sales	$(3,070)	$(680)

Foreign exchange currency contracts	$(611)	$677	Other income/expense	$11	$982

(1) The ineffective portion was immaterial during the three and six months ended July 30, 2011 and July 31, 2010 and was recorded in net earnings and included in other income/expense.

As of July 30, 2011, accumulated other comprehensive income included an unrealized loss of approximately US$5.6 million, net of tax, of which US$5.5 million will be recognized in other expense or cost of product sales over the following 12 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Beginning balance (loss) gain	$(9,793)	$3,273	$(1,789)	$1,845
Net gains (losses) from changes in cash flow hedges	3,504	719	(6,425)	1,555
Net losses (gains) reclassified to income	670	(1,090)	2,595	(498)
Ending balance (loss) gain	$(5,619)	$2,902	$(5,619)	$2,902

As of January 29, 2011, the Company had forward contracts outstanding for its European and Canadian operations of US$71.6 million and US$52.3 million, respectively.

Forward Contracts Not Designated as Cash Flow Hedges

As of July 30, 2011, the Company had euro foreign currency contracts to purchase US$140.4 million expected to mature over the next eight months, Canadian dollar foreign currency contracts to purchase US$67.7 million expected to mature over the next 12 months, Swiss franc foreign currency contracts to purchase US$31.1 million expected to mature over the next 14 months and GBP0.9 million of foreign currency contracts to purchase euros expected to mature over the next two months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as cash flow hedges in other income and expense for the three and six months ended July 30, 2011 and July 31, 2010 (in thousands):

	Location of	Gain/(Loss) Recognized in Income		Gain/(Loss) Recognized in Income
	Gain/(Loss) Recognized in Income	Three Months Ended July 30, 2011	Three Months Ended July 31, 2010	Six Months Ended July 30, 2011	Six Months Ended July 31, 2010
Derivatives not designated as hedging instruments:

Foreign exchange currency contracts	Other income/expense	$3,270	$391	$(12,406)	$3,836

Interest rate swaps	Other income/expense	$(163)	$6	$—	$(167)

As of January 29, 2011, the Company had euro foreign currency contracts to purchase US$70.0 million, Canadian dollar foreign currency contracts to purchase US$67.7 million, Swiss franc foreign currency contracts to purchase US$30.1 million and GBP11.3 million of foreign currency contracts to purchase euros.

(15)         Subsequent Events

On August 24, 2011, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. The cash dividend will be paid on September 23, 2011 to stockholders of record as of the close of business on September 7, 2011.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Unless the context indicates otherwise, when we refer to “we,” “us”, “our” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.

Important Notice Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may also be contained in the Company’s other reports filed under the Securities Exchange Act of 1934, as amended, in its press releases and in other documents.  In addition, from time to time, the Company through its management may make oral forward-looking statements.  These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “pending,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth and international expansion, plans regarding the transition to a new European logistics service provider, e-commerce, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations, raw material and other inflationary cost pressures, consumer confidence and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2011, in Part II, Item 1A. “Risk Factors” of this Form 10-Q and in our other filings made from time to time with the Securities and Exchange Commission (“SEC”) after the date of this report.

Business Segments

The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes:  North American Retail, Europe, Asia, North American Wholesale and Licensing. Information relating to these segments is summarized in Note 7 to the Condensed Consolidated Financial Statements. Management evaluates segment performance based primarily on revenues and earnings from operations. The Company believes this segment reporting reflects how its five business segments are managed and each segment’s performance is evaluated. The Europe segment includes the Company’s wholesale and retail operations in Europe and the Middle East. The North American Retail segment includes the Company’s retail operations in North America. The Asia segment includes the Company’s wholesale and retail operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and export sales to Latin and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

Products

We derive our net revenue from the sale of GUESS?, GUESS by MARCIANO, GUESS Kids and G by GUESS men’s and women’s apparel, and our licensees’ products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line sites. We also derive royalty revenues from worldwide licensing activities.

Recent Global Economic Developments

Economic and market conditions have become increasingly volatile and uncertain in many markets around the world and consumer behavior remains cautious. In North America, the relatively weaker levels of consumer confidence and the highly promotional conditions among retailers may persist for some time. In Europe, sovereign debt issues continue to affect the capital markets of various European countries which could lead to reduced consumer confidence and spending in those countries. These conditions could affect both our growth and our profitability.

The Company anticipates that inflationary pressures on raw materials, labor, freight or other commodities including oil, will negatively impact the cost of product purchases in the second half of fiscal 2012. The Company has plans to mitigate more than half of these effects through price increases on select items, supply chain initiatives and reduced markdowns. However, there can be no assurances that these actions will be successful. In addition, increased prices could lead to reduced customer demand.

We also continue to experience significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During the first six months of fiscal 2012, the average U.S. dollar rate was weaker against these currencies versus the average rate in the comparable prior-year period. This had an overall positive impact on the translation of our international revenues and earnings for the six months ended July 30, 2011.

In addition, some of our transactions that occur in Europe, Canada and South Korea are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when converted to their functional currencies. These transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound intercompany liabilities and certain sales, operating expenses and tax liabilities denominated in Swiss francs. Fluctuations in exchange rates can impact the profitability of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. The Company enters into derivative financial instruments to manage exchange risk on certain foreign currency transactions. However, the Company does not hedge all transactions denominated in foreign currency. At the end of the first quarter of fiscal 2012, the euro strengthened significantly compared to the U.S. dollar, which unfavorably impacted the net revaluation of our foreign currency contracts and balances, resulting in an unrealized net revaluation loss recorded in other expense in the first quarter of fiscal 2012.  However, during the second quarter of fiscal 2012, the U.S. dollar moderately strengthened against the euro, which favorably impacted the net revaluation of our foreign currency contracts and balances, resulting in an unrealized net revaluation gain recorded in other income in the second quarter of fiscal 2012. Continued volatility in the global currency markets could result in further revaluation gains or losses in future periods.

Long-Term Growth Strategy

Despite the economic conditions described above, our key long-term strategies remain consistent. Global expansion continues to be the cornerstone of our growth strategy. Our combined revenues outside of the U.S. and Canada represented approximately half of the total Company’s revenues for the six months ended July 30, 2011, compared to one-fifth in fiscal 2005. We expect to continue to expand in both Europe and Asia. Expanding our retail business across the globe is another important part of our growth strategy. We see opportunities to increase the number of GUESS? branded retail stores in Europe and Asia. In North America, we also see opportunities, particularly with our newer store concepts. We will continue to regularly evaluate and implement initiatives that we believe will build brand equity, grow our business and enhance profitability.

Our North American Retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the productivity and performance of existing stores. We will continue to emphasize our newer G by GUESS store concept and our accessories business. This includes greater focus on our accessories line in our existing stores and the expansion of our GUESS? Accessories store concept. We currently plan to open between 35 and 40 retail stores across all concepts in the U.S. and Canada during fiscal 2012, of which, 15 stores have been opened during the first half of fiscal 2012.  In addition, we plan to remodel key existing locations as part of the roll-out of our new store designs. In February 2011, we opened our largest flagship store in the world in New York City with over 13,000 square feet.

In Europe, we will continue to focus on developing new markets in Northern Europe where our brand is well known but under-penetrated and expand on our recent success in Western and Southern Europe. We have flagship stores in key cities such as Barcelona, Dusseldorf, London and Milan. Together with our licensee partners, we opened 73 stores in the first half of fiscal 2012 and plan to continue our international expansion in Europe and the Middle East by opening between 125 and 130 retail stores in total during fiscal 2012, about one third of which will be owned and operated directly by us.

We see significant market opportunities in Asia and we are dedicating capital and human resources to support the region’s growth and development. We and our partners have opened flagship stores in key cities such as Seoul, Shanghai, Hong Kong, Macau, Taipei and Beijing and we have partnered with licensees to develop our business in the second tier cities in this region. We and our partners have opened 30 stores during the first half of fiscal 2012 and plan to open between 70 and 75 retail stores in total across all concepts in Asia during fiscal 2012.

The Company’s capital expenditures for the full fiscal year 2012 are planned at approximately $135 million (after deducting estimated lease incentives of approximately $10 million). The planned capital expenditures are primarily for expansion of our retail businesses in Europe and North America, store remodeling programs in North America, expansion of our Asia business, investments in information systems and other infrastructure investments.

Other

The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and six months ended July 30, 2011 had the same number of days as the three and six months ended July 31, 2010.

The Company reports National Retail Federation (“NRF”) calendar comparable store sales on a quarterly basis for our stores in the U.S. and Canada.  A store is considered comparable after it has been open for 13 full months. If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store is removed from the comparable store base until it has been opened at its new size, in its new location or under its new concept for 13 full months.

Executive Summary

The Company

Net earnings attributable to Guess?, Inc. decreased 9.1% to $60.7 million, or diluted earnings of $0.65 per common share, for the quarter ended July 30, 2011, compared to net earnings attributable to Guess?, Inc. of $66.8 million, or diluted earnings of $0.72 per common share, for the quarter ended July 31, 2010.  In the quarter, the Company recorded a pre-tax settlement charge of $19.5 million (or $17.6 million after considering the estimated $1.9 million reduction to income tax as a result of the charge), or $0.19 per share.  The charge related to a settlement agreement with one of the Company’s third party logistics service providers in Europe to facilitate the transition to a new service provider. Adjusted diluted earnings, excluding the settlement charge, were $0.84 per common share for the quarter ended July 30, 2011. References to financial results excluding the impact of the settlement charge are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Highlights of the Company’s performance for the quarter ended July 30, 2011 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results Of Operations”:

•                  Total net revenue increased 17.3% to $677.2 million for the quarter ended July 30, 2011, from $577.1 million in the same prior-year period, driven by growth in our international businesses. In constant U.S. dollars, revenues increased by 9.5%.

•                  Gross margin (gross profit as a percentage of total net revenues) improved 60 basis points to 44.3% for the quarter ended July 30, 2011, compared to 43.7% in the same prior-year period, due to a higher overall product margin partially offset by a higher overall occupancy rate.

•                  Selling, general and administrative (“SG&A”) expenses increased 19.0% to $185.6 million for the quarter ended July 30, 2011, compared to $155.9 million in the same prior-year period. SG&A expense as a percentage of revenues (“SG&A rate”) increased by 40 basis points to 27.4% for the quarter ended July 30, 2011, compared to 27.0% in the same prior-year period.

•                  In addition to SG&A expenses described above, the Company incurred the $19.5 million settlement charge and a pension curtailment expense of $1.2 million during the quarter ended July 30, 2011.

•                  Earnings from operations decreased 2.9% to $93.5 million for the quarter ended July 30, 2011, compared to $96.3 million in the same prior-year period. Operating margin declined 290 basis points to 13.8% for the quarter ended July 30, 2011, compared to 16.7% for the same prior-year period primarily as a result of the settlement charge, which negatively impacted the operating margin by 290 basis points.

•                  Other income, net, (including interest income and expense) totaled $2.8 million for the quarter ended July 30, 2011, compared to other income, net, of $0.1 million in the same prior-year period.

•                  Our effective income tax rate increased to 35.8% for the quarter ended July 30, 2011, compared to 30.1% for the same prior-year period due primarily to the settlement charge that unfavorably impacted the effective tax rate for the quarter ended July 30, 2011 by 440 basis points.

•                  The Company had $430.2 million in cash and cash equivalents as of July 30, 2011, down $48.4 million, compared to $478.6 million as of July 31, 2010. The decrease was due primarily to the payment of a special dividend of $184.0 million during the fourth quarter of fiscal 2011, partially offset by net cash flows provided by operating, investing and financing activities over the past twelve months.

•                  Accounts receivable, which primarily relates to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia, increased by $90.0 million, or 29.8%, to $391.5 million at July 30, 2011, compared to $301.5 million at July 31, 2010. This increase was primarily driven by our European wholesale business which was unfavorably impacted by the timing of month-end collections as a result of the earlier fiscal month-end compared to the same prior-year period. In addition, the accounts receivable balance at July 30, 2011 included an increase of approximately $29.4 million due to currency fluctuations compared to the prior-year quarter end.

•                  Inventory increased by $36.0 million, or 11.7%, to $343.1 million as of July 30, 2011, compared to $307.1 million as of July 31, 2010. The increase in inventory primarily supports the expansion of our European business, including a significant increase in our retail store base, as well as growth in our Asian and North American businesses. The higher inventory also included the translation impact of currency fluctuations, accounting for roughly half of the dollar increase compared to a year ago. When measured in terms of finished goods units, inventory volumes increased by approximately 3% as of July 30, 2011, when compared to July 31, 2010.

Europe

In Europe, revenue increased by $66.5 million, or 29.9%, to $288.8 million for the quarter ended July 30, 2011, compared to $222.3 million in the same prior-year period. In local currency, net revenue increased 14.1% over the same comparable period. In addition to the favorable impact on revenues resulting from fluctuations in foreign currency exchange rates, the increase was also driven by the expansion of our directly operated retail stores (where comparable store sales declined) and by our wholesale apparel business, partially offset by a decline in jewelry and handbag wholesale sales. At July 30, 2011, we directly operated 165 stores in Europe compared to 109 stores at July 31, 2010, excluding concessions, which represents a 51% increase over the prior-period end. Earnings from operations from our Europe segment, which included the $19.5 million settlement charge, decreased by $6.1 million, or 12.2%, to $44.2 million for the quarter ended July 30, 2011, compared to $50.3 million in the same prior-year period. Operating margin declined 730 basis points to 15.3% for the quarter ended July 30, 2011, compared to 22.6% for the same prior-year period, with the settlement charge representing 670 basis points of the decline.  The remaining decline of 60 basis points was driven by higher occupancy and distribution costs as well as investments in infrastructure, partially offset by product margin expansion driven by the greater mix of the retail business and the impact of the relatively stronger euro.

North American Retail

Our North American Retail segment, comprising North American full-priced retail stores, factory outlet stores and e-commerce, increased revenues by $19.3 million, or 8.0%, to $261.1 million during the quarter ended July 30, 2011, compared to $241.8 million in the same prior-year period. The increase was due primarily to a larger store base, which represented a net 9.3% increase in average square footage compared to the same prior-year period.  This was partially offset by negative comparable store sales of 1.9% for our combined U.S. and Canadian stores (negative 3.4% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores). North American Retail earnings from operations increased by $6.6 million, or 25.1%, to $32.9 million for the quarter ended July 30, 2011, compared to $26.3 million in the same prior-year period. Operating margin increased 170 basis points to 12.6% for the quarter ended July 30, 2011, compared to 10.9% for the same prior-year period, driven by higher product margins due to reduced markdowns and leverage of store selling and other costs.  These were partially offset by occupancy deleverage resulting from the negative comparable store sales.

In the quarter, we opened nine new stores in the U.S. and Canada and closed three stores. At July 30, 2011, we owned and operated 490 stores in the U.S. and Canada, comprised of 196 full-priced GUESS? retail stores, 122 GUESS? factory outlet stores, 63 GUESS? Accessories stores, 56 G by GUESS stores and 53 GUESS by MARCIANO stores. This compares to 448 stores as of July 31, 2010.

Asia

In Asia, revenue increased by $13.1 million, or 31.1%, to $55.3 million for the quarter ended July 30, 2011, compared to $42.2 million in the same prior-year period. All of our Asia businesses contributed to this growth, led by our South Korea business. In constant dollars, net revenue increased 21.6%. We continued to grow our Asia business, where we, along with our partners, opened 16 stores and 11 concessions during the quarter ended July 30, 2011.  Earnings from operations from our Asia segment decreased by $0.8 million, or 14.8%, to $4.9 million for the quarter ended July 30, 2011, compared to $5.7 million for the same prior-year period. Operating margin decreased 470 basis points to 8.8% for the quarter ended July 30, 2011, compared to 13.5% for the same prior-year period. The decline was driven by lower gross margins, mainly due to channel mix in our South Korea business, and a higher SG&A rate due to infrastructure investments to support our future growth in the region.

North American Wholesale

Our North American Wholesale segment revenue decreased by $0.4 million, or 0.9%, to $43.9 million for the quarter ended July 30, 2011, from $44.3 million in the same prior-year period. During the quarter ended July 30, 2011, the lower revenues in our U.S. wholesale business were mostly offset by higher revenues from our Mexican and Canadian wholesale businesses. North American Wholesale earnings from operations decreased by $0.2 million, or 1.8%, to $10.5 million for the quarter ended July 30, 2011, compared to $10.7 million in the same prior-year period. Operating margin remained relatively flat at 24.0% for the quarter ended July 30, 2011, compared to 24.2% for same prior-year period.

Licensing

Our Licensing royalty revenue increased by $1.5 million, or 5.9%, to $28.1 million compared to $26.6 million in the same prior-year period, driven by royalties from higher sales in our eyewear, watches and footwear categories, partially offset by lower sales in handbags. Earnings from operations increased by $1.5 million, or 6.4%, to $25.2 million for the quarter ended July 30, 2011, compared to $23.7 million in the same prior-year period.

Corporate Overhead

Corporate overhead expenses increased by $3.7 million, or 18.2%, to $24.2 million for the quarter ended July 30, 2011, from $20.5 million in the same prior-year period.  The increase was driven primarily by the accelerated amortization of prior service cost as a result of a curtailment in the Company’s supplemental executive retirement plan and higher performance-based compensation costs and professional fees.

Global Store Count

In the second quarter of fiscal 2012, together with our partners, we opened 58 new stores worldwide, consisting of 29 stores in Europe and the Middle East, 16 stores in Asia, nine stores in the U.S. and Canada and four stores in Central and South America. Together with our partners, we closed 14 stores worldwide, consisting of seven stores in Asia, four stores in Europe and the Middle East and three stores in the U.S. and Canada.

We ended the second quarter of fiscal 2012 with 1,465 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	490	490	—

Europe and the Middle East	533	165	368

Asia	377	32	345

Other	65	21	44

Total	1,465	708	757

This store count does not include 281 concessions located primarily in South Korea and Greater China because of their smaller store size in relation to our standard international store size. Of the total 1,465 stores, 1,011 were GUESS? stores, 287 were GUESS? Accessories stores, 98 were GUESS by MARCIANO stores and 69 were G by GUESS stores.

RESULTS OF OPERATIONS

Three months ended July 30, 2011 and July 31, 2010

NET REVENUE. Net revenue increased by $100.1 million, or 17.3%, to $677.2 million for the quarter ended July 30, 2011, from $577.1 million for the quarter ended July 31, 2010.  Our international businesses were the largest drivers of the growth, with Europe and Asia combined representing nearly 80% of our total sales growth. In constant U.S. dollars, revenues increased by 9.5% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $45.3 million compared to the same prior-year period.

Net revenue from our Europe operations increased by $66.5 million, or 29.9%, to $288.8 million for the quarter ended July 30, 2011, from $222.3 million in the same prior-year period. In local currency, revenues increased 14.1% over the same comparable period. In addition to the favorable translation impact on revenues resulting from foreign currency exchange rates, the increase was also driven by the expansion of our directly operated retail stores (where comparable store sales declined) and by our wholesale apparel business, partially offset by a decline in jewelry and handbag wholesale sales. At July 30, 2011, we directly operated 165 stores in Europe compared to 109 stores at July 31, 2010, excluding concessions, which represents a 51% increase over the prior-period end. Currency translation fluctuations relating to our Europe operations favorably impacted net revenue in our Europe segment by $35.5 million.

Net revenue from our North American Retail operations increased by $19.3 million, or 8.0%, to $261.1 million for the quarter ended July 30, 2011, from $241.8 million in the same prior-year period. This increase was due primarily to a larger store base, partially offset by negative comparable store sales of 1.9% for our combined U.S. and Canadian stores (negative 3.4% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores). The store base increased by an average of 46 net additional stores during the quarter ended July 30, 2011 compared to the prior-year quarter, resulting in a net 9.3% increase in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores favorably impacted net revenue in our North American Retail segment by $4.5 million.

Net revenue from our Asia operations increased by $13.1 million, or 31.1%, to $55.3 million for the quarter ended July 30, 2011, from $42.2 million in the same prior-year period. All of our Asia businesses contributed to this growth, driven by our South Korea and Greater China businesses. In constant dollars, net revenue increased by 21.6%. We continued to grow our Asia business, where we, along with our partners, opened 16 stores and 11 concessions during the quarter ended July 30, 2011. Our South Korea business continued to lead the growth in this region with stronger existing door performance and a greater number of doors compared to the same prior-year period. Currency translation fluctuations relating to our Asia operations favorably impacted net revenue in our Asia segment by $4.0 million.

Net revenue from our North American Wholesale operations decreased by $0.4 million, or 0.9%, to $43.9 million for the quarter ended July 30, 2011, from $44.3 million in the same prior-year period. During the quarter ended July 30, 2011, the lower revenues in our U.S. wholesale business were mostly offset by higher revenues from our Mexican and Canadian wholesale businesses. Currency translation fluctuations related to our non-U.S. wholesale businesses favorably impacted net revenues in our North American Wholesale segment by $1.3 million.

Net royalty revenue from Licensing operations increased by $1.5 million, or 5.9%, to $28.1 million for the quarter ended July 30, 2011, from $26.6 million in the same prior-year period, driven by royalties from higher sales in our eyewear, watches and footwear categories, partially offset by lower sales in handbags.

GROSS PROFIT. Gross profit increased by $47.7 million, or 18.9%, to $299.9 million for the quarter ended July 30, 2011, from $252.2 million in the same prior-year period. The increase was due to the growth in revenue, which included the favorable impact of currency translation, and product margin expansion, partially offset by higher occupancy costs as we grow our global retail businesses. All segments contributed to the growth in gross profit with the largest increase coming from our Europe segment.

Gross margin increased 60 basis points to 44.3% for the quarter ended July 30, 2011, from 43.7% for the same prior-year period. The higher gross margin reflects an overall product margin improvement in the quarter, driven by lower markdowns in North American Retail and the favorable impacts of European retail mix and currency due to the relatively stronger euro compared to the same prior-year period. These were partially offset by higher relative store occupancy expenses due to retail expansion in both Europe and North America as well as negative comparable store sales.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $29.7 million, or 19.0%, to $185.6 million for the quarter ended July 30, 2011, from $155.9 million in the same prior-year period. The increase in SG&A expenses, which included the unfavorable impact of currency translation, primarily supported our store and sales growth resulting in higher variable selling costs, higher store selling expenses and increased distribution costs. In addition, the Company’s investments in infrastructure in both Europe and Asia contributed to the increase.

The Company’s SG&A rate increased by 40 basis points to 27.4% for the quarter ended July 30, 2011, compared to 27.0% in the same prior-year period. The increase in the SG&A rate was driven primarily by higher distribution costs in Europe, the unfavorable impact of business mix and investments in infrastructure in Europe and Asia, partially offset by leveraging of store selling and other costs in our North American Retail segment.

SETTLEMENT CHARGE. During the quarter ended July 30, 2011, we experienced a temporary disruption in service with one of our third party logistics service providers in Europe and subsequently entered into a settlement agreement with this service provider to facilitate a transition to a new service provider. During the three months ended July 30, 2011, the Company recorded a $19.5 million settlement charge related to amounts paid or expected to be paid in connection with this agreement.

PENSION CURTAILMENT EXPENSE. During the quarter ended July 30, 2011, the Company recorded a supplemental executive retirement plan (“SERP”) curtailment expense of $1.2 million before taxes related to the accelerated amortization of prior service cost resulting from the announced retirement of Maurice Marciano as an employee and executive officer, effective upon the expiration of his current employment agreement on January 28, 2012. Mr. Marciano will not receive or earn any additional SERP-related benefits in connection with his retirement. Mr. Marciano’s retirement resulted in a significant reduction in the total expected remaining years of future service of all SERP participants combined, resulting in the pension curtailment.

EARNINGS FROM OPERATIONS. Earnings from operations decreased by $2.8 million, or 2.9%, to $93.5 million for the quarter ended July 30, 2011, from $96.3 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $7.0 million. The decrease in earnings from operations resulted primarily from the following:

•                  Earnings from operations for the Europe segment decreased by $6.1 million to $44.2 million for the quarter ended July 30, 2011, compared to $50.3 million in the same prior-year period. The decline resulted from the $19.5 million settlement charge, higher occupancy and store selling expenses given our retail expansion and higher distribution costs and infrastructure investments, partially offset by higher revenues and product margins driven by the greater mix of retail business and the impact of the relatively stronger euro. Currency translation fluctuations relating to our Europe segment favorably impacted earnings from operations by $5.6 million.

•                  Earnings from operations for the North American Retail segment increased by $6.6 million to $32.9 million for the quarter ended July 30, 2011, compared to $26.3 million in the same prior-year period. The increase in earnings from operations was due primarily to increased revenues from new store growth, higher product margins and leverage over SG&A expenses due to the increased revenues, partially offset by a higher occupancy rate due to negative comparable store sales.

•                  Earnings from operations for the Asia segment decreased by $0.8 million to $4.9 million for the quarter ended July 30, 2011, compared to $5.7 million for the same prior-year period. The favorable benefit from increased revenues was more than offset by higher occupancy costs, higher store selling expenses and investments in infrastructure to support that growth, as well as lower gross margin, mainly due to channel mix in our South Korea business.

•                 Earnings from operations for the North American Wholesale segment remained relatively flat at $10.5 million for the quarter ended July 30, 2011, compared to $10.7 million in the same prior-year period.

•                  Earnings from operations for the Licensing segment increased by $1.5 million to $25.2 million for the quarter ended July 30, 2011, compared to $23.7 million in the same prior-year period, driven by increased royalties due to higher licensed product sales compared to the same prior-year period.

•                  Unallocated corporate overhead increased by $3.7 million to $24.2 million for the quarter ended July 30, 2011, compared to $20.5 million for the quarter ended July 31, 2010.  The increase was driven primarily by the accelerated amortization of prior service cost as a result of a curtailment in the Company’s supplemental executive retirement plan and higher performance-based compensation costs and professional fees.

Operating margin declined 290 basis points to 13.8% for the quarter ended July 30, 2011, compared to 16.7% for the same prior-year period primarily as a result of the settlement charge which negatively impacted the operating margin by 290 basis points along with the higher SG&A rate. These were partially offset by an improvement in gross margin.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $0.4 million for the quarter ended July 30, 2011, compared to $0.3 million for the quarter ended July 31, 2010. At July 30, 2011, total borrowings, related primarily to our capital lease in Europe, were $14.2 million, compared to $14.6 million at July 31, 2010. Interest income decreased to $0.5 million for the quarter ended July 30, 2011, compared to $0.6 million for the quarter ended July 31, 2010, due to lower average invested cash balances as a result of the special dividend in the fourth quarter of the prior year, partially offset by higher interest rates on invested cash.

OTHER INCOME, NET. Other income, net, was $2.7 million for the quarter ended July 30, 2011, compared to other expense, net, of $0.3 million in the same prior-year period. Other income, net, in the quarter ended July 30, 2011 consisted primarily of net unrealized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances, partially offset by net unrealized losses on non-operating assets. Net unrealized mark-to-market activity on our foreign currency forward contracts and other foreign currency balances and non-operating assets were not significant during the quarter ended July 31, 2010.

INCOME TAXES.  Income tax expense for the quarter ended July 30, 2011 was $34.5 million, or a 35.8% effective tax rate, compared to income tax expense of $29.0 million, or a 30.1% effective tax rate, for the same prior-year period.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year (along with the impact of any discrete items), which is subject to ongoing review and evaluation by management. The increase in the effective tax rate in the quarter ended July 30, 2011 was due primarily to the settlement charge recorded as a discrete item in the second quarter of fiscal 2012 which unfavorably impacted the mix of taxable income among the Company’s tax jurisdictions and increased the effective tax rate for this period by 440 basis points.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the quarter ended July 30, 2011 was $1.2 million, net of taxes, as compared to $0.6 million, net of taxes, for the quarter ended July 31, 2010. The increase was due to higher earnings from our majority-owned European and Mexican subsidiaries.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. decreased to $60.7 million for the quarter ended July 30, 2011, from $66.8 million in the same prior-year period. Diluted earnings per share decreased to $0.65 per share for the quarter ended July 30, 2011, compared to $0.72 per share for the quarter ended July 31, 2010. The quarter ended July 30, 2011 included the $0.19 per share settlement charge. Adjusted diluted earnings, excluding the settlement charge, were $0.84 per common share for the quarter ended July 30, 2011. References to financial results excluding the impact of the settlement charge are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Six months ended July 30, 2011 and July 31, 2010

NET REVENUE. Net revenue increased by $152.9 million, or 13.7%, to $1,269.4 million for the six months ended July 30, 2011, from $1,116.5 million in the same prior-year period. Our international businesses were the largest drivers of the growth, with Europe and Asia combined representing 75% of our total sales growth. In constant U.S. dollars, revenues increased by 8.7% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $55.8 million compared to the same prior-year period.

Net revenue from our Europe operations increased by $89.7 million, or 21.9%, to $499.0 million for the six months ended July 30, 2011, from $409.3 million in the same prior-year period. In local currency, revenues increased by 12.2% over the same comparable period. In addition to the favorable translation impact on revenues resulting from fluctuations in foreign currency rates, the increase was also driven by expansion of our directly operated retail stores (where comparable store sales declined slightly) and apparel wholesale business, partially offset by a decline in our accessories wholesale business. At July 30, 2011, we directly operated 165 stores in Europe compared to 109 stores at July 31, 2010, excluding concessions, which represents a 51% increase over the prior-period end. Shipments in our existing wholesale business were unfavorably impacted in the first quarter of fiscal 2012 due to the earlier spring product deliveries that benefitted the fourth quarter of fiscal 2011.  Currency translation fluctuations relating to our Europe operations favorably impacted net revenue in our Europe segment by $40.9 million.

Net revenue from our North American Retail operations increased by $30.9 million, or 6.5%, to $508.5 million for the six months ended July 30, 2011, from $477.6 million in the same prior-year period. This increase was due primarily to a larger store base, partially offset by negative comparable store sales of 2.5% for our combined U.S. and Canadian stores (negative 3.8% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores). The store base increased by an average of 48 net additional stores during the six months ended July 30, 2011 compared to the same prior-year period, resulting in a net 9.4% increase in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores favorably impacted net revenue in our North American Retail segment by $7.2 million.

Net revenue from our Asia operations increased by $24.6 million, or 27.1%, to $115.4 million for the six months ended July 30, 2011, from $90.8 million in the same prior-year period. In constant dollars, net revenue increased by 21.1%. We continued to grow our Asia business, where we, along with our partners, opened 30 stores and 23 concessions during the six months ended July 30, 2011. Our South Korea business continued to drive the growth in this region with stronger existing door performance and a greater number of doors compared to the same prior-year period. Currency translation fluctuations relating to our Asia operations favorably impacted net revenue in our Asia segment by $5.4 million.

Net revenue from our North American Wholesale operations increased by $2.5 million, or 2.9%, to $89.5 million for the six months ended July 30, 2011, from $87.0 million in the same prior-year period. This increase was driven by higher revenues in our non U.S.  wholesale businesses and the favorable impact of currency translation fluctuations to net revenues of $2.2 million relating to our non-U.S. wholesale businesses.

Net royalty revenue from Licensing operations increased by $5.2 million, or 9.9%, to $57.0 million for the six months ended July 30, 2011, from $51.8 million in the same prior-year period, driven by royalties on higher sales in the watches, eyewear and footwear categories, partially offset by lower sales in handbags.

GROSS PROFIT. Gross profit increased by $61.6 million, or 12.6%, to $549.1 million for the six months ended July 30, 2011, from $487.5 million in the same prior-year period, due to the growth in revenue which included the favorable impact of currency translation, partially offset by higher occupancy costs. All segments contributed to the growth in gross profit, with the largest increase coming from our Europe segment.

Gross margin declined 40 basis points to 43.3% for the six months ended July 30, 2011, from 43.7% for the same prior-year period. While the overall product margin improved in the six months ended July 30, 2011 as a result of greater mix of retail business in Europe and favorable currency impact, this was more than offset by a higher occupancy rate in Europe due to the greater mix of retail business, and a higher occupancy rate in North America due to the negative comparable store sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $49.9 million, or 15.9%, to $363.9 million for the six months ended July 30, 2011, from $314.0 million in the same prior-year period. The increase in SG&A expenses, which included the unfavorable impact of currency translation, primarily supported our store and sales growth, resulting in higher variable selling costs, higher store selling expenses and increased distribution costs. In addition, the Company’s investments in infrastructure in both Europe and Asia contributed to the increase.

The Company’s SG&A rate increased by 60 basis points to 28.7% for the six months ended July 30, 2011, compared to 28.1% in the same prior-year period. The SG&A rate was negatively impacted by earlier spring product deliveries for the European wholesale business that benefitted the fourth quarter of fiscal 2011, the unfavorable impact of business mix and higher distribution costs in Europe.

SETTLEMENT CHARGE. During the quarter ended July 30, 2011, we experienced a temporary disruption in service with one of our third party logistics service providers in Europe and subsequently entered into a settlement agreement with this service provider to facilitate a transition to a new service provider. During the six months ended July 30, 2011, the Company recorded a $19.5 million settlement charge related to amounts paid or expected to be paid in connection with this agreement.

PENSION CURTAILMENT EXPENSE. During the six months ended July 30, 2011, the Company recorded a SERP curtailment expense of $1.2 million before taxes related to the accelerated amortization of prior service cost resulting from the announced retirement of Maurice Marciano as an employee and executive officer, effective upon the expiration of his current employment agreement on January 28, 2012. Mr. Marciano will not receive or earn any additional SERP-related benefits in connection with his retirement.  During the six months ended July 31, 2010, the Company recorded a SERP curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Carlos Alberini, the Company’s former President and Chief Operating Officer. Mr. Alberini did not receive any termination payments in connection with his departure and, as of the date of his departure, he ceased vesting or accruing any additional benefits under the terms of the SERP. Mr. Marciano’s retirement and Mr. Alberini’s departure each resulted in a significant reduction in the total expected remaining years of future service of all SERP participants combined, resulting in the pension curtailment during each of the separate periods.

EARNINGS FROM OPERATIONS.  Earnings from operations decreased by $3.1 million, or 1.9%, to $164.5 million for the six months ended July 30, 2011, from $167.6 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $8.0 million. The decrease in earnings from operations resulted primarily from the following:

•                  Earnings from operations for the Europe segment decreased by $7.4 million to $77.4 million for the six months ended July 30, 2011, compared to $84.8 million in the same prior-year period. The decline resulted from the $19.5 million settlement charge, the earlier spring product deliveries that benefitted the fourth quarter of fiscal 2011, along with higher store occupancy, selling and distribution costs and investments in infrastructure, partially offset by the higher revenues and product margins. Currency translation fluctuations relating to our Europe segment favorably impacted earnings from operations by $6.0 million.

•                  Earnings from operations for the North American Retail segment increased by $0.8 million to $51.5 million for the six months ended July 30, 2011, compared to $50.7 million in the same prior-year period. The increase primarily reflects the impact of sales from new stores and higher product margins, partially offset by higher occupancy and store selling expenses due to the expansion of retail stores, and the negative comparable store sales.

•                  Earnings from operations for the Asia segment decreased by $0.8 million to $12.0 million for the six months ended July 30, 2011, compared to $12.8 million for the same prior-year period. The favorable impact to earnings from higher sales was more than offset by higher occupancy and store selling costs, higher SG&A expenses related to infrastructure investments to support that growth, as well as a lower gross margin due to channel mix.

•                 Earnings from operations for the North American Wholesale segment increased by $0.7 million to $21.6 million for the six months ended July 30, 2011, compared to $20.9 million in the same prior-year period. The increase in earnings from operations was mainly due to sales growth and improved product margins, partially offset by higher SG&A expenses.

•                  Earnings from operations for the Licensing segment increased by $4.9 million to $50.5 million for the six months ended July 30, 2011, compared to $45.6 million in the same prior-year period, driven by increased royalties and the leveraging of SG&A expenses compared to the same prior-year period.

•                  Unallocated corporate overhead increased by $1.4 million to $48.6 million for the six months ended July 30, 2011, compared to $47.2 million for the six months ended July 31, 2010.  The increase was due to higher compensation costs, professional fees and global marketing costs, partially offset by the net impact of the higher pension curtailment expense recorded in the comparable prior-year period.

Operating margin declined 200 basis points to 13.0% for the six months ended July 30, 2011, compared to 15.0% for the same prior-year period. The operating margin decrease was driven by the settlement charge which negatively impacted operating margin by 150 basis points during the current period. In addition, operating margin was negatively impacted by the higher SG&A rate and lower gross margin in the six months ended July 30, 2011. These were partially offset by the net impact of the higher pension curtailment expense recorded in the prior-year period.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $0.8 million for the six months ended July 30, 2011, compared to $0.5 million for the six months ended July 31, 2010. At July 30, 2011, total borrowings, related primarily to our capital lease in Europe, were $14.2 million, compared to $14.6 million at July 31, 2010. The average debt balance for the six months ended July 30, 2011 was $14.3 million, versus an average debt balance of $15.0 million for the six months ended July 31, 2010. Interest income increased to $1.8 million for the six months ended July 30, 2011, compared to $1.0 million for the six months ended July 31, 2010, due to higher interest rates on invested cash, partially offset by lower average invested cash balances as a result of the special dividend in the fourth quarter of the prior year.

OTHER EXPENSE, NET. Other expense, net, was $7.3 million for the six months ended July 30, 2011, compared to other income, net, of $3.2 million in the same prior-year period. Other expense, net, in the six months ended July 30, 2011 consisted primarily of net unrealized mark-to-market revaluation losses on foreign currency contracts and other foreign currency balances. Other income, net, in the six months ended July 31, 2010, primarily consisted of net unrealized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances and net unrealized gains on non-operating assets.

INCOME TAXES.  Income tax expense for the six months ended July 30, 2011 was $52.8 million, or a 33.4% effective tax rate, compared to income tax expense of $52.2 million, or a 30.5% effective tax rate, for the same prior-year period.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year (along with the impact of any discrete items), which is subject to ongoing review and evaluation by management. The increase in the effective tax rate in the current six-month period was due primarily to the settlement charge recorded as a discrete item in the second quarter of fiscal 2012 which unfavorably impacted the mix of taxable income among the Company’s tax jurisdictions and increased the effective tax rate for the six month period ended July 30, 2011 by 260 basis points.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the six months ended July 30, 2011 was $2.1 million, net of taxes, as compared to $1.9 million, net of taxes, for the six months ended July 31, 2010. The increase was due to higher earnings from our majority-owned Mexican subsidiary, partially offset by lower earnings in our majority-owned European subsidiary.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. decreased to $103.3 million for the six months ended July 30, 2011, from $117.1 million in the same prior-year period. Diluted earnings per share decreased to $1.11 per share for the six months ended July 30, 2011, compared to $1.25 per share for the six months ended July 31, 2010. The six month period ended July 30, 2011 included the $0.19 per share settlement charge. Adjusted diluted earnings, excluding the settlement charge, were $1.30 per common share for the six months ended July 30, 2011. References to financial results excluding the impact of the settlement charge are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

NON-GAAP MEASURES

The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share for the quarter and six month period ended July 30, 2011 reflect the impact of a settlement charge which affects the comparability of those reported results. Those financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of this item.  The Company believes that these “non-GAAP” or “adjusted” financial measures are useful as an additional means for investors to evaluate the Company’s operating results when reviewed in conjunction with the Company’s GAAP financial statements.  The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.

The adjusted measures exclude the impact of a settlement charge incurred during the quarter ended July 30, 2011. Near the end of the fiscal quarter, the Company experienced a temporary disruption in service with one of its third party logistics service providers in Europe.  Following this disruption in service, the Company entered into a settlement agreement with this service provider to facilitate a transition to a new service provider, resulting in a pre-tax settlement charge of $19.5 million (or $17.6 million after considering the estimated $1.9 million reduction to income tax as a result of the charge), or $0.19 per share, in the quarter and six month period ended July 30, 2011 related to amounts paid or expected to be paid in connection with this agreement.  The estimated income tax effect of the charge is based on the Company’s assessment of deductibility using the statutory tax rate of the tax jurisdiction in which the charge was incurred. On a GAAP basis, net earnings attributable to Guess?, Inc. for the quarter and six month period ended July 30, 2011 were $60.7 million and $103.3 million, respectively, and diluted earnings per common share for the quarter and six month period ended July 30, 2011 were $0.65 and $1.11, respectively.  Excluding the impact of the settlement charge and the related tax impact, adjusted net earnings attributable to Guess?, Inc. for the quarter and six month period ended July 30, 2011 were $78.3 million and $121.0 million, respectively, and adjusted diluted earnings per common share for the quarter and six month period ended July 30, 2011 were $0.84 and $1.30, respectively.

Our discussion and analysis above also includes certain constant currency financial information.  Foreign currency exchange rate fluctuations affect the amount reported from translating the Company’s foreign revenues and expenses into U.S. dollars.  These rate fluctuations can have a significant effect on reported operating results under GAAP. The Company provides constant currency information to help investors assess how our businesses performed excluding the effects of changes in foreign currency translation rates. To calculate revenues and earnings from operations on a constant currency basis, operating results for the current year period for entities reporting in currencies other than U.S. dollars are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different to the functional currency of that entity when exchange rates fluctuate.  The constant currency information presented may not be comparable to similarly titled measures reported by other companies.

LIQUIDITY AND CAPITAL RESOURCES

We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the six months ended July 30, 2011, the Company relied on trade credit, available cash, real estate leases, and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.” As of July 30, 2011, the Company had cash and cash equivalents of $430.2 million. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in four diversified money market funds and in overnight deposit and short-term time deposit accounts. The money market funds are all AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. As of July 30, 2011, we do not have any exposure to auction-rate security investments in these funds. Please see “—Important Notice Regarding Forward-Looking Statements”, “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and Part II, Item 1A. “Risk Factors” of this Form 10-Q for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

The Company has presented below the cash flow performance comparison of the six months ended July 30, 2011 versus the six months ended July 31, 2010.

Operating Activities

Net cash provided by operating activities was $88.4 million for the six months ended July 30, 2011, compared to $103.9 million for the six months ended July 30, 2011, or a decrease of $15.5 million. The decrease was driven by lower net earnings of $13.6 million and the unfavorable impact of changes in working capital for the six month period ended July 30, 2011 versus the same prior-year period, partially offset by the impact of higher non-cash transactions recorded in the six months ended July 30, 2011. The changes in working capital were driven primarily by a larger decline in the accounts payable and accrued expenses balances, primarily in our Europe segment, due to the timing of the payment of tax and other current liabilities during the six months ended July 30, 2011 compared to the same prior-year period.

At July 30, 2011, the Company had working capital (including cash and cash equivalents) of $808.4 million compared to $732.6 million at January 29, 2011 and $793.4 million at July 31, 2010. The Company’s primary working capital needs are for inventory and accounts receivable. Accounts receivable at July 30, 2011 amounted to $391.5 million, up $90.0 million, compared to $301.5 million at July 31, 2010. The accounts receivable balance primarily relates to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia. This increase was primarily driven by our European wholesale business which was unfavorably impacted by the timing of month-end collections as a result of the earlier fiscal month-end compared to the same prior-year period. In addition, the accounts receivable balance at July 30, 2011 included an increase of approximately $29.4 million due to currency fluctuations compared to July 31, 2010. Approximately $204.6 million of our receivables, or 52.3% of the

$391.5 million in accounts receivable at July 30, 2011, were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at July 30, 2011 increased to $343.1 million, or 11.7%, compared to $307.1 million at July 31, 2010. The increase in inventory supports primarily the expansion of our European business, including a significant increase in our retail store base, as well as growth in our Asian and North American businesses. The carrying value of inventory also includes the impact of currency fluctuations, accounting for roughly half of the dollar increase compared to a year ago. When measured in terms of finished goods units, inventory volumes increased by approximately 3% as of July 30, 2011, when compared to July 31, 2010.

Investing Activities

Net cash used in investing activities was $62.1 million for the six months ended July 30, 2011, compared to $52.2 million for the six months ended July 31, 2010. Cash used in investing activities related primarily to the expansion of our Europe and North American Retail businesses, capital expenditures incurred on existing store remodeling programs in North America and investments in marketable securities in the current period.

The increase in cash used in investing activities related primarily to the higher level of spending on remodeling of existing stores in North America during the six months ended July 30, 2011 compared to the same prior-year period.  Additionally, the Company made net payments for settlement of forward contracts during the six months ended July 30, 2011 compared to net cash receipts for settlement of forward contracts in the prior-year period. These were partially offset by a net decrease in investments in marketable securities during the current period. During the six months ended July 30, 2011, the Company opened 50 owned stores compared to 49 owned stores that were opened in the comparable prior-year period.

Financing Activities

Net cash used in financing activities was $34.2 million for the six months ended July 30, 2011, compared to $69.6 million for the six months ended July 31, 2010. The decrease in net cash used in financing activities in the current period compared to the prior year was due primarily to share repurchases in the comparable prior-year period, partially offset by higher dividend payments during the current period.

Dividends

During the first quarter of fiscal 2008, the Company announced a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.20 per common share.

On August 24, 2011, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. The cash dividend will be paid on September 23, 2011 to stockholders of record as of the close of business on September 7, 2011.

The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based on a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.

Capital Expenditures

Gross capital expenditures totaled $59.3 million, before deducting lease incentives of $4.9 million, for the six months ended July 30, 2011. This compares to gross capital expenditures of $48.8 million, before deducting lease incentives of $6.3 million, for the six months ended July 31, 2010. The Company’s capital expenditures for the full fiscal year 2012 are planned at approximately $135 million (after deducting estimated lease incentives of approximately $10 million). The planned capital expenditures are primarily for expansion of our retail businesses in Europe and North America, store remodeling programs in North America, expansion of our Asia business, investments in information systems and other infrastructure investments.

In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities

On July 6, 2011, the Company entered into a five-year senior secured revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a $200 million revolving multicurrency line of credit, and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. It may be used for working capital and other general corporate purposes.  The Credit Facility also allows for incremental revolving commitments or incremental term loans in an aggregate amount that does not exceed $100 million, subject to certain conditions. The Credit Facility replaces the Company’s previous $85 million credit facility, which was scheduled to mature on September 30, 2011. No principal or interest was outstanding or accrued and unpaid under the prior credit facility on its termination date.

All obligations under the Credit Facility are unconditionally guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the personal assets of the Company and such domestic subsidiaries, including a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries.

Direct borrowings under the Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (varying from 1.15% to 1.65%) based on the Company’s leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) 0.50% in excess of the federal funds rate, (ii) the rate of interest as announced by JP Morgan as its “prime rate,” or (iii) 1.0% in excess of the one month adjusted LIBOR rate, plus an applicable margin (varying from 0.15% to 0.65%) based on the Company’s leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At July 30, 2011, the Company had $1.1 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Credit Facility requires the Company to comply with a leverage ratio and a fixed charge coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. The Credit Facility allows for both secured and unsecured borrowings outside of the Credit Facility up to specified amounts.

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at July 30, 2011, the Company could have borrowed up to $258.0 million under these agreements. At July 30, 2011, the Company had no outstanding borrowings and $6.4 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.9% to 3.9%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $50.4 million that has a minimum net equity requirement, there are no other financial ratio covenants.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At July 30, 2011, the capital lease obligation was $13.8 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of July 30, 2011 was approximately $0.7 million.

From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

On March 14, 2011, the Company’s Board of Directors terminated the previously authorized 2008 Share Repurchase Program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250.0 million of the Company’s common stock (the “2011 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. There were no share repurchases under the 2011 or 2008 Share Repurchase Programs during the six months ended July 30, 2011. During the six months ended July 31, 2010, the Company repurchased 1,500,000 shares under the 2008 Share Repurchase Program at an aggregate cost of $49.3 million. All such share repurchases were made during the three months ended July 31, 2010. At July 30, 2011, the Company had remaining authority under the 2011 Share Repurchase Program to purchase $250.0 million of its common stock.

Supplemental Executive Retirement Plan

On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (“SERP”) which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The current participants in the SERP are Maurice Marciano, executive Chairman of the Board of Directors, and Paul Marciano, Chief Executive Officer and Vice Chairman of the Board. In addition to the current participants, Carlos Alberini, the Company’s former President and Chief Operating Officer, participated in the SERP until his departure from the Company on June 1, 2010, and will be eligible to receive vested SERP benefits in the future in accordance with the terms of the SERP. During the three months ended July 30, 2011, the Company recorded a $1.2 million charge before taxes related to the accelerated amortization of prior service cost resulting from the announced retirement of Mr. Maurice Marciano as an employee and executive officer, effective upon expiration of his current employment agreement on January 28, 2012. Mr. Marciano will not receive or earn any additional SERP-related benefits in connection with his retirement. During the three months ended May 1, 2010, the Company recorded a $5.8 million charge before taxes related to the accelerated amortization of prior service cost resulting from the departure of Mr. Alberini from the Company. Mr. Alberini did not receive any termination payments in connection with his departure and, as of the date of his departure, he ceased vesting or accruing any additional benefits under the terms of the SERP. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has and expects to continue to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender values of the insurance policies were $35.3 million and $32.9 million as of July 30, 2011 and January 29, 2011, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $0.4 million and $0.6 million in other income and expense during the six months ended July 30, 2011 and July 31, 2010, respectively.

INFLATION

The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability. However, the Company anticipates that inflationary pressures on raw materials, labor, freight or other commodities including oil, will negatively impact the cost of product purchases in the second half of fiscal 2012. The Company has plans to mitigate more than half of these effects through price increases on select items, supply chain initiatives and reduced markdowns. However, there can be no assurances that these actions will be successful. In addition, increased prices could lead to reduced customer demand. These developments could have a material adverse effect on our results of operations and financial condition.

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

U.S. and Canada Backlog

Our U.S. and Canadian wholesale businesses maintain a model stock program in basic denim products which generally allows replenishment of a customer’s inventory within 72 hours. We generally receive orders for fashion apparel three to six months prior to the time the products are delivered to our customers’ stores. Regarding our U.S. and Canadian wholesale backlog, the scheduling of market weeks can affect the amount of orders booked in the backlog compared to the same date in the prior year. We estimate that if we were to normalize the orders for last year’s backlog to make the comparison consistent with the current year, then the current backlog would have decreased by 5.3% compared to the prior year. Not taking into account the impact of this change, our U.S. and Canadian wholesale backlog as of August 27, 2011, consisting primarily of orders for fashion apparel, was $60.7 million, compared to $73.1 million in constant dollars at August 28, 2010, a decrease of 17.0%.

Europe Backlog

As of August 31, 2011, the European wholesale backlog remained relatively flat at €264.3 million, compared to €262.3 million in the prior year on August 31, 2010. The backlog as of August 31, 2011 is comprised of sales orders for the Fall/Winter 2011 and Spring/Summer 2012 seasons.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 29, 2011 filed with the SEC on March 28, 2011. There have been no significant changes to our critical accounting policies during the six months ended July 30, 2011.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that revised its requirements related to the presentation of comprehensive income.  This guidance eliminates the option to present the components of other comprehensive income (“OCI”) as part of the consolidated statement of equity.  It requires presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.   Furthermore, items that are reclassified from OCI to net income must be presented on the face of the financial statements and components of OCI will be required to be presented either net of the related tax effects or before the related tax effects with one amount reported for the tax effects of all OCI items. Earnings per share information will continue to be based on net income.  The Company will adopt this guidance commencing in fiscal 2013, effective January 29, 2012, and apply it retrospectively.

In May 2011, the FASB issued an update to its authoritative guidance regarding fair value measurement to clarify disclosure requirements and improve comparability. Additional disclosure requirements in the update include:  (a) for Level 3 fair value measurements, quantitative information about the significant unobservable inputs used, qualitative information about the sensitivity of the measurements to changes in the unobservable inputs disclosed including the interrelationship between inputs, and a description of the Company’s valuation processes; (b) all, not just significant, transfers between Levels 1 and 2 of the fair value hierarchy; (c) the reason why, if applicable, the current use of a nonfinancial asset measured at fair value differs from its highest and best use; and (d) the categorization in the fair value hierarchy for financial instruments not measured at fair value but for which disclosure of fair value is required.  The Company will adopt this guidance commencing in fiscal 2013, effective January 29, 2012, and apply it retrospectively.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

More than half of product sales and licensing revenue recorded for the six months ended July 30, 2011 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part 1, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

Forward Contracts Designated as Cash Flow Hedges

During the six months ended July 30, 2011, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$59.9 million and US$39.0 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of July 30, 2011, the Company had forward contracts outstanding for its European and Canadian operations of US$70.4 million and US$64.9 million, respectively, which are expected to mature over the next 14 months. The

Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in other income and expense in the period in which the royalty expense is incurred.

As of July 30, 2011 accumulated other comprehensive income included a net unrealized loss of approximately US$5.6 million, net of tax, of which US$5.5 million will be recognized in other expense or cost of product sales over the following 12 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At July 30, 2011, the net unrealized loss of the remaining open forward contracts recorded in the condensed consolidated balance sheet was approximately US$3.6 million.

At January 29, 2011, the Company had forward contracts outstanding for its European and Canadian operations of US$71.6 million and US$52.3 million, respectively. At January 29, 2011, the net unrealized loss of these open forward contracts recorded in the condensed consolidated balance sheet was approximately US$0.5 million.

Forward Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense. For the six months ended July 30, 2011, the Company recorded a net loss of US$12.4 million for the Canadian dollar, euro, British pound and Swiss franc foreign currency contracts, which has been included in other income and expense. At July 30, 2011, the Company had euro foreign currency contracts to purchase US$140.4 million expected to mature over the next eight months, Canadian dollar foreign currency contracts to purchase US$67.7 million expected to mature over the next 12 months, Swiss franc foreign currency contracts to purchase US$31.1 million expected to mature over the next 14 months and GBP0.9 million of foreign currency contracts to purchase euros expected to mature over the next two months. At July 30, 2011, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately US$10.7 million.

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

Sensitivity Analysis

At July 30, 2011, a sensitivity analysis of changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$374.5 million, the fair value of the instruments would have decreased by US$41.6 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by US$34.0 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

Interest Rate Risk

At July 30, 2011, approximately 97% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest swap had negligible impact on other expense during the six months ended July 30, 2011. Substantially all of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the six months ended July 30, 2011.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At July 30, 2011 and January 29, 2011, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There was no change in our internal control over financial reporting during the second quarter of the fiscal year ending January 28, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Litigation

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and Guess Italia, S.r.l. asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, unspecified compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed in the Court of Milan, Italy. The Company is vigorously defending the allegations and expects to file its motion for summary judgment in October 2011.  A trial date has been set for February 27, 2012. The Company believes that it is too early to predict the outcome of this action or whether the outcome will have a material impact on the Company’s financial position or results of operations.

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of July 30, 2011 related to any of the Company’s legal proceedings.

ITEM 1A.  Risk Factors.

The information presented below updates and supplements the risk factors contained in our Annual Report on Form 10-K for the year ended January 29, 2011.  The risks described herein and in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties, which we do not presently consider material or of which we are not currently aware, may also have an adverse impact on us.

If we are unable to successfully transition to a new third party European logistics provider, we could experience a disruption in our ability to ship product to our retail stores and to fulfill customer orders.

Near the end of the second quarter of fiscal 2012, we experienced a temporary disruption in service with one of our third party logistics service providers in Europe and entered into a settlement agreement with this service provider to facilitate a transition to a new service provider (refer to Note 11 of the Notes to Condensed Consolidated Financial Statements).  The transition is ongoing and is expected to be completed over the next several months.  Although we are in the process of securing the services of an alternative logistics service provider, we cannot assure you that this transition will be completed in accordance with our plans.  If we are unsuccessful at completing the transition of these third party logistics services to an alternative service provider or if this transition does not occur as planned, we could experience a disruption in our ability to ship product to our retail stores and to fulfill customer orders or we could incur additional costs.  Such a disruption could result in a material adverse effect on our sales, operating results and financial condition.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Items (a) and (b) are not applicable.

Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2011 to May 28, 2011
Repurchase program(1)	—	—	—	$250,000,000
Employee transactions(2)	418	$41.46	—	—
May 29, 2011 to July 2, 2011
Repurchase program(1)	—	—	—	$250,000,000
Employee transactions(2)	1,330	$41.43	—	—
July 3, 2011 to July 30, 2011
Repurchase program(1)	—	—	—	$250,000,000
Employee transactions(2)	—	—	—	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	1,748	$41.43	—

(1) On March 14, 2011, the Company’s Board of Directors terminated the previously authorized 2008 Share Repurchase Program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250.0 million of the Company’s common stock (the “2011 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.

(2) Consists of shares surrendered to, or withheld by, the Company in satisfaction of employee tax withholding obligations that occur upon vesting of restricted stock awards granted under the Company’s 2004 Equity Incentive Plan, as amended.

ITEM 6.  Exhibits.

Exhibit Number	Description
3.1.

Restated Certificate of Incorporation of the Registrant (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed July 30, 1996).

3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed July 30, 1996).
10.1.	Consulting Agreement dated June 20, 2011 between the Registrant and Maurice Marciano (incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 20, 2011).*
10.2.

Credit Agreement dated as of July 6, 2011 among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 6, 2011).

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

Guess?, Inc.

Date: September 6, 2011	By:	/s/ PAUL MARCIANO
Paul Marciano
Chief Executive Officer and Vice Chairman of the Board

Date: September 6, 2011	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)