Form 10-Q
period 2011-10-29
GUESS INC
filed 2011-12-07
CIK 912463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

As of December 1, 2011 the registrant had 92,776,718 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Oct. 29, 2011	Jan. 29, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$426,725	$427,037
Short-term investments	4,082	15,087
Accounts receivable, net	376,502	358,482
Inventories	385,399	294,705
Other current assets	84,017	68,269
Total current assets	1,276,725	1,163,580
Property and equipment, net	352,514	313,856
Goodwill	30,331	29,595
Other intangible assets, net	10,844	9,192
Long-term deferred tax assets	57,200	55,455
Other assets	133,586	114,126
	$1,861,200	$1,685,804

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations and borrowings	$2,131	$2,177
Accounts payable	243,199	233,846
Accrued expenses	182,397	194,993
Total current liabilities	427,727	431,016
Capital lease obligations	11,372	12,218
Deferred rent and lease incentives	84,671	76,455
Other long-term liabilities	89,848	85,210
	613,618	604,899
Redeemable noncontrolling interests	12,191	14,711

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 138,029,709 and 137,579,379 shares, outstanding 92,778,690 and 92,290,744 shares, at October 29, 2011 and January 29, 2011, respectively	928	923
Paid-in capital	394,445	368,225
Retained earnings	1,077,709	960,460
Accumulated other comprehensive income (loss)	14,845	(8,578)
Treasury stock, 45,251,019 and 45,288,635 shares at October 29, 2011 and January 29, 2011, respectively	(265,933)	(266,154)
Guess?, Inc. stockholders’ equity	1,221,994	1,054,876
Nonredeemable noncontrolling interests	13,397	11,318
Total stockholders’ equity	1,235,391	1,066,194
	$1,861,200	$1,685,804

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 29, 2011	Oct. 30, 2010	Oct. 29, 2011	Oct. 30, 2010

Product sales	$608,777	$580,922	$1,821,198	$1,645,553
Net royalties	34,026	32,981	91,008	84,826
Net revenue	642,803	613,903	1,912,206	1,730,379

Cost of product sales	365,337	347,506	1,085,666	976,495
Gross profit	277,466	266,397	826,540	753,884

Selling, general and administrative expenses	180,497	173,682	544,404	487,722
Settlement charge	—	—	19,463	—
Pension curtailment expense	—	—	1,242	5,819
Earnings from operations	96,969	92,715	261,431	260,343

Other income (expense):
Interest expense	(775)	(262)	(1,539)	(775)
Interest income	661	602	2,433	1,585
Other income (expense), net	1,868	5,854	(5,437)	9,026
	1,754	6,194	(4,543)	9,836

Earnings before income tax expense	98,723	98,909	256,888	270,179

Income tax expense	31,877	28,818	84,648	81,055
Net earnings	66,846	70,091	172,240	189,124

Net earnings attributable to noncontrolling interests	551	1,002	2,606	2,942
Net earnings attributable to Guess?, Inc.	$66,295	$69,089	$169,634	$186,182

Net earnings per common share attributable to common stockholders (Note 2):
Basic	$0.71	$0.75	$1.83	$2.01
Diluted	$0.71	$0.75	$1.82	$2.00

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	92,011	90,911	91,835	91,474
Diluted	92,338	91,543	92,279	92,174

Dividends declared per common share	$0.20	$0.16	$0.60	$0.48

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 29, 2011	Oct. 30, 2010	Oct. 29, 2011	Oct. 30, 2010
Net earnings	$66,846	$70,091	$172,240	$189,124

Foreign currency translation adjustment	(15,091)	30,785	19,517	10,907

Unrealized gain (loss) on hedges, net of tax effect	6,086	(6,499)	2,256	(5,442)

Unrealized (loss) gain on investments, net of tax effect	(265)	36	(220)	231

SERP prior service cost and actuarial valuation loss amortization, including curtailment expense, net of tax effect	378	343	1,343	5,018

Comprehensive income	57,954	94,756	195,136	199,838

Less comprehensive income (loss) attributable to noncontrolling interests	(660)	1,473	2,079	3,138

Comprehensive income attributable to Guess?, Inc.	$58,614	$93,283	$193,057	$196,700

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	Oct. 29, 2011	Oct. 30, 2010

Cash flows from operating activities:
Net earnings	$172,240	$189,124
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	57,470	45,278
Amortization of intangible assets	1,683	2,921
Share-based compensation expense	21,353	22,722
Unrealized forward contract losses	387	4,512
Net loss on disposition of property and equipment	3,291	4,133
Pension curtailment expense	1,242	5,819
Other items, net	211	(2,822)
Changes in operating assets and liabilities:
Accounts receivable	(8,266)	(84,544)
Inventories	(83,962)	(89,212)
Prepaid expenses and other assets	(23,253)	(42,655)
Accounts payable and accrued expenses	(3,196)	64,148
Deferred rent and lease incentives	7,961	13,657
Other long-term liabilities	2,787	1,227
Net cash provided by operating activities	149,948	134,308
Cash flows from investing activities:
Purchases of property and equipment	(94,200)	(84,896)
Proceeds from dispositions of long-term assets	689	1,450
Proceeds from maturity of investment	15,000	—
Acquisition of lease interest	(1,339)	(2,249)
Net cash settlement of forward contracts	(6,886)	6,859
Purchases of investments	(17,039)	(6,687)
Net cash used in investing activities	(103,775)	(85,523)
Cash flows from financing activities:
Certain short-term borrowings, net	—	536
Payment of debt issuance costs	(970)	—
Repayment of borrowings and capital lease obligations	(1,406)	(1,160)
Dividends paid	(55,729)	(44,545)
Issuance of common stock, net of nonvested award repurchases	3,819	5,471
Excess tax benefits from share-based compensation	1,776	6,158
Purchase of treasury stock	—	(49,361)
Net cash used in financing activities	(52,510)	(82,901)
Effect of exchange rates on cash and cash equivalents	6,025	1,073
Net decrease in cash and cash equivalents	(312)	(33,043)
Cash and cash equivalents at beginning of period	427,037	502,063
Cash and cash equivalents at end of period	$426,725	$469,020

Supplemental cash flow data:
Interest paid	$971	$574
Income taxes paid	$90,153	$50,889

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2011

(unaudited)

(1)           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of October 29, 2011 and January 29, 2011, and the condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three and nine months ended October 29, 2011 and October 30, 2010, and the condensed consolidated statements of cash flows for the nine months ended October 29, 2011 and October 30, 2010. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended October 29, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

The three and nine months ended October 29, 2011 had the same number of days as the three and nine months ended October 30, 2010. All references herein to “fiscal 2012”, “fiscal 2011” and “fiscal 2010” represent the results of the 52-week fiscal years ending January 28, 2012 and ended January 29, 2011 and January 30, 2010, respectively. References to “fiscal 2013” represent management’s expectations for the 53-week fiscal year ending February 2, 2013.

Loyalty Programs

The Company launched customer loyalty programs for its G by GUESS, GUESS? and GUESS by MARCIANO stores in July 2009, August 2008 and September 2007, respectively. The GUESS? and GUESS by MARCIANO loyalty programs were merged in May 2009. Under the programs, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. In all of the programs, unredeemed points generally expire after six months and unredeemed awards generally expire after two months. Due to the relative newness of the programs, prior to the fourth quarter of fiscal 2011, all unexpired, unredeemed points and awards were accrued in current liabilities and recorded as a reduction of net sales as points and awards were accumulated by the member. In the fourth quarter of fiscal 2011, based on the accumulation of multiple cycles of actual redemptions experienced since inception of the programs, the Company revised its approach to estimate the value of future award redemptions under the existing loyalty program by incorporating these historical redemption rates. In connection with this revision, the Company recorded a cumulative adjustment of $6.7 million in the fourth quarter of fiscal 2011 to increase net revenue and to adjust the current liability balance to an amount reflecting estimated future award redemptions.  The aggregate dollar value of the loyalty program accruals included in accrued liabilities was $2.2 million and $2.7 million at October 29, 2011 and January 29, 2011, respectively. Future revisions to the estimated liability may result in changes to net revenue.

New Accounting Guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to its authoritative guidance regarding fair value measurement to clarify disclosure requirements and improve comparability.  Additional disclosure requirements in the update include:  (a) for Level 3 fair value measurements, quantitative information about the significant unobservable inputs used, qualitative information about the sensitivity of the measurements to changes in the unobservable inputs disclosed including the interrelationship between inputs, and a description of the Company’s valuation processes; (b) all, not just significant, transfers between Levels 1 and 2 of the fair value hierarchy; (c)  the reason why, if applicable, the current use of a nonfinancial asset measured at fair value differs from its highest and best use; and (d) the categorization in the fair value hierarchy for financial instruments not measured at fair value but for which disclosure of fair value  is required. The Company will adopt this guidance commencing in fiscal 2013, effective January 29, 2012, and apply it retrospectively.

In June 2011, the FASB issued authoritative guidance that revised its requirements related to the presentation of comprehensive income.  This guidance eliminates the option to present the components of other comprehensive income (“OCI”) as part of the consolidated statement of equity.  It requires presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company will adopt this guidance commencing in fiscal 2013, effective January 29, 2012, and apply it retrospectively.

In September 2011, the FASB issued an update to its authoritative guidance regarding the methods used to test goodwill for impairment. The amendment allows the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test currently required. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If an entity concludes otherwise, then it must perform the two-step impairment test currently required. The Company will adopt this guidance commencing in fiscal 2013, effective January 29, 2012, and apply it prospectively.

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

The computation of basic and diluted earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct. 29, 2011	Oct. 30, 2010	Oct. 29, 2011	Oct. 30, 2010
Net earnings attributable to Guess?, Inc.	$66,295	$69,089	$169,634	$186,182
Less net earnings attributable to nonvested restricted stockholders	549	676	1,374	1,911
Net earnings attributable to common stockholders	$65,746	$68,413	$168,260	$184,271

Weighted average shares used in basic computations	92,011	90,911	91,835	91,474
Effect of dilutive securities:
Stock options and restricted stock units	327	632	444	700
Weighted average shares used in diluted computations	92,338	91,543	92,279	92,174

Net earnings per common share attributable to common stockholders:
Basic	$0.71	$0.75	$1.83	$2.01
Diluted	$0.71	$0.75	$1.82	$2.00

For the three months ended October 29, 2011 and October 30, 2010, equity awards granted for 1,069,973 and 795,166, respectively, of the Company’s common shares and for the nine months ended October 29, 2011 and October 30, 2010, equity awards granted for 968,128 and 700,936, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

On March 14, 2011, the Company’s Board of Directors terminated the previously authorized 2008 Share Repurchase Program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250.0 million of the Company’s common stock (the “2011 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. There were no share repurchases under the 2011 or 2008 Share Repurchase Programs during the nine months ended October 29, 2011. During the nine months ended October 30, 2010, the Company repurchased 1,500,000 shares under the 2008 Share Repurchase Program at an aggregate cost of $49.3 million. At October 29, 2011, the Company had remaining authority under the 2011 Share Repurchase Program to purchase $250.0 million of its common stock.

(3)           Stockholders’ Equity and Redeemable Noncontrolling Interests

A reconciliation of the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended January 29, 2011 and nine months ended October 29, 2011 is as follows (in thousands):

	Stockholders’ Equity
	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balances at January 30, 2010	$1,020,211	$6,132	$1,026,343	$13,813
Issuance of common stock under stock compensation plans, net of tax effect	18,236	—	18,236	—
Issuance of stock under ESPP	1,309	—	1,309	—
Share-based compensation	29,312	—	29,312	—
Dividends	(247,570)	—	(247,570)	—
Share repurchases	(49,361)	—	(49,361)	—
Redeemable noncontrolling interest redemption value adjustment	(1,143)	—	(1,143)	1,143
Comprehensive income (loss) (a):
Net earnings	289,508	4,995	294,503	—
Foreign currency translation adjustment	(1,631)	191	(1,440)	(245)
Unrealized loss on hedges, net of income tax of $399	(3,634)	—	(3,634)	—
Unrealized gain on investments, net of income tax of ($72)	116	—	116	—
SERP prior service cost and actuarial valuation loss amortization, net of income tax of $251	(477)	—	(477)	—
Balances at January 29, 2011	$1,054,876	$11,318	$1,066,194	$14,711
Issuance of common stock under stock compensation plans, net of tax effect	4,139	—	4,139	—
Issuance of stock under ESPP	1,124	—	1,124	—
Share-based compensation	21,353	—	21,353	—
Dividends	(55,615)	—	(55,615)	—
Redeemable non-controlling interest redemption value adjustment	3,060	—	3,060	(3,060)
Comprehensive income (loss) (a):
Net earnings	169,634	2,606	172,240	—
Foreign currency translation adjustment	20,044	(527)	19,517	540
Unrealized gain on hedges, net of income tax of ($469)	2,256	—	2,256	—
Unrealized loss on investments, net of income tax of $119	(220)	—	(220)	—
SERP prior service cost and actuarial valuation loss amortization, net of income tax of ($666)	1,343	—	1,343	—
Balances at October 29, 2011	$1,221,994	$13,397	$1,235,391	$12,191

(a) Total comprehensive income consists of net earnings, Supplemental Executive Retirement Plan (“SERP”) prior service cost and actuarial valuation gains or losses and related amortization, unrealized gains or losses on investments available-for-sale, foreign currency translation adjustments and the effective portion of the change in the fair value of cash flow hedges.

Redeemable Noncontrolling Interests

In connection with the acquisition of two majority-owned subsidiaries, the Company is party to put arrangements with respect to the common securities that represent the remaining noncontrolling interests of the acquired companies. Each put arrangement is exercisable by the counter-party outside the control of the Company by requiring the Company to redeem the counterparty’s entire equity stake in the subsidiary at a put price based on a multiple of earnings formula. Each put arrangement is recorded on the balance sheet at its redemption value and classified as a redeemable noncontrolling interest outside of permanent equity. As of October 29, 2011, the redeemable noncontrolling interests of $12.2 million were composed of redemption values related to the Focus Europe S.r.l. (“Focus”) and Guess Sud SAS (“Guess Sud”) put arrangements of $7.8 million and $4.4 million, respectively. As of January 29, 2011, the redeemable noncontrolling interests of $14.7 million were composed of redemption values related to the Focus and Guess Sud put arrangements of $10.7 million and $4.0 million, respectively.

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

(4)           Accounts Receivable

Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia. The Company provided for allowances relating to these receivables of $34.6 million and $29.9 million at October 29, 2011 and January 29, 2011, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $23.1 million and $27.5 million at October 29, 2011 and January 29, 2011, respectively, for which the Company recorded an allowance for doubtful accounts of $0.6 million and $0.8 million at October 29, 2011 and January 29, 2011, respectively.  The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)           Inventories

Inventories consist of the following (in thousands):

	Oct. 29, 2011	Jan. 29, 2011
Raw materials	$12,772	$10,312
Work in progress	2,776	2,280
Finished goods	369,851	282,113
	$385,399	$294,705

As of October 29, 2011 and January 29, 2011, inventories had been written down to the lower of cost or market by $22.3 million and $19.0 million, respectively.

(6)           Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year, along with the impact of any discrete items.  The Company’s effective income tax rate increased to 33.0% for the nine months ended October 29, 2011 from 30.0% for the nine months ended October 30, 2010. The effective income tax rate for the nine months ended October 29, 2011, includes the discrete impact of a $19.5 million settlement charge recorded in the second quarter of fiscal 2012 (see Note 11). This unfavorably impacted the mix of taxable income among the Company’s tax jurisdictions, resulting in an increase in the effective income tax rate for the nine months ended October 29, 2011 of 170 basis points.  The effective income tax rate for the nine months ended October 29, 2011 also increased over the nine months ended October 30, 2010 as a result of the effect of currencies on the Company’s projected tax liabilities and a larger estimated mix of taxable income in higher tax jurisdictions compared to the prior year.

From time to time, the Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business.  As of October 29, 2011, several income tax audits were underway for various periods in multiple jurisdictions. As required under applicable accounting rules, the Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, could incur as a result of the ultimate resolution of the audits (“uncertain tax positions”). The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.

As of October 29, 2011 and January 29, 2011, the Company had $17.7 million and $17.0 million, respectively, of aggregate accruals for uncertain tax positions, including penalties and interest and net of federal tax benefits. The change in the accrual balance from January 29, 2011 to October 29, 2011 resulted from foreign currency translation and interest.

(7)           Segment Information

The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes:  Europe, North American Retail, Asia, North American Wholesale and Licensing. Management evaluates segment performance based primarily on revenues and earnings from operations. The Company believes this segment reporting reflects how its five business segments are managed and each segment’s performance is evaluated. The Europe segment includes the Company’s wholesale and retail operations in Europe and the Middle East. The North American Retail segment includes the Company’s retail operations in North America. The Asia segment includes the Company’s wholesale and retail operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and export sales to Latin and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

Net revenue and earnings from operations are summarized as follows for the three and nine months ended October 29, 2011 and October 30, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 29, 2011	Oct. 30, 2010	Oct. 29, 2011	Oct. 30, 2010
Net revenue:
Europe	$221,041	$216,161	$720,068	$625,460
North American Retail	265,637	253,721	774,147	731,296
Asia	64,782	54,770	180,152	145,529
North American Wholesale	57,317	56,270	146,831	143,268
Licensing	34,026	32,981	91,008	84,826
	$642,803	$613,903	$1,912,206	$1,730,379

Earnings (loss) from operations:
Europe	$34,152	$42,565	$111,551	$127,396
North American Retail	27,533	19,326	79,077	70,008
Asia	8,248	8,291	20,205	21,129
North American Wholesale	16,013	16,697	37,649	37,619
Licensing	30,698	30,941	81,188	76,491
Corporate overhead	(19,675)	(25,105)	(68,239)	(72,300)
	$96,969	$92,715	$261,431	$260,343

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(8)           Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	Oct. 29, 2011	Jan. 29, 2011
European capital lease, maturing quarterly through 2016	$13,157	$13,871
Other	346	524
	13,503	14,395
Less current installments	2,131	2,177
Long-term capital lease obligations	$11,372	$12,218

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At October 29, 2011, the capital lease obligation was $13.2 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of October 29, 2011 was approximately $0.9 million.

On July 6, 2011, the Company entered into a five-year senior secured revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a $200 million revolving multicurrency line of credit, and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. It may be used for working capital and other general corporate purposes.  The Credit Facility also allows for incremental revolving commitments or incremental term loans in an aggregate amount that does not exceed $100 million, subject to certain conditions. The Credit Facility replaced the Company’s previous $85 million credit facility, which was scheduled to mature on September 30, 2011. No principal or interest was outstanding or accrued and unpaid under the prior credit facility on its termination date.

All obligations under the Credit Facility are unconditionally guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the personal assets of the Company and such domestic subsidiaries, including a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries.

Direct borrowings under the Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (varying from 1.15% to 1.65%) based on the Company’s leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) 0.50% in excess of the federal funds rate, (ii) the rate of interest as announced by JP Morgan as its “prime rate,” or (iii) 1.0% in excess of the one month adjusted LIBOR rate, plus an applicable margin (varying from 0.15% to 0.65%) based on the Company’s leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At October 29, 2011, the Company had $1.0 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

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

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at October 29, 2011, the Company could have borrowed up to $204.1 million under these agreements. At October 29, 2011, the Company had no outstanding borrowings and $10.7 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.7% to 3.9%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $49.5 million that has a minimum net equity requirement, there are no other financial ratio covenants.

From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

(9)           Share-Based Compensation

The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and nine months ended October 29, 2011 and October 30, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 29, 2011	Oct. 30, 2010	Oct. 29, 2011	Oct. 30, 2010
Stock options	$2,044	$2,200	$5,163	$6,010
Nonvested stock awards/units	4,970	5,428	15,865	16,410
Employee Stock Purchase Plan	124	69	325	302
Total share-based compensation expense	$7,138	$7,697	$21,353	$22,722

Unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options and nonvested stock awards/units totaled approximately $8.4 million and $20.6 million, respectively, as of October 29, 2011.  This unrecognized expense assumes the performance-based equity awards vest in the future. This cost is expected to be recognized over a weighted-average period of 1.5 years.  The weighted average fair values of stock options granted during the nine months ended October 29, 2011 and October 30, 2010 were $12.29 and $14.39, respectively.

On April 15, 2011, the Company made an annual grant of 284,200 stock options and 256,100 nonvested stock awards/units to its employees. On April 29, 2010, the Company made an annual grant of 237,400 stock options and 230,300 nonvested awards/units to its employees.

On June 18, 2011, Maurice Marciano, executive Chairman of the Board of Directors, notified the Company of his decision to retire as an employee and executive officer effective when his current employment agreement expires on January 28, 2012, the end of the Company’s 2012 fiscal year.  Mr. Marciano will continue to serve as Non-Executive Chairman of the Board of Directors.  In accordance with the terms of Mr. Marciano’s existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement, under which Mr. Marciano will provide certain consulting services to the Company through January 2014.  In connection with the ongoing services to be provided, Mr. Marciano’s outstanding equity awards were modified to provide that all awards that would have otherwise been unvested and forfeited at January 28, 2012, will continue to vest in accordance with the original vesting terms for as long as Mr. Marciano continues to serve as a member of the Board of Directors of the Company.  The original grant date fair value of the modified equity awards aggregated $4.7 million while the modified grant date fair value aggregated $5.0 million.  As a result of the modification, compensation expense of $2.5 million was accelerated and is being recorded over the remainder of fiscal 2012 following Mr. Marciano’s retirement announcement.

On May 1, 2008, the Company granted an aggregate of 167,000 nonvested stock awards to certain employees which are subject to certain annual performance-based vesting conditions over a five-year period.  On October 30, 2008, the Company granted an aggregate of 563,400 nonvested stock options to certain employees scheduled to vest over a four-year period, subject to the achievement of performance-based vesting conditions for fiscal 2010.  During the first quarter of fiscal 2010, the Compensation Committee determined that the performance goals established in the prior year were no longer set at an appropriate level to incentivize and help retain employees given the greater than previously anticipated deterioration of the economy that had occurred since the goals were established. Therefore, in April 2009, the Compensation Committee modified the performance goals of that year’s tranche of the outstanding performance-based stock awards and options to address the challenges associated with the economic environment. During the three months ended April 30, 2011 and May 1, 2010, the Compensation Committee modified the performance goals of the respective year’s tranche of the outstanding performance-based stock awards to address the continuing challenges associated with the economic environment. None of the modifications had a material impact on the consolidated financial statements of the Company.

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

Leases

The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect at October 29, 2011 with expiration dates ranging from 2012 to 2020.

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

Aggregate rent and property tax expense under these related party leases for the nine months ended October 29, 2011 and October 30, 2010 was $3.9 million and $3.4 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements

The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered and may from time to time continue to charter aircraft owned by MPM Financial at a discount from the third party management companies’ preferred customer hourly charter rates. The total fees paid under these arrangements for each of the nine months ended October 29, 2011 and October 30, 2010 were approximately $0.5 million.

These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

(11)         Commitments and Contingencies

Leases

The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through September 2031. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 11%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through January 2016. As discussed in further detail in Note 8, the Company leases a building in Florence, Italy under a capital lease.

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

Service Provider Transition

Near the end of the second quarter of fiscal 2012, the Company experienced a temporary disruption in service with one of its third party logistics service providers in Europe. Following this disruption in service, on July 29, 2011, the Company entered into a settlement agreement with this service provider to facilitate a transition to a new service provider that has been substantially completed. During the second quarter of fiscal 2012, the Company recorded a settlement charge of $19.5 million related to amounts paid or expected to be paid in connection with this agreement. The settlement charge is included within operating expenses of the Europe segment for the nine months ended October 29, 2011.

Litigation

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and Guess Italia, S.r.l. asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, unspecified compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed in the Court of Milan, Italy. The Company is vigorously defending the allegations and currently expects to file its motion for summary judgment with respect to the U.S. complaint during the fourth quarter of fiscal 2012. A U.S. trial date has been set for March 26, 2012. The Company believes that it is too early to predict the outcome of this action or whether the outcome will have a material impact on the Company’s financial position or results of operations.

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of October 29, 2011 related to any of the Company’s legal proceedings.

(12)         Supplemental Executive Retirement Plan

The components of net periodic pension cost for the three and nine months ended October 29, 2011 and October 30, 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 29, 2011	Oct. 30, 2010	Oct. 29, 2011	Oct. 30, 2010
Service cost	$—	$69	$—	$207
Interest cost	662	557	1,978	1,673
Net amortization of unrecognized prior service cost	155	186	785	808
Net amortization of actuarial losses	458	140	1,592	420
Curtailment expense	—	—	1,242	5,819
Net periodic defined benefit pension cost	$1,275	$952	$5,597	$8,927

As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has and expects to continue to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender values of the insurance policies were $34.6 million and $32.9 million as of October 29, 2011 and January 29, 2011, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized losses of $0.7 million and $0.3 million in other income and expense during the three and nine months ended October 29, 2011, respectively, and unrealized gains of $1.5 million and $2.2 million during the three and nine months ended October 30, 2010, respectively.

During the nine months ended October 29, 2011, the Company recorded a SERP curtailment expense of $1.2 million before taxes related to the accelerated amortization of prior service cost resulting from the announced retirement of Maurice Marciano as an employee and executive officer, effective upon the expiration of his current employment agreement on January 28, 2012.  Mr. Marciano will not receive or earn any additional SERP-related benefits in connection with his retirement.  During the nine months ended October 30, 2010, the Company recorded a SERP curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Carlos Alberini, the Company’s former President and Chief Operating Officer. Mr. Alberini did not receive any termination payments in connection with his departure and, as of the date of his departure, he ceased vesting or accruing any additional benefits under the terms of the SERP. Mr. Marciano’s retirement and Mr. Alberini’s departure resulted in a significant reduction in the total expected remaining years of future service of all SERP participants combined, resulting in the pension curtailment during each of the separate periods.

A reconciliation of the changes in the projected benefit obligation for the fiscal year ended January 29, 2011 and nine months ended October 29, 2011 is as follows (in thousands):

Projected Benefit Obligation
Balance at January 30, 2010	$37,165
Service cost	69
Interest cost	2,177
Actuarial losses	8,361
Balance at January 29, 2011	$47,772
Interest cost	1,978
Actuarial losses	1,609
Balance at October 29, 2011	$51,359

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 29, 2011 and January 29, 2011 (in thousands):

	Fair Value Measurements at Oct. 29, 2011				Fair Value Measurements at Jan. 29, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$2,033	$—	$2,033	$—	$3,227	$—	$3,227
Held-to-maturity securities	4,082	—	—	4,082	15,087	—	—	15,087
Available-for-sale securities	15,984	—	—	15,984	6,139	—	—	6,139
Total	$20,066	$2,033	$—	$22,099	$21,226	$3,227	$—	$24,453
Liabilities:
Foreign exchange currency contracts	$—	$3,278	$—	$3,278	$—	$7,766	$—	$7,766
Interest rate swaps	—	954	—	954	—	868	—	868
Deferred compensation obligations	—	6,644	—	6,644	—	6,456	—	6,456
Total	$—	$10,876	$—	$10,876	$—	$15,090	$—	$15,090

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

At October 29, 2011, the Company’s held-to-maturity securities consisted of corporate bonds maturing in September 2012 which are recorded at amortized cost and presented as short-term investments in the accompanying condensed consolidated balance sheets. The Company presently does not intend to sell these investments and believes it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases. At January 29, 2011, the Company’s held-to-maturity securities consisted of government agency notes that matured during the second quarter of fiscal 2012. The amortized cost of held-to-maturity securities at October 29, 2011 and January 29, 2011 was $4.1 million and $15.1 million, respectively, which approximated fair value.

Available-for-sale securities are recorded at fair value and are included in other assets in the accompanying condensed consolidated balance sheets. At October 29, 2011, available-for-sale securities consisted of $15.5 million of corporate bonds with maturity dates ranging from January 2013 to September 2014 and $0.5 million of marketable equity securities. At January 29, 2011, available-for-sale securities consisted of $5.7 million of corporate bonds and $0.4 million of marketable equity securities. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income. The accumulated unrealized losses, net of taxes, included in accumulated other comprehensive income related to available-for-sale securities owned by the Company at October 29, 2011 were $0.2 million.  The accumulated unrealized gains, net of taxes, included in accumulated other comprehensive income related to available-for-sale securities owned by the Company at January 29, 2011 were minimal.

The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At October 29, 2011 and January 29, 2011, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.

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

The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of October 29, 2011, credit risk did not have a significant effect on the fair value of the Company’s foreign currency contracts.

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

Summary of Derivative Instruments

The fair value of derivative instruments in the condensed consolidated balance sheet as of October 29, 2011 and January 29, 2011 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Oct. 29, 2011	Fair Value at Jan. 29, 2011
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	$896	$1,137

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	1,137	2,090

Total		$2,033	$3,227

LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	$1,041	$1,598

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	2,237	6,168
Interest rate swaps	Long-term liabilities	954	868
Total derivatives not designated as hedging instruments		3,191	7,036

Total		$4,232	$8,634

Forward Contracts Designated as Cash Flow Hedges

During the nine months ended October 29, 2011, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$95.9 million and US$39.0 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges.  As of October 29, 2011, the Company had forward contracts outstanding for its European and Canadian operations of US$80.2 million and US$51.1 million, respectively, which are expected to mature over the next 11 months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for the three and nine months ended October 29, 2011 and October 30, 2010 (in thousands):

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss)	Gain/(Loss) Reclassified from Accumulated OCI into Income/(Loss)
	Three Months Ended Oct. 29, 2011	Three Months Ended Oct. 30, 2010	Reclassified from Accumulated OCI into Income (1)	Three Months Ended Oct. 29, 2011	Three Months Ended Oct. 30, 2010
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$3,970	$(3,570)	Cost of sales	$(3,470)	$3,475

Foreign exchange currency contracts	$26	$(41)	Other income/expense	$(20)	$258

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss)	Gain/(Loss) Reclassified from Accumulated OCI into Income/(Loss)
	Nine Months Ended Oct. 29, 2011	Nine Months Ended Oct. 30, 2010	Reclassified from Accumulated OCI into Income (1)	Nine Months Ended Oct. 29, 2011	Nine Months Ended Oct. 30, 2010
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$(3,239)	$(2,563)	Cost of sales	$(6,540)	$2,795

Foreign exchange currency contracts	$(585)	$636	Other income/expense	$(9)	$1,240

(1) The ineffective portion was immaterial during the three and nine months ended October 29, 2011 and October 30, 2010 and was recorded in net earnings and included in other income/expense.

As of October 29, 2011, accumulated other comprehensive income included an unrealized gain of approximately US$0.5 million, net of tax, of which less than US$0.1 million will be recognized in other income or cost of product sales over the following 12 months at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 29, 2011	Oct. 30, 2010	Oct. 29, 2011	Oct. 30, 2010
Beginning balance (loss) gain	$(5,619)	$2,902	$(1,789)	$1,845
Net gains (losses) from changes in cash flow hedges	3,059	(3,178)	(3,366)	(1,623)
Net losses (gains) reclassified to income	3,027	(3,321)	5,622	(3,819)
Ending balance gain (loss)	$467	$(3,597)	$467	$(3,597)

As of January 29, 2011, the Company had forward contracts outstanding for its European and Canadian operations of US$71.6 million and US$52.3 million, respectively.

Forward Contracts Not Designated as Cash Flow Hedges

As of October 29, 2011, the Company had euro foreign currency contracts to purchase US$102.1 million expected to mature over the next six months, Canadian dollar foreign currency contracts to purchase US$47.2 million expected to mature over the next nine months, Swiss franc foreign currency contracts to purchase US$18.0 million expected to mature over the next 11 months and GBP0.3 million of foreign currency contracts to purchase euros expected to mature over the next one month.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as cash flow hedges in other income and expense for the three and nine months ended October 29, 2011 and October 30, 2010 (in thousands):

	Location of	Gain/(Loss) Recognized in Income		Gain/(Loss) Recognized in Income
	Gain/(Loss) Recognized in Income	Three Months Ended Oct. 29, 2011	Three Months Ended Oct. 30, 2010	Nine Months Ended Oct. 29, 2011	Nine Months Ended Oct. 30, 2010
Derivatives not designated as hedging instruments:

Foreign exchange currency contracts	Other income/expense	$6,401	$(3,938)	$(6,005)	$(102)

Interest rate swaps	Other income/expense	$(89)	$130	$(89)	$(37)

As of January 29, 2011, the Company had euro foreign currency contracts to purchase US$70.0 million, Canadian dollar foreign currency contracts to purchase US$67.7 million, Swiss franc foreign currency contracts to purchase US$30.1 million and GBP11.3 million of foreign currency contracts to purchase euros.

(15)         Subsequent Events

On November 30, 2011, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. The cash dividend will be paid on January 3, 2012 to stockholders of record as of the close of business on December 14, 2011.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth and international expansion, e-commerce, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations, estimated tax rates, raw material and other inflationary cost pressures, consumer confidence and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2011, in Part II, Item 1A. “Risk Factors” of this Form 10-Q and in our other filings made from time to time with the Securities and Exchange Commission (“SEC”) after the date of this report.

Business Segments

The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Europe, North American Retail, Asia, North American Wholesale and Licensing. Information relating to these segments is summarized in Note 7 to the Condensed Consolidated Financial Statements. Management evaluates segment performance based primarily on revenues and earnings from operations. The Company believes this segment reporting reflects how its five business segments are managed and each segment’s performance is evaluated. The Europe segment includes the Company’s wholesale and retail operations in Europe and the Middle East. The North American Retail segment includes the Company’s retail operations in North America. The Asia segment includes the Company’s wholesale and retail operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and export sales to Latin and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

Products

We derive our net revenue from the sale of GUESS?, GUESS by MARCIANO, GUESS Kids and G by GUESS men’s and women’s apparel, and our licensees’ products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line sites. We also derive royalty revenues from worldwide licensing activities.

Recent Global Economic Developments

Economic and market conditions have become increasingly volatile and uncertain in many markets around the world and consumer behavior remains cautious. In North America, the relatively weaker levels of consumer confidence and the highly promotional conditions among retailers may persist for some time. In Europe, sovereign debt and bank credit issues continue to affect the capital markets of various European countries and have resulted in reduced consumer confidence and discretionary spending in those countries.

These conditions in Europe have begun to affect our business, particularly in the more penetrated countries in Southern Europe.

The Company anticipates that inflationary pressures on raw materials, labor, freight or other commodities including oil, experienced in the second half of fiscal 2012 may stabilize in the future but continue to negatively impact the cost of product purchases in the first half of fiscal 2013. Overall to date, the Company has been able to mitigate the impact of product inflation through price increases on select items, supply chain initiatives and reduced markdowns. However, there can be no assurances that these actions will continue to be successful. In addition, increased retail prices could lead to reduced customer demand.

We also continue to experience significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During the first nine months of fiscal 2012, the average U.S. dollar rate was weaker against these currencies versus the average rate in the comparable prior-year period. This had an overall positive impact on the translation of our international revenues and earnings for the nine months ended October 29, 2011.

In addition, some of our transactions that occur in Europe, Canada and South Korea are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when converted to their functional currencies. These transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound intercompany liabilities and certain sales, operating expenses and tax liabilities denominated in Swiss francs. Fluctuations in exchange rates can impact the profitability of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. The Company enters into derivative financial instruments to manage exchange risk on certain foreign currency transactions. However, the Company does not hedge all transactions denominated in foreign currency. At the end of the first quarter of fiscal 2012, the euro strengthened significantly compared to the U.S. dollar, which unfavorably impacted the net revaluation of our foreign currency contracts and balances, resulting in an unrealized net revaluation loss recorded in other expense in the first quarter of fiscal 2012.  The loss in the first quarter was partially offset during the second and third quarters of fiscal 2012 when the U.S. dollar moderately strengthened against the euro, which favorably impacted the net revaluation of our foreign currency contracts and balances, resulting in an unrealized net revaluation gain recorded in other income in the second and third quarters of fiscal 2012. Continued volatility in the global currency markets could result in further revaluation gains or losses in future periods.

Long-Term Growth Strategy

Despite the deteriorating economic conditions described above, our key long-term strategies remain consistent. Global expansion continues to be the cornerstone of our growth strategy. Our combined revenues outside of the U.S. and Canada represented approximately half of the total Company’s revenues for the nine months ended October 29, 2011, compared to one-fifth in fiscal 2005. We expect to continue to expand in both Europe and Asia. Expanding our retail business across the globe is another important part of our growth strategy. We see opportunities to increase the number of GUESS? branded retail stores in Europe and Asia. In North America, we also see opportunities, particularly with our newer store concepts. We will continue to regularly assess and implement initiatives that we believe will elevate our brand, grow our business and enhance profitability in the region.

In Europe, over the long-term, we will continue to focus on developing new markets in Northern and Eastern Europe where our brand is well known but under-penetrated and expand on our success in Western and Southern Europe. We have flagship stores in key cities such as Barcelona, Dusseldorf, London and Milan. Together with our licensee partners, we opened 102 stores in the first nine months of fiscal 2012 and plan to continue our international expansion in Europe by opening between 130 and 135 retail stores in total during fiscal 2012, about one third of which will be owned and operated directly by us.

Our North American Retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the productivity and performance of existing stores. We will continue to emphasize our newer G by GUESS store concept. We currently plan to open between 35 and 40 retail stores across all concepts in the U.S. and Canada during fiscal 2012, of which, 25 stores have been opened during the first nine months of fiscal 2012.  In addition, we plan to remodel key existing locations as part of the roll-out of our new store designs. In February 2011, we opened our largest flagship store in the world in New York City with over 13,000 square feet.

We see significant market opportunities in Asia and we are dedicating capital and human resources to support the region’s growth and development. We and our partners have opened flagship stores in key cities such as Seoul, Shanghai, Hong Kong, Macau, Taipei and Beijing and have partnered with licensees to develop our business in the second tier cities in this region. We and our partners have opened 66 stores during the first nine months of fiscal 2012 and plan to open between 75 and 80 retail stores in total across all concepts in Asia during fiscal 2012.

The Company’s capital expenditures for the full fiscal year 2012 are planned at approximately $130 million (after deducting estimated lease incentives of approximately $10 million). The planned capital expenditures are primarily for expansion of our retail businesses in Europe and North America, store remodeling programs in North America, expansion of our Asia business, investments in information systems and other infrastructure investments.

Other

The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and nine months ended October 29, 2011 had the same number of days as the three and nine months ended October 30, 2010.

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

Executive Summary

The Company

Net earnings attributable to Guess?, Inc. decreased 4.0% to $66.3 million, or diluted earnings of $0.71 per common share, for the quarter ended October 29, 2011, compared to net earnings attributable to Guess?, Inc. of $69.1 million, or diluted earnings of $0.75 per common share, for the quarter ended October 30, 2010.

Highlights of the Company’s performance for the quarter ended October 29, 2011 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•                  Total net revenue increased 4.7% to $642.8 million for the quarter ended October 29, 2011, from $613.9 million in the same prior-year period, driven by the favorable currency translation impact on net revenues from the relatively stronger euro, along with growth in our North American Retail and Asian businesses, which together more than offset a modest local currency decline in Europe. In constant U.S. dollars, revenues increased by 1.9%.

•                  Gross margin (gross profit as a percentage of total net revenues) declined 20 basis points to 43.2% for the quarter ended October 29, 2011, compared to 43.4% in the same prior-year period, due to a higher occupancy rate partially offset by higher overall product margins.

•                  Selling, general and administrative (“SG&A”) expenses increased 3.9% to $180.5 million for the quarter ended October 29, 2011, compared to $173.7 million in the same prior-year period. The SG&A expense as a percentage of revenues (“SG&A rate”) improved by 20 basis points to 28.1% for the quarter ended October 29, 2011, compared to 28.3% in the same prior-year period.

•                  Earnings from operations increased 4.6% to $97.0 million for the quarter ended October 29, 2011, compared to $92.7 million in the same prior-year period. Operating margin remained flat at 15.1% for the quarter ended October 29, 2011, compared to the same prior-year period.

•                  Other income, net, (including interest income and expense) totaled $1.8 million for the quarter ended October 29, 2011, compared to other income, net, of $6.2 million in the same prior-year period.

•                  Our effective income tax rate increased to 32.3% for the quarter ended October 29, 2011, compared to 29.1% for the same prior-year period due primarily to a higher anticipated full-year effective income tax rate, resulting from the effect of currencies on our projected tax liabilities and a larger estimated mix of taxable income in higher tax jurisdictions compared to the prior year.

•                  The Company had $426.7 million in cash and cash equivalents as of October 29, 2011, down $42.3 million, compared to $469.0 million as of October 30, 2010. The decrease was due primarily to the payment of a special dividend of $184.0 million during the fourth quarter of fiscal 2011, partially offset by other net cash flows over the past twelve months.

•                  Accounts receivable, which primarily relates to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia, increased by $4.3 million, or 1.2%, to $376.5 million at October 29, 2011, compared to $372.2 million at October 30, 2010. On a constant dollar basis, accounts receivable was flat compared to the prior year.

•                  Inventory increased by $39.4 million, or 11.4%, to $385.4 million as of October 29, 2011, compared to $346.0 million as of October 30, 2010. The increase in inventory primarily supports the expansion of our European retail business and our Asian operations, and also reflects the recent impact of reduced customer demand in Europe. When measured in terms of finished goods units, inventory volumes increased by approximately 9% as of October 29, 2011, when compared to October 30, 2010.

Europe

In Europe, revenue increased by $4.8 million, or 2.3%, to $221.0 million for the quarter ended October 29, 2011, compared to $216.2 million in the same prior-year period. The impact of currency translation on reported revenues was favorable for the quarter ended October 29, 2011 compared to the prior-year period as, in local currency, net revenue decreased 3.7% over the same comparable period. The decrease in local currency was due primarily to lower accessories sales, particularly in our jewelry division.  Revenues in our directly operated retail business increased as new store growth more than offset the decline in comparable store sales driven by lower customer traffic. At October 29, 2011, we directly operated 171 stores in Europe compared to 131 stores at October 30, 2010, excluding concessions, which represents a 30.5% increase over the prior-period end. Earnings from operations from our Europe segment decreased by $8.4 million, or 19.8%, to $34.2 million for the quarter ended October 29, 2011, compared to $42.6 million in the same prior-year period. Operating margin declined 420 basis points to 15.5% for the quarter ended October 29, 2011, compared to 19.7% for the same prior-year period. The decline was driven mainly by lower jewelry shipments. For the rest of the operations, operating margins decreased slightly as the higher occupancy rate was mostly offset by higher product margins, including the favorable impact of currencies, as we continue to grow our retail business.

North American Retail

Our North American Retail segment, comprising North American full-priced retail stores, factory outlet stores and e-commerce, increased revenues by $11.9 million, or 4.7%, to $265.6 million during the quarter ended October 29, 2011, compared to $253.7 million in the same prior-year period. The increase was due primarily to a larger store base, which represented a net 7.5% increase in average square footage compared to the same prior-year period.  This was partially offset by negative comparable store sales of 3.5% for our combined U.S. and Canadian stores (negative 4.1% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores). North American Retail earnings from operations increased by $8.2 million, or 42.5%, to $27.5 million for the quarter ended October 29, 2011, compared to $19.3 million in the same prior-year period. Operating margin increased 280 basis points to 10.4% for the quarter ended October 29, 2011, compared to 7.6% for the same prior-year period, driven by higher gross margins and a lower SG&A rate.  The gross margin improvement resulted from lower markdowns and selective price increases, partially offset by the negative impact of product cost inflation and occupancy deleverage, given the negative comparable store sales. The SG&A rate improved as operating expenses declined while revenues increased.

In the quarter, we opened ten new stores in the U.S. and Canada and closed five stores. At October 29, 2011, we owned and operated 495 stores in the U.S. and Canada, comprised of 196 full-priced GUESS? retail stores, 125 GUESS? factory outlet stores, 62 GUESS? Accessories stores, 57 G by GUESS stores and 55 GUESS by MARCIANO stores. This compares to 473 stores as of October 30, 2010.

Asia

In Asia, revenue increased by $10.0 million, or 18.3%, to $64.8 million for the quarter ended October 29, 2011, compared to $54.8 million in the same prior-year period. In constant dollars, net revenue increased 14.8% over the same comparable period. All of our Asia businesses contributed to this growth, driven by our South Korea and Greater China businesses. We continued to expand our operations in the region, where we and our partners opened 36 stores and 55 concessions during the quarter ended October 29, 2011.  Earnings from operations from our Asia segment remained relatively flat at $8.2 million for the quarter ended October 29, 2011, compared to $8.3 million for the same prior-year period. Operating margin decreased 240 basis points to 12.7% for the quarter ended October 29, 2011, compared to 15.1% for the same prior-year period. The decline was driven by a higher SG&A rate due to a larger retail store base and infrastructure investments to support our future growth in the region offset partially by higher gross margins, mainly due to product and channel mix.

North American Wholesale

Our North American Wholesale segment revenue increased by $1.0 million, or 1.9%, to $57.3 million for the quarter ended October 29, 2011, from $56.3 million in the same prior-year period. During the quarter ended October 29, 2011, higher revenues from our Mexican and Canadian wholesale businesses were partially offset by lower revenues in our U.S. wholesale business. North American Wholesale earnings from operations decreased by $0.7 million, or 4.1%, to $16.0 million for the quarter ended October 29, 2011, compared to $16.7 million in the same prior-year period. Operating margin decreased 180 basis points to 27.9% for the quarter ended October 29, 2011, compared to 29.7% for same prior-year period, primarily due to lower gross margin driven by the impact of higher product costs.

Licensing

Our Licensing royalty revenue increased by $1.0 million, or 3.2%, to $34.0 million compared to $33.0 million in the same prior-year period, driven by royalties from higher sales in our footwear and fragrance categories. Earnings from operations remained relatively flat at $30.7 million for the quarter ended October 29, 2011, compared to $30.9 million in the same prior-year period.

Corporate Overhead

Corporate overhead expenses decreased by $5.4 million, or 21.6%, to $19.7 million for the quarter ended October 29, 2011, from $25.1 million in the same prior-year period.  The decrease was driven primarily by lower performance-based compensation costs.

Global Store Count

In the third quarter of fiscal 2012, together with our partners, we opened 77 new stores worldwide, consisting of 36 stores in Asia, 29 stores in Europe, ten stores in the U.S. and Canada and two stores in Central and South America. Together with our partners, we closed 25 stores worldwide, consisting of 15 stores in Europe, five stores in Asia and five stores in the U.S. and Canada.

We ended the third quarter of fiscal 2012 with 1,517 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	495	495	—

Europe and the Middle East	547	171	376

Asia	408	39	369

Other	67	22	45

Total	1,517	727	790

This store count does not include 327 concessions located primarily in South Korea and Greater China because of their smaller store size in relation to our standard international store size. Of the total 1,517 stores, 1,036 were GUESS? stores, 299 were GUESS? Accessories stores, 99 were GUESS by MARCIANO stores and 83 were G by GUESS stores.

RESULTS OF OPERATIONS

Three months ended October 29, 2011 and October 30, 2010

NET REVENUE. Net revenue increased by $28.9 million, or 4.7%, to $642.8 million for the quarter ended October 29, 2011, from $613.9 million for the quarter ended October 30, 2010. The favorable currency translation impact on net revenues from the relatively stronger euro, North American Retail expansion and growth in Asia were the largest drivers of the growth and together more than offset a modest local currency revenue decline in Europe. In constant U.S. dollars, revenues increased by 1.9% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $17.4 million compared to the same prior-year period.

Net revenue from our Europe operations increased by $4.8 million, or 2.3%, to $221.0 million for the quarter ended October 29, 2011, from $216.2 million in the same prior-year period. The impact of currency translation on reported revenues was favorable for the quarter ended October 29, 2011 compared to the prior-year period as, in local currency, net revenues decreased 3.7% over the same comparable period. The decrease in local currency was due primarily to lower accessories sales, particularly in our jewelry division. Revenues in our directly operated retail business increased as new store growth more than offset the decline in comparable store sales driven by lower customer traffic. At October 29, 2011, we directly operated 171 stores in Europe compared to 131 stores at October 30, 2010, excluding concessions, which represents a 30.5% increase over the prior-period end. Currency translation fluctuations relating to our Europe operations favorably impacted net revenue in our Europe segment by $13.4 million.

Net revenue from our North American Retail operations increased by $11.9 million, or 4.7%, to $265.6 million for the quarter ended October 29, 2011, from $253.7 million in the same prior-year period. This increase was due primarily to a larger store base, partially offset by negative comparable store sales of 3.5% for our combined U.S. and Canadian stores (negative 4.1% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores). The store base increased by an average of 30 net additional stores during the quarter ended October 29, 2011 compared to the prior-year quarter, resulting in a net 7.5% increase in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores favorably impacted net revenue in our North American Retail segment by $1.7 million.

Net revenue from our Asia operations increased by $10.0 million, or 18.3%, to $64.8 million for the quarter ended October 29, 2011, from $54.8 million in the same prior-year period. In constant dollars, net revenue increased 14.8% over the same comparable period. All of our Asia businesses contributed to this growth, driven by our South Korea and Greater China businesses, with stronger existing door performance and a greater number of doors compared to the same prior-year period. We continued to expand our operations in the region, where we and our partners opened 36 stores and 55 concessions during the quarter ended October 29, 2011. Currency translation fluctuations relating to our Asia operations favorably impacted net revenue in our Asia segment by $1.9 million.

Net revenue from our North American Wholesale operations increased by $1.0 million, or 1.9%, to $57.3 million for the quarter ended October 29, 2011, from $56.3 million in the same prior-year period. During the quarter ended October 29, 2011, higher revenues from our Mexican and Canadian wholesale businesses were partially offset by lower revenues in our U.S. wholesale business.

Net royalty revenue from our Licensing operations increased by $1.0 million, or 3.2%, to $34.0 million for the quarter ended October 29, 2011, from $33.0 million in the same prior-year period, driven by royalties from higher sales in our footwear and fragrance categories.

GROSS PROFIT. Gross profit increased by $11.1 million, or 4.2%, to $277.5 million for the quarter ended October 29, 2011, from $266.4 million in the same prior-year period, with the largest increase coming from our North American Retail segment. The increase was due to the growth in revenue, which included the favorable impact of currency translation, and product margin expansion, partially offset by higher occupancy costs as we grow our global retail businesses.

Gross margin decreased 20 basis points to 43.2% for the quarter ended October 29, 2011, from 43.4% for the same prior-year period. The lower gross margin resulted from a higher occupancy rate, given the retail expansion and negative comparable store sales. This was mostly offset by improved product margins primarily from reduced markdowns in North American Retail.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $6.8 million, or 3.9%, to $180.5 million for the quarter ended October 29, 2011, from $173.7 million in the same prior-year period. The increase in SG&A expenses, which included the unfavorable impact of currency translation, was incurred primarily to support our store and sales growth, which resulted in higher selling expenses and increased advertising expenses and distribution costs. These increases were partially offset by lower performance-based compensation expense.

The Company’s SG&A rate improved by 20 basis points to 28.1% for the quarter ended October 29, 2011, compared to 28.3% in the same prior-year period. The improvement in the SG&A rate was driven primarily by lower performance-based compensation expenses and lower North American Retail store selling expenses, partially offset by the negative impact of lower international jewelry shipments and higher advertising expenses.

EARNINGS FROM OPERATIONS.  Earnings from operations increased by $4.3 million, or 4.6%, to $97.0 million for the quarter ended October 29, 2011, from $92.7 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $3.3 million. The change in earnings from operations by segment are as follows:

•                  Earnings from operations for the Europe segment decreased by $8.4 million to $34.2 million for the quarter ended October 29, 2011, compared to $42.6 million in the same prior-year period. The decline was driven mainly by lower wholesale jewelry shipments. Currency translation fluctuations relating to our Europe segment favorably impacted earnings from operations by $2.8 million.

•                  Earnings from operations for the North American Retail segment increased by $8.2 million to $27.5 million for the quarter ended October 29, 2011, compared to $19.3 million in the same prior-year period. The increase in earnings from operations was due primarily to higher product margins, lower SG&A expenses and sales from new stores, partially offset by negative comparable store sales and higher occupancy costs.

•                  Earnings from operations for the Asia segment remained relatively flat at $8.2 million for the quarter ended October 29, 2011, compared to $8.3 million for the same prior-year period. The profits derived from the growth in sales and higher gross margins were offset by higher SG&A expenses due to a larger retail store base and infrastructure investments to support our future growth in the region.

•                 Earnings from operations for the North American Wholesale segment decreased by $0.7 million to $16.0 million for the quarter ended October 29, 2011, compared to $16.7 million in the same prior-year period.  Earnings from operations were negatively impacted by lower gross margins driven by the impact of higher product costs.

•                  Earnings from operations for the Licensing segment remained relatively flat at $30.7 million for the quarter ended October 29, 2011, compared to $30.9 million in the same prior-year period as increased royalty revenue was offset by higher advertising expenses.

•                  Unallocated corporate overhead decreased by $5.4 million to $19.7 million for the quarter ended October 29, 2011, compared to $25.1 million for the quarter ended October 30, 2010.  The decrease was driven primarily by lower performance-based compensation costs.

Operating margin remained flat at 15.1% for the quarter ended October 29, 2011 and for the same prior-year period as higher product margins and an improved SG&A rate were offset by a higher overall occupancy rate.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $0.8 million for the quarter ended October 29, 2011, compared to $0.3 million for the quarter ended October 30, 2010. Interest expense includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges. At October 29, 2011, total borrowings, related primarily to our capital lease in Europe, were $13.5 million, compared to $15.2 million at October 30, 2010. Interest income increased to $0.7 million for the quarter ended October 29, 2011, compared to $0.6 million for the quarter ended October 30, 2010.

OTHER INCOME, NET. Other income, net, was $1.9 million for the quarter ended October 29, 2011, compared to $5.9 million in the same prior-year period. Other income, net, in the quarter ended October 29, 2011 consisted primarily of net unrealized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances, partially offset by net unrealized losses on non-operating assets. Other income, net, for the quarter ended October 30, 2010, included net unrealized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances and net unrealized gains on non-operating assets.

INCOME TAXES.  Income tax expense for the quarter ended October 29, 2011 was $31.9 million, or a 32.3% effective tax rate, compared to income tax expense of $28.8 million, or a 29.1% effective tax rate, for the same prior-year period.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year (along with the impact of any discrete items), which is subject to ongoing review and evaluation by management. The increase in the effective tax rate in the quarter ended October 29, 2011 was due primarily to a higher anticipated full-year effective income tax rate, resulting from the effect of currencies on our projected tax liabilities and a larger estimated mix of taxable income in higher tax jurisdictions compared to the prior year.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the quarter ended October 29, 2011 was $0.6 million, net of taxes, as compared to $1.0 million, net of taxes, for the quarter ended October 30, 2010. The decrease was due to lower earnings from our majority-owned European subsidiaries.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. decreased to $66.3 million for the quarter ended October 29, 2011, from $69.1 million in the same prior-year period. Diluted earnings per share decreased to $0.71 per share for the quarter ended October 29, 2011, compared to $0.75 per share for the quarter ended October 30, 2010.

Nine months ended October 29, 2011 and October 30, 2010

NET REVENUE. Net revenue increased by $181.8 million, or 10.5%, to $1,912.2 million for the nine months ended October 29, 2011, from $1,730.4 million in the same prior-year period. Our international businesses were the largest drivers of the growth, with Europe and Asia combined representing 71.1% of our total sales growth. In constant U.S. dollars, revenues increased by 6.3% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $73.2 million compared to the same prior-year period.

Net revenue from our Europe operations increased by $94.6 million, or 15.1%, to $720.1 million for the nine months ended October 29, 2011, from $625.5 million in the same prior-year period. In local currency, revenues increased by 6.7% over the same comparable period. In addition to the favorable currency translation impact on revenues resulting from fluctuations in foreign currency rates, the increase was also driven by expansion of our directly operated retail stores (where comparable store sales declined slightly) and our apparel wholesale business, partially offset by a decline in our handbag and jewelry wholesale businesses. At October 29, 2011, we directly operated 171 stores in Europe compared to 131 stores at October 30, 2010, excluding concessions, which represents a 30.5% increase over the prior-period end. Shipments in our existing wholesale business were unfavorably impacted in the first quarter of fiscal 2012 due to the earlier spring product deliveries that benefitted the fourth quarter of fiscal 2011. Currency translation fluctuations relating to our Europe operations favorably impacted net revenue in our Europe segment by $54.3 million.

Net revenue from our North American Retail operations increased by $42.8 million, or 5.9%, to $774.1 million for the nine months ended October 29, 2011, from $731.3 million in the same prior-year period. This increase was due primarily to a larger store base, partially offset by negative comparable store sales of 2.8% for our combined U.S. and Canadian stores (negative 3.9% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores). The store base increased by an average of 43 net additional stores during the nine months ended October 29, 2011 compared to the same prior-year period, resulting in a net 8.8% increase in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores favorably impacted net revenue in our North American Retail segment by $8.9 million.

Net revenue from our Asia operations increased by $34.7 million, or 23.8%, to $180.2 million for the nine months ended October 29, 2011, from $145.5 million in the same prior-year period. In constant dollars, net revenue increased by 18.8%. We continued to grow our Asia business, where we and our partners opened 66 stores and 78 concessions during the nine months ended October 29, 2011. Our South Korea business continued to drive the growth in this region with stronger existing door performance and a greater number of doors compared to the same prior-year period. Currency translation fluctuations relating to our Asia operations favorably impacted net revenue in our Asia segment by $7.3 million.

Net revenue from our North American Wholesale operations increased by $3.5 million, or 2.5%, to $146.8 million for the nine months ended October 29, 2011, from $143.3 million in the same prior-year period. This increase was driven by higher revenues in our non-U.S. wholesale businesses and the favorable impact of currency translation fluctuations to net revenues of $2.6 million relating to our non-U.S. wholesale businesses.

Net royalty revenue from Licensing operations increased by $6.2 million, or 7.3%, to $91.0 million for the nine months ended October 29, 2011, from $84.8 million in the same prior-year period, driven by royalties on higher sales in the footwear, watches and eyewear categories, partially offset by lower sales in handbags.

GROSS PROFIT. Gross profit increased by $72.6 million, or 9.6%, to $826.5 million for the nine months ended October 29, 2011, from $753.9 million in the same prior-year period, due to the growth in revenue which included the favorable impact of currency translation, partially offset by higher occupancy costs. All segments contributed to the growth in gross profit, with the largest increase in gross profit coming from our Europe segment.

Gross margin declined 40 basis points to 43.2% for the nine months ended October 29, 2011, from 43.6% for the same prior-year period. While the overall product margins improved in the nine months ended October 29, 2011 as a result of lower markdowns in North American Retail and the greater mix of retail in Europe, this was more than offset by the higher occupancy rate .

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $56.7 million, or 11.6%, to $544.4 million for the nine months ended October 29, 2011, from $487.7 million in the same prior-year period. The increase in SG&A expenses, which included the unfavorable impact of currency translation, was incurred primarily to support our store and sales growth, which resulted in higher selling expenses and increased distribution costs and advertising expenses. In addition, the Company’s investments in infrastructure in both Europe and Asia contributed to the increase.  These increases were partially offset by lower performance-based compensation expense.

The Company’s SG&A rate increased by 20 basis points to 28.5% for the nine months ended October 29, 2011, compared to 28.3% in the same prior-year period. The SG&A rate was negatively impacted by lower international jewelry shipments, earlier spring product deliveries for the European wholesale business that benefitted the fourth quarter of fiscal 2011 instead of the first quarter of fiscal 2012 and higher distribution costs in Europe, partially offset by lower performance-based compensation expenses.

SETTLEMENT CHARGE. During the second quarter of fiscal 2012, we experienced a temporary disruption with one of our third party logistics service providers in Europe and subsequently entered into a settlement agreement with this service provider to facilitate a transition to a new service provider that has been substantially completed. During the nine months ended October 29, 2011, the Company recorded a $19.5 million settlement charge related to amounts paid or expected to be paid in connection with this agreement.

PENSION CURTAILMENT EXPENSE. During the nine months ended October 29, 2011, the Company recorded a supplemental executive retirement plan (“SERP”) curtailment expense of $1.2 million before taxes related to the accelerated amortization of prior service cost resulting from the announced retirement of Maurice Marciano as an employee and executive officer, effective upon the expiration of his current employment agreement on January 28, 2012. Mr. Marciano will not receive or earn any additional SERP-related benefits in connection with his retirement.  During the nine months ended October 30, 2010, the Company recorded a SERP curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Carlos Alberini, the Company’s former President and Chief Operating Officer. Mr. Alberini did not receive any termination payments in connection with his departure and, as of the date of his departure, he ceased vesting or accruing any additional benefits under the terms of the SERP. Mr. Marciano’s retirement and Mr. Alberini’s departure each resulted in a significant reduction in the total expected remaining years of future service of all SERP participants combined, resulting in the pension curtailment during each of the separate periods.

EARNINGS FROM OPERATIONS.  Earnings from operations increased by $1.1 million, or 0.4%, to $261.4 million for the nine months ended October 29, 2011, from $260.3 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $11.4 million. The change in earnings from operations by segment are as follows:

•                  Earnings from operations for the Europe segment decreased by $15.8 million to $111.6 million for the nine months ended October 29, 2011, compared to $127.4 million in the same prior-year period. The decline resulted from the $19.5 million settlement charge and lower wholesale jewelry shipments, along with higher store occupancy, selling, and distribution costs and infrastructure investments.  Earnings from operations were also negatively impacted by the earlier spring product deliveries that benefitted the fourth quarter of fiscal 2011 instead of the first quarter of fiscal 2012. These decreases were partially offset by the higher profits from the growth in overall sales and improvement in product margins. Currency translation fluctuations relating to our Europe segment favorably impacted earnings from operations by $8.8 million.

•                  Earnings from operations for the North American Retail segment increased by $9.1 million to $79.1 million for the nine months ended October 29, 2011, compared to $70.0 million in the same prior-year period. The increase primarily reflects the impact of higher product margins, sales from new stores and leveraging of SG&A expenses, partially offset by negative comparable store sales and higher occupancy costs.

•                  Earnings from operations for the Asia segment decreased by $0.9 million to $20.2 million for the nine months ended October 29, 2011, compared to $21.1 million for the same prior-year period. The favorable impact to earnings from higher sales was more than offset by higher SG&A expenses related to infrastructure investments to support the growth, as well as a lower gross margin due to channel mix.

•                 Earnings from operations for the North American Wholesale segment remained flat at $37.6 million for the nine months ended October 29, 2011, compared to the same prior-year period. The favorable impact to earnings from sales growth was offset by higher SG&A expenses.

•                  Earnings from operations for the Licensing segment increased by $4.7 million to $81.2 million for the nine months ended October 29, 2011, compared to $76.5 million in the same prior-year period, driven by increased royalties due to higher sales in the footwear, watches and eyewear categories, partially offset by lower sales in handbags compared to the same prior-year period.

•                  Unallocated corporate overhead decreased by $4.1 million to $68.2 million for the nine months ended October 29, 2011, compared to $72.3 million for the nine months ended October 30, 2010.  The decrease was due to lower performance-based compensation costs and the net impact of the higher curtailment expense recorded in the comparable prior-year period.

Operating margin declined 130 basis points to 13.7% for the nine months ended October 29, 2011, compared to 15.0% for the same prior-year period. The operating margin decrease was driven by the settlement charge which negatively impacted operating margin by 100 basis points during the current period. In addition, operating margin was negatively impacted by a higher overall occupancy rate in the nine months ended October 29, 2011, partially offset by an improvement in product margins.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense increased to $1.5 million for the nine months ended October 29, 2011, compared to $0.8 million for the nine months ended October 30, 2010. Interest expense includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges. At October 29, 2011, total borrowings, related primarily to our capital lease in Europe, were $13.5 million, compared to $15.2 million at October 30, 2010. The average debt balance for the nine months ended October 29, 2011 was $14.0 million, versus an average debt balance of $14.8 million for the nine months ended October 30, 2010. Interest income increased to $2.4 million for the nine months ended October 29, 2011, compared to $1.6 million for the nine months ended October 30, 2010, due to higher interest rates on invested cash, partially offset by lower average invested cash balances as a result of the special dividend in the fourth quarter of the prior year.

OTHER EXPENSE, NET. Other expense, net, was $5.4 million for the nine months ended October 29, 2011, compared to other income, net, of $9.0 million in the same prior-year period. Other expense, net, in the nine months ended October 29, 2011 consisted primarily of net unrealized mark-to-market revaluation losses on foreign currency contracts and other foreign currency balances. Other income, net, in the nine months ended October 30, 2010, primarily consisted of net unrealized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances and net unrealized gains on non-operating assets.

INCOME TAXES.  Income tax expense for the nine months ended October 29, 2011 was $84.6 million, or a 33.0% effective tax rate, compared to income tax expense of $81.1 million, or a 30.0% effective tax rate, for the same prior-year period.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year (along with the impact of any discrete items), which is subject to ongoing review and evaluation by management. The increase in the effective tax rate in the current nine-month period was due primarily to the settlement charge recorded as a discrete item in the second quarter of fiscal 2012, which unfavorably impacted the mix of taxable income among the Company’s tax jurisdictions and increased the effective tax rate for the nine month period ended October 29, 2011 by 170 basis points. There was also a negative impact due to a higher anticipated full-year effective tax rate, resulting from the effect of currencies on our projected tax liabilities and a larger estimated mix of taxable income in higher tax jurisdictions compared to the prior year.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the nine months ended October 29, 2011 was $2.6 million, net of taxes, as compared to $2.9 million, net of taxes, for the nine months ended October 30, 2010. The decrease was due to lower earnings from our majority-owned European subsidiaries, partially offset by higher earnings in our majority-owned Mexican subsidiary.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. decreased to $169.6 million for the nine months ended October 29, 2011, from $186.2 million in the same prior-year period. Diluted earnings per share decreased to $1.82 per share for the nine months ended October 29, 2011, compared to $2.00 per share for the nine months ended October 30, 2010. The nine month period ended October 29, 2011 included the $0.19 per share settlement charge. Adjusted diluted earnings, excluding the settlement charge, was $2.01 per common share for the nine months ended October 29, 2011. References to financial results excluding the impact of the settlement charge are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

NON-GAAP MEASURES

The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share for the nine months ended October 29, 2011 reflect the impact of a settlement charge which affects the comparability of those reported results. Those financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of this item. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful as an additional means for investors to evaluate the Company’s operating results when reviewed in conjunction with the Company’s GAAP financial statements.  The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.

The adjusted measures exclude the impact of a settlement charge incurred during the nine months ended October 29, 2011. Near the end of the second quarter of fiscal 2012, the Company experienced a temporary disruption with one of its third party logistics service providers in Europe.  Following this disruption in service, the Company entered into a settlement agreement with this service provider to facilitate a transition to a new service provider, resulting in a pre-tax settlement charge of $19.5 million (or $17.6 million after considering the estimated $1.9 million reduction to income tax as a result of the charge), or $0.19 per share, in the nine months ended October 29, 2011 related to amounts paid or expected to be paid in connection with this agreement. The transition has been substantially completed. The estimated income tax effect of the charge is based on the Company’s assessment of deductibility using the statutory tax rate of the tax jurisdiction in which the charge was incurred.  On a GAAP basis, net earnings attributable to Guess?, Inc. for the nine month period ended October 29, 2011 was $169.6 million and diluted earnings per common share for the nine month period ended October 29, 2011 was $1.82.  Excluding the impact of the settlement charge and the related tax impact, adjusted net earnings attributable to Guess?, Inc. for the nine month period ended October 29, 2011 was $187.2 million and adjusted diluted earnings per common share for the nine month period ended October 29, 2011 was $2.01.

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

LIQUIDITY AND CAPITAL RESOURCES

We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the nine months ended October 29, 2011, the Company relied on trade credit, available cash, real estate leases, and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.” As of October 29, 2011, the Company had cash and cash equivalents of $426.7 million and short-term investments of $4.1 million. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in four diversified money market funds and in overnight deposit and short-term time deposit accounts. The money market funds are all AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. As of October 29, 2011, we do not have any exposure to auction-rate security investments in these funds. Please see “—Important Notice Regarding Forward-Looking Statements”, “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and Part II, Item 1A. “Risk Factors” of this Form 10-Q for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

The Company has presented below the cash flow performance comparison of the nine months ended October 29, 2011 versus the nine months ended October 30, 2010.

Operating Activities

Net cash provided by operating activities was $149.9 million for the nine months ended October 29, 2011, compared to $134.3 million for the nine months ended October 30, 2010, or an increase of $15.6 million. The increase was driven by the favorable impact of changes in working capital, partially offset by lower net earnings of $16.9 million for the nine month period ended October 29, 2011 versus the same prior-year period. The changes in working capital were driven primarily by our Europe segment as a result of less growth in the accounts receivable balance as the rate of sales growth has slowed compared to the prior-year period, partially offset by the timing of the payment for other current liabilities and taxes compared to the same prior-year period.

At October 29, 2011, the Company had working capital (including cash and cash equivalents) of $849.0 million compared to $732.6 million at January 29, 2011 and $849.1 million at October 30, 2010. The Company’s primary working capital needs are for inventory and accounts receivable. Accounts receivable at October 29, 2011 amounted to $376.5 million, up $4.3 million, compared to $372.2 million at October 30, 2010. The accounts receivable balance primarily relates to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia. On a constant dollar basis, accounts receivable was flat compared to the prior year. The accounts receivable balance at October 29, 2011 included an increase of approximately $4.2 million due to currency fluctuations compared to October 30, 2010. Approximately $192.1 million of our receivables, or 50.7% of the $376.5 million in accounts receivable at October 29, 2011, were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at October 29, 2011 increased to $385.4 million, or 11.4%, compared to $346.0 million at October 30, 2010. The increase in inventory primarily supports the expansion of our European retail business and our Asian operations, and also reflects the recent impact of reduced customer demand in Europe. When measured in terms of finished goods units, inventory volumes increased by approximately 9% as of October 29, 2011, when compared to October 30, 2010.

Investing Activities

Net cash used in investing activities was $103.8 million for the nine months ended October 29, 2011, compared to $85.5 million for the nine months ended October 30, 2010. Cash used in investing activities related primarily to the expansion of our North American Retail and Europe businesses and capital expenditures incurred on existing store remodeling programs in North America.

The increase in cash used in investing activities related primarily to the higher level of spending on remodeling of existing stores in North America during the nine months ended October 29, 2011 compared to the same prior-year period.  Additionally, the Company made net payments for settlement of forward contracts during the nine months ended October 29, 2011 compared to net cash receipts for settlement of forward contracts in the prior-year period. During the nine months ended October 29, 2011, the Company opened 76 directly-operated stores compared to 99 directly-operated stores that were opened in the comparable prior-year period.

Financing Activities

Net cash used in financing activities was $52.5 million for the nine months ended October 29, 2011, compared to $82.9 million for the nine months ended October 30, 2010. The decrease in net cash used in financing activities in the current period compared to the prior year was due primarily to higher share repurchases in the comparable prior-year period, partially offset by higher dividend payments during the current period.

Dividends

During the first quarter of fiscal 2008, the Company announced a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.20 per common share.

On November 30, 2011, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. The cash dividend will be paid on January 3, 2012 to stockholders of record as of the close of business on December 14, 2011.

The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based on a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.

Capital Expenditures

Gross capital expenditures totaled $94.2 million, before deducting lease incentives of $8.8 million, for the nine months ended October 29, 2011. This compares to gross capital expenditures of $84.9 million, before deducting lease incentives of $12.9 million, for the nine months ended October 30, 2010. The Company’s capital expenditures for the full fiscal year 2012 are planned at approximately $130 million (after deducting estimated lease incentives of approximately $10 million). The planned capital expenditures are primarily for expansion of our retail businesses in Europe and North America, store remodeling programs in North America, expansion of our Asia business, investments in information systems and other infrastructure investments.

In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities

On July 6, 2011, the Company entered into a five-year senior secured revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a $200 million revolving multicurrency line of credit, and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. It may be used for working capital and other general corporate purposes.  The Credit Facility also allows for incremental revolving commitments or incremental term loans in an aggregate amount that does not exceed $100 million, subject to certain conditions. The Credit Facility replaced the Company’s previous $85 million credit facility, which was scheduled to mature on September 30, 2011. No principal or interest was outstanding or accrued and unpaid under the prior credit facility on its termination date.

All obligations under the Credit Facility are unconditionally guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the personal assets of the Company and such domestic subsidiaries, including a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries.

Direct borrowings under the Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (varying from 1.15% to 1.65%) based on the Company’s leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) 0.50% in excess of the federal funds rate, (ii) the rate of interest as announced by JP Morgan as its “prime rate,” or (iii) 1.0% in excess of the one month adjusted LIBOR rate; plus an applicable margin (varying from 0.15% to 0.65%) based on the Company’s leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At October 29, 2011, the Company had $1.0 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

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

The Company, through its European subsidiaries, maintains short-term borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at October 29, 2011, the Company could have borrowed up to $204.1 million under these agreements. At October 29, 2011, the Company had no outstanding borrowings and $10.7 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.7% to 3.9%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $49.5 million that has a minimum net equity requirement, there are no other financial ratio covenants.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At October 29, 2011, the capital lease obligation was $13.2 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of October 29, 2011 was approximately $0.9 million.

From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

On March 14, 2011, the Company’s Board of Directors terminated the previously authorized 2008 Share Repurchase Program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250.0 million of the Company’s common stock (the “2011 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. There were no share repurchases under the 2011 or 2008 Share Repurchase Programs during the nine months ended October 29, 2011. During the nine months ended October 30, 2010, the Company repurchased 1,500,000 shares under the 2008 Share Repurchase Program at an aggregate cost of $49.3 million. All such share repurchases were made during the three months ended July 31, 2010. At October 29, 2011, the Company had remaining authority under the 2011 Share Repurchase Program to purchase $250.0 million of its common stock.

Supplemental Executive Retirement Plan

On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (“SERP”) which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. The current participants in the SERP are Maurice Marciano, executive Chairman of the Board of Directors, and Paul Marciano, Chief Executive Officer and Vice Chairman of the Board. In addition to the current participants, Carlos Alberini, the Company’s former President and Chief Operating Officer, participated in the SERP until his departure from the Company on June 1, 2010, and will be eligible to receive vested SERP benefits in the future in accordance with the terms of the SERP. During the nine months ended October 29, 2011, the Company recorded a $1.2 million charge before taxes related to the accelerated amortization of prior service cost resulting from the announced retirement of Maurice Marciano as an employee and executive officer, effective upon expiration of his current employment agreement on January 28, 2012. Mr. Marciano will not receive or earn any additional SERP-related benefits in connection with his retirement. During the nine months ended October 30, 2010, the Company recorded a $5.8 million charge before taxes related to the accelerated amortization of prior service cost resulting from the departure of Mr. Alberini from the Company. Mr. Alberini did not receive any termination payments in connection with his departure and, as of the date of his departure, he ceased vesting or accruing any additional benefits under the terms of the SERP. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has and expects to continue to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender values of the insurance policies were $34.6 million and $32.9 million as of October 29, 2011 and January 29, 2011, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded an unrealized loss of $0.3 million and an unrealized gain of $2.2 million in other income and expense during the nine months ended October 29, 2011 and October 30, 2010, respectively.

INFLATION

The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability. However, the Company anticipates that inflationary pressures on raw materials, labor, freight or other commodities including oil, experienced in the second half of fiscal 2012 may stabilize in the future but continue to negatively impact the cost of product purchases in the first half of fiscal 2013.  Overall to date, the Company has been able to mitigate the impact of product inflation through price increases on select items, supply chain initiatives and reduced markdowns. However, there can be no assurances that these actions will continue to be successful. In addition, increased retail prices could lead to reduced customer demand. These developments could have a material adverse effect on our results of operations and financial condition.

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

U.S. and Canada Backlog

Our U.S. and Canadian wholesale businesses maintain a model stock program in basic denim products which generally allows replenishment of a customer’s inventory within 72 hours. We generally receive orders for fashion apparel three to six months prior to the time the products are delivered to our customers’ stores. Our U.S. and Canadian wholesale backlog as of December 3, 2011, consisting primarily of orders for fashion apparel, was $59.4 million, compared to $61.7 million in constant dollars at December 4, 2010, a decrease of 3.7%.

Europe Backlog

As of December 4, 2011, the European wholesale backlog increased slightly to €270.5 million from €269.4 million in the prior year on December 3, 2010. The backlog as of December 4, 2011 is comprised of sales orders for the Fall/Winter 2011, Spring/Summer 2012 and Fall/Winter 2012 seasons.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 29, 2011 filed with the SEC on March 28, 2011. There have been no significant changes to our critical accounting policies during the nine months ended October 29, 2011.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In May 2011, the Financial Accounting Standards Board (“FASB”)  issued an update to its authoritative guidance regarding fair value measurement to clarify disclosure requirements and improve comparability. Additional disclosure requirements in the update include:  (a) for Level 3 fair value measurements, quantitative information about the significant unobservable inputs used, qualitative information about the sensitivity of the measurements to changes in the unobservable inputs disclosed including the interrelationship between inputs, and a description of the Company’s valuation processes; (b) all, not just significant, transfers between Levels 1 and 2 of the fair value hierarchy; (c) the reason why, if applicable, the current use of a nonfinancial asset measured at fair value differs from its highest and best use; and (d) the categorization in the fair value hierarchy for financial instruments not measured at fair value but for which disclosure of fair value is required. The Company will adopt this guidance commencing in fiscal 2013, effective January 29, 2012, and apply it retrospectively.

In June 2011, the FASB issued authoritative guidance that revised its requirements related to the presentation of comprehensive income.  This guidance eliminates the option to present the components of other comprehensive income (“OCI”) as part of the consolidated statement of equity.  It requires presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company will adopt this guidance commencing in fiscal 2013, effective January 29, 2012, and apply it retrospectively.

In September 2011, the FASB issued an update to its authoritative guidance regarding the methods used to test goodwill for impairment. The amendment allows the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test currently required. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If an entity concludes otherwise, then it must perform the two-step impairment test currently required. The Company will adopt this guidance commencing in fiscal 2013, effective January 29, 2012, and apply it prospectively.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

More than half of product sales and licensing revenue recorded for the nine months ended October 29, 2011 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part 1, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

Forward Contracts Designated as Cash Flow Hedges

During the nine months ended October 29, 2011, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$95.9 million and US$39.0 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of October 29, 2011, the Company had forward contracts outstanding for its European and Canadian operations of US$80.2 million and US$51.1 million, respectively, which are expected to mature over the next 11 months. The Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in other income and expense in the period in which the royalty expense is incurred.

As of October 29, 2011 accumulated other comprehensive income included an unrealized gain of approximately US$0.5 million, net of tax, of which less than US$0.1 million will be recognized in other income or cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At October 29, 2011, the net unrealized loss of the remaining open forward contracts recorded in the condensed consolidated balance sheet was approximately US$0.1 million.

At January 29, 2011, the Company had forward contracts outstanding for its European and Canadian operations of US$71.6 million and US$52.3 million, respectively. At January 29, 2011, the net unrealized loss of these open forward contracts recorded in the condensed consolidated balance sheet was approximately US$0.5 million.

Forward Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense. For the nine months ended October 29, 2011, the Company recorded a net loss of US$6.0 million for the Canadian dollar, euro, British pound and Swiss franc foreign currency contracts, which has been included in other income and expense. At October 29, 2011, the Company had euro foreign currency contracts to purchase US$102.1 million expected to mature over the next six months, Canadian dollar foreign currency contracts to purchase US$47.2 million expected to mature over the next nine months, Swiss franc foreign currency contracts to purchase US$18.0 million expected to mature over the next 11 months and GBP0.3 million of foreign currency contracts to purchase euros expected to mature over the next one month. At October 29, 2011, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately US$1.1 million.

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

Sensitivity Analysis

At October 29, 2011, a sensitivity analysis of changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$298.6 million, the fair value of the instruments would have decreased by US$33.2 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by US$27.1 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

Interest Rate Risk

At October 29, 2011, approximately 97% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expenses. The change in the unrealized fair value of the interest swap increased other expense, net by $0.1 million during the nine months ended October 29, 2011. Substantially all of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the nine months ended October 29, 2011.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At October 29, 2011 and January 29, 2011, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There was no change in our internal control over financial reporting during the third quarter of the fiscal year ending January 28, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Litigation

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and Guess Italia, S.r.l. asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, unspecified compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed in the Court of Milan, Italy. The Company is vigorously defending the allegations and currently expects to file its motion for summary judgment with respect to the U.S. complaint during the fourth quarter of fiscal 2012. A U.S. trial date has been set for March 26, 2012. The Company believes that it is too early to predict the outcome of this action or whether the outcome will have a material impact on the Company’s financial position or results of operations.

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of October 29, 2011 related to any of the Company’s legal proceedings.

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

Deteriorating sovereign debt conditions in Europe and the related euro crisis could have a material adverse effect on our business, prospects, operating results, financial condition and cash flows.

The recent escalation of the European sovereign debt crisis has negatively impacted the capital markets in Europe and caused the value of the euro to deteriorate. These conditions have resulted in reduced consumer confidence and spending in many countries in Europe, particularly southern Europe. A significant portion of our revenues and earnings are derived from our business in Europe, including southern Europe, where Italy is our largest market and countries like France and Spain are also important to our business. In addition, most of our European transactions and assets, including cash reserves and receivables, are denominated in euros.

If the European sovereign debt crisis continues or further deteriorates, there will likely be a negative effect on our European business, as well as the businesses of our European customers, suppliers and partners. In addition, if the crisis ultimately leads to a significant devaluation of the euro, the value of our financial assets that are denominated in euros would be significantly reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm our overall business, prospects, operating results, financial condition and cash flows.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Items (a) and (b) are not applicable.

Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 31, 2011 to August 27, 2011
Repurchase program(1)	—	—	—	$250,000,000
Employee transactions(2)	531	$34.15	—	—
August 28, 2011 to October 1, 2011
Repurchase program(1)	—	—	—	$250,000,000
Employee transactions(2)	5,379	$29.57	—	—
October 2, 2011 to October 29, 2011
Repurchase program(1)	—	—	—	$250,000,000
Employee transactions(2)	870	29.66	—	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	6,780	$29.94	—

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

Guess?, Inc.

Date: December 7, 2011	By:	/s/ PAUL MARCIANO
Paul Marciano
Chief Executive Officer and Vice Chairman of the Board

Date: December 7, 2011	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)