Form 10-K
period 2012-01-28
GUESS INC
filed 2012-03-23
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Fiscal Year Ended January 28, 2012

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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of the close of business on July 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $2,578,690,450 based upon the closing price of $38.12 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

         As of the close of business on March 19, 2012, the registrant had 89,707,261 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's 2012 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

 IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

        Throughout this Annual Report on Form 10-K, including documents incorporated by reference herein, we make "forward-looking" statements, which are not historical facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be in our other reports filed under the Securities Exchange Act of 1934, as amended, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "pending," "plan," "predict," "project," "will," "continue," and other similar terms and phrases, including references to assumptions.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth and international expansion, e-commerce, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations, estimated tax rates, results of tax audits and other regulatory proceedings, raw material and other inflationary cost pressures, consumer confidence and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under "ITEM 1A. Risk Factors" contained herein.

ii

PART I

ITEM 1.    Business.

General

        Unless the context indicates otherwise, the terms "we," "us," "our" or the "Company" in this Form 10-K refer to Guess?, Inc. ("GUESS?") and its subsidiaries on a consolidated basis.

        We design, market, distribute and license one of the world's leading lifestyle collections of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. Our apparel is marketed under numerous trademarks including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and Gc. The lines include full collections of clothing, including jeans, pants, skirts, dresses, shorts, blouses, shirts, jackets, knitwear and intimate apparel. We also selectively grant licenses to manufacture and distribute a broad range of products that complement our apparel lines, including eyewear, watches, handbags, footwear, kids' and infants' apparel, leather apparel, swimwear, fragrance, jewelry and other fashion accessories.

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

        The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to "fiscal 2012", "fiscal 2011" and "fiscal 2010" represent the results of the 52-week fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively. References to "fiscal 2013" represent the 53-week fiscal year ending February 2, 2013.

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

        Global Diversification.    The global success of the GUESS? brand has reduced our reliance on any particular geographic region. This geographic diversification allows the Company to continue to grow, even during regional economic slowdowns. The percentage of our revenues generated from outside of the U.S. and Canada has grown from one-fifth of our total revenues for the year ended December 31, 2005 to approximately half of our revenues for the year ended January 28, 2012, with stores located in 85 countries outside the U.S. and Canada. In fiscal 2012 alone, we, along with our distributors and licensees, opened 224 stores in all concepts combined outside of the U.S. and Canada, comprised of 120 stores in Europe and the Middle East, 89 stores in Asia and 15 stores in the combined area of Central and South America, bringing the total number of such stores to 1,055 at year end. This compares with 504 directly operated stores in the U.S. and Canada as of January 28, 2012.

        We believe there are significant opportunities to continue our international growth, particularly in Europe and Asia, where the GUESS? brand is well recognized but still under-penetrated in many areas. In Europe, over the long-term, we will continue to focus on developing new markets in Northern and Eastern Europe and expand on our success in Western and Southern Europe. We have flagship stores in key cities such as Paris, Barcelona, Dusseldorf, London and Milan. In Asia, our business has continued to grow, fueled by the strength of our brand in South Korea and our direct operations in China as we increase our penetration in the region and continue building our infrastructure. We also plan to further develop markets in emerging countries like China, Brazil, Russia and India and expand our G by GUESS concept both domestically and internationally.

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

            Directly operated stores and concessions.    At January 28, 2012, we directly operated a total of 504 stores in the U.S. and Canada and 251 stores outside of the U.S. and Canada, plus an additional 230 smaller-sized concessions in Asia and Europe. Distribution through our directly operated retail stores and concessions allows us to influence the merchandising and presentation of our products, build brand equity and test new product design concepts.

            Licensee stores and concessions.    At January 28, 2012, our international licensees and distributors operated 804 stores located outside the U.S. and Canada, plus 119 smaller-sized licensee operated concessions located in Asia. This licensed retail store and concession approach allows us to expand our international operations with a lower level of capital investment while still closely monitoring store designs and merchandise programs in order to protect the reputation of the GUESS? brand.

          Wholesale Distribution.     We sell through both domestic and international wholesale distribution channels. U.S. wholesale customers consist primarily of better department stores, including Macy's, Bloomingdales and The Bay, and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. In Europe, our products are sold in stores ranging from large, well known department stores like Galeries Lafayette, Printemps and El Corte Inglès to small upscale multi-brand boutiques. Because our European wholesale business is more fragmented, we generally rely on a large number of smaller regional distributors and agents to distribute our products. Through our foreign subsidiaries and our network of international distributors, our products are also available in major cities throughout Canada, Africa, Asia, Australia, the Middle East and Central and South America.

          e-Commerce.     At January 28, 2012, we operated retail websites in the U.S., Canada, Europe and South Korea. Our websites act as virtual storefronts that both sell our products and promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of casual apparel and accessories. Not only have these virtual stores become an additional retail distribution channel, but they have also improved customer relations and are fun and entertaining alternative-shopping environments. During fiscal 2011, we launched our new Global World of Guess branding site and also launched a mobile shopping experience which enables the customer to browse and shop from their mobile device. We have e-commerce available to 26 countries, and in 6 languages around the world.

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

Business Segments

        The Company's businesses are grouped into five reportable segments for management and internal financial reporting purposes: Europe, North American Retail, Asia, North American Wholesale and Licensing. Management evaluates segment performance based primarily on revenues and earnings from operations. The Company believes this segment reporting reflects how its five business segments are managed and each segment's performance is evaluated. The Europe segment includes the Company's wholesale and retail operations in Europe and the Middle East. The North American Retail segment includes the Company's retail operations in North America. The Asia segment includes the Company's wholesale and retail operations in Asia. The North American Wholesale segment includes the Company's wholesale operations in North America and export sales to Central and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

        The following table presents our net revenue and earnings from operations by segment for the last three fiscal years:

	Year Ended Jan. 28, 2012		Year Ended Jan. 29, 2011		Year Ended Jan. 30, 2010
	(dollars in thousands)
Net revenue:
Europe	$1,010,896	37.6%	$920,327	37.0%	$747,242	35.1%
North American Retail	1,117,643	41.6	1,069,893	43.0	983,903	46.2
Asia	250,727	9.3	200,891	8.1	147,287	6.9
North American Wholesale	187,362	7.0	180,961	7.3	152,682	7.2

Net revenue from product sales	2,566,628	95.5	2,372,072	95.4	2,031,114	95.4
Licensing	121,420	4.5	115,222	4.6	97,352	4.6

Total net revenue	2,688,048	100.0%	$2,487,294	100.0%	$2,128,466	100.0%

Earnings (loss) from operations:
Europe	$167,014	42.0%	$193,309	47.8%	$173,235	48.3%
North American Retail	133,184	33.5	122,583	30.3	132,287	36.9
Asia	28,463	7.2	28,631	7.1	15,825	4.4
North American Wholesale	47,162	11.9	46,153	11.4	35,166	9.8
Licensing	108,638	27.3	104,165	25.7	86,640	24.1
Corporate overhead	(87,226)	(21.9)	(90,208)	(22.3)	(84,337)	(23.5)

Total earnings from operations	$397,235	100.0%	$404,633	100.0%	$358,816	100.0%

        Additional segment information, together with certain geographical information, is included in Note 15 to the Consolidated Financial Statements contained herein.

  Europe Segment

        In our Europe segment, we sell our products in 63 countries throughout Europe and the Middle East through wholesale, retail and e-commerce channels. In fiscal 2012, our Europe segment accounted for approximately 37.6% of our revenues and 42.0% of our earnings from operations.

          European Wholesale Distribution.    Our European wholesale business generally relies on a large number of smaller regional distributors and agents to distribute our products primarily to smaller independent multi-brand boutiques. Our products are also sold directly to large, well known department stores like Galeries Lafayette, Printemps and El Corte Inglès. Overall, we have thousands of customers with no single customer representing more than 1% of our consolidated net revenue. The type of customer varies from region to region depending on both the prominence of the GUESS? brand in each region and the dominance of a particular type of retail channel in each region. In countries where the brand is well known, we operate through showrooms where agents and distributors can view our line and place orders. We currently have showrooms in Barcelona, Dusseldorf, Munich, London, Paris, Florence and Lugano. In countries where the brand is less prominent, we may use one large distributor for the entire region. Revenues from sales to our licensee operated stores (see European Retail Network below) are recognized as wholesale sales within our European wholesale operations. We sell both our apparel and certain accessories products under our GUESS? and GUESS by MARCIANO brand concepts through our wholesale channel, operating primarily through two seasons, Spring/Summer and Fall/Winter. Generally our Spring/Summer sales campaign is from May to September with the related shipments occurring primarily from November to April. The Fall/Winter sales campaign is from January to April with the related shipments occurring primarily from May to October. The Company's goal is to take advantage of early-season demand and potential reorders by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs.

          European Retail Network.     Our European retail network is comprised of a mix of directly operated and licensee operated GUESS? and GUESS by MARCIANO retail and outlet stores, GUESS? Accessories stores, GUESS? Footwear stores and GUESS? Kids stores. At January 28, 2012, we had 179 directly operated stores and 382 licensee stores, excluding 17 smaller-sized concessions in Europe. During fiscal 2012, we opened 45 new directly operated stores, 75 licensee stores and 5 concessions. Our store locations vary country by country depending on the type of locations available. Our typical GUESS? Accessories stores average approximately 800 square feet, GUESS by MARCIANO stores average approximately 1,300 square feet and full-price GUESS? stores generally average 2,300 square feet. Our European stores generally require initial investments in the form of key money to secure prime store locations. These amounts are paid to landlords or existing lessees in certain circumstances.

  North American Retail Segment

        In our North American Retail segment, we sell our products through a network of directly operated retail and factory outlet stores in North America and through our on-line stores. In fiscal 2012, our North American Retail segment accounted for approximately 41.6% of our revenue and 33.5% of our earnings from operations. Our North American Retail stores build brand awareness and contribute to market penetration and the growth of our brand. We attribute our historical growth in this segment to the strength of our brand, the quality of our product assortment, the introduction of new product categories, the development of a motivated team of sales professionals to service our customers and provide a favorable shopping experience, quality real estate in high-traffic shopping centers and a diversified mix of store concepts.

        Below is a summary of store statistics, followed by details regarding each of our store concepts.

	Jan. 28, 2012	Jan. 29, 2011	Jan. 30, 2010
GUESS? Retail Stores:
U.S.	141	141	142
Canada	56	51	49

	197	192	191
GUESS? Factory Outlet Stores:
U.S.	109	99	89
Canada	19	19	18

	128	118	107
G by GUESS Stores:
U.S.	63	54	44

	63	54	44
GUESS? Accessories Stores:
U.S.	42	43	31
Canada	19	17	7

	61	60	38
GUESS by MARCIANO Stores:
U.S.	34	37	35
Canada	21	20	17

	55	57	52

Total	504	481	432

Square footage at fiscal year end	2,338,000	2,166,000	1,992,000

        In addition to the stores listed above, at January 28, 2012, we also directly operated 25 GUESS? branded stores in Mexico through a majority-owned joint venture.

          GUESS? Retail Stores.     Our full-price U.S. and Canada GUESS? retail stores carry a full assortment of men's and women's GUESS? merchandise, including most of our licensed product categories. At January 28, 2012, these stores occupied approximately 1,025,000 square feet and ranged in size from approximately 2,500 to 13,500 square feet, with most stores between 4,000 and 6,000 square feet. In fiscal 2012, we opened nine new retail stores and we closed four stores.

          GUESS? Factory Outlet Stores.     Our U.S. and Canada factory outlet stores are located primarily in outlet malls generally operating outside the shopping radius of our wholesale customers and our full-price retail stores. These stores sell selected styles of men's and women's GUESS? apparel and licensed products at lower price points. At January 28, 2012, our U.S. and Canada factory outlet stores occupied approximately 717,000 square feet and ranged in size from approximately 2,000 to 11,000 square feet, with most stores between 4,500 and 6,500 square feet. In fiscal 2012, we opened ten new factory stores.

          G by GUESS Stores.     Our G by GUESS store concept, launched in fiscal 2008, targets a market demographic that shops price points below our GUESS? retail stores and carries apparel for both men and women and a full line of accessories and footwear that is aspirational, timeless and fun. G by GUESS stores have a fresh feel, directed toward a full customer experience, with fashion-forward merchandise. At January 28, 2012, our G by GUESS stores occupied approximately 317,000 square feet and ranged in size from approximately 4,000 to 10,000 square feet, with most stores between 4,000 and 5,500 square feet. In fiscal 2012, we opened 12 new G by GUESS stores and we closed three stores.

          GUESS? Accessories Stores.     Our GUESS? Accessories store concept sells GUESS? and GUESS by MARCIANO labeled accessory products. This concept enables us to utilize a smaller store floor space, dedicated to our full range of accessory products, that can co-exit in the same malls as our other concepts. At January 28, 2012, our GUESS? Accessories concept stores occupied approximately 122,000 square feet and ranged in size from approximately 1,000 to 4,000 square feet, with most stores between 1,500 and 2,500 square feet. In fiscal 2012, we opened four new GUESS? Accessories stores and we closed three stores.

          GUESS by MARCIANO Stores.     Our GUESS by MARCIANO stores in the U.S. and Canada offer a fashion-forward women's collection designed for the stylish, trend-setting woman. This newer concept, with higher price points than our traditional GUESS stores, extends the appeal of our brand to a slightly older, more sophisticated customer. This concept now leverages the name recognition of the GUESS? brand and our reputation for sexy, contemporary styling. At January 28, 2012, our GUESS by MARCIANO stores occupied approximately 156,000 square feet and ranged in size from approximately 2,000 to 6,500 square feet, with most stores between 2,000 and 3,000 square feet. In fiscal 2012, we opened two new GUESS by MARCIANO stores and we closed four stores.

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

  Asia Segment

        In our Asia segment, we sell our products through wholesale, retail and e-commerce channels throughout Asia. In fiscal 2012, our Asia segment accounted for approximately 9.3% of our revenue and 7.2% of our earnings from operations. Our growth in Asia has been fueled by our businesses in South Korea and Greater China, where we began operating directly in 2007. Our Asia retail business includes both licensee and Company operated stores, including GUESS?, G by GUESS, GUESS by MARCIANO, Gc, GUESS? Accessories and GUESS? Underwear stores. For the year ended January 28, 2012, we and our partners opened 89 new stores in Asia, ending the year with 423 stores, 47 of which we operated directly and 376 of which were operated by licensees or distributors. This store count does not include 332 smaller-sized jean and accessory concessions. Concessions are widely used in Asia and generally represent directly managed shop-in-shops within a department store setting. Our Asia wholesale customer base is comprised primarily of a small number of selected distributors with which we have contractual distribution arrangements. We and our partners opened flagship stores in key cities such as Seoul, Shanghai, Hong Kong, Macau, Taipei and Beijing and have partnered with licensees to develop our business in the second tier cities in this region.

  North American Wholesale Segment

        In our North American Wholesale segment, we sell our products through wholesale channels in North America and to third party distributors based in Central and South America. In fiscal 2012, our North American Wholesale segment accounted for approximately 7.0% of our revenue and 11.9% of our earnings from operations. Our North American Wholesale customers consist primarily of better department stores, select specialty retailers and upscale boutiques. As of January 28, 2012, our products were sold to consumers through 1,005 major doors in the U.S. and Canada compared to 1,081 major doors at January 29, 2011. These locations include 345 shop-in-shops, an exclusive selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops, managed by the department stores, allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women's or men's apparel.

        Our North American Wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics. We have sales representatives in New York, Los Angeles, Toronto, Montreal and Vancouver who coordinate with customers to determine the inventory level and product mix that should be carried in each store. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. During fiscal 2012, Macy's, Inc. was our largest domestic wholesale customer, accounting for approximately 2.7% of our consolidated net revenue.

Licensing Segment

        Our Licensing segment includes the worldwide licensing operations of the Company. In fiscal 2012, our licensing segment royalties accounted for approximately 4.5% of our revenue and 27.3% of our earnings from operations.

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

        Our trademark license agreements customarily provide for a three- to five-year initial term with a possible option to renew prior to expiration for an additional multi-year period. The typical license agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee's net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. In addition, several of our key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products and in many cases we place the ads on behalf of the licensee and are reimbursed. In addition, to protect and increase the value of our trademarks, our license agreements include strict quality control and manufacturing standards. Our licensing personnel in the U.S., Europe and Asia meet regularly with licensees to ensure consistency with our overall merchandising and design strategies, to monitor quality control and to protect the GUESS? trademarks and brand. As part of this process, our licensing department reviews in advance all GUESS? licensed products, advertising, promotional materials and packaging materials.

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

        In addition to the above acquisitions, in 2006, we entered into a majority-owned joint venture with GRUPO AXO, S.A.P.I. de. C.V. to oversee the revitalization and expansion of the GUESS? brand in Mexico. The joint venture currently distributes primarily through three major department store chains, Liverpool, El Palacio de Hierro and Gran Chapur, with 257 shop-in-shop locations and 25 free-standing GUESS? stores.

        In fiscal 2010, we also entered into majority-owned joint ventures in France and the Canary Islands with licensee partners to open new free standing retail stores in these regions. We currently operate 11 stores in France and 7 stores in the Canary Islands through these joint ventures.

Design

        GUESS?, G by GUESS and GUESS by MARCIANO apparel products are designed by their own separate in-house design teams located in Los Angeles, California and in Florence, Milan and Bologna, Italy. The U.S. and Italy teams work closely to share ideas for products that can sell in both markets and in other international markets. Our design teams seek to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image. They travel throughout the world in order to monitor fashion trends and discover new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. We also maintain a fashion library consisting of antique and contemporary garments as another source of creative concepts. In addition, our design teams work closely with members of our sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.

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

        We will continue to regularly assess and implement marketing initiatives that we believe will build brand equity and grow our business by investing in marketing programs to build awareness and drive customer traffic to our stores and websites. We plan to further strengthen communications with customers through our websites, loyalty programs and other social media outlets, which enable us to provide timely information in an entertaining fashion to consumers about our history, products, special events, promotions and store locations, and allow us to receive and respond directly to customer feedback.

        As part of these initiatives, we currently have loyalty programs in North America with roughly five million members covering three of our brands. These programs reward our members who earn points for purchases that can be redeemed on future purchases. We also use these programs to promote new products to our customers which in turn increases traffic in the stores and online. We believe that the loyalty programs generate substantial repeat business that might otherwise go to competing brands. We continue to enhance our loyalty program offerings and strategically market to this large and growing customer base.

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

        In fiscal 2012, we continued to execute our strategy of deploying a global sourcing and product development plan to support worldwide growth in our retail, wholesale and e-commerce channels. Key activities in global sourcing included our continued efforts to streamline our vendor base and achieve geographic balance. We believe that our balanced global supply chain, with deep vendor partnerships, provides us with a competitive advantage where we have the flexibility to respond to increased demand throughout the world. Our sourcing strategy provides us with the opportunity to leverage costs and improve speed to market.

        The implementation of our master calendar has been a key development for our global operations, enabling us to continue the integration of global supply chain. Additionally, offering an assortment of global core products continues to be an area of focus. As a global brand, we also maintain skilled sourcing teams in North America, Europe and Asia.

        We are committed to sourcing our products in a responsible manner, respecting both the countries in which we conduct business and the business partners that produce our products. As a part of this commitment, we have implemented a global social compliance program that applies to our business partners. Although local customs vary in different regions of the world, we believe that the issues of business ethics, human rights, health, safety and environmental stewardship transcend geographical boundaries.

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

Quality Control

        Our quality control program is designed to ensure that products meet our high quality standards. We test the quality of our raw materials prior to production and inspect prototypes of each product before production runs commence. We also perform random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in our distribution centers. We believe that our policy of inspecting our products is important to maintain the quality, consistency and reputation of our products.

Logistics

        We utilize distribution centers at strategically located sites. The Company's primary U.S. distribution center is based in Louisville, Kentucky. At this 506,000 square-foot facility, we use fully integrated and automated distribution systems. The bar code scanning of merchandise, picking tickets and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to the distribution information systems. Distribution of our products in Canada is handled primarily from a Company operated distribution center in Montreal, Quebec. Distribution of our products in Europe is now handled primarily utilizing a third party distribution center in Piacenza, Italy. Additionally, we utilize several third party operated distribution warehouses in Hong Kong, South Korea and China that service the Asian region.

Competition

        The apparel industry is highly competitive and fragmented and is subject to rapidly changing consumer demands and preferences. We believe that our success depends in large part upon our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the continued appeal to consumers of the GUESS? brand. We compete with numerous apparel manufacturers and distributors, both domestically and internationally, as well as several well-known designers. Our retail and factory outlet stores face competition from other retailers. Our licensed apparel and accessories also compete with a substantial number of well-known brands. Although the level and nature of competition differ among our product categories and geographic regions, we believe that we differentiate ourselves from our competitors by offering a global lifestyle brand on the basis of our global brand image and wide product assortment comprising both apparel and accessories. We also believe that our geographic diversification, multiple distribution channels and multiple store concepts help to set us apart from our competition.

Information Systems

        We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in and update computer hardware, system applications and networks. Our computer information systems consist of a full range of financial, distribution, merchandising, point-of-sales, customer relationship management, supply chain and other systems. During fiscal 2012, we continued to enhance our financial and operational systems globally to align with our global IT standards, accommodate future growth and provide operating efficiencies. Key initiatives included the development of a number of mobile based initiatives, the relocation of our U.S. data center to an offsite location, the implementation of an assortment planning system as a tool to tailor assortments to store clusters and optimize buy quantities, the implementation of a new point of sale ("POS") system in our European stores to provide enhanced customer service and efficiencies, upgraded enterprise resource planning ("ERP") systems in Europe and Korea, as well as new functionality in the product lifecycle management ("PLM") system to increase the efficiency of the supply chain.

Trademarks

        We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and Gc. As of January 28, 2012, we had approximately 3,400 U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in approximately 184 countries around the world, including the U.S. From time to time, we adopt new trademarks in connection with the marketing of our product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.

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

        U.S. and Canada Backlog.    We generally receive orders for fashion apparel three to six months prior to the time the products are delivered to our customers' stores. Regarding our U.S. and Canadian wholesale backlog, the scheduling of market weeks can affect the amount of orders booked in the backlog compared to the same date in the prior year. We estimate that if we were to normalize the orders for this year's backlog to make the comparison consistent with the prior year, then the current backlog would have decreased by 3.7% compared to the prior year. Not taking into account the impact of this change, our U.S. and Canadian wholesale backlog as of March 18, 2012, consisting primarily of orders for fashion apparel, was $67.5 million, compared to $68.3 million in constant dollars at March 20, 2011, a decrease of 1.2%.

        Europe Backlog.    As of March 20, 2012, the European wholesale backlog was €264.3 million, compared to €272.7 million at March 22, 2011, a decrease of 3.1%. The backlog as of March 20, 2012 is comprised of sales orders for the Spring/Summer and Fall/Winter 2012 seasons.

Employees

        As of February 2012, we had approximately 14,300 associates, both full and part-time, consisting of approximately 8,600 in the U.S. and 5,700 in foreign countries. The number of our employees fluctuates during the year based on seasonal needs. In some international markets, local laws provide for employee representation by organizations similar to unions and some of our international employees are covered by trade-sponsored or governmental bargaining arrangements. We consider our relationship with our associates to be good.

Environmental Matters

        We and our licensing partners and suppliers are subject to federal, state, local and foreign laws, regulations and ordinances that govern activities or operations that may have adverse environmental effects (such as emissions to air, discharges to water, and the generation, handling, storage and disposal of solid and hazardous wastes). We are also subject to laws, regulations and ordinances that impose liability for the costs of clean up or other remediation of contaminated property, including damages from spills, disposals or other releases of hazardous substances or wastes, in certain circumstances without regard to fault. Certain of our operations and those of our licensing partners and suppliers routinely involve the handling of chemicals and wastes, some of which are or may become regulated as hazardous substances. We have not incurred, and do not expect to incur, any significant expenditures or liabilities for environmental matters. As a result, we believe that our environmental obligations will not have a material adverse effect on our consolidated financial condition or results of operations.

Website Access to Our Periodic SEC Reports

        Our investor website can be found at http://investors.guess.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act, are available at out investor website, free of charge, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the charters of our Board of Directors' Audit, Compensation and Nominating and Governance Committees, as well as the Board of Directors' Governance Guidelines and our Code of Ethics are posted on our investor website. We may from time to time provide important disclosures to our investors, including amendments or waivers to our Code of Ethics, by posting them on our investor website, as permitted by SEC rules. Printed copies of these documents may also be obtained by writing or telephoning us at: Guess?, Inc., 1444 South Alameda Street, Los Angeles, California 90021, Attention: Investor Relations, (213) 765-5578.

        We have included our Internet website addresses throughout this filing as textual references only. The information contained within these Internet websites is not incorporated into this Annual Report on Form 10-K.

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

        The apparel industry is subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our brand image and our profitability are heavily dependent upon both the priority our target customers place on fashion and our ability to anticipate, identify and capitalize upon emerging fashion trends. Current fashion tastes place significant emphasis on a fashionable look. In the past, this emphasis has increased and decreased through fashion cycles. If we fail to anticipate, identify or react appropriately, or in a timely manner, to fashion trends, we could experience reduced consumer acceptance of our products and a diminished brand image. These factors could result in higher wholesale markdowns, lower average unit retail prices and decreased sales volumes for our products and could have a material adverse effect on our results of operations and financial condition.

The apparel industry is highly competitive, and we may face difficulties competing successfully in the future.

        We operate in a highly competitive and fragmented industry with low barriers to entry. We compete with many apparel manufacturers and distributors, both domestically and internationally, as well as many well-known designers, some of whom have substantially greater resources than we do and some of whose products are priced lower than ours. Our retail and factory outlet stores compete with many other retailers, including department stores, some of whom are our major wholesale customers. Our licensed apparel and accessories compete with many well-known brands. Within each of our geographic markets, we also face significant competition from global and regional branded apparel companies, as well as retailers that market apparel under their own labels. These and other competitors pose significant challenges to our market share in our existing major domestic and foreign markets and to our ability to successfully develop new markets. In addition, our larger competitors may be better equipped than us to adapt to changing conditions that affect the competitive market. Also, in most countries, the industry's low barriers to entry allow the introduction of new products or new competitors at a fast pace. In other countries, the high import duties may favor locally produced products. Any of these competition-related factors could result in reductions in sales or prices of our products and could have a material adverse effect on our results of operations and financial condition.

Poor or uncertain economic conditions, and the resulting negative impact on consumer confidence and spending, have had and could continue to have an adverse effect on the apparel industry and on our operating results.

        The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during recessionary periods and also may decline at other times. The global economic environment began to deteriorate significantly in 2008, with declining values in real estate, increased unemployment and volatility in the global financial markets resulting in reduced credit lending by banks, solvency concerns of major financial institutions and sovereign debt issues. Economic conditions remain uncertain in many markets around the world and consumer behavior remains cautious. In North America, the relatively weaker levels of consumer confidence and the highly promotional conditions among retailers may persist for some time. In Europe, sovereign debt and bank credit issues continue to affect the capital markets of various European countries and have resulted in reduced consumer confidence and discretionary spending in those countries. If the global economy continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings across all of our segments.

        In addition to the factors contributing to the current economic environment, there are a number of other factors that could contribute to reduced levels of consumer spending, such as increases in interest rates, inflation, taxation rates, energy prices and austerity measures. Similarly, natural disasters, labor unrest, actual or potential terrorist acts and other conflicts can also create significant instability and uncertainty in the world, causing consumers to defer purchases or preventing our suppliers and service providers from providing required services or materials to us. These or other factors could materially and adversely affect our operating results.

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

        Similarly, a failure on the part of our insurance providers to meet their obligations for claims made by us could have a material adverse effect on our results of operations and liquidity. Continued market difficulties or additional deterioration could jeopardize our ability to rely on those financial institutions that are parties to our various bank facilities and foreign exchange contracts. We could be exposed to a loss if the counterparty fails to meet its obligations upon our exercise of foreign exchange contracts. In addition, continued distress in the financial markets could impair the ability of one or more of the banks participating in our credit agreements from honoring its commitments. This could have an adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.

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

        If the European sovereign debt crisis continues or further deteriorates, there may be a negative effect on our European business, as well as the businesses of our European customers, suppliers and partners. In addition, if the crisis ultimately leads to a significant devaluation of the euro, the value of our financial assets that are denominated in euros would be significantly reduced when translated to U.S. dollars for financial reporting purposes. Similarly, a sovereign default could also impact any tax or other refunds owed to us by that country or how aggressively that country pursues additional tax revenues. Any of these conditions could ultimately harm our overall business, prospects, operating results, financial condition and cash flows.

Domestic and foreign currency fluctuations could adversely impact our financial condition, results of operations and earnings.

        We continue to experience significant volatility in the global currency markets. Since the majority of our international purchases are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. These amounts could be materially affected by the strengthening of the U.S. dollar, negatively impacting our results of operations, earnings and our ability to generate revenue growth. Furthermore, we also source products in U.S. dollars outside of the U.S. As a result, the cost of these products may be affected by changes in the value of the applicable local currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products.

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

        The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for fabrics, currency fluctuations, crop yields, weather patterns, supply conditions, government regulations, labor conditions, energy costs, transportation or freight costs, economic climate, market speculation and other unpredictable factors. The Company anticipates that inflationary pressures on raw materials, labor, freight and other commodities including oil, experienced in fiscal 2012 may stabilize in the future but continue to negatively impact the cost of product purchases in fiscal 2013, particularly in the first half of the fiscal year. Although overall, the Company has been able to mitigate the impact of product inflation through reduced promotional markdowns, price increases on select items and supply chain initiatives, there can be no assurances that these actions will continue to be successful. In addition, increased retail prices could lead to reduced customer demand. These developments could have a material adverse effect on our results of operations and financial condition.

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

        We are subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Although the Company has substantially concluded all U.S. federal, foreign, state and foreign local income tax matters for years through fiscal 2005, there are currently income tax audits underway in multiple tax jurisdictions for various periods after 2005. While it is often difficult to predict the final outcome or timing of the resolution of any particular tax matter, we do not currently expect the results of these audits to have a material impact on our financial position or results of operations. However, should our estimates or expectations be incorrect, our effective income tax rate and profitability in the future could be adversely affected by the results of these and other such tax audits and negotiations.

        From time to time, we make Value Added Tax ("VAT") and other tax related refund claims with various foreign tax authorities that are audited by those authorities for compliance. Failure by these foreign governments to approve or ultimately pay these claims could have a material adverse effect on our results of operations and liquidity.

We are subject to periodic litigation and other regulatory proceedings, including tax proceedings, which could result in unexpected obligations, as well as the diversion of time and resources.

        We are a defendant from time to time in lawsuits and regulatory actions relating to our business. These include various U.S. and foreign income tax matters, including customs and VAT matters. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation or regulatory matters, regardless of the merits, could divert management's attention from our operations and result in substantial legal fees. See also "ITEM 3. Legal Proceedings" for further discussion of our legal matters.

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

        In fiscal 2012, 2.7% of our consolidated net revenue came from Macy's, Inc. No other single customer or group of related customers in any of our segments accounted for more than 1.0% of our consolidated net revenue in fiscal 2012. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our and our licensees' products. Also, as we expand the number of our retail stores, we run the risk that our wholesale customers will perceive that we are increasingly competing directly with them, which may lead them to reduce or terminate purchases of our products. In addition, in recent years there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major wholesale customers decides to decrease purchases from us, to stop carrying GUESS? products or to carry our products only on terms less favorable to us, our sales and profitability could significantly decrease. Similarly, some retailers have recently experienced significant financial difficulties, which in some cases have resulted in bankruptcy, liquidation and store closures. Financial difficulties of one of our major customers could result in reduced business and higher credit risk with respect to that customer. Any of these circumstances could ultimately have a material adverse effect on our results of operations and financial condition.

Since we do not control our licensees' actions and we depend on our licensees for a substantial portion of our earnings from operations, their conduct could harm our business.

        We license to others the rights to produce and market certain products that are sold with our trademarks. While we retain significant control over our licensees' products and advertising, we rely on our licensees for, among other things, operational and financial control over their businesses. If the quality, focus, image or distribution of our licensed products diminish, consumer acceptance of and demand for the GUESS? brand and products could decline. This could materially and adversely affect our business and results of operations. In fiscal 2012, approximately 80% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Although we believe that in most circumstances we could replace existing licensees if necessary, our inability to do so for any period of time could adversely affect our revenues and results of operations.

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

        As part of our global business growth strategy, expanding our retail store base is a primary initiative. In addition to the store growth, we also regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. We completed the acquisition of our former European jeanswear licensee in 2005, the acquisition of 75% of the outstanding shares of our European licensee of GUESS by MARCIANO apparel in 2006 and the acquisition of our former European licensee of children's apparel in 2008. In addition, we have entered into joint venture relationships with partners in Mexico, France and the Canary Islands and have been directly operating our South Korea and China businesses since 2007 and our international jewelry business since 2010.

        These expansion efforts place increased demands on our managerial, operational and administrative resources that could prevent or delay the successful opening of new stores and identifying suitable licensee partners, adversely impact the performance of our existing stores and adversely impact our overall results of operations. In addition, acquired businesses and additional store openings may not provide us with increased business opportunities, or result in the growth that we anticipate, particularly during economic downturns. Furthermore, integrating acquired operations is a complex, time-consuming and expensive process. Failing to acquire and successfully integrate complementary businesses, or failing to achieve the business synergies or other anticipated benefits of acquisitions, could materially adversely affect our business and results of operations.

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

        During fiscal 2012, we sourced most of our finished products with partners and suppliers outside the U.S. and we continued to design and purchase fabrics globally. In addition, we have been increasing our international sales of product outside of the United States. In fiscal 2012, approximately half of our consolidated net revenue was generated by sales from outside of the U.S. and Canada. We anticipate that these international revenues will continue to grow as a percentage of our total business. Further, as a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region.

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

  •
  social, labor, legal or economic instability in the foreign markets in which we do business, which could influence our ability to sell our products in, or distribute our products from, these international markets;

  •
  restrictions on the transfer of funds between the United States and foreign jurisdictions;

  •
  our ability and the ability of our international licensees and distributors to locate and continue to open desirable new retail locations; and

  •
  natural disasters in areas in which our contractors, suppliers, or customers are located.

        Further, our international presence means that we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate. If any of our international operations, or our employees or agents, violate such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

        In addition to the above factors, the United States and the countries in which our products are produced or sold may also, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels. If we are unable to obtain our raw materials and finished apparel from the countries where we wish to purchase them, either because of capacity constraints or visa availability under the required quota category or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our results of operations and financial condition.

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

Our failure to protect our reputation could have a material adverse effect on our brand.

        Our ability to maintain our reputation is critical to our brand. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety or environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Public perception about our products or our stores, whether justified or not, could impair our reputation, involve us in litigation, damage our brand and have a material adverse effect on our business. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.

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

        As part of our normal operations, we collect, process and, where appropriate, retain certain sensitive and confidential customer information. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could severely damage our reputation and our customer relationships, expose us to risks of litigation and liability and adversely affect our business.

A significant disruption at any of our distribution facilities could have a material adverse impact on our sales and operating results.

        Our U.S. business relies primarily on a single distribution center located in Louisville, Kentucky to receive, store and distribute merchandise to all of our U.S. stores and wholesale customers. Distribution of our products in Canada is handled primarily from a single distribution center in Montreal, Quebec. Distribution of our products in Europe is now handled primarily utilizing a single third party distribution center in Piacenza, Italy. Additionally, we utilize several third party operated distribution warehouses in Hong Kong, South Korea and China that service the Asian region. Any significant interruption in the operation of any of our distribution centers due to natural disasters, weather conditions, accidents, system failures, labor issues, relationships with our third party warehouse operators or other unforeseen causes could have a material adverse effect on our ability to replace inventory and fill orders, negatively impacting our sales and operating results.

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

Our Chairman of the Board and our Chief Executive Officer own a significant percentage of our common stock. Their interests may differ from the interests of our other stockholders.

        Maurice Marciano, our non-executive Chairman of the Board, and Paul Marciano, Chief Executive Officer, collectively beneficially own approximately 28% of our outstanding shares of common stock. The sale or prospect of the sale of a substantial number of these shares could have an adverse impact on the market price of our common stock. Moreover, these individuals may have different interests than our other stockholders and, accordingly, they may direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as these individuals own a significant percentage of our common stock, they may effectively be able to:

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

        Our business requires disciplined execution at all levels of our organization in order to ensure the timely delivery of desirable merchandise in appropriate quantities to our stores and other customers. This execution requires experienced and talented management in design, production, operations, merchandising and advertising. Our success depends upon the personal efforts and abilities of our senior management, particularly Paul Marciano, and other key personnel. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of Paul Marciano or other key personnel could materially harm our business. We are the beneficiary of a $10 million "key man" insurance policy on the life of Paul Marciano, but we do not have any other "key man" insurance with respect to other key employees, and any of them may leave us at any time, which could severely disrupt our business and future operating results.

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

ITEM 1B.    Unresolved Staff Comments.

        None.

ITEM 2.    Properties.

        Certain information concerning our principal facilities, all of which are leased at January 28, 2012, is set forth below:

Location	Use	Approximate Area in Square Feet
Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, distribution and warehouse facilities, and sourcing used by our North American Wholesale, North American Retail and Licensing segments, and our Corporate groups	355,000
Louisville, Kentucky	Distribution and warehousing facility used by our North American Wholesale and North American Retail segments	506,000
New York, New York	Administrative offices, public relations, and showrooms used by our North American Wholesale segment	15,000
Montreal/Toronto/Vancouver, Canada	Administrative offices, showrooms and warehouse facilities used by our North American Wholesale and North American Retail segments	111,000
Florence/Crevalcore, Italy	Administrative offices, showrooms and warehouse used by our Europe segment	176,100
Lugano, Switzerland	Administrative, sales and marketing offices, and showrooms used by our Europe segment	103,600
Barcelona, Spain	Administrative, sales and marketing offices, showrooms and warehouse facilities used by our Europe segment	8,800
Dusseldorf/Munich, Germany	Showrooms used by our Europe segment	14,200
London, U.K.	Showrooms used by our Europe segment	7,800
Paris, France	Administrative office and showrooms used by our Europe segment	13,500
Kowloon, Hong Kong	Administrative offices, showrooms and licensing coordination facilities used primarily by our Asia segment and sourcing offices used by all trading segments	37,700
Seoul, South Korea	Administrative offices and showrooms used by our Asia segment	32,200
Shanghai/Beijing, China	Administrative offices, showrooms and warehouse facility used by our Asia segment	31,800
Taipei, Taiwan	Administrative office used by our Asia segment	2,700

        Our corporate, wholesale and retail headquarters and certain warehouse facilities are located in Los Angeles, California, consisting of four buildings totaling approximately 355,000 square feet. All of these properties are leased by us from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the "Principal Stockholders"), Armand Marciano, their brother and former executive of the Company, and their families pursuant to a lease that expires in July 2020. The total lease payments to these limited partnerships are approximately $0.3 million per month with aggregate minimum lease commitments to these partnerships at January 28, 2012, totaling approximately $28.9 million.

        In addition, the Company, through a wholly-owned Canadian subsidiary, leases warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Principal Stockholders. The lease expires in December 2015. The monthly lease payment is $47,400 Canadian (US$47,300) with aggregate minimum lease commitments through the term of the lease totaling approximately $2.2 million Canadian (US$2.2 million) at January 28, 2012.

        In September 2010, the Company, through a French subsidiary, entered into a lease for a new showroom and office space located in Paris, France with an entity that is owned in part by an affiliate of the Principal Stockholders. This lease allowed the Company, which previously occupied two separate corporate locations in Paris, to consolidate its locations into a single improved and larger space. This lease was amended on June 27, 2011 to reconfigure and increase the size of the leased space, resulting in a $0.1 million increase in the current annual rental amount to $1.1 million per year. The Company took possession of the facility on July 1, 2011 and has an option for early termination at the end of the sixth year. The aggregate minimum lease commitments through the term of the lease total approximately $8.3 million at January 28, 2012.

        See Note 11 to the Consolidated Financial Statements for further information regarding related party transactions.

        Our primary U.S. distribution center is a fully automated leased facility based in Louisville, Kentucky. Distribution of our products in Canada is handled primarily from a leased facility based in Montreal, Quebec. Distribution of our products in Europe is now handled primarily utilizing a single third party distribution center in Piacenza, Italy. Additionally, we utilize several third party operated distribution warehouses in Hong Kong, South Korea and China that service the Asian region.

        We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through September 2031. These facilities, located mainly in North America but with a growing presence in Europe and Asia, had aggregate minimum lease commitments at January 28, 2012 totaling approximately $1.06 billion, excluding related party commitments. In addition, in 2005 we started leasing a building in Florence, Italy for our Italian operations under a capital lease agreement. The capital lease obligation, including build-outs, amounted to $11.9 million as of January 28, 2012.

        The terms of our store and concession leases, excluding renewal options and kick-out clauses, as of January 28, 2012, expire as follows:

	Number of Stores and Concessions
Years Lease Terms Expire	U.S. and Canada	Asia	Europe	Mexico
Fiscal 2013-2015	140	252	59	20
Fiscal 2016-2018	124	8	54	5
Fiscal 2019-2021	162	—	61	—
Fiscal 2022-2024	78	—	10	—
Thereafter	—	—	12	—

	504	260	196	25

        We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations. See Note 12 to the Consolidated Financial Statements for further information regarding current lease obligations.

ITEM 3.    Legal Proceedings.

        On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed against the Company and one of its Italian subsidiaries in the Court of Milan, Italy. On February 14, 2012, the court in the U.S. matter granted the Company's motion for summary judgment with respect to certain of the claims made by the plaintiff. However, summary judgment was not granted for a majority of the claims. A trial date for the remaining U.S. claims is scheduled for March 26, 2012. In its Opinion and Order with respect to the motion for summary judgment, the court indicated that the plaintiff is seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, in each case from all defendants in the aggregate. Although the Company believes that it has a strong position and will continue to vigorously defend these matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company's financial position or results of operations.

        The Company is also involved in various other claims and other matters incidental to the Company's business, the resolution of which is not expected to have a material adverse effect on the Company's financial position or results of operations. No material amounts were accrued as of January 28, 2012 or January 29, 2011 related to any of the Company's legal proceedings.

ITEM 4.    Mine Safety Disclosures.

        Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Since August 8, 1996, the Company's common stock has been listed on the New York Stock Exchange under the symbol 'GES.' The following table sets forth, for the periods indicated, the high and low sales prices per common share of the Company's common stock, and the dividends paid with respect thereto:

	Market Price
			Dividends Paid
	High	Low
Fiscal year ended January 29, 2011
First Quarter Ended May 1, 2010	$50.26	$38.29	$0.16
Second Quarter Ended July 31, 2010	46.61	31.24	0.16
Third Quarter Ended October 30, 2010	43.33	32.32	0.16
Fourth Quarter Ended January 29, 2011	50.95	38.46	2.20
Fiscal year ended January 28, 2012
First Quarter Ended April 30, 2011	$47.52	$37.71	$0.20
Second Quarter Ended July 30, 2011	45.72	38.12	0.20
Third Quarter Ended October 29, 2011	37.86	26.50	0.20
Fourth Quarter Ended January 28, 2012	32.99	26.30	0.20

        On March 19, 2012, the closing sales price per share of the Company's common stock, as reported on the New York Stock Exchange Composite Tape, was $32.62. On March 19, 2012 there were 327 holders of record of the Company's common stock.

        Prior to the initiation of a quarterly dividend on February 12, 2007, the Company had not declared any dividends on our common stock since our initial public offering in 1996. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity. The dividends paid during the fourth quarter ended January 29, 2011 included a special cash dividend of $2.00 per share and a quarterly cash dividend of $0.20 per share. The agreement governing our Credit Facility limits our ability to pay dividends unless immediately after giving effect thereto the aggregate amount of unrestricted cash and cash equivalents held by Guess?, Inc. and its domestic subsidiaries is at least $50 million. At January 28, 2012, Guess?, Inc. and its domestic subsidiaries had approximately $249.2 million in unrestricted cash and cash equivalents, as defined by the credit agreement.

Performance Graph

        The Stock Price Performance Graph below compares the cumulative stockholder return of the Company with that of the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index) over the five fiscal year period beginning February 3, 2007. The return on investment is calculated based on an investment of $100 on February 3, 2007, with dividends, if any, reinvested. Past performance is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR TOTAL RETURN
AMONG GUESS?, INC.,
S&P 500 INDEX AND S&P 1500 APPAREL RETAIL INDEX

Period Ending

Company/Market/Peer Group	2/3/2007	2/2/2008	1/31/2009	1/30/2010	1/29/2011	1/28/2012
Guess?, Inc.	$100.00	$103.75	$45.24	$113.39	$127.40	$90.68
S&P 1500 Apparel Retail Index	$100.00	$81.39	$41.93	$81.12	$104.26	$130.48
S&P 500 Index	$100.00	$98.17	$59.52	$79.24	$96.09	$101.21

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

Share Repurchase Program

        The Company's share repurchases during each fiscal month of the fourth quarter of fiscal 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 30, 2011 to November 26, 2011
Repurchase program(1)	—	—	—	$250,000,000
Employee transactions(2)	672	$31.12
November 27, 2011 to December 31, 2011
Repurchase program(1)	2,837,780	$28.52	2,837,780	$169,062,099
Employee transactions(2)	40,246	$29.81
January 1, 2012 to January 28, 2012
Repurchase program(1)	378,734	$29.21	378,734	$157,999,277
Employee transactions(2)	183	$30.64

Total
Repurchase program(1)	3,216,514	$28.60	3,216,514
Employee transactions(2)	41,101	$29.84

(1)
On March 14, 2011, the Company's Board of Directors terminated the previously authorized 2008 Share Repurchase Program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250.0 million of the Company's common stock (the "2011 Share Repurchase Program"). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice.

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

	Year Ended(1)
	Jan. 28, 2012	Jan. 29, 2011	Jan. 30, 2010	Jan. 31, 2009	Feb. 2, 2008
	(in thousands, except per share data)
Statement of income data:
Net revenue	$2,688,048	$2,487,294	$2,128,466	$2,093,390	$1,749,916
Earnings from operations	397,235	404,633	358,816	328,787	309,139
Income taxes	128,691	126,874	115,599	103,784	124,099
Net earnings attributable to Guess?, Inc.	265,500	289,508	242,761	213,562	186,472
Net earnings per common share attributable to common stockholders:
Basic(2)	$2.88	$3.14	$2.63	$2.27	$1.99
Diluted(2)	$2.86	$3.11	$2.61	$2.25	$1.96
Dividends declared per common share	$0.80	$2.68	$0.45	$0.36	$0.28
Weighted average shares outstanding—basic(2)	91,553	91,410	90,893	92,561	92,307
Weighted average shares outstanding—diluted(2)	91,948	92,115	91,592	93,258	93,518

	Jan. 28, 2012	Jan. 29, 2011	Jan. 30, 2010	Jan. 31, 2009	Feb. 2, 2008
Balance sheet data:
Working capital	$841,446	$732,564	$781,410	$558,305	$432,583
Total assets	1,844,475	1,685,804	1,531,249	1,246,566	1,186,228
Borrowings and capital lease, excluding current installments	10,206	12,218	14,137	14,586	18,724
Stockholders' equity	1,194,265	1,066,194	1,026,343	775,454	652,913

(1)
The Company operates on a 52-53 week fiscal year calendar, which ends, on the Saturday nearest January 31 of each year.

(2)
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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        Unless the context indicates otherwise, when we refer to "we," "us," "our" or the "Company" in this Form 10-K, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.

Business Segments

        The Company's businesses are grouped into five reportable segments for management and internal financial reporting purposes: Europe, North American Retail, Asia, North American Wholesale and Licensing. Information relating to these segments is summarized in Note 15 to the Consolidated Financial Statements. Management evaluates segment performance based primarily on revenues and earnings from operations. The Company believes this segment reporting reflects how its five business segments are managed and each segment's performance is evaluated. The Europe segment includes the Company's wholesale and retail operations in Europe and the Middle East. The North American Retail segment includes the Company's retail operations in North America. The Asia segment includes the Company's wholesale and retail operations in Asia. The North American Wholesale segment includes the Company's wholesale operations in North America and export sales to Central and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

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

        The Company anticipates that inflationary pressures on raw materials, labor, freight and other commodities including oil, experienced in fiscal 2012 may stabilize in the future but continue to negatively impact the cost of product purchases in fiscal 2013, particularly in the first half of the fiscal year. Although overall, the Company has been able to mitigate the impact of product inflation through reduced promotional markdowns, price increases on select items and supply chain initiatives, there can be no assurances that these actions will continue to be successful. In addition, increased retail prices could lead to reduced customer demand.

        We also continue to experience significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During fiscal 2012, the average U.S. dollar rate was weaker against these currencies versus the average rate in the comparable prior-year period. This had an overall positive impact on the translation of our international revenues and earnings for the year ended January 28, 2012 compared to the prior fiscal year.

        In addition, some of our transactions that occur in Europe, Canada and South Korea are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when converted to their functional currencies. These transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound intercompany liabilities and certain sales, operating expenses and tax liabilities denominated in Swiss francs. Fluctuations in exchange rates can impact the profitability of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. The Company enters into derivative financial instruments to offset some but not all of the exchange risk on certain foreign currency transactions. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules. Based on fluctuations in currency rates during fiscal 2012, the Company's results were favorably impacted by the net revaluation of our foreign currency contracts and balances and resulted in a net revaluation gain recorded in other income during fiscal 2012. Continued volatility in the global currency markets could result in further revaluation gains or losses in future periods.

Long-Term Growth Strategy

        Despite the difficult economic conditions described above, our key long-term strategies remain unchanged. Global expansion continues to be the cornerstone of our long-term growth strategy. Our combined revenues outside of the U.S. and Canada represented approximately half of the total Company's revenues in fiscal 2012, compared to one-fifth in fiscal 2005. We expect to continue to expand in both our existing European and Asian markets. At the same time, we plan to develop markets in emerging countries like China, Brazil, Russia and India and expand our G by GUESS concept both domestically and internationally. Our goal is also to drive growth by enhancing the productivity of our existing operations.

        Expanding our retail business across the globe is key to executing on our global growth strategy. We see opportunities to increase the number of GUESS? branded retail stores in Europe and Asia. In North America and South Korea, we also see store growth opportunities with our G by GUESS concept. We will continue to regularly assess and implement initiatives that we believe will build brand equity, grow our business and enhance long-term profitability in each region, including investing in advertising and marketing programs to build awareness and drive customer traffic to our stores and websites.

        In Europe, over the long-term, we will continue to focus on developing new markets in Northern and Eastern Europe where our brand is well known but still under-penetrated and expand on our success in Western and Southern Europe. In fiscal 2012, we have made significant progress on developing important European markets such as Germany, Russia, Portugal and the Netherlands. We have flagship stores in key cities such as Paris, Barcelona, Dusseldorf, London and Milan. Together with our licensee partners, we opened 120 stores during fiscal 2012 and we plan to continue our international expansion in Europe by opening approximately 90 retail stores in fiscal 2013, about one third of which will be operated directly by us.

        Our North American Retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the productivity and performance of existing stores. We will continue to emphasize our newer G by GUESS store concept and our e-commerce channel. During fiscal 2012, we opened 37 retail stores and we currently plan to open approximately 35 retail stores across all concepts in the U.S. and Canada during fiscal 2013, with roughly half under the G by GUESS brand. In addition, we plan to remodel key existing locations as part of the roll-out of our new store designs. In February 2011, we opened our largest flagship store in the world in New York City with over 13,000 square feet.

        We see significant market opportunities in Asia and we are dedicating capital and human resources to support the region's growth and development. We and our partners opened flagship stores in key cities such as Seoul, Shanghai, Hong Kong, Macau, Taipei and Beijing and we have partnered with licensees to develop our business in the second tier cities in this region. During fiscal 2012, we also launched our newer G by GUESS store concept in South Korea where we have 47 locations as of January 28, 2012. Our strategy in South Korea, with a combined 283 stores and concessions at January 28, 2012, is to continue to improve productivity and expand distribution for both our GUESS? and G by GUESS branded locations. We and our partners opened 89 stores and 107 concessions during fiscal 2012 across all of Asia and plan to open between 140 and 150 retail stores and concessions combined across all concepts in Asia during fiscal 2013.

        The Company's investments in capital for the full fiscal year 2013 are planned between $130 million and $145 million (after deducting estimated lease incentives of approximately $10 million). The planned investments in capital are primarily for expansion of our retail businesses in North America and Europe and store remodeling programs in North America.

Other

        The Company reports National Retail Federation ("NRF") calendar comparable store sales on a quarterly basis for our stores in the U.S. and Canada. A store is considered comparable after it has been open for 13 full months. If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store is removed from the comparable store base until it has been opened at its new size, in its new location or under its new concept for 13 full months.

Executive Summary

The Company

        Net earnings attributable to Guess?, Inc. decreased 8.3% to $265.5 million, or diluted earnings of $2.86 per common share, for the year ended January 28, 2012, compared to net earnings attributable to Guess?, Inc. of $289.5 million, or diluted earnings of $3.11 per common share, for the year ended January 29, 2011. In fiscal 2012, the Company recorded a pre-tax settlement charge of $19.5 million (or $17.6 million after considering a $1.9 million reduction to income tax as a result of the charge), or $0.19 per share. The charge related to a settlement agreement with one of the Company's third party logistics service providers in Europe to facilitate the transition to a new service provider. Adjusted diluted earnings, excluding the settlement charge, were $3.05 per common share for the year ended January 28, 2012. The fiscal 2011 results included a benefit to revenues related to a revision in the estimated liability from the Company's loyalty program of $6.7 million before taxes, or $0.05 per diluted share. References to financial results excluding the impact of the settlement charge are non-GAAP measures and are addressed below under "Non-GAAP Measures."

        Highlights of the Company's performance for the year ended January 28, 2012 compared to the prior year are presented below, followed by a more comprehensive discussion under "Results of Operations":

  •
  Total net revenue increased 8.1% to $2.69 billion for the year ended January 28, 2012, from $2.49 billion in the prior year. All of our segments contributed to the revenue growth. In constant U.S. dollars, revenues increased by 5.5%.

  •
  Gross margin (gross profit as a percentage of total net revenues) declined 50 basis points to 43.3% for the year ended January 28, 2012, compared to 43.8% in the prior year, due to a higher occupancy rate partially offset by higher overall product margins.

  •
  Selling, general and administrative ("SG&A") expenses increased 9.8% to $746.3 million for the year ended January 28, 2012, compared to $679.8 million in the prior year. SG&A expenses as a percentage of revenues ("SG&A rate") increased by 50 basis points to 27.8% for the year ended January 28, 2012, compared to 27.3% in the prior year.

  •
  In addition to SG&A expenses described above, the Company recorded the $19.5 million settlement charge and a $1.2 million pre-tax supplemental executive retirement plan ("SERP") curtailment expense during fiscal 2012. In fiscal 2011, the Company recorded a $5.8 million pre-tax SERP curtailment expense.

  •
  Earnings from operations decreased 1.8% to $397.2 million for the year ended January 28, 2012, compared to $404.6 million in the prior year. Operating margin declined 150 basis points to 14.8% for the year ended January 28, 2012, compared to 16.3% in the prior year. The settlement charge negatively impacted the operating margin in fiscal 2012 by 70 basis points.

  •
  Other income, net, (including interest income and expense) totaled $2.1 million for the year ended January 28, 2012, compared to other income, net, of $16.7 million in the prior year.

  •
  The effective income tax rate increased 210 basis points to 32.2% for the year ended January 28, 2012, compared to 30.1% in the prior year.

  •
  The Company had $491.8 million in cash and cash equivalents as of January 28, 2012, up $64.8 million, compared to $427.0 million as of January 29, 2011. The Company invested $92.0 million to repurchase approximately 3.2 million shares of its common stock during the fourth quarter of fiscal 2012.

  •
  Accounts receivable, which relates primarily to the Company's wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia, decreased by $17.9 million, or 5.0%, to $340.6 million at January 28, 2012, compared to $358.5 million at January 29, 2011. On a constant dollar basis, accounts receivable decreased $9.7 million, or 2.7%.

  •
  Inventory increased by $33.9 million, or 11.5%, to $328.6 million as of January 28, 2012, compared to $294.7 million as of January 29, 2011. When measured in terms of finished goods units, inventory volumes increased by 15.0% as of January 28, 2012, when compared to January 29, 2011.

Europe

        In Europe, revenue increased by $90.6 million, or 9.8%, to $1.01 billion for the year ended January 28, 2012, compared to $920.3 million in the prior year. In local currency, revenues increased by 4.7% over the same comparable period. The increase in reported revenues was driven by expansion of our directly operated retail stores (where comparable store sales declined) and the favorable currency translation impact resulting from fluctuations in foreign currency rates. This was partially offset by lower net revenues from our European wholesale businesses where higher apparel sales were more than offset by a decline in handbag and jewelry sales. At January 28, 2012, we directly operated 179 stores in Europe compared to 141 stores at January 29, 2011, excluding concessions, which represents a 27.0% increase over the prior year.

        Earnings from operations from our Europe segment decreased by $26.3 million, or 13.6%, to $167.0 million for the year ended January 28, 2012, compared to $193.3 million in the prior year. The decline includes the impact of the $19.5 million settlement charge. Operating margin declined 450 basis points to 16.5% for the year ended January 28, 2012, compared to 21.0% for the prior year. In addition to the settlement charge, the decline was also driven by a higher occupancy rate, lower wholesale jewelry shipments and higher selling and distribution costs, partially offset by higher product margins as we continue to grow our retail business.

North American Retail

        Our North American Retail segment, comprising North American full-price retail stores, factory outlet stores and e-commerce, increased revenues by $47.7 million, or 4.5%, to $1.12 billion compared to $1.07 billion in the prior year. The increase was driven primarily by a larger store base, partially offset by negative comparable store sales of 3.5% for our combined U.S. and Canadian stores (negative 4.1% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores). In fiscal 2012, we opened 37 new stores in the U.S. and Canada and closed 14 stores. At January 28, 2012, we directly operated 504 stores in the U.S. and Canada compared to 481 stores as of January 29, 2011.

        North American Retail earnings from operations increased by $10.6 million, or 8.6%, to $133.2 million for the year ended January 28, 2012, compared to $122.6 million in the prior year. Operating margin improved by 40 basis points to 11.9% for the year ended January 28, 2012, compared to 11.5% for the year ended January 29, 2011, driven by higher product margins and a lower SG&A rate. The product margin improvement resulted from lower markdowns and selective price increases, partially offset by the negative impact of product cost inflation. The lower SG&A rate was driven mainly by the leveraging of store selling expenses. These increases were partially offset by occupancy deleverage, given the negative comparable store sales, and the prior year positive revenue impact of the revision in the estimated liability from the Company's loyalty program.

Asia

        In Asia, revenue increased by $49.8 million, or 24.8%, to $250.7 million for the year ended January 28, 2012, compared to $200.9 million in the prior year. In constant dollars, net revenues increased by 21.2% over the prior year. All of our Asian businesses contributed to this growth, led by our South Korea and Greater China businesses. We continued to expand our operations in the region, where we and our partners opened 89 stores and 107 concessions during the year ended January 28, 2012.

        Earnings from operations from our Asia segment decreased slightly to $28.5 million for the year ended January 28, 2012, compared to $28.6 million in the prior year. Operating margin declined 290 basis points to 11.4% for the year ended January 28, 2012, compared to 14.3% for the prior year. The decrease was driven by a higher SG&A rate due to a larger store base and higher infrastructure investments to support our future growth in this region. In addition, gross margins were lower mainly due to higher promotional sales and channel mix in South Korea.

North American Wholesale

        Our North American Wholesale segment revenue increased by $6.4 million, or 3.5%, to $187.4 million for the year ended January 28, 2012, from $181.0 million in the prior year. In constant dollars, net revenues increased by 2.4%. During the year ended January 28, 2012, higher revenues from our Canadian and Mexican wholesale businesses were partially offset by lower revenues in our U.S. wholesale business.

        North American Wholesale earnings from operations increased by $1.0 million, or 2.2%, to $47.2 million for the year ended January 28, 2012, compared to $46.2 million in the prior year. Operating margin decreased by 30 basis points to 25.2% for the year ended January 28, 2012, compared to 25.5% for the year ended January 29, 2011, due primarily to increased distribution costs.

Licensing

        Our Licensing royalty revenues increased by $6.2 million, or 5.4%, to $121.4 million compared to $115.2 million in the prior year, driven by royalties from higher sales in our footwear, eyewear and watches categories, partially offset by lower sales in handbags. Earnings from operations increased by $4.4 million to $108.6 million for the year ended January 28, 2012, compared to $104.2 million for the year ended January 29, 2011.

Corporate Overhead

        Corporate overhead expenses decreased by $3.0 million, or 3.3%, to $87.2 million for the year ended January 28, 2012, from $90.2 million in the prior year. The decrease was due primarily to the net impact of higher curtailment expense recorded in the prior year.

Global Store Count

        In fiscal 2012, together with our partners, we opened 261 new stores worldwide, consisting of 120 stores in Europe and the Middle East, 89 stores in Asia, 37 stores in the U.S. and Canada and 15 stores in Central and South America. Together with our partners we closed 75 stores worldwide, including 33 stores in Europe and the Middle East, 23 stores in Asia, 14 stores in the U.S. and Canada and five stores in Central and South America.

        We ended fiscal 2012 with 1,559 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	504	504	—
Europe and the Middle East	561	179	382
Asia	423	47	376
Other	71	25	46

Total	1,559	755	804

        This store count does not include 349 concessions located primarily in South Korea and Greater China because of their smaller store size in relation to our standard international store size. Of the total 1,559 stores, 1,067 were GUESS? stores, 302 were GUESS? Accessories stores, 100 were GUESS by MARCIANO stores and 90 were G by GUESS stores.

Critical Accounting Policies and Estimates

        The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an ongoing basis including those related to the valuation of inventories, accounts receivable allowances, sales return allowances, loyalty and gift card accruals, the useful life of assets for depreciation, restructuring expense and accruals, evaluation of asset impairment, recoverability of deferred taxes, unrecognized tax benefits, workers compensation and medical self-insurance expense and accruals, litigation reserves, pension obligations and share-based compensation.

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

  Sales Returns Reserves

        The Company accrues for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and reduces sales and cost of sales accordingly based on historical return experience. The Company's policy allows retail customers in certain regions a grace period to return merchandise following the date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise.

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

  Litigation Reserves

        Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the results of operations and financial position.

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

        In addition, the Company has granted certain nonvested stock awards and stock options in the past that require the recipient to achieve certain minimum performance targets in order for these awards to vest. If the minimum performance targets have not been achieved or are not expected to be achieved, no expense is recorded during the period.

  Income Taxes

        The Company adopted authoritative guidance in January 2007, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Guidance was also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of this guidance did not have a material impact on the Company's financial position and results of operations. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As required under applicable accounting rules, the Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, could incur as a result of the ultimate resolution of tax audits ("uncertain tax positions"). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events. The results of operations and financial position for future periods could be impacted by changes in assumptions or resolutions of tax audits.

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

        The Company's objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British pounds or Swiss francs and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound intercompany liabilities. In addition, certain sales, operating expenses and tax liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in cost of product sales, SG&A or other income and expenses in the period which approximates the time the hedged merchandise inventory is sold or the hedged operating expense and hedged intercompany liability is incurred.

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

  Loyalty Programs

        The Company launched customer loyalty programs for its G by GUESS, GUESS? and GUESS by MARCIANO stores in July 2009, August 2008 and September 2007, respectively. The GUESS? and GUESS by MARCIANO loyalty programs were merged in May 2009. Under the programs, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. In all of the programs, unredeemed points generally expire after six months and unredeemed awards generally expire after two months. Due to the relative newness of the programs, prior to fiscal 2011, all unexpired, unredeemed points and awards were accrued in current liabilities and recorded as a reduction of net sales as points and awards were accumulated by the member. In fiscal 2011, based on the accumulation of multiple cycles of actual redemptions experienced since inception of the programs, the Company revised its approach to estimate the value of future award redemptions under the existing loyalty program by incorporating historical redemption rates. In connection with this revision, the Company recorded a cumulative adjustment of $6.7 million in fiscal 2011 to increase net revenue and to adjust the current liability balance to an amount reflecting estimated future award redemptions. This adjustment had a favorable impact of $0.05 per share. The aggregate dollar value of the loyalty program accruals included in accrued liabilities was $2.3 million and $2.7 million at January 28, 2012 and January 29, 2011, respectively. Future revisions to the estimated liability may result in changes to net revenue.

RESULTS OF OPERATIONS

        The following table sets forth actual operating results for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 as a percentage of net revenue:

	Year Ended
	Jan. 28, 2012	Jan. 29, 2011	Jan. 30, 2010
Product sales	95.5%	95.4%	95.4%
Net royalties	4.5	4.6	4.6

Net revenue	100.0	100.0	100.0
Cost of product sales	56.7	56.2	55.8

Gross profit	43.3	43.8	44.2
Selling, general and administrative expenses	27.8	27.3	27.3
Settlement charge	0.7	—	—
Pension curtailment expense	0.0	0.2	—

Earnings from operations	14.8	16.3	16.9
Interest expense	(0.1)	(0.1)	(0.1)
Interest income	0.2	0.1	0.1
Other income, net	0.0	0.6	0.1

Earnings before income taxes	14.9	16.9	17.0
Income taxes	4.8	5.1	5.4

Net earnings	10.1	11.8	11.6
Net earnings attributable to noncontrolling interests	0.2	0.2	0.2

Net earnings attributable to Guess?, Inc.	9.9%	11.6%	11.4%

Year Ended January 28, 2012 Compared to Year Ended January 29, 2011

 NET REVENUE.    Net revenue for the year ended January 28, 2012 increased by $200.7 million, or 8.1%, to $2.69 billion from $2.49 billion for the year ended January 29, 2011. All of our segments contributed to the revenue growth. In constant U.S. dollars, revenues increased by 5.5% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $65.2 million compared to the same prior-year period.

        Net revenue from our Europe operations increased by $90.6 million, or 9.8%, to $1.01 billion for the year ended January 28, 2012, from $920.3 million for the year ended January 29, 2011. In local currency, revenues increased by 4.7% over the same comparable period. The increase in reported revenues was driven by expansion of our directly operated retail stores (where comparable store sales declined) and the favorable currency translation impact resulting from fluctuations in foreign currency rates. This was partially offset by lower net revenues from our European wholesale businesses, where higher apparel sales were more than offset by a decline in handbag and jewelry sales. At January 28, 2012, we directly operated 179 stores in Europe compared to 141 stores at January 29, 2011, excluding concessions, which represents a 27.0% increase over the prior year. Shipments in our existing wholesale business were unfavorably impacted in the first quarter of fiscal 2012 by the earlier spring product deliveries that benefitted the fourth quarter of fiscal 2011. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $48.9 million.

        Net revenue from our North American Retail operations increased by $47.7 million, or 4.5%, to $1.12 billion for the year ended January 28, 2012, from $1.07 billion for the year ended January 29, 2011. The increase was due primarily to a larger store base, partially offset by negative comparable store sales of 3.5% for our combined U.S. and Canadian stores (negative 4.1% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores). The store base increased by an average of 38 net additional stores during the year ended January 28, 2012 compared to the prior year, resulting in a net 8.5% increase in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores favorably impacted net revenue in our North American Retail segment by $7.1 million.

        Net revenue from our Asia operations increased by $49.8 million, or 24.8%, to $250.7 million for the year ended January 28, 2012, from $200.9 million for the year ended January 29, 2011. In constant dollars, net revenue increased by 21.2%. We continued to grow our Asia business, where we and our partners opened 89 stores and 107 concessions during the year ended January 28, 2012. All of our Asian businesses contributed to this growth, driven by our South Korea and Greater China businesses, with stronger existing door performance and a greater number of doors compared to the prior year. Currency translation fluctuations relating to our Asia operations favorably impacted net revenue in our Asia segment by $7.2 million.

        Net revenue from our North American Wholesale operations increased by $6.4 million, or 3.5%, to $187.4 million for the year ended January 28, 2012, from $181.0 million for the year ended January 29, 2011. In constant dollars, net revenues increased by 2.4%. This increase was driven by higher revenues in our Canadian and Mexican wholesale businesses. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue in our North American Wholesale segment by $2.0 million.

        Net royalty revenue from Licensing operations increased by $6.2 million, or 5.4%, to $121.4 million for the year ended January 28, 2012, from $115.2 million for the year ended January 29, 2011. This increase was driven by royalties on higher sales in our footwear, eyewear and watches categories, partially offset by lower sales in handbags.

 GROSS PROFIT.    Gross profit increased by $74.1 million, or 6.8%, to $1.16 billion for the year ended January 28, 2012, from $1.09 billion for the year ended January 29, 2011 due to the growth in revenue which included the favorable impact of currency translation and improved product margins, partially offset by higher occupancy costs. All segments contributed to the growth in gross profit.

        Gross margin declined 50 basis points to 43.3% for the year ended January 28, 2012, from 43.8% for the year ended January 29, 2011. While the overall product margins improved in the year ended January 28, 2012 as a result of lower markdowns in North American Retail and the greater mix of retail in Europe, this was more than offset by the higher occupancy rate driven by negative comparable store sales in North America and Europe as well as retail expansion in Europe.

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

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    SG&A expenses increased by $66.5 million, or 9.8%, to $746.3 million for the year ended January 28, 2012, from $679.8 million for the year ended January 29, 2011. The increase in SG&A expenses, which included the unfavorable impact of currency translation, was due to higher selling and distribution expenses in Europe, higher store selling expenses in Europe and Asia and higher global advertising expenses. These increases were partially offset by lower performance-based compensation expenses.

        The Company's SG&A rate increased by 50 basis points to 27.8% for the year ended January 28, 2012, compared to 27.3% in the prior year. The SG&A rate was negatively impacted by lower international jewelry shipments and higher selling and distribution costs in Europe, partially offset by lower performance-based compensation expenses and improved store selling expense management in our North American Retail segment.

 SETTLEMENT CHARGE.    During fiscal 2012, we experienced a temporary disruption with one of our third party logistics service providers in Europe and subsequently entered into a settlement agreement with this service provider to facilitate a transition to a new service provider. As a result, the Company recorded a $19.5 million settlement charge related to amounts paid in connection with this agreement.

 PENSION CURTAILMENT EXPENSE.    During the year ended January 28, 2012, the Company recorded a SERP curtailment expense of $1.2 million before taxes related to the accelerated amortization of prior service cost resulting from the retirement of Maurice Marciano as an employee and executive officer, effective upon the expiration of his employment agreement on January 28, 2012. Mr. Maurice Marciano did not receive or earn any additional SERP-related benefits in connection with his retirement and, as of the date of his retirement, ceased vesting or accruing any additional benefits under the terms of the SERP. During the year ended January 29, 2011, the Company recorded a SERP curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Carlos Alberini, the Company's former President and Chief Operating Officer. Mr. Alberini did not receive any termination payments in connection with his departure and, as of the date of his departure, he ceased vesting or accruing any additional benefits under the terms of the SERP. Mr. Maurice Marciano's retirement and Mr. Alberini's departure each resulted in a significant reduction in the total expected remaining years of future service of all SERP participants combined, resulting in the pension curtailment during each of the separate periods.

 EARNINGS FROM OPERATIONS.    Earnings from operations decreased by $7.4 million, or 1.8%, to $397.2 million for the year ended January 28, 2012, from $404.6 million for the year ended January 29,

2011. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $9.6 million. The change in earnings from operations by segment are as follows:

  •
  Earnings from operations for the Europe segment decreased $26.3 million to $167.0 million for the year ended January 28, 2012, compared to $193.3 million for the year ended January 29, 2011. The decline resulted from the $19.5 million settlement charge, lower wholesale jewelry and handbag shipments and higher selling and distribution costs. These decreases were partially offset by the higher profits from the growth in retail stores, net of higher occupancy costs, and improvement in product margins. Currency translation fluctuations favorably impacted earnings from operations by $7.5 million.

  •
  Earnings from operations for the North American Retail segment increased by $10.6 million to $133.2 million for the year ended January 28, 2012, compared to $122.6 million for the year ended January 29, 2011. The increase reflects the impact of improved product margins, better expense management in the stores and profits from new stores, partially offset by the impact on profits from negative comparable store sales and the prior year positive revenue impact of the revision in the estimated liability from the Company's loyalty program.

  •
  Earnings from operations for the Asia segment decreased slightly to $28.5 million for the year ended January 28, 2012, compared to $28.6 million for the year ended January 29, 2011. The favorable impact to earnings from higher sales was offset by higher occupancy and store selling costs due to a larger retail store base, lower product margins and other infrastructure investments in SG&A to support our future growth in the region.

  •
  Earnings from operations for the North American Wholesale segment increased by $1.0 million to $47.2 million for the year ended January 28, 2012, compared to $46.2 million for the year ended January 29, 2011. The favorable impact to earnings from sales growth was partially offset by higher SG&A expenses, mainly due to increased distribution costs.

  •
  Earnings from operations for the Licensing segment increased by $4.4 million to $108.6 million for the year ended January 28, 2012, compared to $104.2 million for the year ended January 29, 2011. The increase was driven by increased royalties due to higher sales partially offset by higher advertising expenses.

  •
  Unallocated corporate overhead decreased by $3.0 million to $87.2 million for the year ended January 28, 2012, compared to $90.2 million for the year ended January 29, 2011. The decrease was due primarily to the net impact of the higher curtailment expense recorded in the prior year.

        Operating margin declined 150 basis points to 14.8% for the year ended January 28, 2012, compared to 16.3% for the year ended January 29, 2011. Operating margin was negatively impacted by a higher overall occupancy rate, the settlement charge and a higher SG&A rate, partially offset by an improvement in product margins.

 INTEREST EXPENSE AND INTEREST INCOME.    Interest expense increased to $2.0 million for the year ended January 28, 2012, compared to $1.2 million for the year ended January 29, 2011. Interest expense includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges. At January 28, 2012, total borrowings, related primarily to our capital lease in Europe, were $12.2 million, compared to $14.4 million at January 29, 2011. The average debt balance for the year ended January 28, 2012, was $13.6 million, versus an average debt balance of $14.7 million for the year ended January 29, 2011. Interest income increased to $3.1 million for the year ended January 28, 2012, compared to $1.6 million for the year ended January 29, 2011, due to higher interest rates on invested cash, partially offset by lower average invested cash balances as a result of the special dividend in the fourth quarter of the prior year.

 OTHER INCOME, NET.    Other income, net, was $1.0 million for the year ended January 28, 2012, compared to other income, net, of $16.4 million for the year ended January 29, 2011. Other income, net, in the year ended January 28, 2012 consisted primarily of net unrealized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances. Other income, net, in the year ended January 29, 2011 consisted primarily of net unrealized mark-to-market revaluation gains on other foreign currency balances and foreign currency contracts and net unrealized gains on non-operating assets.

 INCOME TAXES.    Income tax expense for the year ended January 28, 2012 was $128.7 million, or a 32.2% effective tax rate, compared to income tax expense of $126.9 million, or a 30.1% effective tax rate, for the year ended January 29, 2011. The increase in the effective tax rate in the year ended January 28, 2012 was due in part to the settlement charge recorded in fiscal 2012, which unfavorably impacted the mix of taxable income among the Company's tax jurisdictions and increased the effective tax rate by 100 basis points. The effective tax rate was also negatively impacted by a larger mix of taxable income in higher tax jurisdictions compared to the prior year.

 NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS.    Net earnings attributable to noncontrolling interests in subsidiaries for the year ended January 28, 2012 was $5.2 million, net of taxes, compared to $5.0 million, net of taxes, for the year ended January 29, 2011. The increase was due to higher earnings in our majority-owned Mexican subsidiary, partially offset by lower earnings from our majority-owned European subsidiaries.

 NET EARNINGS ATTRIBUTABLE TO GUESS?, INC.    Net earnings attributable to Guess?, Inc. decreased by $24.0 million, or 8.3%, to $265.5 million for the year ended January 28, 2012, from $289.5 million for the year ended January 29, 2011. Diluted earnings per common share decreased to $2.86 per share for the year ended January 28, 2012, compared to $3.11 per share for the year ended January 29, 2011. The results for the year ended January 28, 2012 included the $0.19 per share settlement charge. Adjusted diluted earnings, excluding the settlement charge, was $3.05 per common share for the year ended January 28, 2012. References to financial results excluding the impact of the settlement charge are non-GAAP measures and are addressed below under "Non-GAAP Measures."

Year Ended January 29, 2011 Compared to Year Ended January 30, 2010

 NET REVENUE.    Net revenue for the year ended January 29, 2011 increased by $358.8 million, or 16.9%, to $2.49 billion, from $2.13 billion for the year ended January 30, 2010. Revenues increased in all our segments and our international business drove the majority of our revenue growth. On a combined basis, our Europe and Asia segments represented 63.2% of the revenue increase. In constant U.S. dollars, revenues increased by 18.2% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $28.1 million compared to the prior year.

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

        Net revenue from our North American Retail operations increased by $86.0 million, or 8.7%, to $1.07 billion for the year ended January 29, 2011, from $983.9 million for the year ended January 30, 2010. This increase was due primarily to a larger store base, positive comparable store sales of 2.9% (1.1% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores) and a $6.7 million increase to revenues related to a revision in the estimated liability from the Company's loyalty program. The store base increased by an average of 22 net additional stores during the year ended January 29, 2011 compared to the prior year, resulting in a net 4.4% increase in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores favorably impacted net revenue in our North American Retail segment by $19.3 million.

        Net revenue from our Asia operations increased by $53.6 million, or 36.4%, to $200.9 million for the year ended January 29, 2011, from $147.3 million for the year ended January 30, 2010. We continued to grow our Asia business, where we, along with our partners, opened 43 stores and 80 concessions during the year ended January 29, 2011. Our South Korea business continued to drive the growth in this region with a greater number of doors compared to the same prior-year period and stronger existing door performance. Our Greater China business also increased revenues as we continue to develop our business in this region in both first and second tier cities. Currency translation fluctuations relating to our South Korea business favorably impacted net revenue in our Asia segment by $9.8 million.

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

 GROSS PROFIT.    Gross profit increased by $148.7 million, or 15.8%, to $1.09 billion for the year ended January 29, 2011, from $941.5 million for the year ended January 30, 2010 due to the growth in revenue, partially offset by higher occupancy costs. While all segments contributed to the growth, the largest increase in gross profit came from our Europe segment.

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

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    SG&A expenses increased by $97.1 million, or 16.7%, to $679.8 million for the year ended January 29, 2011, from $582.7 million for the year ended January 30, 2010. The increase was driven by higher expenses and infrastructure costs to support our global retail expansion, higher volume driven expenses and higher marketing investments to enhance our brand's awareness around the world. The Company's SG&A rate remained flat at 27.3% for the year ended January 29, 2011 compared to the prior year.

 PENSION CURTAILMENT EXPENSE.    In fiscal 2011, the Company recorded a SERP curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Carlos Alberini, the Company's former President and Chief Operating Officer. Mr. Alberini did not receive any termination payments in connection with his departure and, as of the date of his departure, he ceased vesting or accruing any additional benefits under the terms of the SERP. Mr. Alberini's departure resulted in a significant reduction in the total expected remaining years of future service of all SERP participants combined, resulting in the pension curtailment.

 EARNINGS FROM OPERATIONS.    Earnings from operations increased by $45.8 million, or 12.8%, to $404.6 million for the year ended January 29, 2011, from $358.8 million for the year ended January 30, 2010. The increase in earnings from operations resulted primarily from the following:

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

  •
  Unallocated corporate overhead increased by $5.9 million to $90.2 million for the year ended January 29, 2011, compared to $84.3 million for the year ended January 30, 2010. The increase was driven primarily by the pension curtailment expense.

        Operating margin decreased 60 basis points to 16.3% for the year ended January 29, 2011, compared to 16.9% for the year ended January 30, 2010. The operating margin decrease was due primarily to the overall lower gross margins.

 INTEREST EXPENSE AND INTEREST INCOME.    Interest expense decreased to $1.2 million for the year ended January 29, 2011, compared to $2.2 million for the year ended January 30, 2010. At January 29, 2011, total borrowings, related primarily to our capital lease in Europe, was $14.4 million, compared to $16.5 million at January 30, 2010. The decrease was due to lower average debt balances in Europe. The average debt balance for the year ended January 29, 2011, was $14.7 million, versus an average debt balance of $42.5 million for the year ended January 30, 2010, which included the use of certain lines of credit during the prior year. Interest income decreased slightly to $1.6 million for the year ended January 29, 2011, compared to $1.7 million for the year ended January 30, 2010.

 OTHER INCOME, NET.    Other income, net, was $16.4 million for the year ended January 29, 2011, compared to other income, net, of $3.6 million for the year ended January 30, 2010. Other income, net, in the year ended January 29, 2011 consisted primarily of net unrealized mark-to-market revaluation gains on other foreign currency balances and foreign currency contracts and net unrealized gains on non-operating assets. Other income, net, for the year ended January 30, 2010 resulted primarily from net unrealized gains on non-operating assets, partially offset by net unrealized mark-to-market revaluation losses on other foreign currency balances and foreign currency contracts.

 INCOME TAXES.    Income tax expense for the year ended January 29, 2011 was $126.9 million, or a 30.1% effective tax rate, compared to income tax expense of $115.6 million, or a 31.9% effective tax rate, for the year ended January 30, 2010. The lower tax rate in the current year was due primarily to a larger mix of taxable income in lower tax jurisdictions in fiscal 2011.

 NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS.    Net earnings attributable to noncontrolling interests in subsidiaries for the year ended January 29, 2011 was $5.0 million, net of taxes, as compared to $3.6 million, net of taxes, for the year ended January 30, 2010. The increase was due to higher earnings from our Mexico operations.

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

NON-GAAP MEASURES

        The Company's reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share for the year ended January 28, 2012 reflect the impact of a settlement charge which affects the comparability of those reported results. Those financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of this item. The Company believes that these "non-GAAP" or "adjusted" financial measures are useful as an additional means for investors to evaluate the Company's operating results when reviewed in conjunction with the Company's GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company's reported GAAP results.

        The adjusted measures exclude the impact of a settlement charge incurred during the year ended January 28, 2012. Near the end of the second quarter of fiscal 2012, the Company experienced a temporary disruption with one of its third party logistics service providers in Europe. Following this disruption in service, the Company entered into a settlement agreement with this service provider to facilitate a transition to a new service provider, resulting in a pre-tax settlement charge of $19.5 million (or $17.6 million after considering a $1.9 million reduction to income tax as a result of the charge), or $0.19 per share, in the year ended January 28, 2012 related to amounts paid in connection with this agreement. The estimated income tax effect of the charge is based on the Company's assessment of deductibility using the statutory tax rate of the tax jurisdiction in which the charge was incurred. On a GAAP basis, net earnings attributable to Guess?, Inc. for the year ended January 28, 2012 was $265.5 million and diluted earnings per common share for the year ended January 28, 2012 was $2.86. Excluding the impact of the settlement charge and the related tax impact, adjusted net earnings attributable to Guess?, Inc. for the year ended January 28, 2012 was $283.1 million and adjusted diluted earnings per common share for the year ended January 28, 2012 was $3.05.

        Our discussion and analysis above also includes certain constant currency financial information. Foreign currency exchange rate fluctuations affect the amount reported from translating the Company's foreign revenues and expenses into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results under GAAP. The Company provides constant currency information to help investors assess how our businesses performed excluding the effects of changes in foreign currency translation rates. To calculate revenues and earnings from operations on a constant currency basis, operating results for the current year period for entities reporting in currencies other than U.S. dollars are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different to the functional currency of that entity when exchange rates fluctuate. The constant currency information presented may not be comparable to similarly titled measures reported by other companies.

LIQUIDITY AND CAPITAL RESOURCES

        We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the fiscal year ended January 28, 2012, the Company relied on trade credit, available cash, real estate leases, and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe, as described below under "—Credit Facilities." As of January 28, 2012, the Company had cash and cash equivalents of $491.8 million and short-term investments of $4.1 million. Approximately half of the Company's cash and cash equivalents were held outside of the U.S. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in four diversified money market funds and in overnight deposit and short-term time deposit accounts. The money market funds are all AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. Please see "Part I, Item 1A. Risk Factors" for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

        The Company has presented below the cash flow performance comparison of the year ended January 28, 2012, versus the year ended January 29, 2011.

Operating Activities

        Net cash provided by operating activities was $364.5 million for the fiscal year ended January 28, 2012, compared to $346.4 million for the fiscal year ended January 29, 2011, or an increase of $18.1 million. The increase was driven by the receipt of a fixed cash rights payment of $35.0 million in January 2012 from one of our licensees and the favorable impact of changes in working capital, partially offset by lower net earnings of $23.9 million for the year ended January 28, 2012 versus the prior year. The change in working capital was driven primarily by the lower accounts receivable balance at the end of fiscal 2012 compared to fiscal 2011 as the rate of sales growth in Europe slowed compared to the prior-year period, partially offset by the timing of payments for current liabilities and taxes compared to the same prior-year period.

        At January 28, 2012, the Company had working capital (including cash and cash equivalents) of $841.4 million compared to $732.6 million at January 29, 2011. The Company's primary working capital needs are for inventory and accounts receivable. Accounts receivable at January 28, 2012 amounted to $340.6 million, down $17.9 million, compared to $358.5 million at January 29, 2011. The accounts receivable balance relates primarily to the Company's wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia. On a constant dollar basis, accounts receivable decreased by $9.7 million, or 2.7%. Approximately $192.5 million of our receivables, or 57% of the $340.6 million in accounts receivable at January 28, 2012, were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at January 28, 2012 increased to $328.6 million, or 11.5%, compared to $294.7 million at January 29, 2011. The increase in inventory supports primarily the expansion of our retail business in Europe, and also reflects the recent impact of reduced customer demand in Europe, as well as growth in our Asian and North American operations. When measured in terms of finished goods units, inventory volumes increased by 15.0% as of January 28, 2012, when compared to January 29, 2011.

Investing Activities

        Net cash used in investing activities was $132.1 million for the fiscal year ended January 28, 2012, compared to $146.1 million for the fiscal year ended January 29, 2011. Cash used in investing activities related primarily to the expansion of our North American Retail and Europe businesses and capital expenditures incurred on existing store remodeling programs in North America.

        The decrease in cash used in investing activities related primarily to a net decrease in investments in marketable securities during the current year compared to the prior year. This was partially offset by net payments for settlement of forward contracts during the year ended January 28, 2012 compared to net cash receipts for settlement of forward contracts in the prior year. During the fiscal year ended January 28, 2012, the Company opened 107 directly-operated stores compared to 126 directly-operated stores that were opened in the prior year.

Financing Activities

        Net cash used in financing activities was $163.0 million for the fiscal year ended January 28, 2012, compared to $277.0 million for the fiscal year ended January 29, 2011. The decrease in net cash used in financing activities in fiscal 2012 compared to the fiscal 2011 was due primarily to the payment of a special dividend in fiscal 2011 of $2.00 per share, partially offset by higher repurchases of shares of the Company's common stock during the fiscal 2012. During fiscal 2012, the Company repurchased 3,216,514 shares under the 2011 Share Repurchase Program at an aggregate cost of $92.0 million. During fiscal 2011, the Company repurchased 1,500,000 shares under the 2008 Share Repurchase Program at an aggregate cost of $49.3 million.

Contractual Obligations and Commitments

        The following table summarizes the Company's contractual obligations at January 28, 2012 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Short-term borrowings	$311	$311	$—	$—	$—
Capital lease obligations(1)	13,427	2,197	4,214	7,016	—
Operating lease obligations(2)	1,098,937	180,558	325,845	255,358	337,176
Purchase obligations(3)	184,705	184,705	—	—	—
Benefit obligations(4)	103,971	405	2,585	4,162	96,819

Total	$1,401,351	$368,176	$332,644	$266,536	$433,995

Other commercial commitments(5)	$1,022	$1,022	$—	$—	$—

(1)
Includes interest on capital lease obligations.

(2)
Does not include insurance, taxes and common area maintenance charges. In fiscal 2012, these variable charges totaled $64.3 million.

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

        Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits, including penalties and interest, of $16.7 million. This liability for unrecognized tax benefits has been excluded because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.

Dividends

        During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company's common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.20 per common share.

        During the fourth quarter of fiscal 2011, the Company paid a special cash dividend of $2.00 per share of the Company's common stock, totaling approximately $184 million, and a regular quarterly cash dividend of $0.20 per share. For the years ended January 28, 2012, January 29, 2011 and January 30, 2010, the Company paid dividends of $74.4 million, $247.1 million and $41.6 million, respectively.

        On March 14, 2012, the Company announced a regular quarterly cash dividend of $0.20 per share of the Company's common stock. The dividend will be payable on April 13, 2012 to stockholders of record at the close of business on March 28, 2012.

        The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based on a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.

Capital Expenditures

        Gross capital expenditures totaled $123.5 million, before deducting lease incentives of $10.5 million, for the fiscal year ended January 28, 2012. This compares to gross capital expenditures of $123.1 million, before deducting lease incentives of $14.2 million, for the fiscal year ended January 29, 2011. The Company's investments in capital for the full fiscal year 2013 are planned between $130 million and $145 million (after deducting estimated lease incentives of approximately $10 million). The planned investments in capital are primarily for expansion of our retail businesses in North America and Europe and store remodeling programs in North America.

        In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities

        On July 6, 2011, the Company entered into a five-year senior secured revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A. and the other lenders party thereto (the "Credit Facility"). The Credit Facility provides for a $200 million revolving multicurrency line of credit, and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. It may be used for working capital and other general corporate purposes. The Credit Facility also allows for incremental revolving commitments or incremental term loans in an aggregate amount that does not exceed $100 million, subject to certain conditions. The Credit Facility replaced the Company's previous $85 million credit facility, which was scheduled to mature on September 30, 2011. No principal or interest was outstanding or accrued and unpaid under the prior credit facility on its termination date.

        All obligations under the Credit Facility are unconditionally guaranteed by certain of the Company's domestic subsidiaries and are secured by substantially all of the personal assets of the Company and such domestic subsidiaries, including a pledge of 65% of the equity interests of certain of the Company's foreign subsidiaries.

        Direct borrowings under the Credit Facility will be made, at the Company's option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (varying from 1.15% to 1.65%) based on the Company's leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) 0.50% in excess of the federal funds rate, (ii) the rate of interest as announced by JP Morgan as its "prime rate," or (iii) 1.0% in excess of the one month adjusted LIBOR rate, plus an applicable margin (varying from 0.15% to 0.65%) based on the Company's leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At January 28, 2012, the Company had $1.0 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

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

        The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at January 28, 2012, the Company could have borrowed up to $176.4 million under these agreements. At January 28, 2012, the Company had no outstanding borrowings and $3.4 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 1.6% to 4.7%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $46.3 million that has a minimum net equity requirement, there are no other financial ratio covenants.

        The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At January 28, 2012, the capital lease obligation was $11.9 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability at January 28, 2012 was approximately $0.9 million.

        From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

        On March 14, 2011, the Company's Board of Directors terminated the previously authorized 2008 Share Repurchase Program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250.0 million of the Company's common stock (the "2011 Share Repurchase Program"). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During fiscal 2012, the Company repurchased 3,216,514 shares under the 2011 Share Repurchase Program at an aggregate cost of $92.0 million. There were no share repurchases under the 2008 Share Repurchase Programs during fiscal 2012. During fiscal 2011, the Company repurchased 1,500,000 shares under the 2008 Share Repurchase Program at an aggregate cost of $49.3 million. During fiscal 2010, the Company repurchased 407,600 shares under the 2008 Share Repurchase Program at an aggregate cost of $5.3 million. At January 28, 2012, the Company had remaining authority under the 2011 Share Repurchase Program to purchase $158.0 million of its common stock.

Other

        On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. Paul Marciano, Chief Executive Officer and Vice Chairman of the Board, is the only active participant in the SERP. Maurice Marciano, non-executive Chairman of the Board of Directors, was an active participant in the SERP until his retirement effective on January 28, 2012. Carlos Alberini, the Company's former President and Chief Operating Officer, was an active participant in the SERP until his departure from the Company on June 1, 2010. Mr. Maurice Marciano and Mr. Alberini will be eligible to receive vested SERP benefits in the future in accordance with the terms of the SERP. During the year ended January 28, 2012, the Company recorded a SERP curtailment expense of $1.2 million before taxes related to the accelerated amortization of prior service cost resulting from the retirement of Mr. Maurice Marciano as an employee and executive officer, effective upon the expiration of his employment agreement on January 28, 2012. Mr. Maurice Marciano did not receive or earn any additional SERP-related benefits in connection with his retirement and, as of the date of his retirement, ceased vesting or accruing any additional benefits under the terms of the SERP. During the year ended January 29, 2011, the Company recorded a SERP curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Mr. Alberini from the Company. Mr. Alberini did not receive any termination payments in connection with his departure and, as of the date of his departure, he ceased vesting or accruing any additional benefits under the terms of the SERP. Mr. Maurice Marciano's retirement and Mr. Alberini's departure each resulted in a significant reduction in the total expected remaining years of future service of all SERP participants combined, resulting in the pension curtailment during each of the separate periods. As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has and expects to continue to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the active participant and investment performance of the trust. The cash surrender values of the insurance policies were $38.4 million and $32.9 million as of January 28, 2012 and January 29, 2011, respectively and were included in other assets in the Company's consolidated balance sheets. As a result of a change in value of the insurance policy investments, the Company recorded (losses) gains of ($0.2) million, $2.7 million and $3.1 million in other income during fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

        In January 2002, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 4,000,000 shares of common stock for the ESPP. During the year ended January 28, 2012, 47,456 shares of the Company's common stock were issued pursuant to the ESPP at an average price of $29.00 per share for a total of $1.4 million. On March 12, 2012, the Board of Directors approved a restatement of the ESPP which extended the term for an additional ten years, subject to shareholder approval at the Company's 2012 annual meeting.

INFLATION

        The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability. The Company anticipates that inflationary pressures on raw materials, labor, freight and other commodities including oil, experienced in fiscal 2012 may stabilize in the future but continue to negatively impact the cost of product purchases in fiscal 2013, particularly in the first half of the fiscal year. Although overall, the Company has been able to mitigate the impact of product inflation through reduced promotional markdowns, price increases on select items and supply chain initiatives, there can be no assurances that these actions will continue to be successful. In addition, increased retail prices could lead to reduced customer demand. These developments could have a material adverse effect on our results of operations and financial condition. Also see "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—General—Recent Global Economic Developments" for further information regarding the impact of currencies on the cost of goods purchased.

SEASONALITY

        The Company's business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The U.S., European and Canadian retail operations are generally stronger during the second half of the fiscal year, and the U.S. and Canadian wholesale operations generally experience stronger performance from July through November. The European wholesale businesses operate with two primary selling seasons: the Spring/Summer season, which ships primarily from November to April and the Fall/Winter season, which ships primarily from May to October. The Company's goal is to take advantage of early-season demand and potential reorders by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs.

RECENTLY ISSUED ACCOUNTING GUIDANCE

        In May 2011, the Financial Accounting Standards Board ("FASB") issued an update to its authoritative guidance regarding fair value measurement to clarify disclosure requirements and improve comparability. Additional disclosure requirements in the update include: (a) for Level 3 fair value measurements, quantitative information about the significant unobservable inputs used, qualitative information about the sensitivity of the measurements to changes in the unobservable inputs disclosed including the interrelationship between inputs, and a description of the Company's valuation processes; (b) all, not just significant, transfers between Levels 1 and 2 of the fair value hierarchy; (c) the reason why, if applicable, the current use of a nonfinancial asset measured at fair value differs from its highest and best use; and (d) the categorization in the fair value hierarchy for financial instruments not measured at fair value but for which disclosure of fair value is required. The Company will adopt this guidance commencing in fiscal 2013, effective January 29, 2012, and apply it retrospectively.

        In June 2011, the FASB issued authoritative guidance that revised its requirements related to the presentation of comprehensive income, which becomes effective for fiscal periods beginning after January 1, 2012, with early adoption allowed. This guidance eliminates the option to present the components of other comprehensive income ("OCI") as part of the consolidated statement of equity. It requires presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has elected to early adopt this guidance in fiscal 2012 and accordingly has presented the required comprehensive income disclosures as separate consolidated statements of comprehensive income in its in the accompanying Consolidated Financial Statements.

        In September 2011, the FASB issued an update to its authoritative guidance regarding the methods used to test goodwill for impairment, which becomes effective for fiscal years beginning after December 15, 2011, with early adoption allowed. The amendment provides the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test currently required. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit if the entity determines, based on that qualitative assessment, that it is more likely than not that its carrying amounts are less than their fair values. If an entity concludes otherwise, then it must perform the two-step impairment test currently required. The Company elected to early adopt this guidance in fiscal 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

        More than half of product sales and licensing revenue recorded for the year ended January 28, 2012 were denominated in currencies other than the U.S. dollar. The Company's primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under "Part 1, Item 1A. Risk Factors."

        Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British pounds or Swiss francs and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound denominated intercompany liabilities and certain sales, operating expenses and tax liabilities denominated in Swiss francs that are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments to offset some but not all of the exchange risk on certain anticipated foreign currency transactions. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules.

Forward Contracts Designated as Cash Flow Hedges

        During the year ended January 28, 2012, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$148.9 million and US$41.5 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of January 28, 2012, the Company had forward contracts outstanding for its European and Canadian operations of US$90.0 million and US$41.5 million, respectively, which are expected to mature over the next 11 months. The Company's derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in other income and expense in the period in which the royalty expense is incurred.

        From time to time, Swiss franc forward contracts have been used in the past to hedge certain anticipated Swiss operating expenses over specific months. Changes in the fair value of the Swiss franc forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in SG&A in the period which approximates the time the expenses are incurred.

        As of January 28, 2012, accumulated other comprehensive income included a net unrealized gain of approximately US$4.3 million, net of tax, of which US$4.1 million will be recognized in other income or cost of product sales over the following 12 months at the then current values on a pre-tax basis, which can be different than the current year-end values. At January 28, 2012, the net unrealized gain of the remaining open forward contracts recorded in the consolidated balance sheet was approximately US$2.5 million.

        At January 29, 2011, the Company had forward contracts outstanding for its European and Canadian operations of US$71.6 million and US$52.3 million, respectively. At January 29, 2011, the net unrealized loss of these open forward contracts recorded in the consolidated balance sheet was approximately US$0.5 million.

        The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011
Beginning balance (loss) gain	$(1,789)	$1,845
Net gains from changes in cash flow hedges	662	295
Net losses (gains) reclassified to income	5,386	(3,929)

Ending balance gain (loss)	$4,259	$(1,789)

Forward Contracts Not Designated as Cash Flow Hedges

        The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense. For the year ended January 28, 2012, the Company recorded a net gain of US$4.3 million for the euro, British pound, Swiss franc and Canadian dollar foreign currency contracts, which has been included in other income and expense. At January 28, 2012, the Company had euro foreign currency contracts to purchase US$88.0 million expected to mature over the next 11 months, Canadian dollar foreign currency contracts to purchase US$50.5 million expected to mature over the next eight months, Swiss franc foreign currency contracts to purchase US$14.0 million expected to mature over the next nine months and GBP5.0 million of foreign currency contracts to purchase euros expected to mature over the next seven months. At January 28, 2012, the net unrealized gain of these open forward contracts recorded in the consolidated balance sheet was approximately US$4.7 million.

        At January 29, 2011, the Company had euro foreign currency contracts to purchase US$70.0 million, Canadian dollar foreign currency contracts to purchase US$67.7 million, Swiss franc foreign currency contracts to purchase US$30.1 million and GBP11.3 million of foreign currency contracts to purchase euros. At January 29, 2011, the net unrealized loss of these open forward contracts recorded in the Company's consolidated balance sheet was approximately US$4.1 million.

Sensitivity Analysis

        At January 28, 2012, a sensitivity analysis of changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$284.0 million, the fair value of the instruments would have decreased by US$31.6 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by US$25.8 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

Interest Rate Risk

        At January 28, 2012, approximately 97% of the Company's total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expense. The change in the unrealized fair value of the interest swap decreased other income, net by $0.2 million during fiscal year 2012. Substantially all of the Company's remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company's results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the year ended January 28, 2012.

        The fair value of the Company's debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's incremental borrowing rate. At January 28, 2012, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company's debt approximates rates currently available to the Company.

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

        The Company's management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2012.

        Ernst & Young LLP, the independent registered public accounting firm that audited the Company's financial statements as of and for the fiscal year ended January 28, 2012 included in this Annual Report on Form 10-K has issued an attestation report on the Company's internal control over financial reporting, which is set forth below.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Guess?, Inc. and subsidiaries

        We have audited Guess?, Inc. and subsidiaries' internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Guess?, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Guess?, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guess?, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 28, 2012 and our report dated March 22, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 22, 2012

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

Guess?, Inc.
Form 10-K

Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm	F-2
2	Consolidated Financial Statements
	Consolidated Balance Sheets at January 28, 2012 and January 29, 2011	F-3
	Consolidated Statements of Income for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010	F-4
	Consolidated Statements of Comprehensive Income for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010	F-5
	Consolidated Statements of Stockholders' Equity for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010	F-6
	Consolidated Statements of Cash Flows for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010	F-7
	Notes to Consolidated Financial Statements	F-8
3	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010	F-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Guess?, Inc.

        We have audited the accompanying consolidated balance sheets of Guess?, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 28, 2012. Our audits also included the financial statement schedule listed in the Index at ITEM 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guess?, Inc. and subsidiaries at January 28, 2012 and January 29, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Guess?, Inc.'s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 22, 2012

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 28, 2012	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$491,805	$427,037
Short-term investments	4,060	15,087
Accounts receivable, net	340,602	358,482
Inventories	328,602	294,705
Deferred tax assets	21,002	18,121
Other current assets	75,411	50,148

Total current assets	1,261,482	1,163,580
Property and equipment, net	348,885	313,856
Goodwill	29,070	29,595
Other intangible assets, net	10,697	9,192
Long-term deferred tax assets	52,613	55,455
Other assets	141,728	114,126

	$1,844,475	$1,685,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$2,030	$2,177
Accounts payable	224,859	233,846
Accrued expenses	193,147	194,993

Total current liabilities	420,036	431,016
Capital lease obligations	10,206	12,218
Deferred rent and lease incentives	87,795	76,455
Other long-term liabilities	123,880	85,210

	641,917	604,899
Redeemable noncontrolling interests	8,293	14,711
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 138,089,021 and 137,579,379 shares, outstanding 89,631,328 and 92,290,744 shares, at January 28, 2012 and January 29, 2011, respectively	896	923
Paid-in capital	400,178	368,225
Retained earnings	1,155,696	960,460
Accumulated other comprehensive (loss) income	(23,197)	(8,578)
Treasury stock, 48,457,693 and 45,288,635 shares at January 28, 2012 and January 29, 2011, respectively	(357,943)	(266,154)

Guess?, Inc. stockholders' equity	1,175,630	1,054,876
Nonredeemable noncontrolling interests	18,635	11,318

Total stockholders' equity	1,194,265	1,066,194

	$1,844,475	$1,685,804

See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Product sales	$2,566,628	$2,372,072	$2,031,114
Net royalties	121,420	115,222	97,352

Net revenue	2,688,048	2,487,294	2,128,466
Cost of product sales	1,523,763	1,397,062	1,186,979

Gross profit	1,164,285	1,090,232	941,487
Selling, general and administrative expenses	746,345	679,780	582,671
Settlement charge	19,463	—	—
Pension curtailment expense	1,242	5,819	—

Earnings from operations	397,235	404,633	358,816
Other income (expense):
Interest expense	(2,002)	(1,217)	(2,176)
Interest income	3,147	1,553	1,697
Other income, net	961	16,408	3,592

	2,106	16,744	3,113
Earnings before income tax expense	399,341	421,377	361,929
Income tax expense	128,691	126,874	115,599

Net earnings	270,650	294,503	246,330
Net earnings attributable to noncontrolling interests	5,150	4,995	3,569

Net earnings attributable to Guess?, Inc.	$265,500	$289,508	$242,761

Net earnings per common share attributable to common stockholders (Note 16):
Basic	$2.88	$3.14	$2.63
Diluted	$2.86	$3.11	$2.61
Weighted average common shares outstanding attributable to common stockholders (Note 16):
Basic	91,533	91,410	90,893
Diluted	91,948	92,115	91,592
Dividends declared per common share	$0.80	$2.68	$0.45

See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Net earnings	$270,650	$294,503	$246,330
Other comprehensive income (loss):
Foreign currency translation adjustment	(17,453)	(1,440)	22,995
Unrealized gain (loss) on hedges
Gains (losses) arising during the period	7,218	(4,033)	(9,608)
Less income tax effect	(1,170)	399	2,690
Unrealized (loss) gain on investments
(Losses) gains arising during the period	(67)	188	152
Less income tax effect	24	(72)	(58)
Supplemental Executive Retirement Plan ("SERP")
Actuarial loss	(9,342)	(8,361)	(5,569)
Actuarial loss amortization	2,048	619	—
Curtailment	1,242	5,819	—
Prior service cost amortization	940	1,195	1,743
Less income tax effect	2,057	251	1,435

Total comprehensive income	256,147	289,068	260,110
Less comprehensive income attributable to noncontrolling interests:
Net earnings	5,150	4,995	3,569
Foreign currency translation adjustment	116	191	311

Amounts attributable to noncontrolling interests	5,266	5,186	3,880

Comprehensive income attributable to Guess?, Inc.	$250,881	$283,882	$256,230

See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Guess?, Inc. Stockholders' Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Nonredeemable Noncontrolling Interests	Total
Balance at January 31, 2009	$923	$282,220	$718,368	$(16,421)	$(212,089)	$2,453	$775,454
Net earnings	—	—	242,761	—	—	3,569	246,330
Foreign currency translation adjustment	—	—	—	22,684	—	311	22,995
Unrealized loss on hedges	—	—	—	(6,918)	—	—	(6,918)
Unrealized gain on investments	—	—	—	94	—	—	94
SERP prior service cost and actuarial valuation loss amortization	—	—	—	(2,391)	—	—	(2,391)
Issuance of common stock under stock compensation plans including tax effect	8	9,400	—	—	—	—	9,408
Issuance of stock under Employee Stock Purchase Plan	—	883	—	—	366	—	1,249
Share-based compensation	—	27,339	—	—	—	—	27,339
Dividends	—	—	(41,598)	—	—	—	(41,598)
Share repurchases	(4)	4	—	—	(5,309)	—	(5,309)
Noncontrolling interest capital contribution	—	—	—	—	—	1,001	1,001
Noncontrolling interest capital distribution	—	(109)	—	—	—	(1,202)	(1,311)

Balance at January 30, 2010	$927	$319,737	$919,531	$(2,952)	$(217,032)	$6,132	$1,026,343
Net earnings	—	—	289,508	—	—	4,995	294,503
Foreign currency translation adjustment	—	—	—	(1,631)	—	191	(1,440)
Unrealized loss on hedges	—	—	—	(3,634)	—	—	(3,634)
Unrealized gain on investments	—	—	—	116	—	—	116
SERP prior service cost and actuarial valuation loss amortization	—	—	—	(477)	—	—	(477)
Issuance of common stock under stock compensation plans including tax effect	11	18,225	—	—	—	—	18,236
Issuance of stock under Employee Stock Purchase Plan	—	1,070	—	—	239	—	1,309
Share-based compensation	—	29,178	134	—	—	—	29,312
Dividends	—	—	(247,570)	—	—	—	(247,570)
Share repurchases	(15)	15	—	—	(49,361)	—	(49,361)
Redeemable noncontrolling interest redemption value adjustment	—	—	(1,143)	—	—	—	(1,143)

Balance at January 29, 2011	$923	$368,225	$960,460	$(8,578)	$(266,154)	$11,318	$1,066,194
Net earnings	—	—	265,500	—	—	5,150	270,650
Foreign currency translation adjustment	—	—	—	(17,569)	—	116	(17,453)
Unrealized gain on hedges	—	—	—	6,048	—	—	6,048
Unrealized loss on investments	—	—	—	(43)	—	—	(43)
SERP prior service cost and actuarial valuation loss amortization	—	—	—	(3,055)	—	—	(3,055)
Issuance of common stock under stock compensation plans including tax effect	5	2,918	—	—	—	—	2,923
Issuance of stock under Employee Stock Purchase Plan	—	1,084	—	—	293	—	1,377
Share-based compensation	—	27,919	181	—	—	—	28,100
Dividends	—	—	(74,166)	—	—	—	(74,166)
Share repurchases	(32)	32	—	—	(92,082)	—	(92,082)
Redeemable noncontrolling interest redemption value adjustment	—	—	3,721	—	—	2,051	5,772

Balance at January 28, 2012	$896	$400,178	$1,155,696	$(23,197)	$(357,943)	$18,635	$1,194,265

See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Cash flows from operating activities:
Net earnings	$270,650	$294,503	$246,330
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	77,044	63,749	56,521
Amortization of intangible assets	2,242	3,739	7,853
Share-based compensation expense	28,100	29,312	27,339
Unrealized forward contract (gains) losses	(4,020)	2,736	(3,720)
Deferred income taxes	(885)	11,848	(4,678)
Net loss on disposition of long-term assets and property and equipment	6,148	4,109	5,514
Pension curtailment expense	1,242	5,819	—
Other items, net	(6,264)	(12,431)	(6,093)
Changes in operating assets and liabilities:
Accounts receivable	10,630	(76,709)	(12,803)
Inventories	(35,810)	(40,693)	(72)
Prepaid expenses and other assets	(37,916)	(46,490)	15,044
Accounts payable and accrued expenses	4,287	81,770	17,330
Deferred rent and lease incentives	11,544	15,765	8,108
Other long-term liabilities	37,502	9,347	1,537

Net cash provided by operating activities	364,494	346,374	358,210
Cash flows from investing activities:
Purchases of property and equipment	(123,531)	(123,065)	(82,286)
Proceeds from dispositions of other assets	3,108	5,072	474
Proceeds from maturity of investment	15,000	—	—
Acquisition of lease interest	(1,339)	(2,249)	—
Acquisition of businesses, net of cash acquired	—	—	549
Net cash settlement of forward contracts	(4,428)	5,188	(2,693)
Purchases of investments	(20,906)	(31,049)	(6,880)

Net cash used in investing activities	(132,096)	(146,103)	(90,836)
Cash flows from financing activities:
Certain short-term borrowings, net	—	—	(24,861)
Payment of debt issuance costs	(970)	—	—
Proceeds from borrowings	—	—	40,000
Repayment of borrowings and capital lease obligation	(1,771)	(1,137)	(41,596)
Dividends paid	(74,371)	(247,098)	(41,598)
Noncontrolling interest capital contributions	—	—	1,001
Noncontrolling interest capital distributions	—	—	(1,311)
Issuance of common stock, net of nonvested award repurchases	4,214	11,890	5,778
Excess tax benefits from share-based compensation	1,992	8,700	6,133
Purchase of treasury stock	(92,082)	(49,361)	(5,309)

Net cash used in financing activities	(162,988)	(277,006)	(61,763)
Effect of exchange rates on cash and cash equivalents	(4,642)	1,709	2,334

Net increase (decrease) in cash and cash equivalents	64,768	(75,026)	207,945
Cash and cash equivalents at beginning of period	427,037	502,063	294,118

Cash and cash equivalents at end of period	$491,805	$427,037	$502,063

Supplemental cash flow data:
Interest paid	$1,596	$717	$1,894
Income taxes paid	$129,946	$80,281	$106,089

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

Fiscal Year End

        The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to "fiscal 2012", "fiscal 2011", and "fiscal 2010" represent the results of the 52-week fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010, respectively. References to "fiscal 2013" represent the 53-week fiscal year ending February 2, 2013.

Classification of Certain Costs and Expenses

        The Company includes inbound freight charges, purchasing costs and related overhead, retail store occupancy costs and a portion of the Company's distribution costs related to its retail business in cost of product sales. Distribution costs related primarily to the wholesale business are included in selling, general and administrative ("SG&A") expenses and amounted to $48.5 million, $38.3 million and $30.2 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The Company also includes store selling, selling and merchandising, advertising, design and other corporate overhead costs as a component of selling, general and administrative expenses.

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

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Business Segment Reporting

        Where applicable, the Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The Company's businesses are grouped into five reportable segments for management and internal financial reporting purposes: Europe, North American Retail, Asia, North American Wholesale and Licensing. Information regarding these segments is summarized in Note 15. Management evaluates segment performance based primarily on revenues and earnings from operations. The Company believes this segment reporting reflects how its five business segments are managed and each segment's performance is evaluated. The Europe segment includes the Company's wholesale and retail operations in Europe and the Middle East. The North American Retail segment includes the Company's retail operations in North America. The Asia segment includes the Company's wholesale and retail operations in Asia. The North American Wholesale segment includes the Company's wholesale operations in North America and export sales to Central and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

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

  Gift Cards

        Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company's gift card breakage rate is approximately 5.2% and 4.7% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. In fiscal 2012, fiscal 2011 and fiscal 2010, the Company recognized $0.7 million, $1.2 million and $1.5 million of gift card breakage to revenue, respectively. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods.

  Loyalty Programs

        The Company launched customer loyalty programs for its G by GUESS, GUESS? and GUESS by MARCIANO stores in July 2009, August 2008 and September 2007, respectively. The GUESS? and GUESS by MARCIANO loyalty programs were merged in May 2009. Under the programs, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. In all of the programs, unredeemed points generally expire after six months and unredeemed awards generally expire after two months. Due to the relative newness of the programs, prior to fiscal 2011, all unexpired, unredeemed points and awards were accrued in current liabilities and recorded as a reduction of net sales as points and awards were accumulated by the member. In fiscal 2011, based on the accumulation of multiple cycles of actual redemptions experienced since inception of the programs, the Company revised its approach to estimate the value of future award redemptions under the existing loyalty program by incorporating historical redemption rates. In connection with this revision, the Company recorded a cumulative adjustment of $6.7 million in fiscal 2011 to increase net revenue and to adjust the current liability balance to an amount reflecting estimated future award redemptions. The aggregate dollar value of the loyalty program accruals included in accrued liabilities was $2.3 million and $2.7 million at January 28, 2012 and January 29, 2011, respectively. Future revisions to the estimated liability may result in changes to net revenue.

Advertising Costs

        The Company expenses the cost of advertising as incurred. Advertising expenses charged to operations for fiscal 2012, fiscal 2011 and fiscal 2010 were $41.0 million, $31.7 million and $21.8 million, respectively.

Share-Based Compensation

        In accordance with authoritative accounting guidance, the Company adopted the fair value recognition provisions using the modified prospective transition method. Under this method, compensation cost recognized after January 1, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value and (b) compensation expense for all share-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the guidance. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Compensation expense for unvested stock options and stock awards is recognized on a straight-line basis over the vesting period.

        In addition, the Company has granted certain nonvested stock awards and stock options in the past that require the recipient to achieve certain minimum performance targets in order for these awards to

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

vest. If the minimum performance targets have not been achieved or are not expected to be achieved, no expense is recognized during the period.

Foreign Currency

  Foreign Currency Translation

        The local selling currency is typically the functional currency for all of the Company's significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders' equity. In addition, the Company records foreign currency translation adjustments related to its noncontrolling interests within stockholders' equity. The total foreign currency translation adjustment decreased stockholders' equity by $17.5 million, from an accumulated foreign currency translation gain of $5.9 million as of January 29, 2011 to an accumulated foreign currency translation loss of $11.6 million as of January 28, 2012.

  Foreign Currency Transaction Gains and Losses

        Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign currency contracts (see below), are included in the consolidated statements of income. Net foreign currency transaction (losses) gains included in the determination of net earnings were $(6.8) million, $10.1 million and $4.3 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

  Forward Contracts Designated as Cash Flow Hedges

        The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British pounds or Swiss francs and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound intercompany liabilities. In addition, certain sales, operating expenses and tax liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company has entered into certain forward contracts to hedge the risk of a portion of these anticipated foreign currency transactions against foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these hedges. The Company does not hedge all transactions denominated in foreign currency.

        Changes in the fair values of the U.S. dollar/euro and U.S. dollar/Canadian dollar forward contracts for anticipated U.S. dollar merchandise purchases designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the Swiss franc/euro forward contracts for anticipated operating expenses designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity and are recognized in SG&A expenses in the period which approximates the time the expenses are incurred. Changes in the fair value of U.S. dollar/euro forward contracts for U.S. dollar intercompany royalties designated as cash flow hedges are recorded as a component of accumulated

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

other comprehensive income (loss) within stockholders' equity and are recognized in other income and expense in the period which the royalty expense is incurred.

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

Comprehensive Income

        Comprehensive income consists of net earnings, Supplemental Executive Retirement Plan ("SERP") prior service cost and actuarial valuation gains or losses and related amortization, unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and the effective portion of the change in the fair value of cash flow hedges. Comprehensive income is presented in the consolidated statements of comprehensive income.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

Investment Securities

        The Company accounts for its investment securities in accordance with authoritative guidance which requires investments to be classified into one of three categories based on management's intent: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at their amortized cost. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Trading securities are recorded at market value with unrealized gains and losses reported in operations. The appropriate classification of investment securities is determined at the time of purchase and reevaluated at each balance sheet date. The Company currently accounts for its short-term investment securities as held-to-maturity and long-term investment securities as available-for-sale. The short-term investment securities will mature during fiscal 2013.

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

Concentration of Credit and Liquidity Risk

        The Company is also exposed to concentrations of credit risk through its accounts receivable balances. Cash used primarily for working capital purposes is maintained with various major financial institutions. The Company performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of asset and liquidity exposure with any institution. Excess cash and cash equivalents, which represent the majority of the Company's outstanding cash and cash equivalents balance, are held primarily in four diversified money market funds and in overnight deposit and short-term time deposit accounts. The money market funds are all AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. As of January 28, 2012, the Company does not have any exposure to auction-rate security investments in these funds.

        The Company extends credit to corporate customers based upon an evaluation of the customer's financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of January 28, 2012, approximately 57% of total accounts receivable was insured or supported by bank guarantees or letters of credit. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collection trends and an evaluation of the impact of current economic conditions. The Company's corporate customers are principally located throughout Europe, North America and Asia, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. However, such credit risk is considered limited due to the Company's large customer base. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company's credit losses for the periods presented are immaterial

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

and have not significantly exceeded management's estimates. One of the Company's domestic wholesale customers accounted for approximately 2.7%, 3.1%, and 3.4% of the Company's consolidated net revenue in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. While the Company does not have significant credit or concentration exposure to any one European or Asian customer, it has receivables from European taxing authorities related to refundable value-added tax payments of $41 million, most of which relates to Italy.

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

Depreciation and Amortization

        Depreciation and amortization of property and equipment, which includes depreciation of the property under the capital lease, and purchased intangibles are provided using the straight-line method over the following useful lives:

Building and building improvements including properties under capital lease	10 to 33 years
Land improvements	5 years
Furniture, fixtures and equipment	2 to 10 years
Purchased intangibles	4 to 20 years

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

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Summary of Significant Accounting Policies and Practices (Continued)

Goodwill

        Goodwill is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level. In accordance with newly released authoritative guidance which the Company elected to early adopt in fiscal 2012, the Company first assesses qualitative factors relevant in determining whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts. Based on this analysis, the Company determines whether it is necessary to perform a quantitative impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the amount of any impairment loss to be recognized for that reporting unit is determined using two steps. First, the Company determines the fair value of the reporting unit using a discounted cash flow analysis, which requires unobservable inputs (Level 3) within the fair value hierarchy as defined in Note 18. These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with authoritative guidance.

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

Deferred Rent and Lease Incentives

        When a lease includes lease incentives (such as a rent holiday) or requires fixed escalations of the minimum lease payments, rental expense is recognized on a straight-line basis over the term of the lease and the difference between the average rental amount charged to expense and amounts payable under the lease is included in deferred rent and lease incentives in the accompanying consolidated balance sheets. For construction allowances, the Company records a deferred lease credit on the consolidated balance sheets and amortizes the deferred lease credit as a reduction of rent expense in the consolidated statements of income over the term of the leases.

Litigation Reserves

        Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated reserves would be dependent on new claims as they may arise and the expected probable favorable or unfavorable outcome of each claim. As additional information becomes available, the Company assesses the potential liability related to new claims and existing claims and revises estimates as appropriate. As new claims arise or existing claims evolve, such revisions in estimates of the potential liability could materially impact the results of operations and financial position.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) New Accounting Guidance

        In May 2011, the Financial Accounting Standards Board ("FASB") issued an update to its authoritative guidance regarding fair value measurement to clarify disclosure requirements and improve comparability. Additional disclosure requirements in the update include: (a) for Level 3 fair value measurements, quantitative information about the significant unobservable inputs used, qualitative information about the sensitivity of the measurements to changes in the unobservable inputs disclosed including the interrelationship between inputs, and a description of the Company's valuation processes; (b) all, not just significant, transfers between Levels 1 and 2 of the fair value hierarchy; (c) the reason why, if applicable, the current use of a nonfinancial asset measured at fair value differs from its highest and best use; and (d) the categorization in the fair value hierarchy for financial instruments not measured at fair value but for which disclosure of fair value is required. The Company will adopt this guidance commencing in fiscal 2013, effective January 29, 2012, and apply it retrospectively.

        In June 2011, the FASB issued authoritative guidance that revised its requirements related to the presentation of comprehensive income, which becomes effective for fiscal periods beginning after January 1, 2012, with early adoption allowed. This guidance eliminates the option to present the components of other comprehensive income ("OCI") as part of the consolidated statement of equity. It requires presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has elected to early adopt this guidance in fiscal 2012 and accordingly has presented the required comprehensive income disclosures in the accompanying consolidated statements of comprehensive income.

        In September 2011, the FASB issued an update to its authoritative guidance regarding the methods used to test goodwill for impairment, which becomes effective for fiscal years beginning after December 15, 2011, with early adoption allowed. The amendment provides the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test currently required. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit if the entity determines, based on that qualitative assessment, that it is more likely than not that its carrying amounts are less than their fair values. If an entity concludes otherwise, then it must perform the two-step impairment test currently required. The Company elected to early adopt this guidance in fiscal 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

(3) Accounts Receivable

        Accounts receivable consists of trade receivables relating primarily to the Company's wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia. The Company provided for allowances relating to these receivables of $34.4 million and $29.9 million at January 28, 2012 and January 29, 2011, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $14.1 million and $27.5 million at January 28, 2012 and January 29, 2011, respectively, for which the Company recorded an allowance for doubtful accounts of $0.4 million and $0.8 million at January 28, 2012 and January 29, 2011, respectively. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Inventories

        Inventories consist of the following (in thousands):

	Jan. 28, 2012	Jan. 29, 2011
Raw materials	$8,903	$10,312
Work in progress	2,713	2,280
Finished goods	316,986	282,113

	$328,602	$294,705

        As of January 28, 2012 and January 29, 2011, inventories had been written down to the lower of cost or market by $19.7 million and $19.0 million, respectively.

(5) Property and Equipment

        Property and equipment is summarized as follows (in thousands):

	Jan. 28, 2012	Jan. 29, 2011
Land and land improvements	$2,866	$2,866
Building and building improvements	3,657	3,381
Leasehold improvements	382,098	336,672
Furniture, fixtures and equipment	330,517	291,787
Construction in progress	18,257	20,094
Properties under capital lease	22,474	23,135

	759,869	677,935
Less accumulated depreciation and amortization	410,984	364,079

	$348,885	$313,856

        Construction in progress represents the costs associated with the construction in progress of leasehold improvements to be used in the Company's operations, primarily for new and remodeled stores in retail operations. No interest costs were capitalized related to construction in progress during fiscal 2012, fiscal 2011 and fiscal 2010.

        The Company recorded charges related to asset impairments of $7.8 million, $5.3 million and $4.7 million, respectively, for fiscal 2012, fiscal 2011 and fiscal 2010. These impairment charges related primarily to the impairment of long-lived assets for certain retail stores in Europe and North America.

        The accumulated depreciation and amortization related to the property under the capital lease was approximately $4.4 million and $3.8 million at January 28, 2012 and January 29, 2011, respectively, and is included in depreciation expense. See Notes 8 and 12 for information regarding the associated capital lease obligations.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Goodwill and Intangible Assets

        Goodwill activity is summarized by business segment as follows (in thousands):

	Europe	North American Retail	Asia	North American Wholesale	Total
Goodwill balance at January 30, 2010	$18,017	$856	—	$11,004	$29,877
Adjustments:
Translation Adjustments	(343)	52	—	9	(282)

Goodwill balance at January 29, 2011	17,674	908	—	11,013	29,595
Adjustments:
Translation Adjustments	(524)	(1)	—	—	(525)

Goodwill balance at January 28, 2012	$17,150	$907	—	$11,013	$29,070

        The Company has no accumulated impairment related to goodwill.

        Other intangible assets as of January 28, 2012 consisted primarily of lease and license acquisition costs related to European acquisitions. Gross intangible assets were $29.5 million and $39.3 million at January 28, 2012 and January 29, 2011, respectively. The accumulated amortization of intangible assets with finite useful lives was $18.8 million and $30.1 million at January 28, 2012 and January 29, 2011, respectively. For these assets, amortization expense over the next five years is expected to be approximately $2.1 million in fiscal 2013, $2.1 million in fiscal 2014, $2.1 million in fiscal 2015, $1.3 million in fiscal 2016 and $0.6 million in fiscal 2017.

(7) Accrued Expenses

        Accrued expenses are summarized as follows (in thousands):

	Jan. 28, 2012	Jan. 29, 2011
Accrued compensation and benefits	$65,363	$67,825
Income taxes	26,843	29,596
Sales and use taxes, property taxes, and other indirect taxes	32,671	26,954
Deferred royalties	12,716	12,390
Construction costs	9,053	9,723
Store credits, loyalty and gift cards	8,259	8,448
Advertising	7,769	7,280
Professional fees	6,516	7,035
Derivative financial instruments	1,107	7,766
Other	22,850	17,976

	$193,147	$194,993

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Borrowings and Capital Lease Obligations

        Borrowings and capital lease obligations are summarized as follows (in thousands):

	Jan. 28, 2012	Jan. 29, 2011
European capital lease, maturing quarterly through 2016	$11,925	$13,871
Other	311	524

	12,236	14,395
Less current installments	2,030	2,177

Long-term capital lease obligations	$10,206	$12,218

        The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At January 28, 2012, the capital lease obligation was $11.9 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability at January 28, 2012 was approximately $1.0 million.

        On July 6, 2011, the Company entered into a five-year senior secured revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A. and the other lenders party thereto (the "Credit Facility"). The Credit Facility provides for a $200 million revolving multicurrency line of credit, and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. It may be used for working capital and other general corporate purposes. The Credit Facility also allows for incremental revolving commitments or incremental term loans in an aggregate amount that does not exceed $100 million, subject to certain conditions. The Credit Facility replaced the Company's previous $85 million credit facility, which was scheduled to mature on September 30, 2011. No principal or interest was outstanding or accrued and unpaid under the prior credit facility on its termination date.

        All obligations under the Credit Facility are unconditionally guaranteed by certain of the Company's domestic subsidiaries and are secured by substantially all of the personal assets of the Company and such domestic subsidiaries, including a pledge of 65% of the equity interests of certain of the Company's foreign subsidiaries.

        Direct borrowings under the Credit Facility will be made, at the Company's option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (varying from 1.15% to 1.65%) based on the Company's leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) 0.50% in excess of the federal funds rate, (ii) the rate of interest as announced by JP Morgan as its "prime rate," or (iii) 1.0% in excess of the one month adjusted LIBOR rate, plus an applicable margin (varying from 0.15% to 0.65%) based on the Company's leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At January 28, 2012, the Company had $1.0 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

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

        The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at January 28, 2012, the Company could have borrowed up to $176.4 million under these agreements. At January 28, 2012, the Company had no outstanding borrowings and $3.4 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 1.6% to 4.7%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $46.3 million that has a minimum net equity requirement, there are no other financial ratio covenants.

        From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

        Maturities of debt and capital lease obligations at January 28, 2012 are as follows (in thousands):

	Capital Lease	Debt	Total
Fiscal 2013	$1,719	$311	$2,030
Fiscal 2014	1,712	—	1,712
Fiscal 2015	1,763	—	1,763
Fiscal 2016	1,816	—	1,816
Fiscal 2017	4,915	—	4,915
Thereafter	—	—	—

Total	$11,925	$311	$12,236

(9) Income Taxes

        Income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Federal:
Current	$84,994	$59,720	$60,106
Deferred	(3,136)	11,484	(18)
State:
Current	11,607	7,953	10,820
Deferred	(193)	3,548	(500)
Foreign:
Current	32,975	47,353	49,351
Deferred	2,444	(3,184)	(4,160)

Total	$128,691	$126,874	$115,599

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

        Except where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as the Company intends to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax-effective to do so. That portion of accumulated undistributed earnings of foreign subsidiaries as of January 28, 2012 and January 29, 2011 was approximately $631 million and $514 million, respectively.

        Actual income tax expense differs from expected income tax expense obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Computed "expected" tax expense	$139,769	$147,482	$126,675
State taxes, net of federal benefit	7,419	7,475	6,708
Incremental foreign taxes in excess of/(less than) federal statutory tax rate	(19,457)	(27,822)	(16,434)
Other	960	(261)	(1,350)

Total	$128,691	$126,874	$115,599

        Total income tax expense (benefit) was allocated as follows (in thousands):

	Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Operations	$128,691	$126,874	$115,599
Stockholders' equity	(208)	(8,234)	(8,899)

Total income taxes	$128,483	$118,640	$106,700

        The tax effects of the components of other comprehensive income were allocated as follows (in thousands):

	Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Unrealized net gain (loss) on hedges	$1,170	$(399)	$(2,690)
Unrealized (loss) gain on investments or reclassification of loss to income	(24)	72	58
SERP	(2,057)	(251)	(1,435)

Total income tax (income) expense	$(911)	$(578)	$(4,067)

        Total earnings before income tax expense and noncontrolling interests were comprised of the following (in thousands):

	Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Domestic operations	$245,554	$215,689	$201,081
Foreign operations	153,787	205,688	160,848

Earnings before income tax expense and noncontrolling interests	$399,341	$421,377	$361,929

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of current and non-current deferred tax assets and deferred tax liabilities at January 28, 2012 and January 29, 2011 are presented below (in thousands):

	Jan. 28, 2012	Jan. 29, 2011
Deferred tax assets:
SERP	$23,255	$18,514
Rent expense	13,829	13,394
Deferred compensation	11,748	11,498
Deferred income	9,386	10,944
Bad debt reserve	8,332	7,744
Fixed assets bases difference	7,903	6,694
Uniform capitalization	2,042	1,910
Accrued bonus	1,783	3,802
Net operating losses	1,675	5,098
Inventory valuation	690	1,546
Other	7,712	6,423

Total deferred assets	88,355	87,567
Deferred tax liabilities:
Goodwill amortization	(3,666)	(3,265)
Other	(9,090)	(5,703)
Valuation allowance	(1,984)	(5,023)

Net deferred tax assets	$73,615	$73,576

        Included above at January 28, 2012 and January 29, 2011, are $21.0 million and $18.1 million for current deferred tax assets, respectively, and $52.6 million and $55.5 million for non-current deferred tax assets, respectively. Based on the historical earnings of the Company and projections of future taxable income, management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.

        At January 28, 2012, the Company's U.S. and certain Asian and European retail operations had net operating loss carryforwards of $12.1 million and capital loss carryforwards of $0.2 million. These are comprised of $1.4 million of operating loss carryforwards that have an unlimited carryforward life, $7.1 million of foreign operating loss carryforwards that expire between 2015 and 2022, $0.2 million of U.S. capital loss carryforwards that expire in fiscal 2015 and $3.6 million of state operating loss carryforwards that expire between 2011 and 2020. Based on the historical earnings of these operations, management believes that it is more likely than not that these operations will not generate sufficient income or capital gains to utilize all of the net operating loss and the capital loss. Therefore, the Company has recorded a valuation allowance of $2.0 million, which is a decrease of $3.0 million from the prior year.

        At January 28, 2012, the Company had approximately $16.0 million of total gross unrecognized tax benefits excluding interest and penalties. Of this total, $13.7 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Income Taxes (Continued)

        The following changes occurred in the amount of gross unrecognized tax benefits excluding interest and penalties during fiscal 2012, fiscal 2011 and fiscal 2010 (in thousands):

	Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Beginning Balance	$10,828	$9,615	$3,427
Additions:
Tax positions related to the prior year	4,782	1,002	5,608
Tax positions related to the current year	78	352	1,107
Reductions:
Tax positions related to the prior year	357	—	—
Settlements	—	(141)	(294)
Expiration of statutes of limitation	—	—	(233)

Ending Balance	$16,045	$10,828	$9,615

        The Company and its subsidiaries are subject to U.S. federal and foreign income tax as well as income tax of multiple state and foreign local jurisdictions. From time to time, the Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Although the Company has substantially concluded all U.S. federal, foreign, state and foreign local income tax matters for years through fiscal 2005, as of January 28, 2012, several income tax audits were underway in multiple jurisdictions for various periods after fiscal 2005. In February 2012, the Company received a verbal status update from the Italian tax authority regarding its pending audit of one of the Company's Italian subsidiaries for the 2008 and 2009 fiscal years. While the tax authority has not made a formal tax assessment, based on the verbal status update, the Company believes that it is likely to receive an initial formal claim from the tax authority for these two periods for roughly $11 million, though it is possible that the formal claim will not be consistent with the verbal status update. Further, it is possible that the Company will receive similar or even larger assessments in the future for periods subsequent to fiscal 2009. The Company disagrees with the positions that the Italian tax authority has indicated it may take and intends to vigorously contest any such assessments.

        As required under applicable accounting rules, the Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, could incur as a result of the ultimate resolution of the audits ("uncertain tax positions"). The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events. The Company does not believe that the resolution of open matters will have a material effect on the Company's financial position or liquidity.

        As of January 28, 2012 and January 29, 2011, the Company had $16.7 million and $17.0 million, respectively, of aggregate accruals for uncertain tax positions, including penalties and interest and net of federal tax benefits. The change in the accrual balance from January 29, 2011 to January 28, 2012 resulted primarily from the resolution of uncertain tax positions related to prior years and foreign currency translation.

        The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Net income tax (benefit) expense included interest and penalties related to uncertain tax positions of $(5.8) million, $1.4 million and $4.1 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. As of January 28, 2012 and January 29, 2011, the Company accrued interest and penalties related to uncertain tax positions of $1.4 million and $7.2 million, respectively.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Supplemental Executive Retirement Plan

        On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. Paul Marciano, Chief Executive Officer and Vice Chairman of the Board, is the only active participant in the SERP. Maurice Marciano, non-executive Chairman of the Board of Directors, was an active participant in the SERP until his retirement effective on January 28, 2012. Carlos Alberini, the Company's former President and Chief Operating Officer, was an active participant in the SERP until his departure from the Company on June 1, 2010. Mr. Maurice Marciano and Mr. Alberini will be eligible to receive vested SERP benefits in the future in accordance with the terms of the SERP.

        During the year ended January 28, 2012, the Company recorded a SERP curtailment expense of $1.2 million before taxes related to the accelerated amortization of prior service cost resulting from the retirement of Mr. Maurice Marciano as an employee and executive officer, effective upon the expiration of his employment agreement on January 28, 2012. Mr. Maurice Marciano did not receive or earn any additional SERP-related benefits in connection with his retirement and, as of the date of his retirement, ceased vesting or accruing any additional benefits under the terms of the SERP. During the year ended January 29, 2011, the Company recorded a SERP curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Mr. Alberini from the Company. Mr. Alberini did not receive any termination payments in connection with his departure and, as of the date of his departure, he ceased vesting or accruing any additional benefits under the terms of the SERP. Mr. Maurice Marciano's retirement and Mr. Alberini's departure each resulted in a significant reduction in the total expected remaining years of future service of all SERP participants combined, resulting in the pension curtailment during each of the separate periods.

        As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has and expects to continue to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the active participant and investment performance of the trust. The cash surrender values of the insurance policies were $38.4 million and $32.9 million as of January 28, 2012 and January 29, 2011, respectively, and were included in other assets in the Company's consolidated balance sheets. As a result of a change in value of the insurance policy investments, the Company recorded (losses) gains of $(0.2) million, $2.7 million and $3.1 million in other income during fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

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

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Supplemental Executive Retirement Plan (Continued)

        The components of net periodic pension cost to comprehensive income for fiscal 2012, fiscal 2011 and fiscal 2010, are (in thousands):

	Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Service cost	$—	$69	$213
Interest cost	2,641	2,177	2,053
Net amortization of unrecognized prior service cost	940	1,195	1,743
Net amortization of actuarial losses	2,048	619	—
Curtailment expense	1,242	5,819	—

Net periodic defined benefit pension cost	$6,871	$9,879	$4,009

Unrecognized prior service cost charged to comprehensive income	$940	$1,195	$1,743
Unrecognized net actuarial loss charged to comprehensive income	2,048	619	—
Actuarial losses	(9,342)	(8,361)	(5,569)
Curtailment expense	1,242	5,819	—
Related tax impact	2,057	251	1,435

Total periodic costs and other charges to comprehensive income	$(3,055)	$(477)	$(2,391)

        Included in accumulated other comprehensive income, before tax, as of January 28, 2012 and January 29, 2011 were the following amounts that have not yet been recognized in net periodic benefit cost (in thousands):

	Jan. 28, 2012	Jan. 29, 2011
Unrecognized prior service cost	$3,363	$5,545
Unrecognized net actuarial loss	22,681	15,387

Net balance sheet impact	$26,044	$20,932

        The following chart summarizes the SERP's funded status and the amounts recognized in the Company's consolidated balance sheets (in thousands):

	Jan. 28, 2012	Jan. 29, 2011
Projected benefit obligation	$(59,755)	$(47,772)
Plan assets at fair value(1)	—	—

Net liability (included in other long-term liabilities)	$(59,755)	$(47,772)

(1)
The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table above does not include the insurance policies with cash surrender values of $38.4 million and $32.9 million at January 28, 2012 and January 29, 2011, respectively.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Supplemental Executive Retirement Plan (Continued)

        A reconciliation of the changes in the projected benefit obligation for fiscal 2012 and fiscal 2011 is as follows (in thousands):

Projected Benefit Obligation
Balance at January 30, 2010	$37,165
Service cost	69
Interest cost	2,177
Actuarial losses	8,361

Balance at January 29, 2011	$47,772
Interest cost	2,641
Actuarial losses	9,342

Balance at January 28, 2012	$59,755

        The Company assumed a discount rate of 4.0% at January 28, 2012 compared to 5.5% at January 29, 2011, as part of the actuarial valuation performed to calculate the projected benefit obligation disclosed above, based on the timing of cash flows expected to be made in the future to the participants, applied to high quality yield curves. Compensation levels utilized in calculating the projected benefit obligation were derived from expected future compensation as outlined in employment contracts in effect at the time. At January 28, 2012, amounts included in comprehensive income that are expected to be recognized as components of net periodic defined benefit pension cost in fiscal 2013 consist of amortization of prior service costs of $0.6 million and actuarial losses of $3.3 million. Benefits projected to be paid in the next five fiscal years amount to $5.1 million with one-third of such payments to be paid in each of the third, fourth and fifth years. Aggregate benefits projected to be paid in the following five fiscal years amount to $25.2 million.

(11) Related Party Transactions

        The Company and its subsidiaries periodically enter into transactions with other entities or individuals that are considered related parties, including certain transactions with entities affiliated with trusts for the respective benefit of Paul Marciano, who is an executive of the Company, Maurice Marciano, Chairman of the Board, and Armand Marciano, their brother and former executive of the Company, and certain of their children (the "Marciano Trusts").

Leases

        The Company leases warehouse and administrative facilities, including the Company's corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect at January 28, 2012 with expiration dates ranging from 2012 to 2020. The lease with respect to the Company's corporate headquarters in Los Angeles, California, was amended in August 2010 to extend the term for an additional two years, to 2020. All other terms of the existing corporate headquarters lease remain in full force and effect.

        In September 2010, the Company, through a French subsidiary, entered into a lease for a new showroom and office space located in Paris, France with an entity that is owned in part by an affiliate of the Marciano Trusts. This lease allowed the Company, which previously occupied two separate corporate

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Related Party Transactions (Continued)

locations in Paris, to consolidate its locations into a single improved and larger space. This lease was amended on June 27, 2011 to reconfigure and increase the size of the leased space, resulting in a $0.1 million increase in the current annual rental amount to $1.1 million per year. The Company took possession of the facility on July 1, 2011 and has an option for early termination at the end of the sixth year.

        Aggregate rent and property tax expense under these related party leases for fiscal 2012, fiscal 2011 and fiscal 2010 was $5.3 million, $4.5 million and $4.6 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related. Refer to Note 12 for more information on lease commitments.

Aircraft Arrangements

        The Company periodically charters aircraft owned by MPM Financial, LLC ("MPM Financial"), an entity affiliated with the Marciano Trusts, through independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered and may from time-to-time continue to charter aircraft owned by MPM Financial at a discount from the third party management companies' preferred customer hourly charter rates. The total fees paid under these arrangements for fiscal 2012, fiscal 2011 and fiscal 2010 were approximately $0.8 million, $1.1 million and $0.4 million, respectively.

Other Transactions

        The Company has entered into a consulting agreement with Six Seven Studio, LLC to provide certain brand management and strategy services for the Company's global Guess by Marciano business. The owner of Six Seven Studio, LLC and its primary consultant under the agreement has a personal relationship with Maurice Marciano. Total fees paid under this consulting arrangement for fiscal 2012 were approximately $160,000. No fees were paid in prior periods.

(12) Commitments and Contingencies

Leases

        The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through September 2031. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 11%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through January 2017. As discussed in further detail in Note 8, the Company leases a building in Florence, Italy under a capital lease.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

        Future minimum property and equipment lease payments under the capital lease and non-cancelable operating leases at January 28, 2012 are as follows (in thousands):

		Operating Leases
	Capital Lease	Non- Related Parties	Related Parties	Total
Fiscal 2013	$2,197	$175,537	$5,021	$182,755
Fiscal 2014	2,118	163,762	4,969	170,849
Fiscal 2015	2,096	152,149	4,965	159,210
Fiscal 2016	2,073	132,383	4,918	139,374
Fiscal 2017	4,943	113,660	4,397	123,000
Thereafter	—	321,994	15,182	337,176

Total minimum lease payments	$13,427	$1,059,485	$39,452	$1,112,364

Less interest	(1,502)

Capital lease obligations	$11,925
Less current portion	(1,719)

Long-term capital lease obligations	$10,206

        Rental expense for all property and equipment operating leases during fiscal 2012, fiscal 2011 and fiscal 2010 aggregated $252.4 million, $217.8 million and $180.5 million, respectively, including percentage rent of $71.7 million, $57.6 million and $33.8 million, respectively.

Purchase Commitments

        Inventory purchase commitments as of January 28, 2012 were $184.7 million. These purchase commitments can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations. Accordingly, a comparison of purchase orders from period to period is not necessarily meaningful.

Incentive Bonuses

        Certain officers and key employees of the Company are eligible to receive annual cash incentive bonuses based on the achievement of certain performance criteria. These bonuses are based on performance measures such as earnings per share and earnings from operations of the Company or particular segments thereof, as well as other objective and subjective criteria as determined by the Compensation Committee of the Board of Directors. In addition to such annual incentive opportunities, Paul Marciano, Chief Executive Officer and Vice Chairman of the Company, is entitled to receive a $3.5 million special cash bonus in December 2012 related to the Company's receipt of a fixed cash rights payment of $35.0 million in January 2012 from one of its licensees. In connection with this special bonus, the Company will accrue an aggregate expense of $3.5 million, plus applicable payroll taxes, through December 2012, $2.7 million of which was accrued as of January 28, 2012.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Commitments and Contingencies (Continued)

Service Provider Transition

        During fiscal 2012, the Company experienced a temporary disruption in service with one of its third party logistics service providers in Europe. Following this disruption in service, on July 29, 2011, the Company entered into a settlement agreement with this service provider to facilitate a transition to a new service provider and recorded a settlement charge of $19.5 million related to amounts paid in connection with this agreement. The settlement charge is included within operating expenses of the Europe segment for fiscal 2012.

Litigation

        On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint seeks injunctive relief, compensatory damages, including treble damages, and certain other relief. A similar complaint has also been filed against the Company and one of its Italian subsidiaries in the Court of Milan, Italy. On February 14, 2012, the court in the U.S. matter granted the Company's motion for summary judgment with respect to certain of the claims made by the plaintiff. However, summary judgment was not granted for a majority of the claims. A trial date for the remaining U.S. claims is scheduled for March 26, 2012. In its Opinion and Order with respect to the motion for summary judgment, the court indicated that the plaintiff is seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, in each case from all defendants in the aggregate. Although the Company believes that it has a strong position and will continue to vigorously defend these matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcome will have a material impact on the Company's financial position or results of operations.

        The Company is also involved in various other claims and other matters incidental to the Company's business, the resolution of which is not expected to have a material adverse effect on the Company's financial position or results of operations. No material amounts were accrued as of January 28, 2012 or January 29, 2011 related to any of the Company's legal proceedings.

Redeemable Noncontrolling Interests

        In connection with the acquisition of two majority-owned subsidiaries, the Company is party to put arrangements with respect to the common securities that represent the remaining noncontrolling interests of the acquired companies. Each put arrangement is exercisable by the counter-party outside the control of the Company by requiring the Company to redeem the counterparty's entire equity stake in the subsidiary at a put price based on a multiple of earnings formula. Each put arrangement is recorded on the balance sheet at its redemption value and classified as a redeemable noncontrolling interest outside of permanent equity. As of January 28, 2012, the redeemable noncontrolling interests of $8.3 million was composed of redemption values related to the Focus Europe S.r.l. ("Focus") and Guess Sud SAS ("Guess Sud") put arrangements of $4.2 million and $4.1 million, respectively. As of January 29, 2011, the redeemable noncontrolling interests of $14.7 million was composed of redemption values related to the Focus and Guess Sud put arrangements of $10.7 million and $4.0 million, respectively.

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

        The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the minority owners by providing written notice to the Company anytime after January 30, 2012. The redemption value of the Guess Sud put arrangement is based on a multiple of Guess Sud's earnings before interest, taxes, depreciation and amortization.

        A reconciliation of the total carrying amount of redeemable noncontrolling interests for fiscal 2012 and fiscal 2011 is as follows (in thousands):

	Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011
Beginning balance	$14,711	$13,813
Foreign currency translation adjustment	(646)	(245)
Redeemable noncontrolling interest redemption value adjustments	(5,772)	1,143

Ending balance	$8,293	$14,711

(13) Savings Plans

        The Company established the Guess?, Inc. Savings Plan (the "Savings Plan") under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees ("associates") may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines, and the Company may make matching contributions in amounts not to exceed 3.0% of the associates' annual compensation. Investment selections consist of mutual funds and do not include any Company common stock. The Company's contributions to the Savings Plan for fiscal 2012, fiscal 2011 and fiscal 2010 amounted to $1.2 million, $1.1 million and $1.1 million, respectively.

        Effective January 1, 2006, the Company adopted a Non-qualified Deferred Compensation Plan (the "DCP"). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses. The deferred amounts and earnings thereon are payable to participants at specified future distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or installments, pursuant to elections under the rules of the DCP. The participants to the DCP have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The Company has purchased corporate-owned life insurance, which is held in a rabbi trust, to offset this liability. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. All earnings and expenses of the rabbi trust are reported in the Company's consolidated statement of income in other income and expenses. For fiscal 2012, fiscal 2011 and fiscal 2010, the Company incurred (losses) gains of $(0.1) million, $0.7 million and $3.6 million, respectively, related to the change in the value of the insurance policy investments. The deferred compensation liability as of January 28, 2012 and January 29, 2011 was $6.8 million and $6.5 million, respectively. The related long-term asset was $12.3 million as of both January 28, 2012 and January 29, 2011.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Quarterly Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information for fiscal 2012 and fiscal 2011 (in thousands, except per share data):

Year ended January 28, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$592,244	$677,159	$642,803	$775,842
Gross profit	249,220	299,854	277,466	337,745
Net earnings attributable to Guess?, Inc.	42,682	60,657	66,295	95,866
Net earnings per common share attributable to common stockholders:
Basic	$0.46	$0.65	$0.71	$1.05
Diluted	$0.46	$0.65	$0.71	$1.05

Year ended January 29, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$539,341	$577,135	$613,903	$756,915
Gross profit	235,251	252,236	266,397	336,348
Net earnings attributable to Guess?, Inc.	50,335	66,758	69,089	103,326
Net earnings per common share attributable to common stockholders:
Basic	$0.54	$0.72	$0.75	$1.12
Diluted	$0.54	$0.72	$0.75	$1.11

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

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Segment Information (Continued)

        Segment information is summarized as follows (in thousands):

	Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Net revenue:
Europe	$1,010,896	$920,327	$747,242
North American Retail	1,117,643	1,069,893	983,903
Asia	250,727	200,891	147,287
North American Wholesale	187,362	180,961	152,682
Licensing	121,420	115,222	97,352

	$2,688,048	$2,487,294	$2,128,466

Earnings (loss) from operations:
Europe	$167,014	$193,309	$173,235
North American Retail	133,184	122,583	132,287
Asia	28,463	28,631	15,825
North American Wholesale	47,162	46,153	35,166
Licensing	108,638	104,165	86,640
Corporate Overhead	(87,226)	(90,208)	(84,337)

	$397,235	$404,633	$358,816

Capital expenditures:
Europe	$38,818	$52,125	$32,362
North American Retail	65,329	59,217	27,290
Asia	10,696	5,714	5,233
North American Wholesale	1,541	477	1,221
Licensing	24	—	—
Corporate Overhead	7,123	5,532	16,180

	$123,531	$123,065	$82,286

	Jan. 28, 2012	Jan. 29, 2011
Total assets:
Europe	$839,950	$782,613
North American Retail	342,790	317,819
Asia	140,074	115,964
North American Wholesale	176,185	92,879
Licensing	12,119	25,175
Corporate Overhead	333,357	351,354

	$1,844,475	$1,685,804

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Segment Information (Continued)

        The table below presents information related to geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company's customer is located (in thousands):

	Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Net revenue:
U.S.	$1,031,131	$989,243	$908,107
Italy	375,385	418,115	366,563
Canada	295,574	286,449	252,523
Other foreign countries	985,958	793,487	601,273

	$2,688,048	$2,487,294	$2,128,466

	Jan. 28, 2012	Jan. 29, 2011
Long-lived assets:
U.S.	$168,321	$150,958
Italy	56,516	58,838
Canada	48,312	41,488
Other foreign countries	161,345	134,528

	$434,494	$385,812

(16) Earnings per Share

        The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands):

	Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Net earnings attributable to Guess?, Inc.	$265,500	$289,508	$242,761
Less net earnings attributable to nonvested restricted stockholders	2,074	2,803	3,498

Net earnings attributable to common stockholders	$263,426	$286,705	$239,263

Weighted average common shares used in basic computations	91,533	91,410	90,893
Effect of dilutive securities:
Stock options and restricted stock units	415	705	699

Weighted average common shares used in diluted computations	91,948	92,115	91,592

Net earnings per common share attributable to common stockholders:
Basic	$2.88	$3.14	$2.63
Diluted	$2.86	$3.11	$2.61

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Earnings per Share (Continued)

        For fiscal 2012, fiscal 2011 and fiscal 2010, equity awards granted for 935,712, 697,351 and 1,391,350, respectively, of the Company's common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

(17) Share-Based Compensation

        The Company has four share-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the "Plan") provides that the Board of Directors may grant stock options and other equity awards to officers, key employees and certain consultants and advisors to the Company or any of its subsidiaries. The Plan authorizes the issuance of up to 20,000,000 shares of common stock. At January 28, 2012 and January 29, 2011, there were 13,429,837 and 13,723,669 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. The three most recent annual grants have initial vesting periods of nine months, ten months and nine months, respectively, followed by three annual vesting periods. The Guess?, Inc. Employee Stock Purchase Plan ("ESPP") allows for qualified employees to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Guess?, Inc. 2006 Non-Employee Directors' Stock Grant and Stock Option Plan (the "Director Plan") provides for the grant of equity awards to non-employee directors. The Director Plan authorizes the issuance of up to 2,000,000 shares of common stock which consists of 1,000,000 shares that were initially approved for issuance on July 30, 1996 plus an additional 1,000,000 shares that were approved for issuance effective May 9, 2006. At January 28, 2012 and January 29, 2011, there were 930,338 and 951,373 shares available for grant under this plan, respectively. In addition, the Guess?, Inc. 1996 Equity Incentive Plan, under which equity grants have not been permitted since the approval of the Plan in 2004, continues to govern outstanding awards previously made thereunder.

        On June 18, 2011, Maurice Marciano, the Company's then-serving executive Chairman of the Board of Directors, notified the Company of his decision to retire as an employee and executive officer effective January 28, 2012, the end of fiscal 2012. Mr. Marciano will continue to serve as non-executive Chairman of the Board of Directors. In accordance with the terms of Mr. Marciano's employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement, under which Mr. Marciano will provide certain consulting services to the Company through January 2014. In connection with the ongoing services to be provided, Mr. Marciano's outstanding equity awards were modified to provide that all awards that would have otherwise been unvested and forfeited at January 28, 2012, will continue to vest in accordance with the original vesting terms for as long as Mr. Marciano continues to serve as a member of the Board of Directors of the Company. The original grant date fair value of the modified equity awards aggregated $4.7 million while the modified grant date fair value aggregated $5.0 million. As a result of the modification, compensation expense of $2.5 million was accelerated and recorded in fiscal 2012.

        On May 1, 2008, the Company granted an aggregate of 167,000 nonvested stock awards to certain employees which are subject to certain annual performance-based vesting conditions over a five-year period. On October 30, 2008, the Company granted an aggregate of 563,400 nonvested stock options to certain employees scheduled to vest over a four-year period, subject to the achievement of performance-based vesting conditions for fiscal 2010. During the first quarter of fiscal 2010, the Compensation Committee determined that the performance goals established in the prior year were no longer set at an

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Share-Based Compensation (Continued)

appropriate level to incentivize and help retain employees given the greater than previously anticipated deterioration of the economy that had occurred since the goals were established. Therefore, in April 2009, the Compensation Committee modified the performance goals of that year's tranche of the outstanding performance-based stock awards and options to address the challenges associated with the economic environment. During first quarter of fiscal 2011 and fiscal 2012, the Compensation Committee modified the performance goals of the respective year's tranche of the outstanding performance-based stock awards to address the continuing challenges associated with the economic environment. None of the modifications had a material impact on the consolidated financial statements of the Company.

        Compensation expense for new stock options and nonvested stock awards is recognized on a straight-line basis over the vesting period. The Company estimates forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur.

        The following table summarizes the share-based compensation expense recognized under all of the Company's stock plans during fiscal 2012, fiscal 2011 and fiscal 2010 (in thousands):

	Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Stock options	$7,123	$7,755	$8,051
Nonvested stock awards/units	20,584	21,199	18,923
ESPP	393	358	365

Total share-based compensation expense	$28,100	$29,312	$27,339

Stock options

        The following table summarizes the stock option activity under all of the Company's stock plans during fiscal 2012:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at January 29, 2011	2,204,319	$27.50
Granted	384,600	36.71
Exercised	(337,809)	21.30
Forfeited	(233,825)	33.42
Expired	—	—

Options outstanding at January 28, 2012	2,017,285	$29.61	6.91	$10,577

Exercisable at January 28, 2012	1,209,010	$27.91	6.01	$8,325

Options exercisable and expected to vest at January 28, 2012	1,979,293	$29.53	6.87	$10,551

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Share-Based Compensation (Continued)

        The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during fiscal 2012, fiscal 2011 and fiscal 2010.

Valuation Assumptions	Year ended Jan. 28, 2012	Year ended Jan. 29, 2011	Year ended Jan. 30, 2010
Risk-free interest rate	1.1%	1.4%	1.3%
Expected stock price volatility	48.5%	47.8%	61.3%
Expected dividend yield	2.2%	1.6%	1.8%
Expected life of stock options in years	3.7	3.7	3.7

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

        The weighted-average grant-date fair value of options granted was $11.58, $14.36 and $8.97 during fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The total intrinsic value of stock options exercised during fiscal 2012, fiscal 2011 and fiscal 2010 was $5.9 million, $24.9 million and $19.7 million, respectively. The intrinsic value of stock options is defined as the difference between the Company's stock price on the exercise date and the grant-date exercise price. The total cash received from option exercises was $7.2 million, $19.9 million and $7.4 million during fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

        The excess tax benefit realized for the tax deductions from option exercises for fiscal 2012 was $1.1 million and is included in cash flows from financing activities for fiscal 2012. The excess tax shortfall of $0.4 million was included in cash flows from operating activities for fiscal 2012. The compensation expense recognized was $7.1 million before the recognized income tax benefit of $2.7 million during fiscal 2012. As of January 28, 2012, there was approximately $7.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Nonvested stock awards/units

        The following table summarizes the nonvested stock awards/units activity under all of the Company's stock plans during fiscal 2012:

	Number of Shares/Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 29, 2011	1,032,854	$35.95
Granted	347,535	38.98
Vested	(534,762)	36.28
Forfeited	(112,360)	42.13

Nonvested at January 28, 2012	733,267	$36.20

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Share-Based Compensation (Continued)

        The weighted-average grant-date fair value of nonvested stock awards/units granted was $38.98, $45.51 and $20.03 during fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The total fair value at grant date of previously nonvested stock awards/units that were vested during fiscal 2012, fiscal 2011 and fiscal 2010 was $19.4 million, $20.5 million and $16.0 million, respectively. During fiscal 2012, fiscal 2011 and fiscal 2010 the total intrinsic value of nonvested stock awards/units that vested was $19.3 million, $26.7 million and $14.3 million, respectively.

        The excess tax benefit realized for the tax deductions from vested shares and dividends paid on unvested shares for fiscal 2012 was $0.9 million and has been included in cash flows from financing activities for fiscal 2012. The excess tax shortfall of $1.5 million was included in cash flows from operating activities for fiscal 2012. The total intrinsic value of nonvested stock awards/units outstanding and unvested at January 28, 2012 was $21.5 million. The compensation expense included in SG&A expense recognized during fiscal 2012 was $20.6 million, before the recognized income tax benefit of $7.5 million. As of January 28, 2012, there was approximately $16.1 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock awards/units. This cost is expected to be recognized over a weighted-average period of 1.6 years.

ESPP

        In January 2002, the Company established an ESPP, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. Prior to March 4, 2009, the ESPP was a straight purchase plan with no holding period requirement. Effective March 4, 2009, the ESPP was amended to require participants to hold any shares purchased under the ESPP after April 1, 2009 for a minimum period of six months after purchase. In addition, all Company employees are subject to the terms of the Company's securities trading policy which generally prohibits the purchase or sale of any Company securities during the two weeks before the end of each fiscal quarter through two days after the public announcement by the Company of its earnings for that period. On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 4,000,000 shares of common stock for the ESPP. On March 12, 2012 the Board of Directors approved a restatement of the ESPP which extended the term for an additional ten years, subject to shareholder approval at the Company's 2012 annual meeting.

        During fiscal 2012, fiscal 2011 and fiscal 2010, 47,456 shares, 42,695 shares and 73,810 shares of the Company's common stock were issued pursuant to the ESPP at an average price of $29.00, $30.69 and $16.92 per share, respectively.

        The fair value of stock compensation expense associated with the Company's ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model and the following weighted-average assumptions for grants during fiscal 2012, fiscal 2011 and fiscal 2010.

Valuation Assumptions	Year ended Jan. 28, 2012	Year ended Jan. 29, 2011	Year ended Jan. 30, 2010
Risk-free interest rate	0.1%	0.1%	0.2%
Expected stock price volatility	49.0%	43.4%	62.3%
Expected dividend yield	2.2%	1.6%	2.4%
Expected life of ESPP options (in months)	3	3	3

        The weighted-average grant-date fair value of ESPP options granted during fiscal 2012, fiscal 2011 and fiscal 2010 was $9.35, $9.39 and $5.19, respectively.

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

        Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date.

        Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e. interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

        Level 3—Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company's own data.

        The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 28, 2012 and January 29, 2011 (in thousands):

	Fair Value Measurements at Jan. 28, 2012				Fair Value Measurements at Jan. 29, 2011
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$8,315	$—	$8,315	$—	$3,227	$—	$3,227
Held-to-maturity securities	4,060	—	—	4,060	15,087	—	—	15,087
Available-for-sale securities	16,201	—	—	16,201	6,139	—	—	6,139

Total	$20,261	$8,315	$—	$28,576	$21,226	$3,227	$—	$24,453

Liabilities:
Foreign exchange currency contracts	$—	$1,107	$—	$1,107	$—	$7,766	$—	$7,766
Interest rate swaps	—	975	—	975	—	868	—	868
Deferred compensation obligations	—	6,762	—	6,762	—	6,456	—	6,456

Total	$—	$8,844	$—	$8,844	$—	$15,090	$—	$15,090

        The fair values of the Company's available-for-sale and held-to-maturity securities are based on quoted prices. The fair value of interest rate swaps are based on inputs corroborated by observable market data. Foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of inventory and intercompany transactions and certain expenses by non-U.S. subsidiaries. The fair values of the Company's foreign exchange forward contracts are based on quoted foreign exchange forward rates at the reporting date. Deferred compensation obligations to employees are adjusted based on changes in the fair value of the underlying employee-directed investments. Fair value of these obligations is based upon inputs corroborated by observable market data.

        At January 28, 2012, the Company's held-to-maturity securities consisted of corporate bonds maturing in September 2012 which are recorded at amortized cost and presented as short-term investments in the accompanying consolidated balance sheets. The Company presently does not intend to sell these investments and believes it is more likely than not that the Company will not be required to sell the

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Fair Value Measurements (Continued)

investments before recovery of their amortized cost bases. At January 29, 2011, the Company's held-to-maturity securities consisted of government agency notes that matured during the second quarter of fiscal 2012. The amortized cost of held-to-maturity securities at January 28, 2012 and January 29, 2011 was $4.1 million and $15.1 million, respectively, which approximated fair value.

        Available-for-sale securities are recorded at fair value and are included in other assets in the accompanying consolidated balance sheets. At January 28, 2012, available-for-sale securities consisted of $15.7 million of corporate bonds with maturity dates ranging from January 2013 to September 2014 and $0.5 million of marketable equity securities. At January 29, 2011, available-for-sale securities consisted of $5.7 million of corporate bonds and $0.4 million of marketable equity securities. Unrealized gains (losses), net of taxes, are included as a component of stockholders' equity and comprehensive income. The accumulated unrealized losses, net of taxes, included in accumulated other comprehensive income related to available-for-sale securities owned by the Company at January 28, 2012 were minimal. The accumulated unrealized gains, net of taxes, included in accumulated other comprehensive income related to available-for-sale securities owned by the Company at January 29, 2011 were minimal. Included in other income for fiscal 2011 is a $1.2 million gain recorded in connection with the sale of available-for-sale marketable securities.

        The carrying amount of the Company's remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company's debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company's incremental borrowing rate. At January 28, 2012 and January 29, 2011, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.

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

        The Company's objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British pounds or Swiss francs and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound intercompany liabilities. In addition, certain sales, operating expenses, and tax liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Derivative Financial Instruments (Continued)

        The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of January 28, 2012, credit risk has not had a significant effect on the fair value of the Company's foreign currency contracts.

        The Company also has interest rate swap agreements, which are not designated as hedges for accounting purposes, to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company's variable rate capital lease obligation, thus reducing the impact of interest rate changes on future interest cash flows. For fiscal 2012, the Company recorded a net loss of $0.2 million in other income related to the interest rate swaps. Refer to Note 8 for further information.

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

        From time to time, Swiss franc forward contracts have been used in the past to hedge certain anticipated Swiss operating expenses over specific months. Changes in the fair value of the Swiss franc forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within stockholders' equity, and are recognized in SG&A expense in the period which approximates the time the expenses are incurred.

        The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Derivative Financial Instruments (Continued)

Summary of Derivative Instruments

        The fair value of derivative instruments in the consolidated balance sheet as of January 28, 2012 and January 29, 2011 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Jan. 28, 2012	Fair Value at Jan. 29, 2011
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	$3,113	$1,137
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	5,202	2,090

Total		$8,315	$3,227

LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	$641	$1,598
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	466	6,168
Interest rate swaps	Long-term liabilities	975	868

Total derivatives not designated as hedging instruments		1,441	7,036

Total		$2,082	$8,634

Forward Contracts Designated as Cash Flow Hedges

        During fiscal 2012, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$148.9 million and US$41.5 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of January 28, 2012, the Company had forward contracts outstanding for its European and Canadian operations of US$90.0 million and US$41.5 million, respectively, which are expected to mature over the next 11 months. At January 29, 2011, the Company had forward contracts outstanding for its European and Canadian operations of US$71.6 million and US$52.3 million, respectively.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Derivative Financial Instruments (Continued)

        The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for fiscal 2012, fiscal 2011 and fiscal 2010 (in thousands):

			Gain/(Loss) Reclassified from Accumulated OCI into Income
	Gain/(Loss) Recognized in OCI
		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income(1)
	Year Ended Jan. 28, 2012		Year Ended Jan. 28, 2012
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	$935	Cost of sales	$(6,641)
Foreign exchange currency contracts	—	SG&A expenses	—
Foreign exchange currency contracts	(90)	Other expense	268

			Gain/(Loss) Reclassified from Accumulated OCI into Income
	Gain/(Loss) Recognized in OCI
		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income(1)
	Year Ended Jan. 29, 2011		Year Ended Jan. 29, 2011
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	$(1,197)	Cost of sales	$2,648
Foreign exchange currency contracts	—	SG&A expenses	—
Foreign exchange currency contracts	1,271	Other expense	1,486

			Gain/(Loss) Reclassified from Accumulated OCI into Income
	Gain/(Loss) Recognized in OCI
		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income(1)
	Year Ended Jan. 30, 2010		Year Ended Jan. 30, 2010
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	$(2,915)	Cost of sales	$6,479
Foreign exchange currency contracts	(166)	SG&A expenses	406
Foreign exchange currency contracts	580	Other expense	(101)

(1)
The ineffective portion was immaterial during fiscal 2012, fiscal 2011 and fiscal 2010 and was recorded in net earnings and included in interest income/expense.

        As of January 28, 2012, accumulated other comprehensive income included an unrealized gain of approximately US$4.3 million, net of tax, of which $4.1 million will be recognized in other income or cost of product sales over the following 12 months at the then current values on a pre-tax basis, which can be different than the current year-end values.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Derivative Financial Instruments (Continued)

        The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011
Beginning balance (loss) gain	$(1,789)	$1,845
Net gains from changes in cash flow hedges	662	295
Net losses (gains) reclassified to income	5,386	(3,929)

Ending balance gain (loss)	$4,259	$(1,789)

Forward Contracts Not Designated as Cash Flow Hedges

        As of January 28, 2012, the Company had euro foreign currency contracts to purchase US$88.0 million expected to mature over the next 11 months, Canadian dollar foreign currency contracts to purchase US$50.5 million expected to mature over the next eight months, Swiss franc foreign currency contracts to purchase US$14.0 million expected to mature over the next nine months and GBP5.0 million of foreign currency contracts to purchase euros expected to mature over the next seven months.

        As of January 29, 2011, the Company had euro foreign currency contracts to purchase US$70.0 million, Canadian dollar foreign currency contracts to purchase US$67.7 million, Swiss franc foreign currency contracts to purchase US$30.1 million and GBP11.3 million of foreign currency contracts to purchase euros.

        The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as cash flow hedges in other income and expense for fiscal 2012, fiscal 2011 and fiscal 2010 (in thousands):

		Gain/(Loss) Recognized in Income
	Location of Gain/(Loss) Recognized in Income
		Year Ended Jan. 28, 2012	Year Ended Jan. 29, 2011	Year Ended Jan. 30, 2010
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$4,254	$(119)	$(10,567)
Interest rate swaps	Other income/expense	(171)	313	(455)

(20) Share Repurchase Program

        On March 14, 2011, the Company's Board of Directors terminated the previously authorized 2008 Share Repurchase Program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250.0 million of the Company's common stock (the "2011 Share Repurchase Program"). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. During fiscal 2012, the Company repurchased 3,216,514 shares under the 2011 Share Repurchase Program at an aggregate cost of

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) Share Repurchase Program (Continued)

$92.0 million. There were no share repurchases under the 2008 Share Repurchase Programs during fiscal 2012. During fiscal 2011, the Company repurchased 1,500,000 shares under the 2008 Share Repurchase Program at an aggregate cost of $49.3 million. During fiscal 2010, the Company repurchased 407,600 shares under the 2008 Share Repurchase Program at an aggregate cost of $5.3 million. At January 28, 2012, the Company had remaining authority under the 2011 Share Repurchase Program to purchase $158.0 million of its common stock.

(21) Subsequent Events

        On March 14, 2012, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company's common stock. The cash dividend will be payable on April 13, 2012 to shareholders of record as of the close of business on March 28, 2012.

SCHEDULE II
GUESS?, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended January 28, 2012, January 29, 2011, and January 30, 2010
(in thousands)

	Balance at beginning of period	Costs charged / credited to expenses	Deductions and write-offs	Balance at end of period
Description
As of January 28, 2012
Allowance for accounts receivable	$15,993	$35,934	$(32,504)	$19,423
Allowance for royalties receivable	763	(361)	—	402
Allowance for sales returns	16,514	66,155	(64,363)	18,306
As of January 29, 2011
Allowance for accounts receivable	$16,208	$31,485	$(31,700)	$15,993
Allowance for royalties receivable	653	110	—	763
Allowance for sales returns	16,299	66,168	(65,953)	16,514
As of January 30, 2010
Allowance for accounts receivable	$13,832	$32,502	$(30,126)	$16,208
Allowance for royalties receivable	518	135	—	653
Allowance for sales returns	15,887	38,134	(37,722)	16,299

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:	/s/ PAUL MARCIANO Paul Marciano Chief Executive Officer and Vice Chairman of the Board
Date: March 22, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL MARCIANO Paul Marciano	Chief Executive Officer, Vice Chairman of the Board and Director (Principal Executive Officer)	March 22, 2012
/s/ DENNIS R. SECOR Dennis R. Secor	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 22, 2012
/s/ MAURICE MARCIANO Maurice Marciano	Chairman of the Board of Directors	March 22, 2012
/s/ JUDITH BLUMENTHAL Judith Blumenthal	Director	March 22, 2012
/s/ GIANLUCA BOLLA Gianluca Bolla	Director	March 22, 2012
/s/ ANTHONY CHIDONI Anthony Chidoni	Director	March 22, 2012
/s/ KAY ISAACSON-LEIBOWITZ Kay Isaacson-Leibowitz	Director	March 22, 2012
/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Director	March 22, 2012

Exhibit Index

Exhibit Number	Description
3.1.	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant's Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.1.	1996 Equity Incentive Plan (incorporated by reference from Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.2.	First Amendment to the 1996 Equity Incentive Plan (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended February 2, 2008).
*10.3.	2004 Equity Incentive Plan (Amended and Restated as of April 15, 2011) (incorporated by reference from the Registrant's Current Report on Form 8-K filed April 21, 2011).
*10.4.	2006 Non-Employee Directors' Stock Grant and Stock Option Plan (As Amended and Restated Effective September 13, 2010) (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2010).
*10.5.	Annual Incentive Bonus Plan (As Amended and Restated May 17, 2010) (incorporated by reference from Appendix A to the Registrant's Definitive Proxy Statement on Form 14A filed May 25, 2010).
*10.6.	2002 Employee Stock Purchase Plan (Amended and Restated Effective March 4, 2009) (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2010).
†*10.7.	2002 Employee Stock Purchase Plan (Amended and Restated March 12, 2012).
*10.8.	Consulting Agreement dated June 20, 2011 between the Registrant and Maurice Marciano (incorporated by reference from the Registrant's Current Report on Form 8-K filed June 20, 2011).
*10.9.	Amended and Restated Executive Employment Agreement dated December 18, 2008 between the Registrant and Maurice Marciano (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 2009).
*10.10.	Amended and Restated Executive Employment Agreement dated December 18, 2008 between the Registrant and Paul Marciano (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 2009).
*10.11.	Employment Letter Agreement dated February 20, 2004 between the Registrant and Michael Relich (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).
*10.12.	Employment Letter Agreement dated June 8, 2006 between the Registrant and Dennis Secor (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).
*10.13.	Employment Letter Agreement dated October 4, 2010 between the Registrant and J. Michael Prince (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2010).
*10.14.	Written Description of Performance-Based Bonus Criteria for Paul Marciano (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 2005).
*10.15.	Restricted Stock Agreement dated as of January 1, 2007 between the Registrant and Paul Marciano (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).
*10.16.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant's Current Report on Form 8-K filed May 16, 2005).

Exhibit Number	Description
*10.17.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant's Current Report on Form 8-K filed May 16, 2005).
*10.18.	Indemnification Agreements between the Registrant and certain executives and directors (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
*10.19.	Nonqualified Deferred Compensation Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 2009).
*10.20.	Supplemental Executive Retirement Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 31, 2009).
10.21.	Lease Agreement between the Registrant and Robert Pattillo Properties, Inc. (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
10.22.	First Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant's corporate headquarters (including original lease agreement) (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2010).
10.23.	Second Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant's corporate headquarters (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2010).
10.24.	Licensing Contribution Agreement dated as of April 28, 2003, by and between Guess? Licensing, Inc. and Guess? IP Holder L.P. (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).
10.25.	Guess? License Agreement dated as of April 28, 2003, by and between Guess? IP Holder L.P. and the Registrant (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).
10.26.	Credit Agreement dated as of July 6, 2011 among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from the Registrant's Current Report on Form 8-K filed July 6, 2011).
†21.1.	List of Subsidiaries.
†23.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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