Form 10-Q
period 2012-04-28
GUESS INC
filed 2012-06-05
CIK 912463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

As of May 31, 2012 the registrant had 89,970,564 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Apr. 28, 2012	Jan. 28, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$480,353	$491,805
Short-term investments	9,618	4,060
Accounts receivable, net	335,517	340,602
Inventories	334,235	328,602
Other current assets	81,788	96,413
Total current assets	1,241,511	1,261,482
Property and equipment, net	354,394	348,885
Goodwill	29,135	29,070
Other intangible assets, net	10,297	10,697
Long-term deferred tax assets	51,786	52,613
Other assets	152,621	141,728
	$1,839,744	$1,844,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations and borrowings	$1,967	$2,030
Accounts payable	188,732	224,859
Accrued expenses	198,475	193,147
Total current liabilities	389,174	420,036
Capital lease obligations	9,807	10,206
Deferred rent and lease incentives	90,808	87,795
Other long-term liabilities	131,170	123,880
	620,959	641,917
Redeemable noncontrolling interests	10,342	8,293

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 138,414,402 and 138,089,021 shares, outstanding 89,970,864 and 89,631,328 shares, at April 28, 2012 and January 28, 2012, respectively	900	896
Paid-in capital	405,082	400,178
Retained earnings	1,161,695	1,155,696
Accumulated other comprehensive income (loss)	(22,518)	(23,197)
Treasury stock, 48,443,538 and 48,457,693 shares at April 28, 2012 and January 28, 2012, respectively	(357,838)	(357,943)
Guess?, Inc. stockholders’ equity	1,187,321	1,175,630
Nonredeemable noncontrolling interests	21,122	18,635
Total stockholders’ equity	1,208,443	1,194,265
	$1,839,744	$1,844,475

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	Apr. 28, 2012	Apr. 30, 2011

Product sales	$550,366	$563,399
Net royalties	28,900	28,845
Net revenue	579,266	592,244

Cost of product sales	344,190	344,214
Gross profit	235,076	248,030

Selling, general and administrative expenses	195,935	177,097
Earnings from operations	39,141	70,933

Other income (expense):
Interest expense	(384)	(405)
Interest income	694	1,295
Other income (expense), net	568	(10,002)
	878	(9,112)

Earnings before income tax expense	40,019	61,821

Income tax expense	12,806	18,237
Net earnings	27,213	43,584

Net earnings attributable to noncontrolling interests	567	902
Net earnings attributable to Guess?, Inc.	$26,646	$42,682

Net earnings per common share attributable to common stockholders (Note 2):
Basic	$0.30	$0.46
Diluted	$0.30	$0.46

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	89,190	91,629
Diluted	89,510	92,171

Dividends declared per common share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	Apr. 28, 2012	Apr. 30, 2011
Net earnings	$27,213	$43,584
Other comprehensive income (loss):
Foreign currency translation adjustment	2,720	49,733
Net unrealized gain (loss) on hedges
Net gains (losses) arising during the period	(3,495)	(9,710)
Less income tax effect	701	1,706
Net unrealized gain (loss) on investments
Net gains (losses) arising during the period	232	137
Less income tax effect	(89)	(50)
Supplemental Executive Retirement Plan (“SERP”)
Actuarial loss amortization	835	589
Prior service cost amortization	155	388
Less income tax effect	(378)	(336)
Total comprehensive income	27,894	86,041
Less comprehensive income attributable to noncontrolling interests:
Net earnings	567	902
Foreign currency translation adjustment	2	1,042
Amounts attributable to noncontrolling interests	569	1,944
Comprehensive income attributable to Guess?, Inc.	$27,325	$84,097

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	Apr. 28, 2012	Apr. 30, 2011

Cash flows from operating activities:
Net earnings	$27,213	$43,584
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,247	19,260
Amortization of intangible assets	474	634
Share-based compensation expense	4,802	7,255
Unrealized forward contract losses	1,465	13,758
Net loss on disposition of property and equipment	81	1,150
Other items, net	(537)	(158)
Changes in operating assets and liabilities:
Accounts receivable	5,629	2,663
Inventories	(6,204)	4,442
Prepaid expenses and other assets	5,911	(5,152)
Accounts payable and accrued expenses	(32,387)	(40,885)
Deferred rent and lease incentives	2,991	398
Other long-term liabilities	6,968	886
Net cash provided by operating activities	36,653	47,835
Cash flows from investing activities:
Purchases of property and equipment	(25,441)	(30,894)
Acquisition of lease interest	—	(1,339)
Net cash settlement of forward contracts	2,348	(1,600)
Purchases of investments	(8,291)	(10,248)
Net cash used in investing activities	(31,384)	(44,081)
Cash flows from financing activities:
Repayment of borrowings and capital lease obligations	(491)	(444)
Dividends paid	(18,087)	(18,582)
Issuance of common stock, net of nonvested award repurchases	1,078	(1,296)
Excess tax benefits from share-based compensation	18	913
Net cash used in financing activities	(17,482)	(19,409)
Effect of exchange rates on cash and cash equivalents	761	15,392
Net decrease in cash and cash equivalents	(11,452)	(263)
Cash and cash equivalents at beginning of period	491,805	427,037
Cash and cash equivalents at end of period	$480,353	$426,774

Supplemental cash flow data:
Interest paid	$181	$267
Income taxes paid	$6,137	$9,063

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 28, 2012

(unaudited)

(1)                                 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of April 28, 2012 and January 28, 2012, and the condensed consolidated statements of income, comprehensive income and cash flows for the three months ended April 28, 2012 and April 30, 2011. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended April 28, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 28, 2012. The Company has made certain reclassifications to the prior year’s condensed consolidated financial statements to conform to classifications in the current year. For the three months ended April 30, 2011, the Company reclassified certain distribution costs from selling, general and administrative expenses to cost of product sales to conform to current period presentation. This reclassification had no impact on previously reported earnings from operations, net earnings or net earnings per share.

The three months ended April 28, 2012 had the same number of days as the three months ended April 30, 2011. All references herein to “fiscal 2013”, “fiscal 2012” and “fiscal 2011” represent the results of the 53-week fiscal year ending February 2, 2013 and the 52-week fiscal years ended January 28, 2012 and January 29, 2011, respectively.

New Accounting Guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to its authoritative guidance regarding fair value measurement to clarify disclosure requirements and improve comparability. Additional disclosure requirements in the update include:  (a) for Level 3 fair value measurements, quantitative information about the significant unobservable inputs used, qualitative information about the sensitivity of the measurements to changes in the unobservable inputs disclosed including the interrelationship between inputs, and a description of the Company’s valuation processes; (b) all, not just significant, transfers between Levels 1 and 2 of the fair value hierarchy; (c)  the reason why, if applicable, the current use of a nonfinancial asset measured at fair value differs from its highest and best use; and (d) the categorization in the fair value hierarchy for financial instruments not measured at fair value but for which disclosure of fair value is required. The Company adopted this guidance effective January 29, 2012. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued authoritative guidance that revised its requirements related to the presentation of comprehensive income, which was effective for fiscal periods beginning after January 1, 2012, with early adoption allowed.  This guidance eliminates the option to present the components of other comprehensive income (“OCI”) as part of the consolidated statement of equity.  It requires presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company elected to early adopt this guidance in the fourth quarter of fiscal 2012 and accordingly has presented the required comprehensive income disclosures in the accompanying condensed consolidated statements of comprehensive income.

In September 2011, the FASB issued an update to its authoritative guidance regarding the methods used to test goodwill for impairment, which was effective for fiscal years beginning after December 15, 2011, with early adoption allowed. The amendment provides the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit if the entity determines, based on that qualitative assessment, that it is more likely than not that its carrying amounts are less than their fair values. If an entity concludes otherwise, then it must perform the two-step impairment test. The Company elected to early adopt this guidance in fiscal 2012. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended
	Apr. 28, 2012	Apr. 30, 2011
Net earnings attributable to Guess?, Inc.	$26,646	$42,682
Less net earnings attributable to nonvested restricted stockholders	169	304
Net earnings attributable to common stockholders	$26,477	$42,378

Weighted average common shares used in basic computations	89,190	91,629
Effect of dilutive securities:
Stock options and restricted stock units	320	542
Weighted average common shares used in diluted computations	89,510	92,171

Net earnings per common share attributable to common stockholders:
Basic	$0.30	$0.46
Diluted	$0.30	$0.46

For the three months ended April 28, 2012 and April 30, 2011, equity awards granted for 1,205,081 and 435,583, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

On March 14, 2011, the Company’s Board of Directors terminated the previously authorized 2008 share repurchase program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250.0 million of the Company’s common stock (the “2011 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. There were no share repurchases under the 2011 or 2008 Share Repurchase Programs during the three months ended April 28, 2012 or the three months ended April 30, 2011. At April 28, 2012, the Company had remaining authority under the 2011 Share Repurchase Program to purchase $158.0 million of its common stock.

(3)                                 Stockholders’ Equity and Redeemable Noncontrolling Interests

A reconciliation of the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended January 28, 2012 and three months ended April 28, 2012 is as follows (in thousands):

	Stockholders’ Equity
	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balances at January 29, 2011	$1,054,876	$11,318	$1,066,194	$14,711
Issuance of common stock under stock compensation plans, net of tax effect	2,923	—	2,923	—
Issuance of stock under ESPP	1,377	—	1,377	—
Share-based compensation	28,100	—	28,100	—
Dividends	(74,166)	—	(74,166)	—
Share repurchases	(92,082)	—	(92,082)	—
Redeemable noncontrolling interest redemption value adjustment	3,721	2,051	5,772	(5,772)
Comprehensive income (loss):
Net earnings	265,500	5,150	270,650	—
Foreign currency translation adjustment	(17,569)	116	(17,453)	(646)
Unrealized gain on hedges, net of income tax of ($1,170)	6,048	—	6,048	—
Unrealized loss on investments, net of income tax of $24	(43)	—	(43)	—
SERP prior service cost amortization, curtailment and actuarial valuation loss and related amortization, net of income tax of $2,057	(3,055)	—	(3,055)	—
Balances at January 28, 2012	$1,175,630	$18,635	$1,194,265	$8,293
Issuance of common stock under stock compensation plans, net of tax effect	(156)	—	(156)	—
Issuance of stock under ESPP	370	—	370	—
Share-based compensation	4,802	—	4,802	—
Dividends	(17,988)	—	(17,988)	—
Noncontrolling interest capital contribution	—	1,279	1,279
Redeemable non-controlling interest redemption value adjustment	(2,662)	639	(2,023)	2,023
Comprehensive income (loss):
Net earnings	26,646	567	27,213	—
Foreign currency translation adjustment	2,718	2	2,720	26
Unrealized loss on hedges, net of income tax of $701	(2,794)	—	(2,794)	—
Unrealized gain on investments, net of income tax of ($89)	143	—	143	—
SERP prior service cost and actuarial valuation amortization, net of income tax of ($378)	612	—	612	—
Balances at April 28, 2012	$1,187,321	$21,122	$1,208,443	$10,342

Redeemable Noncontrolling Interests

In connection with the acquisition of two majority-owned subsidiaries, the Company is party to put arrangements with respect to the common securities that represent the remaining noncontrolling interests of the acquired companies. Each put arrangement is exercisable by the counter-party outside the control of the Company by requiring the Company to redeem the counterparty’s entire equity stake in the subsidiary at a put price based on a multiple of earnings formula. Each put arrangement is recorded on the balance sheet at its expected redemption value and classified as a redeemable noncontrolling interest outside of permanent equity. As of April 28, 2012, the redeemable noncontrolling interests of $10.3 million were composed of redemption values related to the Focus Europe S.r.l. (“Focus”) and Guess Sud SAS (“Guess Sud”) put arrangements of $3.5 million and $6.8 million, respectively. As of January 28, 2012, the redeemable noncontrolling interests of $8.3 million were composed of redemption values related to the Focus and Guess Sud put arrangements of $4.2 million and $4.1 million, respectively.

The put arrangement for Focus, representing 25% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the minority owner by providing written notice to the Company no later than June 27, 2012. The redemption value of the Focus put arrangement calculated as of April 28, 2012 is based on a multiple of Focus’s net earnings.

The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the minority owners by providing written notice to the Company anytime after January 30, 2012. The redemption value of the Guess Sud put arrangement calculated as of April 28, 2012 is based on a multiple of Guess Sud’s earnings before interest, taxes, depreciation and amortization.

(4)                                 Accounts Receivable

Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia. The Company provided for allowances relating to these receivables of $34.1 million and $34.4 million at April 28, 2012 and January 28, 2012, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $26.8 million and $14.1 million at April 28, 2012 and January 28, 2012, respectively, for which the Company recorded an allowance for doubtful accounts of $0.7 million and $0.4 million at April 28, 2012 and January 28, 2012, respectively. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)                                 Inventories

Inventories consist of the following (in thousands):

	Apr. 28, 2012	Jan. 28, 2012
Raw materials	$15,614	$8,903
Work in progress	2,919	2,713
Finished goods	315,702	316,986
	$334,235	$328,602

As of April 28, 2012 and January 28, 2012, inventories had been written down to the lower of cost or market by $19.8 million and $19.7 million, respectively.

(6)                                 Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The Company’s effective income tax rate increased to 32.0% for the three months ended April 28, 2012 from 29.5% for the three months ended April 30, 2011, due primarily to a larger estimated mix of taxable income in higher tax jurisdictions compared to the prior year.

From time to time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. As of April 28, 2012, several income tax audits were underway for various periods in multiple jurisdictions. In April 2012, the Company received a written report from the Italian tax authority regarding its ongoing audit of one of the Company’s Italian subsidiaries for the 2008 and 2009 fiscal years. While the tax authority has not made a formal tax assessment, based on the written report, the Company believes it is likely to receive a formal tax assessment from the tax authority for these two periods for roughly $11 million, though it is possible that the formal tax assessment will not be consistent with the written report. Further, it is possible that the Company will receive similar or even larger assessments in the future for periods subsequent to fiscal 2009. The Company disagrees with the positions that the Italian tax authority has indicated it may take and intends to vigorously contest any such assessments.

As required under applicable accounting rules, the Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, could incur as a result of the ultimate resolution of the income tax audits (“uncertain tax positions”). The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events. The Company does not believe that the resolution of open matters will have a material effect on the Company’s financial position or liquidity.

As of April 28, 2012 and January 28, 2012, the Company had $16.8 million and $16.7 million, respectively, of aggregate accruals for uncertain tax positions, including penalties and interest and net of federal tax benefits. The change in the accrual balance from January 28, 2012 to April 28, 2012 resulted primarily from interest.

(7)                                 Segment Information

The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes:  North American Retail, Europe, Asia, North American Wholesale and Licensing. Management evaluates segment performance based primarily on revenues and earnings from operations. The Company believes this segment reporting reflects how its five business segments are managed and each segment’s performance is evaluated. The North American Retail segment includes the Company’s retail operations in North America. The Europe segment includes the Company’s wholesale and retail operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale and retail operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and export sales to Central and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

Net revenue and earnings from operations are summarized as follows for the three months ended April 28, 2012 and April 30, 2011 (in thousands):

	Three Months Ended
	April 28, 2012	April 30, 2011
Net revenue:
North American Retail	$251,798	$247,457
Europe	189,815	210,209
Asia	64,835	60,087
North American Wholesale	43,918	45,646
Licensing	28,900	28,845
	$579,266	$592,244

Earnings (loss) from operations:
North American Retail	$16,990	$18,630
Europe	12,481	33,181
Asia	5,875	7,101
North American Wholesale	9,346	11,114
Licensing	24,586	25,290
Corporate Overhead	(30,137)	(24,383)
	$39,141	$70,933

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(8)                                 Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	Apr. 28, 2012	Jan. 28, 2012
European capital lease, maturing quarterly through 2016	$11,493	$11,925
Other	281	311
	11,774	12,236
Less current installments	1,967	2,030
Long-term capital lease obligations	$9,807	$10,206

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At April 28, 2012, the capital lease obligation was $11.5 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of April 28, 2012 was approximately $1.0 million.

On July 6, 2011, the Company entered into a five-year senior secured revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a $200 million revolving multicurrency line of credit, and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. It may be used for working capital and other general corporate purposes. The Credit Facility also allows for incremental revolving commitments or incremental term loans in an aggregate amount that does not exceed $100 million, subject to certain conditions. At April 28, 2012, the Company had $1.0 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at April 28, 2012, the Company could have borrowed up to $158.7 million under these agreements. At April 28, 2012, the Company had no outstanding borrowings and $12.3 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.9% to 3.5%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $46.4 million that has a minimum net equity requirement, there are no other financial ratio covenants.

From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

(9)                                 Share-Based Compensation

The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three months ended April 28, 2012 and April 30, 2011 (in thousands):

	Three Months Ended
	Apr. 28, 2012	Apr. 30, 2011
Stock options	$1,188	$1,313
Nonvested stock awards/units	3,509	5,829
Employee Stock Purchase Plan	105	113
Total share-based compensation expense	$4,802	$7,255

Unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options and nonvested stock awards/units totaled approximately $8.6 million and $21.2 million, respectively, as of April 28, 2012.  This unrecognized expense assumes the performance-based equity awards vest in the future. This cost is expected to be recognized over a weighted-average period of 1.8 years. The weighted average fair values of stock options granted during the three months ended April 28, 2012 and April 30, 2011 were $9.23 and $12.21, respectively.

On March 28, 2012, the Company made an annual grant of 290,400 stock options and 292,800 nonvested stock awards/units to its employees. On April 15, 2011, the Company made an annual grant of 284,200 stock options and 256,100 nonvested awards/units to its employees.

On June 18, 2011, Maurice Marciano, the Company’s then-serving executive Chairman of the Board of Directors, notified the Company of his decision to retire as an employee and executive officer effective January 28, 2012, the end of fiscal 2012.  Mr. Marciano continues to serve as non-executive Chairman of the Board of Directors.  In accordance with the terms of Mr. Marciano’s employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement, under which Mr. Marciano will provide certain consulting services to the Company through January 2014.  In connection with the ongoing services to be provided, Mr. Marciano’s outstanding equity awards were modified to provide that all awards that would have otherwise been unvested and forfeited at January 28, 2012, will continue to vest in accordance with the original vesting terms for as long as Mr. Marciano continues to serve as a member of the Board of Directors of the Company.  The original grant date fair value of the modified equity awards aggregated $4.7 million while the modified grant date fair value aggregated $5.0 million.  As a result of the modification, compensation expense of $2.5 million was accelerated and recorded in the last eight months of fiscal 2012.

On May 1, 2008, the Company granted an aggregate of 167,000 nonvested stock awards to certain employees which are subject to certain annual performance-based vesting conditions over a five-year period. During the first quarter of fiscal 2010, the Compensation Committee determined that the performance goals established in the prior year were no longer set at an appropriate level to incentivize and help retain employees given the greater than previously anticipated deterioration of the economy that had occurred since the goals were established. Therefore, in April 2009, the Compensation Committee modified the performance goals of that year’s tranche of the outstanding performance-based stock awards to address the challenges associated with the economic environment. During the first quarter of fiscal 2011, fiscal 2012 and fiscal 2013, the Compensation Committee modified the performance goals of the respective year’s tranche of the outstanding performance-based stock awards to address the continuing challenges associated with the economic environment. None of the modifications had a material impact on the consolidated financial statements of the Company.

(10)                          Related Party Transactions

The Company and its subsidiaries periodically enter into transactions with other entities or individuals that are considered related parties, including certain transactions with entities affiliated with trusts for the respective benefit of Paul Marciano, who is an executive of the Company, Maurice Marciano, Chairman of the Board, Armand Marciano, their brother and former executive of the Company, and certain of their children (the “Marciano Trusts”).

Leases

The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect at April 28, 2012 with expiration dates ranging from 2013 to 2020.

Aggregate rent and property tax expense under these related party leases for the three months ended April 28, 2012 and April 30, 2011 was $1.5 million and $1.2 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements

The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered and may from time-to-time continue to charter aircraft owned by MPM Financial at a discount from the third party management companies’ preferred customer hourly charter rates. The total fees paid under these arrangements were approximately $0.4 million for each of the three months ended April 28, 2012 and April 30, 2011.

Consulting Arrangement

After serving for over 30 years as an executive and leader for Guess?, co-founder Maurice Marciano elected to retire from his position as executive Chairman of the Board and as an employee of the Company upon the expiration of his employment agreement on January 28, 2012. Mr. Marciano will continue to serve the Company as its non-executive Chairman of the Board. In addition, under the terms of his previously existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement (the “Marciano Consulting Agreement”) under which Mr. Marciano will provide certain consulting services to the Company, including advice and counsel to the Company’s Chief Executive Officer and other senior executives. The Marciano Consulting Agreement, which has a two-year term that commenced on January 28, 2012, provides for consulting fees of $500,000 per year and continued automobile use in a manner consistent with past practice. Total expenses incurred with respect to the Marciano Consulting Agreement for the three months ended April 28, 2012 and April 30, 2011 were $0.1 million and zero, respectively.

These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended January 28, 2012.

(11)                          Commitments and Contingencies

Leases

The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through September 2031. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 12%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through January 2017. As discussed in further detail in Note 8, the Company leases a building in Florence, Italy under a capital lease.

Incentive Bonuses

Certain officers and key employees of the Company are eligible to receive annual cash incentive bonuses based on the achievement of certain performance criteria. These bonuses are based on performance measures such as earnings per share and earnings from operations of the Company or particular segments thereof, as well as other objective and subjective criteria as determined by the Compensation Committee of the Board of Directors. In addition to such annual incentive opportunities, Paul Marciano, Chief Executive Officer and Vice Chairman of the Company, is entitled to receive a $3.5 million special cash bonus as of December 31, 2012 related to the Company’s receipt of a fixed cash rights payment of $35.0 million in January 2012 from one of its licensees. In connection with this special bonus, the Company will accrue an expense of $3.5 million, plus applicable payroll taxes, through December 2012, $2.8 million of which was accrued as of April 28, 2012.

Litigation

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Similar complaints have also been filed against the Company and certain of its subsidiaries in both the Court of Milan, Italy and the Court of Paris, France. Following the conclusion of a three week bench trial in the U.S. matter on April 19, 2012, the court issued its preliminary ruling on May 21, 2012.  Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the court provided for monetary damages of $2.6 million against the Company and certain of its licensee affiliates, plus a separate award for monetary damages of $1.9 million against the Company’s footwear licensee. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. The Company is presently reviewing the preliminary ruling in order to assess its next course of action. Once the final ruling in the U.S. matter is issued, the parties will have thirty days to file an appeal. Although the Company believes that it has a strong position and will continue to vigorously defend each of these matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations.

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of April 28, 2012 or January 28, 2012 related to any of the Company’s legal proceedings.

(12)                          Supplemental Executive Retirement Plan

The components of net periodic pension cost for the three months ended April 28, 2012 and April 30, 2011 were as follows (in thousands):

	Three Months Ended
	Apr. 28, 2012	Apr. 30, 2011
Interest cost	$598	$657
Net amortization of unrecognized prior service cost	155	388
Net amortization of actuarial losses	835	589
Net periodic defined benefit pension cost	$1,588	$1,634

As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has and expects to continue to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender values of the insurance policies were $39.6 million and $38.4 million as of April 28, 2012 and January 28, 2012, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.2 million and $1.5 million in other income during the three months ended April 28, 2012 and April 30, 2011, respectively.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 28, 2012 and January 28, 2012 (in thousands):

	Fair Value Measurements at Apr. 28, 2012				Fair Value Measurements at Jan. 28, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$3,582	$—	$3,582	$—	$8,315	$—	$8,315
Held-to-maturity securities	4,038	—	—	4,038	4,060	—	—	4,060
Available-for-sale securities	16,401	—	—	16,401	16,201	—	—	16,201
Total	$20,439	$3,582	$—	$24,021	$20,261	$8,315	$—	$28,576
Liabilities:
Foreign exchange currency contracts	$—	$2,482	$—	$2,482	$—	$1,107	$—	$1,107
Interest rate swaps	—	967	—	967	—	975	—	975
Deferred compensation obligations	—	6,668	—	6,668	—	6,762	—	6,762
Total	$—	$10,117	$—	$10,117	$—	$8,844	$—	$8,844

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended April 28, 2012.

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

At April 28, 2012 and January 28, 2012, the Company’s held-to-maturity securities consisted of corporate bonds maturing in September 2012 which are recorded at amortized cost and presented as short-term investments in the accompanying condensed consolidated balance sheets. The Company presently does not intend to sell these investments and believes it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases. The amortized cost of held-to-maturity securities at April 28, 2012 and January 28, 2012 was $4.0 million and $4.1 million, respectively, which approximated fair value.

Available-for-sale securities are recorded at fair value and are included in short-term investments and other assets in the accompanying condensed consolidated balance sheets depending on their respective maturity dates. At April 28, 2012, available-for-sale securities consisted of $15.9 million of corporate bonds with maturity dates ranging from January 2013 to September 2014 and $0.5 million of marketable equity securities. At January 28, 2012, available-for-sale securities consisted of $15.7 million of corporate bonds and $0.5 million of marketable equity securities. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income. The accumulated unrealized gains, net of taxes, included in accumulated other comprehensive income related to available-for-sale securities owned by the Company at April 28, 2012 were $0.1 million.  The accumulated unrealized losses, net of taxes, included in accumulated other comprehensive income related to available-for-sale securities owned by the Company at January 28, 2012 were minimal.

The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At April 28, 2012 and January 28, 2012, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.

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

The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of April 28, 2012, credit risk did not have a significant effect on the fair value of the Company’s foreign currency contracts.

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

Summary of Derivative Instruments

The fair value of derivative instruments in the condensed consolidated balance sheet as of April 28, 2012 and January 28, 2012 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Apr. 28, 2012	Fair Value at Jan. 28, 2012
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	$2,278	$3,113
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	1,304	5,202
Total		$3,582	$8,315
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	$993	$641
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	1,489	466
Interest rate swaps	Long-term liabilities	967	975
Total derivatives not designated as hedging instruments		2,456	1,441
Total		$3,449	$2,082

Forward Contracts Designated as Cash Flow Hedges

During the three months ended April 28, 2012, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$55.3 million and US$11.2 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges.  As of April 28, 2012, the Company had forward contracts outstanding for its European and Canadian operations of US$129.3 million and US$42.2 million, respectively, which are expected to mature over the next ten months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for the three months ended April 28, 2012 and April 30, 2011 (in thousands):

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss)	Gain/(Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended Apr. 28, 2012	Three Months Ended Apr. 30, 2011	Reclassified from Accumulated OCI into Income (1)	Three Months Ended Apr. 28, 2012	Three Months Ended Apr. 30, 2011
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$(823)	$(11,052)	Cost of sales	$2,443	$(2,333)

Foreign exchange currency contracts	$(51)	$(891)	Other income/expense	$178	$100

(1) The ineffective portion was immaterial during the three months ended April 28, 2012 and April 30, 2011 and was recorded in net earnings and included in interest income/expense.

As of April 28, 2012, accumulated other comprehensive income included an unrealized gain of approximately $1.5 million, net of tax, which will be recognized in other income or cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Three Months Ended Apr. 28, 2012	Three Months Ended Apr. 30, 2011
Beginning balance gain (loss)	$4,259	$(1,789)
Net losses from changes in cash flow hedges	(494)	(9,929)
Net (gains) losses reclassified to income	(2,300)	1,925
Ending balance gain (loss)	$1,465	$(9,793)

As of January 28, 2012, the Company had forward contracts outstanding for its European and Canadian operations of US$90.0 million and US$41.5 million, respectively.

Forward Contracts Not Designated as Cash Flow Hedges

As of April 28, 2012, the Company had euro foreign currency contracts to purchase US$84.6 million expected to mature over the next ten months, Canadian dollar foreign currency contracts to purchase US$48.3 million expected to mature over the next eight months, Swiss franc foreign currency contracts to purchase US$7.5 million expected to mature over the next six months and GBP2.6 million of foreign currency contracts to purchase euros expected to mature over the next four months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as cash flow hedges in other income and expense for the three months ended April 28, 2012 and April 30, 2011 (in thousands):

	Location of	Gain/(Loss) Recognized in Income
	Gain/(Loss) Recognized in Income	Three Months Ended Apr. 28, 2012	Three Months Ended Apr. 30, 2011
Derivatives not designated as hedging instruments:

Foreign exchange currency contracts	Other income/expense	$(2,254)	$(15,676)

Interest rate swaps	Other income/expense	$19	$163

As of January 28, 2012, the Company had euro foreign currency contracts to purchase US$88.0 million, Canadian dollar foreign currency contracts to purchase US$50.5 million, Swiss franc foreign currency contracts to purchase US$14.0 million and GBP5.0 million of foreign currency contracts to purchase euros.

(15)                          Subsequent Events

On May 22, 2012, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. The cash dividend will be paid on June 22, 2012 to stockholders of record as of the close of business on June 6, 2012.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Unless the context indicates otherwise, when we refer to “we,” “us”, “our” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.

Important Notice Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may also be contained in the Company’s other reports filed under the Securities Exchange Act of 1934, as amended, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “pending,” “plan,” “predict,” “project,” “will,” and other similar terms and phrases, including references to assumptions.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth and international expansion, e-commerce, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations, estimated tax rates, results of tax audits and other regulatory proceedings, raw material and other inflationary cost pressures, consumer confidence and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and in our other filings made from time to time with the Securities and Exchange Commission (“SEC”) after the date of this report.

Business Segments

The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: North American Retail, Europe, Asia, North American Wholesale and Licensing. Information relating to these segments is summarized in Note 7 to the Condensed Consolidated Financial Statements. Management evaluates segment performance based primarily on revenues and earnings from operations. The Company believes this segment reporting reflects how its five business segments are managed and each segment’s performance is evaluated. The North American Retail segment includes the Company’s retail operations in North America. The Europe segment includes the Company’s wholesale and retail operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale and retail operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and export sales to Central and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: information technology, human resources, global advertising and marketing, accounting and finance, executive compensation, facilities and legal.

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

The Company anticipates that inflationary pressures on raw materials, labor, freight and other commodities including oil, experienced in fiscal 2012 and during the first quarter of fiscal 2013 may stabilize in the future but continue to negatively impact the cost of product purchases in fiscal 2013, particularly in the first half of the fiscal year. Although overall, the Company has been able to mitigate the impact of product inflation through reduced promotional markdowns, price increases on select items and supply chain initiatives, there can be no assurances that these actions will continue to be successful. In addition, increased retail prices could lead to reduced customer demand.

We also continue to experience significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During the first quarter of fiscal 2013, the average U.S. dollar rate was stronger against these currencies versus the average rate in the comparable prior-year period. This had an overall negative impact on the translation of our international revenues and earnings for the three months ended April 28, 2012 compared to the same prior-year period.

In addition, some of our transactions that occur in Europe, Canada and South Korea are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when converted to their functional currencies. These transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound intercompany liabilities and certain sales, operating expenses and tax liabilities denominated in Swiss francs. Fluctuations in exchange rates can impact the profitability of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. The Company enters into derivative financial instruments to offset some but not all of the exchange risk on certain foreign currency transactions. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules. Based on fluctuations in currency rates during the first quarter of fiscal 2013, the Company’s results were unfavorably impacted by the net revaluation of our foreign currency contracts and balances and resulted in a net revaluation loss recorded in other expense during the three months ended April 28, 2012. Continued volatility in the global currency markets could result in further revaluation gains or losses in future periods.

Long-Term Growth Strategy

Despite the difficult economic conditions described above, our key long-term strategies remain unchanged. Global expansion continues to be the cornerstone of our long-term growth strategy. Our combined revenues outside of the U.S. and Canada represented almost half of the total Company’s revenues for the three months ended April 28, 2012, compared to one-fifth in fiscal 2005. We expect to continue to expand in both our existing European and Asian markets. At the same time, we plan to develop markets in emerging countries like China, Brazil, Russia and India and expand our G by GUESS concept both domestically and internationally. Our goal is also to drive growth by enhancing the productivity of our existing operations.

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

In Europe, over the long-term, we will continue to focus on developing new markets in Northern and Eastern Europe where our brand is well known but still under-penetrated and expand on our success in Western and Southern Europe. We plan to continue to develop important European markets such as Germany and Russia. We have flagship stores in key cities such as Paris, Barcelona, Dusseldorf, London and Milan. Together with our licensee partners, we opened 28 stores in the first three months of fiscal 2013 and plan to continue our international expansion in Europe by opening approximately 90 retail stores in total during fiscal 2013, about one third of which will be operated directly by us.

Our North American Retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the productivity and performance of existing stores. We will continue to emphasize our newer G by GUESS store concept and our e-commerce channel. During the first quarter of fiscal 2013, we opened six retail stores and we currently plan to open approximately 35 retail stores in total across all concepts in the U.S. and Canada during fiscal 2013, with roughly half under the G by GUESS brand.  In addition, we plan to remodel key existing locations as part of the roll-out of our new store designs.

We see significant market opportunities in Asia and we are dedicating capital and human resources to support the region’s growth and development. We and our partners have opened flagship stores in key cities such as Seoul, Shanghai, Hong Kong, Macau, Taipei and Beijing and we have partnered with licensees to develop our business in the second tier cities in this region. During fiscal 2012, we launched our newer G by GUESS store concept in South Korea where we have 61 locations as of April 28, 2012. Our strategy in South Korea, with a combined 323 stores and concessions at April 28, 2012, is to continue to improve productivity and expand distribution for both our GUESS? and G by GUESS branded locations. We and our partners opened 24 stores and 33 concessions during the first three months of fiscal 2013 across all of Asia and plan to open between 140 and 150 retail stores in total across all concepts in Asia during fiscal 2013.

The Company’s investments in capital for the full fiscal year 2013 are planned between $115 million and $130 million (after deducting estimated lease incentives of approximately $10 million). The planned investments in capital are primarily for expansion of our retail businesses in Europe and North America and store remodeling programs in North America.

Other

The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three months ended April 28, 2012 had the same number of days as the three months ended April 30, 2011.

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

Executive Summary

The Company

Net earnings attributable to Guess?, Inc. decreased 37.6% to $26.6 million, or diluted earnings of $0.30 per common share, for the quarter ended April 28, 2012, compared to net earnings attributable to Guess?, Inc. of $42.7 million, or diluted earnings of $0.46 per common share, for the quarter ended April 30, 2011.

Highlights of the Company’s performance for the quarter ended April 28, 2012 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•                  Total net revenue decreased 2.2% to $579.3 million for the quarter ended April 28, 2012, from $592.2 million in the same prior-year period. In constant U.S. dollars, revenues increased by 0.1%.

•                  Gross margin (gross profit as a percentage of total net revenues) declined 130 basis points to 40.6% for the quarter ended April 28, 2012, compared to 41.9% in the same prior-year period, due to a higher occupancy rate partially offset by higher overall product margins.

•                  Selling, general and administrative (“SG&A”) expenses increased 10.6% to $195.9 million for the quarter ended April 28, 2012, compared to $177.1 million in the same prior-year period. SG&A expense as a percentage of revenues (“SG&A rate”) increased by 390 basis points to 33.8% for the quarter ended April 28, 2012, compared to 29.9% in the same prior-year period, driven primarily by higher legal fees and higher selling and distribution costs.

•                  Earnings from operations declined 44.8% to $39.1 million for the quarter ended April 28, 2012, compared to $70.9 million in the same prior-year period. Operating margin declined 520 basis points to 6.8% for the quarter ended April 28, 2012, compared to 12.0% in the same prior-year period.

•                  Other income, net, (including interest income and expense) totaled $0.9 million for the quarter ended April 28, 2012, compared to other expense, net, of $9.1 million in the same prior-year period.

•                  The effective income tax rate increased 250 basis points to 32.0% for the quarter ended April 28, 2012, compared to 29.5% in the same prior-year period.

•                  The Company had $490.0 million in cash and cash equivalents and short-term marketable securities as of April 28, 2012, up $48.2 million, compared to $441.8 million as of April 30, 2011. The Company invested $92.0 million to repurchase approximately 3.2 million shares of its common stock during the fourth quarter of fiscal 2012.

•                  Accounts receivable, which relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business, decreased by $41.9 million, or 11.1%, to $335.5 million at April 28 2012, compared to $377.4 million at April 30, 2011. On a constant dollar basis, accounts receivable decreased $12.6 million, or 3.3%.

•                  Inventory increased by $33.5 million, or 11.1%, to $334.2 million as of April 28, 2012, compared to $300.7 million as of April 30, 2011. When measured in terms of finished goods units, inventory volumes increased by 16.2% as of April 28, 2012, when compared to April 30, 2011.

North American Retail

Our North American Retail segment, comprising North American full-priced retail stores, factory outlet stores and e-commerce, increased revenues by $4.3 million, or 1.8%, to $251.8 million during the quarter ended April 28, 2012, compared to $247.5 million in the same prior-year period. The increase was driven primarily by a larger store base, partially offset by negative comparable store sales of 5.5% for our combined U.S. and Canadian stores (negative 5.1% in local currency, which excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores).

North American Retail earnings from operations decreased by $1.6 million, or 8.8%, to $17.0 million for the quarter ended April 28, 2012, compared to $18.6 million in the same prior-year period. Operating margin decreased 80 basis points to 6.7% for the quarter ended April 28, 2012, compared to 7.5% for the same prior-year period. The decrease was driven by occupancy deleverage, given the negative comparable store sales, and a higher SG&A rate, partially offset by higher product margins. The higher SG&A rate was driven mainly by higher overhead costs and increased investments in advertising and marketing, partially offset by the leveraging of store selling expenses. The product margin improvement resulted from lower markdowns and selective price increases, partially offset by the negative impact of product cost inflation.

In the quarter, we opened six new stores in the U.S. and Canada and closed seven stores. At April 28, 2012, we directly operated 503 stores in the U.S. and Canada, comprised of 193 full-priced GUESS? retail stores, 126 GUESS? factory outlet stores, 69 G by GUESS stores, 61 GUESS? Accessories stores and 54 GUESS by MARCIANO stores. This compares to 484 stores as of April 30, 2011.

Europe

In Europe, revenue decreased by $20.4 million, or 9.7%, to $189.8 million for the quarter ended April 28, 2012, compared to $210.2 million in the same prior-year period. In local currency, revenues decreased by 4.6%. The increase in revenues from the expansion of our directly operated retail business (where comparable store sales declined in the high single digits) was more than offset by lower revenues from our European wholesale business and the unfavorable currency translation impact on revenue resulting from fluctuations in foreign currency rates. The decrease in our wholesale business was due primarily to lower accessories sales. At April 28, 2012, we directly operated 191 stores in Europe compared to 154 stores at April 30, 2011, excluding concessions, which represents a 24.0% increase over the prior-period end.

Earnings from operations from our Europe segment decreased by $20.7 million, or 62.4%, to $12.5 million for the quarter ended April 28, 2012, compared to $33.2 million in the same prior-year period. Operating margin declined 920 basis points to 6.6% for the quarter ended April 28, 2012, compared to 15.8% for the same prior-year period. The decline in operating margin was driven by lower wholesale jewelry shipments, higher selling and distribution expenses, an overall deleveraging of expenses caused by a decline in wholesale shipments and additional costs to restructure our business. Operating margin was also negatively impacted by lower gross margins, driven primarily by a higher occupancy rate due to retail expansion and negative comparable store sales.

Asia

In Asia, revenue increased by $4.7 million, or 7.9%, to $64.8 million for the quarter ended April 28, 2012, compared to $60.1 million in the same prior-year period. In constant dollars, net revenue increased by 8.5%, driven by growth in our Greater China business. In local currency, revenues in our South Korea business increased slightly compared to the same prior-year period though were more than offset by the unfavorable currency translation impact on revenue resulting from fluctuations in foreign currency rates. We continued to expand our operations in the region, where we and our partners opened 24 stores and 33 concessions during the quarter ended April 28, 2012.

Earnings from operations from our Asia segment decreased by $1.2 million, or 17.3%, to $5.9 million for the quarter ended April 28, 2012, compared to $7.1 million for the same prior-year period. Operating margin decreased 270 basis points to 9.1% for the quarter ended April 28, 2012, compared to 11.8% for the same prior-year period. The decline in operating margin was driven by a higher SG&A rate due to retail expansion and higher infrastructure investments to support our future growth in this region and a higher occupancy rate resulting from a greater mix of retail business. These decreases were partially offset by higher product margins due mainly to channel and product mix.

North American Wholesale

Our North American Wholesale segment revenue decreased by $1.7 million, or 3.8%, to $43.9 million for the quarter ended April 28, 2012, from $45.6 million in the same prior-year period. In constant dollars, net revenue decreased by 2.2%. The lower revenues resulted primarily from decreases in our U.S. and Canadian wholesale businesses.

North American Wholesale earnings from operations decreased by $1.8 million, or 15.9%, to $9.3 million for the quarter ended April 28, 2012, compared to $11.1 million in the same prior-year period. Operating margin decreased 300 basis points to 21.3% for the quarter ended April 28, 2012, compared to 24.3% for same prior-year period, due primarily to lower gross margins.

Licensing

Our Licensing royalty revenue increased slightly to $28.9 million for the quarter ended April 28, 2012, compared to $28.8 million in the same prior-year period, driven by royalties from higher sales in our handbags, outerwear and fragrance categories, partially offset by lower sales in watches.

Earnings from operations from our Licensing segment decreased by $0.7 million, or 2.8%, to $24.6 million for the quarter ended April 28, 2012, compared to $25.3 million in the same prior-year period. The decrease was driven by higher advertising expenses.

Corporate Overhead

Corporate overhead expenses increased by $5.7 million, or 23.6%, to $30.1 million for the quarter ended April 28, 2012, from $24.4 million in the same prior-year period. The increase was driven primarily by higher legal fees.

Global Store Count

In the first quarter of fiscal 2013, together with our partners, we opened 60 new stores worldwide, consisting of 28 stores in Europe, 24 stores in Asia, six stores in the U.S. and Canada and two stores in Central and South America. Together with our partners, we closed 24 stores worldwide, consisting of 12 stores in Europe and the Middle East, seven stores in the U.S. and Canada and five stores in Asia.

We ended the first quarter of fiscal 2013 with 1,595 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	503	503	—
Europe and the Middle East	577	191	386
Asia	442	48	394
Central and South America	73	25	48
Total	1,595	767	828

This store count does not include 376 concessions located primarily in South Korea and Greater China because of their smaller store size in relation to our standard international store size. Of the total 1,595 stores, 1,088 were GUESS? stores, 304 were GUESS? Accessories stores, 103 were G by GUESS stores and 100 were GUESS by MARCIANO stores.

RESULTS OF OPERATIONS

Three months ended April 28, 2012 and April 30, 2011

NET REVENUE. Net revenue decreased by $12.9 million, or 2.2%, to $579.3 million for the quarter ended April 28, 2012, from $592.2 million for the quarter ended April 30, 2011. In constant U.S. dollars, revenues increased by 0.1% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $13.7 million compared to the same prior-year period. The increases in revenue from expansion of our retail businesses in North America and Europe and growth in our Asian operations were offset by lower European wholesale shipments and negative comparable store sales in North America and Europe.

Net revenue from our North American Retail operations increased by $4.3 million, or 1.8%, to $251.8 million for the quarter ended April 28, 2012, from $247.5 million in the same prior-year period. This increase was due primarily to a larger store base, partially offset by negative comparable store sales of 5.5% for our combined U.S. and Canadian stores (negative 5.1% in local currency, which excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores). The store base increased by an average of 19 net additional stores during the quarter ended April 28, 2012 compared to the prior-year quarter, resulting in a net 6.1% increase in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores unfavorably impacted net revenue in our North American Retail segment by $1.4 million.

Net revenue from our Europe operations decreased by $20.4 million, or 9.7%, to $189.8 million for the quarter ended April 28, 2012, from $210.2 million in the same prior-year period. In local currency, revenues decreased by 4.6% versus the same comparable period. The increase in revenues from the expansion of our directly operated retail business (where comparable store sales declined in the high single digits) was more than offset by lower revenues from our European wholesale business and the unfavorable currency translation impact on revenue resulting from fluctuations in foreign currency rates. The decrease in our wholesale business was due primarily to lower accessories sales. At April 28, 2012, we directly operated 191 stores in Europe compared to 154 stores at April 30, 2011, excluding concessions, which represents a 24.0% increase over the prior-period end. Currency translation fluctuations relating to our Europe operations unfavorably impacted net revenue in our Europe segment by $11.2 million.

Net revenue from our Asia operations increased by $4.7 million, or 7.9%, to $64.8 million for the quarter ended April 28, 2012, from $60.1 million in the same prior-year period. In constant dollars, net revenue increased 8.5% over the same comparable period, driven by growth in our Greater China business. In local currency, revenues in our South Korea business increased slightly compared to the same prior-year period though were more than offset by the unfavorable currency translation impact on revenue resulting from fluctuations in foreign currency rates. We continued to grow our Asia business, where we and our partners opened 24 stores and 33 concessions during the quarter ended April 28, 2012. Currency translation fluctuations relating to our Asia operations unfavorably impacted net revenue in our Asia segment by $0.3 million.

Net revenue from our North American Wholesale operations decreased by $1.7 million, or 3.8%, to $43.9 million for the quarter ended April 28, 2012, from $45.6 million in the same prior-year period. In constant dollars, net revenue decreased 2.2% versus the same comparable period. The lower revenues resulted primarily from decreases in our U.S. and Canadian wholesale businesses. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue in our North American Wholesale segment by $0.7 million.

Net royalty revenue from our Licensing operations increased slightly to $28.9 million for the quarter ended April 28, 2012, from $28.8 million in the same prior-year period, driven by royalties from higher sales in our handbags, outerwear and fragrance categories, partially offset by lower sales in watches.

GROSS PROFIT. Gross profit decreased by $12.9 million, or 5.2%, to $235.1 million for the quarter ended April 28, 2012, from $248.0 million in the same prior-year period, due to less profits resulting from lower overall net revenues, higher occupancy costs resulting from retail expansion and the unfavorable impact of currency translation on gross profit, partially offset by improved product margins.

Gross margin declined 130 basis points to 40.6% for the quarter ended April 28, 2012, from 41.9% for the same prior-year period. While the overall product margins improved in the quarter ended April 28, 2012 primarily as a result of lower markdowns in North American Retail and the greater mix of retail business in Asia, this was more than offset by the higher occupancy rate driven by negative comparable store sales in North America and Europe as well as retail expansion in Europe and Asia.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, generally exclude the wholesale related distribution costs from gross margin, including them instead in SG&A expenses. Additionally, some entities include retail store occupancy costs in SG&A expenses and others, like the Company, include retail store occupancy costs in cost of product sales. For the three months ended April 30, 2011, the Company reclassified certain retail distribution costs from selling, general administrative expenses to cost of product sales, which impacted gross profit, to conform to current period presentation. This reclassification had no impact on previously reported earnings from operations, net earnings or net earnings per share.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $18.8 million, or 10.6%, to $195.9 million for the quarter ended April 28, 2012, from $177.1 million in the same prior-year period. The increase in SG&A expenses, which included the favorable impact of currency translation, was due to higher legal fees, higher selling and distribution expenses and higher global advertising and marketing expenses. These increases were partially offset by lower North American Retail store selling expenses.

The Company’s SG&A rate increased by 390 basis points to 33.8% for the quarter ended April 28, 2012, compared to 29.9% in the same prior-year period. The SG&A rate was negatively impacted by higher legal fees, higher selling and distribution costs, deleveraging of expenses caused by a decline in wholesale shipments in Europe and increased investments in advertising and marketing.

EARNINGS FROM OPERATIONS.  Earnings from operations decreased by $31.8 million, or 44.8%, to $39.1 million for the quarter ended April 28, 2012, from $70.9 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $0.9 million. The changes in earnings from operations by segment are as follows:

•                  Earnings from operations for the North American Retail segment decreased by $1.6 million to $17.0 million for the quarter ended April 28, 2012, compared to $18.6 million in the same prior-year period. The decrease reflects the impact on profits from negative comparable store sales and increased investments in advertising and marketing, partially offset by improved product margins, profits from new stores and better expense management in the stores.

•                  Earnings from operations for the Europe segment decreased by $20.7 million to $12.5 million for the quarter ended April 28, 2012, compared to $33.2 million in the same prior-year period. The decrease resulted from lower wholesale shipments, particularly in our accessories business, higher selling and distribution costs and additional costs to restructure our business. These decreases were partially offset by the higher profits from the growth in retail stores, net of higher occupancy costs.

•                  Earnings from operations for the Asia segment decreased by $1.2 million to $5.9 million for the quarter ended April 28, 2012, compared to $7.1 million for the same prior-year period. The favorable impact to earnings from improved product margins and higher sales was more than offset by higher occupancy and store selling costs due to a larger retail store base and other infrastructure investments in SG&A to support our future growth in the region.

•                 Earnings from operations for the North American Wholesale segment decreased by $1.8 million to $9.3 million for the quarter ended April 28, 2012, compared to $11.1 million in the same prior-year period. The decrease was due primarily to lower gross margins and the unfavorable impact to earnings from lower revenues.

•                  Earnings from operations for the Licensing segment decreased by $0.7 million to $24.6 million for the quarter ended April 28, 2012, compared to $25.3 million in the same prior-year period. The decrease was driven by higher advertising expenses.

•                  Unallocated corporate overhead increased by $5.7 million to $30.1 million for the quarter ended April 28, 2012, compared to $24.4 million for the quarter ended April 30, 2011. The increase was driven primarily by higher legal fees.

Operating margin declined 520 basis points to 6.8% for the quarter ended April 28, 2012, compared to 12.0% for the same prior-year period. Operating margin was negatively impacted by the higher SG&A rate and a higher overall occupancy rate, partially offset by an improvement in product margins.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense remained flat at $0.4 million for the quarter ended April 28, 2012 compared to the same prior-year period. Interest expense and interest income include the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges. At April 28, 2012, total borrowings, related primarily to our capital lease in Europe, were $11.8 million, compared to $15.2 million at April 30, 2011. Interest income decreased to $0.7 million for the quarter ended April 28, 2012, compared to $1.3 million for the quarter ended April 30, 2011, due primarily to the favorable impact of hedge ineffectiveness recorded in the prior-year period.

OTHER INCOME (EXPENSE), NET. Other income, net, was $0.6 million for the quarter ended April 28, 2012, compared to other expense, net, of $10.0 million in the same prior-year period. Other income, net, in the quarter ended April 28, 2012 consisted primarily of net unrealized gains on non-operating assets, partially offset by net unrealized mark-to-market revaluation losses on foreign currency contracts and other foreign currency balances. Other expense, net, for the quarter ended April 30, 2011, consisted primarily of net unrealized mark-to-market revaluation losses on foreign currency contracts and other foreign currency balances, partially offset by net unrealized gains on non-operating assets.

INCOME TAXES.  Income tax expense for the quarter ended April 28, 2012 was $12.8 million, or a 32.0% effective tax rate, compared to income tax expense of $18.2 million, or a 29.5% effective tax rate, for the same prior-year period.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management. The increase in the effective tax rate in the quarter ended April 28, 2012 was due primarily to a higher anticipated full-year effective income tax rate, resulting from a larger estimated mix of taxable income in higher tax jurisdictions compared to the prior year.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the quarter ended April 28, 2012 was $0.6 million, net of taxes, compared to $0.9 million, net of taxes, for the quarter ended April 30, 2011. The decrease was due to lower earnings in our majority-owned Mexican subsidiary and our majority-owned European subsidiaries.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. decreased by $16.1 million, or 37.6%, to $26.6 million for the quarter ended April 28, 2012, from $42.7 million in the same prior-year period. Diluted earnings per share decreased to $0.30 per share for the quarter ended April 28, 2012, compared to $0.46 per share for the quarter ended April 30, 2011.

NON-GAAP MEASURES

The Company’s reported financial results are presented in accordance with GAAP. Our discussion and analysis above includes certain “non-GAAP” constant currency financial information. The Company believes that these “non-GAAP” financial measures related to constant currency financial information are useful as an additional means for investors to evaluate the Company’s operating results when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.

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

LIQUIDITY AND CAPITAL RESOURCES

We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the three months ended April 28, 2012, the Company relied on trade credit, available cash, real estate leases, and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.” As of April 28, 2012, the Company had cash and cash equivalents of $480.4 million and short-term investments of $9.6 million. Approximately 40% of the Company’s cash and cash equivalents were held outside of the U.S. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in four diversified money market funds and in overnight deposit and short-term time deposit accounts. The money market funds are all AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. Please see “—Important Notice Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2012 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

The Company has presented below the cash flow performance comparison of the three months ended April 28, 2012 versus the three months ended April 30, 2011.

Operating Activities

Net cash provided by operating activities was $36.7 million for the three months ended April 28, 2012, compared to $47.8 million for the three months ended April 30, 2011, or a decrease of $11.1 million. The decrease was driven by lower net earnings and lower non-cash adjustments for the three month period ended April 28, 2012 versus the same prior-year period, partially offset by the favorable impact of changes in working capital. The change in working capital was driven primarily by the timing of certain prepayments and receipts of royalty payments compared to the same prior-year period, partially offset by the timing of payments to purchase inventory.

At April 28, 2012, the Company had working capital (including cash and cash equivalents) of $852.3 million compared to $841.4 million at January 28, 2012 and $769.9 million at April 30, 2011. The Company’s primary working capital needs are for accounts receivable and inventory.

Accounts receivable at April 28, 2012 amounted to $335.5 million, down $41.9 million, compared to $377.4 million at April 30, 2011. The accounts receivable balance relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business. On a constant dollar basis, accounts receivable decreased by $12.6 million, or 3.3%, compared to the prior year. Approximately $167.6 million of our receivables, or 49.9% of the $335.5 million in accounts receivable at April 28, 2012, were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at April 28, 2012 increased to $334.2 million, or 11.1%, compared to $300.7 million at April 30, 2011. The increase in inventory supports primarily the expansion of our Asian operations, including the introduction of G by GUESS in South Korea, and our European retail business, and also reflects the recent impact of reduced customer demand in Europe. When measured in terms of finished goods units, inventory volumes increased by 16.2% as of April 28, 2012, when compared to April 30, 2011.

Investing Activities

Net cash used in investing activities was $31.4 million for the three months ended April 28, 2012, compared to $44.1 million for the three months ended April 30, 2011. Cash used in investing activities related primarily to the expansion of our North American Retail business, investments in information systems, expansion of our Europe and Asia businesses and capital expenditures incurred on existing store remodeling programs in North America.

The decrease in cash used in investing activities related primarily to the lower level of spending on new store expansion in North America and net cash receipts for settlement of forward contracts during the three months ended April 28, 2012 compared to net payments for settlement of forward contracts in the same prior-year period. During the three months ended April 28, 2012, the Company opened 13 directly-operated stores compared to 22 directly-operated stores that were opened in the comparable prior-year period.

Financing Activities

Net cash used in financing activities was $17.5 million for the three months ended April 28, 2012, compared to $19.4 million for the three months ended April 30, 2011. The decrease in net cash used in financing activities in the current period compared to the prior year was due primarily to higher net employee stock award exercise proceeds during the current period.

Dividends

During the first quarter of fiscal 2008, the Company announced a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.20 per common share.

On May 22, 2012, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. The cash dividend will be paid on June 22, 2012 to stockholders of record as of the close of business on June 6, 2012.

The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based on a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.

Capital Expenditures

Gross capital expenditures totaled $25.4 million, before deducting lease incentives of $3.9 million, for the three months ended April 28, 2012. This compares to gross capital expenditures of $30.9 million, before deducting lease incentives of $2.3 million, for the three months ended April 30, 2011. The Company’s investments in capital for the full fiscal year 2013 are planned between $115 million and $130 million (after deducting estimated lease incentives of approximately $10 million). The planned investments in capital are primarily for expansion of our retail businesses in Europe and North America and store remodeling programs in North America.

In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities

On July 6, 2011, the Company entered into a five-year senior secured revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a $200 million revolving multicurrency line of credit, and is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. It may be used for working capital and other general corporate purposes.  The Credit Facility also allows for incremental revolving commitments or incremental term loans in an aggregate amount that does not exceed $100 million, subject to certain conditions. At April 28, 2012, the Company had $1.0 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at April 28, 2012, the Company could have borrowed up to $158.7 million under these agreements. At April 28, 2012, the Company had no outstanding borrowings and $12.3 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.9% to 3.5%. The maturities of the short-term borrowings are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $46.4 million that has a minimum net equity requirement, there are no other financial ratio covenants.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At April 28, 2012, the capital lease obligation was $11.5 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of April 28, 2012 was approximately $1.0 million.

From time to time the Company will obtain other short term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

On March 14, 2011, the Company’s Board of Directors terminated the previously authorized 2008 share repurchase program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250.0 million of the Company’s common stock (the “2011 Share Repurchase Program”). Repurchases may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program and the program may be discontinued at any time, without prior notice. There were no share repurchases under the 2011 or 2008 Share Repurchase Programs during the three months ended April 28, 2012 or the three months ended April 30, 2011. At April 28, 2012, the Company had remaining authority under the 2011 Share Repurchase Program to purchase $158.0 million of its common stock.

Supplemental Executive Retirement Plan

On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan (“SERP”) which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. Paul Marciano, Chief Executive Officer and Vice Chairman of the Board, is the only active employee participating in the SERP.

As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has and expects to continue to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender values of the insurance policies were $39.6 million and $38.4 million as of April 28, 2012 and January 28, 2012, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.2 million and $1.5 million in other income during the three months ended April 28, 2012 and April 30, 2011, respectively.

INFLATION

The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability. The Company anticipates that inflationary pressures on raw materials, labor, freight and other commodities including oil, experienced in fiscal 2012 and during the first quarter of fiscal 2013 may stabilize in the future but continue to negatively impact the cost of product purchases in fiscal 2013, particularly in the first half of the fiscal year.  Although overall, the Company has been able to mitigate the impact of product inflation through reduced promotional markdowns, price increases on select items and supply chain initiatives, there can be no assurances that these actions will continue to be successful. In addition, increased retail prices could lead to reduced customer demand. These developments could have a material adverse effect on our results of operations and financial condition.

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

U.S. and Canada Backlog

We generally receive orders for fashion apparel three to six months prior to the time the products are delivered to our customers’ stores. Regarding our U.S. and Canadian wholesale backlog, the scheduling of market weeks can affect the amount of orders booked in the backlog compared to the same date in the prior year. We estimate that if we were to normalize the orders for last year’s backlog to make the comparison consistent with the current year, then the current backlog would have increased by 2.6% compared to the prior year. Not taking into account the impact of this change, our U.S. and Canadian wholesale backlog as of May 26, 2012, consisting primarily of orders for fashion apparel, was $76.6 million, compared to $80.8 million in constant dollars at May 28, 2011, a decrease of 5.3%.

Europe Backlog

As of May 28, 2012, the European wholesale backlog was €277.0 million, compared to €283.1 million at May 30, 2011, a decrease of 2.1%. The backlog as of May 28, 2012 is comprised of sales orders for the Spring/Summer 2012, Fall/Winter 2012 and Spring/Summer 2013 seasons.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 28, 2012 filed with the SEC on March 23, 2012. There have been no significant changes to our critical accounting policies during the three months ended April 28, 2012.

RECENTLY ISSUED ACCOUNTING GUIDANCE

There is no new accounting guidance issued by the FASB but not yet adopted that is expected to have a significant effect on the Company’s consolidated financial position, results of operations or disclosures.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

More than half of product sales and licensing revenue recorded for the three months ended April 28, 2012 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part 1, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

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

Forward Contracts Designated as Cash Flow Hedges

During the three months ended April 28, 2012, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$55.3 million and US$11.2 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of April 28, 2012, the Company had forward contracts outstanding for its European and Canadian operations of US$129.3 million and US$42.2 million, respectively, which are expected to mature over the next ten months. The Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in other income and expense in the period in which the royalty expense is incurred.

As of April 28, 2012, accumulated other comprehensive income included an unrealized gain of approximately $1.5 million, net of tax, which will be recognized in other income or cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At April 28, 2012, the net unrealized gain of the remaining open forward contracts recorded in the condensed consolidated balance sheet was approximately $1.3 million.

At January 28, 2012, the Company had forward contracts outstanding for its European and Canadian operations of US$90.0 million and US$41.5 million, respectively. At January 28, 2012, the net unrealized gain of these open forward contracts recorded in the condensed consolidated balance sheet was approximately $2.5 million.

Forward Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense. For the three months ended April 28, 2012, the Company recorded a net loss of US$2.3 million for its Canadian dollar, euro, British pound and Swiss franc foreign currency contracts not designated as hedges, which has been included in other income and expense. At April 28, 2012, the Company had euro foreign currency contracts to purchase US$84.6 million expected to mature over the next ten months, Canadian dollar foreign currency contracts to purchase US$48.3 million expected to mature over the next eight months, Swiss franc foreign currency contracts to purchase US$7.5 million expected to mature over the next six months and GBP2.6 million of foreign currency contracts to purchase euros expected to mature over the next four months. At April 28, 2012, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately US$0.2 million.

At January 28, 2012, the Company had euro foreign currency contracts to purchase US$88.0 million, Canadian dollar foreign currency contracts to purchase US$50.5 million, Swiss franc foreign currency contracts to purchase US$14.0 million and GBP5.0 million of foreign currency contracts to purchase euros. At January 28, 2012, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately US$4.7 million.

Sensitivity Analysis

At April 28, 2012, a sensitivity analysis of changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$311.9 million, the fair value of the instruments would have decreased by US$34.7 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by US$28.4 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

Interest Rate Risk

At April 28, 2012, approximately 98% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expense. The change in the unrealized fair value of the interest swap had a minimal impact on other income during the three months ended April 28, 2012.

Substantially all of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the three months ended April 28, 2012.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At April 28, 2012 and January 28, 2012, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There was no change in our internal control over financial reporting during the first quarter of the fiscal year ending February 2, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Litigation

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Similar complaints have also been filed against the Company and certain of its subsidiaries in both the Court of Milan, Italy and the Court of Paris, France. Following the conclusion of a three week bench trial in the U.S. matter on April 19, 2012, the court issued its preliminary ruling on May 21, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the court provided for monetary damages of $2.6 million against the Company and certain of its licensee affiliates, plus a separate award for monetary damages of $1.9 million against the Company’s footwear licensee. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. The Company is presently reviewing the preliminary ruling in order to assess its next course of action. Once the final ruling in the U.S. matter is issued, the parties will have thirty days to file an appeal. Although the Company believes that it has a strong position and will continue to vigorously defend each of these matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations.

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of April 28, 2012 or January 28, 2012 related to any of the Company’s legal proceedings.

ITEM 1A.  Risk Factors.

There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 28, 2012, filed with the SEC on March 23, 2012.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Items (a) and (b) are not applicable.

Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 29, 2012 to February 25, 2012
Repurchase program(1)	—	—	—	$157,999,277
Employee transactions(2)	7,948	$34.52	—	—
February 26, 2012 to March 31, 2012
Repurchase program(1)	—	—	—	$157,999,277
Employee transactions(2)	13,087	$31.46	—	—
April 1, 2012 to April 28, 2012
Repurchase program(1)	—	—	—	$157,999,277
Employee transactions(2)	—	—	—	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	21,035	$32.62	—

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

Guess?, Inc.

Date: June 5, 2012	By:	/s/ PAUL MARCIANO
Paul Marciano
Chief Executive Officer and Vice Chairman of the Board

Date: June 5, 2012	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)