Form 10-Q
period 2012-07-28
GUESS INC
filed 2012-09-05
CIK 912463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

As of August 30, 2012 the registrant had 85,150,789 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 28, 2012	Jan. 28, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$271,937	$491,805
Short-term investments	9,577	4,060
Accounts receivable, net	334,847	340,602
Inventories	381,180	328,602
Other current assets	85,157	96,413
Total current assets	1,082,698	1,261,482
Property and equipment, net	348,202	348,885
Goodwill	36,505	29,070
Other intangible assets, net	13,882	10,697
Long-term deferred tax assets	51,118	52,613
Other assets	148,717	141,728
	$1,681,122	$1,844,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations and borrowings	$1,720	$2,030
Accounts payable	209,528	224,859
Accrued expenses	175,588	193,147
Total current liabilities	386,836	420,036
Capital lease obligations	8,719	10,206
Deferred rent and lease incentives	90,703	87,795
Other long-term liabilities	128,886	123,880
	615,144	641,917
Redeemable noncontrolling interests	3,287	8,293

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 138,631,751 and 138,089,021 shares, outstanding 85,165,962 and 89,631,328 shares, at July 28, 2012 and January 28, 2012, respectively	852	896
Paid-in capital	414,399	400,178
Retained earnings	1,190,012	1,155,696
Accumulated other comprehensive loss	(56,453)	(23,197)
Treasury stock, 53,465,789 and 48,457,693 shares at July 28, 2012 and January 28, 2012, respectively	(497,971)	(357,943)
Guess?, Inc. stockholders’ equity	1,050,839	1,175,630
Nonredeemable noncontrolling interests	11,852	18,635
Total stockholders’ equity	1,062,691	1,194,265
	$1,681,122	$1,844,475

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

Product sales	$608,383	$649,022	$1,158,749	$1,212,421
Net royalties	27,010	28,137	55,910	56,982
Net revenue	635,393	677,159	1,214,659	1,269,403

Cost of product sales	383,833	379,703	728,023	723,917
Gross profit	251,560	297,456	486,636	545,486

Selling, general and administrative expenses	194,259	184,464	390,194	361,561
Settlement charge	—	19,463	—	19,463
Earnings from operations	57,301	93,529	96,442	164,462

Other income (expense):
Interest expense	(397)	(359)	(781)	(764)
Interest income	815	477	1,509	1,772
Other income (expense), net	5,442	2,697	6,010	(7,305)
	5,860	2,815	6,738	(6,297)

Earnings before income tax expense	63,161	96,344	103,180	158,165

Income tax expense	20,212	34,534	33,018	52,771
Net earnings	42,949	61,810	70,162	105,394

Net earnings attributable to noncontrolling interests	50	1,153	617	2,055
Net earnings attributable to Guess?, Inc.	$42,899	$60,657	$69,545	$103,339

Net earnings per common share attributable to common stockholders (Note 2):
Basic	$0.49	$0.65	$0.78	$1.12
Diluted	$0.49	$0.65	$0.78	$1.11

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	86,972	91,864	88,081	91,746
Diluted	87,237	92,368	88,384	92,281

Dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net earnings	$42,949	$61,810	$70,162	$105,394
Other comprehensive income (loss):
Foreign currency translation adjustment	(41,513)	(15,125)	(38,793)	34,608
Net unrealized gain (loss) on hedges
Net gains (losses) arising during the period	7,482	4,949	3,987	(4,761)
Less income tax effect	(954)	(775)	(253)	931
Net unrealized gain (loss) on investments
Net gains (losses) arising during the period	(135)	(62)	97	75
Less income tax effect	52	20	(37)	(30)
Supplemental Executive Retirement Plan (“SERP”)
Actuarial loss amortization	835	545	1,670	1,134
Prior service cost amortization	155	242	310	630
Curtailment	—	1,242	—	1,242
Actuarial loss	—	(1,609)	—	(1,609)
Less income tax effect	(378)	(96)	(756)	(432)
Total comprehensive income	8,493	51,141	36,387	137,182
Less comprehensive income attributable to noncontrolling interests:
Net earnings	50	1,153	617	2,055
Foreign currency translation adjustment	(521)	(358)	(519)	684
Amounts attributable to noncontrolling interests	(471)	795	98	2,739
Comprehensive income attributable to Guess?, Inc.	$8,964	$50,346	$36,289	$134,443

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 28, 2012	July 30, 2011

Cash flows from operating activities:
Net earnings	$70,162	$105,394
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	42,369	38,302
Amortization of intangible assets	1,147	1,081
Share-based compensation expense	8,643	14,215
Unrealized forward contract (gains) losses	(2,992)	9,287
Net loss on disposition of property and equipment	386	2,241
Pension curtailment expense	—	1,242
Other items, net	1,491	1,393
Changes in operating assets and liabilities:
Accounts receivable	(10,708)	(17,859)
Inventories	(55,831)	(43,983)
Prepaid expenses and other assets	3,268	(11,977)
Accounts payable and accrued expenses	(22,768)	(16,499)
Deferred rent and lease incentives	3,522	3,404
Other long-term liabilities	5,964	2,136
Net cash provided by operating activities	44,653	88,377
Cash flows from investing activities:
Purchases of property and equipment	(49,966)	(59,326)
Proceeds from maturity of investment	—	15,000
Acquisition of lease interest	—	(1,339)
Acquisition of businesses, net of cash acquired	(15,980)	—
Net cash settlement of forward contracts	4,375	(4,243)
Purchases of investments	(7,946)	(12,240)
Net cash used in investing activities	(69,517)	(62,148)
Cash flows from financing activities:
Payment of debt issuance costs	—	(854)
Repayment of borrowings and capital lease obligations	(970)	(969)
Dividends paid	(36,095)	(37,110)
Purchase of redeemable noncontrolling interest	(4,185)	—
Noncontrolling interest capital distributions	(3,086)	—
Issuance of common stock, net of nonvested award repurchases	1,760	3,031
Excess tax benefits from share-based compensation	45	1,684
Purchase of treasury stock	(140,262)	—
Net cash used in financing activities	(182,793)	(34,218)
Effect of exchange rates on cash and cash equivalents	(12,211)	11,185
Net increase (decrease) in cash and cash equivalents	(219,868)	3,196
Cash and cash equivalents at beginning of period	491,805	427,037
Cash and cash equivalents at end of period	$271,937	$430,233

Supplemental cash flow data:
Interest paid	$468	$427
Income taxes paid	$45,459	$62,105

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 28, 2012

(unaudited)

(1)           Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of July 28, 2012 and January 28, 2012, and the condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three and six months ended July 28, 2012 and July 30, 2011, and the condensed consolidated statements of cash flows for the six months ended July 28, 2012 and July 30, 2011. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended July 28, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 28, 2012. The Company has made certain reclassifications to the prior year’s condensed consolidated financial statements to conform to classifications in the current year. For the three and six month periods ended July 30, 2011, the Company reclassified certain retail distribution costs from selling, general and administrative expenses to cost of product sales to conform to current period presentation. The reclassification had no impact on previously reported earnings from operations, net earnings or net earnings per share.

The three and six months ended July 28, 2012 had the same number of days as the three and six months ended July 30, 2011. All references herein to “fiscal 2013”, “fiscal 2012” and “fiscal 2011” represent the results of the 53-week fiscal year ending February 2, 2013 and the 52-week fiscal years ended January 28, 2012 and January 29, 2011, respectively.

Acquisition

On May 3, 2012, the Company acquired 26 retail stores and certain related assets and liabilities from one of its European licensees for $16.0 million in cash. This transaction resulted in an initial allocation of goodwill and other intangible assets of $9.3 million and $0.7 million, respectively. The net assets were recorded at their estimated fair values and operating results were included in the Company’s financial statements from the date of acquisition. The Company did not present pro forma information as this acquisition is immaterial to its financial position and results of operations.

Settlement Charge

During the second quarter of fiscal 2012, the Company experienced a temporary disruption in service with a former third party logistics service provider in Europe. On July 29, 2011, the Company entered into a settlement agreement with this service provider to facilitate a transition to a new service provider and recorded a settlement charge of $19.5 million related to amounts paid in connection with this agreement. The settlement charge is included within operating expenses of the Europe segment for the three and six months ended July 30, 2011.

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

The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net earnings attributable to Guess?, Inc.	$42,899	$60,657	$69,545	$103,339
Less net earnings attributable to nonvested restricted stockholders	298	512	460	811
Net earnings attributable to common stockholders	$42,601	$60,145	$69,085	$102,528

Weighted average common shares used in basic computations	86,972	91,864	88,081	91,746
Effect of dilutive securities:
Stock options and restricted stock units	265	504	303	535
Weighted average common shares used in diluted computations	87,237	92,368	88,384	92,281

Net earnings per common share attributable to common stockholders:
Basic	$0.49	$0.65	$0.78	$1.12
Diluted	$0.49	$0.65	$0.78	$1.11

For the three months ended July 28, 2012 and July 30, 2011, equity awards granted for 1,541,867 and 821,104, respectively, of the Company’s common shares and for the six months ended July 28, 2012 and July 30, 2011, equity awards granted for 1,328,398 and 536,291, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

On March 14, 2011, the Company’s Board of Directors terminated the previously authorized 2008 share repurchase program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program is in addition to the existing 2011 Share Repurchase Program. Repurchases under either program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under either program and both programs may be discontinued at any time, without prior notice. During the six months ended July 28, 2012, the Company repurchased 5,036,418 shares under the 2011 Share Repurchase Program at an aggregate cost of $140.1 million. All such share repurchases were made during the three months ended July 28, 2012.

There were no share repurchases under the 2012 Share Repurchase Program during the six months ended July 28, 2012. There were no share repurchases under the 2011 or 2008 Share Repurchase Programs during the six months ended July 30, 2011. At July 28, 2012, the Company had remaining authority under the 2012 and 2011 Share Repurchase Programs to purchase $517.9 million of its common stock.

(3)           Stockholders’ Equity and Redeemable Noncontrolling Interests

A reconciliation of the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended January 28, 2012 and six months ended July 28, 2012 is as follows (in thousands):

	Stockholders’ Equity
	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balances at January 29, 2011	$1,054,876	$11,318	$1,066,194	$14,711
Issuance of common stock under stock compensation plans, net of tax effect	2,923	—	2,923	—
Issuance of stock under ESPP	1,377	—	1,377	—
Share-based compensation	28,100	—	28,100	—
Dividends	(74,166)	—	(74,166)	—
Share repurchases	(92,082)	—	(92,082)	—
Redeemable noncontrolling interest redemption value adjustment	3,721	2,051	5,772	(5,772)
Comprehensive income (loss):
Net earnings	265,500	5,150	270,650	—
Foreign currency translation adjustment	(17,569)	116	(17,453)	(646)
Unrealized gain on hedges, net of income tax of ($1,170)	6,048	—	6,048	—
Unrealized loss on investments, net of income tax of $24	(43)	—	(43)	—
SERP prior service cost amortization, curtailment and actuarial valuation loss and related amortization, net of income tax of $2,057	(3,055)	—	(3,055)	—
Balances at January 28, 2012	$1,175,630	$18,635	$1,194,265	$8,293
Issuance of common stock under stock compensation plans, net of tax effect	206	—	206	—
Issuance of stock under ESPP	713	—	713	—
Share-based compensation	8,643	—	8,643	—
Dividends	(36,017)	—	(36,017)	—
Share repurchases	(140,262)	—	(140,262)	—
Purchase of redeemable noncontrolling interest	4,857	(4,857)	—	(4,185)
Noncontrolling interest capital contribution	—	1,279	1,279	—
Noncontrolling interest capital distribution	—	(3,086)	(3,086)	—
Redeemable non-controlling interest redemption value adjustment	780	(217)	563	(563)
Comprehensive income (loss):
Net earnings	69,545	617	70,162	—
Foreign currency translation adjustment	(38,274)	(519)	(38,793)	(258)
Unrealized gain on hedges, net of income tax of ($253)	3,734	—	3,734	—
Unrealized gain on investments, net of income tax of ($37)	60	—	60	—
SERP prior service cost and actuarial valuation amortization, net of income tax of ($756)	1,224	—	1,224	—
Balances at July 28, 2012	$1,050,839	$11,852	$1,062,691	$3,287

Redeemable Noncontrolling Interests

The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest from the acquisition of its majority-owned subsidiary, Guess Sud SAS (“Guess Sud”). The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holders by providing written notice to the Company anytime after January 30, 2012. The put arrangement is recorded on the balance sheet at its expected redemption value and classified as a redeemable noncontrolling interest outside of permanent equity. On May 15, 2012, the Company and the noncontrolling interest holders executed an amendment to the Guess Sud put arrangement which modified the put price to be based on the value of specified net tangible and intangible assets of Guess Sud instead of being based on a multiple of Guess Sud’s earnings before interest, taxes, depreciation and amortization. The redemption value of the Guess Sud redeemable put arrangement was $3.3 million and $4.1 million at July 28, 2012 and January 28, 2012, respectively.

The Company was previously party to a put arrangement in connection with its now wholly-owned subsidiary, Focus Europe S.r.l. (“Focus”). Under the terms of this put arrangement, which represented 25% of the total outstanding interest of that subsidiary, the noncontrolling interest holder had the option to exercise the put arrangement at its discretion by providing written notice to the Company no later than June 27, 2012. The redemption value of the put arrangement was determined based on a multiple of Focus’s net earnings. In June 2012, the noncontrolling interest holder notified the Company of its intent to exercise the put arrangement. On July 9, 2012, the Company paid $4.2 million to the noncontrolling interest holder to acquire the remaining 25% interest in Focus. This amount was determined based on a multiple of Focus’s net earnings in accordance with the terms of the put arrangement. As of January 28, 2012, the redemption value related to the Focus put arrangement was $4.2 million and was included in redeemable noncontrolling interests.

4)            Accounts Receivable

Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia. The Company provided for allowances relating to these receivables of $34.8 million and $34.4 million at July 28, 2012 and January 28, 2012, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $33.8 million and $14.1 million at July 28, 2012 and January 28, 2012, respectively, for which the Company provided for an allowance for doubtful accounts of $0.9 million and $0.4 million at July 28, 2012 and January 28, 2012, respectively. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)           Inventories

Inventories consist of the following (in thousands):

	July 28, 2012	Jan. 28, 2012
Raw materials	$19,073	$8,903
Work in progress	3,172	2,713
Finished goods	358,935	316,986
	$381,180	$328,602

As of July 28, 2012 and January 28, 2012, inventories had been written down to the lower of cost or market by $19.6 million and $19.7 million, respectively.

(6)           Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year, along with the impact of any discrete items. The Company’s effective income tax rate decreased to 32.0% for the six months ended July 28, 2012 from 33.4% for the six months ended July 30, 2011. The effective income tax rate for the six months ended July 30, 2011, included the discrete impact of a $19.5 million settlement charge recorded in the second quarter of fiscal 2012. This unfavorably impacted the mix of taxable income among the Company’s tax jurisdictions, resulting in an increase in the effective income tax rate for the first six months of fiscal 2012 of 260 basis points.  This was partially offset by a larger estimated mix of taxable income in higher tax jurisdictions compared to the prior year.

From time to time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. As of July 28, 2012, several income tax audits were underway for various periods in multiple jurisdictions. The Company has received tax audit reports from the Italian tax authority regarding its ongoing audit of one of the Company’s Italian subsidiaries for the 2008 and 2009 fiscal years. While the tax authority has not made a formal tax assessment, based on the audit reports, the Company believes it is likely to receive a formal tax assessment from the tax authority for these two periods for roughly $11 million, though it is possible that the formal tax assessment will not be consistent with the audit reports. Further, similar or even larger assessments for periods subsequent to fiscal 2009 or other claims or charges related to the matter are possible. The Company disagrees with the positions that the Italian tax authority has indicated it may take and intends to vigorously contest this matter.

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

As of July 28, 2012 and January 28, 2012, the Company had $16.0 million and $16.7 million, respectively, of aggregate accruals for uncertain tax positions, including penalties and interest and net of federal tax benefits.  The change in the accrual balance from January 28, 2012 to July 28, 2012 resulted primarily from foreign currency translation.

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

Net revenue and earnings from operations are summarized as follows for the three and six months ended July 28, 2012 and July 30, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net revenue:
Europe	$246,917	$288,818	$436,732	$499,027
North American Retail	253,012	261,053	504,810	508,510
Asia	66,826	55,283	131,661	115,370
North American Wholesale	41,628	43,868	85,546	89,514
Licensing	27,010	28,137	55,910	56,982
	$635,393	$677,159	$1,214,659	$1,269,403

Earnings (loss) from operations:
Europe	$24,622	$44,218	$37,103	$77,399
North American Retail	16,761	32,914	33,751	51,544
Asia	4,019	4,856	9,894	11,957
North American Wholesale	7,701	10,522	17,047	21,636
Licensing	22,869	25,200	47,455	50,490
Corporate Overhead	(18,671)	(24,181)	(48,808)	(48,564)
	$57,301	$93,529	$96,442	$164,462

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(8)           Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	July 28, 2012	Jan. 28, 2012
European capital lease, maturing quarterly through 2016	$10,254	$11,925
Other	185	311
	10,439	12,236
Less current installments	1,720	2,030
Long-term capital lease obligations	$8,719	$10,206

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At July 28, 2012, the capital lease obligation was $10.3 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of July 28, 2012 was approximately $0.9 million.

On July 6, 2011, the Company entered into a five-year senior secured revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”) which provided for a $200 million revolving multicurrency line of credit. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. It may be used for working capital and other general corporate purposes.

On August 31, 2012, the Company increased its borrowing capacity under the Credit Agreement from $200 million to $300 million by exercising the accordion feature in the Credit Agreement pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Agreement with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Agreement and (ii) access to a new $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount.  At July 28, 2012, the Company had $1.3 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at July 28, 2012, the Company could have borrowed up to $158.9 million under these agreements. At July 28, 2012, the Company had no outstanding borrowings and $8.6 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 3.1%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $43.1 million that has a minimum net equity requirement, there are no other financial ratio covenants.

From time to time the Company will obtain other short-term financing in foreign countries for working capital to finance its local operations.

(9)           Share-Based Compensation

The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and six months ended July 28, 2012 and July 30, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Stock options	$1,293	$1,806	$2,481	$3,119
Nonvested stock awards/units	2,471	5,066	5,980	10,895
Employee Stock Purchase Plan	77	88	182	201
Total share-based compensation expense	$3,841	$6,960	$8,643	$14,215

Unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options and nonvested stock awards/units totaled approximately $7.5 million and $25.4 million, respectively, as of July 28, 2012. This unrecognized expense assumes the performance-based equity awards vest in the future. This cost is expected to be recognized over a weighted-average period of 1.9 years. The weighted average fair values of stock options granted during the six months ended July 28, 2012 and July 30, 2011 were $9.19 and $12.24, respectively.

On March 28, 2012, the Company made an annual grant of 290,400 stock options and 292,800 nonvested stock awards/units to its employees. On June 21, 2012, the Company made a grant of 270,000 nonvested stock awards/units to its employees. On April 15, 2011, the Company made an annual grant of 284,200 stock options and 256,100 nonvested awards/units to its employees.

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

Leases

The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect at July 28, 2012 with expiration dates ranging from 2013 to 2020.

Aggregate rent and property tax expense under these related party leases for the six months ended July 28, 2012 and July 30, 2011 was $2.9 million and $2.4 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements

The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered and may from time-to-time continue to charter aircraft owned by MPM Financial at a discount from the third party management companies’ preferred customer hourly charter rates. The total fees paid under these arrangements for the six months ended July 28, 2012 and July 30, 2011 were approximately $0.9 million and $0.5 million, respectively.

Consulting Arrangement

After serving for over 30 years as an executive and leader for Guess?, co-founder Maurice Marciano elected to retire from his position as executive Chairman of the Board and as an employee of the Company upon the expiration of his employment agreement on January 28, 2012. Mr. Marciano continues to serve the Company as its non-executive Chairman of the Board. In addition, under the terms of his previously existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement (the “Marciano Consulting Agreement”) under which Mr. Marciano will provide certain consulting services to the Company, including advice and counsel to the Company’s Chief Executive Officer and other senior executives. The Marciano Consulting Agreement, which has a two-year term that commenced on January 28, 2012, provides for consulting fees of $500,000 per year and continued automobile use in a manner consistent with past practice. Total expenses incurred with respect to the Marciano Consulting Agreement for the six months ended July 28, 2012 and July 30, 2011 were $0.3 million and zero, respectively.

Other Transactions

From time to time, the Company utilizes a third-party agent named Harmony Collection, LLC to produce specific apparel products on behalf of the Company. Armand Marciano, brother of Maurice and Paul Marciano, is part owner and an executive of the parent company of Harmony Collection, LLC. The total payments made by the Company under this arrangement for the six months ended July 28, 2012 and July 30, 2011 were approximately $0.3 million and zero, respectively. The Company believes that the price and transaction terms have not been significantly affected by the relationship between the parties.

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

Incentive Bonuses

Certain officers and key employees of the Company are eligible to receive annual cash incentive bonuses based on the achievement of certain performance criteria. These bonuses are based on performance measures such as earnings per share and earnings from operations of the Company or particular segments thereof, as well as other objective and subjective criteria as determined by the Compensation Committee of the Board of Directors. In addition to such annual incentive opportunities, Paul Marciano, Chief Executive Officer and Vice Chairman of the Company, is entitled to receive a $3.5 million special cash bonus as of December 31, 2012 related to the Company’s receipt of a fixed cash rights payment of $35.0 million in January 2012 from one of its licensees. In connection with this special bonus, the Company will accrue an expense of $3.5 million, plus applicable payroll taxes, through December 2012, $3.0 million of which was accrued as of July 28, 2012.

Litigation

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. The three week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements.  On August 20, 2012, the appeal period expired without any party having filed an appea1, rendering the judgment final.

Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Court of Paris, France and the Intermediate People’s Court of Nanjing, China. Although the Company believes that it has a strong position and will continue to vigorously defend each of these remaining matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations.

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of July 28, 2012 or January 28, 2012 related to any of the Company’s legal proceedings.

(12)         Supplemental Executive Retirement Plan

The components of net periodic pension cost for the three and six months ended July 28, 2012 and July 30, 2011 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Interest cost	$598	$659	$1,196	$1,316
Net amortization of unrecognized prior service cost	155	242	310	630
Net amortization of actuarial losses	835	545	1,670	1,134
Curtailment expense	—	1,242	—	1,242
Net periodic defined benefit pension cost	$1,588	$2,688	$3,176	$4,322

As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has and expects to continue to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender values of the insurance policies were $39.1 million and $38.4 million as of July 28, 2012 and January 28, 2012, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded an unrealized loss of $0.5 million and an unrealized gain of $0.7 million in other income and expense during the three and six months ended July 28, 2012, respectively, and an unrealized loss of $1.1 million and an unrealized gain of $0.4 million in other income and expense during the three and six months ended July 30, 2011, respectively.

During the three months ended July 30, 2011, the Company recorded a SERP curtailment expense of $1.2 million before taxes related to the accelerated amortization of prior service cost resulting from the retirement of Maurice Marciano as an employee and executive officer, effective upon the expiration of his employment agreement on January 28, 2012.  Mr. Marciano did not receive or earn any additional SERP-related benefits in connection with his retirement and, as of the date of his retirement, ceased vesting or accruing any additional benefits under the terms of the SERP. Mr. Marciano’s retirement resulted in a significant reduction in the total expected remaining years of future service of all SERP participants combined, resulting in the pension curtailment during the three months ended July 30, 2011.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 28, 2012 and January 28, 2012 (in thousands):

	Fair Value Measurements at July 28, 2012				Fair Value Measurements at Jan. 28, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$10,575	$—	$10,575	$—	$8,315	$—	$8,315
Held-to-maturity securities	4,015	—	—	4,015	4,060	—	—	4,060
Available-for-sale securities	16,236	—	—	16,236	16,201	—	—	16,201
Total	$20,251	$10,575	$—	$30,826	$20,261	$8,315	$—	$28,576
Liabilities:
Foreign exchange currency contracts	$—	$264	$—	$264	$—	$1,107	$—	$1,107
Interest rate swap	—	909	—	909	—	975	—	975
Deferred compensation obligations	—	6,846	—	6,846	—	6,762	—	6,762
Total	$—	$8,019	$—	$8,019	$—	$8,844	$—	$8,844

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three or six months ended July 28, 2012.

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

At July 28, 2012 and January 28, 2012, the Company’s held-to-maturity securities consisted of corporate bonds maturing in September 2012 which are recorded at amortized cost and presented within short-term investments in the accompanying condensed consolidated balance sheets. The Company presently does not intend to sell these investments and believes it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases. The amortized cost of held-to-maturity securities at July 28, 2012 and January 28, 2012 was $4.0 million and $4.1 million, respectively, which approximated fair value.

Available-for-sale securities are recorded at fair value and are included in short-term investments and other assets in the accompanying condensed consolidated balance sheets depending on their respective maturity dates. At July 28, 2012, available-for-sale securities consisted of $15.7 million of corporate bonds with maturity dates ranging from January 2013 to September 2014 and $0.5 million of marketable equity securities. At January 28, 2012, available-for-sale securities consisted of $15.7 million of corporate bonds and $0.5 million of marketable equity securities. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income. The accumulated unrealized gains, net of taxes, included in accumulated other comprehensive income related to available-for-sale securities owned by the Company at July 28, 2012 were minimal. The accumulated unrealized losses, net of taxes, included in accumulated other comprehensive income related to available-for-sale securities owned by the Company at January 28, 2012 were minimal.

The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At July 28, 2012 and January 28, 2012, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.

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

The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of July 28, 2012, credit risk did not have a significant effect on the fair value of the Company’s foreign currency contracts.

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

Summary of Derivative Instruments

The fair value of derivative instruments in the condensed consolidated balance sheet as of July 28, 2012 and January 28, 2012 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at July 28, 2012	Fair Value at Jan. 28, 2012
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	$5,515	$3,113
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	5,060	5,202
Total		$10,575	$8,315
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	$2	$641
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	262	466
Interest rate swaps	Long-term liabilities	909	975
Total derivatives not designated as hedging instruments		1,171	1,441
Total		$1,173	$2,082

Forward Contracts Designated as Cash Flow Hedges

During the six months ended July 28, 2012, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$59.3 million and US$11.2 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of July 28, 2012, the Company had forward contracts outstanding for its European and Canadian operations of US$67.3 million and US$27.0 million, respectively, which are expected to mature over the next nine months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for the three and six months ended July 28, 2012 and July 30, 2011 (in thousands):

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss)	Gain/(Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended July 28, 2012	Three Months Ended July 30, 2011	Reclassified from Accumulated OCI into Income (1)	Three Months Ended July 28, 2012	Three Months Ended July 30, 2011
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$7,641	$3,843	Cost of sales	$714	$(737)

Foreign exchange currency contracts	$673	$280	Other income/expense	$118	$(89)

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss)	Gain/(Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended July 28, 2012	Six Months Ended July 30, 2011	Reclassified from Accumulated OCI into Income (1)	Six Months Ended July 28, 2012	Six Months Ended July 30, 2011
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$6,818	$(7,209)	Cost of sales	$3,157	$(3,070)

Foreign exchange currency contracts	$622	$(611)	Other income/expense	$296	$11

(1) The ineffective portion was immaterial during the three and six months ended July 28, 2012 and July 30, 2011 and was recorded in net earnings and included in interest income/expense.

As of July 28, 2012, accumulated other comprehensive income included a net unrealized gain of approximately US$8.0 million, net of tax, which will be recognized in other income or cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Beginning balance gain (loss)	$1,465	$(9,793)	$4,259	$(1,789)
Net gains (losses) from changes in cash flow hedges	7,261	3,504	6,767	(6,425)
Net losses (gains) reclassified to income	(733)	670	(3,033)	2,595
Ending balance gain (loss)	$7,993	$(5,619)	$7,993	$(5,619)

As of January 28, 2012, the Company had forward contracts outstanding for its European and Canadian operations of US$90.0 million and US$41.5 million, respectively.

Forward Contracts Not Designated as Cash Flow Hedges

As of July 28, 2012, the Company had euro foreign currency contracts to purchase US$68.2 million expected to mature over the next nine months, Canadian dollar foreign currency contracts to purchase US$36.1 million expected to mature over the next five months, Swiss franc foreign currency contracts to purchase US$2.8 million expected to mature over the next three months and GBP5.3 million of foreign currency contracts to purchase euros expected to mature over the next six months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as cash flow hedges in other income and expense for the three and six months ended July 28, 2012 and July 30, 2011 (in thousands):

	Location of	Gain/(Loss) Recognized in Income		Gain/(Loss) Recognized in Income
	Gain/(Loss) Recognized in Income	Three Months Ended July 28, 2012	Three Months Ended July 30, 2011	Six Months Ended July 28, 2012	Six Months Ended July 30, 2011
Derivatives not designated as hedging instruments:

Foreign exchange currency contracts	Other income/expense	$8,474	$3,270	$6,220	$(12,406)

Interest rate swaps	Other income/expense	$(14)	$(163)	$5	$—

As of January 28, 2012, the Company had euro foreign currency contracts to purchase US$88.0 million, Canadian dollar foreign currency contracts to purchase US$50.5 million, Swiss franc foreign currency contracts to purchase US$14.0 million and GBP5.0 million of foreign currency contracts to purchase euros.

(15)         Subsequent Events

On August 22, 2012, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. The cash dividend will be paid on September 21, 2012 to stockholders of record as of the close of business on September 5, 2012.

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

Products

We derive our net revenue from the sale of GUESS?, GUESS by MARCIANO, GUESS Kids and G by GUESS men’s and women’s apparel and our licensees’ products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line sites. We also derive royalty revenue from worldwide licensing activities.

Recent Global Economic Developments

Economic and market conditions have continued to be volatile and uncertain in many markets around the world and consumer behavior remains cautious. In North America, the relatively weaker levels of consumer confidence and the highly promotional conditions among retailers may persist for some time. In Europe, sovereign debt and bank credit issues continue to affect the capital markets of various European countries and have resulted in reduced consumer confidence and discretionary spending in those countries.

These conditions in Europe have negatively impacted our business, particularly in the more penetrated countries in Southern Europe.

The Company experienced inflationary pressures on raw materials, labor, freight and other commodities including oil, in fiscal 2012 and during the first half of fiscal 2013. In the second half of fiscal 2013, we expect product margins to benefit from lower cotton prices. However, this benefit may be offset by the negative impact of a weaker euro on U.S. denominated merchandise purchases in Europe and increased targeted promotional activity in North America.

We also continue to experience significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. During the first half of fiscal 2013, the average U.S. dollar rate was stronger against these currencies versus the average rate in the comparable prior-year period. This had an overall negative impact on the translation of our international revenues and earnings for the six months ended July 28, 2012 compared to the same prior-year period.

In addition, some of our transactions that occur in Europe, Canada and South Korea are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when converted to their functional currencies. Fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. The euro weakened during the first half of fiscal 2013 compared to the prior-year period, increasing the cost of U.S. dollar denominated purchases of merchandise in our European operations. A weaker euro in the second half of fiscal 2013 should continue to unfavorably impact our product margins in Europe. The Company enters into derivative financial instruments to offset some but not all of the exchange risk on foreign currency transactions. However, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized. As a result of the weakening of the euro during the second quarter of fiscal 2013, the Company’s results were favorably impacted by the net unrealized revaluation of our foreign currency contracts and balances. However, the unfavorable currency impact to the underlying transaction should occur later in the fiscal year, creating volatility between periods. Continued volatility in the global currency markets could result in further revaluation gains or losses in future periods.

Long-Term Growth Strategy

Despite the difficult economic conditions described above, our key long-term strategies remain unchanged. Global expansion continues to be the cornerstone of our long-term growth strategy. Our combined revenues outside of the U.S. and Canada represented more than half of the total Company’s revenues for the six months ended July 28, 2012, compared to one-fifth in fiscal 2005. We expect to continue to expand in both our existing European and Asian markets. At the same time, we plan to develop key markets like China, Brazil, Germany, Russia, Japan and India and expand our G by GUESS concept both domestically and internationally. Our goal is also to drive growth by enhancing the productivity of our existing operations.

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

In Europe, over the long-term, we will continue to focus on developing new markets in Northern and Eastern Europe where our brand is well known but still under-penetrated and expand on our success in Western and Southern Europe. We plan to continue to develop important European markets such as Germany and Russia. We have flagship stores in key cities such as Paris, Barcelona, Dusseldorf, London and Milan. Together with our licensee partners, we opened 52 stores in the first half of fiscal 2013 and plan to continue our international expansion in Europe by opening approximately 90 retail stores in total during fiscal 2013, about one third of which will be operated directly by us. In addition, we also acquired 26 stores from one of our licensees during the second quarter of fiscal 2013.

Our North American Retail growth strategy is to increase retail sales and profitability by expanding our network of retail stores and improving the productivity and performance of existing stores. We will continue to emphasize our newer G by GUESS store concept and our e-commerce channel. During the first half of fiscal 2013, we opened 19 retail stores and we currently plan to open approximately 32 retail stores in total across all concepts in the U.S. and Canada during fiscal 2013, with the majority under the G by GUESS brand.  In addition, we plan to remodel key existing locations as part of the roll-out of our new store designs.

We see significant market opportunities in Asia and we are dedicating capital and human resources to support the region’s growth and development. We and our partners have opened flagship stores in key cities such as Seoul, Shanghai, Hong Kong, Macau, Taipei and Beijing and we have partnered with licensees to develop our business in the second tier cities in this region. During fiscal 2012, we launched our newer G by GUESS store concept in South Korea where we have 60 locations as of July 28, 2012. Our strategy in South Korea, with a combined 326 stores and concessions at July 28, 2012, is to improve productivity and expand distribution for both our GUESS? and G by GUESS branded locations. We and our partners opened 41 stores and 45 concessions during the first half of fiscal 2013 across all of Asia and plan to open between 140 and 150 retail stores and concessions in total across all concepts in Asia during fiscal 2013.

The Company’s investments in capital for the full fiscal year 2013 are planned between $110 million and $120 million (after deducting estimated lease incentives of approximately $10 million). The planned investments in capital are primarily for expansion of our retail businesses in North America and Europe and store remodeling programs in North America.

Other

The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and six months ended July 28, 2012 had the same number of days as the three and six months ended July 30, 2011.

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

Executive Summary

The Company

Net earnings attributable to Guess?, Inc. decreased 29.3% to $42.9 million, or diluted earnings of $0.49 per common share, for the quarter ended July 28, 2012, compared to net earnings attributable to Guess?, Inc. of $60.7 million, or diluted earnings of $0.65 per common share, for the quarter ended July 30, 2011. During the quarter ended July 30, 2011, the Company recorded a pre-tax settlement charge of $19.5 million (or $17.6 million after considering the $1.9 million reduction to income tax as a result of the charge), or $0.19 per share. The charge related to a settlement agreement with a former third party logistics service provider in Europe to facilitate the transition to a new service provider. Adjusted diluted earnings, excluding the settlement charge, were $0.84 per common share for the quarter ended July 30, 2011. References to financial results excluding the impact of the settlement charge are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Highlights of the Company’s performance for the quarter ended July 28, 2012 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•                  Total net revenue decreased 6.2% to $635.4 million for the quarter ended July 28, 2012, from $677.2 million in the same prior-year period. In constant U.S. dollars, revenue increased by 0.4%.

•                  Gross margin (gross profit as a percentage of total net revenue) declined 430 basis points to 39.6% for the quarter ended July 28, 2012, compared to 43.9% in the same prior-year period, due to a higher occupancy rate and lower overall product margins.

•                  Selling, general and administrative (“SG&A”) expenses increased 5.3% to $194.3 million for the quarter ended July 28, 2012, compared to $184.5 million in the same prior-year period. SG&A expense as a percentage of revenue (“SG&A rate”) increased by 340 basis points to 30.6% for the quarter ended July 28, 2012, compared to 27.2% in the same prior-year period, driven primarily by higher global advertising and marketing investments and higher store selling expenses, given our international retail expansion.

•                  In addition to SG&A expenses described above, the Company incurred the $19.5 million settlement charge during the quarter ended July 30, 2011.

•                  Earnings from operations declined 38.7% to $57.3 million for the quarter ended July 28, 2012, compared to $93.5 million in the same prior-year period. Operating margin declined 480 basis points to 9.0% for the quarter ended July 28, 2012, compared to 13.8% in the same prior-year period.

•                  Other income, net, (including interest income and expense) totaled $5.9 million for the quarter ended July 28, 2012, compared to other income, net, of $2.8 million in the same prior-year period.

•                  The effective income tax rate decreased 380 basis points to 32.0% for the quarter ended July 28, 2012, compared to 35.8% in the same prior-year period due primarily to the settlement charge that unfavorably impacted the effective tax rate for the quarter ended July 30, 2011 by 440 basis points.

•                  The Company had $281.5 million in cash and cash equivalents and short-term marketable securities as of July 28, 2012, down $148.7 million, compared to $430.2 million as of July 30, 2011. The Company invested $140.1 million to repurchase approximately 5.0 million of its common shares during the second quarter of fiscal 2013. The Company also invested $92.0 million to repurchase approximately 3.2 million shares of its common stock during the fourth quarter of fiscal 2012.

•                  Accounts receivable, which relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business, decreased by $56.7 million, or 14.5%, to $334.8 million at July 28 2012, compared to $391.5 million at July 30, 2011. On a constant dollar basis, accounts receivable decreased $16.5 million, or 4.2%.

•                  Inventory increased by $38.1 million, or 11.1%, to $381.2 million as of July 28, 2012, compared to $343.1 million as of July 30, 2011. When measured in terms of finished goods units, inventory volumes increased by 16.9% as of July 28, 2012, when compared to July 30, 2011.

Europe

In Europe, revenue decreased by $41.9 million, or 14.5%, to $246.9 million for the quarter ended July 28, 2012, compared to $288.8 million in the same prior-year period. In local currency, revenue decreased by 1.9%. The increase in revenue from the expansion of our directly operated retail business (where comparable store sales declined in the mid-single digits) was more than offset by the unfavorable currency translation impact on revenue resulting from fluctuations in foreign currency rates and lower revenue from our European wholesale business. We grew our business in newer markets, including Germany and Russia, though this growth was more than offset by declines in more penetrated markets, such as Italy and France. At July 28, 2012, we directly operated 227 stores in Europe compared to 165 stores at July 30, 2011, excluding concessions, which represents a 37.6% increase over the prior-period end.

Earnings from operations from our Europe segment decreased by $19.6 million, or 44.3%, to $24.6 million for the quarter ended July 28, 2012, compared to $44.2 million in the same prior-year period. Operating margin declined 530 basis points to 10.0% for the quarter ended July 28, 2012, compared to 15.3% for the same prior-year period. Operating margin for the quarter ended July 30, 2011 included the negative impact from the settlement charge of 670 basis points. The decline in operating margin was driven by a higher SG&A rate and lower gross margins. The higher SG&A rate was driven mainly by higher store selling expenses due to retail expansion, increased investments in advertising and marketing and a bad debt provision related to our Greek distributor. The lower gross margin was due to the negative impact of the relatively weaker euro and a higher occupancy rate due to retail expansion.

North American Retail

Our North American Retail segment, comprising North American full-priced retail stores, factory outlet stores and e-commerce, decreased revenue by $8.1 million, or 3.1%, to $253.0 million during the quarter ended July 28, 2012, compared to $261.1 million in the same prior-year period. The increase in revenue resulting from a larger store base was more than offset by negative comparable store sales of 8.5% for our combined U.S. and Canadian stores (negative 7.5% in local currency, which excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores).

North American Retail earnings from operations decreased by $16.1 million, or 49.1%, to $16.8 million for the quarter ended July 28, 2012, compared to $32.9 million in the same prior-year period. Operating margin decreased 600 basis points to 6.6% for the quarter ended July 28, 2012, compared to 12.6% for the same prior-year period. The decrease was driven by lower gross margins and a higher SG&A rate. Gross margins were negatively impacted by a higher occupancy rate, given the negative comparable store sales, and pricing changes in Canada and increased product costs. The higher SG&A rate was driven mainly by an overall deleveraging of expenses resulting from the negative comparable store sales and increased investments in advertising and marketing.

In the second quarter of fiscal 2013, we opened 13 new stores in the U.S. and Canada and closed five stores. At July 28, 2012, we directly operated 511 stores in the U.S. and Canada, comprised of 192 full-priced GUESS? retail stores, 127 GUESS? factory outlet stores, 78 G by GUESS stores, 60 GUESS? Accessories stores and 54 GUESS by MARCIANO stores. This compares to 490 stores as of July 30, 2011.

Asia

In Asia, revenue increased by $11.5 million, or 20.9%, to $66.8 million for the quarter ended July 28, 2012, compared to $55.3 million in the same prior-year period. In constant U.S. dollars, net revenue increased by 26.2%, driven by growth in our Greater China and South Korea businesses. We continued to expand our operations in the region, where we and our partners opened 17 stores and 12 concessions during the quarter ended July 28, 2012.

Earnings from operations from our Asia segment decreased by $0.9 million, or 17.2%, to $4.0 million for the quarter ended July 28, 2012, compared to $4.9 million for the same prior-year period. Operating margin decreased 280 basis points to 6.0% for the quarter ended July 28, 2012, compared to 8.8% for the same prior-year period. The decline in operating margin was driven primarily by a higher SG&A rate due to increased investments in advertising and marketing and higher store selling expenses given our retail expansion in this region.

North American Wholesale

Our North American Wholesale segment revenue decreased by $2.3 million, or 5.1%, to $41.6 million for the quarter ended July 28, 2012, from $43.9 million in the same prior-year period. In constant U.S. dollars, net revenue decreased by 2.0%. The lower revenue resulted primarily from decreases in our Canadian and U.S. wholesale businesses.

North American Wholesale earnings from operations decreased by $2.8 million, or 26.8%, to $7.7 million for the quarter ended July 28, 2012, compared to $10.5 million in the same prior-year period. Operating margin decreased 550 basis points to 18.5% for the quarter ended July 28, 2012, compared to 24.0% for same prior-year period, due primarily to lower gross margins driven by higher product costs, including the impact of currency fluctuations, and changes to pricing in Canada.

Licensing

Our Licensing royalty revenue decreased by $1.1 million, or 4.0%, to $27.0 million for the quarter ended July 28, 2012, compared to $28.1 million in the same prior-year period. The decrease was driven primarily by lower sales in our watches and outerwear categories, partially offset by higher sales in our footwear category.

Earnings from operations from our Licensing segment decreased by $2.3 million, or 9.3%, to $22.9 million for the quarter ended July 28, 2012, compared to $25.2 million in the same prior-year period. The decrease was driven by the unfavorable impact to earnings from lower revenue and higher advertising expenses.

Corporate Overhead

Corporate overhead expenses decreased by $5.5 million, or 22.8%, to $18.7 million for the quarter ended July 28, 2012, from $24.2 million in the same prior-year period. The decrease was driven primarily by lower performance-based compensation costs and legal fees. In addition, the prior-year period included a charge of $1.2 million before taxes related to the accelerated amortization of prior service cost as a result of a curtailment in the Company’s supplemental executive retirement plan.

Global Store Count

In the second quarter of fiscal 2013, together with our partners, we opened 57 new stores worldwide, consisting of 24 stores in Europe, 17 stores in Asia, 13 stores in the U.S. and Canada and three stores in Central and South America. Together with our partners, we closed 26 stores worldwide, consisting of 12 stores in Europe and the Middle East, nine stores in Asia and five stores in the U.S. and Canada.

We ended the second quarter of fiscal 2013 with 1,626 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	511	511	—
Europe and the Middle East	589	227	362
Asia	450	47	403
Central and South America	76	26	50
Total	1,626	811	815

This store count does not include 385 concessions located primarily in South Korea and Greater China because of their smaller store size in relation to our standard international store size. Of the total 1,626 stores, 1,109 were GUESS? stores, 308 were GUESS? Accessories stores, 111 were G by GUESS stores and 98 were GUESS by MARCIANO stores.

RESULTS OF OPERATIONS

Three months ended July 28, 2012 and July 30, 2011

NET REVENUE. Net revenue decreased by $41.8 million, or 6.2%, to $635.4 million for the quarter ended July 28, 2012, from $677.2 million for the quarter ended July 30, 2011. In constant U.S. dollars, revenue increased by 0.4% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $44.2 million compared to the same prior-year period. The increases in revenue from expansion of our retail businesses in Europe and North America and growth in our Asian operations were offset by negative comparable store sales in North America and Europe and lower European wholesale shipments.

Net revenue from our Europe operations decreased by $41.9 million, or 14.5%, to $246.9 million for the quarter ended July 28, 2012, from $288.8 million in the same prior-year period. In local currency, revenue decreased by 1.9% versus the same comparable period. The increase in revenue from the expansion of our directly operated retail business (where comparable store sales declined in the mid-single digits) was more than offset by the unfavorable currency translation impact on revenue resulting from fluctuations in foreign currency rates and lower revenue from our European wholesale business. The decrease in our wholesale business was due mainly to lower apparel sales. We grew our business in newer markets, including Germany and Russia, though this growth was more than offset by declines in more penetrated markets, such as Italy and France. At July 28, 2012, we directly operated 227 stores in Europe compared to 165 stores at July 30, 2011, excluding concessions, which represents a 37.6% increase over the prior-period end. Currency translation fluctuations relating to our Europe operations unfavorably impacted net revenue in our Europe segment by $36.3 million.

Net revenue from our North American Retail operations decreased by $8.1 million, or 3.1%, to $253.0 million for the quarter ended July 28, 2012, from $261.1 million in the same prior-year period. The increase in revenue resulting from a larger store base was more than offset by negative comparable store sales of 8.5% for our combined U.S. and Canadian stores (negative 7.5% in local currency, which excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores). The store base increased by an average of 20 net additional stores during the quarter ended July 28, 2012 compared to the prior-year quarter, resulting in a net 5.6% increase in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores unfavorably impacted net revenue in our North American Retail segment by $3.6 million.

Net revenue from our Asia operations increased by $11.5 million, or 20.9%, to $66.8 million for the quarter ended July 28, 2012, from $55.3 million in the same prior-year period. In constant U.S. dollars, net revenue increased 26.2% over the same comparable period, driven by growth in our Greater China and South Korea businesses. We continued to grow our Asia business, where we and our partners opened 17 stores and 12 concessions during the quarter ended July 28, 2012. Currency translation fluctuations relating to our Asia operations unfavorably impacted net revenue in our Asia segment by $2.9 million.

Net revenue from our North American Wholesale operations decreased by $2.3 million, or 5.1%, to $41.6 million for the quarter ended July 28, 2012, from $43.9 million in the same prior-year period. In constant U.S. dollars, net revenue decreased 2.0% versus the same comparable period. The lower revenue resulted primarily from decreases in our Canadian and U.S. wholesale businesses. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue in our North American Wholesale segment by $1.4 million.

Net royalty revenue from our Licensing operations decreased by $1.1 million, or 4.0%, to $27.0 million for the quarter ended July 28, 2012, from $28.1 million in the same prior-year period. The decrease was driven primarily by lower sales in our watches and outerwear categories, partially offset by higher sales in our footwear category.

GROSS PROFIT. Gross profit decreased by $45.9 million, or 15.4%, to $251.6 million for the quarter ended July 28, 2012, from $297.5 million in the same prior-year period, due primarily to the unfavorable impact of currency translation on gross profit and higher occupancy costs resulting from retail expansion.

Gross margin declined 430 basis points to 39.6% for the quarter ended July 28, 2012, from 43.9% for the same prior-year period, due to a higher occupancy rate and lower overall product margins. The higher occupancy rate was driven by retail expansion in Europe and Asia as well as negative comparable store sales in North America and Europe. Product margins declined mainly due to the unfavorable impact of currencies on product costs, changes to pricing in Canada and product cost inflation in North America.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, generally exclude the wholesale related distribution costs from gross margin, including them instead in SG&A expenses. Additionally, some entities include retail store occupancy costs in SG&A expenses and others, like the Company, include retail store occupancy costs in cost of product sales. For the three and six months ended July 30, 2011, the Company reclassified certain retail distribution costs from selling, general administrative expenses to cost of product sales, which impacted gross profit, to conform to current period presentation. This reclassification had no impact on previously reported earnings from operations, net earnings or net earnings per share.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $9.8 million, or 5.3%, to $194.3 million for the quarter ended July 28, 2012, from $184.5 million in the same prior-year period. The increase in SG&A expenses, which included the favorable impact of currency translation, was due primarily to higher store selling expenses, higher global advertising and marketing expenses and a bad debt provision related to our Greek distributor.

The Company’s SG&A rate increased by 340 basis points to 30.6% for the quarter ended July 28, 2012, compared to 27.2% in the same prior-year period. The SG&A rate was negatively impacted by increased investments in advertising and marketing, higher store selling expenses due to our international retail expansion, deleveraging of fixed costs resulting from negative comparable sales in North America and a bad debt provision related to our Greek distributor.

SETTLEMENT CHARGE. During the quarter ended July 30, 2011, the Company experienced a temporary disruption in service with a former third party logistics service provider in Europe and subsequently entered into a settlement agreement with this service provider to facilitate a transition to a new service provider. During the three months ended July 30, 2011, the Company recorded a $19.5 million settlement charge related to amounts paid in connection with this agreement.

EARNINGS FROM OPERATIONS.  Earnings from operations decreased by $36.2 million, or 38.7%, to $57.3 million for the quarter ended July 28, 2012, from $93.5 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $5.2 million. The changes in earnings from operations by segment are as follows:

•                  Earnings from operations for the Europe segment decreased by $19.6 million to $24.6 million for the quarter ended July 28, 2012, compared to $44.2 million in the same prior-year period. The decrease resulted from lower wholesale shipments, the unfavorable impact to earnings from lower product margins, higher store selling expenses, increased investments in advertising and marketing and a bad debt provision related to our Greek distributor. These decreases were partially offset by the negative impact in the prior-year period resulting from the $19.5 million settlement charge and the higher profits from the growth in retail stores, net of higher occupancy costs. Currency translation fluctuations relating to our Europe segment unfavorably impacted earnings from operations by $4.1 million.

•                  Earnings from operations for the North American Retail segment decreased by $16.1 million to $16.8 million for the quarter ended July 28, 2012, compared to $32.9 million in the same prior-year period. The decrease reflects the unfavorable impact to earnings from negative comparable store sales and lower product margins and increased investments in advertising and marketing.

•                  Earnings from operations for the Asia segment decreased by $0.9 million to $4.0 million for the quarter ended July 28, 2012, compared to $4.9 million for the same prior-year period. The favorable impact to earnings from operations due to higher revenue and improved product margins was more than offset by higher occupancy costs, increased investments in advertising and marketing and higher store selling costs due to a larger retail store base.

•                 Earnings from operations for the North American Wholesale segment decreased by $2.8 million to $7.7 million for the quarter ended July 28, 2012, compared to $10.5 million in the same prior-year period. The decrease was due primarily to the unfavorable impact to earnings from lower gross margins and lower revenue.

•                  Earnings from operations for the Licensing segment decreased by $2.3 million to $22.9 million for the quarter ended July 28, 2012, compared to $25.2 million in the same prior-year period. The decrease was driven by the unfavorable impact to earnings from lower revenue and higher advertising expenses.

•                  Unallocated corporate overhead decreased by $5.5 million to $18.7 million for the quarter ended July 28, 2012, compared to $24.2 million for the quarter ended July 30, 2011. The decrease was driven primarily by lower performance-based compensation costs and legal fees. In addition, the prior-year period included a charge of $1.2 million before taxes related to the accelerated amortization of prior service cost as a result of a curtailment in the Company’s supplemental executive retirement plan.

Operating margin declined 480 basis points to 9.0% for the quarter ended July 28, 2012, compared to 13.8% for the same prior-year period. Operating margin was negatively impacted by lower gross margins and a higher SG&A rate, partially offset by the prior year negative impact of the $19.5 million settlement charge.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense remained flat at $0.4 million for the quarter ended July 28, 2012, compared to the same prior-year period. Interest expense and interest income include the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges. At July 28, 2012, total borrowings, related primarily to our capital lease in Europe, were $10.4 million, compared to $14.2 million at July 30, 2011. Interest income increased by $0.3 million to $0.8 million for the quarter ended July 28, 2012, compared to $0.5 million for the quarter ended July 30, 2011.

OTHER INCOME, NET. Other income, net, was $5.4 million for the quarter ended July 28, 2012, compared to other income, net, of $2.7 million in the same prior-year period. Other income, net, in the quarters ended July 28, 2012 and July 30, 2011 consisted primarily of net unrealized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances, partially offset by net unrealized losses on non-operating assets.

INCOME TAXES.  Income tax expense for the quarter ended July 28, 2012 was $20.2 million, or a 32.0% effective tax rate, compared to income tax expense of $34.5 million, or a 35.8% effective tax rate, for the same prior-year period.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year (along with the impact of any discrete items), which is subject to ongoing review and evaluation by management. The effective income tax rate for the three months ended July 30, 2011 included the discrete impact of a $19.5 million settlement charge recorded in the second quarter of fiscal 2012 which unfavorably impacted the mix of taxable income among the Company’s tax jurisdictions and increased the effective tax rate for the prior-year period by 440 basis points. This was partially offset by a larger estimated mix of taxable income in higher tax jurisdictions compared to the prior year.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the quarter ended July 28, 2012 was $0.1 million, net of taxes, compared to $1.2 million, net of taxes, for the quarter ended July 30, 2011. The decrease was due to the purchase of the remaining 25% interest in our now wholly-owned subsidiary, Focus Europe S.r.l. (“Focus”), during the current period and lower earnings in our majority-owned European and Mexican subsidiaries.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. decreased by $17.8 million, or 29.3%, to $42.9 million for the quarter ended July 28, 2012, from $60.7 million in the same prior-year period. Diluted earnings per share decreased to $0.49 per share for the quarter ended July 28, 2012, compared to $0.65 per share for the quarter ended July 30, 2011. The quarter ended July 30, 2011 included the $0.19 per share settlement charge. Adjusted diluted earnings, excluding the settlement charge, was $0.84 per common share for the quarter ended July 30, 2011. References to financial results excluding the impact of the settlement charge are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Six months ended July 28, 2012 and July 30, 2011

NET REVENUE. Net revenue decreased by $54.7 million, or 4.3%, to $1.21 billion for the six months ended July 28, 2012, from $1.27 billion for the same prior-year period. In constant U.S. dollars, revenue increased by 0.2% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $57.8 million compared to the same prior-year period. The increases in revenue from expansion of our retail businesses in Europe and North America and growth in our Asian operations were offset by the negative comparable store sales in North America and Europe and lower European wholesale shipments.

Net revenue from our Europe operations decreased by $62.3 million, or 12.5%, to $436.7 million for the six months ended July 28, 2012, from $499.0 million in the same prior-year period. In local currency, revenue decreased by 3.1% versus the same comparable period. The increase in revenue from the expansion of our directly operated retail business (where comparable store sales declined in the high-single digits) was more than offset by the unfavorable currency translation impact on revenue resulting from fluctuations in foreign currency rates and lower revenue from our European wholesale business. At July 28, 2012, we directly operated 227 stores in Europe compared to 165 stores at July 30, 2011, excluding concessions, which represents a 37.6% increase over the prior-period end. Currency translation fluctuations relating to our Europe operations unfavorably impacted net revenue in our Europe segment by $47.5 million.

Net revenue from our North American Retail operations decreased by $3.7 million, or 0.7%, to $504.8 million for the six months ended July 28, 2012, from $508.5 million in the same prior-year period. The increase in revenue resulting from a larger store base was more than offset by negative comparable store sales of 7.1% for our combined U.S. and Canadian stores (negative 6.3% in local currency, which excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores).

The store base increased by an average of 20 net additional stores during the six months ended July 28, 2012 compared to the prior-year period, resulting in a net 5.9% increase in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores unfavorably impacted net revenue in our North American Retail segment by $5.0 million.

Net revenue from our Asia operations increased by $16.3 million, or 14.1%, to $131.7 million for the six months ended July 28, 2012, from $115.4 million in the same prior-year period. In constant U.S. dollars, net revenue increased 17.0% over the same comparable period, driven by growth in our Greater China and South Korea businesses. We continued to grow our Asia business, where we and our partners opened 41 stores and 45 concessions during the six months ended July 28, 2012. Currency translation fluctuations relating to our Asia operations unfavorably impacted net revenue in our Asia segment by $3.3 million.

Net revenue from our North American Wholesale operations decreased by $4.0 million, or 4.4%, to $85.5 million for the six months ended July 28, 2012, from $89.5 million in the same prior-year period. In constant U.S. dollars, net revenue decreased 2.1% versus the same comparable period. The lower revenue resulted primarily from decreases in our Canadian and U.S. wholesale businesses. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue in our North American Wholesale segment by $2.1 million.

Net royalty revenue from our Licensing operations decreased by $1.1 million, or 1.9%, to $55.9 million for the six months ended July 28, 2012, from $57.0 million in the same prior-year period. The decrease was driven by lower sales in our watches category, partially offset by higher sales in our handbag category.

GROSS PROFIT. Gross profit decreased by $58.9 million, or 10.8%, to $486.6 million for the six months ended July 28, 2012, from $545.5 million in the same prior-year period, due primarily to the unfavorable impact of currency translation on gross profit and higher occupancy costs resulting from retail expansion.

Gross margin declined 290 basis points to 40.1% for the six months ended July 28, 2012, from 43.0% for the same prior-year period, due to a higher occupancy rate driven by retail expansion in Europe and Asia as well as negative comparable store sales in North America and Europe.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $28.6 million, or 7.9%, to $390.2 million for the six months ended July 28, 2012, from $361.6 million in the same prior-year period. The increase in SG&A expenses, which included the favorable impact of currency translation, was due primarily to higher global advertising and marketing expenses and higher store selling expenses.

The Company’s SG&A rate increased by 370 basis points to 32.2% for the six months ended July 28, 2012, compared to 28.5% in the same prior-year period. The SG&A rate was negatively impacted by increased investments in advertising and marketing, higher store selling expenses due to our international retail expansion and deleveraging of fixed costs resulting from negative comparable sales in North America and Europe.

SETTLEMENT CHARGE. During the six months ended July 30, 2011, the Company experienced a temporary disruption in service with a former third party logistics service provider in Europe and subsequently entered into a settlement agreement with this service provider to facilitate a transition to a new service provider. During the six months ended July 30, 2011, the Company recorded a $19.5 million settlement charge related to amounts paid in connection with this agreement.

EARNINGS FROM OPERATIONS.  Earnings from operations decreased by $68.1 million, or 41.4%, to $96.4 million for the six months ended July 28, 2012, from $164.5 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $6.1 million. The changes in earnings from operations by segment are as follows:

•                  Earnings from operations for the Europe segment decreased by $40.3 million to $37.1 million for the six months ended July 28, 2012, compared to $77.4 million in the same prior-year period. The decrease resulted from lower wholesale shipments, the unfavorable impact to earnings from lower product margins, higher store selling expenses and increased investments in advertising and marketing. These decreases were partially offset by the negative impact in the prior-year period resulting from the $19.5 million settlement charge and the higher profits from the growth in retail stores, net of higher occupancy costs. Currency translation fluctuations relating to our Europe segment unfavorably impacted earnings from operations by $4.6 million.

•                  Earnings from operations for the North American Retail segment decreased by $17.7 million to $33.8 million for the six months ended July 28, 2012, compared to $51.5 million in the same prior-year period. The decrease reflects the impact on profits from negative comparable store sales and lower product margins and increased investments in advertising and marketing.

•                  Earnings from operations for the Asia segment decreased by $2.1 million to $9.9 million for the six months ended July 28, 2012, compared to $12.0 million for the same prior-year period. The favorable impact to earnings from operations due to improved product margins and higher revenue was more than offset by higher occupancy and store selling costs due to a larger retail store base and increased investments in advertising and marketing.

•                 Earnings from operations for the North American Wholesale segment decreased by $4.6 million to $17.0 million for the six months ended July 28, 2012, compared to $21.6 million in the same prior-year period. The decrease was due primarily to the unfavorable impact to earnings from lower gross margins and lower revenue.

•                  Earnings from operations for the Licensing segment decreased by $3.0 million to $47.5 million for the six months ended July 28, 2012, compared to $50.5 million in the same prior-year period. The decrease was driven by the negative impact of lower revenue on earnings from operations and higher advertising expenses.

•                  Unallocated corporate overhead increased by $0.2 million to $48.8 million for the six months ended July 28, 2012, compared to $48.6 million for the six months ended July 30, 2011.

Operating margin declined 510 basis points to 7.9% for the six months ended July 28, 2012, compared to 13.0% for the same prior-year period. Operating margin was negatively impacted by a higher SG&A rate and a higher overall occupancy rate, partially offset by prior year negative impact of the $19.5 million settlement charge.

INTEREST EXPENSE AND INTEREST INCOME. Interest expense remained flat at $0.8 million for the six months ended July 28, 2012, compared to the same prior-year period. Interest expense and interest income include the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges. Interest income decreased by $0.3 million to $1.5 million for the six months ended July 28, 2012, compared to $1.8 million for the six months ended July 30, 2011.

OTHER INCOME (EXPENSE), NET. Other income, net, was $6.0 million for the six months ended July 28, 2012, compared to other expense, net, of $7.3 million in the same prior-year period. Other income, net, in the six months ended July 28, 2012 consisted primarily of net unrealized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances and net unrealized gains on non-operating assets. Other expense, net, for the six months ended July 30, 2011, consisted primarily of net unrealized mark-to-market revaluation losses on foreign currency contracts and other foreign currency balances.

INCOME TAXES.  Income tax expense for the six months ended July 28, 2012 was $33.0 million, or a 32.0% effective tax rate, compared to income tax expense of $52.8 million, or a 33.4% effective tax rate, for the same prior-year period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year (along with the impact of any discrete items), which is subject to ongoing review and evaluation by management. The effective income tax rate for the six months ended July 30, 2011 included the discrete impact of a $19.5 million settlement charge recorded in the second quarter of fiscal 2012 which unfavorably impacted the mix of taxable income among the Company’s tax jurisdictions and increased the effective tax rate for prior-year period by 260 basis points. This was partially offset by a larger estimated mix of taxable income in higher tax jurisdictions compared to the prior year.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the six months ended July 28, 2012 was $0.6 million, net of taxes, compared to $2.1 million, net of taxes, for the six months ended July 30, 2011. The decrease was due to the purchase of the remaining 25% interest in our now wholly-owned subsidiary, Focus, during the current period and lower earnings in our majority-owned European and Mexican subsidiaries.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. decreased by $33.8 million, or 32.7%, to $69.5 million for the six months ended July 28, 2012, from $103.3 million in the same prior-year period. Diluted earnings per share decreased to $0.78 per share for the six months ended July 28, 2012, compared to $1.11 per share for the six months ended July 30, 2011. The six month period ended July 30, 2011 included the $0.19 per share settlement charge. Adjusted diluted earnings, excluding the settlement charge, were $1.30 per common share for the six months ended July 30, 2011. References to financial results excluding the impact of the settlement charge are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

NON-GAAP MEASURES

The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share for the quarter and six month period ended July 30, 2011 reflect the impact of a settlement charge which affects the comparability of those reported results.

Those financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of this item. The Company has excluded this settlement charge, and related tax impact, from its adjusted financial measures primarily because it does not believe such charge reflects the Company’s ongoing operating results or future outlook. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful as an additional means for investors to evaluate the comparability of the Company’s operating results when reviewed in conjunction with the Company’s GAAP financial statements.  The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.

The adjusted measures exclude the impact of a settlement charge incurred during the quarter ended July 30, 2011. Near the end of the second quarter of fiscal 2012, the Company experienced a temporary disruption in service with a former third party logistics service provider in Europe.  Following this disruption in service, the Company entered into a settlement agreement with this service provider to facilitate a transition to a new service provider, resulting in a pre-tax settlement charge of $19.5 million (or $17.6 million after considering the $1.9 million reduction to income tax as a result of the charge), or $0.19 per share, in the quarter and six month period ended July 30, 2011 related to amounts paid in connection with this agreement.  On a GAAP basis, net earnings attributable to Guess?, Inc. for the quarter and six month period ended July 30, 2011 were $60.7 million and $103.3 million, respectively, and diluted earnings per common share for the quarter and six month period ended July 30, 2011 were $0.65 and $1.11, respectively.  Excluding the impact of the settlement charge and the related tax impact, adjusted net earnings attributable to Guess?, Inc. for the quarter and six month period ended July 30, 2011 were $78.3 million and $121.0 million, respectively, and adjusted diluted earnings per common share for the quarter and six month period ended July 30, 2011 were $0.84 and $1.30, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the six months ended July 28, 2012, the Company relied on trade credit, available cash, real estate leases, and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, if necessary, under the Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.” As of July 28, 2012, the Company had cash and cash equivalents of $271.9 million and short-term investments of $9.6 million. Approximately 65% of the Company’s cash and cash equivalents were held outside of the U.S. Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts and two diversified money market funds. The money market funds are AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. Please see “—Important Notice Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2012 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.

The Company has presented below the cash flow performance comparison of the six months ended July 28, 2012 versus the six months ended July 30, 2011.

Operating Activities

Net cash provided by operating activities was $44.7 million for the six months ended July 28, 2012, compared to $88.4 million for the six months ended July 30, 2011, or a decrease of $43.7 million. The decrease was driven by lower net earnings and lower non-cash adjustments for the six month period ended July 28, 2012 versus the same prior-year period, partially offset by the favorable impact of changes in other long-term liabilities and working capital. The change in other long-term liabilities was driven primarily by the timing of receipts of fixed cash rights payments compared to the same prior-year period. The change in working capital was driven primarily by the timing of certain prepayments compared to the same prior-year period, partially offset by the timing of payments to purchase inventory.

At July 28, 2012, the Company had net working capital (including cash and cash equivalents) of $695.9 million compared to $841.4 million at January 28, 2012 and $808.4 million at July 30, 2011. The lower net working capital is primarily due to the repurchases of the Company’s shares in the fourth quarter of fiscal 2012 and in the second quarter of fiscal 2013. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable at July 28, 2012 amounted to $334.8 million, down $56.7 million, compared to $391.5 million at July 30, 2011. The accounts receivable balance relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business. On a constant dollar basis, accounts receivable decreased by $16.5 million, or 4.2%, compared to the prior year. Approximately $164.0 million of our receivables, or 49.0% of the $334.8 million in accounts receivable at July 28, 2012, were insured for collection purposes or subject to certain bank guarantees or letters of credit. In Europe, approximately two-thirds of our receivables were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at July 28, 2012 increased to $381.2 million, or 11.1%, compared to $343.1 million at July 30, 2011. The increase in inventory supports primarily the growth of our international retail businesses, expansion of our G by GUESS store concept in the U.S. and South Korea and early receipts of the current season inventory in Europe. The increase also reflects the recent impact of reduced customer demand in Europe and negative comparable store sales in North American Retail. When measured in terms of finished goods units, inventory volumes increased by 16.9% as of July 28, 2012, when compared to July 30, 2011.

Investing Activities

Net cash used in investing activities was $69.5 million for the six months ended July 28, 2012, compared to $62.1 million for the six months ended July 30, 2011. Cash used in investing activities related primarily to the expansion of our Europe and North American Retail businesses, investments in information systems and capital expenditures incurred on existing store remodeling programs in North America.

The increase in cash used in investing activities related primarily to higher investments in business acquisitions in our European business. The increase was partially offset by the lower level of spending on new store expansion in North America and net cash receipts for settlement of forward contracts during the six months ended July 28, 2012 compared to net payments for settlement of forward contracts in the same prior-year period. During the six months ended July 28, 2012, the Company opened 39 directly operated stores compared to 50 directly operated stores that were opened in the comparable prior-year period.

Financing Activities

Net cash used in financing activities was $182.8 million for the six months ended July 28, 2012, compared to $34.2 million for the six months ended July 30, 2011. The increase in net cash used in financing activities in the current period compared to the prior year was due primarily to higher repurchases of shares of the Company’s common stock during the current period. During the six months ended July 28, 2012, the Company repurchased 5,036,418 shares under the 2011 Share Repurchase Program at an aggregate cost of $140.1 million.

Dividends

During the first quarter of fiscal 2008, the Company announced a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.20 per common share.

On August 22, 2012, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. The cash dividend will be paid on September 21, 2012 to stockholders of record as of the close of business on September 5, 2012.

The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based on a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.

Capital Expenditures

Gross capital expenditures totaled $50.0 million, before deducting lease incentives of $5.6 million, for the six months ended July 28, 2012. This compares to gross capital expenditures of $59.3 million, before deducting lease incentives of $4.9 million, for the six months ended July 30, 2011. The Company’s investments in capital for the full fiscal year 2013 are planned between $110 million and $120 million (after deducting estimated lease incentives of approximately $10 million).

The planned investments in capital are primarily for expansion of our retail businesses in North America and Europe and store remodeling programs in North America.

In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities

On July 6, 2011, the Company entered into a five-year senior secured revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”) which provided for a $200 million revolving multicurrency line of credit. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. It may be used for working capital and other general corporate purposes.

On August 31, 2012, the Company increased its borrowing capacity under the Credit Facility from $200 million to $300 million by exercising the accordion feature in the Credit Facility pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Facility with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Facility and (ii) access to a new $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount. At July 28, 2012, the Company had $1.3 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at July 28, 2012, the Company could have borrowed up to $158.9 million under these agreements. At July 28, 2012, the Company had no outstanding borrowings and $8.6 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 3.1%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $43.1 million that has a minimum net equity requirement, there are no other financial ratio covenants.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At July 28, 2012, the capital lease obligation was $10.3 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of July 28, 2012 was approximately $0.9 million.

From time to time the Company will obtain other short-term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

On March 14, 2011, the Company’s Board of Directors terminated the previously authorized 2008 share repurchase program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program is in addition to the existing 2011 Share Repurchase Program. Repurchases under either program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under either program and both programs may be discontinued at any time, without prior notice. During the six months ended July 28, 2012, the Company repurchased 5,036,418 shares under the 2011 Share Repurchase Program at an aggregate cost of $140.1 million. All such share repurchases were made during the three months ended July 28, 2012. There were no share repurchases under the 2012 Share Repurchase Program during the six months ended July 28, 2012. There were no share repurchases under the 2011 or 2008 Share Repurchase Programs during the six months ended July 30, 2011. At July 28, 2012, the Company had remaining authority under the 2012 and 2011 Share Repurchase Programs to purchase $517.9 million of its common stock.

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

Maurice Marciano, non-executive Chairman of the Board of Directors, was an active participant in the SERP until his retirement effective on January 28, 2012. Mr. Marciano will be eligible to receive vested SERP benefits in the future in accordance with the terms of the SERP. During the three months ended July 30, 2011, the Company recorded a SERP curtailment expense of $1.2 million before taxes related to the accelerated amortization of prior service cost resulting from the retirement of Mr. Marciano as an employee and executive officer, effective upon the expiration of his employment agreement on January 28, 2012. Mr. Marciano did not receive or earn any additional SERP-related benefits in connection with his retirement and, as of the date of his retirement, ceased vesting or accruing any additional benefits under the terms of the SERP. Mr. Marciano’s retirement resulted in a significant reduction in the total expected remaining years of future service of all SERP participants combined, resulting in the pension curtailment during the three months ended July 30, 2011.

As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has and expects to continue to make periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender values of the insurance policies were $39.1 million and $38.4 million as of July 28, 2012 and January 28, 2012, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $0.7 million and $0.4 million in other income during the six months ended July 28, 2012 and July 30, 2011, respectively.

INFLATION

The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability. The Company did experience some inflationary pressures on raw materials, labor, freight and other commodities including oil, in fiscal 2012 and during the first half of fiscal 2013. In the second half of fiscal 2013, we expect product margins to benefit from lower cotton prices. However, this benefit may be offset by the negative impact of a weaker euro on U.S. denominated merchandise purchases in Europe and increased targeted promotional activity in North America.

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

U.S. and Canada Backlog

We generally receive orders for fashion apparel three to six months prior to the time the products are delivered to our customers’ stores. Regarding our U.S. and Canadian wholesale backlog, the scheduling of market weeks can affect the amount of orders booked in the backlog compared to the same date in the prior year. We estimate that if we were to normalize the orders for this year’s backlog to make the comparison consistent with the prior year, then the current backlog would have decreased by 4.4% compared to the prior year. Not taking into account the impact of this change, our U.S. and Canadian wholesale backlog as of August 25, 2012, consisting primarily of orders for fashion apparel, was $60.3 million, compared to $60.5 million in constant U.S. dollars at August 27, 2011, a decrease of 0.4%.

Europe Backlog

As of August 27, 2012, the European wholesale backlog was €250.3 million, compared to €263.6 million at August 28, 2011, a decrease of 5.0%. The backlog as of August 27, 2012 is comprised of sales orders for the Fall/Winter 2012 and Spring/Summer 2013 seasons.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 28, 2012 filed with the SEC on March 23, 2012. There have been no significant changes to our critical accounting policies during the six months ended July 28, 2012.

RECENTLY ISSUED ACCOUNTING GUIDANCE

There is no new accounting guidance issued by the FASB but not yet adopted that is expected to have a significant effect on the Company’s consolidated financial position, results of operations or disclosures.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

More than half of product sales and licensing revenue recorded for the six months ended July 28, 2012 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part 1, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British pounds or Swiss francs and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound denominated intercompany liabilities and certain sales, operating expenses and tax liabilities denominated in Swiss francs that are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments to offset some but not all of the exchange risk on certain anticipated foreign currency transactions. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.

Forward Contracts Designated as Cash Flow Hedges

During the six months ended July 28, 2012, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$59.3 million and US$11.2 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of July 28, 2012, the Company had forward contracts outstanding for its European and Canadian operations of US$67.3 million and US$27.0 million, respectively, which are expected to mature over the next nine months. The Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in other income and expense in the period in which the royalty expense is incurred.

As of July 28, 2012, accumulated other comprehensive income included a net unrealized gain of approximately US$8.0 million, net of tax, which will be recognized in other income or cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At July 28, 2012, the net unrealized gain of the remaining open forward contracts recorded in the condensed consolidated balance sheet was approximately $5.5 million.

At January 28, 2012, the Company had forward contracts outstanding for its European and Canadian operations of US$90.0 million and US$41.5 million, respectively. At January 28, 2012, the net unrealized gain of these open forward contracts recorded in the condensed consolidated balance sheet was approximately $2.5 million.

Forward Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense. For the six months ended July 28, 2012, the Company recorded a net gain of US$6.2 million for its euro, Canadian dollar, British pound and Swiss franc foreign currency contracts not designated as hedges, which has been included in other income and expense. At July 28, 2012, the Company had euro foreign currency contracts to purchase US$68.2 million expected to mature over the next nine months, Canadian dollar foreign currency contracts to purchase US$36.1 million expected to mature over the next five months, Swiss franc foreign currency contracts to purchase US$2.8 million expected to mature over the next three months and GBP5.3 million of foreign currency contracts to purchase euros expected to mature over the next six months. At July 28, 2012, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately US$4.8 million.

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

Sensitivity Analysis

At July 28, 2012, a sensitivity analysis of changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$201.4 million, the fair value of the instruments would have decreased by US$22.4 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by US$18.3 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

Interest Rate Risk

At July 28, 2012, approximately 98% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expense. The change in the unrealized fair value of the interest swap had a minimal impact on other income during the six months ended July 28, 2012. Substantially all of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the six months ended July 28, 2012.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At July 28, 2012 and January 28, 2012, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There was no change in our internal control over financial reporting during the second quarter of the fiscal year ending February 2, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Litigation

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. The three week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appea1, rendering the judgment final.

Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Court of Paris, France and the Intermediate People’s Court of Nanjing, China. Although the Company believes that it has a strong position and will continue to vigorously defend each of these remaining matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations.

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of July 28, 2012 or January 28, 2012 related to any of the Company’s legal proceedings.

ITEM 1A.  Risk Factors.

There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 28, 2012, filed with the SEC on March 23, 2012.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Items (a) and (b) are not applicable.

Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 29, 2012 to May 26, 2012
Repurchase program(1)	—	—	—	$157,999,277
Employee transactions(2)	—	—	—	—
May 27, 2012 to June 30, 2012
Repurchase program(1)	5,001,511	$27.83	5,001,511	$518,794,690
Employee transactions(2)	994	$28.08	—	—
July 1, 2012 to July 28, 2012
Repurchase program(1)	34,907	$26.67	34,907	$517,863,749
Employee transactions(2)	91	$30.37	—	—
Total
Repurchase program(1)	5,036,418	$27.82	5,036,418
Employee transactions(2)	1,085	$28.27	—

(1) On March 14, 2011, the Company’s Board of Directors terminated the previously authorized 2008 share repurchase program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250.0 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500.0 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program is in addition to the existing 2011 Share Repurchase Program. Repurchases under either program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under either program and both programs may be discontinued at any time, without prior notice.

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
10.1

Amendment No. 1 to Credit Agreement dated as of August 31, 2012 among Registrant and the lenders party thereto and acknowledged by JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed August 31, 2012).

10.2

Lender Joinder Agreement dated as of August 31, 2012 among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed August 31, 2012).

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

Guess?, Inc.

Date: September 4, 2012	By:	/s/ PAUL MARCIANO
Paul Marciano
Chief Executive Officer and Vice Chairman of the Board

Date: September 4, 2012	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)