Form 10-Q
period 2012-10-27
GUESS INC
filed 2012-12-05
CIK 912463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

As of November 28, 2012 the registrant had 85,181,210 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Oct. 27, 2012	Jan. 28, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$287,288	$491,805
Short-term investments	7,348	4,060
Accounts receivable, net	332,440	340,602
Inventories	422,304	328,602
Other current assets	76,784	96,413
Total current assets	1,126,164	1,261,482
Property and equipment, net	356,396	348,885
Goodwill	37,852	29,070
Other intangible assets, net	15,338	10,697
Long-term deferred tax assets	51,312	52,613
Other assets	156,006	141,728
	$1,743,068	$1,844,475

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of capital lease obligations and borrowings	$1,776	$2,030
Accounts payable	214,031	224,859
Accrued expenses	181,013	193,147
Total current liabilities	396,820	420,036
Capital lease obligations	8,739	10,206
Deferred rent and lease incentives	93,995	87,795
Other long-term liabilities	127,378	123,880
	626,932	641,917
Redeemable noncontrolling interests	2,905	8,293

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 138,657,582 and 138,089,021 shares, outstanding 85,203,817 and 89,631,328 shares, at October 27, 2012 and January 28, 2012, respectively	852	896
Paid-in capital	418,725	400,178
Retained earnings	1,210,162	1,155,696
Accumulated other comprehensive loss	(31,636)	(23,197)
Treasury stock, 53,453,765 and 48,457,693 shares at October 27, 2012 and January 28, 2012, respectively	(497,859)	(357,943)
Guess?, Inc. stockholders’ equity	1,100,244	1,175,630
Nonredeemable noncontrolling interests	12,987	18,635
Total stockholders’ equity	1,113,231	1,194,265
	$1,743,068	$1,844,475

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 27, 2012	Oct. 29, 2011	Oct. 27, 2012	Oct. 29, 2011

Product sales	$597,374	$608,777	$1,756,123	$1,821,198
Net royalties	31,454	34,026	87,364	91,008
Net revenue	628,828	642,803	1,843,487	1,912,206

Cost of product sales	381,219	367,202	1,109,242	1,091,119
Gross profit	247,609	275,601	734,245	821,087

Selling, general and administrative expenses	189,492	178,632	579,686	540,193
Settlement charge	—	—	—	19,463
Earnings from operations	58,117	96,969	154,559	261,431

Other income (expense):
Interest expense	(424)	(775)	(1,205)	(1,539)
Interest income	—	661	1,509	2,433
Other income (expense), net	(245)	1,868	5,765	(5,437)
	(669)	1,754	6,069	(4,543)

Earnings before income tax expense	57,448	98,723	160,628	256,888

Income tax expense	19,989	31,877	53,007	84,648
Net earnings	37,459	66,846	107,621	172,240

Net earnings attributable to noncontrolling interests	812	551	1,429	2,606
Net earnings attributable to Guess?, Inc.	$36,647	$66,295	$106,192	$169,634

Net earnings per common share attributable to common stockholders (Note 2):
Basic	$0.43	$0.71	$1.21	$1.83
Diluted	$0.43	$0.71	$1.21	$1.82

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	84,408	92,011	86,857	91,835
Diluted	84,702	92,338	87,156	92,279

Dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 27, 2012	Oct. 29, 2011	Oct. 27, 2012	Oct. 29, 2011
Net earnings	$37,459	$66,846	$107,621	$172,240
Other comprehensive income (loss):
Foreign currency translation adjustment	29,755	(15,091)	(9,038)	19,517
Net unrealized gain (loss) on hedges
Net gains (losses) arising during the period	(6,035)	7,486	(2,048)	2,725
Less income tax effect	672	(1,400)	419	(469)
Net unrealized gain (loss) on investments
Net gains (losses) arising during the period	219	(414)	316	(339)
Less income tax effect	(83)	149	(120)	119
Supplemental Executive Retirement Plan (“SERP”)
Actuarial loss amortization	835	458	2,505	1,592
Prior service cost amortization	155	155	465	785
Curtailment	—	—	—	1,242
Actuarial loss	—	—	—	(1,609)
Less income tax effect	(378)	(235)	(1,134)	(667)
Total comprehensive income	62,599	57,954	98,986	195,136
Less comprehensive income attributable to noncontrolling interests:
Net earnings	812	551	1,429	2,606
Foreign currency translation adjustment	323	(1,211)	(196)	(527)
Amounts attributable to noncontrolling interests	1,135	(660)	1,233	2,079
Comprehensive income attributable to Guess?, Inc.	$61,464	$58,614	$97,753	$193,057

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	Oct. 27, 2012	Oct. 29, 2011

Cash flows from operating activities:
Net earnings	$107,621	$172,240
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	64,471	57,470
Amortization of intangible assets	1,809	1,683
Share-based compensation expense	12,662	21,353
Unrealized forward contract (gains) losses	(847)	387
Net loss on disposition of property and equipment	4,479	3,291
Pension curtailment expense	—	1,242
Other items, net	1,546	211
Changes in operating assets and liabilities:
Accounts receivable	1,990	(8,266)
Inventories	(90,669)	(83,962)
Prepaid expenses and other assets	5,898	(23,253)
Accounts payable and accrued expenses	(22,967)	(3,196)
Deferred rent and lease incentives	6,383	7,961
Other long-term liabilities	3,626	2,787
Net cash provided by operating activities	96,002	149,948
Cash flows from investing activities:
Purchases of property and equipment	(77,357)	(94,200)
Proceeds from dispositions of long-term assets	—	689
Proceeds from maturity of investment	4,000	15,000
Acquisition of lease interest	—	(1,339)
Acquisition of businesses, net of cash acquired	(15,980)	—
Net cash settlement of forward contracts	4,972	(6,886)
Purchases of investments	(12,417)	(17,039)
Net cash used in investing activities	(96,782)	(103,775)
Cash flows from financing activities:
Payment of debt issuance costs	(383)	(970)
Repayment of borrowings and capital lease obligations	(1,425)	(1,406)
Dividends paid	(53,143)	(55,729)
Purchase of redeemable noncontrolling interest	(4,185)	—
Noncontrolling interest capital distributions	(3,086)	—
Issuance of common stock, net of nonvested award repurchases	2,097	3,819
Excess tax benefits from share-based compensation	237	1,776
Purchase of treasury stock	(140,262)	—
Net cash used in financing activities	(200,150)	(52,510)
Effect of exchange rates on cash and cash equivalents	(3,587)	6,025
Net decrease in cash and cash equivalents	(204,517)	(312)
Cash and cash equivalents at beginning of period	491,805	427,037
Cash and cash equivalents at end of period	$287,288	$426,725

Supplemental cash flow data:
Interest paid	$590	$971
Income taxes paid	$66,050	$90,153

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 27, 2012

(unaudited)

(1)                                 Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of October 27, 2012 and January 28, 2012, and the condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three and nine months ended October 27, 2012 and October 29, 2011, and the condensed consolidated statements of cash flows for the nine months ended October 27, 2012 and October 29, 2011. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended October 27, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 28, 2012. The Company has made certain reclassifications to the prior year’s condensed consolidated financial statements to conform to classifications in the current year. For the three and nine month periods ended October 29, 2011, the Company reclassified certain retail distribution costs from selling, general and administrative expenses to cost of product sales to conform to current period presentation. The reclassification had no impact on previously reported earnings from operations, net earnings or net earnings per share.

The three and nine months ended October 27, 2012 had the same number of days as the three and nine months ended October 29, 2011. All references herein to “fiscal 2013”, “fiscal 2012” and “fiscal 2011” represent the results of the 53-week fiscal year ending February 2, 2013 and the 52-week fiscal years ended January 28, 2012 and January 29, 2011, respectively.

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

The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct. 27, 2012	Oct. 29, 2011	Oct. 27, 2012	Oct. 29, 2011
Net earnings attributable to Guess?, Inc.	$36,647	$66,295	$106,192	$169,634
Less net earnings attributable to nonvested restricted stockholders	323	549	779	1,374
Net earnings attributable to common stockholders	$36,324	$65,746	$105,413	$168,260

Weighted average common shares used in basic computations	84,408	92,011	86,857	91,835
Effect of dilutive securities:
Stock options and restricted stock units	294	327	299	444
Weighted average common shares used in diluted computations	84,702	92,338	87,156	92,279

Net earnings per common share attributable to common stockholders:
Basic	$0.43	$0.71	$1.21	$1.83
Diluted	$0.43	$0.71	$1.21	$1.82

For the three months ended October 27, 2012 and October 29, 2011, equity awards granted for 1,415,864 and 1,069,973, respectively, of the Company’s common shares and for the nine months ended October 27, 2012 and October 29, 2011, equity awards granted for 1,363,393 and 968,128, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

On March 14, 2011, the Company’s Board of Directors terminated the previously authorized 2008 share repurchase program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program is in addition to the existing 2011 Share Repurchase Program. Repurchases under either program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under either program and both programs may be discontinued at any time, without prior notice. During the nine months ended October 27, 2012, the Company repurchased 5,036,418 shares under the 2011 Share Repurchase Program at an aggregate cost of $140.1 million. All such share repurchases were made during the three months ended July 28, 2012. There were no share repurchases under the 2012 Share Repurchase Program during the nine months ended October 27, 2012. At October 27, 2012, the Company had combined remaining authority under the 2012 and 2011 Share Repurchase Programs to purchase $517.9 million of its common stock.

(3)                                 Stockholders’ Equity and Redeemable Noncontrolling Interests

A reconciliation of the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended January 28, 2012 and nine months ended October 27, 2012 is as follows (in thousands):

	Stockholders’ Equity
	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balances at January 29, 2011	$1,054,876	$11,318	$1,066,194	$14,711
Issuance of common stock under stock compensation plans, net of tax effect	2,923	—	2,923	—
Issuance of stock under ESPP	1,377	—	1,377	—
Share-based compensation	28,100	—	28,100	—
Dividends	(74,166)	—	(74,166)	—
Share repurchases	(92,082)	—	(92,082)	—
Redeemable noncontrolling interest redemption value adjustment	3,721	2,051	5,772	(5,772)
Comprehensive income (loss):
Net earnings	265,500	5,150	270,650	—
Foreign currency translation adjustment	(17,569)	116	(17,453)	(646)
Unrealized gain on hedges, net of income tax of ($1,170)	6,048	—	6,048	—
Unrealized loss on investments, net of income tax of $24	(43)	—	(43)	—
SERP prior service cost amortization, curtailment and actuarial valuation loss and related amortization, net of income tax of $2,057	(3,055)	—	(3,055)	—
Balances at January 28, 2012	$1,175,630	$18,635	$1,194,265	$8,293
Issuance of common stock under stock compensation plans, net of tax effect	380	—	380	—
Issuance of stock under ESPP	983	—	983	—
Share-based compensation	12,662	—	12,662	—
Dividends	(53,087)	—	(53,087)	—
Share repurchases	(140,262)	—	(140,262)	—
Purchase of redeemable noncontrolling interest	4,857	(4,857)	—	(4,185)
Noncontrolling interest capital contribution	—	1,279	1,279	—
Noncontrolling interest capital distribution	—	(3,086)	(3,086)	—
Redeemable non-controlling interest redemption value adjustment	1,328	(217)	1,111	(1,111)
Comprehensive income (loss):
Net earnings	106,192	1,429	107,621	—
Foreign currency translation adjustment	(8,842)	(196)	(9,038)	(92)
Unrealized loss on hedges, net of income tax of $419	(1,629)	—	(1,629)	—
Unrealized gain on investments, net of income tax of ($120)	196	—	196	—
SERP prior service cost and actuarial valuation amortization, net of income tax of ($1,134)	1,836	—	1,836	—
Balances at October 27, 2012	$1,100,244	$12,987	$1,113,231	$2,905

Redeemable Noncontrolling Interests

The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest from the acquisition of its majority-owned subsidiary, Guess Sud SAS (“Guess Sud”). The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holders by providing written notice to the Company any time after January 30, 2012. The put arrangement is recorded on the balance sheet at its expected redemption value and classified as a redeemable noncontrolling interest outside of permanent equity. On May 15, 2012, the Company and the noncontrolling interest holders executed an amendment to the Guess Sud put arrangement which modified the put price to be based on the value of specified net tangible and intangible assets of Guess Sud instead of being based on a multiple of Guess Sud’s earnings before interest, taxes, depreciation and amortization. The redemption value of the Guess Sud redeemable put arrangement was $2.9 million and $4.1 million at October 27, 2012 and January 28, 2012, respectively.

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

(4)                                 Accounts Receivable

Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia. The Company provided for allowances relating to these receivables of $41.9 million and $34.4 million at October 27, 2012 and January 28, 2012, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $36.1 million and $14.1 million at October 27, 2012 and January 28, 2012, respectively, for which the Company provided for an allowance for doubtful accounts of $1.0 million and $0.4 million at October 27, 2012 and January 28, 2012, respectively. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)                                 Inventories

Inventories consist of the following (in thousands):

	Oct. 27, 2012	Jan. 28, 2012
Raw materials	$17,311	$8,903
Work in progress	3,531	2,713
Finished goods	401,462	316,986
	$422,304	$328,602

As of October 27, 2012 and January 28, 2012, the Company included an allowance to write-down inventories to the lower of cost or market of $20.6 million and $19.7 million, respectively.

(6)                                 Income Taxes

Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year, along with the impact of any discrete items. The Company’s effective income tax rate was 33.0% for the each of the nine months ended October 27, 2012 and October 29, 2011. The effective income tax rate for the nine months ended October 29, 2011 included the discrete impact of a $19.5 million settlement charge recorded in the second quarter of fiscal 2012. This unfavorably impacted the mix of taxable income among the Company’s tax jurisdictions, resulting in an increase in the effective income tax rate for the first nine months of fiscal 2012 of 170 basis points. During the current nine month period, the distribution of earnings among the Company’s tax jurisdictions resulted in a similar estimated tax rate compared to the prior year.

From time to time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. As of October 27, 2012, several income tax audits were underway for various periods in multiple jurisdictions. Prior to the third quarter of fiscal 2013, the Company received tax audit reports from the Italian tax authority regarding its ongoing audit of one of the Company’s Italian subsidiaries for the 2008 and 2009 fiscal years and believed it was likely to receive a formal tax assessment from the tax authority for these two periods for roughly $11 million. During the third quarter of fiscal 2013, the Company received a formal tax assessment that was largely consistent with the Company’s prior expectations, with a total tax assessment for the periods of approximately $12 million. Similar or even larger assessments for periods subsequent to fiscal 2009 or other claims or charges related to the matter continue to be possible.

The Company has been advised by its Italian counsel that tax audits like this one in Italy involving proposed income adjustments greater than €2 million are automatically referred for review by a public prosecutor who may seek to pursue charges or close the matter, and that resulting criminal charges, if any, would be instituted against individuals rather than against the affected companies under Italian law. Consistent with this process, a review proceeding by a prosecutor in Italy has been initiated with respect to three current and former members of the Guess European management team and the Company’s former President (as the signing officer for certain Italian tax returns covering the relevant periods). The prosecutor has not yet made a final determination regarding this matter.

As is common in tax audit matters, the Company has been working with the Italian tax authority in an attempt to resolve this matter through the standard resolution processes in Italy.  However, the Company continues to disagree with the positions that the Italian tax authority has taken and intends to vigorously contest this matter as appropriate.

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

As of October 27, 2012 and January 28, 2012, the Company had $16.6 million and $16.7 million, respectively, of aggregate accruals for uncertain tax positions, including penalties and interest and net of federal tax benefits. The change in the accrual balance from January 28, 2012 to October 27, 2012 resulted primarily from foreign currency translation.

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

Net revenue and earnings from operations are summarized as follows for the three and nine months ended October 27, 2012 and October 29, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 27, 2012	Oct. 29, 2011	Oct. 27, 2012	Oct. 29, 2011
Net revenue:
Europe	$202,594	$221,041	$639,326	$720,068
North American Retail	262,064	265,637	766,874	774,147
Asia	74,838	64,782	206,499	180,152
North American Wholesale	57,878	57,317	143,424	146,831
Licensing	31,454	34,026	87,364	91,008
	$628,828	$642,803	$1,843,487	$1,912,206

Earnings (loss) from operations:
Europe	$14,572	$34,152	$51,675	$111,551
North American Retail	8,952	27,533	42,703	79,077
Asia	7,799	8,248	17,693	20,205
North American Wholesale	14,888	16,013	31,935	37,649
Licensing	27,103	30,698	74,558	81,188
Corporate Overhead	(15,197)	(19,675)	(64,005)	(68,239)
	$58,117	$96,969	$154,559	$261,431

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(8)                                 Borrowings and Capital Lease Obligations

Borrowings and capital lease obligations are summarized as follows (in thousands):

	Oct. 27, 2012	Jan. 28, 2012
European capital lease, maturing quarterly through 2016	$10,373	$11,925
Other	142	311
	10,515	12,236
Less current installments	1,776	2,030
Long-term capital lease obligations	$8,739	$10,206

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At October 27, 2012, the capital lease obligation was $10.4 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of October 27, 2012 was approximately $0.9 million.

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

On August 31, 2012, the Company increased its borrowing capacity under the Credit Facility from $200 million to $300 million by exercising the accordion feature in the Credit Facility pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Facility with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Facility and (ii) access to a new $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount. At October 27, 2012, the Company had $1.2 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at October 27, 2012, the Company could have borrowed up to $146.0 million under these agreements. At October 27, 2012, the Company had no outstanding borrowings and $15.1 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.4% to 3.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $45.3 million that has a minimum net equity requirement, there are no other financial ratio covenants.

From time to time the Company will obtain other short-term financing in foreign countries for working capital to finance its local operations.

(9)                                 Share-Based Compensation

The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and nine months ended October 27, 2012 and October 29, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 27, 2012	Oct. 29, 2011	Oct. 27, 2012	Oct. 29, 2011
Stock options	$1,246	$2,044	$3,727	$5,163
Nonvested stock awards/units	2,679	4,970	8,659	15,865
Employee Stock Purchase Plan	94	124	276	325
Total share-based compensation expense	$4,019	$7,138	$12,662	$21,353

Unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options and nonvested stock awards/units totaled approximately $6.3 million and $23.0 million, respectively, as of October 27, 2012. This unrecognized expense assumes the performance-based equity awards vest in the future. This cost is expected to be recognized over a weighted-average period of 1.9 years. The weighted average fair values of stock options granted during the nine months ended October 27, 2012 and October 29, 2011 were $8.92 and $12.29, respectively.

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

Leases

The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect at October 27, 2012 with expiration dates ranging from 2013 to 2020.

Aggregate rent and property tax expense under these related party leases for the nine months ended October 27, 2012 and October 29, 2011 was $4.4 million and $3.9 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements

The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered and may from time-to-time continue to charter aircraft owned by MPM Financial at a discount from the third party management companies’ preferred customer hourly charter rates. The total fees paid under these arrangements for the nine months ended October 27, 2012 and October 29, 2011 were approximately $1.1 million and $0.5 million, respectively.

Consulting Arrangement

After serving for over 30 years as an executive and leader for Guess?, co-founder Maurice Marciano elected to retire from his position as executive Chairman of the Board and as an employee of the Company upon the expiration of his employment agreement on January 28, 2012. Mr. Marciano continues to serve the Company as its non-executive Chairman of the Board. In addition, under the terms of his previously existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement (the “Marciano Consulting Agreement”) under which Mr. Marciano will provide certain consulting services to the Company, including advice and counsel to the Company’s Chief Executive Officer and other senior executives. The Marciano Consulting Agreement, which has a two-year term that commenced on January 28, 2012, provides for consulting fees of $500,000 per year and continued automobile use in a manner consistent with past practice. Total expenses incurred with respect to the Marciano Consulting Agreement for the nine months ended October 27, 2012 and October 29, 2011 were $0.4 million and zero, respectively.

Other Transactions

From time to time, the Company utilizes a third-party agent named Harmony Collection, LLC to produce specific apparel products on behalf of the Company. Armand Marciano, brother of Maurice and Paul Marciano, is part owner and an executive of the parent company of Harmony Collection, LLC. The total payments made by the Company under this arrangement for the nine months ended October 27, 2012 and October 29, 2011 were approximately $0.4 million and zero, respectively. The Company believes that the price and transaction terms have not been significantly affected by the relationship between the parties.

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

Incentive Bonuses

Certain officers and key employees of the Company are eligible to receive annual cash incentive bonuses based on the achievement of certain performance criteria. These bonuses are based on performance measures such as earnings per share and earnings from operations of the Company or particular segments thereof, as well as other objective and subjective criteria as determined by the Compensation Committee of the Board of Directors. In addition to such annual incentive opportunities, Paul Marciano, Chief Executive Officer and Vice Chairman of the Company, is entitled to receive a $3.5 million special cash bonus as of December 31, 2012 related to the Company’s receipt of a fixed cash rights payment of $35.0 million in January 2012 from one of its licensees. In connection with this special bonus, the Company will accrue an expense of $3.5 million, plus applicable payroll taxes, through December 2012, $3.3 million of which was accrued as of October 27, 2012.

Litigation

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. The three week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final.

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

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of October 27, 2012 or January 28, 2012 related to any of the Company’s legal proceedings.

(12)                          Supplemental Executive Retirement Plan

The components of net periodic pension cost for the three and nine months ended October 27, 2012 and October 29, 2011 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 27, 2012	Oct. 29, 2011	Oct. 27, 2012	Oct. 29, 2011
Interest cost	$598	$662	$1,794	$1,978
Net amortization of unrecognized prior service cost	155	155	465	785
Net amortization of actuarial losses	835	458	2,505	1,592
Curtailment expense	—	—	—	1,242
Net periodic defined benefit pension cost	$1,588	$1,275	$4,764	$5,597

As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and expects to continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender values of the insurance policies were $46.1 million and $38.4 million as of October 27, 2012 and January 28, 2012, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $0.9 million and $1.6 million in other income and expense during the three and nine months ended October 27, 2012, respectively, and unrealized losses of $0.7 million and $0.3 million in other income and expense during the three and nine months ended October 29, 2011, respectively.

During the nine months ended October 29, 2011, the Company recorded a SERP curtailment expense of $1.2 million before taxes related to the accelerated amortization of prior service cost resulting from the retirement of Maurice Marciano as an employee and executive officer, effective upon the expiration of his employment agreement on January 28, 2012. Mr. Marciano did not receive or earn any additional SERP-related benefits in connection with his retirement and, as of the date of his retirement, ceased vesting or accruing any additional benefits under the terms of the SERP. Mr. Marciano’s retirement resulted in a significant reduction in the total expected remaining years of future service of all SERP participants combined, resulting in the pension curtailment during the nine months ended October 29, 2011.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 27, 2012 and January 28, 2012 (in thousands):

	Fair Value Measurements at Oct. 27, 2012				Fair Value Measurements at Jan. 28, 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$3,305	$—	$3,305	$—	$8,315	$—	$8,315
Held-to-maturity securities	—	—	—	—	4,060	—	—	4,060
Available-for-sale securities	18,244	—	—	18,244	16,201	—	—	16,201
Total	$18,244	$3,305	$—	$21,549	$20,261	$8,315	$—	$28,576
Liabilities:
Foreign exchange currency contracts	$—	$429	$—	$429	$—	$1,107	$—	$1,107
Interest rate swap	—	920	—	920	—	975	—	975
Deferred compensation obligations	—	7,238	—	7,238	—	6,762	—	6,762
Total	$—	$8,587	$—	$8,587	$—	$8,844	$—	$8,844

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three or nine months ended October 27, 2012.

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

The Company’s held-to-maturity securities, which consisted of corporate bonds of $4.0 million, matured during the third quarter of fiscal 2013. The held-to-maturity securities were recorded at amortized cost and presented as short-term investments in the accompanying condensed consolidated balance sheet as of January 28, 2012. The amortized cost of held-to-maturity securities at January 28, 2012 was $4.1 million which approximated fair value.

Available-for-sale securities are recorded at fair value and are included in short-term investments and other assets in the accompanying condensed consolidated balance sheets depending on their respective maturity dates. At October 27, 2012, available-for-sale securities consisted of $15.9 million of corporate bonds with maturity dates ranging from January 2013 to September 2014, $1.8 million of certificates of deposit which mature in May 2013 and $0.5 million of marketable equity securities. At January 28, 2012, available-for-sale securities consisted of $15.7 million of corporate bonds and $0.5 million of marketable equity securities. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income. The accumulated unrealized gains, net of taxes, included in accumulated other comprehensive income related to available-for-sale securities owned by the Company at October 27, 2012 were $0.2 million. The accumulated unrealized losses, net of taxes, included in accumulated other comprehensive income related to available-for-sale securities owned by the Company at January 28, 2012 were minimal.

The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At October 27, 2012 and January 28, 2012, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.

Long-lived assets, such as property, plant, and equipment, and purchased intangibles that are subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value, which is determined based on discounted future cash flows. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in the future cash flows. The estimated cash flows used for this nonrecurring fair value measurement are considered a Level 3 input as defined above. The Company recorded charges related to asset impairments of $3.6 million and $3.7 million during the three and nine months ended October 27, 2012, respectively, and $0.7 million and $2.9 million during the three and nine months ended October 29, 2011, respectively. These impairment charges related primarily to the impairment of long-lived assets for certain retail stores in North America and Europe.

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

The Company’s objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound intercompany liabilities. In addition, certain operating expenses and tax liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions.

The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of October 27, 2012, credit risk did not have a significant effect on the fair value of the Company’s foreign currency contracts.

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

Summary of Derivative Instruments

The fair value of derivative instruments in the condensed consolidated balance sheet as of October 27, 2012 and January 28, 2012 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Oct. 27, 2012	Fair Value at Jan. 28, 2012
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	$1,692	$3,113
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	1,613	5,202
Total		$3,305	$8,315
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	$203	$641
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	226	466
Interest rate swaps	Long-term liabilities	920	975
Total derivatives not designated as hedging instruments		1,146	1,441
Total		$1,349	$2,082

Forward Contracts Designated as Cash Flow Hedges

During the nine months ended October 27, 2012, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$81.3 million and US$37.5 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of October 27, 2012, the Company had forward contracts outstanding for its European and Canadian operations of US$59.7 million and US$37.5 million, respectively, which are expected to mature over the next eight months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for the three and nine months ended October 27, 2012 and October 29, 2011 (in thousands):

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss)	Gain/(Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended Oct. 27, 2012	Three Months Ended Oct. 29, 2011	Reclassified from Accumulated OCI into Income (1)	Three Months Ended Oct. 27, 2012	Three Months Ended Oct. 29, 2011
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$(1,876)	$3,970	Cost of sales	$3,697	$(3,470)

Foreign exchange currency contracts	$(174)	$26	Other income/expense	$288	$(20)

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss)	Gain/(Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended Oct. 27, 2012	Nine Months Ended Oct. 29, 2011	Reclassified from Accumulated OCI into Income (1)	Nine Months Ended Oct. 27, 2012	Nine Months Ended Oct. 29, 2011
Derivatives designated as hedging instruments:

Foreign exchange currency contracts	$4,942	$(3,239)	Cost of sales	$6,854	$(6,540)

Foreign exchange currency contracts	$448	$(585)	Other income/expense	$584	$(9)

(1) The ineffective portion was immaterial during the three and nine months ended October 27, 2012 and October 29, 2011 and was recorded in net earnings and included in interest income/expense.

As of October 27, 2012, accumulated other comprehensive income included a net unrealized gain of approximately US$2.6 million, net of tax, which will be recognized in other income or cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 27, 2012	Oct. 29, 2011	Oct. 27, 2012	Oct. 29, 2011
Beginning balance gain (loss)	$7,993	$(5,619)	$4,259	$(1,789)
Net gains (losses) from changes in cash flow hedges	(1,892)	3,059	4,875	(3,366)
Net losses (gains) reclassified to income	(3,471)	3,027	(6,504)	5,622
Ending balance gain (loss)	$2,630	$467	$2,630	$467

As of January 28, 2012, the Company had forward contracts outstanding for its European and Canadian operations of US$90.0 million and US$41.5 million, respectively.

Forward Contracts Not Designated as Cash Flow Hedges

As of October 27, 2012, the Company had euro foreign currency contracts to purchase US$59.6 million expected to mature over the next six months, Canadian dollar foreign currency contracts to purchase US$42.5 million expected to mature over the next eight months and GBP3.1 million of foreign currency contracts to purchase euros expected to mature over the next three months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as cash flow hedges in other income and expense for the three and nine months ended October 27, 2012 and October 29, 2011 (in thousands):

	Location of	Gain/(Loss) Recognized in Income		Gain/(Loss) Recognized in Income
	Gain/(Loss) Recognized in Income	Three Months Ended Oct. 27, 2012	Three Months Ended Oct. 29, 2011	Nine Months Ended Oct. 27, 2012	Nine Months Ended Oct. 29, 2011
Derivatives not designated as hedging instruments:

Foreign exchange currency contracts	Other income/expense	$(3,359)	$6,401	$2,861	$(6,005)

Interest rate swaps	Other income/expense	$37	$(89)	$42	$(89)

As of January 28, 2012, the Company had euro foreign currency contracts to purchase US$88.0 million, Canadian dollar foreign currency contracts to purchase US$50.5 million, Swiss franc foreign currency contracts to purchase US$14.0 million and GBP5.0 million of foreign currency contracts to purchase euros.

(15)         Subsequent Events

On November 28, 2012, the Company announced a special cash dividend of $1.20 per share on the Company’s common stock, which is estimated to total approximately $102 million, and a regular quarterly cash dividend of $0.20 per share. The combined cash dividends will be paid on December 28, 2012 to stockholders of record as of the close of business on December 12, 2012.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Unless the context indicates otherwise, when we refer to “we,” “us”, “our” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.

Important Notice Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may also be contained in the Company’s other reports filed under the Securities Exchange Act of 1934, as amended, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “goal,” “estimate,” “expect,” “intend,” “may,” “outlook,” “pending,” “plan,” “predict,” “project,” “strategy,” “will,” “would,” and other similar terms and phrases, including references to assumptions.

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

Products

We derive our net revenue from the sale of GUESS?, MARCIANO, GUESS Kids and G by GUESS men’s and women’s apparel and our licensees’ products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line sites. We also derive royalty revenue from worldwide licensing activities.

Recent Global Economic Developments

Economic and market conditions have continued to be volatile and uncertain in many markets around the world and consumer behavior remains cautious. In North America, the relatively weaker levels of consumer confidence and the highly promotional conditions among retailers may persist for some time. In Europe, sovereign debt and bank credit issues continue to affect the capital markets of various European countries and have resulted in reduced consumer confidence and discretionary spending in those countries. These circumstances have had, and are expected to continue to have, a negative impact on our business, particularly in the more penetrated countries in Southern Europe. These conditions could have a greater impact in our multi-brand wholesale channel, particularly in Italy, where many customers are relatively small and are not well capitalized.

The Company experienced some inflationary pressures on raw materials, labor, freight and other commodities including oil, in fiscal 2012 and during the first half of fiscal 2013.

Foreign Currency Volatility

We also continue to experience significant volatility in the global currency markets. Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts.

During the first nine months of fiscal 2013, the average U.S. dollar rate was stronger against these currencies versus the average rate in the comparable prior-year period. This had an overall negative impact on the translation of our international revenues and earnings for the nine months ended October 27, 2012 compared to the same prior-year period.

In addition, some of our transactions that occur in Europe, Canada and South Korea are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when converted to their functional currencies. Fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. The euro weakened during the first nine months of fiscal 2013 compared to the prior-year period, increasing the cost of U.S. dollar denominated purchases of merchandise in our European operations. A weaker euro in the fourth quarter of fiscal 2013 could continue to unfavorably impact our product margins in Europe. The Company enters into derivative financial instruments to offset some but not all of the exchange risk on foreign currency transactions. For additional discussion regarding our exposure to foreign currency risk, forward contracts designated as cash flow hedges and forward contracts not designated as cash flow hedges, refer to “Part II, Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Long-Term Growth Strategy

Despite the difficult economic conditions described above, our key long-term strategies remain unchanged. Global expansion continues to be the cornerstone of our long-term growth strategy. Our combined revenues outside of the U.S. and Canada represented half of the total Company’s revenues for the nine months ended October 27, 2012, compared to one-fifth in fiscal 2005. We expect to continue to expand in both our existing European and Asian markets. At the same time, we plan to develop key markets like China, Brazil, Germany, Russia, Japan and India and expand our G by GUESS concept both domestically and internationally. Our goal is also to drive growth by enhancing the productivity of our existing operations.

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

In Europe, over the long-term, we will continue to focus on developing new markets in Eastern and Northern Europe where our brand is well known but still under-penetrated and expand on our success in Western and Southern Europe. We plan to continue to develop important European markets such as Germany and Russia. We have flagship stores in key cities such as Paris, Barcelona, Dusseldorf, London and Milan. Together with our licensee partners, we opened 76 stores in the first nine months of fiscal 2013 and plan to continue our international expansion in Europe by opening approximately 100 retail stores in total during fiscal 2013, about one third of which will be operated directly by us. In addition, we also acquired 26 stores from one of our European licensees during the second quarter of fiscal 2013.

Our North American Retail growth strategy is to increase retail sales and profitability by improving the productivity and performance of existing stores and expanding our network of retail stores. We will continue to emphasize our newer G by GUESS store concept and our e-commerce channel. During the first nine months of fiscal 2013, we opened 24 retail stores in the U.S. and Canada and we currently plan to open approximately 32 retail stores in total across all concepts in these two countries during fiscal 2013, with the majority under the G by GUESS brand. In addition, we plan to remodel key existing locations as part of the roll-out of our new store designs.

We see significant market opportunities in Asia and we have dedicated capital and human resources to support the region’s growth and development. We and our partners have opened flagship stores in key cities such as Seoul, Shanghai, Hong Kong, Macau and

Beijing and we have partnered with licensees to develop our business in the second tier cities in this region. During the third quarter of fiscal 2013, we also partnered with a new licensee in China, which will help us to accelerate our expansion efforts in the northern part of the country. During fiscal 2012, we launched our newer G by GUESS store concept in South Korea, where we had 66 locations as of October 27, 2012. Our strategy in South Korea, with a combined 341 stores and concessions at October 27, 2012, is to improve productivity and expand distribution for both our GUESS? and G by GUESS branded locations. We and our partners opened 62 stores and 90 concessions during the first nine months of fiscal 2013 across all of Asia and plan to open between 170 and 180 retail stores and concessions in total across all concepts in Asia during fiscal 2013.

The Company’s investments in capital for the full fiscal year 2013 are planned between $105 million and $115 million (after deducting estimated lease incentives of approximately $10 million). The planned investments in capital are primarily for expansion of our retail businesses in North America and Europe and store remodeling programs in North America.

Other

The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and nine months ended October 27, 2012 had the same number of days as the three and nine months ended October 29, 2011.

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

Executive Summary

The Company

Net earnings attributable to Guess?, Inc. decreased 44.7% to $36.6 million, or diluted earnings of $0.43 per common share, for the quarter ended October 27, 2012, compared to net earnings attributable to Guess?, Inc. of $66.3 million, or diluted earnings of $0.71 per common share, for the quarter ended October 29, 2011.

Highlights of the Company’s performance for the quarter ended October 27, 2012 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:

•                  Total net revenue decreased 2.2% to $628.8 million for the quarter ended October 27, 2012, from $642.8 million in the same prior-year period. In constant U.S. dollars, revenue increased by 1.2%.

•                  Gross margin (gross profit as a percentage of total net revenue) declined 350 basis points to 39.4% for the quarter ended October 27, 2012, compared to 42.9% in the same prior-year period, due to a higher occupancy rate and lower overall product margins.

•                  Selling, general and administrative (“SG&A”) expenses increased 6.1% to $189.5 million for the quarter ended October 27, 2012, compared to $178.6 million in the same prior-year period. SG&A expense as a percentage of revenue (“SG&A rate”) increased by 240 basis points to 30.2% for the quarter ended October 27, 2012, compared to 27.8% in the same prior-year period, driven primarily by increased global advertising and marketing investments, higher store selling expenses in Europe, given our retail expansion in the region, and deleveraging of fixed costs resulting from negative comparable store sales in North America.

•                  Earnings from operations declined 40.1% to $58.1 million for the quarter ended October 27, 2012, compared to $97.0 million in the same prior-year period. Operating margin declined 590 basis points to 9.2% for the quarter ended October 27, 2012, compared to 15.1% in the same prior-year period.

•                  Other expense, net, (including interest income and expense) totaled $0.7 million for the quarter ended October 27, 2012, compared to other income, net, of $1.8 million in the same prior-year period.

•                  The effective income tax rate increased 250 basis points to 34.8% for the quarter ended October 27, 2012, compared to 32.3% in the same prior-year period.

•                  The Company had $294.6 million in cash and cash equivalents and short-term investments as of October 27, 2012, down $136.2 million, compared to $430.8 million as of October 29, 2011. The Company invested $140.1 million to repurchase approximately 5.0 million of its common shares during the second quarter of fiscal 2013. The Company also invested $92.0 million to repurchase approximately 3.2 million shares of its common stock during the fourth quarter of fiscal 2012.

•                  Accounts receivable, which relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business, decreased by $44.1 million, or 11.7%, to $332.4 million at October 27 2012, compared to $376.5 million at October 29, 2011. On a constant U.S. dollar basis, accounts receivable decreased $24.5 million, or 6.5%.

•                  Inventory increased by $36.9 million, or 9.6%, to $422.3 million as of October 27, 2012, compared to $385.4 million as of October 29, 2011. When measured in terms of finished goods units, inventory volumes increased by 12.1% as of October 27, 2012, when compared to October 29, 2011.

Europe

In Europe, revenue decreased by $18.4 million, or 8.3%, to $202.6 million for the quarter ended October 27, 2012, compared to $221.0 million in the same prior-year period. In local currency, revenue increased by 1.7%. The increase in revenue from the expansion of our directly operated retail business (where comparable store sales were nearly flat) was more than offset by the unfavorable currency translation impact on revenue resulting from fluctuations in foreign currency rates and lower revenue from our European wholesale business. We grew our business in newer markets, including Russia, though this growth was more than offset by a decline in wholesale shipments, primarily in Italy. At October 27, 2012, we directly operated 234 stores in Europe compared to 171 stores at October 29, 2011, excluding concessions, which represents a 36.8% increase over the prior-period end.

Earnings from operations from our Europe segment decreased by $19.6 million, or 57.3%, to $14.6 million for the quarter ended October 27, 2012, compared to $34.2 million in the same prior-year period. Operating margin declined 830 basis points to 7.2% for the quarter ended October 27, 2012, compared to 15.5% for the same prior-year period. The decline in operating margin was driven by a higher SG&A rate and lower gross margins. The higher SG&A rate was driven mainly by higher store selling expenses due to retail expansion and increased investments in advertising and marketing. The lower gross margin was driven primarily by a higher occupancy rate due to retail expansion.

North American Retail

In our North American Retail segment, revenue decreased by $3.5 million, or 1.3%, to $262.1 million during the quarter ended October 27, 2012, compared to $265.6 million in the same prior-year period. The increase in revenue resulting from a larger store base and growth in our e-commerce business was more than offset by negative comparable store sales of 6.0% for our combined U.S. and Canadian stores.

North American Retail earnings from operations decreased by $18.5 million, or 67.5%, to $9.0 million for the quarter ended October 27, 2012, compared to $27.5 million in the same prior-year period. Operating margin decreased 700 basis points to 3.4% for the quarter ended October 27, 2012, compared to 10.4% for the same prior-year period. The decrease was driven by a higher SG&A rate and lower gross margins. The higher SG&A rate was driven mainly by an overall deleveraging of expenses resulting from the negative comparable store sales and increased investments in advertising and marketing. Gross margins were negatively impacted by a higher occupancy rate, given the negative comparable store sales, and higher markdowns as well as pricing changes in Canada.

In the third quarter of fiscal 2013, we opened five new stores in the U.S. and Canada and closed three stores. At October 27, 2012, we directly operated 513 stores in the U.S. and Canada, comprised of 191 full-priced GUESS? retail stores, 130 GUESS? factory outlet stores, 79 G by GUESS stores, 60 GUESS? Accessories stores and 53 MARCIANO stores. This compares to 495 stores as of October 29, 2011.

Asia

In Asia, revenue increased by $10.0 million, or 15.5%, to $74.8 million for the quarter ended October 27, 2012, compared to $64.8 million in the same prior-year period, driven by growth in our South Korea and Greater China businesses due primarily to retail expansion. We continued to expand our operations in the region, where we and our partners opened 21 stores and 45 concessions during the quarter ended October 27, 2012.

Earnings from operations from our Asia segment decreased by $0.4 million, or 5.4%, to $7.8 million for the quarter ended October 27, 2012, compared to $8.2 million for the same prior-year period. Operating margin decreased 230 basis points to 10.4% for the quarter ended October 27, 2012, compared to 12.7% for the same prior-year period. The decline in operating margin was driven primarily by lower gross margins due to channel mix and higher promotions in South Korea and a higher occupancy rate driven by retail expansion in Greater China, partially offset by SG&A expense leverage.

North American Wholesale

Our North American Wholesale segment revenue increased by $0.6 million, or 1.0%, to $57.9 million for the quarter ended October 27, 2012, from $57.3 million in the same prior-year period, driven by our non-U.S. wholesale businesses.

North American Wholesale earnings from operations decreased by $1.1 million, or 7.0%, to $14.9 million for the quarter ended October 27, 2012, compared to $16.0 million in the same prior-year period. Operating margin decreased 220 basis points to 25.7% for the quarter ended October 27, 2012, compared to 27.9% for same prior-year period, due primarily to increased investments in advertising and marketing.

Licensing

Our Licensing royalty revenue decreased by $2.5 million, or 7.6%, to $31.5 million for the quarter ended October 27, 2012, compared to $34.0 million in the same prior-year period. The decrease was driven primarily by lower sales in our handbag, watch and outerwear categories.

Earnings from operations from our Licensing segment decreased by $3.6 million, or 11.7%, to $27.1 million for the quarter ended October 27, 2012, compared to $30.7 million in the same prior-year period. The decrease was driven by lower revenue and higher advertising and marketing expenses.

Corporate Overhead

Corporate overhead expenses decreased by $4.5 million, or 22.8%, to $15.2 million for the quarter ended October 27, 2012, from $19.7 million in the same prior-year period. The decrease was driven primarily by lower professional fees and performance-based compensation costs, partially offset by increased investments in advertising and marketing.

Global Store Count

In the third quarter of fiscal 2013, together with our partners, we opened 53 new stores worldwide, consisting of 24 stores in Europe, 21 stores in Asia, five stores in the U.S. and Canada and three stores in Central America. Together with our partners, we closed 17 stores worldwide, consisting of 11 stores in Asia, three stores in Europe and three stores in the U.S. and Canada.

We ended the third quarter of fiscal 2013 with 1,662 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	513	513	—
Europe and the Middle East	610	234	376
Asia	460	49	411
Central and South America	79	29	50
Total	1,662	825	837

This store count does not include 403 concessions located primarily in South Korea and Greater China because of their smaller store size in relation to our standard international store size. Of the total 1,662 stores, 1,141 were GUESS? stores, 309 were GUESS? Accessories stores, 113 were G by GUESS stores and 99 were MARCIANO stores.

RESULTS OF OPERATIONS

Three months ended October 27, 2012 and October 29, 2011

NET REVENUE. Net revenue decreased by $14.0 million, or 2.2%, to $628.8 million for the quarter ended October 27, 2012, from $642.8 million for the quarter ended October 29, 2011. In constant U.S. dollars, revenue increased by 1.2% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $21.7 million compared to the same prior-year period. The increases in revenue from expansion of our retail businesses in Europe and North America and growth in our Asian operations were offset by negative comparable store sales in North America and lower European wholesale shipments.

Net revenue from our Europe operations decreased by $18.4 million, or 8.3%, to $202.6 million for the quarter ended October 27, 2012, from $221.0 million in the same prior-year period. In local currency, revenue increased by 1.7% over the same comparable period. The increase in revenue from the expansion of our directly operated retail business (where comparable store sales were nearly flat) was more than offset by the unfavorable currency translation impact on revenue resulting from fluctuations in foreign currency rates and lower revenue from our European wholesale business. The decrease in our wholesale business was due mainly to lower apparel sales. We grew our business in newer markets, including Russia, though this growth was more than offset by a decline in wholesale shipments, primarily in Italy. At October 27, 2012, we directly operated 234 stores in Europe compared to 171 stores at October 29, 2011, excluding concessions, which represents a 36.8% increase over the prior-period end. Currency translation fluctuations relating to our Europe operations unfavorably impacted net revenue in our Europe segment by $22.3 million.

Net revenue from our North American Retail operations decreased by $3.5 million, or 1.3%, to $262.1 million for the quarter ended October 27, 2012, from $265.6 million in the same prior-year period. The increase in revenue resulting from a larger store base and growth in our e-commerce business was more than offset by negative comparable store sales of 6.0% for our combined U.S. and Canadian stores (negative 6.2% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores). The store base increased by an average of 19 net additional stores during the quarter ended October 27, 2012 compared to the same prior-year period, resulting in a net 4.7% increase in average square footage.

Net revenue from our Asia operations increased by $10.0 million, or 15.5%, to $74.8 million for the quarter ended October 27, 2012, from $64.8 million in the same prior-year period. In constant U.S. dollars, net revenue increased 15.6% over the same comparable period, driven by growth in our South Korea and Greater China businesses due primarily to retail expansion. We continued to grow our Asia business, where we and our partners opened 21 stores and 45 concessions during the quarter ended October 27, 2012.

Net revenue from our North American Wholesale operations increased by $0.6 million, or 1.0%, to $57.9 million for the quarter ended October 27, 2012, from $57.3 million in the same prior-year period. In constant U.S. dollars, net revenue increased 0.8%, driven by our non-U.S. wholesale businesses.

Net royalty revenue from our Licensing operations decreased by $2.5 million, or 7.6%, to $31.5 million for the quarter ended October 27, 2012, from $34.0 million in the same prior-year period. The decrease was driven primarily by lower sales in our handbag, watch and outerwear categories.

GROSS PROFIT. Gross profit decreased by $28.0 million, or 10.2%, to $247.6 million for the quarter ended October 27, 2012, from $275.6 million in the same prior-year period, due primarily to higher occupancy costs from retail expansion, the unfavorable impact of currency translation on gross profit, lower product margins in North American Retail and lower wholesale sales in Europe. These decreases were partially offset by incremental profits from retail expansion.

Gross margin declined 350 basis points to 39.4% for the quarter ended October 27, 2012, from 42.9% for the same prior-year period, due to a higher occupancy rate and lower overall product margins. The higher occupancy rate was driven by retail expansion in Europe and negative comparable store sales in North America. Product margins declined due primarily to higher markdowns in North American Retail and pricing changes in Canada.

The Company’s gross margin may not be comparable to other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, generally exclude the wholesale related distribution costs from gross margin, including them instead in SG&A expenses. Additionally, some entities include retail store occupancy costs in SG&A expenses and others, like the Company, include retail store occupancy costs in cost of product sales. For the three and nine months ended October 29, 2011, the Company reclassified certain retail distribution costs from selling, general and administrative expenses to cost of product sales, which impacted gross profit, to conform to current period presentation. This reclassification had no impact on previously reported earnings from operations, net earnings or net earnings per share.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $10.9 million, or 6.1%, to $189.5 million for the quarter ended October 27, 2012, from $178.6 million in the same prior-year period. The increase in SG&A expenses, which included the favorable impact of currency translation, was due primarily to higher store selling expenses and higher global advertising and marketing expenses, partially offset by lower professional fees and performance-based compensation costs.

The Company’s SG&A rate increased by 240 basis points to 30.2% for the quarter ended October 27, 2012, compared to 27.8% in the same prior-year period. The SG&A rate was negatively impacted by increased investments in advertising and marketing, higher store selling expenses in Europe due to our retail expansion in the region and deleveraging of fixed costs resulting from negative comparable sales in North America.

EARNINGS FROM OPERATIONS.  Earnings from operations decreased by $38.9 million, or 40.1%, to $58.1 million for the quarter ended October 27, 2012, from $97.0 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $2.4 million. The changes in earnings from operations by segment are as follows:

•                  Earnings from operations for the Europe segment decreased by $19.6 million to $14.6 million for the quarter ended October 27, 2012, compared to $34.2 million in the same prior-year period. The decrease resulted from lower wholesale shipments and increased investments in advertising and marketing. These decreases were partially offset by higher profits from the growth in retail stores, net of higher occupancy costs and higher store selling expenses. Currency translation fluctuations relating to our Europe segment unfavorably impacted earnings from operations by $2.6 million.

•                  Earnings from operations for the North American Retail segment decreased by $18.5 million to $9.0 million for the quarter ended October 27, 2012, compared to $27.5 million in the same prior-year period. The decrease reflects the unfavorable impact to earnings from negative comparable store sales, lower product margins and increased investments in advertising and marketing.

•                  Earnings from operations for the Asia segment decreased by $0.4 million to $7.8 million for the quarter ended October 27, 2012, compared to $8.2 million for the same prior-year period. The favorable impact to earnings from operations due to higher revenue was more than offset by higher occupancy costs due to a larger retail store base, the negative impact of lower product margins on profits and higher expenses.

•                 Earnings from operations for the North American Wholesale segment decreased by $1.1 million to $14.9 million for the quarter ended October 27, 2012, compared to $16.0 million in the same prior-year period. The decrease was due primarily to increased investments in advertising and marketing.

•                  Earnings from operations for the Licensing segment decreased by $3.6 million to $27.1 million for the quarter ended October 27, 2012, compared to $30.7 million in the same prior-year period. The decrease was driven by lower revenue and higher advertising and marketing expenses.

•                  Unallocated corporate overhead decreased by $4.5 million to $15.2 million for the quarter ended October 27, 2012, compared to $19.7 million for the quarter ended October 29, 2011. The decrease was driven primarily by lower professional fees and performance-based compensation costs, partially offset by increased investments in advertising and marketing.

Operating margin declined 590 basis points to 9.2% for the quarter ended October 27, 2012, compared to 15.1% for the same prior-year period. Operating margin was negatively impacted by lower overall gross margins and a higher SG&A rate.

INTEREST INCOME (EXPENSE), NET. Interest income, net was $0.4 million for the quarter ended October 27, 2012, compared to interest expense, net of $0.1 million for the quarter ended October 29, 2011 and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges. At October 27, 2012, total borrowings, related primarily to our capital lease in Europe, were $10.5 million, compared to $13.5 million at October 29, 2011.

OTHER INCOME (EXPENSE), NET. Other expense, net, was $0.2 million for the quarter ended October 27, 2012, compared to other income, net, of $1.9 million in the same prior-year period. Other expense, net, in the quarter ended October 27, 2012 consisted primarily of net unrealized mark-to-market revaluation losses on foreign currency contracts and other foreign currency balances, partially offset by net unrealized gains on non-operating assets. Other income, net, in the quarter ended October 29, 2011 consisted primarily of net unrealized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances, partially offset by net unrealized losses on non-operating assets.

INCOME TAXES.  Income tax expense for the quarter ended October 27, 2012 was $20.0 million, or a 34.8% effective tax rate, compared to income tax expense of $31.9 million, or a 32.3% effective tax rate, for the same prior-year period.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year (along with the impact of any discrete items), which is subject to ongoing review and evaluation by management. The increase in the effective tax rate in the quarter ended October 27, 2012 was due primarily to a higher anticipated full-year effective income tax rate, resulting from a different distribution of earnings among tax jurisdictions. The full-year effective income tax rate is expected to be 33.0% which is consistent with the effective income tax rate for the nine months ended October 29, 2011.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the quarter ended October 27, 2012 was $0.8 million, net of taxes, compared to $0.6 million, net of taxes, for the quarter ended October 29, 2011. The increase was due to higher earnings in our majority-owned Mexican subsidiary, partially offset by lower earnings in our majority-owned European subsidiaries and the purchase of the remaining 25% interest in our now wholly-owned subsidiary, Focus Europe S.r.l. (“Focus”), during the second quarter of fiscal 2013.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. decreased by $29.7 million, or 44.7%, to $36.6 million for the quarter ended October 27, 2012, from $66.3 million in the same prior-year period. Diluted earnings per share decreased to $0.43 per share for the quarter ended October 27, 2012, compared to $0.71 per share for the quarter ended October 29, 2011.

Nine months ended October 27, 2012 and October 29, 2011

NET REVENUE. Net revenue decreased by $68.7 million, or 3.6% to $1.84 billion for the nine months ended October 27, 2012, from $1.91 billion for the same prior-year period. In constant U.S. dollars, revenue increased by 0.6% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $79.5 million compared to the same prior-year period. The increases in revenue from expansion of our retail businesses in Europe and North America and growth in our Asian operations were offset by the negative comparable store sales in North America and Europe and lower European wholesale shipments.

Net revenue from our Europe operations decreased by $80.8 million, or 11.2%, to $639.3 million for the nine months ended October 27, 2012, from $720.1 million in the same prior-year period. In local currency, revenue decreased by 1.6% versus the same comparable period. The increase in revenue from the expansion of our directly operated retail business was more than offset by the unfavorable currency translation impact on revenue resulting from fluctuations in foreign currency rates, lower revenue from our European wholesale business and a percentage decline in the mid-single digits for comparable store sales versus the same prior-year period. The decrease in our wholesale business was due mainly to lower apparel sales. We grew our business in newer markets, including Russia, though this growth was more than offset by a decline in wholesale shipments, primarily in Italy. Currency translation fluctuations relating to our Europe operations unfavorably impacted net revenue in our Europe segment by $69.8 million.

Net revenue from our North American Retail operations decreased by $7.2 million, or 0.9%, to $766.9 million for the nine months ended October 27, 2012, from $774.1 million in the same prior-year period. The increase in revenue resulting from a larger store base and growth in our e-commerce business was more than offset by negative comparable store sales of 6.7% for our combined U.S. and Canadian stores (negative 6.3% in local currency, which excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores). The store base increased by an average of 19 net additional stores during the nine months ended October 27, 2012 compared to the prior-year period, resulting in a net 5.5% increase in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores unfavorably impacted net revenue in our North American Retail segment by $4.4 million.

Net revenue from our Asia operations increased by $26.3 million, or 14.6%, to $206.5 million for the nine months ended October 27, 2012, from $180.2 million in the same prior-year period. In constant U.S. dollars, net revenue increased 16.5% over the same comparable period, driven by growth in our Greater China and South Korea businesses due primarily to retail expansion. We continued to grow our Asia business, where we and our partners opened 62 stores and 90 concessions during the nine months ended October 27, 2012. Currency translation fluctuations relating to our Asia operations unfavorably impacted net revenue in our Asia segment by $3.3 million.

Net revenue from our North American Wholesale operations decreased by $3.4 million, or 2.3%, to $143.4 million for the nine months ended October 27, 2012, from $146.8 million in the same prior-year period. In constant U.S. dollars, net revenue decreased 1.0% versus the same comparable period. The lower revenue resulted primarily from decreases in our U.S. and Canadian wholesale businesses. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue in our North American Wholesale segment by $2.0 million.

Net royalty revenue from our Licensing operations decreased by $3.6 million, or 4.0%, to $87.4 million for the nine months ended October 27, 2012, from $91.0 million in the same prior-year period. The decrease was driven by lower sales in our watch and handbag categories.

GROSS PROFIT. Gross profit decreased by $86.9 million, or 10.6%, to $734.2 million for the nine months ended October 27, 2012, from $821.1 million in the same prior-year period, due primarily to the unfavorable impact of currency translation on gross profit, higher occupancy costs from retail expansion, lower overall product margins and lower wholesale sales in Europe. These decreases were partially offset by incremental profits from retail expansion.

Gross margin declined 310 basis points to 39.8% for the nine months ended October 27, 2012, from 42.9% for the same prior-year period, due to a higher occupancy rate and lower overall product margins. The higher occupancy rate was driven by retail expansion in Europe and negative comparable store sales in North America. Product margins declined due mainly to pricing changes in Canada and the unfavorable impact of currencies on product costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $39.5 million, or 7.3%, to $579.7 million for the nine months ended October 27, 2012, from $540.2 million in the same prior-year period. The increase in SG&A expenses, which included the favorable impact of currency translation, was due primarily to higher store selling expenses and higher global advertising and marketing expenses, partially offset by lower performance-based compensation costs.

The Company’s SG&A rate increased by 310 basis points to 31.4% for the nine months ended October 27, 2012, compared to 28.3% in the same prior-year period. The SG&A rate was negatively impacted by increased investments in advertising and marketing, higher store selling expenses in Europe due to our retail expansion in the region and deleveraging of fixed costs resulting from negative comparable sales in North America and Europe.

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

EARNINGS FROM OPERATIONS.  Earnings from operations decreased by $106.8 million, or 40.9%, to $154.6 million for the nine months ended October 27, 2012, from $261.4 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $8.5 million. The changes in earnings from operations by segment are as follows:

•                  Earnings from operations for the Europe segment decreased by $59.9 million to $51.7 million for the nine months ended October 27, 2012, compared to $111.6 million in the same prior-year period. The decrease resulted from lower wholesale shipments, the unfavorable impact to earnings from lower product margins and increased investments in advertising and marketing. These decreases were partially offset by the negative impact in the prior-year period resulting from the $19.5 million settlement charge and the higher profits from the growth in retail stores, net of higher occupancy costs and higher store selling expenses. Currency translation fluctuations relating to our Europe segment unfavorably impacted earnings from operations by $7.1 million.

•                  Earnings from operations for the North American Retail segment decreased by $36.4 million to $42.7 million for the nine months ended October 27, 2012, compared to $79.1 million in the same prior-year period. The decrease reflects the impact on profits from negative comparable store sales, lower product margins and increased investments in advertising and marketing.

•                  Earnings from operations for the Asia segment decreased by $2.5 million to $17.7 million for the nine months ended October 27, 2012, compared to $20.2 million for the same prior-year period. The favorable impact to earnings from operations due to higher revenue and improved product margins was more than offset by higher occupancy and store selling costs due to a larger retail store base.

•                 Earnings from operations for the North American Wholesale segment decreased by $5.7 million to $31.9 million for the nine months ended October 27, 2012, compared to $37.6 million in the same prior-year period. The decrease was due primarily to the unfavorable impact to earnings from lower gross margins and lower revenue and increased investments in advertising and marketing.

•                  Earnings from operations for the Licensing segment decreased by $6.6 million to $74.6 million for the nine months ended October 27, 2012, compared to $81.2 million in the same prior-year period. The decrease was driven by lower revenue and higher advertising and marketing expenses.

•                  Unallocated corporate overhead decreased by $4.2 million to $64.0 million for the nine months ended October 27, 2012, compared to $68.2 million for the nine months ended October 29, 2011. The decrease was driven primarily by lower performance-based compensation costs, partially offset by increased investments in advertising and marketing.

Operating margin declined 530 basis points to 8.4% for the nine months ended October 27, 2012, compared to 13.7% for the same prior-year period. Operating margin was negatively impacted by a higher SG&A rate and lower overall gross margins, partially offset by the negative impact in the prior year of the $19.5 million settlement charge.

INTEREST INCOME (EXPENSE), NET. Interest income, net was $0.3 million for the nine months ended October 27, 2012, compared to interest income, net of $0.9 million for the nine months ended October 29, 2011 and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges.

OTHER INCOME (EXPENSE), NET. Other income, net, was $5.8 million for the nine months ended October 27, 2012, compared to other expense, net, of $5.4 million in the same prior-year period. Other income, net, in the nine months ended October 27, 2012 consisted primarily of net unrealized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances and net unrealized gains on non-operating assets. Other expense, net, in the nine months ended October 29, 2011, consisted primarily of net unrealized mark-to-market revaluation losses on foreign currency contracts and other foreign currency balances.

INCOME TAXES.  Income tax expense for the nine months ended October 27, 2012 was $53.0 million, or a 33.0% effective tax rate, compared to income tax expense of $84.6 million, or a 33.0% effective tax rate, for the same prior-year period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year (along with the impact of any discrete items), which is subject to ongoing review and evaluation by management. The effective income tax rate for the nine months ended October 29, 2011 included the discrete impact of a $19.5 million settlement charge recorded in the second quarter of fiscal 2012 which unfavorably impacted the mix of taxable income among the Company’s tax jurisdictions and increased the effective tax rate for prior-year period by 170 basis points. During the current nine month period, the distribution of earnings among the Company’s tax jurisdictions resulted in a similar estimated effective tax rate compared to the prior year.

NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS IN SUBSIDIARIES. Net earnings attributable to noncontrolling interests in subsidiaries for the nine months ended October 27, 2012 was $1.4 million, net of taxes, compared to $2.6 million, net of taxes, for the nine months ended October 29, 2011. The decrease was due to the purchase of the remaining 25% interest in our now wholly-owned subsidiary, Focus, during the second quarter of fiscal 2013 and lower earnings in our majority-owned European subsidiaries. These decreases were partially offset by higher earnings in our majority-owned Mexican subsidiary.

NET EARNINGS ATTRIBUTABLE TO GUESS?, INC. Net earnings attributable to Guess?, Inc. decreased by $63.4 million, or 37.4% to $106.2 million for the nine months ended October 27, 2012, from $169.6 million in the same prior-year period.  Diluted earnings per share decreased to $1.21 per share for the nine months ended October 27, 2012, compared to $1.82 per share for the nine months ended October 29, 2011. The nine month period ended October 29, 2011 included the $0.19 per share settlement charge. Adjusted diluted earnings, excluding the settlement charge, were $2.01 per common share for the nine months ended October 29, 2011. References to financial results excluding the impact of the settlement charge are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

NON-GAAP MEASURES

The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share for the nine month period ended October 29, 2011 reflect the impact of a settlement charge which affects the comparability of those reported results. Those financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of this item. The Company has excluded this settlement charge, and related tax impact, from its adjusted financial measures primarily because it does not believe such charge reflects the Company’s ongoing operating results or future outlook. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful as an additional means for investors to evaluate the comparability of the Company’s operating results when reviewed in conjunction with the Company’s GAAP financial statements.  The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.

The adjusted measures exclude the impact of a settlement charge incurred during the nine month period ended October 29, 2011. Near the end of the second quarter of fiscal 2012, the Company experienced a temporary disruption in service with a former third party logistics service provider in Europe.  Following this disruption in service, the Company entered into a settlement agreement with this service provider to facilitate a transition to a new service provider, resulting in a pre-tax settlement charge of $19.5 million (or $17.6 million after considering the $1.9 million reduction to income tax as a result of the charge), or $0.19 per share, in the nine month period ended October 29, 2011 related to amounts paid in connection with this agreement.  On a GAAP basis, net earnings attributable to Guess?, Inc. for the nine month period ended October 29, 2011 was $169.6 million and diluted earnings per common share for the nine month period ended October 29, 2011 was $1.82.  Excluding the impact of the settlement charge and the related tax impact, adjusted net earnings attributable to Guess?, Inc. for the nine month period ended October 29, 2011 was $187.2 million and adjusted diluted earnings per common share for the nine month period ended October 29, 2011 was $2.01.

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

LIQUIDITY AND CAPITAL RESOURCES

We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the nine months ended October 27, 2012, the Company relied on trade credit, available cash, real estate leases, and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings under the Credit Facility, and if necessary, bank facilities in Europe, as described below under “—Credit Facilities.” As of October 27, 2012, the Company had cash and cash equivalents of $287.3 million and short-term investments of $7.3 million. Our Credit Facility includes certain customary covenants, including a requirement that we have a minimum U.S. cash and cash equivalents balance of $50 million immediately after the payment of any dividend. As approximately 70% of the Company’s cash and cash equivalents were held outside of the U.S. as of October 27, 2012, we may borrow against our Credit Facility in the short-term in order to facilitate the payment of a portion of our dividends.

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

The Company has presented below the cash flow performance comparison of the nine months ended October 27, 2012 versus the nine months ended October 29, 2011.

Operating Activities

Net cash provided by operating activities was $96.0 million for the nine months ended October 27, 2012, compared to $149.9 million for the nine months ended October 29, 2011, or a decrease of $53.9 million. The decrease was driven by lower net earnings for the nine month period ended October 27, 2012 versus the same prior-year period, partially offset by the favorable impact of changes in working capital. The change in working capital was driven primarily by the timing of certain prepayments compared to the same prior-year period, partially offset by the timing of payments to purchase inventory.

At October 27, 2012, the Company had net working capital (including cash and cash equivalents) of $729.3 million compared to $841.4 million at January 28, 2012 and $849.0 million at October 29, 2011. The lower net working capital is due primarily to repurchases of the Company’s shares in the fourth quarter of fiscal 2012 and in the second quarter of fiscal 2013 at a total aggregate cost of $232.1 million. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable at October 27, 2012 amounted to $332.4 million, down $44.1 million, compared to $376.5 million at October 29, 2011. The accounts receivable balance relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business. On a constant U.S. dollar basis, accounts receivable decreased by $24.5 million, or 6.5%, when compared to October 29, 2011. Approximately $159.6 million of our receivables, or 48% of the $332.4 million in accounts receivable at October 27, 2012, were insured for collection purposes or subject to certain bank guarantees or letters of credit. In Europe, approximately 70% of our receivables were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at October 27, 2012 increased to $422.3 million, or 9.6%, compared to $385.4 million at October 29, 2011. The increase in inventory supports primarily the growth of our international retail businesses and expansion of our G by GUESS store concept in the U.S. and South Korea. The increase also reflects the recent impact of reduced customer demand in Europe. When measured in terms of finished goods units, inventory volumes increased by 12.1% as of October 27, 2012, when compared to October 29, 2011.

Investing Activities

Net cash used in investing activities was $96.8 million for the nine months ended October 27, 2012, compared to $103.8 million for the nine months ended October 29, 2011. Cash used in investing activities related primarily to the expansion of our Europe and North American Retail businesses, capital expenditures incurred on existing store remodeling programs in North America and investments in information systems. In addition, the cost of any business acquisitions and the settlement of forward currency contracts designated as cash flow hedges are also included in cash flows used in investing activities.

The decrease in cash used in investing activities related primarily to lower level of spending on new store expansion in North America and net cash receipts for settlement of forward contracts during the nine months ended October 27, 2012 compared to net payments for settlement of forward contracts in the same prior-year period.  These decreases were partially offset by higher investments in business acquisitions in our European business. During the nine months ended October 27, 2012, the Company opened 61 directly operated stores compared to 76 directly operated stores that were opened in the comparable prior-year period.

Financing Activities

Net cash used in financing activities was $200.2 million for the nine months ended October 27, 2012, compared to $52.5 million for the nine months ended October 29, 2011. The increase in net cash used in financing activities in the current period compared to the prior year was due primarily to repurchases of shares of the Company’s common stock during the current period. During the nine months ended October 27, 2012, the Company repurchased 5,036,418 shares under the 2011 Share Repurchase Program at an aggregate cost of $140.1 million.

Dividends

During the first quarter of fiscal 2008, the Company announced a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.20 per common share.

On November 28, 2012, the Company announced a special cash dividend of $1.20 per share on the Company’s common stock, which is estimated to total approximately $102 million, and a regular quarterly cash dividend of $0.20 per share. The combined cash dividends will be paid on December 28, 2012 to stockholders of record as of the close of business on December 12, 2012. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based on a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.

Capital Expenditures

Gross capital expenditures totaled $77.4 million, before deducting lease incentives of $6.2 million, for the nine months ended October 27, 2012. This compares to gross capital expenditures of $94.2 million, before deducting lease incentives of $8.8 million, for the nine months ended October 29, 2011. The Company’s investments in capital for the full fiscal year 2013 are planned between $105 million and $115 million (after deducting estimated lease incentives of approximately $10 million). The planned investments in capital are primarily for expansion of our retail businesses in North America and Europe and store remodeling programs in North America.

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

On August 31, 2012, the Company increased its borrowing capacity under the Credit Facility from $200 million to $300 million by exercising the accordion feature in the Credit Facility pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Facility with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Facility and (ii) access to a new $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount. At October 27, 2012, the Company had $1.2 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at October 27, 2012, the Company could have borrowed up to $146.0 million under these agreements. At October 27, 2012, the Company had no outstanding borrowings and $15.1 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.4% to 3.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $45.3 million that has a minimum net equity requirement, there are no other financial ratio covenants.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At October 27, 2012, the capital lease obligation was $10.4 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating rate debt to fixed rate debt. The fair value of the interest rate swap liability as of October 27, 2012 was approximately $0.9 million.

From time to time the Company will obtain other short-term financing in foreign countries for working capital to finance its local operations.

Share Repurchases

On March 14, 2011, the Company’s Board of Directors terminated the previously authorized 2008 share repurchase program (which had $84.9 million capacity remaining) and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program is in addition to the existing 2011 Share Repurchase Program. Repurchases under either program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under either program and both programs may be discontinued at any time, without prior notice. During the nine months ended October 27, 2012, the Company repurchased 5,036,418 shares under the 2011 Share Repurchase Program at an aggregate cost of $140.1 million. All such share repurchases were made during the three months ended July 28, 2012. There were no share repurchases under the 2012 Share Repurchase Program during the nine months ended October 27, 2012. At October 27, 2012, the Company had combined remaining authority under the 2012 and 2011 Share Repurchase Programs to purchase $517.9 million of its common stock.

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

As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and expects to continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on the future years of service, future annual compensation of the participants and investment performance of the trust. The cash surrender values of the insurance policies were $46.1 million and $38.4 million as of October 27, 2012 and January 28, 2012, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded an unrealized gain of $1.6 million and an unrealized loss of $0.3 million in other income and expense during the nine months ended October 27, 2012 and October 29, 2011, respectively.

INFLATION

The Company experienced some inflationary pressures on raw materials, labor, freight and other commodities including oil, in fiscal 2012 and during the first half of fiscal 2013. However, the Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability.

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

WHOLESALE BACKLOG

The backlog of wholesale orders at any given time is affected by various factors, including seasonality, cancellations, the scheduling of market weeks, the timing of the receipt of orders and the timing of the shipment of orders and may include orders for multiple seasons. Accordingly, a comparison of backlogs of wholesale orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

U.S. and Canada Backlog

We generally receive orders for fashion apparel three to six months prior to the time the products are delivered to our customers’ stores. Regarding our U.S. and Canadian wholesale backlog, the scheduling of market weeks can affect the amount of orders booked in the backlog compared to the same date in the prior year. We estimate that if we were to normalize the orders then the current backlog would have increased by 5.7% compared to the prior year. Not taking into account the impact of this change, our U.S. and Canadian wholesale backlog as of November 24, 2012, consisting primarily of orders for fashion apparel, was $62.2 million, compared to $61.2 million in constant U.S. dollars at November 26, 2011, an increase of 1.6%.

Europe Backlog

As of November 26, 2012, the European wholesale backlog was €260.7 million, compared to €274.8 million at November 28, 2011, a decrease of 5.1%. The backlog as of November 26, 2012 is comprised of sales orders for the Fall/Winter 2012, Spring/Summer 2013 and Fall/Winter 2013 seasons.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 28, 2012 filed with the SEC on March 23, 2012. There have been no significant changes to our critical accounting policies during the nine months ended October 27, 2012.

RECENTLY ISSUED ACCOUNTING GUIDANCE

There is no new accounting guidance issued by the FASB but not yet adopted that is expected to have a significant effect on the Company’s consolidated financial position, results of operations or disclosures.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Risk

More than half of product sales and licensing revenue recorded for the nine months ended October 27, 2012 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part 1, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, British pounds or Swiss francs and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise, U.S. dollar and British pound denominated intercompany liabilities and certain operating expenses and tax liabilities denominated in Swiss francs that are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments to offset some but not all of the exchange risk on certain anticipated foreign currency transactions. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.

Forward Contracts Designated as Cash Flow Hedges

During the nine months ended October 27, 2012, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$81.3 million and US$37.5 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of October 27, 2012, the Company had forward contracts outstanding for its European and Canadian operations of US$59.7 million and US$37.5 million, respectively, which are expected to mature over the next eight months. The Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in other income and expense in the period in which the royalty expense is incurred.

As of October 27, 2012, accumulated other comprehensive income included a net unrealized gain of approximately US$2.6 million, net of tax, which will be recognized in other income or cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At October 27, 2012, the net unrealized gain of the remaining open forward contracts recorded in the condensed consolidated balance sheet was approximately $1.5 million.

At January 28, 2012, the Company had forward contracts outstanding for its European and Canadian operations of US$90.0 million and US$41.5 million, respectively. At January 28, 2012, the net unrealized gain of these open forward contracts recorded in the condensed consolidated balance sheet was approximately $2.5 million.

Forward Contracts Not Designated as Cash Flow Hedges

The Company also has foreign currency contracts that are not designated as hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense. For the nine months ended October 27, 2012, the Company recorded a net gain of US$2.9 million for its euro, Canadian dollar, British pound and Swiss franc foreign currency contracts not designated as hedges, which has been included in other income and expense. At October 27, 2012, the Company had euro foreign currency contracts to purchase US$59.6 million expected to mature over the next six months, Canadian dollar foreign currency contracts to purchase US$42.5 million expected to mature over the next eight months and GBP3.1 million of foreign currency contracts to purchase euros expected to mature over the next three months. At October 27, 2012, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately US$1.4 million.

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

Sensitivity Analysis

At October 27, 2012, a sensitivity analysis of changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$199.3 million, the fair value of the instruments would have decreased by US$22.1 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by US$18.1 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

Interest Rate Risk

At October 27, 2012, approximately 99% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expense. The change in the unrealized fair value of the interest swap had a minimal impact on other income during the nine months ended October 27, 2012. Substantially all of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the nine months ended October 27, 2012.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At October 27, 2012 and January 28, 2012, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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

There was no change in our internal control over financial reporting during the third quarter of the fiscal year ending February 2, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Litigation

On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. The three week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final.

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

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of October 27, 2012 or January 28, 2012 related to any of the Company’s legal proceedings.

ITEM 1A.  Risk Factors.

There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 28, 2012, filed with the SEC on March 23, 2012.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Items (a) and (b) are not applicable.

Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 29, 2012 to August 25, 2012
Repurchase program(1)	—	—	—	$517,863,749
Employee transactions(2)	325	28.89	—	—
August 26, 2012 to September 29, 2012
Repurchase program(1)	—	—	—	$517,863,749
Employee transactions(2)	1,252	$27.32	—	—
September 30, 2012 to October 27, 2012
Repurchase program(1)	—	—	—	$517,863,749
Employee transactions(2)	200	$26.67	—	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	1,777	$27.54	—

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

10.2.

Lender Joinder Agreement dated as of August 31, 2012 among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed August 31, 2012).

†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†              Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date: December 5, 2012	By:	/s/ PAUL MARCIANO
Paul Marciano
Chief Executive Officer and Vice Chairman of the Board

Date: December 5, 2012	By:	/s/ DENNIS R. SECOR
Dennis R. Secor
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)