Form 10-K
period 2013-02-02
GUESS INC
filed 2013-04-01
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended February 2, 2013
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
Large accelerated filer ☒                        Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of the close of business on July 28, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $1,843,729,924 based upon the closing price of $30.79 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.
As of the close of business on March 25, 2013, the registrant had 85,324,664 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K, including documents incorporated by reference herein, we make "forward-looking" statements, which are not historical facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be in our other reports filed under the Securities Exchange Act of 1934, as amended, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "continue," "could," "estimate," "expect," "goal," "intend," "may," "outlook," "pending," "plan," "predict," "project," "strategy," "will," "would," and other similar terms and phrases, including references to assumptions.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, estimated charges, plans regarding store openings and closings, plans regarding business growth and international expansion, e-commerce, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations, estimated tax rates, results of tax audits and other regulatory proceedings, raw material and other inflationary cost pressures, consumer confidence and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under "Part I, Item 1A. Risk Factors" contained herein.

ii

PART I
ITEM 1.    Business.
General
Unless the context indicates otherwise, the terms "we," "us," "our" or the "Company" in this Form 10-K refer to Guess?, Inc. ("GUESS?") and its subsidiaries on a consolidated basis.
We design, market, distribute and license one of the world’s leading lifestyle collections of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. Our apparel is marketed under numerous trademarks including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and Gc. The lines include full collections of clothing, including jeans, pants, skirts, dresses, shorts, blouses, shirts, jackets, knitwear and intimate apparel. We also selectively grant licenses to manufacture and distribute a broad range of products that complement our apparel lines, including eyewear, watches, handbags, footwear, kids' and infants’ apparel, leather apparel, swimwear, fragrance, jewelry and other fashion accessories.
Our products are sold through retail, wholesale, e-commerce and licensing distribution channels. Our core customer is a style-conscious consumer primarily between the ages of 18 and 30. These consumers are part of a highly desirable demographic group that we believe, historically, has had significant disposable income. We also appeal to customers outside this group through specialty product lines that include MARCIANO, a more sophisticated fashion line targeted to women and men, and GUESS Kids, targeted to boys and girls ages 6 to 12.
We were founded in 1981 and currently operate as a Delaware corporation.
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to "fiscal 2013", "fiscal 2012", and "fiscal 2011" represent the results of the 53-week fiscal year ended February 2, 2013 and the 52-week fiscal years ended January 28, 2012 and January 29, 2011, respectively. The additional week in fiscal 2013 occurred during the fourth quarter ended February 2, 2013. References to "fiscal 2014" represent the 52-week fiscal year ending February 1, 2014.
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
Global Diversification.    The global success of the GUESS? brand has reduced our reliance on any particular geographic region. This geographic diversification provides broad opportunities for growth, even during regional economic slowdowns. The percentage of our revenue generated from outside of the U.S. and Canada has grown from one-fifth of our total revenues for the year ended December 31, 2005 to approximately half of our revenue for the year ended February 2, 2013, with stores located in 86 countries outside the U.S. and Canada. In fiscal 2013 alone, we, along with our distributors and licensees, opened 193 stores in all concepts combined outside of the U.S. and Canada, comprised of 98 stores in Europe and the Middle East, 80 stores in Asia and 15 stores in the combined area of Central and South America, bringing the total number of such stores to 1,178 at year end. This compares with 512 directly operated stores in the U.S. and Canada as of February 2, 2013.
We believe there are significant opportunities to continue our international growth, particularly in Europe, Asia and Central and South America, where the GUESS? brand is well recognized but still under-penetrated in many areas. In Europe, over the long-term, we will continue to focus on developing new markets in Northern and Eastern Europe while expanding on our past success in Western and Southern Europe. We have flagship stores in key cities such as Barcelona, Dusseldorf, London, Milan and Paris. In Asia, our business has continued to grow, fueled by the strength of our brand in South Korea and our direct operations in Greater China as we increase our penetration in the region. We also plan to further develop key markets such as Brazil, China, Germany, India, Japan, the Middle East, Mexico and Russia.
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
Directly operated stores and concessions.    At February 2, 2013, we directly operated a total of 512 stores in the U.S. and Canada and 320 stores outside of the U.S. and Canada, plus an additional 286 smaller-sized concessions in Asia and Europe. Distribution through our directly operated retail stores and concessions allows us to influence the merchandising and presentation of our products, build brand equity and test new product design concepts.
Licensee stores and concessions.    At February 2, 2013, our international licensees and distributors operated 858 stores located outside the U.S. and Canada, plus 127 smaller-sized licensee operated concessions located in Asia. This licensed retail store and concession approach allows us to expand our international operations with a lower level of capital investment while still closely monitoring store designs and merchandise programs in order to protect the reputation of the GUESS? brand.
Wholesale Distribution.     We sell through both domestic and international wholesale distribution channels. U.S. wholesale customers consist primarily of better department stores, including Macy’s, Bloomingdales and The Bay, and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. In Europe, our products are sold in stores ranging from large, well known department stores like Galeries Lafayette, Printemps and El Corte Inglès to small upscale multi-brand boutiques. Because our European wholesale business is more fragmented, we generally rely on a large number of smaller regional distributors and agents to distribute our products. Through our foreign subsidiaries and our network of international distributors, our products are also available in major cities throughout Canada, Africa, Asia, Australia, the Middle East and Central and South America.
e-Commerce.     At February 2, 2013, we operated retail websites in the U.S., Canada, Europe and South Korea. Our websites act as virtual storefronts that both sell our products and promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of casual apparel and accessories. Not only have these virtual stores become an additional retail distribution channel, but they have also improved customer relations and are fun and entertaining alternative-shopping environments. During fiscal 2013, the sites were enhanced with upgraded photography and additional functionality such as "find the right fit," enhanced product recommendations and integration with our customer relationship management ("CRM") system and loyalty programs. Multi-channel initiatives deployed include "reserve on-line, pick-up in stores" as well as the installation of iPad kiosks in selected stores with e-commerce capability and mobile optimized commerce sites. We have e-commerce available to 31 countries and in 6 languages around the world.
Licensing Operations.     The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. Our international licenses and distribution agreements allow for the sale of GUESS? branded products in better department stores and upscale specialty retail stores. We currently have 17 domestic and international licenses that include eyewear, watches, handbags, footwear, kids’ and infants’ apparel, leather outerwear, fragrance, jewelry and other fashion accessories; and include licenses for the manufacture of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Central America, North America and South America.
Multiple Store Concepts.    We and our network of licensee partners sell our products around the world primarily through six different store concepts, namely our GUESS? full-price retail stores, our GUESS? factory outlet stores, our MARCIANO stores, our G by GUESS stores, our GUESS? Accessories stores and our GUESS? Kids stores. We also have a small number of footwear, Gc watch and underwear concept stores. This allows us to target the various demographics in each region through dedicated store concepts that market each brand or concept specifically to the desired customer population. Having multiple store concepts also allows us to target our newer brands and concepts in different markets than our flagship GUESS? store concept. For instance, we can target mall locations for G by GUESS stores where we would not ordinarily operate any of our full-price GUESS? stores.
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
The following table presents our net revenue and earnings from operations by segment for the last three fiscal years:

	Year Ended		Year Ended		Year Ended
	Feb 2, 2013		Jan 28, 2012		Jan 29, 2011
	(dollars in thousands)
Net revenue:
Europe	$939,599	35.3%	$1,010,896	37.6%	$920,327	37.0%
North American Retail	1,116,836	42.1	1,117,643	41.6	1,069,893	43.0
Asia	290,655	10.9	250,727	9.3	200,891	8.1
North American Wholesale	194,373	7.3	187,362	7.0	180,961	7.3
Net revenue from product sales	2,541,463	95.6	2,566,628	95.5	2,372,072	95.4
Licensing	117,142	4.4	121,420	4.5	115,222	4.6
Total net revenue	$2,658,605	100.0%	$2,688,048	100.0%	$2,487,294	100.0%
Earnings (loss) from operations:
Europe	$103,975	37.9%	$167,014	42.0%	$193,309	47.8%
North American Retail	78,285	28.5	133,184	33.5	122,583	30.3
Asia	26,525	9.6	28,463	7.2	28,631	7.1
North American Wholesale	45,008	16.4	47,162	11.9	46,153	11.4
Licensing	101,182	36.9	108,638	27.3	104,165	25.7
Corporate Overhead	(80,450)	(29.3)	(87,226)	(21.9)	(90,208)	(22.3)
Total earnings from operations	$274,525	100.0%	$397,235	100.0%	$404,633	100.0%
Additional segment information, together with certain geographical information, is included in Note 15 to the Consolidated Financial Statements contained herein.

Europe Segment
In our Europe segment, we sell our products in 72 countries throughout Europe and the Middle East through wholesale, retail and e-commerce channels. In fiscal 2013, our Europe segment accounted for approximately 35.3% of our revenues and 37.9% of our earnings from operations.
European Wholesale Distribution.    Our European wholesale business generally relies on a large number of smaller regional distributors and agents to distribute our products primarily to smaller independent multi-brand boutiques. Our products are also sold directly to large, well known department stores like Galeries Lafayette, Printemps and El Corte Inglès. Overall, we have thousands of customers with no single customer representing more than 1% of our consolidated net revenue. The type of customer varies from region to region depending on both the prominence of the GUESS? brand in each region and the dominance of a particular type of retail channel in each region. In countries where the brand is well known, we operate through showrooms where agents and distributors can view our line and place orders. We currently have showrooms in Barcelona, Dusseldorf, Florence, London, Lugano, Munich and Paris. In countries where the brand is less prominent, we may use one large distributor for the entire region. Revenues from sales to our licensee operated stores (see European Retail Network below) are recognized as wholesale sales within our European wholesale operations. We sell both our apparel and certain accessories products under our GUESS? and MARCIANO brand concepts through our wholesale channel, operating primarily through two seasons, Spring/Summer and Fall/Winter. Generally our Spring/Summer sales campaign is from May to September with the related shipments occurring primarily from November to April. The Fall/Winter sales campaign is from January to April with the related shipments occurring primarily from May to October. The Company’s goal is to take advantage of early-season demand and potential reorders by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs.
European Retail Network.     Our European retail network is comprised of a mix of directly operated and licensee operated GUESS? and MARCIANO retail and outlet stores, GUESS? Accessories stores, GUESS? Footwear stores and GUESS? Kids stores. At February 2, 2013, we had 240 directly operated stores and 382 licensee stores, excluding 16 smaller-sized concessions in Europe. During fiscal 2013, we opened 33 new directly operated stores and 65 licensee stores. In addition, we also acquired 26 stores from one of our European licensees during fiscal 2013. Our store locations vary country by country depending on the type of locations available. Our typical GUESS? Accessories stores average approximately 800 square feet, MARCIANO stores average approximately 1,200 square feet and full-price GUESS? stores generally average 2,400 square feet. Certain of our European stores require initial investments in the form of key money to secure prime store locations. These amounts are paid to landlords or existing lessees in certain circumstances.
North American Retail Segment
In our North American Retail segment, we sell our products through a network of directly operated retail and factory outlet stores in North America and through our on-line stores. In fiscal 2013, our North American Retail segment accounted for approximately 42.1% of our revenue and 28.5% of our earnings from operations. Our North American Retail stores build brand awareness and contribute to market penetration and the growth of our brand. We attribute our historical growth in this segment to the strength of our brand, the quality of our product assortment, additional stores, the development of a motivated team of sales professionals to service our customers and provide a favorable shopping experience, quality real estate in high-traffic shopping centers and a diversified mix of store concepts.

Below is a summary of store statistics, followed by details regarding each of our store concepts.

	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
GUESS? Retail Stores:
U.S.	128	141	141
Canada	56	56	51
	184	197	192
GUESS? Factory Outlet Stores:
U.S.	113	109	99
Canada	19	19	19
	132	128	118
G by GUESS Stores:
U.S.	85	63	54
	85	63	54
GUESS? Accessories Stores:
U.S.	41	42	43
Canada	18	19	17
	59	61	60
MARCIANO Stores:
U.S.	31	34	37
Canada	21	21	20
	52	55	57
Total	512	504	481
Square footage at fiscal year end	2,371,000	2,338,000	2,166,000
In addition to the stores listed above, at February 2, 2013, we also directly operated 32 GUESS? branded stores in Mexico through a majority-owned joint venture.
GUESS? Retail Stores.     Our full-price U.S. and Canada GUESS? retail stores carry a full assortment of men’s and women’s GUESS? merchandise, including most of our licensed product categories. At February 2, 2013, these stores occupied approximately 939,000 square feet and ranged in size from approximately 2,500 to 13,000 square feet, with most stores between 4,000 and 6,000 square feet. In fiscal 2013, we opened two new retail stores and we closed 15 stores.
GUESS? Factory Outlet Stores.     Our U.S. and Canada factory outlet stores are located primarily in outlet malls generally operating outside the shopping radius of our wholesale customers and our full-price retail stores. These stores sell selected styles of men’s and women’s GUESS? apparel and accessories at lower price points. At February 2, 2013, our U.S. and Canada factory outlet stores occupied approximately 742,000 square feet and ranged in size from approximately 2,000 to 11,000 square feet, with most stores between 4,500 and 6,500 square feet. In fiscal 2013, we opened seven new factory stores and we closed three stores.
G by GUESS Stores.     Our G by GUESS store concept, launched in fiscal 2008, targets a market demographic that shops price points below our GUESS? retail stores and carries apparel for both men and women and a full line of accessories and footwear. G by GUESS stores have a fresh feel, directed toward a full customer experience, with fashion-forward merchandise. At February 2, 2013, our G by GUESS stores occupied approximately 422,000 square feet and ranged in size from approximately 4,000 to 10,000 square feet, with most stores between 4,500 and 5,000 square feet. In fiscal 2013, we opened 24 new G by GUESS stores and we closed two stores.
GUESS? Accessories Stores.     Our GUESS? Accessories store concept sells GUESS? and MARCIANO labeled accessory products. This concept enables us to utilize a smaller store floor space, dedicated to our full range of accessory products, that can co-exist in the same malls as our other concepts. At February 2, 2013, our GUESS? Accessories concept stores occupied approximately 120,000 square feet and ranged in size from approximately 1,000 to 4,000 square feet, with most stores between 1,500 and 2,500 square feet. In fiscal 2013, we closed two GUESS? Accessories stores.

MARCIANO Stores.     Our MARCIANO stores in the U.S. and Canada offer a fashion-forward women’s collection designed for the stylish, trend-setting woman. These stores have higher price points than our traditional GUESS stores and appeals to a slightly older, more sophisticated customer. At February 2, 2013, our MARCIANO stores occupied approximately 148,000 square feet and ranged in size from approximately 2,000 to 6,500 square feet, with most stores between 2,000 and 3,000 square feet. In fiscal 2013, we closed three MARCIANO stores.
e-Commerce.     Our North American Retail segment also includes our U.S. and Canada retail websites, including www.guess.com, www.gbyguess.com, www.guessbymarciano.com, www.marciano.com, www.guessfactory.com, www.guesskids.com, www.guess.ca and www.guessbymarciano.ca. These websites operate as virtual storefronts that both sell our products and promote our brands. They also provide fashion information and a mechanism for customer feedback while promoting customer loyalty and enhancing our brand identity through interactive content. All websites are integrated with our CRM system and loyalty programs.
Asia Segment
In our Asia segment, we sell our products through wholesale, retail and e-commerce channels throughout Asia. In fiscal 2013, our Asia segment accounted for approximately 10.9% of our revenue and 9.6% of our earnings from operations. Our growth in Asia has been fueled by our businesses in South Korea and Greater China, where we began operating directly in 2007. Our Asia retail business includes both licensee and directly operated stores, including GUESS?, G by GUESS, MARCIANO, Gc, GUESS? Accessories and GUESS? Underwear stores. For the year ended February 2, 2013, we and our partners opened 80 new stores in Asia, ending the year with 470 stores, 48 of which we operated directly and 422 of which were operated by licensees or distributors. This store count does not include 397 smaller-sized jean and accessory concessions. Concessions are widely used in Asia and generally represent directly managed shop-in-shops within a department store setting. Our Asia wholesale customer base is comprised primarily of a small number of selected distributors with which we have contractual distribution arrangements. We and our partners have opened flagship stores in key cities such as Beijing, Hong Kong, Macau, Seoul and Shanghai and we have partnered with licensees to develop our business in the second tier cities in this region. We are also in the process of establishing our direct operations in Japan where we expect to have our first flagship store opened by fiscal 2015.
North American Wholesale Segment
In our North American Wholesale segment, we sell our products through wholesale channels in North America and to third party distributors based in Central and South America. We are also in the process of developing our wholesale channel in Brazil through a majority-owned joint venture starting in fiscal 2014. In fiscal 2013, our North American Wholesale segment accounted for approximately 7.3% of our revenue and 16.4% of our earnings from operations. Our North American Wholesale customers consist primarily of better department stores, select specialty retailers and upscale boutiques. As of February 2, 2013, our products were sold to consumers through 1,006 major doors in the U.S. and Canada compared to 1,030 major doors at January 28, 2012. These locations include 348 shop-in-shops, an exclusive selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops, managed by the department stores, allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women’s or men’s apparel.
Our North American Wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics. We have sales representatives in New York, Los Angeles, Toronto, Montreal and Vancouver who coordinate with customers to determine the inventory level and product mix that should be carried in each store. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. During fiscal 2013, Macy’s, Inc. was our largest domestic wholesale customer, accounting for approximately 2.7% of our consolidated net revenue.

Licensing Segment
Our Licensing segment includes the worldwide licensing operations of the Company. In fiscal 2013, our licensing segment royalties accounted for approximately 4.4% of our revenue and 36.9% of our earnings from operations.
The desirability of the GUESS? brand name among consumers has allowed us to selectively expand our product offerings and global markets through trademark licensing arrangements, with minimal capital investment or on-going operating expenses. We currently have 17 domestic and international licenses that include eyewear, watches, handbags, footwear, kids’ and infants’ apparel, leather outerwear, fragrance, jewelry and other fashion accessories; and include licenses for the manufacture of GUESS? branded products in markets which include Africa, Asia, Australia, Europe, the Middle East, Central America, North America and South America.
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
Acquisitions and Alliances
We evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. In 2005, we completed the acquisition of the remaining 90% of Maco Apparel, S.p.A. ("Maco"), the Italian licensee of GUESS jeanswear for men and women in Europe, that the Company did not already own, as well as the assets and leases of ten retail stores in Europe. The stores were located in Rome, Milan, Paris, Amsterdam, London, and certain other European cities. In 2006, we acquired 75% of the outstanding shares of Focus Europe, S.r.l. ("Focus"), as well as the leases and assets of four retail stores in Italy. During fiscal 2013, we acquired the remaining 25% interest. Focus, based in Italy, had served as the licensee, manufacturer, distributor and retailer of MARCIANO contemporary apparel for men and women in Europe for the 10 years before the acquisition. In 2008, the Company finalized the acquisition of our former European licensee of children’s apparel, BARN S.r.l. ("BARN").
With the Maco, Focus and BARN acquisitions, we now directly manage our adult and children’s apparel businesses in Europe. We believe the combination of the manufacture and distribution of all our European apparel lines under the GUESS? umbrella allows us to take advantage of economies of scale and provides an opportunity to further expand our wholesale and retail operations in this region.
In addition to the above acquisitions, in 2006, we entered into a majority-owned joint venture with GRUPO AXO, S.A.P.I. de. C.V. to oversee the revitalization and expansion of the GUESS? and G by GUESS brands in

Mexico. The joint venture currently distributes primarily through four major department store chains, Liverpool, El Palacio de Hierro, Gran Chapur and Sears, with 370 major door locations and 32 free-standing GUESS? stores.
In fiscal 2010, we entered into majority-owned joint ventures in France and the Canary Islands with licensee partners to open new free standing retail stores in these regions. During fiscal 2013, we also entered into a majority-owned joint venture in Portugal with a licensee partner to further expand in this region. We currently operate 12 stores in France, eight stores in the Canary Islands and ten stores in Portugal through these joint ventures.
In fiscal 2013, we also acquired 26 stores from one of our European licensees.
Design
GUESS?, G by GUESS and MARCIANO apparel products are designed by their own separate in-house design teams located in Los Angeles, California and in Florence, Milan and Bologna, Italy. The U.S. and Italy teams work closely to share ideas for products that can sell in both markets and in other international markets. Our design teams seek to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image. They travel throughout the world in order to monitor fashion trends and discover new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. We also maintain a fashion library consisting of antique and contemporary garments as another source of creative concepts. In addition, our design teams work closely with members of our sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.
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
We deploy a variety of media with an emphasis on print and outdoor advertising focused on national and international contemporary fashion/beauty, lifestyle and celebrity publications. In recent years, we have also expanded our media efforts into online and other digital advertising platforms including leading fashion and beauty websites, Facebook, Twitter and other global search engines.
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
As part of these initiatives, we currently have loyalty programs in North America with over five million members covering three of our brands. These programs reward our members who earn points for purchases that can be redeemed on future purchases. We also use these programs to promote new products to our customers which in turn increases traffic in the stores and online. We believe that the loyalty programs generate substantial repeat business that might otherwise go to competing brands. We continue to enhance our loyalty program offerings and strategically market to this large and growing customer base.

Global Sourcing and Supply Chain
We source products through numerous suppliers, many of whom have established long-term relationships with us. We seek to achieve efficient and timely delivery of our products, combining global and local sourcing. Almost all of our products are acquired as package purchases where we design and source product and the vendor delivers the finished product.
In fiscal 2013, we continued to execute our strategy of deploying a global sourcing and product development plan to support worldwide growth in our retail, wholesale and e-commerce channels. Key activities in global sourcing included our continued efforts to streamline our vendor base and achieve geographic balance. We believe that our balanced global supply chain, with deep vendor partnerships, provides us with a competitive advantage where we have the flexibility to respond to increased demand throughout the world. Our sourcing strategy provides us with the opportunity to leverage costs and improve speed to market.
For product being delivered in fiscal 2014, we have shortened our master calendar lead time and improved the efficiency of our speed to market or "fast-track" styles allowing us to design and produce closer to market delivery. This will allow us to better react to emerging fashion trends in the market. Additionally, offering an assortment of global core products continues to be an area of focus. As a global brand, we also maintain skilled sourcing teams in North America, Europe and Asia.
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
Additionally in fiscal 2013, we revalidated our C-TPAT certification with the U.S. Customs and Border Protection Agency demonstrating effective security within our organization and supply chain and a willingness to work with our partners and suppliers to address supply chain vulnerabilities. This re-certification helped us to achieve time and cost savings as we experienced reduced inspections of our goods arriving into the United States and moving through customs.
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
Logistics
We utilize distribution centers at strategically located sites. The Company’s primary U.S. distribution center is based in Louisville, Kentucky. At this 506,000 square-foot facility, we use fully integrated and automated distribution systems. The bar code scanning of merchandise, picking tickets and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to the distribution information systems. Distribution of our products in Canada is handled primarily from a Company operated distribution center in Montreal, Quebec. Distribution of our products in Europe is handled primarily through a third party distribution center in Piacenza, Italy. Additionally, we utilize several third party operated distribution warehouses in Hong Kong, South Korea and China that service the Asia region.

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
Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in and update computer hardware, system applications and networks. Our computer information systems consist of a full range of financial, distribution, merchandising, point-of-sales, customer relationship management, supply chain and other systems. During fiscal 2013, we continued to enhance our financial and operational systems globally to align with our global IT standards, accommodate future growth and provide operating efficiencies. Key initiatives included the further development of mobile-based initiatives to support both our wholesale and retail businesses, various multi-channel initiatives including the upgrade to our point-of-sale ("POS") system in North America to allow for real-time inventory with integration to our e-commerce system, continued enhancements of our product lifecycle management ("PLM") system to facilitate vendor collaboration and increase the efficiency of the supply chain, along with an upgrade to our core financial systems. The core retail platforms were replaced in Europe with the complete rollout of our global POS system, merchandise management platform and reporting systems as well as the implementation of a new warehouse management system for enhanced distribution center efficiencies.
Trademarks
We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and Gc. As of February 2, 2013, we had approximately 3,400 U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in approximately 184 countries around the world, including the U.S. From time to time, we adopt new trademarks in connection with the marketing of our product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.
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
U.S. and Canada Backlog.    Our U.S. and Canadian wholesale backlog as of March 16, 2013, consisting primarily of orders for fashion apparel, was $67.3 million, compared to $67.0 million in constant U.S. dollars at March 17, 2012, an increase of 0.5%.

Europe Backlog.    As of March 18, 2013, the European wholesale backlog was €245.7 million, compared to €257.7 million at March 12, 2012, a decrease of 4.6%. The backlog as of March 18, 2013 is comprised of sales orders for the Spring/Summer 2013 and Fall/Winter 2013 seasons.
Employees
As of February 2013, we had approximately 15,200 associates, both full and part-time, consisting of approximately 8,900 in the U.S. and 6,300 in foreign countries. The number of our employees fluctuates during the year based on seasonal needs. In some international markets, local laws provide for employee representation by organizations similar to unions and some of our international employees are covered by trade-sponsored or governmental bargaining arrangements. We consider our relationship with our associates to be good.
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
Website Access to Our Periodic SEC Reports
Our investor website can be found at http://investors.guess.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act, are available at out investor website, free of charge, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the charters of our Board of Directors’ Audit, Compensation and Nominating and Governance Committees, as well as the Board of Directors’ Governance Guidelines and our Code of Ethics are posted on our investor website. We may from time to time provide important disclosures to our investors, including amendments or waivers to our Code of Ethics, by posting them on our investor website, as permitted by SEC rules. Printed copies of these documents may also be obtained by writing or telephoning us at: Guess?, Inc., 1444 South Alameda Street, Los Angeles, California 90021, Attention: Investor Relations, (213) 765-5578.
We have included our Internet website addresses throughout this filing as textual references only. The information contained within these websites is not incorporated into this Annual Report on Form 10-K.
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
The apparel industry is subject to rapidly evolving fashion trends and shifting consumer demands. Accordingly, our brand image and our profitability are heavily dependent upon both the priority our target customers place on fashion and our ability to anticipate, identify and capitalize upon emerging fashion trends. Current fashion tastes place significant emphasis on a fashionable look. In the past, this emphasis has increased and decreased through fashion cycles. If we fail to anticipate, identify or react appropriately, or in a timely manner, to fashion trends, we could experience reduced consumer acceptance of our products and a diminished brand image. These factors could result in higher wholesale markdowns, lower average unit retail prices, lower product margins and decreased sales volumes for our products and could have a material adverse effect on our results of operations and financial condition.
The apparel industry is highly competitive, and we may face difficulties competing successfully in the future.
We operate in a highly competitive and fragmented industry with low barriers to entry. We compete with many apparel manufacturers and distributors, both domestically and internationally, as well as many well-known designers. Our retail and factory outlet stores compete with many other retailers, including department stores, some of whom are our major wholesale customers. Our licensed apparel and accessories compete with many well-known brands. Within each of our geographic markets, we also face significant competition from global and regional branded apparel companies, as well as retailers that market apparel under their own labels. These and other competitors pose significant challenges to our market share in our existing major domestic and foreign markets and to our ability to successfully develop new markets. Some of our competitors have competitive advantages over us, including greater financial and marketing resources, lower prices, more desirable store locations, greater online presence and faster speed to market. In addition, our larger competitors may be better equipped than us to adapt to changing conditions that affect the competitive market and newer competitors may be viewed as more desirable by fashion conscious consumers. Also, in most countries, the industry’s low barriers to entry allow the introduction of new products or new competitors at a fast pace. In other countries, the high import duties may favor locally produced products. Any of these competition-related factors could result in reductions in sales or prices of our products and could have a material adverse effect on our results of operations and financial condition.
Poor or uncertain economic conditions, and the resulting negative impact on consumer confidence and spending, have had and could continue to have an adverse effect on the apparel industry and on our operating results.
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during recessionary periods and also may decline at other times. The global economic environment began to deteriorate significantly in 2008, with declining values in real estate, increased unemployment and volatility in the global financial markets resulting in reduced credit lending by banks, solvency concerns of major financial institutions and sovereign debt issues. Economic and market conditions have continued to be volatile and uncertain in many markets around the world and consumer behavior remains cautious. In North America, the relatively weaker levels of consumer confidence and the highly promotional conditions among retailers may persist for some time. In Europe, sovereign debt issues, government austerity programs, and bank credit issues continue to affect the capital markets of numerous European countries, resulting in reduced consumer confidence and discretionary spending in those countries. These circumstances have had, and are expected to continue to have, a negative impact on our business. If the global economy continues to be weak or deteriorate further, there will likely be a negative impact on our revenues, operating margins and earnings.
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
The credit crisis that began in 2008 has had a significant negative impact on businesses around the world. We believe that our cash provided by operations and existing cash and investment balances, supplemented by borrowings under our credit facilities, will provide us with sufficient liquidity for the foreseeable future. However, the impact of this crisis on our customers, business partners, suppliers, insurance providers and financial institutions with which we do business cannot be predicted and may be quite severe. The inability of our manufacturers to ship our products could impair our ability to meet delivery date requirements. A disruption in the ability of our significant customers, distributors or licensees to access liquidity could cause serious disruptions or an overall deterioration of their businesses. A disruption in the ability of a large group of our smaller customers to access liquidity could have similar adverse effects, particularly in our important multi-brand wholesale channel in Southern Europe, where many customers tend to be relatively small and not well capitalized. These conditions could lead to significant reductions in future orders of our products and the inability or failure on our customers’ part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity.
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
The continuation of the European sovereign debt crisis has negatively impacted the capital markets in Europe and caused the value of the euro to deteriorate. These conditions have resulted in reduced consumer confidence and spending in many countries in Europe, particularly Southern Europe. A significant portion of our revenues and earnings are derived from our business in Europe, including Southern Europe, where Italy is our largest market and countries like France and Spain are also important to our business. In addition, most of our European transactions and assets, including cash reserves and receivables, are denominated in euros.
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
The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for fabrics, currency fluctuations, crop yields, weather patterns, supply conditions, government regulations, labor conditions, energy costs, transportation or freight costs, economic climate, market speculation and other unpredictable factors. The Company experienced some inflationary pressures on raw materials, labor, freight and other commodities, including oil, in fiscal 2012 and during the first half of fiscal 2013. The presence of any of these conditions in the future could increase costs and negatively impact profitability.
Changes in tax laws, significant shifts in the relative source of our earnings, or other unanticipated tax liabilities could adversely affect our effective income tax rate and profitability and may result in volatility in our financial results.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We record tax expense based on our estimate of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of other factors, including: changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, the resolution of uncertain tax positions, and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. We and our subsidiaries are engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe that these transactions reflect arm's length terms and that the proper transfer pricing documentation is in place, these transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates. In addition, the relative level of earnings in the various taxing jurisdictions to which our earnings are subject can also create volatility in our effective income tax rate. Any one of these factors could adversely impact our income tax rate and our profitability and could create ongoing variability in our quarterly or annual tax rates.
Changes in subjective assumptions, estimates and judgments by management related to complex tax matters, including those resulting from regulatory reviews, could adversely affect our financial results.
We are subject to routine income tax audits on various tax matters around the world in the ordinary course of business. We regularly assess the adequacy of our uncertain tax positions and other reserves, which requires a significant amount of judgment. Although we accrue for uncertain tax positions, the results of regulatory audits and negotiations with taxing authorities may be in excess of our accruals, resulting in the payment of additional taxes, penalties and interest. See Note 9 to the Consolidated Financial Statements for further discussion of our tax matters, including reserves for uncertain tax positions.
From time to time, we make Value Added Tax ("VAT") and other tax related refund claims with various foreign tax authorities that are audited by those authorities for compliance. Failure by these foreign governments to approve or ultimately pay these claims could have a material adverse effect on our results of operations and liquidity.
We are subject to periodic litigation and other regulatory proceedings, which could result in unexpected obligations, as well as the diversion of time and resources.
We are involved from time to time in various U.S. and foreign lawsuits and regulatory proceedings relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation or regulatory matters, regardless of the merits, could divert management’s attention from our operations and result in substantial legal fees. See also "Item 3. Legal Proceedings" for further discussion of our legal matters.
We could find that we are carrying excess inventories if we fail to shorten lead-times, anticipate consumer demand, if our international vendors do not supply quality products on a timely basis, if our merchandising strategies fail or if we do not open new and remodel existing stores on schedule.
Although we have begun to shorten lead-times for the design, production and development of a portion of our product lines, we expect to continue to place orders with our vendors for most of our products a season or more in advance. If we are not successful in our efforts to shorten lead-times or if we fail to correctly anticipate fashion trends or consumer demand, we could end up carrying excess inventories. Even if we effectively shorten lead-times and correctly anticipate consumer fashion trends and demand, our vendors could fail to supply the quality products and materials we require at the time we need them. Moreover, we could fail to effectively market or merchandise these products once we receive them. In addition, we could fail to open new or remodeled stores on schedule, and inventory purchases made in anticipation of such store openings could remain unsold. Any of the above factors could cause us to experience excess inventories, which may result in inventory write-downs and more markdowns, which in turn could have a material adverse effect on our results of operations and financial condition.
Our success depends on the strength of our relationships with our suppliers and manufacturers.
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
In fiscal 2013, 2.7% of our consolidated net revenue came from Macy’s, Inc. No other single customer or group of related customers in any of our segments accounted for more than 1.0% of our consolidated net revenue in fiscal 2013. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our and our licensees’ products. Also, as we expand the number of our retail stores, we run the risk that our wholesale customers will perceive that we are increasingly competing directly with them, which may lead them to reduce or terminate purchases of our products. In addition, in recent years there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major wholesale customers decides to decrease purchases from us, to stop carrying GUESS? products or to carry our products only on terms less favorable to us, our sales and profitability could significantly decrease. Similarly, some retailers have recently experienced significant financial difficulties, which in some cases have resulted in bankruptcy, liquidation and store closures. Financial difficulties of one of our major customers could result in reduced business and higher credit risk with respect to that customer. Any of these circumstances could ultimately have a material adverse effect on our results of operations and financial condition.
Since we do not control our licensees’ actions and we depend on our licensees for a substantial portion of our earnings from operations, their conduct could harm our business.
We license to others the rights to produce and market certain products that are sold with our trademarks. While we retain significant control over our licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial control over their businesses. If the quality, focus, image or distribution of our licensed products diminish, consumer acceptance of and demand for the GUESS? brands and products could decline. This could materially and adversely affect our business and results of operations. In fiscal 2013, approximately 81% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Although we believe that in most circumstances we could replace existing licensees if necessary, our inability to do so for any period of time could adversely affect our revenues and results of operations.
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
If we fail to successfully execute our growth initiatives, including through acquisitions and alliances, our business and results of operations could be harmed.
As part of our global business growth strategy, expanding our retail store base is a primary initiative. In addition to the store growth, we also regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. We completed the acquisition of our former European jeanswear licensee in 2005, the acquisition of our former European licensee of children’s apparel in 2008 and the acquisition of our European licensee of MARCIANO apparel in 2012. In addition, we have entered into joint venture relationships with partners in Brazil, the Canary Islands, France, Mexico and Portugal and have been directly operating our South Korea and China businesses since 2007, our international jewelry business since 2010 and our Japan business starting in 2013.
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
In addition to our core GUESS? retail and factory stores, we continue to develop and refine the MARCIANO, GUESS? Accessories and G by GUESS store concepts. The introduction and growth of several new store concepts as part of our overall growth strategy could strain our financial and management resources. Additionally, successfully developing new brands is subject to a number of risks, including customer acceptance, product differentiation, competition and obtaining desirable locations. These risks may be compounded during the current or any future economic downturn. There can be no assurance that these concepts will achieve or maintain sales and profitability levels that justify the required investments. If we are unable to successfully develop and manage these multiple store concepts, or if consumers are not receptive to the products or store concepts, our results of operations and financial results could be adversely affected. In addition, the inability to achieve acceptable results in new and established stores could lead to store closures and/or asset impairment charges, which could adversely affect our ability to grow and results of operations.
Planned cost savings initiatives may not produce the savings expected and may negatively impact our other initiatives and efforts to grow our business.
We have begun implementing certain measures aimed at improving our profitability and maintaining flexibility in our capital resources, including the introduction of a cost reduction initiative. These measures may include workforce reductions and other cost and spend reductions, including year-over-year reductions in planned capital expenditures. We have forecasted cost savings from these initiatives based on a number of assumptions and expectations which, if achieved, would improve our profitability and cash flows from operating activities. However, there can be no assurance the expected results will be achieved. In addition, certain spend reductions may negatively impact our other initiatives or our efforts to grow our business, which may negatively impact our future results of operations and increase the burden on existing management, systems and resources.
Our business is global in scope and can be impacted by factors beyond our control.
During fiscal 2013, we sourced most of our finished products with partners and suppliers outside the U.S. and we continued to design and purchase fabrics globally. In addition, we have been increasing our international sales of product outside of the United States. In fiscal 2013, approximately half of our consolidated net revenue was generated by sales from outside of the U.S. and Canada. We anticipate that these international revenues will continue to grow as a percentage of our total business. Further, as a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region.

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
Further, our international presence means that we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate. If any of our international operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.
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
Changes in the regulatory or compliance landscape could adversely affect our business and results of operations.
Laws and regulations at the state, federal and international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict the impact that may result from changes in the regulatory landscape. Any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation including those related to health care, taxes, transportation and logistics, privacy, environmental issues, trade, conflict minerals, product safety or employment and labor, could adversely affect our business and results of operations.
Violation of labor and other laws and practices by our licensees or suppliers could harm our business.
We require our licensing partners and suppliers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines and monitoring programs promote ethical business practices, we do not control our licensees or suppliers or their labor or other business practices. The violation of labor or other laws by any of our licensees or suppliers, or divergence of a licensee’s or supplier’s business practices or social responsibility standards from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of our products, harm the value of our trademarks, damage our reputation or expose us to potential liability for their wrongdoings.

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
The efficient operation of our business is very dependent on our computer and information systems. In particular, we rely heavily on our merchandise management and ERP systems used to track sales and inventory and manage our supply chain. In addition, we have e-commerce and other Internet websites in the U.S. and an increasing number of other countries. Given the complexity of our business and the significant number of transactions that we engage in on an annual basis, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, ineffective upgrades or support from third party vendors, difficulties in replacing or integrating new systems, security breaches, computer viruses, natural disasters and power outages. Any such problems or interruptions could result in incorrect information being supplied to management, inefficient ordering and replenishment of products, loss of orders, significant expenditures, disruption of our operations and other adverse impacts to our business.
A privacy breach could damage our reputation and customer relationships, expose us to litigation risk and adversely affect our business.
As part of our normal operations, we collect, process and where appropriate, retain certain sensitive and confidential customer and employee information. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could severely damage our reputation and our customer relationships, expose us to risks of litigation and liability, cause us to incur significant costs to comply with laws regarding unauthorized disclosure of personal information and adversely affect our business.
A significant disruption at any of our distribution facilities could have a material adverse impact on our sales and operating results.
Our U.S. business relies primarily on a single distribution center located in Louisville, Kentucky to receive, store and distribute merchandise to all of our U.S. stores and wholesale customers. Distribution of our products in Canada is handled primarily from a single distribution center in Montreal, Quebec. Distribution of our products in Europe is handled primarily through a single third party distribution center in Piacenza, Italy. Additionally, we utilize several third party operated distribution warehouses in Hong Kong, South Korea and China that service the Asia region. Any significant interruption in the operation of any of our distribution centers due to natural disasters, weather conditions, accidents, system failures, labor issues, relationships with our third party warehouse operators or other unforeseen causes could have a material adverse effect on our ability to replace inventory and fill orders, negatively impacting our sales and operating results.
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
Our results of operations could be affected by natural events in the locations in which we or our customers or suppliers operate.
Our corporate headquarters, as well as other key operational locations, including retail, distribution and warehousing facilities, are located in areas that are subject to natural disasters such as severe weather and geological events that could disrupt our operations. Many of our suppliers and customers also have operations in these locations. The occurrence of such natural events may result in sudden disruptions in business conditions of the local economies affected, as well as of the regional and global economies. Such disruptions could result in decreased demand for our products and disruptions in our management functions, sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business, financial condition and results of operations.
Our Chairman of the Board and our Chief Executive Officer own a significant percentage of our common stock. Their interests may differ from the interests of our other stockholders.
Maurice Marciano, our non-executive Chairman of the Board, and Paul Marciano, Chief Executive Officer, collectively beneficially own approximately 29% of our outstanding shares of common stock. The sale or prospect of the sale of a substantial number of these shares could have an adverse impact on the market price of our common stock. Moreover, these individuals may have different interests than our other stockholders and, accordingly, they may direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as these individuals own a significant percentage of our common stock, they may effectively be able to:

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
Our business requires disciplined execution at all levels of our organization in order to ensure the timely delivery of desirable merchandise in appropriate quantities to our stores and other customers. This execution requires experienced and talented management in various areas of our business including: advertising, design, finance, merchandising, operations, and production. Our success depends upon the personal efforts and abilities of our senior management, particularly Paul Marciano, and other key personnel. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of Paul Marciano or other key personnel could materially harm our business. We are the beneficiary of a $10 million "key man" insurance policy on the life of Paul Marciano, but we do not have any other "key man" insurance with respect to other key employees, and any of them may leave us at any time, which could severely disrupt our business and future operating results.

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
Our net revenue and operating results have historically been lower in the first half of our fiscal year due to general seasonal trends in the apparel and retail industries. Our comparable store sales, quarterly results of operations and other income are also affected by a variety of other factors, including:

•	shifts in consumer tastes and fashion trends;

•	the timing of new store openings and the relative proportion of new stores to mature stores;

•	calendar shifts of holiday or seasonal periods;

•	the timing of seasonal wholesale shipments;

•	the effectiveness of our inventory management;

•	changes in our merchandise mix;

•	changes in our mix of revenues by segment;

•	the timing of promotional events;

•	actions by competitors;

•	weather conditions;

•	changes in the business environment;

•	inflationary changes in prices and costs;

•	changes in currency exchange rates;

•	population trends;

•	changes in patterns of commerce such as the expansion of electronic commerce;

•	the level of pre-operating expenses associated with new stores; and

•	volatility in securities’ markets which could impact the value of our investments in non-operating assets.
An unfavorable change in any of the above factors could have a material adverse effect on our results of operations and our stock price.
ITEM 1B.    Unresolved Staff Comments.
None.

ITEM 2.    Properties.
Certain information concerning our principal facilities, all of which were leased at February 2, 2013, is set forth below:

Location	Use	Approximate Area in Square Feet

Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, distribution and warehouse facilities, and sourcing used by our North American Wholesale, North American Retail and Licensing segments, and our Corporate groups	355,000
Louisville, Kentucky	Distribution and warehousing facility used by our North American Wholesale and North American Retail segments	506,000
New York, New York	Administrative offices, public relations, and showrooms used by our North American Wholesale segment	13,400
Stamford, Connecticut	Administrative office used by our Europe segment	4,500
Montreal/Toronto/Vancouver, Canada	Administrative offices, showrooms and warehouse facilities used by our North American Wholesale and North American Retail segments	111,000
Paris, France	Administrative office and showrooms used by our Europe segment	11,100
Dusseldorf/Hamburg/Munich, Germany	Showrooms used by our Europe segment	19,700
Crevalcore/Florence/Milan, Italy	Administrative offices, showrooms and warehouse facilities used by our Europe segment	189,200
Lisbon, Portugal	Showroom and warehouse used by our Europe segment	6,000
Lugano, Switzerland	Administrative, sales and marketing offices, and showrooms used by our Europe segment	103,600
Barcelona, Spain	Administrative, sales and marketing offices, showrooms and warehouse facilities used by our Europe segment	9,800
London, U.K.	Showrooms used by our Europe segment	7,800
Shanghai/Beijing, China	Administrative offices, showrooms and warehouse facility used by our Asia segment	33,200
Kowloon, Hong Kong	Administrative offices, showrooms and licensing coordination facilities used primarily by our Asia segment and sourcing offices used by all trading segments	18,500
Taipei, Taiwan	Administrative office used by our Asia segment	3,500
Seoul, South Korea	Administrative offices and showrooms used by our Asia segment	45,100
Our corporate, wholesale and retail headquarters and certain warehouse facilities are located in Los Angeles, California, consisting of four buildings totaling approximately 355,000 square feet. These facilities are leased by us from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the "Principal Stockholders"), Armand Marciano, their brother and former executive of the Company, and their families pursuant to a lease that expires in July 2020. The total lease payments to these limited partnerships are approximately $0.3 million per month with aggregate minimum lease commitments to these partnerships at February 2, 2013 totaling approximately $22.8 million.
In addition, the Company, through a wholly-owned Canadian subsidiary, leases warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Principal Stockholders. The lease expires in December 2015. The monthly lease payment is $47,400 Canadian (US$47,500) with aggregate minimum lease commitments through the term of the lease totaling approximately $1.7 million Canadian (US$1.7 million) at February 2, 2013.
The Company, through a French subsidiary, leases a showroom and office space located in Paris, France from an entity that is owned in part by an affiliate of the Principal Stockholders. The aggregate minimum lease commitments through the term of the lease totaled approximately $7.5 million at February 2, 2013.
See Note 11 to the Consolidated Financial Statements for further information regarding related party transactions.
Our primary U.S. distribution center is a fully automated leased facility based in Louisville, Kentucky. Distribution of our products in Canada is handled primarily from a leased facility based in Montreal, Quebec. Distribution of our products in Europe is handled primarily through a single third party distribution center in Piacenza, Italy. Additionally, we utilize several third party operated distribution warehouses in Hong Kong, South Korea and China that service the Asia region.
We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through September 2031. These facilities, located mainly in North America but with a growing presence in Europe and Asia, had aggregate minimum lease commitments at February 2, 2013 totaling approximately $1.11 billion, excluding related party commitments. In addition, in 2005 we started leasing a building in Florence, Italy for our Italian operations under a capital lease agreement. The capital lease obligation, including build-outs, amounted to $10.1 million as of February 2, 2013.
The terms of our store and concession leases, excluding renewal options and kick-out clauses, as of February 2, 2013, expire as follows:

	Number of Stores and Concessions
Years Lease Terms Expire	U.S. and Canada	Asia	Europe	Mexico
Fiscal 2014-2016	158	310	67	20
Fiscal 2017-2019	162	8	95	9
Fiscal 2020-2022	153	—	62	3
Fiscal 2023-2025	38	—	15	—
Thereafter	1	—	17	—
	512	318	256	32
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
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of February 2, 2013 or January 28, 2012 related to any of the Company’s legal proceedings.
ITEM 4.    Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since August 8, 1996, the Company’s common stock has been listed on the New York Stock Exchange under the symbol 'GES.' The following table sets forth, for the periods indicated, the high and low sales prices per common share of the Company’s common stock, and the dividends paid with respect thereto:

	Market Price		Dividends Declared and Paid
	High	Low
Fiscal year ended January 28, 2012
First Quarter Ended April 30, 2011	$47.52	$37.71	$0.20
Second Quarter Ended July 30, 2011	45.72	38.12	0.20
Third Quarter Ended October 29, 2011	37.86	26.50	0.20
Fourth Quarter Ended January 28, 2012	32.99	26.30	0.20

Fiscal year ended February 2, 2013
First Quarter Ended April 28, 2012	$36.72	$28.43	$0.20
Second Quarter Ended July 28, 2012	30.79	24.44	0.20
Third Quarter Ended October 27, 2012	33.54	24.21	0.20
Fourth Quarter Ended February 2, 2013	27.40	22.66	1.40
On March 25, 2013, the closing sales price per share of the Company’s common stock, as reported on the New York Stock Exchange Composite Tape, was $25.25. On March 25, 2013 there were 313 holders of record of the Company’s common stock.
Prior to the initiation of a quarterly dividend on February 12, 2007, the Company had not declared any dividends on our common stock since our initial public offering in 1996. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity. The dividends paid during the fourth quarter ended February 2, 2013 included a special cash dividend of $1.20 per share and a quarterly cash dividend of $0.20 per share. The agreement governing our Credit Facility limits our ability to pay dividends unless immediately after giving effect thereto the aggregate amount of unrestricted cash and cash equivalents held by Guess?, Inc. and its domestic subsidiaries is at least $50 million.

Performance Graph
The Stock Price Performance Graph below compares the cumulative stockholder return of the Company with that of the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index) over the five fiscal year period beginning February 2, 2008. The return on investment is calculated based on an investment of $100 on February 2, 2008, with dividends, if any, reinvested. Past performance is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR TOTAL RETURN
AMONG GUESS?, INC.,
S&P 500 INDEX AND S&P 1500 APPAREL RETAIL INDEX
Period Ending

Company/Market/Peer Group	2/2/2008	1/31/2009	1/30/2010	1/29/2011	1/28/2012	2/2/2013
Guess?, Inc.	$100.00	$43.61	$109.29	$122.80	$87.40	$87.96
S&P 1500 Apparel Retail Index	$100.00	$51.52	$99.67	$128.10	$160.31	$210.42
S&P 500 Index	$100.00	$60.63	$80.72	$97.88	$103.10	$121.25

Share Repurchase Program
The Company’s share repurchases during each fiscal month of the fourth quarter of fiscal 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 28, 2012 to November 24, 2012
Repurchase program(1)	—	—	—	$517,863,749
Employee transactions(2)	5,689	$24.00	—
November 25, 2012 to December 29, 2012
Repurchase program(1)	—	—	—	$517,863,749
Employee transactions(2)	109	$25.59	—
December 30, 2012 to February 2, 2013
Repurchase program(1)	—	—	—	$517,863,749
Employee transactions(2)	41,397	$24.29	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	47,195	$24.26	—
______________________________________________________________________________

(1)
On March 14, 2011, the Company’s Board of Directors terminated the previously authorized 2008 share repurchase program (which had $84.9 million capacity remaining) (the "2008" Share Repurchase Program") and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the "2011 Share Repurchase Program"). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program is in addition to the existing 2011 Share Repurchase Program. Repurchases under either program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under either program and both programs may be discontinued at any time, without prior notice.

(2)
Consists of shares surrendered to, or withheld by, the Company in satisfaction of employee tax withholding obligations that occur upon vesting of restricted stock awards granted under the Company’s 2004 Equity Incentive Plan, as amended.

ITEM 6.    Selected Financial Data.
The selected financial data set forth below has been derived from the audited Consolidated Financial Statements of the Company and the related notes thereto. The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes contained herein and with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" for information regarding accounting changes, acquisitions and other items affecting comparability.

	Year Ended (1)
	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011	Jan 30, 2010	Jan 31, 2009
	(in thousands, except per share data)
Statement of income data:
Net revenue	$2,658,605	$2,688,048	$2,487,294	$2,128,466	$2,093,390
Earnings from operations	274,525	397,235	404,633	358,816	328,787
Income taxes	99,128	128,691	126,874	115,599	103,784
Net earnings attributable to Guess?, Inc.	178,744	265,500	289,508	242,761	213,562
Net earnings per common share attributable to common stockholders:
Basic (2)	$2.06	$2.88	$3.14	$2.63	$2.27
Diluted (2)	$2.05	$2.86	$3.11	$2.61	$2.25
Dividends declared per common share	$2.00	$0.80	$2.68	$0.45	$0.36
Weighted average common shares outstanding—basic (2)	86,262	91,533	91,410	90,893	92,561
Weighted average common shares outstanding—diluted (2)	86,540	91,948	92,115	91,592	93,258

	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011	Jan 30, 2010	Jan 31, 2009
Balance sheet data:
Working capital	$722,259	$841,446	$732,564	$781,410	$558,305
Total assets	1,713,506	1,844,475	1,685,804	1,531,249	1,246,566
Borrowings and capital lease, excluding current installments	8,314	10,206	12,218	14,137	14,586
Stockholders’ equity	1,100,868	1,194,265	1,066,194	1,026,343	775,454
_______________________________________________________________________________

(1)
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The results for fiscal 2013 included the impact of an additional week which occurred during the fourth quarter ended February 2, 2013.

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
Recent Global Economic Developments
Economic and market conditions have continued to be volatile and uncertain in many markets around the world and consumer behavior remains cautious. In North America, the relatively weaker levels of consumer confidence and the highly promotional conditions among retailers may persist for some time. In Europe, sovereign debt issues, government austerity programs, and bank credit issues continue to affect the capital markets of numerous European countries, resulting in reduced consumer confidence and discretionary spending in those countries. These circumstances have had, and are expected to continue to have, a negative impact on our business, particularly in our more mature markets in Southern Europe. These conditions could have a greater impact in our multi-brand wholesale channel, particularly in Italy, where many customers are relatively small and not well capitalized.
The Company experienced some inflationary pressures on raw materials, labor, freight and other commodities, including oil, in fiscal 2012 and during the first half of fiscal 2013.
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
During fiscal 2013, the average U.S. dollar rate was stronger against these currencies versus the average rate in fiscal 2012. This had an overall negative impact on the translation of our international revenues and earnings for the fiscal year ended February 2, 2013 compared to the prior fiscal year.

In addition, some of our transactions that occur in Europe, Canada and South Korea are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when converted to their functional currencies. Fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. On average, the euro was weaker versus the U.S. dollar during fiscal 2013 than during fiscal 2012, increasing the cost of U.S. dollar denominated purchases of merchandise in our European operations. If the euro continues to weaken versus the U.S. dollar in fiscal 2014, our product margins in Europe could continue to be unfavorably impacted. The Company enters into derivative financial instruments to offset some but not all of the exchange risk on foreign currency transactions. For additional discussion regarding our exposure to foreign currency risk, forward contracts designated as cash flow hedges and forward contracts not designated as cash flow hedges, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Strategy
International Growth. Despite the difficult economic conditions described above, our key long-term strategies remain unchanged. Global expansion continues to be the cornerstone of our long-term growth strategy. Our combined revenue outside of the U.S. and Canada represented approximately half of the total Company’s revenue in fiscal 2013, compared to one-fifth in fiscal 2005. We expect to continue to expand in both our existing European and Asian markets. At the same time, we plan to develop key markets such as Brazil, China, Germany, India, Japan, the Middle East, Mexico and Russia.
Our goal is also to drive growth by enhancing the productivity of our existing operations. During the first quarter of fiscal 2014, the Company implemented plans to streamline its operational structure and reduce expenses in both Europe and North America. We will continue to regularly assess and implement initiatives that we believe will build brand equity, grow our business and enhance long-term profitability in each region.
Europe. In Europe, over the long-term, we will continue to focus on developing new markets in Northern and Eastern Europe where our brand is well known but still under-penetrated while expanding on our past success in Western and Southern Europe. We have flagship stores in key cities such as Barcelona, Dusseldorf, London, Milan and Paris. Together with our licensee partners, we opened 98 stores during fiscal 2013. In addition, we also acquired 26 stores from one of our European licensees. During fiscal 2014, we plan to continue our expansion in Europe, primarily in Northern and Eastern Europe, by opening 70 stores in total, about one-third of which will be operated directly by us. During fiscal 2014, we plan to strategically reduce our store openings in Southern Europe so we can focus on improving the performance of our existing stores.
North American Retail. In North American Retail we plan to increase retail sales and profitability over the long-term by improving the productivity and performance of our existing stores, increasing our mix of product offerings at lower price points and shortening our supply chain calendar to allow more flexibility to react to the latest trends. We will also continue to emphasize our e-commerce channel as we develop our omni-channel retail strategy. During fiscal 2013, we opened 33 retail stores in the U.S. and Canada. In fiscal 2014, we plan to reduce our store openings to 17 retail stores in total across all concepts as we focus on improving the performance of our existing stores. In addition, we plan to remodel key existing locations as part of the roll-out of our new store designs.
Asia. We see significant market opportunities in Asia and we have dedicated capital and human resources to support the region’s growth and development. We and our partners have opened flagship stores in key cities such as Beijing, Hong Kong, Macau, Seoul and Shanghai and we have partnered with licensees to develop our business in the second tier cities in this region. During fiscal 2013, we also partnered with a new licensee in China to help our expansion efforts in the northern part of the country. During fiscal 2012, we launched our newer G by GUESS store concept in South Korea, where we had 67 locations as of February 2, 2013. Our strategy in South Korea, with a combined 345 stores and concessions at February 2, 2013, is to improve productivity and expand distribution for both our GUESS? and G by GUESS branded locations. We are also in the process of establishing our direct operations in Japan where we expect to have our first flagship store opened by fiscal 2015. We and our partners opened 80 stores and 105 concessions during fiscal 2013 across all of Asia and plan to open between 90 and 100 retail stores and concessions in total across all concepts in Asia during fiscal 2014.

Capital Allocation
The Company’s investments in capital for the full fiscal year 2014 are planned between $80 million and $100 million (after deducting estimated lease incentives of approximately $10 million). The planned investments in capital are primarily for the expansion of our retail businesses in Europe and North America and store remodeling programs in North America.
Other
The Company reports National Retail Federation ("NRF") calendar comparable store sales on a quarterly basis for our stores in the U.S. and Canada. A store is considered comparable after it has been open for 13 full months. If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store is removed from the comparable store base until it has been opened at its new size, in its new location or under its new concept for 13 full months. The comparable stores sales for fiscal 2013 have been adjusted to compare to the appropriate week in the prior year as a result of the additional week included in fiscal 2013.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 32.7% to $178.7 million, or diluted earnings of $2.05 per common share, for fiscal 2013, compared to net earnings attributable to Guess?, Inc. of $265.5 million, or diluted earnings of $2.86 per common share, in fiscal 2012. In the fourth quarter of fiscal 2013, the Company settled a tax audit dispute in Italy, resulting in a charge of $12.8 million, in excess of amounts previously reserved, which was partially offset by unrelated tax benefits of $4.0 million, or a net impact of $0.10 per share. In fiscal 2012, the Company recorded a pre-tax settlement charge of $19.5 million (or $17.6 million after considering a $1.9 million reduction to income tax as a result of the charge), or $0.19 per share. The charge related to a settlement agreement with a former third party logistics service provider in Europe to facilitate the transition to a new service provider. Adjusted diluted earnings, excluding the net settlement charges, were $2.15 and $3.05 per common share for fiscal years 2013 and 2012, respectively. References to financial results excluding the impact of the net settlement charges are non-GAAP measures and are addressed below under "Non-GAAP Measures."
Highlights of the Company’s performance for fiscal 2013 compared to the prior year are presented below, followed by a more comprehensive discussion under "Results of Operations":
Operations

•	Total net revenue decreased 1.1% to $2.66 billion for fiscal 2013, from $2.69 billion in the prior year. In constant U.S. dollars, revenue increased by 1.6%.

•	Gross margin (gross profit as a percentage of total net revenue) declined 290 basis points to 40.1% for fiscal 2013, compared to 43.0% in the prior year.

•
Selling, general and administrative ("SG&A") expenses increased 7.4% to $792.6 million for fiscal 2013, compared to $738.3 million in the prior year. SG&A expenses as a percentage of revenue ("SG&A rate") increased by 230 basis points to 29.8% for fiscal 2013, compared to 27.5% in the prior year.

•
Earnings from operations decreased 30.9% to $274.5 million for the year ended February 2, 2013, compared to $397.2 million in the prior year. Operating margin declined 450 basis points to 10.3% for the year ended February 2, 2013, compared to 14.8% in the prior year. A $19.5 million settlement charge related to the European supply chain negatively impacted the fiscal 2012 operating margin by 70 basis points.

•	Other income, net (including interest income and expense), totaled $6.1 million for the year ended February 2, 2013, compared to other income, net, of $2.1 million in the prior year.

•
The effective income tax rate increased 310 basis points to 35.3% for the year ended February 2, 2013, compared to 32.2% in the prior year, driven primarily by the unfavorable impact of the $12.8 million Italian tax settlement charge on the effective income tax rate, partially offset by unrelated tax benefits of $4.0 million incurred during fiscal 2013.

Key Balance Sheet Accounts

•	The Company had $335.9 million in cash and cash equivalents and short-term investments as of February 2, 2013, down $160.0 million, compared to $495.9 million as of January 28, 2012.

◦
The Company invested $140.1 million to repurchase approximately 5.0 million of its common shares during fiscal 2013. In fiscal 2012, the Company invested $92.0 million to repurchase approximately 3.2 million shares of its common stock.

◦
Dividends paid to shareholders during fiscal 2013, which included a special dividend of $1.20 per common share paid during the fourth quarter, were $172.8 million compared to $74.4 million during fiscal 2012.

•
Accounts receivable, which relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business, decreased by $15.6 million, or 4.6%, to $325.0 million at February 2, 2013, compared to $340.6 million at January 28, 2012. On a constant U.S. dollar basis, accounts receivable decreased $23.6 million, or 6.9%.

•
Inventory increased by $41.1 million, or 12.5%, to $369.7 million as of February 2, 2013, compared to $328.6 million as of January 28, 2012. When measured in terms of finished goods units, inventory volumes increased by 7.8% as of February 2, 2013, when compared to January 28, 2012.

Global Store Count
In fiscal 2013, together with our partners, we opened 226 new stores worldwide, consisting of 98 stores in Europe and the Middle East, 80 stores in Asia, 33 stores in the U.S. and Canada and 15 stores in Central and South America. Together with our partners, we closed 121 stores worldwide, consisting of 63 stores in Europe and the Middle East, 33 stores in Asia and 25 stores in the U.S. and Canada. In fiscal 2013, we also acquired 26 stores from one of our European licensees.
We ended fiscal 2013 with 1,690 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	512	512	—
Europe and the Middle East	622	240	382
Asia	470	48	422
Central and South America	86	32	54
Total	1,690	832	858
This store count does not include 413 concessions located primarily in South Korea and Greater China because of their smaller store size in relation to our standard international store size. Of the total 1,690 stores, 1,164 were GUESS? stores, 309 were GUESS? Accessories stores, 121 were G by GUESS stores and 96 were MARCIANO stores.

RESULTS OF OPERATIONS
The following table sets forth actual operating results for the fiscal years 2013, 2012, and 2011 as a percentage of net revenue:

	Year Ended
	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
Product sales	95.6%	95.5%	95.4%
Net royalties	4.4	4.5	4.6
Net revenue	100.0	100.0	100.0
Cost of product sales	59.9	57.0	56.5
Gross profit	40.1	43.0	43.5
Selling, general and administrative expenses	29.8	27.5	27.0
Settlement charge	—	0.7	—
Pension curtailment expense	—	—	0.2
Earnings from operations	10.3	14.8	16.3
Interest expense	(0.0)	(0.1)	(0.1)
Interest income	0.1	0.2	0.1
Other income, net	0.2	0.0	0.6
Earnings before income taxes	10.6	14.9	16.9
Income tax expense	3.8	4.8	5.1
Net earnings	6.8	10.1	11.8
Net earnings attributable to noncontrolling interests	0.1	0.2	0.2
Net earnings attributable to Guess?, Inc.	6.7%	9.9%	11.6%
Fiscal 2013 Compared to Fiscal 2012
Consolidated Results
Net Revenue.   Net revenue for fiscal 2013 decreased by $29.4 million, or 1.1%, to $2.66 billion from $2.69 billion in fiscal 2012. In constant U.S. dollars, revenue increased by 1.6% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $72.7 million. The increases in revenue from expansion of our retail businesses in Europe and North America, growth in our Asian operations and the favorable impact on revenue from the additional week in the current year were offset by the negative comparable store sales in North America and Europe and lower European wholesale shipments.
Gross Profit.   Gross profit decreased by $89.1 million, or 7.7%, to $1.07 billion for fiscal 2013, from $1.16 billion in fiscal 2012, due primarily to the unfavorable impact of currency translation on gross profit, lower wholesale sales in Europe and lower overall product margins.
Gross margin decreased 290 basis points to 40.1% for fiscal 2013, from 43.0% in fiscal 2013, due to a higher occupancy rate and lower overall product margins. The higher occupancy rate was driven by negative comparable store sales in North America and retail expansion in Europe. Product margins declined due primarily to more retail markdowns in Europe and North America, the unfavorable impact of currencies on product costs and pricing changes in Canada.
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
Selling, General and Administrative Expenses. SG&A expenses increased by $54.3 million, or 7.4%, to $792.6 million for fiscal 2013, from $738.3 million in fiscal 2012. The increase in SG&A expenses, which included the favorable impact of currency translation, was due primarily to higher selling expenses and higher global advertising and marketing expenses, partially offset by lower performance-based compensation costs.

The Company’s SG&A rate increased by 230 basis points to 29.8% for fiscal 2013, compared to 27.5% in fiscal 2012. The SG&A rate was negatively impacted by deleveraging of expenses resulting from negative comparable store sales in North America and Europe and a decline in European wholesale shipments, increased investments in advertising and marketing and higher store selling expenses due to our international retail expansion, partially offset by lower performance-based compensation costs.
Settlement Charge.   During fiscal 2012, the Company experienced a temporary disruption in service with a former third party logistics service provider in Europe and subsequently entered into a settlement agreement with this service provider to facilitate a transition to a new service provider. As a result, the Company recorded a $19.5 million settlement charge in fiscal 2012 related to amounts paid in connection with this agreement. The Company did not have any expenses related to this settlement in fiscal 2013.
Pension Curtailment Expense.   During fiscal 2012, the Company recorded a SERP curtailment expense of $1.2 million that did not occur in fiscal 2013.
Earnings from Operations. Earnings from operations decreased by $122.7 million, or 30.9%, to $274.5 million for fiscal 2013, from $397.2 million in fiscal 2012. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $6.8 million.
Operating margin decreased 450 basis points to 10.3% for fiscal 2013, compared to 14.8% in fiscal 2012. Operating margin was negatively impacted by lower overall gross margins and a higher SG&A rate, partially offset by the negative impact in the prior year of the $19.5 million settlement charge.
Interest Income, Net.   Interest income, net was $0.4 million for fiscal 2013, compared to interest income, net of $1.1 million in fiscal 2012 and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges. The decrease in interest income, net for fiscal 2013 compared to the prior year was due primarily to lower average invested cash balances.
Other Income, Net.   Other income, net was $5.7 million for fiscal 2013, compared to other income, net of $1.0 million in fiscal 2012. Other income, net in fiscal 2013 consisted primarily of net unrealized gains on non-operating assets and net realized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances. Other income, net in fiscal 2012 consisted primarily of net unrealized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances.
Income Taxes.  Income tax expense for fiscal 2013 was $99.1 million, or a 35.3% effective tax rate, compared to income tax expense of $128.7 million, or a 32.2% effective tax rate, in fiscal 2012. In fiscal 2013, the Company settled a tax audit dispute in Italy, resulting in a charge of $12.8 million, in excess of amounts previously reserved, which was partially offset by unrelated tax benefits of $4.0 million. These adjustments increased the income tax expense by $8.8 million and negatively impacted the effective tax rate for fiscal 2013 by 310 basis points. The effective income tax rate in fiscal 2012 included the discrete impact of a $19.5 million European supply chain settlement charge and a $1.9 million reduction to income tax expense as a result of the charge. These adjustments unfavorably impacted the mix of taxable income among the Company’s tax jurisdictions and increased the effective tax rate for the prior year by 100 basis points. Excluding the impact of these respective adjustments, the effective income tax rate was 32.2% for fiscal 2013, compared to 31.2% for fiscal 2012. References to financial results excluding the impact of the net settlement charges are non-GAAP measures and are addressed below under "Non-GAAP Measures."
Net Earnings Attributable to Noncontrolling Interests.   Net earnings attributable to noncontrolling interests in subsidiaries for fiscal 2013 was $2.7 million, net of taxes, compared to $5.2 million, net of taxes, in fiscal 2012. The decrease was due to the purchase of the remaining 25% interest in our now wholly-owned subsidiary, Focus, during fiscal 2013 and lower earnings in our majority-owned European subsidiaries.
Net Earnings Attributable to Guess?, Inc.   Net earnings attributable to Guess?, Inc. decreased by $86.8 million, or 32.7%, to $178.7 million for fiscal 2013, from $265.5 million in fiscal 2012. Diluted earnings per common share decreased to $2.05 per share for fiscal 2013, compared to $2.86 per share in fiscal 2012. The results for fiscal 2013 included the $0.10 per share Italian tax settlement charge net of unrelated tax benefits. The results for fiscal 2012 included the $0.19 per share European supply chain settlement charge. Adjusted diluted earnings, excluding the net settlement charges, were $2.15 and $3.05 per common share for fiscal years 2013 and 2012, respectively. References to financial results excluding the impact of the net settlement charges are non-GAAP measures and are addressed below under "Non-GAAP Measures."
Information by Business Segment
The following table presents our net revenue and earnings from operations by segment for the last two fiscal years:

	Fiscal 2013	Fiscal 2012	Change	% Change
	(dollars in thousands)
Net revenue:
Europe	$939,599	$1,010,896	$(71,297)	(7.1)%
North American Retail	1,116,836	1,117,643	(807)	(0.1)
Asia	290,655	250,727	39,928	15.9
North American Wholesale	194,373	187,362	7,011	3.7
Net revenue from product sales	2,541,463	2,566,628	(25,165)	(1.0)
Licensing	117,142	121,420	(4,278)	(3.5)
Total net revenue	$2,658,605	$2,688,048	$(29,443)	(1.1)%
Earnings (loss) from operations:
Europe	$103,975	$167,014	$(63,039)	(37.7)%
North American Retail	78,285	133,184	(54,899)	(41.2)
Asia	26,525	28,463	(1,938)	(6.8)
North American Wholesale	45,008	47,162	(2,154)	(4.6)
Licensing	101,182	108,638	(7,456)	(6.9)
Corporate Overhead	(80,450)	(87,226)	6,776	(7.8)
Total earnings from operations	$274,525	$397,235	$(122,710)	(30.9)%
Operating margins:
Europe	11.1%	16.5%
North American Retail	7.0%	11.9%
Asia	9.1%	11.4%
North American Wholesale	23.2%	25.2%
Licensing	86.4%	89.5%
Total Company	10.3%	14.8%
Europe
Net revenue from our Europe operations decreased by $71.3 million, or 7.1%, to $939.6 million for fiscal 2013, from $1.01 billion for fiscal 2012. In local currency, revenue was relatively flat compared to the prior year. The increase in revenue from the expansion of our directly operated retail business was offset by lower revenue from our European wholesale business and a percentage decline in the high-single digits for comparable store sales versus the prior year. The decrease in our wholesale business was due mainly to lower apparel sales. We grew our business in newer markets, including Russia and Germany, though this growth was more than offset by declines in more mature markets such as Italy and France. At February 2, 2013, we directly operated 240 stores in Europe compared to 179 stores at January 28, 2012, excluding concessions, which represents a 34.1% increase over the prior year. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $69.7 million.
Earnings from operations from our Europe segment decreased by $63.0 million, or 37.7%, to $104.0 million for fiscal 2013, compared to $167.0 million in fiscal 2012. The decrease resulted from lower wholesale shipments, the unfavorable impact to earnings from lower product margins and increased investments in advertising and marketing. These decreases were partially offset by the negative impact in the prior year resulting from the $19.5 million supply chain settlement charge and higher profits from the growth in retail stores, net of higher store selling expenses and higher occupancy costs. Currency translation fluctuations related to our Europe segment unfavorably impacted earnings from operations by $6.5 million.

Operating margin declined 540 basis points to 11.1% for fiscal 2013, compared to 16.5% for fiscal 2012. Operating margin for fiscal 2012 included the negative impact from the supply chain settlement charge of 190 basis points. The decline in operating margin was driven by a higher SG&A rate and lower gross margins. The higher SG&A rate was driven mainly by higher store selling expenses due to retail expansion, deleveraging of expenses resulting from a decline in European wholesale shipments and increased investments in advertising and marketing. The lower gross margin was driven primarily by a higher occupancy rate due to retail expansion, more retail markdowns and the negative impact of the relatively weaker euro on product margins.
North American Retail
Net revenue from our North American Retail operations remained relatively flat at $1.12 billion for fiscal 2013 compared to fiscal 2012. The favorable impact on revenue from a larger store base, the additional week and growth in our e-commerce business was offset by negative comparable store sales of 6.6% for our combined U.S. and Canadian stores. Currency translation fluctuations relating to our non-U.S. retail stores unfavorably impacted net revenue by $1.8 million. The store base increased by an average of 18 net additional stores in fiscal 2013 compared to the prior year, resulting in a net 4.9% increase in average square footage. In fiscal 2013, we opened 33 new stores in the U.S. and Canada and closed 25 stores. At February 2, 2013, we directly operated 512 stores in the U.S. and Canada compared to 504 stores as of January 28, 2012.
Earnings from operations for the North American Retail segment decreased by $54.9 million, or 41.2%, to $78.3 million for fiscal 2013, compared to $133.2 million in fiscal 2012. The decrease reflects the impact on profits from negative comparable store sales, lower product margins and increased investments in advertising and marketing.
Operating margin declined 490 basis points to 7.0% for fiscal 2013, compared to 11.9% fiscal 2012. The decrease was driven by a higher SG&A rate and lower gross margins. The higher SG&A rate was driven mainly by an overall deleveraging of expenses resulting from the negative comparable store sales and increased investments in advertising and marketing. Gross margins were negatively impacted by a higher occupancy rate, given the negative comparable store sales, and pricing changes in Canada as well as more markdowns and increased product costs.
Asia
Net revenue from our Asia operations increased by $40.0 million, or 15.9%, to $290.7 million for fiscal 2013, from $250.7 million for fiscal 2012. The increase in revenue was driven by growth in our South Korea and Greater China businesses due primarily to retail expansion. We continued to grow our operations in the region, where we and our partners opened 80 stores and 105 concessions during the year ended February 2, 2013.
Earnings from operations for the Asia segment decreased by $2.0 million, or 6.8%, to $26.5 million for fiscal 2013, compared to $28.5 million in fiscal 2012. The favorable impact to earnings due to higher revenue and improved product margins was more than offset by higher occupancy and store selling costs due to a larger retail store base.
Operating margin declined 230 basis points to 9.1% for fiscal 2013, compared to 11.4% in fiscal 2012. The decrease in operating margin was driven primarily by a higher occupancy rate resulting from a greater mix of retail business in South Korea and a higher SG&A rate due to higher store selling expenses given our retail expansion in this region.
North American Wholesale
Net revenue from our North American Wholesale operations increased by $7.0 million, or 3.7%, to $194.4 million for fiscal 2013, from $187.4 million in fiscal 2012. In constant U.S. dollars, net revenue increased 4.5% versus the prior year, driven primarily by our U.S. and Mexican wholesale businesses. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue in our North American Wholesale segment by $1.3 million.

Earnings from operations from our North American Wholesale segment decreased by $2.2 million, or 4.6%, to $45.0 million for fiscal 2013, compared to $47.2 million in fiscal 2012. The decrease was due primarily to the unfavorable impact to earnings from lower gross margins and increased investments in advertising and marketing.
Operating margin declined 200 basis points to 23.2% for fiscal 2013, compared to 25.2% for fiscal 2012, due primarily to lower gross margins driven by the unfavorable impact of currency fluctuations on product margins and pricing changes in Canada and a higher SG&A rate driven by increased investments in advertising and marketing.
Licensing
Net royalty revenue from Licensing operations decreased by $4.3 million, or 3.5%, to $117.1 million for fiscal 2013, from $121.4 million in fiscal 2012. The decrease was driven by lower sales by our licensees in our handbag and watch categories.
Earnings from operations from our Licensing segment decreased by $7.4 million, or 6.9%, to $101.2 million for fiscal 2013, compared to $108.6 million for fiscal 2012. The decrease was driven by lower revenue and higher advertising and marketing expenses.
Corporate Overhead
Unallocated corporate overhead decreased by $6.7 million to $80.5 million for fiscal 2013, compared to $87.2 million in fiscal 2012. The decrease was driven primarily by lower performance-based compensation costs, partially offset by increased investments in advertising and marketing.
Fiscal 2012 Compared to Fiscal 2011
Consolidated Results
Net Revenue.   Net revenue for fiscal 2012 increased by $200.7 million, or 8.1%, to $2.69 billion from $2.49 billion in fiscal 2011. All of our segments contributed to the revenue growth. In constant U.S. dollars, revenue increased by 5.5% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $65.2 million compared to the prior year.
Gross Profit.   Gross profit increased by $73.9 million, or 6.8%, to $1.16 billion for fiscal 2012, from $1.08 billion in fiscal 2011 due to the growth in revenue which included the favorable impact of currency translation and improved product margins, partially offset by higher occupancy costs. All segments contributed to the growth in gross profit.
Gross margin declined 50 basis points to 43.0% for fiscal 2012, from 43.5% in fiscal 2011. While the overall product margins improved in fiscal 2012 as a result of lower markdowns in North American Retail and the greater mix of retail in Europe, this was more than offset by the higher occupancy rate driven by negative comparable store sales in North America and Europe as well as retail expansion in Europe.
Selling, General and Administrative Expenses.   SG&A expenses increased by $66.4 million, or 9.9%, to $738.3 million for fiscal 2012, from $671.9 million in fiscal 2011. The increase in SG&A expenses, which included the unfavorable impact of currency translation, was due to higher selling and distribution expenses in Europe, higher store selling expenses in Europe and Asia and higher global advertising expenses. These increases were partially offset by lower performance-based compensation expenses.
The Company’s SG&A rate increased by 50 basis points to 27.5% for fiscal 2012, compared to 27.0% in the prior year. The SG&A rate was negatively impacted by lower international jewelry shipments and higher selling and distribution costs in Europe, partially offset by lower performance-based compensation expenses and improved store selling expense management in our North American Retail segment.
Settlement Charge.   During fiscal 2012, the Company experienced a temporary disruption in service with a former third party logistics service provider in Europe and subsequently entered into a settlement agreement with this service provider to facilitate a transition to a new service provider. As a result, the Company recorded a $19.5 million settlement charge in fiscal 2012 related to amounts paid in connection with this agreement.

Pension Curtailment Expense.   During fiscal 2012, the Company recorded a SERP curtailment expense of $1.2 million before taxes related to the accelerated amortization of prior service cost resulting from the retirement of Maurice Marciano as an employee and executive officer, effective upon the expiration of his employment agreement on January 28, 2012. Mr. Marciano did not receive or earn any additional SERP-related benefits in connection with his retirement and, as of the date of his retirement, ceased vesting or accruing any additional benefits under the terms of the SERP. During fiscal 2011, the Company recorded a SERP curtailment expense of $5.8 million before taxes related to the accelerated amortization of prior service cost resulting from the departure of Carlos Alberini, the Company's former President and Chief Operating Officer. Mr. Alberini did not receive any termination payments in connection with his departure and, as of the date of his departure, he ceased vesting or accruing any additional benefits under the terms of the SERP. Mr. Marciano's retirement and Mr. Alberini's departure each resulted in a significant reduction in the total expected remaining years of future service of all SERP participants combined, resulting in the pension curtailment during each of the separate periods.
Earnings From Operations.   Earnings from operations decreased by $7.4 million, or 1.8%, to $397.2 million for fiscal 2012, from $404.6 million in fiscal 2011. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $9.6 million.
Operating margin declined 150 basis points to 14.8% for fiscal 2012, compared to 16.3% in fiscal 2011. Operating margin was negatively impacted by a higher overall occupancy rate, the settlement charge and a higher SG&A rate, partially offset by an improvement in product margins.
Interest Income, Net.   Interest income, net was $1.1 million for fiscal 2012, compared to interest income, net of $0.3 million in fiscal 2011 and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges. The increase in interest income, net for fiscal 2012 compared to the prior year was also due partially to higher interest rates on invested cash, partially offset by lower average invested cash balances as a result of the special dividend paid in the fourth quarter of fiscal 2011.
Other Income, Net.   Other income, net was $1.0 million for fiscal 2012, compared to other income, net of $16.4 million in fiscal 2011. Other income, net in fiscal 2012 consisted primarily of net unrealized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances. Other income, net in fiscal 2011 consisted primarily of net unrealized mark-to-market revaluation gains on other foreign currency balances and foreign currency contracts and net unrealized gains on non-operating assets.
Income Taxes.   Income tax expense for fiscal 2012 was $128.7 million, or a 32.2% effective tax rate, compared to income tax expense of $126.9 million, or a 30.1% effective tax rate, in fiscal 2011. The increase in the effective tax rate in fiscal 2012 was due in part to the European supply chain settlement charge recorded in fiscal 2012, which unfavorably impacted the mix of taxable income among the Company’s tax jurisdictions and increased the effective tax rate by 100 basis points. The effective tax rate was also negatively impacted by a larger mix of taxable income in higher tax jurisdictions compared to the prior year.
Net Earnings Attributable to Noncontrolling Interests.   Net earnings attributable to noncontrolling interests in subsidiaries for fiscal 2012 was $5.2 million, net of taxes, compared to $5.0 million, net of taxes, in fiscal 2011. The increase was due to higher earnings in our majority-owned Mexican subsidiary, partially offset by lower earnings from our majority-owned European subsidiaries.
Net Earnings Attributable to Guess?, Inc.   Net earnings attributable to Guess?, Inc. decreased by $24.0 million, or 8.3%, to $265.5 million for fiscal 2012, from $289.5 million in fiscal 2011. Diluted earnings per common share decreased to $2.86 per share for fiscal 2012, compared to $3.11 per share in fiscal 2011. The results for fiscal 2012 included the $0.19 per share European supply chain settlement charge. Adjusted diluted earnings, excluding the settlement charge, were $3.05 per common share for fiscal 2012. References to financial results excluding the impact of the settlement charge are non-GAAP measures and are addressed below under "Non-GAAP Measures."

Information by Business Segment
The following table presents our net revenue and earnings from operations by segment for the last two fiscal years:

	Fiscal 2012	Fiscal 2011	Change	% Change
	(dollars in thousands)
Net revenue:
Europe	$1,010,896	$920,327	$90,569	9.8%
North American Retail	1,117,643	1,069,893	47,750	4.5
Asia	250,727	200,891	49,836	24.8
North American Wholesale	187,362	180,961	6,401	3.5
Net revenue from product sales	2,566,628	2,372,072	194,556	8.2
Licensing	121,420	115,222	6,198	5.4
Total net revenue	$2,688,048	$2,487,294	$200,754	8.1%
Earnings (loss) from operations:
Europe	$167,014	$193,309	$(26,295)	(13.6)%
North American Retail	133,184	122,583	10,601	8.6
Asia	28,463	28,631	(168)	(0.6)
North American Wholesale	47,162	46,153	1,009	2.2
Licensing	108,638	104,165	4,473	4.3
Corporate Overhead	(87,226)	(90,208)	2,982	(3.3)
Total earnings from operations	$397,235	$404,633	$(7,398)	(1.8)%
Operating margins:
Europe	16.5%	21.0%
North American Retail	11.9%	11.5%
Asia	11.4%	14.3%
North American Wholesale	25.2%	25.5%
Licensing	89.5%	90.4%
Total Company	14.8%	16.3%
Europe
Net revenue from our Europe operations increased by $90.6 million, or 9.8%, to $1.01 billion for fiscal 2012, from $920.3 million in fiscal 2011. In local currency, revenue increased by 4.7% over the same comparable period. The increase in reported revenue was driven by expansion of our directly operated retail stores (where comparable store sales declined) and the favorable currency translation impact resulting from fluctuations in foreign currency rates. This was partially offset by lower net revenue from our European wholesale businesses, where higher apparel sales were more than offset by a decline in handbag and jewelry sales. At January 28, 2012, we directly operated 179 stores in Europe compared to 141 stores at January 29, 2011, excluding concessions, which represents a 27.0% increase over the prior year. Shipments in our existing wholesale business were unfavorably impacted in the first quarter of fiscal 2012 by the earlier spring product deliveries that benefited the fourth quarter of fiscal 2011. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $48.9 million.
Europe earnings from operations decreased $26.3 million to $167.0 million for fiscal 2012, compared to $193.3 million in fiscal 2011. The decline resulted from the $19.5 million settlement charge, lower wholesale jewelry and handbag shipments and higher selling and distribution costs. These decreases were partially offset by the higher profits from the growth in retail stores, net of higher occupancy costs, and improvement in product margins. Currency translation fluctuations favorably impacted earnings from operations by $7.5 million.
Operating margin declined 450 basis points to 16.5% for fiscal 2012, compared to 21.0% in the prior year. In addition to the settlement charge, the decline was also driven by a higher occupancy rate, lower wholesale jewelry shipments and higher selling and distribution costs, partially offset by higher product margins as we continue to grow our retail business.

North American Retail
Net revenue from our North American Retail operations increased by $47.8 million, or 4.5%, to $1.12 billion for fiscal 2012, from $1.07 billion in fiscal 2011. The increase was due primarily to a larger store base, partially offset by negative comparable store sales of 3.5% for our combined U.S. and Canadian stores (negative 4.1% in local currency, which excludes the favorable translation impact of currency fluctuations relating to our Canadian retail stores). The store base increased by an average of 38 net additional stores during fiscal 2012 compared to the prior year, resulting in a net 8.5% increase in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores favorably impacted net revenue in our North American Retail segment by $7.1 million.
Earnings from operations for the North American Retail segment increased by $10.6 million to $133.2 million for fiscal 2012, compared to $122.6 million in fiscal 2011. The increase reflects the impact of improved product margins, better expense management in the stores and profits from new stores, partially offset by the impact on profits from negative comparable store sales and the prior year positive revenue impact of the revision in the estimated liability from the Company’s loyalty program.
Operating margin improved by 40 basis points to 11.9% for fiscal 2012, compared to 11.5% for fiscal 2011, driven by higher product margins and a lower SG&A rate. The product margin improvement resulted from lower markdowns and selective price increases, partially offset by the negative impact of product cost inflation. The lower SG&A rate was driven mainly by the leveraging of store selling expenses. These increases were partially offset by occupancy deleverage, given the negative comparable store sales, and the prior year positive revenue impact of the revision in the estimated liability from the Company's loyalty program.
Asia
Net revenue from our Asia operations increased by $49.8 million, or 24.8%, to $250.7 million for fiscal 2012, from $200.9 million in fiscal 2011. In constant U.S. dollars, net revenue increased by 21.2%. We continued to grow our Asia business, where we and our partners opened 89 stores and 107 concessions during fiscal 2012. All of our Asian businesses contributed to this growth, driven by our South Korea and Greater China businesses, with stronger existing door performance and a greater number of doors compared to the prior year. Currency translation fluctuations relating to our Asia operations favorably impacted net revenue in our Asia segment by $7.2 million.
Earnings from operations for the Asia segment decreased slightly to $28.5 million for fiscal 2012, compared to $28.6 million in fiscal 2011. The favorable impact to earnings from higher sales was offset by higher occupancy and store selling costs due to a larger retail store base, lower product margins and other infrastructure investments in SG&A to support our future growth in the region.
Operating margin declined 290 basis points to 11.4% for fiscal 2012, compared to 14.3% for the prior year. The decrease was driven by a higher SG&A rate due to a larger store base and higher infrastructure investments to support our future growth in this region. In addition, gross margins were lower mainly due to higher promotional sales and channel mix in South Korea.
North America Wholesale
Net revenue from our North American Wholesale operations increased by $6.4 million, or 3.5%, to $187.4 million for fiscal 2012, from $181.0 million in fiscal 2011. In constant U.S. dollars, net revenue increased by 2.4%. This increase was driven by higher revenue in our Canadian and Mexican wholesale businesses. Currency translation fluctuations relating to our non-U.S. wholesale businesses favorably impacted net revenue in our North American Wholesale segment by $2.0 million.
Earnings from operations for the North American Wholesale segment increased by $1.0 million to $47.2 million for fiscal 2012, compared to $46.2 million in fiscal 2011. The favorable impact to earnings from sales growth was partially offset by higher SG&A expenses, mainly due to increased distribution costs.
Operating margin decreased by 30 basis points to 25.2% for fiscal 2012, compared to 25.5% in fiscal 2011, due primarily to increased distribution costs.

Licensing
Net royalty revenue from Licensing operations increased by $6.2 million, or 5.4%, to $121.4 million for fiscal 2012, from $115.2 million in fiscal 2011. This increase was driven by royalties on higher sales in our footwear, eyewear and watches categories, partially offset by lower sales in handbags.
Earnings from operations for the Licensing segment increased by $4.4 million to $108.6 million for fiscal 2012, compared to $104.2 million in fiscal 2011. The increase was driven by increased royalties due to higher sales, partially offset by higher advertising expenses.
Corporate Overhead
Unallocated corporate overhead decreased by $3.0 million to $87.2 million for fiscal 2012, compared to $90.2 million in fiscal 2011. The decrease was due primarily to the net impact of the higher curtailment expense recorded in the prior year.
NON-GAAP MEASURES
The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc., diluted earnings per share and the effective tax rate in fiscal 2013 and fiscal 2012 in reflect the impact of settlement charges which affect the comparability of those reported results. Those financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company has excluded these settlement charges, and the related tax impact, from its adjusted financial measures primarily because it does not believe such charges reflect the Company’s ongoing operating results or future outlook. The Company believes that these "non-GAAP" or "adjusted" financial measures are useful as an additional means for investors to evaluate the comparability of the Company’s operating results when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for fiscal 2013 exclude the impact of a tax settlement charge incurred during fiscal 2013. In January 2013, the Company settled a tax audit dispute in Italy, resulting in a charge of $12.8 million in the fourth quarter of fiscal 2013, in excess of amounts previously reserved, which was partially offset by unrelated tax benefits of $4.0 million, or a net impact of $0.10 per share. On a GAAP basis, net earnings attributable to Guess?, Inc. for fiscal 2013 was $178.7 million, diluted earnings per common share for fiscal 2013 was $2.05 and the effective tax rate for fiscal 2013 was 35.3%. Excluding the net impact of the tax settlement charge and the unrelated tax benefits, adjusted net earnings attributable to Guess?, Inc. for fiscal 2013 was $187.5 million, adjusted diluted earnings per common share for fiscal 2013 was $2.15 and the adjusted effective tax rate for fiscal 2013 was 32.2%.
The adjusted measures for fiscal 2012 exclude the impact of a settlement charge incurred during fiscal 2012. Near the end of the second quarter of fiscal 2012, the Company experienced a temporary disruption with a former third party logistics provider in Europe. Following this disruption in service, the Company entered into a settlement agreement with this service provider to facilitate a transition to a new service provider, resulting in a pre-tax settlement charge of $19.5 million (or $17.6 million after considering a $1.9 million reduction to income tax as a result of the charge), or $0.19 per share, in fiscal 2012 related to amounts paid in connection with this agreement. On a GAAP basis, net earnings attributable to Guess?, Inc. for fiscal 2012 was $265.5 million, diluted earnings per common share for fiscal 2012 was $2.86 and the effective tax rate for fiscal 2012 was 32.2%. Excluding the impact of the settlement charge and the related tax impact, adjusted net earnings attributable to Guess?, Inc. for fiscal 2012 was $283.1 million, adjusted diluted earnings per common share for fiscal 2012 was $3.05 and the adjusted effective tax rate for fiscal 2012 was 31.2%.
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
LIQUIDITY AND CAPITAL RESOURCES
We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the fiscal year ended February 2, 2013, the Company relied primarily on trade credit, available cash, real estate leases, and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and any dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, as necessary, under our existing Credit Facility and bank facilities in Europe, as described below under "—Credit Facilities."
As of February 2, 2013, the Company had cash and cash equivalents of $329.0 million and short-term investments of $6.9 million. Approximately 70% of the Company’s cash and cash equivalents were held outside of the U.S. As of February 2, 2013, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the United States. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income tax, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not indicate a need to repatriate them to fund our U.S. operations.
Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts and four diversified money market funds. The money market funds are AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. Please see "Part I, Item 1A. Risk Factors" for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
The Company has presented below the cash flow performance comparison of the year ended February 2, 2013, versus the year ended January 28, 2012.
Operating Activities
Net cash provided by operating activities was $268.9 million for the fiscal year ended February 2, 2013, compared to $364.5 million for the fiscal year ended January 28, 2012, or a decrease of $95.6 million. The decrease was driven by lower net earnings for fiscal 2013 versus the prior year, the receipt of a fixed cash rights payment of $35.0 million from one of our licensees during the prior year and the unfavorable impact of changes in working capital. These decreases were partially offset by higher non-cash adjustments for fiscal 2013. The change in working capital was driven primarily by the timing of payments to purchase inventory, partially offset by the timing of certain prepayments compared to the prior year.
Investing Activities
Net cash used in investing activities was $120.3 million for the fiscal year ended February 2, 2013, compared to $132.1 million for the fiscal year ended January 28, 2012. Cash used in investing activities related primarily to the expansion of our Europe and North American Retail businesses, capital expenditures incurred on existing store remodeling programs in North America and investments in information systems. In addition, the cost of any business acquisitions and the settlement of forward currency contracts designated as cash flow hedges are also included in cash flows used in investing activities.
The decrease in cash used in investing activities related primarily to a lower level of spending on new store expansion in North America and net cash receipts for settlement of forward contracts during the fiscal year ended February 2, 2013 compared to net payments for settlement of forward contracts in the prior year. These decreases were partially offset by higher investments in business acquisitions in our European business. During the fiscal year ended February 2, 2013, the Company opened 83 directly-operated stores compared to 107 directly-operated stores that were opened in the prior year.
Financing Activities
Net cash used in financing activities was $318.3 million for the fiscal year ended February 2, 2013, compared to $163.0 million for the fiscal year ended January 28, 2012. The increase in net cash used in financing activities in fiscal 2013 compared to fiscal 2012 was due primarily to the payment of a special dividend in fiscal 2013 of $1.20 per common share and higher repurchases of shares of the Company’s common stock during fiscal 2013.
Effect of Exchange Rates on Cash
During the fiscal year ended February 2, 2013, changes in foreign currency translation rates increased our reported cash and cash equivalents balance by $6.9 million. This compares to a decrease of $4.6 million in cash and cash equivalents driven by changes in foreign currency translation rates during the fiscal year ended January 28, 2012.
Working Capital
At February 2, 2013, the Company had working capital (including cash and cash equivalents) of $722.3 million compared to $841.4 million at January 28, 2012. The lower net working capital is due primarily to repurchases of the Company's common shares during fiscal 2013 at an aggregate cost of $140.1 million and the payment of a special dividend in fiscal 2013 of $1.20 per common share. Dividends paid to shareholders during fiscal 2013 were $172.8 million compared to $74.4 million during fiscal 2012. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable at February 2, 2013 amounted to $325.0 million, down $15.6 million, compared to $340.6 million at January 28, 2012. The accounts receivable balance relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business. On a constant U.S. dollar basis, accounts receivable decreased by $23.6 million, or 6.9% when compared to January 28, 2012. As of February 2, 2013, approximately 58% of our total trade receivables were insured for collection purposes or subject to certain bank guarantees or letters of credit. In Europe, approximately 70% of our trade receivables were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at February 2, 2013 increased to $369.7 million, or 12.5%, compared to $328.6 million at January 28, 2012. The increase in inventory supports primarily the growth of our international retail business and expansion of our G by GUESS store concept in the U.S. and South Korea. When measured in terms of finished goods units, inventory volumes increased by 7.8% as of February 2, 2013, when compared to January 28, 2012.

Contractual Obligations and Commitments
The following table summarizes the Company’s contractual obligations at February 2, 2013 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Short-term borrowings	$94	$94	$—	$—	$—
Capital lease obligations (1)	11,140	2,227	4,275	4,638	—
Operating lease obligations (2)	1,149,117	204,864	355,209	271,307	317,737
Purchase obligations (3)	221,880	221,880	—	—	—
Benefit obligations (4)	106,400	2,131	4,210	4,032	96,027
Total	$1,488,631	$431,196	$363,694	$279,977	$413,764
Other commercial commitments (5)	$1,200	$1,200	$—	$—	$—
_______________________________________________________________________________

(1)	Includes interest on capital lease obligations.

(2)	Does not include rent based on a percentage of annual sales volume, insurance, taxes and common area maintenance charges. In fiscal 2013, these variable charges totaled $153.4 million.

(3)
Purchase obligations represent open purchase orders for merchandise at the end of the fiscal year. These purchase orders can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations. Accordingly, a comparison of purchase orders from period to period is not necessarily meaningful.

(4)	Includes expected payments associated with the deferred compensation plan and the Supplemental Executive Retirement Plan through fiscal 2045.

(5)	Consists of standby letters of credit for guarantee of workers’ compensation and general liability insurance.
Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits, including penalties and interest, of $4.4 million. This liability for unrecognized tax benefits has been excluded because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.
Off-Balance Sheet Arrangements
Other than certain obligations and commitments included in the table above, we did not have any off-balance sheet arrangements as of February 2, 2013.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.20 per common share.
During the fourth quarter of fiscal 2013, the Company paid a special cash dividend of $1.20 per share of the Company’s common stock, totaling approximately $102 million, and a regular quarterly cash dividend of $0.20 per share. During the fourth quarter of fiscal 2011, the Company paid a special cash dividend of $2.00 per share of the Company’s common stock, totaling approximately $184 million, and a regular quarterly cash dividend of $0.20 per share. For the years ended February 2, 2013, January 28, 2012 and January 29, 2011, the Company paid dividends of $172.8 million, $74.4 million and $247.1 million, respectively.
On March 20, 2013, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company's common stock. The cash dividend will be paid on April 19, 2013 to shareholders of record as of the close of business on April 3, 2013.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity.
Capital Expenditures
Gross capital expenditures totaled $99.6 million, before deducting lease incentives of $10.9 million, for the fiscal year ended February 2, 2013. This compares to gross capital expenditures of $123.5 million, before deducting lease incentives of $10.5 million, for the fiscal year ended January 28, 2012. The Company’s investments in capital for the full fiscal year 2014 are planned between $80 million and $100 million (after deducting estimated lease incentives of approximately $10 million). The planned investments in capital are primarily for the expansion of our retail businesses in Europe and North America and store remodeling programs in North America.
In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.
Credit Facilities
On July 6, 2011, the Company entered into a five-year senior secured revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A. and the other lenders party thereto (the "Credit Facility") which provided for a $200 million revolving multicurrency line of credit. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. It may be used for working capital and other general corporate purposes.
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
Direct borrowings under the Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (varying from 1.15% to 1.65%) based on the Company’s leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) 0.50% in excess of the federal funds rate, (ii) the rate of interest as announced by JP Morgan as its "prime rate," or (iii) 1.0% in excess of the one month adjusted LIBOR rate, plus an applicable margin (varying from 0.15% to 0.65%) based on the Company’s leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At February 2, 2013, the Company had $1.2 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
The Credit Facility requires the Company to comply with a leverage ratio and a fixed charge coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. The Credit Facility also limits the Company's ability to pay dividends unless immediately after giving effect thereto the aggregate amount of unrestricted cash and cash equivalents held by Guess?, Inc. and its domestic subsidiaries is at least $50 million. The Company may need to borrow against this facility periodically to ensure it will continue to meet the requirements of this covenant. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. The Credit Facility allows for both secured and unsecured borrowings outside of the Credit Facility up to specified amounts.
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at February 2, 2013, the Company could have borrowed up to $137.8 million under these agreements. At February 2, 2013, the Company had no outstanding borrowings and $5.3 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.4% to 3.0%. The maturities of any short-term borrowings under these agreements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $47.7 million that has a minimum net equity requirement, there are no other financial ratio covenants.
The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At February 2, 2013, the capital lease obligation was $10.1 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability at February 2, 2013 was approximately $0.9 million.
From time to time the Company will obtain other short-term financing in foreign countries for working capital to finance its local operations.
Share Repurchases
On March 14, 2011, the Company’s Board of Directors terminated the previously authorized 2008 share repurchase program (which had $84.9 million capacity remaining) (the "2008 Share Repurchase Program") and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the "2011 Share Repurchase Program"). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program is in addition to the existing 2011 Share Repurchase Program. Repurchases under either program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under either program and both programs may be discontinued at any time, without prior notice. During fiscal 2013, the Company repurchased 5,036,418 shares under the 2011 Share Repurchase Program at an aggregate cost of $140.1 million. During fiscal 2012, the Company repurchased 3,216,514 shares under the 2011 Share Repurchase Program at an aggregate cost of $92.0 million. During fiscal 2011, the Company repurchased 1,500,000 shares under the 2008 Share Repurchase Program at an aggregate cost of $49.3 million. At February 2, 2013, the Company had combined remaining authority under the 2012 and 2011 Share Repurchase Programs to purchase $517.9 million of its common stock.
Other
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and expects to continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on current estimates of final annual compensation and investment performance of the trust. The cash surrender values of the insurance policies were $47.9 million and $38.4 million as of February 2, 2013 and January 28, 2012, respectively, and were included in other assets in the Company's consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $3.4 million, ($0.2) million and $2.7 million in other income and expense during fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
Employee Stock Purchase Plan
In January 2002, the Company established a qualified employee stock purchase plan ("ESPP"), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 4,000,000 shares of common stock for the ESPP. During the year ended February 2, 2013, 50,013 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $23.72 per share for a total of $1.2 million. Effective March 12, 2012, the ESPP was amended and restated to extend the term for an additional ten years.
INFLATION
The Company experienced some inflationary pressures on raw materials, labor, freight and other commodities, including oil, in fiscal 2012 and during the first half of fiscal 2013. However, the Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability.
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
Costs associated with customer markdowns are recorded as a reduction to revenues, and any unapplied amounts are included in the allowance for accounts receivable. Historically, these markdown allowances resulted from seasonal negotiations with the Company’s wholesale customers, as well as historical trends and the evaluation of the impact of economic conditions.
Sales Returns Reserves
The Company accrues for estimated sales returns in the period in which the related revenue is recognized. To recognize the financial impact of sales returns, the Company estimates the amount of goods that will be returned based on historical experience and reduces sales and cost of sales accordingly. The Company’s policy allows retail customers in certain regions a grace period to return merchandise following the date of sale. Substantially all of these returns are considered to be resalable at a price that exceeds the cost of the merchandise.
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
Valuation of Goodwill, Intangible and Other Long-Lived Assets
The Company assesses the impairment of its long-lived assets (i.e., goodwill, intangible assets and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. For goodwill, determination of impairment is made at the reporting unit level. For long-lived assets (other than goodwill), the Company considers each individual store as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes store leasehold improvements, furniture, fixtures and equipment, computer hardware and software and certain long-term security deposits and lease acquisition costs. The Company reviews retail stores for impairment risk once the locations have been opened for at least one year, or sooner as changes in circumstances require. The Company believes that waiting one year allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed.
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset's ability to continue to generate income from operations and positive cash flow in future periods or if significant changes in the Company's strategic business objectives and utilization of the assets occurred. If the assets (other than goodwill) are assessed to be recoverable, they are depreciated or amortized over the periods benefited. If the assets are considered to be impaired, an impairment charge is recognized representing the amount by which the carrying value of the assets exceeds the fair value of those assets. Fair value is determined based upon the discounted cash flows derived from the underlying asset. We use various assumptions in determining current fair market value of these assets, including future expected cash flows and discount rates. Future expected cash flows for store assets are based on management's estimates of future cash flows over the remaining lease period or expected life, if shorter. The Company considers historical trends, expected future business trends and other factors when estimating each store's future cash flow. The Company also considers factors such as: the local environment for each store location, including mall traffic and competition; the Company's ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll, and in some cases, renegotiate lease costs. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations. See Notes 1 and 5 to the Consolidated Financial Statements for further discussion.
Pension Benefit Plan Actuarial Assumptions
The Company’s pension obligations and related costs are calculated using actuarial concepts, within the authoritative guidance framework. The life expectancy, estimated retirement age, discount rate and estimated future compensation are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually which enables us to state expected future payments for benefits as a present value on the measurement date. Refer to Note 10 to the Consolidated Financial Statements for Supplemental Executive Retirement Plan related information.
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
Share-Based Compensation
The Company recognizes compensation expense for all share-based awards granted based on the grant date fair value. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for new grants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company's common stock. The expected life used prior to November 2007 was based on the "simplified" method described in authoritative guidance. For options granted beginning November 2007, the expected term is determined based on historical trends. The expected dividend yield is based on the Company's history and expectations of dividend payouts. The expected forfeiture rate is determined based on historical data. Compensation expense for nonvested stock options and stock awards is recognized on a straight-line basis over the vesting period.
In addition, the Company has granted certain nonvested stock awards and stock options in the past that require the recipient to achieve certain minimum performance targets in order for these awards to vest. If the minimum performance targets have not been achieved or are not expected to be achieved, no expense is recognized during the period.
Income Taxes
The Company adopted authoritative guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Guidance was also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As required under applicable accounting rules, the Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, could incur as a result of the ultimate resolution of income tax audits ("uncertain tax positions"). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events. The results of operations and financial position for future periods could be impacted by changes in assumptions or resolutions of tax audits.

Deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized. As all earnings from the Company’s wholly-owned foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional U.S. taxes on foreign operations.
Hedge Accounting
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these hedges.
The Company’s objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses and tax liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity, and are recognized in cost of product sales or other income and expenses in the period which approximates the time the hedged merchandise inventory is sold or the hedged intercompany liability is incurred.
The Company also has foreign currency contracts that are not designated as cash flow hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.
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
Loyalty Programs
The Company launched customer loyalty programs for its G by GUESS, GUESS? and MARCIANO stores in July 2009, August 2008 and September 2007, respectively. The GUESS? and MARCIANO loyalty programs were merged in May 2009. Under the programs, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. In all of the programs, unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. Due to the relative newness of the programs, prior to fiscal 2011, all unexpired, unredeemed points and awards were accrued in current liabilities and recorded as a reduction of net sales as points and awards were accumulated by the member. In fiscal 2011, based on the accumulation of multiple cycles of actual redemptions experienced since inception of the programs, the Company revised its approach to estimate the value of future award redemptions under the existing loyalty program by incorporating historical redemption rates. In connection with this revision, the Company recorded a cumulative adjustment of $6.7 million in fiscal 2011 to increase net revenue and to adjust the current liability balance to an amount reflecting estimated future award redemptions. This adjustment had a favorable impact of $0.05 per share in fiscal 2011. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $2.9 million and $2.3 million at February 2, 2013 and January 28, 2012, respectively. Future revisions to the estimated liability may result in changes to net revenue.
RECENTLY ISSUED ACCOUNTING GUIDANCE
In January 2013, the FASB issued authoritative guidance that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for fiscal periods beginning after December 15, 2012. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the year ended February 2, 2013 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under "Part I, Item 1A. Risk Factors."
Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses and tax liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.
Forward Contracts Designated as Cash Flow Hedges
During fiscal 2013, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$179.7 million and US$51.5 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of February 2, 2013, the Company had forward contracts outstanding for its European and Canadian operations of US$106.9 million and US$40.3 million, respectively, which are expected to mature over the next 11 months. The Company’s derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity and are recognized in other income and expense in the period in which the royalty expense is incurred.

As of February 2, 2013, accumulated other comprehensive loss included a net unrealized loss of approximately US$1.8 million, net of tax, which will be recognized in other expense or cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. At February 2, 2013, the net unrealized loss of the remaining open forward contracts recorded in the Company’s consolidated balance sheet was approximately US$2.5 million.
At January 28, 2012, the Company had forward contracts outstanding for its European and Canadian operations of US$90.0 million and US$41.5 million, respectively. At January 28, 2012, the net unrealized gain of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately US$2.5 million.
The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Feb 2, 2013	Year Ended Jan 28, 2012
Beginning balance gain (loss)	$4,259	$(1,789)
Net gains from changes in cash flow hedges	2,044	662
Net losses (gains) reclassified to income	(8,085)	5,386
Ending balance gain (loss)	$(1,782)	$4,259
Forward Contracts Not Designated as Cash Flow Hedges
The Company also has foreign currency contracts that are not designated as cash flow hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense. For the year ended February 2, 2013, the Company recorded minimal net losses for its euro, Canadian dollar, British pound and Swiss franc foreign currency contracts not designated as hedges, which has been included in other income and expense. As of February 2, 2013, the Company had euro foreign currency contracts to purchase US$90.2 million expected to mature over the next 11 months, Canadian dollar foreign currency contracts to purchase US$39.7 million expected to mature over the next seven months and GBP4.7 million of foreign currency contracts to purchase euros expected to mature over the next seven months. At February 2, 2013, the net unrealized loss of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately US$1.7 million.
As of January 28, 2012, the Company had euro foreign currency contracts to purchase US$88.0 million, Canadian dollar foreign currency contracts to purchase US$50.5 million, Swiss franc foreign currency contracts to purchase US$14.0 million and GBP5.0 million of foreign currency contracts to purchase euros. At January 28, 2012, the net unrealized gain of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately US$4.7 million.
Sensitivity Analysis
At February 2, 2013, a sensitivity analysis of changes in the foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$277.1 million, the fair value of the instruments would have decreased by US$30.8 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by US$25.2 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
Interest Rate Risk
At February 2, 2013, approximately 99% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55%

that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expense. The change in the unrealized fair value of the interest swap increased other income, net by $0.2 million during fiscal year 2013. Substantially all of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the year ended February 2, 2013.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's incremental borrowing rate. At February 2, 2013 and January 28, 2012, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.
ITEM 8.    Financial Statements and Supplementary Data.
The information required by this Item is incorporated herein by reference to the Consolidated Financial Statements and Supplementary Data listed in "Item 15" of Part IV of this report.
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
Management’s Report on Internal Control Over Financial Reporting
The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules which require the Company to include in its Annual Reports on Form 10-K, an assessment by management of the effectiveness of the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. In addition, the Company’s independent auditors must attest to and report on the effectiveness of the Company’s internal control over financial reporting.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2013.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements as of and for the fiscal year ended February 2, 2013 included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Guess?, Inc. and subsidiaries
We have audited Guess?, Inc. and subsidiaries’ internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Guess?, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Guess?, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guess?, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 2, 2013 and our report dated April 1, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
April 1, 2013

ITEM 9B.    Other Information.
None.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item can be found under the captions "Directors and Executive Officers," "Corporate Governance and Board Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year and is incorporated herein by reference.
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

Guess?, Inc.
Form 10-K
Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm	F-2

2	Consolidated Financial Statements

	Consolidated Balance Sheets at February 2, 2013 and January 28, 2012	F-3

	Consolidated Statements of Income for the Years Ended February 2, 2013, January 28, 2012 and January 29, 2011	F-4

	Consolidated Statements of Comprehensive Income for the Years Ended February 2, 2013, January 28, 2012 and January 29, 2011	F-5

	Consolidated Statements of Stockholders’ Equity for the Years Ended February 2, 2013, January 28, 2012 and January 29, 2011	F-6

	Consolidated Statements of Cash Flows for the Years Ended February 2, 2013, January 28, 2012 and January 29, 2011	F-7

	Notes to Consolidated Financial Statements	F-8

3	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts for the Years Ended February 2, 2013, January 28, 2012 and January 29, 2011	F-41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Guess?, Inc.
We have audited the accompanying consolidated balance sheets of Guess?, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 2, 2013. Our audits also included the financial statement schedule listed in the Index at ITEM 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guess?, Inc. and subsidiaries at February 2, 2013 and January 28, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Guess?, Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
April 1, 2013

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 2, 2013	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$329,021	$491,805
Short-term investments	6,906	4,060
Accounts receivable, net	324,971	340,602
Inventories	369,712	328,602
Deferred tax assets	21,053	21,002
Other current assets	55,562	75,411
Total current assets	1,107,225	1,261,482
Property and equipment, net	355,729	348,885
Goodwill	39,287	29,070
Other intangible assets, net	16,032	10,697
Long-term deferred tax assets	43,063	52,613
Other assets	152,170	141,728
	$1,713,506	$1,844,475
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$1,901	$2,030
Accounts payable	191,143	224,859
Accrued expenses	191,922	193,147
Total current liabilities	384,966	420,036
Capital lease obligations	8,314	10,206
Deferred rent and lease incentives	94,218	87,795
Other long-term liabilities	121,996	123,880
	609,494	641,917
Redeemable noncontrolling interests	3,144	8,293

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 138,812,082 and 138,089,021 shares, outstanding 85,367,984 and 89,631,328 shares, at February 2, 2013 and January 28, 2012, respectively	853	896
Paid-in capital	423,387	400,178
Retained earnings	1,162,982	1,155,696
Accumulated other comprehensive loss	(2,461)	(23,197)
Treasury stock, 53,444,098 and 48,457,693 shares at February 2, 2013 and January 28, 2012, respectively	(497,769)	(357,943)
Guess?, Inc. stockholders’ equity	1,086,992	1,175,630
Nonredeemable noncontrolling interests	13,876	18,635
Total stockholders’ equity	1,100,868	1,194,265
	$1,713,506	$1,844,475
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011

Product sales	$2,541,463	$2,566,628	$2,372,072
Net royalties	117,142	121,420	115,222
Net revenue	2,658,605	2,688,048	2,487,294
Cost of product sales	1,591,482	1,531,823	1,404,966
Gross profit	1,067,123	1,156,225	1,082,328
Selling, general and administrative expenses	792,598	738,285	671,876
Settlement charge	—	19,463	—
Pension curtailment expense	—	1,242	5,819
Earnings from operations	274,525	397,235	404,633
Other income (expense):
Interest expense	(1,640)	(2,002)	(1,217)
Interest income	2,016	3,147	1,553
Other income, net	5,713	961	16,408
	6,089	2,106	16,744

Earnings before income tax expense	280,614	399,341	421,377
Income tax expense	99,128	128,691	126,874
Net earnings	181,486	270,650	294,503
Net earnings attributable to noncontrolling interests	2,742	5,150	4,995
Net earnings attributable to Guess?, Inc.	$178,744	$265,500	$289,508

Net earnings per common share attributable to common stockholders (Note 16):
Basic	$2.06	$2.88	$3.14
Diluted	$2.05	$2.86	$3.11
Weighted average common shares outstanding attributable to common stockholders (Note 16):
Basic	86,262	91,533	91,410
Diluted	86,540	91,948	92,115

Dividends declared per common share	$2.00	$0.80	$2.68

See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended	Year Ended	Year Ended
	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011

Net earnings	$181,486	$270,650	$294,503
Other comprehensive income (loss):
Foreign currency translation adjustment	22,347	(17,453)	(1,440)
Net unrealized gain (loss) on hedges
Net gains (losses) arising during the period	(7,097)	7,218	(4,033)
Less income tax effect	1,056	(1,170)	399
Net unrealized gain (loss) on investments
Net gains (losses) arising during the period	224	(67)	188
Less income tax effect	(85)	24	(72)
Supplemental Executive Retirement Plan ("SERP")
Actuarial gain (loss)	3,508	(9,342)	(8,361)
Actuarial loss amortization	3,340	2,048	619
Prior service cost amortization	620	940	1,195
Curtailment	—	1,242	5,819
Less income tax effect	(2,855)	2,057	251
Total comprehensive income	202,544	256,147	289,068
Less comprehensive income attributable to noncontrolling interests:
Net earnings	2,742	5,150	4,995
Foreign currency translation adjustment	322	116	191
Amounts attributable to noncontrolling interests	3,064	5,266	5,186
Comprehensive income attributable to Guess?, Inc.	$199,480	$250,881	$283,882

See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)

	Guess?, Inc. Stockholders’ Equity
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Nonredeemable Noncontrolling Interests	Total
Balance at January 30, 2010	$927	$319,737	$919,531	$(2,952)	$(217,032)	$6,132	$1,026,343
Net earnings	—	—	289,508	—	—	4,995	294,503
Foreign currency translation adjustment	—	—	—	(1,631)	—	191	(1,440)
Unrealized loss on hedges	—	—	—	(3,634)	—	—	(3,634)
Unrealized gain on investments	—	—	—	116	—	—	116
SERP prior service cost amortization, curtailment and actuarial valuation loss and related amortization	—	—	—	(477)	—	—	(477)
Issuance of common stock under stock compensation plans including tax effect	11	18,225	—	—	—	—	18,236
Issuance of stock under Employee Stock Purchase Plan	—	1,070	—	—	239	—	1,309
Share-based compensation	—	29,178	134	—	—	—	29,312
Dividends	—	—	(247,570)	—	—	—	(247,570)
Share repurchases	(15)	15	—	—	(49,361)	—	(49,361)
Redeemable noncontrolling interest redemption value adjustment	—	—	(1,143)	—	—	—	(1,143)
Balance at January 29, 2011	$923	$368,225	$960,460	$(8,578)	$(266,154)	$11,318	$1,066,194
Net earnings	—	—	265,500	—	—	5,150	270,650
Foreign currency translation adjustment	—	—	—	(17,569)	—	116	(17,453)
Unrealized gain on hedges	—	—	—	6,048	—	—	6,048
Unrealized loss on investments	—	—	—	(43)	—	—	(43)
SERP prior service cost amortization, curtailment and actuarial valuation loss and related amortization	—	—	—	(3,055)	—	—	(3,055)
Issuance of common stock under stock compensation plans including tax effect	5	2,918	—	—	—	—	2,923
Issuance of stock under Employee Stock Purchase Plan	—	1,084	—	—	293	—	1,377
Share-based compensation	—	27,919	181	—	—	—	28,100
Dividends	—	—	(74,166)	—	—	—	(74,166)
Share repurchases	(32)	32	—	—	(92,082)	—	(92,082)
Redeemable noncontrolling interest redemption value adjustment	—	—	3,721	—	—	2,051	5,772
Balance at January 28, 2012	$896	$400,178	$1,155,696	$(23,197)	$(357,943)	$18,635	$1,194,265
Net earnings	—	—	178,744	—	—	2,742	181,486
Foreign currency translation adjustment	—	—	—	22,025	—	322	22,347
Unrealized loss on hedges	—	—	—	(6,041)	—	—	(6,041)
Unrealized gain on investments	—	—	—	139	—	—	139
SERP prior service cost and actuarial valuation gain (loss) and related amortization	—	—	—	4,613	—	—	4,613
Issuance of common stock under stock compensation plans including tax effect	7	1,355	—	—	—	—	1,362
Issuance of stock under Employee Stock Purchase Plan	—	750	—	—	436	—	1,186
Share-based compensation	—	16,197	88	—	—	—	16,285
Dividends	—	—	(172,792)	—	—	—	(172,792)
Share repurchases	(50)	50	—	—	(140,262)	—	(140,262)
Purchase of redeemable noncontrolling interest	—	4,857	—	—	—	(4,857)	—
Noncontrolling interest capital contribution	—	—	—	—	—	1,488	1,488
Noncontrolling interest capital distribution	—	—	—	—	—	(4,237)	(4,237)
Redeemable noncontrolling interest redemption value adjustment	—	—	1,246	—	—	(217)	1,029
Balance at February 2, 2013	$853	$423,387	$1,162,982	$(2,461)	$(497,769)	$13,876	$1,100,868
See accompanying notes to consolidated financial statements

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
Cash flows from operating activities:
Net earnings	$181,486	$270,650	$294,503
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	87,197	77,044	63,749
Amortization of intangible assets	2,501	2,242	3,739
Share-based compensation expense	16,285	28,100	29,312
Unrealized forward contract (gains) losses	734	(4,020)	2,736
Deferred income taxes	7,303	(885)	11,848
Net loss on disposition of long-term assets and property and equipment	11,096	6,148	4,109
Pension curtailment expense	—	1,242	5,819
Other items, net	841	(6,264)	(12,431)
Changes in operating assets and liabilities:
Accounts receivable	28,930	10,630	(76,709)
Inventories	(30,169)	(35,810)	(40,693)
Prepaid expenses and other assets	10,543	(37,916)	(46,490)
Accounts payable and accrued expenses	(64,204)	4,287	81,770
Deferred rent and lease incentives	6,426	11,544	15,765
Other long-term liabilities	9,935	37,502	9,347
Net cash provided by operating activities	268,904	364,494	346,374
Cash flows from investing activities:
Purchases of property and equipment	(99,591)	(123,531)	(123,065)
Proceeds from dispositions of other assets	—	3,108	5,072
Proceeds from sale and maturity of investment	9,500	15,000	—
Acquisition of lease interest	—	(1,339)	(2,249)
Acquisition of businesses, net of cash acquired	(15,980)	—	—
Net cash settlement of forward contracts	5,216	(4,428)	5,188
Purchases of investments	(19,407)	(20,906)	(31,049)
Net cash used in investing activities	(120,262)	(132,096)	(146,103)
Cash flows from financing activities:
Payment of debt issuance costs	(383)	(970)	—
Repayment of borrowings and capital lease obligation	(2,296)	(1,771)	(1,137)
Dividends paid	(172,798)	(74,371)	(247,098)
Purchase of redeemable noncontrolling interest	(4,185)	—	—
Noncontrolling interest capital contributions	209	—	—
Noncontrolling interest capital distributions	(4,237)	—	—
Issuance of common stock, net of nonvested award repurchases	4,367	4,214	11,890
Excess tax benefits from share-based compensation	1,302	1,992	8,700
Purchase of treasury stock	(140,262)	(92,082)	(49,361)
Net cash used in financing activities	(318,283)	(162,988)	(277,006)
Effect of exchange rates on cash and cash equivalents	6,857	(4,642)	1,709
Net change in cash and cash equivalents	(162,784)	64,768	(75,026)
Cash and cash equivalents at beginning of period	491,805	427,037	502,063
Cash and cash equivalents at end of period	$329,021	$491,805	$427,037

Supplemental cash flow data:
Interest paid	$841	$1,596	$717
Income taxes paid	$92,401	$129,946	$80,281
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies and Practices
Description of the Business
Guess?, Inc. (the "Company" or "GUESS?") designs, markets, distributes and licenses a leading lifestyle collection of contemporary apparel and accessories for men, women and children that reflect the American lifestyle and European fashion sensibilities. The Company’s designs are sold in GUESS? owned stores, to a network of wholesale accounts that includes better department stores, selected specialty retailers and upscale boutiques and through the Internet. GUESS? branded products, some of which are produced under license, are also sold internationally through a series of licensees and distributors.
Fiscal 2012 Settlement Charge
During fiscal 2012, the Company experienced a temporary disruption in service with a former third party logistics service provider in Europe. On July 29, 2011, the Company entered into a settlement agreement with this service provider to facilitate a transition to a new service provider and recorded a settlement charge of $19.5 million related to amounts paid in connection with this agreement. The settlement charge is included within operating expenses of the Europe segment for fiscal 2012.
Fiscal Year End
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to "fiscal 2013", "fiscal 2012", and "fiscal 2011" represent the results of the 53-week fiscal year ended February 2, 2013 and the 52-week fiscal years ended January 28, 2012 and January 29, 2011, respectively. The additional week in fiscal 2013 occurred during the fourth quarter ended February 2, 2013. References to "fiscal 2014" represent the 52-week fiscal year ending February 1, 2014.
Reclassifications
The Company has made certain reclassifications to the prior year’s consolidated financial statements to conform to classifications in the current year. For the years ended January 28, 2012 and January 29, 2011, the Company reclassified certain retail distribution costs from selling, general and administrative expenses to cost of product sales to conform to current period presentation. This reclassification had no impact on previously reported earnings from operations, net earnings or net earnings per share.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Net Royalty Revenue
Royalty revenue is based upon a percentage, as defined in the underlying agreement, of the licensee’s actual net sales or minimum net sales, whichever is greater. The Company may receive special payments in consideration of the grant of license rights. These payments are recognized ratably as revenue over the term of the license agreement. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of February 2, 2013, the Company had $12.9 million and $34.9 million, respectively, of deferred royalties included in accrued expenses and other long-term liabilities. This compares to $11.9 million and $36.3 million, respectively, of deferred royalties included in accrued expenses and other long-term liabilities as of January 28, 2012.
Gift Cards
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company’s gift card breakage rate is approximately 5.2% and 4.0% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. In fiscal 2013, fiscal 2012 and fiscal 2011, the Company recognized $0.5 million, $0.7 million and $1.2 million of gift card breakage to revenue, respectively. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loyalty Programs
The Company launched customer loyalty programs for its G by GUESS, GUESS? and MARCIANO stores in July 2009, August 2008 and September 2007, respectively. The GUESS? and MARCIANO loyalty programs were merged in May 2009. Under the programs, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. In all of the programs, unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. Due to the relative newness of the programs, prior to fiscal 2011, all unexpired, unredeemed points and awards were accrued in current liabilities and recorded as a reduction of net sales as points and awards were accumulated by the member. In fiscal 2011, based on the accumulation of multiple cycles of actual redemptions experienced since inception of the programs, the Company revised its approach to estimate the value of future award redemptions under the existing loyalty program by incorporating historical redemption rates. In connection with this revision, the Company recorded a cumulative adjustment of $6.7 million in fiscal 2011 to increase net revenue and to adjust the current liability balance to an amount reflecting estimated future award redemptions. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $2.9 million and $2.3 million at February 2, 2013 and January 28, 2012, respectively. Future revisions to the estimated liability may result in changes to net revenue.
Classification of Certain Costs and Expenses
The Company includes inbound freight charges, purchasing costs and related overhead, retail store occupancy costs and a portion of the Company’s distribution costs related to its retail business in cost of product sales. Distribution costs related primarily to the wholesale business are included in selling, general and administrative ("SG&A") expenses and amounted to $36.2 million, $40.4 million and $30.4 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The Company also includes store selling, selling and merchandising, advertising, design and other corporate overhead costs as a component of selling, general and administrative expenses.
The Company classifies amounts billed to customers for shipping fees as revenues, and classifies costs related to shipping as cost of product sales in the accompanying consolidated statements of income.
Advertising and Marketing Costs
The Company expenses the cost of advertising as incurred. Advertising and marketing expenses charged to operations for fiscal 2013, fiscal 2012 and fiscal 2011 were $59.1 million, $41.0 million and $31.7 million, respectively.
Share-Based Compensation
The Company recognizes compensation expense for all share-based awards granted based on the grant date fair value. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model and involves several assumptions, including the risk-free interest rate, expected volatility, dividend yield, expected life and forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company's common stock. The expected dividend yield is based on the Company's history and expectations of dividend payouts. The expected life used prior to November 2007 was based on the "simplified" method described in authoritative guidance. For options granted beginning November 2007, the expected term is determined based on historical trends. The expected forfeiture rate is determined based on historical data. Compensation expense for nonvested stock options and stock awards is recognized on a straight-line basis over the vesting period.
In addition, the Company has granted certain nonvested stock awards and stock options in the past that require the recipient to achieve certain minimum performance targets in order for these awards to vest. If the minimum performance targets have not been achieved or are not expected to be achieved, no expense is recognized during the period.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency
Foreign Currency Translation
The local selling currency is typically the functional currency for all of the Company’s significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted-average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity. In addition, the Company records foreign currency translation adjustments related to its noncontrolling interests within stockholders’ equity. The total foreign currency translation adjustment increased stockholders’ equity by $22.3 million, from an accumulated foreign currency translation loss of $11.6 million as of January 28, 2012 to an accumulated foreign currency translation gain of $10.7 million as of February 2, 2013.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign currency contracts (see below), are included in the consolidated statements of income. Net foreign currency transaction gains (losses) included in the determination of net earnings were $8.6 million, $(6.8) million and $10.1 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
Forward Contracts Designated as Cash Flow Hedges
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses and tax liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company has entered into certain forward contracts to hedge the risk of a portion of these anticipated foreign currency transactions against foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these hedges. The Company does not hedge all transactions denominated in foreign currency.
Changes in the fair values of the U.S. dollar/euro and U.S. dollar/Canadian dollar forward contracts for anticipated U.S. dollar merchandise purchases designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of U.S. dollar/euro forward contracts for U.S. dollar intercompany royalties designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
Forward Contracts Not Designated as Cash Flow Hedges
The Company also has forward contracts that are not designated as cash flow hedges for accounting purposes. Changes in fair value of forward contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.

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
The Company accounts for uncertainty in income taxes in accordance with authoritative guidance, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
Comprehensive Income
Comprehensive income consists of net earnings, Supplemental Executive Retirement Plan ("SERP") prior service cost amortization, curtailment and actuarial valuation gains or losses and related amortization, unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and the effective portion of the change in the fair value of cash flow hedges. Comprehensive income is presented in the consolidated statements of comprehensive income.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.
Investment Securities
The Company accounts for its investment securities in accordance with authoritative guidance which requires investments to be classified into one of three categories based on management’s intent: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at their amortized cost. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Trading securities are recorded at market value with unrealized gains and losses reported in net earnings. The appropriate classification of investment securities is determined at the time of purchase and reevaluated at each balance sheet date. The Company currently accounts for its short-term investment securities and long-term investment securities as available-for-sale. The short-term investment securities will mature during fiscal 2014.
The Company periodically evaluates investment securities for impairment using both qualitative and quantitative criteria such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit and Liquidity Risk
The Company is also exposed to concentrations of credit risk through its accounts receivable balances. Cash used primarily for working capital purposes is maintained with various major financial institutions. The Company performs evaluations of the relative credit standing of these financial institutions in order to limit the amount of asset and liquidity exposure with any institution. Excess cash and cash equivalents, which represent the majority of the Company’s outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts and four diversified money market funds. The money market funds are AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments.
The Company extends credit to corporate customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of February 2, 2013, approximately 58% of total trade accounts receivable was insured or supported by bank guarantees or letters of credit. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collection trends, an evaluation of the impact of current economic conditions and whether the Company has obtained credit insurance or other guarantees. The Company’s corporate customers are principally located throughout Europe, North America and Asia, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. However, such credit risk is considered limited due to the Company’s large customer base. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented were immaterial and did not significantly exceed management’s estimates. One of the Company’s domestic wholesale customers accounted for approximately 2.7%, 2.7%, and 3.1% of the Company’s consolidated net revenue in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. While the Company does not have significant credit or concentration exposure to any one European or Asian customer, it has receivables from European taxing authorities at February 2, 2013 related to refundable value-added tax payments of $42.6 million, most of which relates to Italy.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Lived Assets
Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers each individual store as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes store leasehold improvements, furniture, fixtures and equipment, computer hardware and software and certain long-term security deposits and lease acquisition costs. The Company reviews retail stores for impairment risk once the locations have been opened for at least one year, or sooner as changes in circumstances require. The Company believes that waiting one year allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed.
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset's ability to continue to generate income from operations and positive cash flow in future periods or if significant changes in the Company's strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value, which is determined based on discounted future cash flows. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for store assets are based on management's estimates of future cash flows over the remaining lease period or expected life, if shorter. The Company considers historical trends, expected future business trends and other factors when estimating each store's future cash flow. The Company also considers factors such as: the local environment for each store location, including mall traffic and competition; the Company's ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll, and in some cases, renegotiate lease costs. The estimated cash flows used for this nonrecurring fair value measurement are considered a Level 3 input as defined in Note 18. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company's results of operations.
See Note 5 for further details on asset impairments.
Goodwill
Goodwill is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level. In accordance with authoritative accounting guidance, the Company first assesses qualitative factors relevant in determining whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts. Based on this analysis, the Company determines whether it is necessary to perform a quantitative impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the amount of any impairment loss to be recognized for that reporting unit is determined using two steps. First, the Company determines the fair value of the reporting unit using a discounted cash flow analysis, which requires unobservable inputs (Level 3) within the fair value hierarchy as defined in Note 18. These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with authoritative accounting guidance.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Executive Retirement Plan
In accordance with authoritative accounting guidance for defined benefit pension and other postretirement plans, an asset for a plan’s overfunded status or a liability for a plan’s underfunded status is recognized in the consolidated balance sheets; plan assets and obligations that determine the plan’s funded status are measured as of the end of the Company’s fiscal year; and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in other comprehensive income (loss) and as a separate component of stockholders’ equity.
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
In June 2011, the FASB issued authoritative guidance that revised its requirements related to the presentation of comprehensive income, which was effective for fiscal periods beginning after January 1, 2012, with early adoption allowed. This guidance eliminates the option to present the components of other comprehensive income (“OCI”) as part of the consolidated statement of equity. It requires presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected to early adopt this guidance in fiscal 2012 and accordingly has presented the required comprehensive income disclosures in the accompanying consolidated statements of comprehensive income.
In September 2011, the FASB issued an update to its authoritative guidance regarding the methods used to test goodwill for impairment, which was effective for fiscal years beginning after December 15, 2011, with early adoption allowed. The amendment provides the option to first assess qualitative factors to determine whether it

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In January 2013, the FASB issued authoritative guidance that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for fiscal periods beginning after December 15, 2012. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.
(3) Accounts Receivable
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia. The Company provided for allowances relating to these receivables of $38.4 million and $34.4 million at February 2, 2013 and January 28, 2012, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $8.8 million and $14.1 million at February 2, 2013 and January 28, 2012, respectively, for which the Company provided for an allowance for doubtful accounts of $0.3 million and $0.4 million at February 2, 2013 and January 28, 2012, respectively. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.
(4) Inventories
Inventories consist of the following (in thousands):

	Feb 2, 2013	Jan 28, 2012
Raw materials	$14,706	$8,903
Work in progress	1,765	2,713
Finished goods	353,241	316,986
	$369,712	$328,602
As of February 2, 2013 and January 28, 2012, the Company had an allowance to write-down inventories to the lower of cost or market of $20.4 million and $19.7 million, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	Feb 2, 2013	Jan 28, 2012
Land and land improvements	$2,866	$2,866
Building and building improvements	4,069	3,657
Leasehold improvements	410,943	382,098
Furniture, fixtures and equipment	374,432	330,517
Construction in progress	10,676	18,257
Properties under capital lease	23,188	22,474
	826,174	759,869
Less accumulated depreciation and amortization	470,445	410,984
	$355,729	$348,885
Construction in progress represents the costs associated with the construction in progress of leasehold improvements to be used in the Company’s operations, primarily for new and remodeled stores in retail operations. No interest costs were capitalized related to construction in progress during fiscal 2013, fiscal 2012 and fiscal 2011.
The accumulated depreciation and amortization related to the property under the capital lease was approximately $5.3 million and $4.4 million at February 2, 2013 and January 28, 2012, respectively, and is included in depreciation expense. See Notes 8 and 12 for information regarding the associated capital lease obligations.
Impairment
The Company recorded charges related to asset impairments of $10.1 million, $7.7 million and $5.3 million, respectively, for fiscal 2013, fiscal 2012 and fiscal 2011. These impairment charges related primarily to the impairment of long-lived assets for certain retail stores in North America and Europe and were included in SG&A expenses in the Company's consolidated income statements for each of the respective periods.
Impairments to long-lived assets are summarized as follows (in thousands):

	Feb 2, 2013	Jan 28, 2012
Aggregate carrying value of all long-lived assets impaired	$10,438	$7,899
Less: Impairment charges	10,143	7,692
Aggregate remaining fair value of all long-lived assets impaired	$295	$207
The Company's impairment evaluations during fiscal 2013 and fiscal 2012 included testing of 57 stores and 52 stores, respectively, of which 30 stores and 15 stores, respectively, were determined to be impaired, as the carrying amount of the store assets exceeded their estimated fair values (determined based on discounted cash flows) at each of the respective dates. Of the 27 remaining stores that were tested and not impaired during fiscal 2013, 10 stores could be considered at-risk of future impairment as of February 2, 2013. When making this determination, the Company considered the potential impact that reasonably possible changes to the sales and gross margin performance compared to the Company's current projections for these stores could have on their current estimated cash flows. Refer to Note 1 for a description of other assumptions that management considers in estimating the future discounted cash flows. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company's results of operations.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Goodwill and Intangible Assets
Goodwill activity is summarized by business segment as follows (in thousands):

	Europe	North American Retail	North American Wholesale	Total
Goodwill balance at January 29, 2011	$17,674	$908	$11,013	$29,595
Adjustments:
Translation Adjustments	(524)	(1)	—	(525)
Goodwill balance at January 28, 2012	17,150	907	11,013	29,070
Adjustments:
Acquisition	9,360	—	—	9,360
Translation Adjustments	852	4	1	857
Goodwill balance at February 2, 2013	$27,362	$911	$11,014	$39,287
The Company has no accumulated impairment related to goodwill.
On May 3, 2012, the Company acquired 26 retail stores and certain related assets and liabilities from one of its European licensees for $16.0 million in cash. This transaction resulted in goodwill and other intangible assets of 9.4 million and $5.2 million, respectively. The other intangible assets consisted of lease and license acquisition costs of $4.5 million and $0.7 million, respectively. The Company amortizes these costs on a straight-line basis over the expected useful life which was estimated to be approximately 7.6 years on a combined basis as of the acquisition date, with the lease and license acquisition costs separately amortized over original weighted-average periods of approximately 8.1 years and 4.7 years, respectively. The net assets were recorded at their estimated fair values and operating results were included in the Company’s financial statements from the date of acquisition. The Company did not present pro-forma information as this acquisition is not material to its financial position and results of operations.
Other intangible assets as of February 2, 2013 consisted primarily of lease and license acquisition costs related to European acquisitions. Gross intangible assets were $38.1 million and $29.5 million at February 2, 2013 and January 28, 2012, respectively. The accumulated amortization of intangible assets with finite useful lives was $22.1 million and $18.8 million at February 2, 2013 and January 28, 2012, respectively. For these assets, amortization expense over the next five years is expected to be approximately $3.0 million in fiscal 2014, $3.0 million in fiscal 2015, $2.9 million in fiscal 2016, $2.1 million in fiscal 2017 and $1.4 million in fiscal 2018.
(7) Accrued Expenses
Accrued expenses are summarized as follows (in thousands):

	Feb 2, 2013	Jan 28, 2012
Accrued compensation and benefits	$65,905	$65,363
Income taxes	30,342	26,843
Sales and use taxes, property taxes and other indirect taxes	26,766	32,671
Deferred revenue	12,924	12,716
Store credits, loyalty and gift cards	8,904	8,259
Advertising	7,830	7,769
Professional fees	5,627	6,516
Derivative financial instruments	5,552	1,107
Construction costs	3,593	9,053
Other	24,479	22,850
	$191,922	$193,147

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Feb 2, 2013	Jan 28, 2012
European capital lease, maturing quarterly through 2016	$10,121	$11,925
Other	94	311
	10,215	12,236
Less current installments	1,901	2,030
Long-term capital lease obligations	$8,314	$10,206
Capital Lease
The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At February 2, 2013, the capital lease obligation was $10.1 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability at February 2, 2013 was approximately $0.9 million.
Credit Facilities
On July 6, 2011, the Company entered into a five-year senior secured revolving credit facility with JPMorgan Chase Bank, N.A., Bank of America, N.A. and the other lenders party thereto (the "Credit Facility") which provided for a $200 million revolving multicurrency line of credit. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits. It may be used for working capital and other general corporate purposes.
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
Direct borrowings under the Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (varying from 1.15% to 1.65%) based on the Company’s leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) 0.50% in excess of the federal funds rate, (ii) the rate of interest as announced by JP Morgan as its "prime rate," or (iii) 1.0% in excess of the one month adjusted LIBOR rate, plus an applicable margin (varying from 0.15% to 0.65%) based on the Company’s leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. At February 2, 2013, the Company had $1.2 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
The Credit Facility requires the Company to comply with a leverage ratio and a fixed charge coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. The Credit Facility also limits the Company's ability to pay dividends unless immediately after giving effect thereto the aggregate amount of unrestricted cash and cash equivalents held by Guess?, Inc. and its domestic subsidiaries

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is at least $50 million. The Company may need to borrow against this facility periodically to ensure it will continue to meet the requirements of this covenant. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. The Credit Facility allows for both secured and unsecured borrowings outside of the Credit Facility up to specified amounts.
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at February 2, 2013, the Company could have borrowed up to $137.8 million under these agreements. At February 2, 2013, the Company had no outstanding borrowings and $5.3 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.4% to 3.0%. The maturities of any short-term borrowings under these agreements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $47.7 million that has a minimum net equity requirement, there are no other financial ratio covenants.
From time to time the Company will obtain other short-term financing in foreign countries for working capital to finance its local operations.
Maturities of debt and capital lease obligations at February 2, 2013 are as follows (in thousands):

	Capital Lease	Debt	Total
Fiscal 2014	$1,807	$94	$1,901
Fiscal 2015	1,833	—	1,833
Fiscal 2016	1,887	—	1,887
Fiscal 2017	4,594	—	4,594
Thereafter	—	—	—
Total	$10,121	$94	$10,215
(9) Income Taxes
Income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
Federal:
Current	$42,365	$84,994	$59,720
Deferred	10,943	(3,136)	11,484
State:
Current	5,853	11,607	7,953
Deferred	1,494	(193)	3,548
Foreign:
Current	30,775	32,975	47,353
Deferred	7,698	2,444	(3,184)
Total	$99,128	$128,691	$126,874
Except where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as the Company intends to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax-effective to do so. That portion of accumulated

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

undistributed earnings of foreign subsidiaries as of February 2, 2013 and January 28, 2012 was approximately $700 million and $631 million, respectively.
Actual income tax expense differs from expected income tax expense obtained by applying the statutory Federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
Computed "expected" tax expense	$98,215	$139,769	$147,482
State taxes, net of federal benefit	4,776	7,419	7,475
Incremental foreign taxes in excess of/(less than) federal statutory tax rate	(13,307)	(19,457)	(27,822)
Net tax settlements	12,832	—	—
Other	(3,388)	960	(261)
Total	$99,128	$128,691	$126,874
Total income tax expense (benefit) was allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
Operations	$99,128	$128,691	$126,874
Stockholders’ equity	3,703	(208)	(8,234)
Total income taxes	$102,831	$128,483	$118,640
The tax effects of the components of other comprehensive income were allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
Unrealized net gain (loss) on hedges	$(1,056)	$1,170	$(399)
Unrealized gain (loss) on investments or reclassification of loss to income	85	(24)	72
SERP	2,855	(2,057)	(251)
Total income tax (income) expense	$1,884	$(911)	$(578)
Total earnings before income tax expense and noncontrolling interests were comprised of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
Domestic operations	$169,755	$245,554	$215,689
Foreign operations	110,859	153,787	205,688
Earnings before income tax expense and noncontrolling interests	$280,614	$399,341	$421,377

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to significant portions of current and non-current deferred tax assets and deferred tax liabilities at February 2, 2013 and January 28, 2012 are presented below (in thousands):

	Feb 2, 2013	Jan 28, 2012
Deferred tax assets:
SERP	$22,719	$23,255
Rent expense	14,680	13,829
Deferred compensation	8,483	11,748
Bad debt reserve	7,006	8,332
Fixed assets bases difference	5,695	7,903
Net operating losses	2,413	1,675
Uniform capitalization	2,096	2,042
Deferred income	1,642	9,386
Inventory valuation	119	690
Accrued bonus	—	1,783
Other	16,895	7,712
Total deferred assets	81,748	88,355
Deferred tax liabilities:
Goodwill amortization	(3,189)	(3,666)
Other	(11,097)	(9,090)
Valuation allowance	(3,346)	(1,984)
Net deferred tax assets	$64,116	$73,615
Included above at February 2, 2013 and January 28, 2012, are $21.1 million and $21.0 million for current deferred tax assets, respectively, and $43.1 million and $52.6 million for non-current deferred tax assets, respectively. Based on the historical earnings of the Company and projections of future taxable income, management believes it is more likely than not that the results of operations will generate sufficient taxable earnings to realize net deferred tax assets.
At February 2, 2013, the Company’s U.S. and certain European and Asian retail operations had net operating loss carryforwards of $35.9 million and minimal capital loss carryforwards. The net operating loss carryforwards are comprised of $1.4 million of operating loss carryforwards that have an unlimited carryforward life, $31.0 million of foreign operating loss carryforwards that expire between fiscal 2014 and fiscal 2022 and $3.5 million of state operating loss carryforwards that expire between fiscal 2013 and fiscal 2018. Based on the historical earnings of these operations, management believes that it is more likely than not that these operations will not generate sufficient income or capital gains to utilize all of the net operating loss and the capital loss. Therefore, the Company has recorded a valuation allowance of $3.3 million, which is an increase of $1.3 million from the prior year.
The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, could incur as a result of the ultimate resolution of income tax audits ("uncertain tax positions"). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefit (excluding interest and penalties) is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
Beginning Balance	$16,045	$10,828	$9,615
Additions:
Tax positions related to the prior year	—	4,782	1,002
Tax positions related to the current year	—	78	352
Reductions:
Tax positions related to the prior year	(568)	357	—
Settlements	(10,950)	—	(141)
Expiration of statutes of limitation	—	—	—
Ending Balance	$4,527	$16,045	$10,828
The amount of unrecognized tax benefits at February 2, 2013 includes $2.2 million (net of federal benefit on state issues) which, if ultimately recognized, may reduce our future annual effective tax rate. As of February 2, 2013 and January 28, 2012, the Company had $4.4 million and $16.7 million, respectively, of aggregate accruals for uncertain tax positions, including penalties and interest and net of federal tax benefits.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Net income tax (benefit) expense included interest and penalties related to uncertain tax positions of $(0.9) million, $(5.8) million and $1.4 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. As of February 2, 2013 and January 28, 2012, the Company recognized interest and penalties related to uncertain tax positions of $0.5 million and $1.4 million, respectively.
The Company and its subsidiaries are subject to U.S. federal and foreign income tax as well as income tax of multiple state and foreign local jurisdictions. From time to time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. Although the Company has substantially concluded all U.S. federal, foreign, state and foreign local income tax matters for years through fiscal 2009, as of February 2, 2013, several income tax audits were underway in multiple jurisdictions for various periods after fiscal 2009. The Company does not believe that the resolution of open matters will have a material effect on the Company’s financial position or liquidity.
Italian Tax Settlement
Prior to the third quarter of fiscal 2013, the Company received tax audit reports from the Italian tax authority regarding its ongoing audit of one of the Company’s Italian subsidiaries for the 2008 and 2009 fiscal years. In September 2012, the Company received a formal tax assessment of approximately $12 million and understood that similar or even larger assessments for periods subsequent to fiscal 2009 continued to be possible. While the Company disagreed with the positions of the Italian tax authority and was prepared to vigorously defend itself in this matter, the Company continued to work with the Italian tax authority throughout the fourth quarter of fiscal 2013 in an attempt to resolve the dispute through standard tax resolution processes.
In January 2013, to avoid a potentially long and costly litigation process, the Company reached an agreement with the Italian tax authority, which covered fiscal years 2008 through 2013 (with fiscal years 2012 and 2013 remaining subject to final documentation). As a result of the agreement, the Company recorded a settlement charge of $12.8 million (including penalty and interest and net of related offsets in other tax jurisdictions) in excess of prior uncertain tax position reserves of $11.7 million. As part of the agreement, a portion of the amount payable to the Italian tax authority will be payable in four installments during fiscal 2015, and as such, €9.1 million (US$12.4 million) is included in other long-term liabilities in the consolidated balance sheet as of February 2, 2013.
The Company has been advised by its Italian counsel that tax audits like this one in Italy involving proposed income adjustments greater than €2 million are automatically referred for review by a public prosecutor who may

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

seek to pursue charges or close the matter, and that resulting criminal charges, if any, would be instituted against individuals rather than against the affected companies under Italian law. Consistent with this process, a review proceeding by a prosecutor in Italy has been initiated with respect to one current and two former members of the Guess European management team and the Company’s former President (as the signing officer for certain Italian tax returns covering the relevant periods). The prosecutor has not yet made a final determination regarding this matter.
(10) Supplemental Executive Retirement Plan
On August 23, 2005, the Board of Directors of the Company adopted a Supplemental Executive Retirement Plan which became effective January 1, 2006. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment, death, disability or a change in control of the Company, in certain prescribed circumstances. Paul Marciano, Chief Executive Officer and Vice Chairman of the Board, is the only active employee participating in the SERP. Maurice Marciano, non-executive Chairman of the Board of Directors, was an active participant in the SERP until his retirement effective on January 28, 2012. Carlos Alberini, the Company’s former President and Chief Operating Officer, was an active participant in the SERP until his departure from the Company on June 1, 2010. Mr. Maurice Marciano and Mr. Alberini will be eligible to receive vested SERP benefits in the future in accordance with the terms of the SERP.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and expects to continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on current estimates of final annual compensation and investment performance of the trust. The cash surrender values of the insurance policies were $47.9 million and $38.4 million as of February 2, 2013 and January 28, 2012, respectively, and were included in other assets in the Company's consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $3.4 million, $(0.2) million and $2.7 million in other income and expense during fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
In accordance with authoritative accounting guidance for defined benefit pension and other postretirement plans, an asset for a plan’s overfunded status or a liability for a plan’s underfunded status is recognized in the consolidated balance sheets; plan assets and obligations that determine the plan’s funded status are measured as of the end of the Company’s fiscal year; and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in other comprehensive income (loss) and as a separate component of stockholders’ equity.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(10) Supplemental Executive Retirement Plan (Continued)

The components of net periodic pension cost to comprehensive income for fiscal 2013, fiscal 2012 and fiscal 2011 were as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
Service cost	$—	$—	$69
Interest cost	2,392	2,641	2,177
Net amortization of unrecognized prior service cost	620	940	1,195
Net amortization of actuarial losses	3,340	2,048	619
Curtailment expense	—	1,242	5,819
Net periodic defined benefit pension cost	$6,352	$6,871	$9,879
Unrecognized prior service cost charged to comprehensive income	$620	$940	$1,195
Unrecognized net actuarial loss charged to comprehensive income	3,340	2,048	619
Actuarial gains (losses)	3,508	(9,342)	(8,361)
Curtailment expense	—	1,242	5,819
Related tax impact	(2,855)	2,057	251
Total periodic costs and other charges to comprehensive income	$4,613	$(3,055)	$(477)
Included in accumulated other comprehensive income (loss), before tax, as of February 2, 2013 and January 28, 2012 were the following amounts that have not yet been recognized in net periodic benefit cost (in thousands):

	Feb 2, 2013	Jan 28, 2012
Unrecognized prior service cost	$2,742	$3,363
Unrecognized net actuarial loss	15,832	22,681
Total included in accumulated other comprehensive income (loss)	$18,574	$26,044
The following chart summarizes the SERP’s funded status and the amounts recognized in the Company’s consolidated balance sheets (in thousands):

	Feb 2, 2013	Jan 28, 2012
Projected benefit obligation	$(58,639)	$(59,755)
Plan assets at fair value (1)	—	—
Net liability (included in other long-term liabilities)	$(58,639)	$(59,755)
_______________________________________________________________________________

(1)
The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table above does not include the insurance policies with cash surrender values of $47.9 million and $38.4 million at February 2, 2013 and January 28, 2012, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the changes in the projected benefit obligation for fiscal 2013 and fiscal 2012 is as follows (in thousands):

Projected Benefit Obligation
Balance at January 29, 2011	$47,772
Interest cost	2,641
Actuarial losses	9,342
Balance at January 28, 2012	$59,755
Interest cost	2,392
Actuarial gains	(3,508)
Balance at February 2, 2013	$58,639
The Company assumed a discount rate of 4.0% for each of the years ended February 2, 2013 and January 28, 2012, respectively, as part of the actuarial valuation performed to calculate the projected benefit obligation disclosed above, based on the timing of cash flows expected to be made in the future to the participants, applied to high quality yield curves. Compensation levels utilized in calculating the projected benefit obligation were derived from expected future compensation as outlined in employment contracts in effect at the time. At February 2, 2013, amounts included in comprehensive income (loss) that are expected to be recognized as components of net periodic defined benefit pension cost in fiscal 2014 consist of amortization of prior service costs of $0.6 million and actuarial losses of $1.1 million. Benefits projected to be paid in the next five fiscal years amount to $6.8 million with one-fourth of such payments to be paid in each of the second, third, fourth and fifth years. Aggregate benefits projected to be paid in the following five fiscal years amount to $13.4 million.
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect at February 2, 2013 with expiration dates ranging from 2014 to 2020.
Aggregate rent and property tax expense under these related party leases for fiscal 2013, fiscal 2012 and fiscal 2011 was $5.8 million, $5.3 million and $4.5 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related. Refer to Note 12 for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC ("MPM Financial"), an entity affiliated with the Marciano Trusts, through independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered, and may from time-to-time continue to charter, aircraft owned by MPM Financial at a discount from the third party management companies’ preferred customer hourly charter rates. The total fees paid under these arrangements for fiscal 2013, fiscal 2012 and fiscal 2011 were approximately $1.3 million, $0.8 million and $1.1 million, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consulting Arrangement
After serving for over 30 years as an executive and leader for Guess?, co-founder Maurice Marciano elected to retire from his position as executive Chairman of the Board and as an employee of the Company upon the expiration of his employment agreement on January 28, 2012. Mr. Marciano continues to serve the Company as its non-executive Chairman of the Board. In addition, under the terms of his previously existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement (the “Marciano Consulting Agreement”) under which Mr. Marciano will provide certain consulting services to the Company, including advice and counsel to the Company’s Chief Executive Officer and other senior executives. The Marciano Consulting Agreement, which has a two-year term that commenced on January 28, 2012, provides for consulting fees of $500,000 per year and continued automobile use in a manner consistent with past practice. Total expenses incurred with respect to the Marciano Consulting Agreement for fiscal 2013 were approximately $0.6 million. There were no expenses incurred with respect to the Marciano Consulting Agreement in prior periods.
Other Transactions
From time to time, the Company utilizes a third-party agent named Harmony Collection, LLC to produce specific apparel products on behalf of the Company. Armand Marciano, brother of Maurice and Paul Marciano, is part owner and an executive of the parent company of Harmony Collection, LLC. The total payments made by the Company under this arrangement for fiscal 2013 and fiscal 2012 were approximately $0.5 million and $0.1 million, respectively. No payments were made in prior periods. The Company believes that the price and transaction terms have not been significantly affected by the relationship between the parties.
(12) Commitments and Contingencies
Leases
The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through September 2031. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 12%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through August 2018. As discussed in further detail in Note 8, the Company leases a building in Florence, Italy under a capital lease.
Future minimum property and equipment lease payments under the capital lease and non-cancelable operating leases at February 2, 2013 are as follows (in thousands):

		Operating Leases
	Capital Lease	Non-Related Parties	Related Parties	Total
Fiscal 2014	$2,227	$200,109	$4,755	$207,091
Fiscal 2015	2,173	184,090	4,697	190,960
Fiscal 2016	2,102	161,777	4,645	168,524
Fiscal 2017	4,638	140,085	4,122	148,845
Fiscal 2018	—	122,978	4,122	127,100
Thereafter	—	307,704	10,033	317,737
Total minimum lease payments	$11,140	$1,116,743	$32,374	$1,160,257
Less interest	(1,019)
Capital lease obligations	$10,121
Less current portion	(1,807)
Long-term capital lease obligations	$8,314

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rental expense for all property and equipment operating leases during fiscal 2013, fiscal 2012 and fiscal 2011 aggregated $273.4 million, $252.4 million and $217.8 million, respectively, including percentage rent of $81.4 million, $71.7 million and $57.6 million, respectively.
Purchase Commitments
Inventory purchase commitments as of February 2, 2013 were $221.9 million. These purchase commitments can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations. Accordingly, a comparison of purchase orders from period to period is not necessarily meaningful.
Incentive Bonuses
Certain officers and key employees of the Company are eligible to receive annual cash incentive bonuses based on the achievement of certain performance criteria. These bonuses are based on performance measures such as earnings per share and earnings from operations of the Company or particular segments thereof, as well as other objective and subjective criteria as determined by the Compensation Committee of the Board of Directors. In addition to such annual incentive opportunities, Paul Marciano, Chief Executive Officer and Vice Chairman of the Company, was entitled to receive a $3.5 million special cash bonus as of December 31, 2012 related to the Company’s receipt of a fixed cash rights payment of $35.0 million in January 2012 from one of its licensees. This special bonus was paid during the fourth quarter of fiscal 2013.
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
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of February 2, 2013 or January 28, 2012 related to any of the Company’s legal proceedings.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest from the acquisition of its majority-owned subsidiary, Guess Sud SAS (“Guess Sud”). The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holders by providing written notice to the Company any time after January 30, 2012. The put arrangement is recorded on the balance sheet at its expected redemption value and classified as a redeemable noncontrolling interest outside of permanent equity. On May 15, 2012, the

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company and the noncontrolling interest holders executed an amendment to the Guess Sud put arrangement which modified the put price to be based on the value of specified net tangible and intangible assets of Guess Sud instead of being based on a multiple of Guess Sud’s earnings before interest, taxes, depreciation and amortization. The redemption value of the Guess Sud redeemable put arrangement was $3.1 million and $4.1 million at February 2, 2013 and January 28, 2012, respectively.
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
A reconciliation of the total carrying amount of redeemable noncontrolling interests for fiscal 2013 and fiscal 2012 is as follows (in thousands):

	Year Ended	Year Ended
	Feb 2, 2013	Jan 28, 2012
Beginning balance	$8,293	$14,711
Foreign currency translation adjustment	65	(646)
Purchase of redeemable noncontrolling interest	(4,185)	—
Redeemable noncontrolling interest redemption value adjustments	(1,029)	(5,772)
Ending balance	$3,144	$8,293
(13) Savings Plans
The Company established the Guess?, Inc. Savings Plan (the "Savings Plan") under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees ("associates") may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines, and the Company may make matching contributions in amounts not to exceed 3.0% of the associates’ annual compensation. Investment selections consist of mutual funds and do not include any Company common stock. The Company’s contributions to the Savings Plan for fiscal 2013, fiscal 2012 and fiscal 2011 amounted to $1.3 million, $1.2 million and $1.1 million, respectively.
Effective January 1, 2006, the Company adopted a Non-qualified Deferred Compensation Plan (the "DCP"). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses. The deferred amounts and earnings thereon are payable to participants at specified future distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or installments, pursuant to elections under the rules of the DCP. The participants to the DCP have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The Company has purchased corporate-owned life insurance, which is held in a rabbi trust, to offset this liability. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. All earnings and expenses of the rabbi trust are reported in the Company’s consolidated statement of income in other income and expenses. For fiscal 2013, fiscal 2012 and fiscal 2011, the Company incurred gains (losses) of $0.4 million, $(0.1) million and $0.7 million, respectively, related to the change in the value of the insurance policy investments. The deferred compensation liability as of February 2, 2013 and January 28, 2012 was $7.6 million and $6.8 million, respectively. The related long-term asset as of February 2, 2013 and January 28, 2012 was $8.5 million and $12.3 million, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14) Quarterly Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for fiscal 2013 and fiscal 2012 (in thousands, except per share data):

	Quarterly Periods Ended (1)
Year ended February 2, 2013	Apr 28, 2012	Jul 28, 2012	Oct 27, 2012	Feb 2, 2013
Net revenue	$579,266	$635,393	$628,828	$815,118
Gross profit	235,076	251,560	247,609	332,878
Net earnings	27,213	42,949	37,459	73,865
Net earnings attributable to Guess?, Inc.	26,646	42,899	36,647	72,552
Net earnings per common share attributable to common stockholders: (3) (4)
Basic	$0.30	$0.49	$0.43	$0.85
Diluted	$0.30	$0.49	$0.43	$0.85

	Quarterly Periods Ended (1) (2)
Year ended January 28, 2012	Apr 30, 2011	Jul 30, 2011	Oct 29, 2011	Jan 28, 2012
Net revenue	$592,244	$677,159	$642,803	$775,842
Gross profit	248,030	297,456	275,601	335,138
Net earnings	43,584	61,810	66,846	98,410
Net earnings attributable to Guess?, Inc.	42,682	60,657	66,295	95,866
Net earnings per common share attributable to common stockholders: (3) (5)
Basic	$0.46	$0.65	$0.71	$1.05
Diluted	$0.46	$0.65	$0.71	$1.05
___________________________________________________________________________

(1)	All fiscal quarters presented consisted of 13 weeks with the exception of the quarter ended February 2, 2013 which consisted of 14 weeks.

(2)
The Company has made certain reclassifications to the prior year’s consolidated financial statements to conform to classifications in the current year. During each of the fiscal quarters in the year ended January 28, 2012, the Company reclassified certain retail distribution costs from selling, general and administrative expenses to cost of product sales to conform to current period presentation. This reclassification had no impact on previously reported earnings from operations, net earnings or net earnings per share.

(3)
Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the average common shares outstanding during each period.

(4)
In January 2013, the Company settled a tax audit dispute in Italy, resulting in a charge of $12.8 million in the fourth quarter of fiscal 2013, in excess of amounts previously reserved, which was partially offset by unrelated tax benefits of $4.0 million. Refer to Note 9 for further detail regarding the tax settlement charge.

(5)
During the quarter ended July 30, 2011, the Company experienced a temporary disruption in service with a former third party logistics service provider in Europe. On July 29, 2011, the Company entered into a settlement agreement with this service provider to facilitate a transition to a new service provider and recorded a settlement charge of $19.5 million related to amounts paid in connection with this agreement. The settlement charge is included within operating expenses of the Europe segment for the quarter ended July 30, 2011.

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
Segment information is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
Net revenue:
Europe	$939,599	$1,010,896	$920,327
North American Retail	1,116,836	1,117,643	1,069,893
Asia	290,655	250,727	200,891
North American Wholesale	194,373	187,362	180,961
Licensing	117,142	121,420	115,222
	$2,658,605	$2,688,048	$2,487,294
Earnings (loss) from operations:
Europe	$103,975	$167,014	$193,309
North American Retail	78,285	133,184	122,583
Asia	26,525	28,463	28,631
North American Wholesale	45,008	47,162	46,153
Licensing	101,182	108,638	104,165
Corporate Overhead	(80,450)	(87,226)	(90,208)
	$274,525	$397,235	$404,633
Capital expenditures:
Europe	$31,930	$38,818	$52,125
North American Retail	49,759	65,329	59,217
Asia	8,614	10,696	5,714
North American Wholesale	2,725	1,541	477
Licensing	40	24	—
Corporate Overhead	6,523	7,123	5,532
	$99,591	$123,531	$123,065

	Feb 2, 2013	Jan 28, 2012
Total assets:
Europe	$873,988	$839,950
North American Retail	353,875	342,790
Asia	144,825	140,074
North American Wholesale	111,373	176,185
Licensing	6,945	12,119
Corporate Overhead	222,500	333,357
	$1,713,506	$1,844,475

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents information related to geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
Net revenue:
U.S.	$1,028,549	$1,031,131	$989,243
Italy	365,299	375,385	418,115
Canada	290,320	295,574	286,449
Other foreign countries	974,437	985,958	793,487
	$2,658,605	$2,688,048	$2,487,294

	Feb 2, 2013	Jan 28, 2012
Long-lived assets:
U.S.	$170,129	$168,321
Italy	58,994	56,516
Canada	38,699	48,312
Other foreign countries	184,048	161,345
	$451,870	$434,494
(16) Earnings per Share
The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
Net earnings attributable to Guess?, Inc.	$178,744	$265,500	$289,508
Less net earnings attributable to nonvested restricted stockholders	1,347	2,074	2,803
Net earnings attributable to common stockholders	$177,397	$263,426	$286,705

Weighted average common shares used in basic computations	86,262	91,533	91,410
Effect of dilutive securities:
Stock options and restricted stock units	278	415	705
Weighted average common shares used in diluted computations	86,540	91,948	92,115
Net earnings per common share attributable to common stockholders:
Basic	$2.06	$2.88	$3.14
Diluted	$2.05	$2.86	$3.11
For fiscal 2013, fiscal 2012 and fiscal 2011, equity awards granted for 1,364,703, 935,712 and 697,351, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.
(17) Share-Based Compensation
The Company has four share-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the "Plan") provides that the Board of Directors may grant stock options and other equity awards to officers, key employees and certain consultants and advisors to the Company or any of its subsidiaries. The Plan authorizes the issuance of up to 20,000,000 shares of common stock. At February 2, 2013 and January 28, 2012, there were 12,835,693 and 13,429,837 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. The three most recent annual grants have initial vesting

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

periods of nine months, nine months and ten months, respectively, followed by three annual vesting periods. The Guess?, Inc. Employee Stock Purchase Plan ("ESPP") allows for qualified employees to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Guess?, Inc. 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (the "Director Plan") provides for the grant of equity awards to non-employee directors. The Director Plan authorizes the issuance of up to 2,000,000 shares of common stock which consists of 1,000,000 shares that were initially approved for issuance on July 30, 1996 plus an additional 1,000,000 shares that were approved for issuance effective May 9, 2006. At February 2, 2013 and January 28, 2012, there were 899,931 and 930,338 shares available for grant under this plan, respectively. In addition, the Guess?, Inc. 1996 Equity Incentive Plan, under which equity grants have not been permitted since the approval of the Plan in 2004, continues to govern outstanding awards previously made thereunder.
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
On May 1, 2008, the Company granted an aggregate of 167,000 nonvested stock awards to certain employees which are subject to certain annual performance-based vesting conditions over a five-year period. On October 30, 2008, the Company granted an aggregate of 563,400 nonvested stock options to certain employees scheduled to vest over a four-year period, subject to the achievement of performance-based vesting conditions for fiscal 2010. During the first quarter of fiscal 2010, the Compensation Committee determined that the performance goals established in the prior year were no longer set at an appropriate level to incentivize and help retain employees given the greater than previously anticipated deterioration of the economy that had occurred since the goals were established. Therefore, in April 2009, the Compensation Committee modified the performance goals of that year’s tranche of the outstanding performance-based stock awards and options to address the challenges associated with the economic environment. During first quarter of fiscal 2011, fiscal 2012 and fiscal 2013, the Compensation Committee modified the performance goals of the respective year’s tranche of the outstanding performance-based stock awards to address the continuing challenges associated with the economic environment. None of the modifications had a material impact on the consolidated financial statements of the Company.
Compensation expense for nonvested stock options and stock awards is recognized on a straight-line basis over the vesting period. The Company estimates forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur.
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during fiscal 2013, fiscal 2012 and fiscal 2011 (in thousands):

	Year Ended	Year Ended	Year Ended
	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
Stock options	$4,633	$7,123	$7,755
Nonvested stock awards/units	11,337	20,584	21,199
ESPP	315	393	358
Total share-based compensation expense	$16,285	$28,100	$29,312

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock options
The following table summarizes the stock option activity under all of the Company’s stock plans during fiscal 2013:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at January 28, 2012	2,017,285	$29.61
Granted	421,800	30.72
Exercised	(314,294)	16.30
Forfeited	(310,325)	38.98
Expired	—	—
Options outstanding at February 2, 2013	1,814,466	$30.57	6.82	$5,167
Exercisable at February 2, 2013	1,211,136	$28.92	5.90	$5,093
Options exercisable and expected to vest at February 2, 2013	1,774,142	$30.56	6.77	$5,157
The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during fiscal 2013, fiscal 2012 and fiscal 2011.

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
Risk-free interest rate	0.4%	1.1%	1.4%
Expected stock price volatility	46.8%	48.5%	47.8%
Expected dividend yield	2.6%	2.2%	1.6%
Expected life of stock options in years	3.6	3.7	3.7
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
The weighted-average grant-date fair value of options granted was $8.92, $11.58 and $14.36 during fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The total intrinsic value of stock options exercised during fiscal 2013, fiscal 2012 and fiscal 2011 was $3.4 million, $5.9 million and $24.9 million, respectively. The intrinsic value of stock options is defined as the difference between the Company’s stock price on the exercise date and the grant-date exercise price. The total cash received from option exercises was $5.1 million, $7.2 million and $19.9 million during fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
The excess tax benefit realized for the tax deductions from option exercises for fiscal 2013 was $0.8 million and is included in cash flows from financing activities for fiscal 2013. The excess tax shortfall of $1.7 million was included in cash flows from operating activities for fiscal 2013. The compensation expense included in SG&A expense recognized was $4.6 million before the recognized income tax benefit of $1.7 million during fiscal 2013. As of February 2, 2013, there was approximately $4.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonvested stock awards/units
The following table summarizes the nonvested stock awards/units activity under all of the Company’s stock plans during fiscal 2013:

	Number of Shares/Units	Weighted- Average Grant-Date Fair Value
Nonvested at January 28, 2012	733,267	$36.20
Granted	652,240	29.71
Vested	(524,579)	33.36
Forfeited	(139,431)	32.20
Nonvested at February 2, 2013	721,497	$33.17
The weighted-average grant-date fair value of nonvested stock awards/units granted was $29.71, $38.98 and $45.51 during fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The total fair value at grant date of previously nonvested stock awards/units that were vested during fiscal 2013, fiscal 2012 and fiscal 2011 was $17.5 million, $19.4 million and $20.5 million, respectively. During fiscal 2013, fiscal 2012 and fiscal 2011 the total intrinsic value of nonvested stock awards/units that vested was $15.0 million, $19.3 million and $26.7 million, respectively.
The excess tax benefit realized for the tax deductions from vested shares and dividends paid on unvested shares for fiscal 2013 was $0.5 million and has been included in cash flows from financing activities for fiscal 2013. The excess tax shortfall of $1.5 million was included in cash flows from operating activities for fiscal 2013. The total intrinsic value of nonvested stock awards/units outstanding and unvested at February 2, 2013 was $19.7 million. The compensation expense included in SG&A expense recognized during fiscal 2013 was $11.3 million, before the recognized income tax benefit of $3.9 million. As of February 2, 2013, there was approximately $18.4 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock awards/units. This cost is expected to be recognized over a weighted-average period of 1.8 years.
ESPP
In January 2002, the Company established an ESPP, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. Prior to March 4, 2009, the ESPP was a straight purchase plan with no holding period requirement. Effective March 4, 2009, the ESPP was amended to require participants to hold any shares purchased under the ESPP after April 1, 2009 for a minimum period of six months after purchase. In addition, all Company employees are subject to the terms of the Company’s securities trading policy which generally prohibits the purchase or sale of any Company securities during the two weeks before the end of each fiscal quarter through two days after the public announcement by the Company of its earnings for that period. On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 4,000,000 shares of common stock for the ESPP. Effective March 12, 2012, the ESPP was amended and restated to extend the term for an additional ten years.
During fiscal 2013, fiscal 2012 and fiscal 2011, 50,013 shares, 47,456 shares and 42,695 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $23.72, $29.00 and $30.69 per share, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of stock compensation expense associated with the Company’s ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model and the following weighted-average assumptions for grants during fiscal 2013, fiscal 2012 and fiscal 2011.

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
Risk-free interest rate	0.1%	0.1%	0.1%
Expected stock price volatility	46.4%	49.0%	43.4%
Expected dividend yield	2.8%	2.2%	1.6%
Expected life of ESPP options (in months)	3	3	3
The weighted-average grant-date fair value of ESPP options granted during fiscal 2013, fiscal 2012 and fiscal 2011 was $6.84, $9.35 and $9.39, respectively.
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of February 2, 2013 and January 28, 2012 (in thousands):

	Fair Value Measurements at Feb 2 2013				Fair Value Measurements at Jan 28 2012
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$1,358	$—	$1,358	$—	$8,315	$—	$8,315
Held-to-maturity securities	—	—	—	—	4,060	—	—	4,060
Available-for-sale securities	12,630	—	—	12,630	16,201	—	—	16,201
Total	$12,630	$1,358	$—	$13,988	$20,261	$8,315	$—	$28,576
Liabilities:
Foreign exchange currency contracts	$—	$5,552	$—	$5,552	$—	$1,107	$—	$1,107
Interest rate swaps	—	852	—	852	—	975	—	975
Deferred compensation obligations	—	7,574	—	7,574	—	6,762	—	6,762
Total	$—	$13,978	$—	$13,978	$—	$8,844	$—	$8,844
There were no transfers of financial instruments between the three levels of fair value hierarchy during fiscal 2013 and fiscal 2012.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

forward contracts are based on quoted foreign exchange forward rates at the reporting date. Deferred compensation obligations to employees are adjusted based on changes in the fair value of the underlying employee-directed investments. Fair value of these obligations is based upon inputs corroborated by observable market data.
The Company’s held-to-maturity securities, which consisted of corporate bonds of $4.0 million, matured during fiscal 2013. The held-to-maturity securities were recorded at amortized cost and presented as short-term investments in the accompanying consolidated balance sheet as of January 28, 2012. The amortized cost of held-to-maturity securities at January 28, 2012 was $4.1 million which approximated fair value.
Available-for-sale securities are recorded at fair value and are included in short-term investments and other assets in the accompanying consolidated balance sheets depending on their respective maturity dates. At February 2, 2013, available-for-sale securities consisted of $10.3 million of corporate bonds with maturity dates ranging from November 2013 to September 2014, $1.8 million of certificates of deposit which mature in May 2013 and $0.5 million of marketable equity securities. Corporate bonds of $5.5 million, which were classified as available-for-sale securities, were sold during fiscal 2013. The cost of securities sold is based on the specific identification method. Gains recognized during fiscal 2013 were minimal as a result of this sale and were included in other income and expense. At January 28, 2012, available-for-sale securities consisted of $15.7 million of corporate bonds and $0.5 million of marketable equity securities. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income (loss). The accumulated unrealized gains, net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company at February 2, 2013 were $0.1 million. The accumulated unrealized losses, net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company at January 28, 2012 were minimal.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company's incremental borrowing rate. At February 2, 2013 and January 28, 2012, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable rate debt including the capital lease obligation approximated rates currently available to the Company.
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
The Company’s objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses and tax liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions.
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of February 2, 2013, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also has interest rate swap agreements, which are not designated as hedges for accounting purposes, to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable rate capital lease obligation, thus reducing the impact of interest rate changes on future interest payment cash flows. For fiscal 2013, the Company recorded a net gain of $0.2 million in other income related to the interest rate swaps. Refer to Note 8 for further information.
Hedge Accounting Policy
U.S. dollar forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as cash flow hedges, are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. The Company also hedges forecasted intercompany royalties over specific months. Changes in the fair value of these U.S. dollar forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
The Company also has foreign currency contracts that are not designated as cash flow hedges for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges are reported in net earnings as part of other income and expense.
Summary of Derivative Instruments
The fair value of derivative instruments in the consolidated balance sheet as of February 2, 2013 and January 28, 2012 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Feb 2, 2013	Fair Value at Jan 28, 2012
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	$387	$3,113
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	971	5,202
Total		$1,358	$8,315
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	$2,904	$641
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	2,648	466
Interest rate swaps	Long-term liabilities	852	975
Total derivatives not designated as hedging instruments		3,500	1,441
Total		$6,404	$2,082
Forward Contracts Designated as Cash Flow Hedges
During fiscal 2013, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$179.7 million and US$51.5 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of February 2, 2013, the Company had forward contracts outstanding for its European and Canadian operations of US$106.9 million and US$40.3 million, respectively, which are expected to mature over the next 11 months. At January 28, 2012, the Company had forward contracts outstanding for its European and Canadian operations of US$90.0 million and US$41.5 million, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for fiscal 2013, fiscal 2012 and fiscal 2011 (in thousands):

	Gain/(Loss) Recognized in OCI	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (1)	Gain/(Loss) Reclassified from Accumulated OCI into Income
	Year Ended Feb 2, 2013		Year Ended Feb 2, 2013
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	$2,126	Cost of sales	$8,700
Foreign exchange currency contracts	$105	Other income/expense	$628

	Gain/(Loss) Recognized in OCI	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (1)	Gain/(Loss) Reclassified from Accumulated OCI into Income
	Year Ended Jan 28, 2012		Year Ended Jan 28, 2012
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	$935	Cost of sales	$(6,641)
Foreign exchange currency contracts	$(90)	Other income/expense	$268

	Gain/(Loss) Recognized in OCI	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (1)	Gain/(Loss) Reclassified from Accumulated OCI into Income
	Year Ended Jan 29, 2011		Year Ended Jan 29, 2011
Derivatives designated as hedging instruments:
Foreign exchange currency contracts	$(1,197)	Cost of sales	$2,648
Foreign exchange currency contracts	$1,271	Other income/expense	$1,486
___________________________________________________________________________

(1)	The ineffective portion was immaterial during fiscal 2013, fiscal 2012 and fiscal 2011 and was recorded in net earnings and included in interest income/expense.
As of February 2, 2013, accumulated other comprehensive loss included a net unrealized loss of approximately US$1.8 million, net of tax, which will be recognized in other expense or cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.
The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Feb 2, 2013	Year Ended Jan 28, 2012
Beginning balance gain (loss)	$4,259	$(1,789)
Net gains from changes in cash flow hedges	2,044	662
Net losses (gains) reclassified to income	(8,085)	5,386
Ending balance gain (loss)	$(1,782)	$4,259

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Forward Contracts Not Designated as Cash Flow Hedges
As of February 2, 2013, the Company had euro foreign currency contracts to purchase US$90.2 million expected to mature over the next 11 months, Canadian dollar foreign currency contracts to purchase US$39.7 million expected to mature over the next seven months and GBP4.7 million of foreign currency contracts to purchase euros expected to mature over the next seven months.
As of January 28, 2012, the Company had euro foreign currency contracts to purchase US$88.0 million, Canadian dollar foreign currency contracts to purchase US$50.5 million, Swiss franc foreign currency contracts to purchase US$14.0 million and GBP5.0 million of foreign currency contracts to purchase euros.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as cash flow hedges in other income and expense for fiscal 2013, fiscal 2012 and fiscal 2011 (in thousands):

	Location of Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Income
		Year Ended Feb 2, 2013	Year Ended Jan 28, 2012	Year Ended Jan 29, 2011
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$(20)	$4,254	$(119)
Interest rate swaps	Other income/expense	166	(171)	313
(20) Share Repurchase Program
On March 14, 2011, the Company’s Board of Directors terminated the previously authorized 2008 share repurchase program (which had $84.9 million capacity remaining) (the "2008 Share Repurchase Program") and authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the "2011 Share Repurchase Program"). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program is in addition to the existing 2011 Share Repurchase Program. Repurchases under either program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under either program and both programs may be discontinued at any time, without prior notice. During fiscal 2013, the Company repurchased 5,036,418 shares under the 2011 Share Repurchase Program at an aggregate cost of $140.1 million. There were no share repurchases under the 2012 Share Repurchase Programs during fiscal 2013. During fiscal 2012, the Company repurchased 3,216,514 shares under the 2011 Share Repurchase Program at an aggregate cost of $92.0 million. There were no share repurchases under the 2008 Share Repurchase Programs during fiscal 2012. During fiscal 2011, the Company repurchased 1,500,000 shares under the 2008 Share Repurchase Program at an aggregate cost of $49.3 million. At February 2, 2013, the Company had combined remaining authority under the 2012 and 2011 Share Repurchase Programs to purchase $517.9 million of its common stock.
(21) Subsequent Events
On March 20, 2013, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company's common stock. The cash dividend will be paid on April 19, 2013 to shareholders of record as of the close of business on April 3, 2013.

SCHEDULE II
GUESS?, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended February 2, 2013, January 28, 2012, and January 29, 2011
(in thousands)

	Balance at beginning of period	Costs charged / credited to expenses	Deductions and write-offs	Balance at end of period
Description
As of February 2, 2013
Allowance for accounts receivable	$19,423	$39,322	$(38,157)	$20,588
Allowance for royalties receivable	402	(108)	—	294
Allowance for sales returns	18,306	83,007	(80,556)	20,757
Total	$38,131	$122,221	$(118,713)	$41,639
As of January 28, 2012
Allowance for accounts receivable	$15,993	$35,934	$(32,504)	$19,423
Allowance for royalties receivable	763	(361)	—	402
Allowance for sales returns	16,514	84,663	(82,871)	18,306
Total	$33,270	$120,236	$(115,375)	$38,131
As of January 29, 2011
Allowance for accounts receivable	$16,208	$31,485	$(31,700)	$15,993
Allowance for royalties receivable	653	110	—	763
Allowance for sales returns	16,299	78,267	(78,052)	16,514
Total	$33,160	$109,862	$(109,752)	$33,270

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:	/s/ PAUL MARCIANO
Paul Marciano Chief Executive Officer and Vice Chairman of the Board
Date:	April 1, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL MARCIANO	Chief Executive Officer, Vice Chairman of the Board and Director (Principal Executive Officer)	April 1, 2013
Paul Marciano

/s/ NIGEL KERSHAW	Interim Chief Financial Officer (Interim Principal Financial Officer and Interim Chief Accounting Officer)	April 1, 2013
Nigel Kershaw

/s/ MAURICE MARCIANO	Chairman of the Board of Directors	April 1, 2013
Maurice Marciano

/s/ JUDITH BLUMENTHAL	Director	April 1, 2013
Judith Blumenthal

/s/ GIANLUCA BOLLA	Director	April 1, 2013
Gianluca Bolla

/s/ ANTHONY CHIDONI	Director	April 1, 2013
Anthony Chidoni

/s/ KAY ISAACSON-LEIBOWITZ	Director	April 1, 2013
Kay Isaacson-Leibowitz

/s/ ALEX YEMENIDJIAN	Director	April 1, 2013
Alex Yemenidjian

Exhibit Index

Exhibit Number	Description
3.1.
Restated Certificate of Incorporation of the Registrant (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).

3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.1.	1996 Equity Incentive Plan (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.2.	First Amendment to the 1996 Equity Incentive Plan (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008).
*10.3.	2004 Equity Incentive Plan (Amended and Restated as of April 15, 2011) (incorporated by reference from the Registrant’s Current Report on Form 8-K filed April 21, 2011).
*10.4.
2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (As Amended and Restated Effective September 13, 2010) (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010).

*10.5.	Annual Incentive Bonus Plan (As Amended and Restated May 17, 2010) (incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed May 25, 2010).
*10.6.	2002 Employee Stock Purchase Plan (Amended and Restated Effective March 4, 2009) (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010).
*10.7.	2002 Employee Stock Purchase Plan (Amended and Restated March 12, 2012) (incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended January 28, 2012).
*10.8.	Consulting Agreement dated June 20, 2011 between the Registrant and Maurice Marciano (incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 20, 2011).
*10.9.
Amended and Restated Executive Employment Agreement dated December 18, 2008 between the Registrant and Maurice Marciano (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009).

*10.10.
Amended and Restated Executive Employment Agreement dated December 18, 2008 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009).

*10.11.
Employment Letter Agreement dated February 20, 2004 between the Registrant and Michael Relich (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006).

*10.12.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.13.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.14.
Indemnification Agreements between the Registrant and certain executives and directors (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

*10.15.
Nonqualified Deferred Compensation Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009).

*10.16.
Supplemental Executive Retirement Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009).

10.17.	Lease Agreement between the Registrant and Robert Pattillo Properties, Inc. (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.18.
First Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (including original lease agreement) (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010).

10.19.
Second Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010).

10.20.
Licensing Contribution Agreement dated as of April 28, 2003, by and between Guess? Licensing, Inc. and Guess? IP Holder L.P. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

10.21.
Guess? License Agreement dated as of April 28, 2003, by and between Guess? IP Holder L.P. and the Registrant (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003).

10.22.
Credit Agreement dated as of July 6, 2011 among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 6, 2011).

10.23.
Amendment No. 1 to Credit Agreement dated as of August 31, 2012 among Registrant and the lenders party thereto and acknowledged by JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from the Registrant's Current Report on Form 8-K filed August 31, 2012).

10.24.
Lender Joinder Agreement dated as of August 31, 2012 among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from the Registrant's Current Report on Form 8-K filed August 31, 2012).

†21.1.	List of Subsidiaries.
†23.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith