Form 10-Q
period 2013-05-04
GUESS INC
filed 2013-06-11
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 6, 2013 the registrant had 84,847,526 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	May 4, 2013	Feb 2, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$306,437	$329,021
Short-term investments	6,911	6,906
Accounts receivable, net	251,071	316,863
Inventories	375,793	369,712
Other current assets	117,430	84,723
Total current assets	1,057,642	1,107,225
Property and equipment, net	346,268	355,729
Goodwill	38,407	39,287
Other intangible assets, net	17,452	16,032
Long-term deferred tax assets	42,513	43,063
Other assets	119,186	152,170
	$1,621,468	$1,713,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$1,931	$1,901
Accounts payable	178,086	191,143
Accrued expenses	162,779	191,922
Total current liabilities	342,796	384,966
Capital lease obligations	7,559	8,314
Deferred rent and lease incentives	92,511	94,218
Other long-term liabilities	119,650	121,996
	562,516	609,494
Redeemable noncontrolling interests	3,301	3,144

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 139,098,739 and 138,812,082 shares, outstanding 84,785,043 and 85,367,984 shares, at May 4, 2013 and February 2, 2013, respectively	848	853
Paid-in capital	426,546	423,387
Retained earnings	1,155,793	1,162,982
Accumulated other comprehensive loss	(23,201)	(2,461)
Treasury stock, 54,313,696 and 53,444,098 shares at May 4, 2013 and February 2, 2013, respectively	(519,747)	(497,769)
Guess?, Inc. stockholders’ equity	1,040,239	1,086,992
Nonredeemable noncontrolling interests	15,412	13,876
Total stockholders’ equity	1,055,651	1,100,868
	$1,621,468	$1,713,506
 See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)

	Three Months Ended
	May 4, 2013	Apr 28, 2012
Product sales	$518,664	$550,366
Net royalties	30,250	28,900
Net revenue	548,914	579,266
Cost of product sales	351,488	344,190
Gross profit	197,426	235,076
Selling, general and administrative expenses	183,764	195,935
Restructuring charges	2,337	—
Earnings from operations	11,325	39,141
Other income (expense):
Interest expense	(549)	(384)
Interest income	334	694
Other income, net	5,457	568
	5,242	878

Earnings before income tax expense	16,567	40,019
Income tax expense	5,467	12,806
Net earnings	11,100	27,213
Net earnings attributable to noncontrolling interests	1,184	567
Net earnings attributable to Guess?, Inc.	$9,916	$26,646

Net earnings per common share attributable to common stockholders (Note 2):
Basic	$0.12	$0.30
Diluted	$0.12	$0.30

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	84,582	89,190
Diluted	84,778	89,510

Dividends declared per common share	$0.20	$0.20
See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended
	May 4, 2013	Apr 28, 2012
Net earnings	$11,100	$27,213
Other comprehensive income (loss):
Foreign currency translation adjustment
Gains (losses) arising during the period	(32,011)	3,641
Less income tax effect	7,597	(921)
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	4,670	(874)
Less income tax effect	(582)	380
Reclassification to net income for gains realized	(458)	(2,621)
Less income tax effect	70	321
Marketable securities
Gains arising during the period	99	232
Less income tax effect	(40)	(89)
Supplemental Executive Retirement Plan (“SERP”)
Actuarial loss amortization	277	835
Prior service cost amortization	155	155
Less income tax effect	(165)	(378)
Total comprehensive income (loss)	(9,288)	27,894
Less comprehensive income attributable to noncontrolling interests:
Net earnings	1,184	567
Foreign currency translation adjustment	352	2
Amounts attributable to noncontrolling interests	1,536	569
Comprehensive income (loss) attributable to Guess?, Inc.	$(10,824)	$27,325
See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	May 4, 2013	Apr 28, 2012
Cash flows from operating activities:
Net earnings	$11,100	$27,213
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	21,910	20,247
Amortization of intangible assets	598	474
Share-based compensation expense	2,248	4,802
Unrealized forward contract (gains) losses	(2,409)	1,465
Net loss on disposition of property and equipment	1,348	81
Other items, net	(1,092)	(537)
Changes in operating assets and liabilities:
Accounts receivable	56,840	5,629
Inventories	(12,443)	(6,204)
Prepaid expenses and other assets	(9,292)	5,911
Accounts payable and accrued expenses	(33,241)	(32,387)
Deferred rent and lease incentives	(1,330)	2,991
Other long-term liabilities	(2,500)	6,968
Net cash provided by operating activities	31,737	36,653
Cash flows from investing activities:
Purchases of property and equipment	(17,272)	(25,441)
Changes in other long-term assets	7,133	(8,291)
Acquisition of businesses, net of cash acquired	(653)	—
Net cash settlement of forward contracts	661	2,348
Net cash used in investing activities	(10,131)	(31,384)
Cash flows from financing activities:
Proceeds from short-term borrowings	152	—
Repayment of borrowings and capital lease obligations	(480)	(491)
Dividends paid	(17,129)	(18,087)
Issuance of common stock, net of nonvested award repurchases	1,704	1,078
Excess tax benefits from share-based compensation	2	18
Purchase of treasury stock	(22,099)	—
Net cash used in financing activities	(37,850)	(17,482)
Effect of exchange rates on cash and cash equivalents	(6,340)	761
Net change in cash and cash equivalents	(22,584)	(11,452)
Cash and cash equivalents at beginning of period	329,021	491,805
Cash and cash equivalents at end of period	$306,437	$480,353

Supplemental cash flow data:
Interest paid	$237	$181
Income taxes paid	$11,045	$6,137
 See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 4, 2013
(unaudited)

(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of May 4, 2013 and February 2, 2013, and the condensed consolidated statements of income, comprehensive income (loss) and cash flows for the three months ended May 4, 2013 and April 28, 2012. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended May 4, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 2, 2013.
The Company has made certain reclassifications to the prior year’s consolidated financial statements to conform to classifications in the current year. This reclassification had no impact on previously reported results from operations or net cash provided by operating activities.
The three months ended May 4, 2013 had the same number of days as the three months ended April 28, 2012. All references herein to “fiscal 2014”, “fiscal 2013” and “fiscal 2012” represent the results of the 52-week fiscal year ending February 1, 2014, the 53-week fiscal year ended February 2, 2013 and the 52-week fiscal year ended January 28, 2012, respectively.
Restructuring Charges
During the first quarter of fiscal 2014, the Company implemented plans to streamline its operational structure and reduce expenses in both Europe and North America which resulted in restructuring charges of $2.3 million related primarily to severance costs. During the first quarter of fiscal 2014, the Company had a balance of approximately $1.4 million in accrued expenses for amounts expected to be paid during the remainder of fiscal 2014. As of May 4, 2013, the Company had incurred substantially all charges related to the implementation of these plans.
New Accounting Guidance
In February 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted this guidance effective February 3, 2013 and accordingly has presented the required comprehensive income disclosures in the accompanying notes to the condensed consolidated financial statements.

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
The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended
	May 4, 2013	Apr 28, 2012
Net earnings attributable to Guess?, Inc.	$9,916	$26,646
Less net earnings attributable to nonvested restricted stockholders	89	169
Net earnings attributable to common stockholders	$9,827	$26,477

Weighted average common shares used in basic computations	84,582	89,190
Effect of dilutive securities:
Stock options and restricted stock units	196	320
Weighted average common shares used in diluted computations	84,778	89,510

Net earnings per common share attributable to common stockholders:
Basic	$0.12	$0.30
Diluted	$0.12	$0.30
For the three months ended May 4, 2013 and April 28, 2012, equity awards granted for 1,353,455 and 1,205,081, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the existing 2011 Share Repurchase Program. Repurchases under either program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under either program and programs may be discontinued at any time, without prior notice. During the three months ended May 4, 2013, the Company repurchased 882,551 shares under the 2011 and 2012 Share Repurchase Programs at an aggregate cost of $22.1 million. At May 4, 2013, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock and no remaining authority to purchase shares under the 2011 Share Repurchase Program.

(3)	Stockholders’ Equity and Redeemable Noncontrolling Interests
A reconciliation of the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended February 2, 2013 and three months ended May 4, 2013 is as follows (in thousands):

	Stockholders’ Equity
	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balances at January 28, 2012	$1,175,630	$18,635	$1,194,265	$8,293
Net earnings	178,744	2,742	181,486	—
Foreign currency translation adjustment, net of income tax of ($13,769)	22,025	322	22,347	65
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of $1,056	(6,041)	—	(6,041)	—
Gain on marketable securities, net of income tax of ($85)	139	—	139	—
SERP prior service cost and actuarial valuation gain (loss) and related amortization, net of income tax of ($2,855)	4,613	—	4,613	—
Issuance of common stock under stock compensation plans, net of tax effect	1,362	—	1,362	—
Issuance of stock under ESPP	1,186	—	1,186	—
Share-based compensation	16,285	—	16,285	—
Dividends	(172,792)	—	(172,792)	—
Share repurchases	(140,262)	—	(140,262)	—
Purchase of redeemable noncontrolling interest	4,857	(4,857)	—	(4,185)
Noncontrolling interest capital contribution	—	1,488	1,488	—
Noncontrolling interest capital distribution	—	(4,237)	(4,237)	—
Redeemable noncontrolling interest redemption value adjustment	1,246	(217)	1,029	(1,029)
Balances at February 2, 2013	$1,086,992	$13,876	$1,100,868	$3,144
Net earnings	9,916	1,184	11,100	—
Foreign currency translation adjustment, net of income tax of $7,597	(24,766)	352	(24,414)	(121)
Gain on derivative financial instruments designated as cash flow hedges, net of income tax of ($512)	3,700	—	3,700	—
Gain on marketable securities, net of income tax of ($40)	59	—	59	—
SERP prior service cost and actuarial valuation amortization, net of income tax of ($165)	267	—	267	—
Issuance of common stock under stock compensation plans, net of tax effect	1,058	—	1,058	—
Issuance of stock under ESPP	270	—	270	—
Share-based compensation	2,248	—	2,248	—
Dividends	(17,128)	—	(17,128)	—
Share repurchases	(22,099)	—	(22,099)
Redeemable non-controlling interest redemption value adjustment	(278)	—	(278)	278
Balances at May 4, 2013	$1,040,239	$15,412	$1,055,651	$3,301

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three months ended May 4, 2013 are as follows (in thousands):

	Foreign currency translation adjustment	Derivative financial instruments designated as cash flow hedges	Marketable securities	SERP	Total
Balances at February 2, 2013	$10,618	$(1,782)	$110	$(11,407)	$(2,461)
Gains (losses) arising during the period	(24,766)	4,088	59	—	(20,619)
Reclassification to net income for (gains) losses realized	—	(388)	—	267	(121)
Net other comprehensive income (loss)	(24,766)	3,700	59	267	(20,740)
Balances at May 4, 2013	$(14,148)	$1,918	$169	$(11,140)	$(23,201)
Details on reclassifications out of accumulated other comprehensive income (loss) to net income during the three months ended May 4, 2013 are as follows (in thousands):

	Three Months Ended May 4, 2013	Location of (Gain)/Loss Reclassified from Accumulated OCI into Income
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(479)	Cost of sales
Foreign exchange currency contracts	21	Other income/expense
Less income tax effect	70	Income tax expense
	(388)
SERP:
Actuarial loss amortization	277	(1)
Prior service cost amortization	155	(1)
Less income tax effect	(165)	Income tax expense
	267
Total reclassifications during the three months ended May 4, 2013	$(121)
__________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. Refer to Note 12 for further information.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest from the acquisition of its majority-owned subsidiary, Guess Sud SAS (“Guess Sud”). The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holders by providing written notice to the Company any time after January 30, 2012. The put arrangement is recorded on the balance sheet at its expected redemption value and classified as a redeemable noncontrolling interest outside of permanent equity. On May 15, 2012, the Company and the noncontrolling interest holders executed an amendment to the Guess Sud put arrangement which modified the put price to be based on the value of specified net tangible and intangible assets of Guess Sud instead of being based on a multiple of Guess Sud’s earnings before interest, taxes, depreciation and amortization. The redemption value of the Guess Sud redeemable put arrangement was $3.3 million and $3.1 million at May 4, 2013 and February 2, 2013, respectively.
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
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia. The Company provided for allowances relating to these receivables of $37.2 million and $38.4 million at May 4, 2013 and February 2, 2013, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $9.4 million and $8.8 million at May 4, 2013 and February 2, 2013, respectively, for which the Company provided for an allowance for doubtful accounts of $0.3 million at each of the periods ended May 4, 2013 and February 2, 2013. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)	Inventories
Inventories consist of the following (in thousands):

	May 4, 2013	Feb 2, 2013
Raw materials	$15,437	$14,706
Work in progress	2,593	1,765
Finished goods	357,763	353,241
	$375,793	$369,712
As of May 4, 2013 and February 2, 2013, the Company had an allowance to write-down inventories to the lower of cost or market of $23.7 million and $20.4 million, respectively.

(6)	Income Taxes
Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The Company’s effective income tax rate increased to 33.0% for the three months ended May 4, 2013 from 32.0% for the three months ended April 28, 2012.
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
The Company had aggregate accruals for uncertain tax positions, including penalties and interest and net of federal tax benefits, of $4.4 million at each of the periods ended May 4, 2013 and February 2, 2013.
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
In January 2013, to avoid a potentially long and costly litigation process, the Company reached an agreement with the Italian tax authority, which covered fiscal years 2008 through 2013 (with fiscal years 2012 and 2013 remaining subject to final documentation). As a result of the agreement during the fourth quarter of fiscal 2013, the Company recorded a settlement charge of $12.8 million (including penalty and interest and net of related offsets in other tax jurisdictions) in excess of prior uncertain tax position reserves of $11.7 million. As part of the agreement, a portion of the amount payable to the Italian tax authority will be payable in four installments during fiscal 2015, and as such, €6.1 million (US$8.0 million) is included in other long-term liabilities in the Company’s condensed consolidated balance sheet as of May 4, 2013. At February 2, 2013, the Company included €9.1 million (US$12.4 million) in other long-term liabilities related to this agreement.
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
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: North American Retail, Europe, Asia, North American Wholesale and Licensing. Management evaluates segment performance based primarily on revenues and earnings from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and each segment's performance is evaluated. The North American Retail segment includes the Company’s retail operations in North America. The Europe segment includes the Company’s wholesale and retail operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale and retail operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and export sales to Central and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal.
Net revenue and earnings from operations are summarized as follows for the three months ended May 4, 2013 and April 28, 2012 (in thousands):

	Three Months Ended
	May 4, 2013	Apr 28, 2012
Net revenue:
North American Retail	$238,311	$251,798
Europe	165,392	189,815
Asia	71,132	64,835
North American Wholesale	43,829	43,918
Licensing	30,250	28,900
Total net revenue	$548,914	$579,266
Earnings (loss) from operations:
North American Retail	$(4,233)	$16,990
Europe	(5,218)	12,481
Asia	6,964	5,875
North American Wholesale	8,649	9,346
Licensing	26,204	24,586
Corporate Overhead	(18,704)	(30,137)
Restructuring Charges	(2,337)	—
Total earnings from operations	$11,325	$39,141
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(8)	Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	May 4, 2013	Feb 2, 2013
European capital lease, maturing quarterly through 2016	$9,273	$10,121
Other	217	94
	9,490	10,215
Less current installments	1,931	1,901
Long-term capital lease obligations	$7,559	$8,314
Capital Lease
The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At May 4, 2013, the capital lease obligation was $9.3 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability at May 4, 2013 was approximately $0.7 million.
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
On August 31, 2012, the Company increased its borrowing capacity under the Credit Facility from $200 million to $300 million by exercising the accordion feature in the Credit Facility pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Facility with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Facility and (ii) access to a new $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount. At May 4, 2013, the Company had $3.2 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at May 4, 2013, the Company could have borrowed up to $135.1 million under these agreements. At May 4, 2013, the Company had no outstanding borrowings and $5.0 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 3.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $45.9 million that has a minimum net equity requirement, there are no other financial ratio covenants.
From time to time, the Company will obtain other short-term financing in foreign countries for working capital to finance its local operations.

(9)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three months ended May 4, 2013 and April 28, 2012 (in thousands):

	Three Months Ended
	May 4, 2013	Apr 28, 2012
Stock options	$573	$1,188
Nonvested stock awards/units	1,605	3,509
Employee Stock Purchase Plan	70	105
Total share-based compensation expense	$2,248	$4,802
Unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options and nonvested stock awards/units totaled approximately $6.0 million and $23.2 million, respectively, as of May 4, 2013. This cost is expected to be recognized over a weighted-average period of 1.9 years. The weighted average fair values of stock options granted during the three months ended May 4, 2013 and April 28, 2012 were $5.92 and $9.23, respectively.
On April 3, 2013, the Company made an annual grant of 416,500 stock options and 408,400 nonvested stock awards/units to its employees. On March 28, 2012, the Company made an annual grant of 290,400 stock options and 292,800 nonvested stock awards/units to its employees. On June 21, 2012, the Company made a grant of 270,000 nonvested stock awards/units to its employees.
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
On May 1, 2008, the Company granted an aggregate of 167,000 nonvested stock awards to certain employees which were subject to certain annual performance-based vesting conditions over a five-year period. On October 30, 2008, the Company granted an aggregate of 563,400 nonvested stock options to certain employees scheduled to vest over a four-year period, which were subject to the achievement of performance-based vesting conditions for fiscal 2010. During the first quarter of fiscal 2010, the Compensation Committee determined that the performance goals established in the prior year were no longer set at an appropriate level to incentivize and help retain employees given the greater than previously anticipated deterioration of the economy that had occurred since the goals were established. Therefore, in April 2009, the Compensation Committee modified the performance goals of that year’s tranche of the outstanding performance-based stock awards and options to address the challenges associated with the economic environment. During the first quarter of fiscal 2011, fiscal 2012 and fiscal 2013, the Compensation Committee modified the performance goals of the respective year’s tranche of the outstanding performance-based stock awards to address the continuing challenges associated with the economic environment. None of the modifications had a material impact on the consolidated financial statements of the Company.

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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect at May 4, 2013 with expiration dates ranging from 2014 to 2020.
Aggregate rent and property tax expense under these related party leases was $1.5 million for each of the three months ended May 4, 2013 and April 28, 2012. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered, and may from time-to-time continue to charter, aircraft owned by MPM Financial at a discount from the third party management companies’ preferred customer hourly charter rates. The total fees paid under these arrangements for the three months ended May 4, 2013 were minimal. During the three months ended April 28, 2012, the total fees paid under these arrangements were approximately $0.4 million.
Consulting Arrangement
After serving for over 30 years as an executive and leader for Guess?, co-founder Maurice Marciano elected to retire from his position as executive Chairman of the Board and as an employee of the Company upon the expiration of his employment agreement on January 28, 2012. Mr. Marciano continues to serve the Company as its non-executive Chairman of the Board. In addition, under the terms of his previously existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement (the “Marciano Consulting Agreement”) under which Mr. Marciano will provide certain consulting services to the Company, including advice and counsel to the Company’s Chief Executive Officer and other senior executives. The Marciano Consulting Agreement, which has a two-year term that commenced on January 28, 2012, provides for consulting fees of $500,000 per year and continued automobile use in a manner consistent with past practice. Total expenses incurred with respect to the Marciano Consulting Agreement were $0.1 million for each of the three months ended May 4, 2013 and April 28, 2012.
Other Transactions
From time to time, the Company utilizes a third-party agent named Harmony Collection, LLC to produce specific apparel products on behalf of the Company. Armand Marciano, brother of Maurice and Paul Marciano, is part owner and an executive of the parent company of Harmony Collection, LLC. The total payments made by the Company under this arrangement for the three months ended May 4, 2013 and April 28, 2012 were approximately $0.4 million and $0.1 million, respectively. The Company believes that the price and transaction terms have not been significantly affected by the relationship between the parties.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended February 2, 2013.

(11)	Commitments and Contingencies
Leases
The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through September 2031. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 12%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through October 2018. As discussed in further detail in Note 8, the Company leases a building in Florence, Italy under a capital lease.
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
On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court's ruling in the Milan matter.
Although the Company believes that it has a strong position and will continue to vigorously defend each of these remaining matters (including the appeal of the Milan decision), it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations.
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of May 4, 2013 or February 2, 2013 related to any of the Company’s legal proceedings.

(12)	Supplemental Executive Retirement Plan
The components of net periodic pension cost for the three months ended May 4, 2013 and April 28, 2012 were as follows (in thousands):

	Three Months Ended
	May 4, 2013	Apr 28, 2012
Interest cost	$586	$598
Net amortization of unrecognized prior service cost	155	155
Net amortization of actuarial losses	277	835
Net periodic defined benefit pension cost	$1,018	$1,588

As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and expects to continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on current estimates of final annual compensation and investment performance of the trust. The cash surrender values of the insurance policies were $49.3 million and $47.9 million as of May 4, 2013 and February 2, 2013, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.5 million and $1.2 million in other income during the three months ended May 4, 2013 and April 28, 2012, respectively.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of May 4, 2013 and February 2, 2013 (in thousands):

	Fair Value Measurements at May 4, 2013				Fair Value Measurements at Feb 2, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$3,773	$—	$3,773	$—	$1,358	$—	$1,358
Available-for-sale securities	12,708	—	—	12,708	12,630	—	—	12,630
Total	$12,708	$3,773	$—	$16,481	$12,630	$1,358	$—	$13,988
Liabilities:
Foreign exchange currency contracts	$—	$86	$—	$86	$—	$5,552	$—	$5,552
Interest rate swap	—	737	—	737	—	852	—	852
Deferred compensation obligations	—	7,970	—	7,970	—	7,574	—	7,574
Total	$—	$8,793	$—	$8,793	$—	$13,978	$—	$13,978

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended May 4, 2013 or during the year ended February 2, 2013.
The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the interest rate swaps are based upon inputs corroborated by observable market data. Foreign exchange forward contracts are entered into by the Company principally to hedge the future payment of inventory and intercompany transactions by non-U.S. subsidiaries. Periodically, the Company may also use foreign exchange forward contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries. The fair values of the Company’s foreign exchange forward contracts are based on quoted foreign exchange forward rates at the reporting date. Deferred compensation obligations to employees are adjusted based on changes in the fair value of the underlying employee-directed investments. Fair value of these obligations is based upon inputs corroborated by observable market data.
Available-for-sale securities are recorded at fair value and are included in short-term investments and other assets in the accompanying condensed consolidated balance sheets depending on their respective maturity dates. At May 4, 2013, available-for-sale securities consisted of $10.3 million of corporate bonds with maturity dates ranging from November 2013 to September 2014, $1.8 million of certificates of deposit which mature in May 2013 and $0.6 million of marketable equity securities. At February 2, 2013, available-for-sale securities consisted of $10.3 million of corporate bonds, $1.8 million of certificates of deposit and $0.5 million of marketable equity securities. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income (loss). The accumulated unrealized gains net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company at May 4, 2013 were $0.2 million. The accumulated unrealized gains, net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company at February 2, 2013 were $0.1 million.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At May 4, 2013 and February 2, 2013, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable-rate debt including the capital lease obligation approximated rates currently available to the Company.
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
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate income from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value, which is determined based on discounted future cash flows. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for store assets are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. The Company considers historical trends, expected future business trends and other factors when estimating each store’s future cash flow. The Company also considers factors such as: the local environment for each store location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll, and in some cases, renegotiate lease costs. The estimated cash flows used for this nonrecurring fair value measurement are considered a Level 3 input as defined above. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded asset impairments charges of $1.0 million and $0.1 million during the three months ended May 4, 2013 and April 28, 2012, respectively, related primarily to the impairment of long-lived assets for certain retail stores in North America. These long-lived assets were fully impaired during the respective periods.

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

The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound intercompany liabilities. In addition, certain operating expenses and tax liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions.
Periodically, the Company may also use foreign currency forward contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries.
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of May 4, 2013, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.
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
Hedge Accounting Policy
U.S. dollar forward contracts are used to hedge forecasted merchandise purchases over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as cash flow hedges, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. The Company also hedges forecasted intercompany royalties over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as cash flow hedges, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
U.S. dollar forward contracts are also used to hedge the net investments of certain of the Company’s international subsidiaries over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are not recognized in income until the sale or liquidation of the hedged net investment.
The Company also has foreign currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges or net investment hedges are reported in net earnings as part of other income and expense.

Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheet as of May 4, 2013 and February 2, 2013 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at May 4, 2013	Fair Value at Feb 2, 2013
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Other current assets	$1,940	$387
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	1,833	971
Total		$3,773	$1,358
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Current liabilities	$34	$2,904
Net investment hedges	Current liabilities	23	—
Total derivatives designated as hedging instruments		57	2,904
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	29	2,648
Interest rate swaps	Long-term liabilities	737	852
Total derivatives not designated as hedging instruments		766	3,500
Total		$823	$6,404
Derivatives Designated As Hedging Instruments
Cash Flow Hedges
During the three months ended May 4, 2013, the Company purchased U.S. dollar forward contracts in Europe totaling US$37.4 million to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. There were no U.S. dollar forward contracts that were purchased in Canada during the three months ended May 4, 2013. As of May 4, 2013, the Company had forward contracts outstanding for its European and Canadian operations of US$117.7 million and US$30.0 million, respectively, which are expected to mature over the next 13 months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for the three months ended May 4, 2013 and April 28, 2012 (in thousands):

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (1)	Gain/(Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended May 4, 2013	Three Months Ended Apr 28, 2012		Three Months Ended May 4, 2013	Three Months Ended Apr 28, 2012
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$4,232	$(823)	Cost of sales	$479	$2,443
Foreign exchange currency contracts	$438	$(51)	Other income/expense	$(21)	$178
 __________________________________

(1)	The ineffective portion was immaterial during the three months ended May 4, 2013 and April 28, 2012 and was recorded in net earnings and included in interest income/expense.
As of May 4, 2013, accumulated other comprehensive income included a net unrealized gain of approximately $1.9 million, net of tax, which will be recognized in other income or cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended
	May 4, 2013	Apr 28, 2012
Beginning balance gain (loss)	$(1,782)	$4,259
Net gains (losses) from changes in cash flow hedges	4,088	(494)
Net gains reclassified to income	(388)	(2,300)
Ending balance gain	$1,918	$1,465
As of February 2, 2013, the Company had forward contracts outstanding for its European and Canadian operations of US$106.9 million and US$40.3 million, respectively, that were designated as cash flow hedges.
Net Investment Hedges
During the three months ended May 4, 2013, the Company purchased U.S. dollar forward contracts in Europe totaling US$17.9 million to hedge the net investments in certain of the Company’s international subsidiaries that were designated as net investment hedges. As of May 4, 2013, the Company had forward contracts outstanding for its European net investments of US$17.9 million which are expected to mature over the next one month.
The loss recognized in foreign currency translation adjustment component of accumulated other comprehensive income (loss) was immaterial during the three months ended May 4, 2013. There were no amounts that were reclassified into net income during the three months ended May 4, 2013.
As of February 2, 2013 and April 28, 2012, there were no forward contracts that were designated as net investment hedges.
Derivatives Not Designated as Hedging Instruments
As of May 4, 2013, the Company had euro foreign currency contracts to purchase US$122.2 million expected to mature over the next 14 months, Canadian dollar foreign currency contracts to purchase US$22.0 million expected to mature over the next four months and GBP2.0 million of foreign currency contracts to purchase euros expected to mature over the next four months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income and expense for the three months ended May 4, 2013 and April 28, 2012 (in thousands):

	Location of Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Income
		Three Months Ended May 4, 2013	Three Months Ended Apr 28, 2012
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$3,776	$(2,254)
Interest rate swaps	Other income/expense	$78	$19
As of February 2, 2013, the Company had euro foreign currency contracts to purchase US$90.2 million, Canadian dollar foreign currency contracts to purchase US$39.7 million and GBP4.7 million of foreign currency contracts to purchase euros.

(15)	Subsequent Events
On May 30, 2013, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. The cash dividend will be paid on June 28, 2013 to shareholders of record as of the close of business on June 12, 2013.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us”, “our” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
Important Notice Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may also be contained in the Company’s other reports filed under the Securities Exchange Act of 1934, as amended, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “outlook,” “pending,” “plan,” “predict,” “project,” “strategy,” “will,” “would,” and other similar terms and phrases, including references to assumptions.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, restructuring charges, estimated charges, plans regarding store openings and closings, plans regarding business growth and international expansion, e-commerce, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations, estimated tax rates, results of tax audits and other regulatory proceedings, raw material and other inflationary cost pressures, consumer confidence and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and in our other filings made from time to time with the Securities and Exchange Commission (“SEC”) after the date of this report.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: North American Retail, Europe, Asia, North American Wholesale and Licensing. Information relating to these segments is summarized in Note 7 to the Condensed Consolidated Financial Statements. Management evaluates segment performance based primarily on revenues and earnings from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and each segment's performance is evaluated. The North American Retail segment includes the Company’s retail operations in North America. The Europe segment includes the Company’s wholesale and retail operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale and retail operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and export sales to Central and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal.

Products
We derive our net revenue from the sale of GUESS?, G by GUESS, GUESS Kids and MARCIANO apparel and our licensees’ products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line sites. We also derive royalty revenue from worldwide licensing activities.
Recent Global Economic Developments
Economic and market conditions have continued to be volatile and uncertain in many markets around the world and consumer behavior remains cautious. In North America, the relatively weaker levels of consumer confidence and the highly promotional conditions among retailers may persist for some time. In Europe, sovereign debt issues, government austerity programs and bank credit issues continue to affect the capital markets of numerous European countries, resulting in reduced consumer confidence and discretionary spending in those countries. These circumstances have had, and are expected to continue to have, a negative impact on our business, particularly in our more mature markets in Southern Europe. These conditions could have a greater impact in our multi-brand wholesale channel, particularly in Italy, where many customers are relatively small and are not well capitalized.
Foreign Currency Volatility
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts.
 In addition, some of our transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when converted to their functional currencies. Fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. On average, the euro was weaker versus the U.S. dollar during the first quarter of fiscal 2014 compared to the same prior-year period, increasing the cost of U.S. dollar denominated purchases of merchandise in our European operations. If the euro continues to weaken versus the U.S. dollar during the remainder of fiscal 2014, our product margins in Europe could continue to be unfavorably impacted. The Company enters into derivative financial instruments to offset some but not all of the exchange risk on foreign currency transactions. For additional discussion regarding our exposure to foreign currency risk, forward contracts designated as hedging instruments and forward contracts not designated as hedging instruments, refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Strategy
International Growth. Despite the difficult economic conditions described above, our key long-term strategies remain unchanged. Global expansion continues to be the cornerstone of our long-term growth strategy. Our combined revenues outside of the U.S. and Canada represented approximately half of the Company’s total revenues for the first quarter of fiscal 2014, compared to one-fifth in fiscal 2005. We expect to continue to expand in both our existing European and Asian markets. At the same time, we plan to develop key markets like Brazil, China, Germany, India, Japan, Mexico, the Middle East and Russia.
Productivity Improvements. Our goal is also to drive growth by enhancing the productivity of our existing operations. During the first quarter of fiscal 2014, the Company implemented plans to streamline its operational structure and reduce expenses in both Europe and North America. We will continue to regularly assess and implement initiatives that we believe will build brand equity, grow our business and enhance long-term profitability in each region.
North American Retail. In North American Retail, we plan to increase retail sales and profitability over the long-term by improving the productivity and performance of existing stores, increasing our mix of product offerings at lower price points and shortening our supply chain calendar to allow more flexibility to react to the latest trends. We will also continue to emphasize our e-commerce channel as we develop our omni-channel retail strategy. During the first quarter of fiscal 2014, we opened two retail stores in the U.S. and Canada. In fiscal 2014, we plan to reduce our store openings in the U.S. and Canada as compared to fiscal 2013 to 17 retail stores in total across all concepts as we focus on improving the performance of existing stores. In addition, we plan to remodel key existing locations as part of the roll-out of our new store designs.
Europe. In Europe, over the long-term, we will continue to focus on developing new markets in Northern and Eastern Europe where our brand is well known but still under-penetrated. We have flagship stores in key cities such as Barcelona, Dusseldorf, London, Milan and Paris. Together with our licensee partners, we opened 27 stores during the first three months of fiscal 2014. In addition, we also acquired four stores from one of our European licensees. During fiscal 2014, we plan to continue our expansion in Europe, primarily in Northern and Eastern Europe, by opening 70 retail stores in total, about one-third of which will be operated directly by us. During fiscal 2014, we plan to strategically reduce our store openings in Southern Europe as compared to fiscal 2013 so we can focus on improving the performance of existing stores.
Asia. We see significant market opportunities in Asia and we have dedicated capital and human resources to support the region’s growth and development. We and our partners have opened flagship stores in key cities such as Beijing, Hong Kong, Macau, Seoul and Shanghai, and we have partnered with licensees to develop our business in the second-tier cities in this region. During fiscal 2013, we also partnered with a licensee in China to help our expansion efforts in the northern part of the country. Our strategy in South Korea, with a combined 346 stores and concessions at May 4, 2013, is to improve productivity and expand distribution for both our GUESS? and G by GUESS branded locations. We are also in the process of establishing our direct operations in Japan where we expect to have our first flagship store opened by fiscal 2015. We and our partners opened 11 stores and 13 concessions during the first three months of fiscal 2014 across all of Asia and plan to open between 90 and 100 retail stores and concessions in total across all concepts in Asia during fiscal 2014.
Capital Allocation
The Company’s investments in capital for the full fiscal year 2014 are planned between $80 million and $100 million (after deducting estimated lease incentives of approximately $8 million). The planned investments in capital are primarily for expansion of our retail businesses in Europe and North America and store remodeling programs in North American Retail.
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three months ended May 4, 2013 had the same number of days as the three months ended April 28, 2012.
The Company reports National Retail Federation (“NRF”) calendar comparable store sales on a quarterly basis for our physical stores in the U.S. and Canada excluding the results of our e-commerce sites.  A store is considered comparable after it has been open for 13 full months. If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store is removed from the comparable store base until it has been opened at its new size, in its new location or under its new concept for 13 full months.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 62.8% to $9.9 million, or diluted earnings of $0.12 per common share, for the quarter ended May 4, 2013, compared to net earnings attributable to Guess?, Inc. of $26.6 million, or diluted earnings of $0.30 per common share, for the quarter ended April 28, 2012. During the first quarter of fiscal 2014, the Company implemented plans to streamline its operational structure and reduce expenses in both Europe and North America which resulted in restructuring charges of $2.3 million (or $1.8 million after considering the $0.6 million reduction to income tax expense as a result of the charge), or an unfavorable after-tax impact of $0.02 per share. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $11.7 million and adjusted diluted earnings was $0.14 per common share for the quarter ended May 4, 2013. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended May 4, 2013 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue decreased 5.2% to $548.9 million for the quarter ended May 4, 2013, from $579.3 million in the same prior-year period.

•	Gross margin (gross profit as a percentage of total net revenue) declined 460 basis points to 36.0% for the quarter ended May 4, 2013, compared to 40.6% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses decreased 6.2% to $183.8 million for the quarter ended May 4, 2013, compared to $195.9 million in the same prior-year period. SG&A expenses as a percentage of revenue (“SG&A rate”) decreased by 30 basis points to 33.5% for the quarter ended May 4, 2013, compared to 33.8% in the same prior-year period.

•	The Company incurred $2.3 million in restructuring charges during the quarter ended May 4, 2013.

•
Earnings from operations decreased 71.1% to $11.3 million for the quarter ended May 4, 2013, compared to $39.1 million in the same prior-year period. Operating margin declined by 470 basis points to 2.1% for the quarter ended May 4, 2013, compared to 6.8% in the same prior-year period. The restructuring charges of $2.3 million negatively impacted the operating margin for the quarter ended May 4, 2013 by 40 basis points.

•	Other income, net (including interest income and expense), totaled $5.2 million for the quarter ended May 4, 2013, compared to other income, net of $0.9 million in the same prior-year period.

•	The effective income tax rate increased 100 basis points to 33.0% for the quarter ended May 4, 2013, compared to 32.0% in the same prior-year period.
Key Balance Sheet Accounts

•	The Company had $313.3 million in cash and cash equivalents and short-term investments as of May 4, 2013, down $176.7 million, compared to $490.0 million as of April 28, 2012.

◦
The Company invested $22.1 million to repurchase approximately 0.9 million of its common shares during the first quarter of fiscal 2014. During the second quarter of fiscal 2013, the Company invested $140.1 million to repurchase approximately 5.0 million of its common shares.

◦	During the fourth quarter of fiscal 2013, the Company paid a special cash dividend of $1.20 per share of the Company’s common stock, totaling approximately $102 million.

•
Accounts receivable, which relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business, decreased by $75.5 million, or 23.1%, to $251.1 million at May 4, 2013, compared to $326.6 million at April 28, 2012.

•	Inventory increased by $41.6 million, or 12.4%, to $375.8 million as of May 4, 2013, compared to $334.2 million as of April 28, 2012.
Global Store Count
In the first quarter of fiscal 2014, together with our partners, we opened 41 new stores worldwide, consisting of 27 stores in Europe and the Middle East, 11 stores in Asia, two stores in the U.S. and Canada and one store in South America. Together with our partners, we closed 43 stores worldwide, consisting of 25 stores in Europe and the Middle East, 12 stores in Asia, three stores in the U.S. and Canada and three stores in Central and South America. In the first quarter of fiscal 2014, we also acquired four stores from one of our European licensees.

We ended the first quarter of fiscal 2014 with 1,692 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	511	511	—
Europe and the Middle East	628	248	380
Asia	469	49	420
Central and South America	84	31	53
Total	1,692	839	853
This store count does not include 456 concessions located primarily in South Korea and Greater China, which have been excluded because of their smaller store size in relation to our standard international store size. Of the total 1,692 stores, 1,174 were GUESS? stores, 300 were GUESS? Accessories stores, 119 were G by GUESS stores and 99 were MARCIANO stores.
RESULTS OF OPERATIONS
Three Months Ended May 4, 2013 and April 28, 2012
Consolidated Results
Net Revenue. Net revenue decreased by $30.4 million, or 5.2%, to $548.9 million for the quarter ended May 4, 2013, from $579.3 million for the quarter ended April 28, 2012. In constant U.S. dollars, net revenue decreased by 5.1%. The increases in revenue from expansion of our retail businesses in Europe and North America and growth in our Asian operations were more than offset by lower European wholesale shipments and negative comparable store sales in North American Retail and Europe.
Gross Profit. Gross profit decreased by $37.7 million, or 16.0%, to $197.4 million for the quarter ended May 4, 2013, from $235.1 million in the same prior-year period, due primarily to the unfavorable impact from lower wholesale sales in Europe, negative comparable store sales in North American Retail and Europe and lower overall product margins.
Gross margin decreased 460 basis points to 36.0% for the quarter ended May 4, 2013, from 40.6% in the same prior-year period, due to a higher occupancy rate and lower overall product margins. The higher occupancy rate was driven by negative comparable store sales in North American Retail and lower wholesale shipments in Europe. Product margins declined due primarily to more markdowns in North American Retail.
The Company’s gross margin may not be comparable to that of other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, generally exclude the wholesale-related distribution costs from gross margin, including them instead in SG&A expenses. Additionally, some entities include retail store occupancy costs in SG&A expenses and others, like the Company, include retail store occupancy costs in cost of product sales.
Selling, General and Administrative Expenses. SG&A expenses decreased by $12.1 million, or 6.2%, to $183.8 million for the quarter ended May 4, 2013, from $195.9 million in the same prior-year period. The decrease in SG&A expenses was due primarily to lower corporate expenses.
The Company’s SG&A rate decreased by 30 basis points to 33.5% for the quarter ended May 4, 2013, from 33.8% in the same prior-year period. The SG&A rate was favorably impacted by lower corporate expenses, partially offset by the negative impact on the Company’s fixed cost structure resulting from negative comparable store sales in North American Retail and Europe and a decline in European wholesale shipments.
Restructuring Charges. During the first quarter of fiscal 2014, the Company implemented plans to streamline its operational structure and reduce expenses in both Europe and North America which resulted in restructuring charges of $2.3 million incurred during the quarter ended May 4, 2013.
Earnings from Operations.   Earnings from operations decreased by $27.8 million, or 71.1%, to $11.3 million for the quarter ended May 4, 2013, from $39.1 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations did not have a significant impact on our earnings from operations.

Operating margin decreased 470 basis points to 2.1% for the quarter ended May 4, 2013, compared to 6.8% in the same prior-year period. Operating margin was negatively impacted by lower overall gross margins. The restructuring charges of $2.3 million negatively impacted the operating margin for the quarter ended May 4, 2013 by 40 basis points.
Interest Income (Expense), Net. Interest expense, net was $0.2 million for the quarter ended May 4, 2013, compared to interest income, net of $0.3 million for the quarter ended April 28, 2012 and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges. The change in interest expense, net for the quarter ended May 4, 2013 compared to the same prior-year period was due primarily to lower interest rates on invested cash and lower average invested cash balances.
Other Income, Net. Other income, net was $5.5 million for the quarter ended May 4, 2013, compared to other income, net of $0.6 million in the same prior-year period. Other income, net in the quarter ended May 4, 2013 consisted primarily of net unrealized mark-to-market revaluation gains on foreign currency contracts and net unrealized gains on non-operating assets. Other income, net in the quarter ended April 28, 2012 consisted primarily of net unrealized gains on non-operating assets, partially offset by net unrealized mark-to-market revaluation losses on foreign currency contracts and other foreign currency balances.
Income Taxes.  Income tax expense for the quarter ended May 4, 2013 was $5.5 million, or a 33.0% effective tax rate, compared to income tax expense of $12.8 million, or a 32.0% effective tax rate, in the same prior-year period.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management. The effective income tax rate for the three months ended May 4, 2013 included the impact of $2.3 million in restructuring charges recorded during the first quarter of fiscal 2014. This unfavorably impacted the mix of taxable income among the Company’s tax jurisdictions, resulting in an increase in the effective income tax rate for the first quarter of fiscal 2014 of 110 basis points.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests in subsidiaries for the quarter ended May 4, 2013 was $1.2 million, net of taxes, compared to $0.6 million, net of taxes, in the same prior-year period. The increase was due to higher earnings in our majority-owned European and Mexican subsidiaries, partially offset by the purchase of the remaining 25% interest in our now wholly-owned subsidiary, Focus Europe S.r.l. (“Focus”), during the second quarter of fiscal 2013.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased by $16.7 million, or 62.8%, to $9.9 million for the quarter ended May 4, 2013, from $26.6 million in the same prior-year period. Diluted earnings per share decreased to $0.12 per share for the quarter ended May 4, 2013, compared to $0.30 per share for the quarter ended April 28, 2012. The results for the quarter ended May 4, 2013 included the $0.02 per share restructuring charges. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $11.7 million and adjusted diluted earnings was $0.14 per common share for the quarter ended May 4, 2013. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings from operations by segment for the three months ended May 4, 2013 and April 28, 2012:

	Three Months Ended
	May 4, 2013	Apr 28, 2012	Change	% Change
	(dollars in thousands)
Net revenue:
North American Retail	$238,311	$251,798	$(13,487)	(5.4)%
Europe	165,392	189,815	(24,423)	(12.9)
Asia	71,132	64,835	6,297	9.7
North American Wholesale	43,829	43,918	(89)	(0.2)
Licensing	30,250	28,900	1,350	4.7
Total net revenue	$548,914	$579,266	$(30,352)	(5.2)%
Earnings (loss) from operations:
North American Retail	$(4,233)	$16,990	$(21,223)	(124.9)%
Europe	(5,218)	12,481	(17,699)	(141.8)
Asia	6,964	5,875	1,089	18.5
North American Wholesale	8,649	9,346	(697)	(7.5)
Licensing	26,204	24,586	1,618	6.6
Corporate Overhead	(18,704)	(30,137)	11,433	(37.9)
Restructuring Charges	(2,337)	—	(2,337)
Total earnings from operations	$11,325	$39,141	$(27,816)	(71.1)%
Operating margins:
North American Retail	(1.8%)	6.7%
Europe	(3.2%)	6.6%
Asia	9.8%	9.1%
North American Wholesale	19.7%	21.3%
Licensing	86.6%	85.1%
Total Company	2.1%	6.8%
North American Retail
Net revenue from our North American Retail operations decreased by $13.5 million, or 5.4%, to $238.3 million for the quarter ended May 4, 2013, from $251.8 million in the same prior-year period. The increase in revenue resulting from a larger store base and growth in our e-commerce business was more than offset by negative comparable store sales of 9.8% for our combined U.S. and Canadian stores (negative 9.3% in local currency, which excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores). The store base for the U.S. and Canada increased by an average of nine net additional stores during the quarter ended May 4, 2013 compared to the same prior-year period, resulting in a net 2.2% increase in average square footage.
Earnings from operations for the North American Retail segment decreased by $21.2 million, or 124.9%, to a loss from operations of $4.2 million for the quarter ended May 4, 2013, compared to earnings from operations of $17.0 million in the same prior-year period. The decrease reflects the impact on earnings from negative comparable store sales and lower product margins.
Operating margin decreased 850 basis points to negative 1.8% for the quarter ended May 4, 2013, compared to 6.7% in the same prior-year period. The decrease was driven by an overall deleveraging of SG&A expenses and occupancy costs resulting from the negative comparable store sales and lower product margins due primarily to more markdowns.
In the first quarter of fiscal 2014, we opened two new stores in the U.S. and Canada and closed three stores. At May 4, 2013, we directly operated 511 stores in the U.S. and Canada, comprised of 183 full-priced GUESS? retail stores, 132 GUESS? factory outlet stores, 85 G by GUESS stores, 59 GUESS? Accessories stores and 52 MARCIANO stores. This compares to 503 stores as of April 28, 2012.

Europe
Net revenue from our Europe operations decreased by $24.4 million, or 12.9%, to $165.4 million for the quarter ended May 4, 2013, from $189.8 million in the same prior-year period. In local currency, revenue decreased by 12.4% versus the same prior-year period. The increase in revenue from the expansion of our directly operated retail business was more than offset by lower revenue from our European wholesale business and a percentage decline in the high-single digits for comparable store sales versus the same prior-year period. We grew our business in newer markets, including Russia and Germany, though this growth was more than offset by declines in more mature markets such as Italy and France. In addition, shipments for our existing wholesale business were negatively impacted in the current quarter compared to the same prior-year period due to earlier spring product deliveries that mostly benefited the fourth quarter of fiscal 2013. At May 4, 2013, we directly operated 248 stores in Europe compared to 191 stores at April 28, 2012, excluding concessions, which represents a 29.8% increase over the prior year first quarter end.
Earnings from operations from our Europe segment decreased by $17.7 million, or 141.8%, to a loss from operations of $5.2 million for the quarter ended May 4, 2013, compared to earnings from operations of $12.5 million in the same prior-year period. The decrease resulted from the negative impact on earnings from lower wholesale shipments and lower product margins. These decreases were partially offset by higher profits from the growth in retail stores, net of higher occupancy costs and higher store selling expenses.
Operating margin decreased 980 basis points to negative 3.2% for the quarter ended May 4, 2013, compared to 6.6% in the same prior-year period. The decline in operating margin was driven by lower gross margins and a higher SG&A rate. The lower gross margin was driven primarily by a higher occupancy rate due to lower wholesale shipments and retail expansion. The higher SG&A rate was driven mainly by the negative impact on the Company’s fixed cost structure resulting from a decline in European wholesale shipments and negative comparable store sales and higher store selling expenses due to retail expansion.
Asia
Net revenue from our Asia operations increased by $6.3 million, or 9.7%, to $71.1 million for the quarter ended May 4, 2013, from $64.8 million in the same prior-year period. In constant U.S. dollars, net revenue increased by 8.0% versus the same prior-year period. The increase in revenue was driven by growth in our South Korea business due primarily to retail expansion. We continued to grow our operations in Asia, where we and our partners opened 11 stores and 13 concessions during the quarter ended May 4, 2013.
Earnings from operations for the Asia segment increased by $1.1 million, or 18.5%, to $7.0 million for the quarter ended May 4, 2013, from $5.9 million in the same prior-year period. The increase was driven primarily by the favorable impact to earnings from higher revenue, partially offset by higher occupancy costs due to a larger retail store base.
Operating margin increased 70 basis points to 9.8% for the quarter ended May 4, 2013, compared to 9.1% in the same prior-year period. The increase in operating margin was driven primarily by a lower SG&A rate due to lower performance-based compensation, partially offset by a higher occupancy rate resulting from retail expansion in Greater China.
North American Wholesale
Net revenue from our North American Wholesale operations was relatively flat at $43.8 million for the quarter ended May 4, 2013, compared to $43.9 million in the same prior-year period. In constant U.S. dollars, net revenue decreased by 0.3% compared to the same prior-year period.
Earnings from operations from our North American Wholesale segment decreased by $0.7 million, or 7.5%, to $8.6 million for the quarter ended May 4, 2013, from $9.3 million in the same prior-year period. The decrease was due primarily to the unfavorable impact to earnings from lower gross margins and increased personnel-related expenses.

Operating margin decreased 160 basis points to 19.7% for the quarter ended May 4, 2013, compared to 21.3% in the same prior-year period, due primarily to lower gross margins driven by an unfavorable business mix in our U.S. wholesale operations and a higher SG&A rate driven by increased personnel-related expenses.
Licensing
Net royalty revenue from Licensing operations increased by $1.4 million, or 4.7%, to $30.3 million for the quarter ended May 4, 2013, from $28.9 million in the same prior-year period.
Earnings from operations from our Licensing segment increased by $1.6 million, or 6.6%, to $26.2 million for the quarter ended May 4, 2013, from $24.6 million in the same prior-year period. The increase was driven primarily by higher revenue.
Corporate Overhead
Unallocated corporate overhead decreased by $11.4 million to $18.7 million for the quarter ended May 4, 2013, from $30.1 million in the same prior-year period. The decrease was driven primarily by lower legal fees.
NON-GAAP MEASURES
The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share for the quarter ended May 4, 2013 reflect the impact of restructuring charges which affects the comparability of those reported results. Those financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of this item. The Company has excluded these restructuring charges, and related tax impact, from its adjusted financial measures primarily because it does not believe such charges reflect the Company’s ongoing operating results or future outlook. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful as an additional means for investors to evaluate the comparability of the Company’s operating results when reviewed in conjunction with the Company’s GAAP financial statements.  The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for the quarter ended May 4, 2013 exclude the impact of restructuring charges. During the first quarter of fiscal 2014, the Company implemented plans to streamline its operational structure and reduce expenses in both Europe and North America which resulted in restructuring charges of $2.3 million (or $1.8 million after considering a $0.6 million reduction to income tax expense as a result of the charges), or an unfavorable after-tax impact of $0.02 per share in the quarter ended May 4, 2013. Net earnings attributable to Guess?, Inc. for the quarter ended May 4, 2013 was $9.9 million and diluted earnings per common share for the quarter ended May 4, 2013 was $0.12. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. for the quarter ended May 4, 2013 was $11.7 million and adjusted diluted earnings per common share for the quarter ended May 4, 2013 was $0.14.
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

LIQUIDITY AND CAPITAL RESOURCES
We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the three months ended May 4, 2013, the Company relied primarily on trade credit, available cash, real estate leases, and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and any dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, as necessary, under our existing Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.”
As of May 4, 2013, the Company had cash and cash equivalents of $306.4 million and short-term investments of $6.9 million. Approximately 75% of the Company’s cash and cash equivalents were held outside of the U.S. As of May 4, 2013, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the United States. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income tax, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not indicate a need to repatriate them to fund our U.S. operations.
Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts and four diversified money market funds. The money market funds are AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. Please see “—Important Notice Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2013 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
The Company has presented below the cash flow performance comparison of the three months ended May 4, 2013, versus the three months ended April 28, 2012.
Operating Activities
Net cash provided by operating activities was $31.7 million for the three months ended May 4, 2013, compared to $36.7 million for the three months ended April 28, 2012, or a decrease of $5.0 million. The decrease was driven primarily by lower net earnings for the three month period ended May 4, 2013 versus the same prior-year period, partially offset by the favorable impact of changes in working capital. The change in working capital was driven primarily by lower accounts receivable from our European wholesale business.
Investing Activities
Net cash used in investing activities was $10.1 million for the three months ended May 4, 2013, compared to $31.4 million for the three months ended April 28, 2012. Cash used in investing activities related primarily to capital expenditures incurred on existing store remodeling programs in North American Retail and the expansion of our Europe and North American Retail businesses. In addition, the settlement of forward currency contracts designated as hedging instruments and the cost of any business acquisitions are also included in cash flows used in investing activities.
The decrease in cash used in investing activities related primarily to a lower level of spending on new store expansion in North American Retail and investments in information systems, lower investments in business acquisitions in our European business and timing of cash receipts on other long-term assets during the three months ended May 4, 2013 compared to the same prior-year period. During the three months ended May 4, 2013, the Company opened 15 directly operated stores compared to 13 directly operated stores that were opened in the comparable prior-year period. In the first quarter of fiscal 2014, we also acquired four stores from one of our European licensees.
Financing Activities
Net cash used in financing activities was $37.9 million for the three months ended May 4, 2013, compared to $17.5 million for the three months ended April 28, 2012. The increase in net cash used in financing activities in the current period compared to the prior year was due primarily to repurchases of shares of the Company’s common stock during the current period. During the three months ended May 4, 2013, the Company repurchased 882,551 shares under the 2011 and 2012 Share Repurchase Programs at an aggregate cost of $22.1 million.
Effect of Exchange Rates on Cash
During the three months ended May 4, 2013, changes in foreign currency translation rates decreased our reported cash and cash equivalents balance by $6.3 million. This compares to an increase of $0.8 million in cash and cash equivalents driven by changes in foreign currency translation rates during the three months ended April 28, 2012.
Working Capital
At May 4, 2013, the Company had net working capital (including cash and cash equivalents) of $714.8 million compared to $722.3 million at February 2, 2013 and $852.3 million at April 28, 2012. The lower net working capital is due primarily to repurchases of the Company’s common shares in the second quarter of fiscal 2013 and in the first quarter of fiscal 2014 at a total aggregate cost of $162.2 million and the payment of a special dividend in the fourth quarter of fiscal 2013 of $1.20 per common share totaling approximately $102 million. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable at May 4, 2013 amounted to $251.1 million, down $75.5 million, compared to $326.6 million at April 28, 2012. The accounts receivable balance relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business. The decrease in accounts receivable was driven primarily by lower European wholesale shipments during the first quarter of fiscal 2014. As of May 4, 2013, approximately 59% of our total trade receivables were insured for collection purposes or subject to certain bank guarantees or letters of credit. In Europe, approximately 75% of our trade receivables were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at May 4, 2013 increased to $375.8 million, or 12.4%, compared to $334.2 million at April 28, 2012. The softer sales in Europe and North American Retail during the first quarter of fiscal 2014 both contributed to the increase in inventory. The increase also supports the growth of our international retail business and expansion of our G by GUESS store concept in the U.S. and South Korea.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.20 per common share.
On May 30, 2013, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. The cash dividend will be paid on June 28, 2013 to shareholders of record as of the close of business on June 12, 2013.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based on a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.
Capital Expenditures
Gross capital expenditures totaled $17.3 million, before deducting lease incentives of $0.3 million, for the three months ended May 4, 2013. This compares to gross capital expenditures of $25.4 million, before deducting lease incentives of $3.9 million, for the three months ended April 28, 2012. The Company’s investments in capital for the full fiscal year 2014 are planned between $80 million and $100 million (after deducting estimated lease incentives of approximately $8 million). The planned investments in capital are primarily for expansion of our retail businesses in Europe and North America and store remodeling programs in North American Retail.
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
On August 31, 2012, the Company increased its borrowing capacity under the Credit Facility from $200 million to $300 million by exercising the accordion feature in the Credit Facility pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Facility with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Facility and (ii) access to a new $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount. At May 4, 2013, the Company had $3.2 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
The Credit Facility requires the Company to comply with a leverage ratio and a fixed charge coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. The Credit Facility also limits the Company’s ability to pay dividends unless immediately after giving effect thereto the aggregate amount of unrestricted cash and cash equivalents held by Guess?, Inc. and its domestic subsidiaries is at least $50 million. The Company may need to borrow against this facility periodically to ensure it will continue to meet the requirements of this covenant. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. The Credit Facility allows for both secured and unsecured borrowings outside of the Credit Facility up to specified amounts.
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at May 4, 2013, the Company could have borrowed up to $135.1 million under these agreements. At May 4, 2013, the Company had no outstanding borrowings and $5.0 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 3.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $45.9 million that has a minimum net equity requirement, there are no other financial ratio covenants.
The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At May 4, 2013, the capital lease obligation was $9.3 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability at May 4, 2013 was approximately $0.7 million.

From time to time, the Company will obtain other short-term financing in foreign countries for working capital to finance its local operations.
Share Repurchases
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the existing 2011 Share Repurchase Program. Repurchases under either program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under either program and programs may be discontinued at any time, without prior notice. During the three months ended May 4, 2013, the Company repurchased 882,551 shares under the 2011 and 2012 Share Repurchase Programs at an aggregate cost of $22.1 million. At May 4, 2013, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock and no remaining authority to purchase shares under the 2011 Share Repurchase Program.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and expects to continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments may vary, depending on current estimates of final annual compensation and investment performance of the trust. The cash surrender values of the insurance policies were $49.3 million and $47.9 million as of May 4, 2013 and February 2, 2013, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.5 million and $1.2 million in other income during the three months ended May 4, 2013 and April 28, 2012, respectively.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of June 1, 2013, consisting primarily of orders for fashion apparel, was $56.6 million, compared to $75.0 million in constant U.S. dollars at June 2, 2012, a decrease of 24.5%. We estimate that if we were to normalize the orders for the scheduling of market weeks the current backlog would have decreased by 6.8% compared to the prior year.
Europe Backlog. As of June 3, 2013, the European wholesale backlog was €197.2 million, compared to €225.2 million at May 28, 2012, a decrease of 12.4%. The backlog as of June 3, 2013 is comprised of sales orders for the Spring/Summer 2013, Fall/Winter 2013 and Spring/Summer 2014 seasons.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 2, 2013 filed with the SEC on April 1, 2013. There have been no significant changes to our critical accounting policies during the three months ended May 4, 2013.
RECENTLY ISSUED ACCOUNTING GUIDANCE
There is no new accounting guidance issued by the FASB but not yet adopted by the Company that is expected to have a significant effect on the Company’s consolidated financial position, results of operations or disclosures.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the three months ended May 4, 2013 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part 1, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
Various transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound intercompany liabilities. In addition, certain operating expenses and tax liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company is also subject to certain translation and economic exposures related to its net investment in certain of its international subsidiaries. The Company enters into derivative financial instruments to offset some but not all of its exchange risk. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.
Derivatives Designated As Hedging Instruments
Cash Flow Hedges
During the three months ended May 4, 2013, the Company purchased U.S. dollar forward contracts in Europe totaling US$37.4 million to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. There were no U.S. dollar forward contracts that were purchased in Canada during the three months ended May 4, 2013. As of May 4, 2013, the Company had forward contracts outstanding for its European and Canadian operations of US$117.7 million and US$30.0 million, respectively, which are expected to mature over the next 13 months. The Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of May 4, 2013, accumulated other comprehensive income included a net unrealized gain of approximately $1.9 million, net of tax, which will be recognized in other income or cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At May 4, 2013, the net unrealized gain of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.9 million.
At February 2, 2013, the Company had forward contracts outstanding for its European and Canadian operations of US$106.9 million and US$40.3 million, respectively, that were designated as cash flow hedges. At February 2, 2013, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $2.5 million.
Net Investment Hedges
During the three months ended May 4, 2013, the Company purchased U.S. dollar forward contracts in Europe totaling US$17.9 million to hedge the net investments in certain of the Company’s international subsidiaries that were designated as net investment hedges. As of May 4, 2013, the Company had forward contracts outstanding for its European net investments of US$17.9 million which are expected to mature over the next one month. Changes in the fair value of these U.S. dollar forward contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are not recognized in income until the sale or liquidation of the hedged net investment.
The loss recognized in foreign currency translation adjustment component of accumulated other comprehensive income (loss) was immaterial during the three months ended May 4, 2013. At May 4, 2013, the net unrealized loss of the open forward contracts recorded in the Company’s condensed consolidated balance sheet was immaterial.
As of February 2, 2013, there were no forward contracts that were designated as net investment hedges.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges or net investment hedges are reported in net earnings as part of other income and expense. For the three months ended May 4, 2013, the Company recorded a net gain of $3.8 million for its euro, Canadian dollar and British pound foreign currency contracts not designated as hedges, which has been included in other income. At May 4, 2013, the Company had euro foreign currency contracts to purchase US$122.2 million expected to mature over the next 14 months, Canadian dollar foreign currency contracts to purchase US$22.0 million expected to mature over the next four months and GBP2.0 million of foreign currency contracts to purchase euros expected to mature over the next four months. At May 4, 2013, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.8 million.
At February 2, 2013, the Company had euro foreign currency contracts to purchase US$90.2 million, Canadian dollar foreign currency contracts to purchase US$39.7 million and GBP4.7 million of foreign currency contracts to purchase euros. At February 2, 2013, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.7 million.
Sensitivity Analysis
At May 4, 2013, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$309.8 million, the fair value of the instruments would have decreased by $34.4 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $28.2 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
Interest Rate Risk
At May 4, 2013, approximately 98% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expense. The change in the unrealized fair value of the interest swap increased other income, net by $0.1 million during the three months ended May 4, 2013. Substantially all of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the three months ended May 4, 2013.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At May 4, 2013 and February 2, 2013, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.
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
There was no change in our internal control over financial reporting during the first quarter of fiscal 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court's ruling in the Milan matter.
Although the Company believes that it has a strong position and will continue to vigorously defend each of these remaining matters (including the appeal of the Milan decision), it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations.
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of May 4, 2013 or February 2, 2013 related to any of the Company’s legal proceedings.

ITEM 1A.	Risk Factors.
There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended February 2, 2013, filed with the SEC on April 1, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
February 3, 2013 to March 2, 2013
Repurchase program(1)	—	—	—	$517,863,749
Employee transactions(2)	876	$28.61	—	—
March 3, 2012 to April 6, 2013
Repurchase program(1)	688,272	$24.88	688,272	$500,736,135
Employee transactions(2)	4,935	$25.46	—	—
April 7, 2013 to May 4, 2013
Repurchase program(1)	194,279	$25.48	194,279	$495,786,484
Employee transactions(2)	—	—	—	—
Total
Repurchase program(1)	882,551	$25.02	882,551
Employee transactions(2)	5,811	$25.93	—

________________________________

(1)
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the existing 2011 Share Repurchase Program. Repurchases under either program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under either program and programs may be discontinued at any time, without prior notice.

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

3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed July 30, 1996).
†10.1.	Employment Letter Agreement dated January 6, 2012 between the Registrant and Chet Kuchinad.*
†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	June 10, 2013	By:	/s/ PAUL MARCIANO
Paul Marciano
Chief Executive Officer and Vice Chairman of the Board

Date:	June 10, 2013	By:	/s/ NIGEL KERSHAW
Nigel Kershaw
Interim Chief Financial Officer
(Interim Principal Financial Officer)