Form 10-Q
period 2013-08-03
GUESS INC
filed 2013-09-09
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of September 5, 2013 the registrant had 84,892,646 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	Aug 3, 2013	Feb 2, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$343,725	$329,021
Short-term investments	5,022	6,906
Accounts receivable, net	271,826	316,863
Inventories	400,141	369,712
Other current assets	108,381	84,723
Total current assets	1,129,095	1,107,225
Property and equipment, net	341,378	355,729
Goodwill	38,661	39,287
Other intangible assets, net	14,611	16,032
Long-term deferred tax assets	40,711	43,063
Other assets	116,547	152,170
	$1,681,003	$1,713,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$3,015	$1,901
Accounts payable	198,388	191,143
Accrued expenses	171,204	191,922
Total current liabilities	372,607	384,966
Capital lease obligations	7,210	8,314
Deferred rent and lease incentives	91,601	94,218
Other long-term liabilities	115,919	121,996
	587,337	609,494
Redeemable noncontrolling interests	3,996	3,144

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 139,146,044 and 138,812,082 shares, outstanding 84,846,397 and 85,367,984 shares, at August 3, 2013 and February 2, 2013, respectively	848	853
Paid-in capital	431,773	423,387
Retained earnings	1,178,601	1,162,982
Accumulated other comprehensive loss	(17,627)	(2,461)
Treasury stock, 54,299,647 and 53,444,098 shares at August 3, 2013 and February 2, 2013, respectively	(519,613)	(497,769)
Guess?, Inc. stockholders’ equity	1,073,982	1,086,992
Nonredeemable noncontrolling interests	15,688	13,876
Total stockholders’ equity	1,089,670	1,100,868
	$1,681,003	$1,713,506

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	Aug 3, 2013	Jul 28, 2012	Aug 3, 2013	Jul 28, 2012
Product sales	$611,894	$608,383	$1,130,558	$1,158,749
Net royalties	27,118	27,010	57,368	55,910
Net revenue	639,012	635,393	1,187,926	1,214,659
Cost of product sales	390,480	383,833	741,968	728,023
Gross profit	248,532	251,560	445,958	486,636
Selling, general and administrative expenses	181,623	194,259	365,387	390,194
Restructuring charges	6,129	—	8,466	—
Earnings from operations	60,780	57,301	72,105	96,442
Other income (expense):
Interest expense	(365)	(397)	(914)	(781)
Interest income	475	815	809	1,509
Other income (expense), net	(139)	5,442	5,318	6,010
	(29)	5,860	5,213	6,738

Earnings before income tax expense	60,751	63,161	77,318	103,180
Income tax expense	20,048	20,212	25,515	33,018
Net earnings	40,703	42,949	51,803	70,162
Net earnings attributable to noncontrolling interests	837	50	2,021	617
Net earnings attributable to Guess?, Inc.	$39,866	$42,899	$49,782	$69,545

Net earnings per common share attributable to common stockholders (Note 2):
Basic	$0.47	$0.49	$0.59	$0.78
Diluted	$0.47	$0.49	$0.58	$0.78

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	84,080	86,972	84,331	88,081
Diluted	84,347	87,237	84,563	88,384

Dividends declared per common share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	Aug 3, 2013	Jul 28, 2012	Aug 3, 2013	Jul 28, 2012
Net earnings	$40,703	$42,949	$51,803	$70,162
Other comprehensive income (loss):
Foreign currency translation adjustment
Gains (losses) arising during the period	2,504	(52,888)	(29,507)	(49,247)
Less income tax effect	(114)	11,375	7,483	10,454
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	227	8,314	4,897	7,440
Less income tax effect	(163)	(1,053)	(745)	(673)
Reclassification to net income for gains realized	(508)	(832)	(966)	(3,453)
Less income tax effect	84	99	154	420
Marketable securities
Gains (losses) arising during the period	(132)	(135)	(33)	97
Less income tax effect	51	52	11	(37)
Supplemental Executive Retirement Plan (“SERP”)
Plan amendment	4,529	—	4,529	—
Less income tax effect	(1,733)	—	(1,733)	—
Actuarial loss amortization	277	835	554	1,670
Prior service cost amortization	156	155	311	310
Less income tax effect	(165)	(378)	(330)	(756)
Total comprehensive income	45,716	8,493	36,428	36,387
Less comprehensive income attributable to noncontrolling interests:
Net earnings	837	50	2,021	617
Foreign currency translation adjustment	(561)	(521)	(209)	(519)
Amounts attributable to noncontrolling interests	276	(471)	1,812	98
Comprehensive income attributable to Guess?, Inc.	$45,440	$8,964	$34,616	$36,289

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	Aug 3, 2013	Jul 28, 2012
Cash flows from operating activities:
Net earnings	$51,803	$70,162
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	43,327	42,369
Amortization of intangible assets	981	1,147
Share-based compensation expense	5,999	8,643
Unrealized forward contract gains	(1,601)	(2,992)
Net loss on disposition of property and equipment	7,290	386
Other items, net	(3,215)	1,491
Changes in operating assets and liabilities:
Accounts receivable	38,950	(10,708)
Inventories	(33,156)	(55,831)
Prepaid expenses and other assets	4,752	3,268
Accounts payable and accrued expenses	(15,890)	(22,768)
Deferred rent and lease incentives	(2,354)	3,522
Other long-term liabilities	5,281	5,964
Net cash provided by operating activities	102,167	44,653
Cash flows from investing activities:
Purchases of property and equipment	(40,445)	(49,966)
Changes in other long-term assets	7,804	(7,946)
Proceeds from maturity of investment	1,826	—
Acquisition of businesses, net of cash acquired	(653)	(15,980)
Net cash settlement of forward contracts	1,468	4,375
Net cash used in investing activities	(30,000)	(69,517)
Cash flows from financing activities:
Proceeds from short-term borrowings	1,294	—
Repayment of borrowings and capital lease obligations	(1,002)	(970)
Dividends paid	(34,100)	(36,095)
Purchase of redeemable noncontrolling interest	—	(4,185)
Noncontrolling interest capital contributions	521	—
Noncontrolling interest capital distributions	—	(3,086)
Issuance of common stock, net of nonvested award repurchases	3,259	1,760
Excess tax benefits from share-based compensation	221	45
Purchase of treasury stock	(22,099)	(140,262)
Net cash used in financing activities	(51,906)	(182,793)
Effect of exchange rates on cash and cash equivalents	(5,557)	(12,211)
Net change in cash and cash equivalents	14,704	(219,868)
Cash and cash equivalents at beginning of period	329,021	491,805
Cash and cash equivalents at end of period	$343,725	$271,937

Supplemental cash flow data:
Interest paid	$537	$468
Income taxes paid	$50,986	$45,459

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 3, 2013
(unaudited)

(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of August 3, 2013 and February 2, 2013, the condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three and six months ended August 3, 2013 and July 28, 2012, and the condensed consolidated statements of cash flows for the six months ended August 3, 2013 and July 28, 2012. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended August 3, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 2, 2013.
The Company has made certain reclassifications to the prior year’s consolidated financial statements to conform to classifications in the current year. These reclassifications had no impact on previously reported results from operations or net cash provided by operating activities.
The three and six months ended August 3, 2013 had the same number of days as the three and six months ended July 28, 2012. All references herein to “fiscal 2014”, “fiscal 2013” and “fiscal 2012” represent the results of the 52-week fiscal year ending February 1, 2014, the 53-week fiscal year ended February 2, 2013 and the 52-week fiscal year ended January 28, 2012, respectively.
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
In July 2013, the FASB issued authoritative guidance which requires that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar loss or a tax credit carryforward, if specific criteria are met. This guidance is effective for fiscal periods beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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
The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Aug 3, 2013	Jul 28, 2012	Aug 3, 2013	Jul 28, 2012
Net earnings attributable to Guess?, Inc.	$39,866	$42,899	$49,782	$69,545
Less net earnings attributable to nonvested restricted stockholders	351	298	410	460
Net earnings attributable to common stockholders	$39,515	$42,601	$49,372	$69,085

Weighted average common shares used in basic computations	84,080	86,972	84,331	88,081
Effect of dilutive securities:
Stock options and restricted stock units	267	265	232	303
Weighted average common shares used in diluted computations	84,347	87,237	84,563	88,384

Net earnings per common share attributable to common stockholders:
Basic	$0.47	$0.49	$0.59	$0.78
Diluted	$0.47	$0.49	$0.58	$0.78
For the three months ended August 3, 2013 and July 28, 2012, equity awards granted for 1,061,684 and 1,541,867, respectively, of the Company's common shares and for the six months ended August 3, 2013 and July 28, 2012, equity awards granted for 1,412,576 and 1,328,398, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. For the three and six months ended August 3, 2013, the Company also excluded 243,700 nonvested stock units which are subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common share equivalents outstanding because the performance condition had not yet been achieved as of August 3, 2013. There were no nonvested stock options or units in the comparable prior-year periods which remained subject to a performance condition as of July 28, 2012.
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the 2011 Share Repurchase Program. Repurchases under programs may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under programs and programs may be discontinued at any time, without prior notice. During the six months ended August 3, 2013, the Company repurchased 882,551 shares under the 2011 and 2012 Share Repurchase Programs at an aggregate cost of $22.1 million. All such share repurchases were made during the three months ended May 4, 2013. At August 3, 2013, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock and no remaining authority to purchase shares under the 2011 Share Repurchase Program.

(3)	Stockholders’ Equity and Redeemable Noncontrolling Interests
A reconciliation of the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended February 2, 2013 and six months ended August 3, 2013 is as follows (in thousands):

	Stockholders’ Equity
	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balances at January 28, 2012	$1,175,630	$18,635	$1,194,265	$8,293
Net earnings	178,744	2,742	181,486	—
Foreign currency translation adjustment, net of income tax of ($13,769)	22,025	322	22,347	65
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of $1,056	(6,041)	—	(6,041)	—
Gain on marketable securities, net of income tax of ($85)	139	—	139	—
SERP prior service cost and actuarial valuation gain (loss) and related amortization, net of income tax of ($2,855)	4,613	—	4,613	—
Issuance of common stock under stock compensation plans, net of tax effect	1,362	—	1,362	—
Issuance of stock under ESPP	1,186	—	1,186	—
Share-based compensation	16,285	—	16,285	—
Dividends	(172,792)	—	(172,792)	—
Share repurchases	(140,262)	—	(140,262)	—
Purchase of redeemable noncontrolling interest	4,857	(4,857)	—	(4,185)
Noncontrolling interest capital contribution	—	1,488	1,488	—
Noncontrolling interest capital distribution	—	(4,237)	(4,237)	—
Redeemable noncontrolling interest redemption value adjustment	1,246	(217)	1,029	(1,029)
Balances at February 2, 2013	$1,086,992	$13,876	$1,100,868	$3,144
Net earnings	49,782	2,021	51,803	—
Foreign currency translation adjustment, net of income tax of $7,483	(21,815)	(209)	(22,024)	(79)
Gain on derivative financial instruments designated as cash flow hedges, net of income tax of ($591)	3,340	—	3,340	—
Loss on marketable securities, net of income tax of $11	(22)	—	(22)	—
SERP plan amendment, prior service cost and actuarial valuation amortization, net of income tax of ($2,063)	3,331	—	3,331	—
Issuance of common stock under stock compensation plans, net of tax effect	2,468	—	2,468	—
Issuance of stock under ESPP	565	—	565	—
Share-based compensation	5,999	—	5,999	—
Dividends	(34,149)	—	(34,149)	—
Share repurchases	(22,099)	—	(22,099)	—
Noncontrolling interest capital contribution	—	—	—	521
Redeemable noncontrolling interest redemption value adjustment	(410)	—	(410)	410
Balances at August 3, 2013	$1,073,982	$15,688	$1,089,670	$3,996

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three and six months ended August 3, 2013 are as follows (in thousands):

	Foreign currency translation adjustment	Derivative financial instruments designated as cash flow hedges	Marketable securities	SERP	Total
Balances at May 4, 2013	$(14,148)	$1,918	$169	$(11,140)	$(23,201)
Gains (losses) arising during the period	2,951	64	(81)	2,796	5,730
Reclassification to net income for (gains) losses realized	—	(424)	—	268	(156)
Net other comprehensive income (loss)	2,951	(360)	(81)	3,064	5,574
Balances at August 3, 2013	$(11,197)	$1,558	$88	$(8,076)	$(17,627)

	Foreign currency translation adjustment	Derivative financial instruments designated as cash flow hedges	Marketable securities	SERP	Total
Balances at February 2, 2013	$10,618	$(1,782)	$110	$(11,407)	$(2,461)
Gains (losses) arising during the period	(21,815)	4,152	(22)	2,796	(14,889)
Reclassification to net income for (gains) losses realized	—	(812)	—	535	(277)
Net other comprehensive income (loss)	(21,815)	3,340	(22)	3,331	(15,166)
Balances at August 3, 2013	$(11,197)	$1,558	$88	$(8,076)	$(17,627)
Details on reclassifications out of accumulated other comprehensive income (loss) to net income during the three and six months ended August 3, 2013 are as follows (in thousands):

	Three Months Ended	Six Months Ended	Location of (Gain)/Loss Reclassified from Accumulated OCI into Income
	Aug 3, 2013	Aug 3, 2013
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(393)	$(872)	Cost of sales
Foreign exchange currency contracts	(115)	(94)	Other income/expense
Less income tax effect	84	154	Income tax expense
	(424)	(812)
SERP:
Actuarial loss amortization	277	554	(1)
Prior service cost amortization	156	311	(1)
Less income tax effect	(165)	(330)	Income tax expense
	268	535
Total reclassifications during the period ended August 3, 2013	$(156)	$(277)
__________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. Refer to Note 13 for further information.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest from the acquisition of its majority-owned subsidiary, Guess Sud SAS (“Guess Sud”). The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holders by providing written notice to the Company any time after January 30, 2012. The put arrangement is recorded on the balance sheet at its expected redemption value and classified as a redeemable noncontrolling interest outside of permanent equity. On May 15, 2012, the Company and the noncontrolling interest holders executed an amendment to the Guess Sud put arrangement which modified the put price to be based on the value of specified net tangible and intangible assets of Guess Sud instead of being based on a multiple of Guess Sud’s earnings before interest, taxes, depreciation and amortization. The redemption value of the Guess Sud redeemable put arrangement was $3.5 million and $3.1 million at August 3, 2013 and February 2, 2013, respectively.
During the second quarter of fiscal 2014, the Company entered into a majority-owned joint venture to establish Guess Brasil Comércio e Distribuição S.A. ("Guess Brazil"). The Company funded $0.8 million to obtain a 60% interest in Guess Brazil and is subject to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest. The put arrangement may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in fiscal 2020, or sooner in certain limited circumstances, and every third anniversary thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil's earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The redemption value of the Guess Brazil redeemable put arrangement was $0.5 million at August 3, 2013.
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
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia. The Company provided for allowances relating to these receivables of $36.0 million and $38.4 million at August 3, 2013 and February 2, 2013, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $8.9 million and $8.8 million at August 3, 2013 and February 2, 2013, respectively, for which the Company provided for an allowance for doubtful accounts of $0.3 million at each of the periods ended August 3, 2013 and February 2, 2013. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)	Inventories
Inventories consist of the following (in thousands):

	Aug 3, 2013	Feb 2, 2013
Raw materials	$20,057	$14,706
Work in progress	1,969	1,765
Finished goods	378,115	353,241
	$400,141	$369,712
As of August 3, 2013 and February 2, 2013, the Company had an allowance to write-down inventories to the lower of cost or market of $23.0 million and $20.4 million, respectively.

(6)	Restructuring Charges
During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring charges related primarily to severance, impairment and lease termination costs of $6.1 million and $8.5 million during the three and six months ended August 3, 2013, respectively. As of August 3, 2013, the Company had a balance of approximately $4.4 million in accrued expenses for amounts expected to be paid during the remainder of fiscal 2014. The Company currently estimates that it may incur an additional $2.0 million to $4.0 million in future cash-related severance and lease termination costs during fiscal 2014 as facilities are vacated.
The following table summarizes the components of the restructuring activity during the three and six months ended August 3, 2013 (in thousands):

	Three Months Ended Aug 3, 2013
	Severance	Impairment and Lease Termination	Total
Beginning balance	$1,368	$—	$1,368
Charges to operations	4,092	2,037	6,129
Non-cash write-offs	—	(1,921)	(1,921)
Cash payments	(1,244)	(97)	(1,341)
Foreign currency and other adjustments	160	(15)	145
Ending balance	$4,376	$4	$4,380

	Six Months Ended Aug 3, 2013
	Severance	Impairment and Lease Termination	Total
Beginning balance	$—	$—	$—
Charges to operations	7,239	1,227	8,466
Non-cash write-offs	—	(1,111)	(1,111)
Cash payments	(2,992)	(97)	(3,089)
Foreign currency and other adjustments	129	(15)	114
Ending balance	$4,376	$4	$4,380

(7)	Income Taxes
Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The Company’s effective income tax rate increased to 33.0% for the six months ended August 3, 2013 from 32.0% for the six months ended July 28, 2012.
The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, could incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest and net of federal tax benefits, of $4.4 million at each of the periods ended August 3, 2013 and February 2, 2013.
Italian Tax Settlement
In January 2013, to avoid a potentially long and costly litigation process, the Company reached an agreement with the Italian tax authority regarding an ongoing audit of one of the Company’s Italian subsidiaries. The agreement covered fiscal years 2008 through 2013 (with fiscal year 2013 remaining subject to final documentation). As a result of the agreement during the fourth quarter of fiscal 2013, the Company recorded a settlement charge of $12.8 million (including penalty and interest and net of related offsets in other tax jurisdictions) in excess of prior uncertain tax position reserves of $11.7 million. As part of the agreement, a portion of the amount payable to the Italian tax authority will be payable in four installments during fiscal 2015, and as such, €3.0 million (US$4.0 million) is included in other long-term liabilities in the Company’s condensed consolidated balance sheet as of August 3, 2013. At February 2, 2013, the Company included €9.1 million (US$12.4 million) in other long-term liabilities related to this agreement.
The Company was advised by its Italian counsel that tax audits like this one in Italy involving proposed income adjustments greater than €2 million are automatically referred for review by a public prosecutor who may seek to pursue charges or close the matter, and that resulting criminal charges, if any, would be instituted against individuals rather than against the affected companies under Italian law. Consistent with this process, a review proceeding by a prosecutor in Italy was initiated with respect to one current and two former members of the Guess European management team and the Company’s former President (as the signing officer for certain Italian tax returns covering the relevant periods). In July 2013, the matter was closed based on the prosecutor's recommendation.

(8)	Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: North American Retail, Europe, Asia, North American Wholesale and Licensing. Management evaluates segment performance based primarily on revenues and earnings from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and each segment's performance is evaluated. The North American Retail segment includes the Company’s retail operations in North America. The Europe segment includes the Company’s wholesale and retail operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale and retail operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and export sales to Central and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal.
Net revenue and earnings from operations are summarized as follows for the three and six months ended August 3, 2013 and July 28, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	Aug 3, 2013	Jul 28, 2012	Aug 3, 2013	Jul 28, 2012
Net revenue:
North American Retail	$254,313	$253,012	$492,624	$504,810
Europe	250,372	246,917	415,764	436,732
Asia	65,852	66,826	136,984	131,661
North American Wholesale	41,357	41,628	85,186	85,546
Licensing	27,118	27,010	57,368	55,910
Total net revenue	$639,012	$635,393	$1,187,926	$1,214,659
Earnings (loss) from operations:
North American Retail	$10,390	$16,761	$6,157	$33,751
Europe	39,275	24,622	34,057	37,103
Asia	5,039	4,019	12,003	9,894
North American Wholesale	8,478	7,701	17,127	17,047
Licensing	25,101	22,869	51,305	47,455
Corporate Overhead	(21,374)	(18,671)	(40,078)	(48,808)
Restructuring Charges	(6,129)	—	(8,466)	—
Total earnings from operations	$60,780	$57,301	$72,105	$96,442
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year. Restructuring charges incurred during the three and six months ended August 3, 2013 related to plans to streamline and consolidate the Company's operations and reduce expenses in North America, Europe and Asia. Refer to Note 6 for more information regarding these restructuring charges.

(9)	Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Aug 3, 2013	Feb 2, 2013
European capital lease, maturing quarterly through 2016	$8,924	$10,121
Other	1,301	94
	10,225	10,215
Less current installments	3,015	1,901
Long-term capital lease obligations	$7,210	$8,314
Capital Lease
The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At August 3, 2013, the capital lease obligation was $8.9 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability at August 3, 2013 was approximately $0.6 million.
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
On August 31, 2012, the Company increased its borrowing capacity under the Credit Facility from $200 million to $300 million by exercising the accordion feature in the Credit Facility pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Facility with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Facility and (ii) access to a new $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount. At August 3, 2013, the Company had $3.5 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at August 3, 2013, the Company could have borrowed up to $140.0 million under these agreements. At August 3, 2013, the Company had no outstanding borrowings and $1.8 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 3.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $46.5 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Other
From time-to-time, the Company will obtain other short-term financing in foreign countries for working capital to finance its local operations.

(10)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and six months ended August 3, 2013 and July 28, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	Aug 3, 2013	Jul 28, 2012	Aug 3, 2013	Jul 28, 2012
Stock options	$684	$1,293	$1,257	$2,481
Nonvested stock awards/units	2,994	2,471	4,599	5,980
Employee Stock Purchase Plan	73	77	143	182
Total share-based compensation expense	$3,751	$3,841	$5,999	$8,643
Unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options and nonvested stock awards/units totaled approximately $5.3 million and $28.3 million, respectively, as of August 3, 2013. This cost is expected to be recognized over a weighted-average period of 1.9 years. The weighted average fair values of stock options granted during the six months ended August 3, 2013 and July 28, 2012 were $6.05 and $9.19, respectively.
Grants
On April 3, 2013, the Company made an annual grant of 416,500 stock options and 408,400 nonvested stock awards/units to its employees. On March 28, 2012, the Company made an annual grant of 290,400 stock options and 292,800 nonvested stock awards/units to its employees. On June 21, 2012, the Company made a grant of 270,000 nonvested stock awards/units to its employees.
Performance Awards
On July 11, 2013, the Company granted 100,000 nonvested stock units to Paul Marciano, the Company's Chief Executive Officer and Vice Chairman of the Board, in connection with a new employment agreement entered into between the Company and Mr. Paul Marciano. The nonvested stock units have an initial vesting period of seven months followed by two annual vesting periods, subject to the achievement of performance-based vesting conditions for the last three quarters of fiscal 2014. The Company also granted a target of 143,700 nonvested stock units to Mr. Paul Marciano on July 11, 2013. The number of shares that will ultimately vest will equal 0% to 150% of the target number of shares, subject to the achievement of performance-based conditions for the last three quarters of fiscal 2014. Such shares are scheduled to vest on February 1, 2016.
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
Consulting Arrangement
On June 18, 2011, Maurice Marciano, the Company’s then-serving executive Chairman of the Board of Directors, notified the Company of his decision to retire as an employee and executive officer effective January 28, 2012, the end of fiscal 2012. Mr. Maurice Marciano continues to serve as non-executive Chairman of the Board of Directors. In accordance with the terms of Mr. Maurice Marciano’s employment agreement, the Company and

Mr. Maurice Marciano entered into a two-year consulting agreement, under which Mr. Maurice Marciano will provide certain consulting services to the Company through January 2014. In connection with the ongoing services to be provided, Mr. Maurice Marciano’s outstanding equity awards were modified to provide that all awards that would have otherwise been unvested and forfeited at January 28, 2012, will continue to vest in accordance with the original vesting terms for as long as Mr. Maurice Marciano continues to serve as a member of the Board of Directors of the Company. The original grant date fair value of the modified equity awards aggregated $4.7 million while the modified grant date fair value aggregated $5.0 million. As a result of the modification, compensation expense of $2.5 million was accelerated and recorded in the last eight months of fiscal 2012.

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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect at August 3, 2013 with expiration dates ranging from 2014 to 2020.
Aggregate rent and property tax expense under these related party leases was $2.9 million for each of the six months ended August 3, 2013 and July 28, 2012. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered, and may from time-to-time continue to charter, aircraft owned by MPM Financial at a discount from the third party management companies’ preferred customer hourly charter rates. The total fees paid under these arrangements for the six months ended August 3, 2013 were minimal. During the six months ended July 28, 2012, the total fees paid under these arrangements were approximately $0.9 million.
Consulting Arrangement
After serving for over 30 years as an executive and leader for Guess?, co-founder Maurice Marciano elected to retire from his position as executive Chairman of the Board and as an employee of the Company upon the expiration of his employment agreement on January 28, 2012. Mr. Marciano continues to serve the Company as its non-executive Chairman of the Board. In addition, under the terms of his previously existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement (the “Marciano Consulting Agreement”) under which Mr. Marciano will provide certain consulting services to the Company, including advice and counsel to the Company’s Chief Executive Officer and other senior executives. The Marciano Consulting Agreement, which has a two-year term that commenced on January 28, 2012, provides for consulting fees of $500,000 per year and continued automobile use in a manner consistent with past practice. Total expenses incurred with respect to the Marciano Consulting Agreement were for $0.3 million for each of the six months ended August 3, 2013 and July 28, 2012.
Other Transactions
From time-to-time, the Company utilizes a third-party agent named Harmony Collection, LLC to produce specific apparel products on behalf of the Company. Armand Marciano, brother of Maurice and Paul Marciano, is part owner and an executive of the parent company of Harmony Collection, LLC. The total payments made by the Company under this arrangement for the six months ended August 3, 2013 and July 28, 2012 were approximately $0.8 million and $0.3 million, respectively. The Company believes that the price and transaction terms have not been significantly affected by the relationship between the parties.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended February 2, 2013.

(12)	Commitments and Contingencies
Leases
The Company leases its showrooms and retail store locations under operating lease agreements expiring on various dates through September 2031. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 12%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through October 2018. As discussed in further detail in Note 9, the Company leases a building in Florence, Italy under a capital lease.
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
On August 25, 2006, Franchez Isaguirre, a former employee of the Company, filed a complaint in the Superior Court of California, County of Los Angeles alleging violations by the Company of California wage and hour laws. The complaint was subsequently amended, adding a second former employee as an additional named party. The plaintiffs purport to represent a class of similarly situated employees in California who allegedly had been injured by not being provided adequate meal and rest breaks. The complaint seeks unspecified compensatory damages, statutory penalties, attorney's fees and injunctive and declaratory relief. On June 9, 2009, the Court certified the class but immediately stayed the case pending the resolution of a separate California Supreme Court case on the standards of class treatment for meal and rest break claims. Following the Supreme Court ruling, the Superior Court denied the Company's motions to decertify the class and to narrow the class in January 2013 and June 2013, respectively. The Company filed a writ petition in July 2013 challenging the Court's decision not to narrow the class definitions and is awaiting a ruling. No trial date has been set.
Although the Company believes that it has a strong position and will continue to vigorously defend each of these matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations.

The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of August 3, 2013 or February 2, 2013 related to any of the Company’s legal proceedings.

(13)	Supplemental Executive Retirement Plan
The components of net periodic pension cost for the three and six months ended August 3, 2013 and July 28, 2012 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Aug 3, 2013	Jul 28, 2012	Aug 3, 2013	Jul 28, 2012
Interest cost	$586	$598	$1,172	$1,196
Net amortization of unrecognized prior service cost	156	155	311	310
Net amortization of actuarial losses	277	835	554	1,670
Net periodic defined benefit pension cost	$1,019	$1,588	$2,037	$3,176
In July 2013, the Company amended the SERP to limit the amount of eligible wages under the plan that count toward the SERP benefit for the active participant. As a result, the projected benefit obligation and unrecognized prior service cost were reduced by $4.5 million.
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and expects to continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments into the insurance policies may vary, depending on any changes to the estimates of final annual compensation levels and investment performance of the trust. The cash surrender values of the insurance policies were $50.4 million and $47.9 million as of August 3, 2013 and February 2, 2013, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.1 million and $2.6 million in other income during the three and six months ended August 3, 2013, respectively, and an unrealized loss of $0.5 million and an unrealized gain of $0.7 million in other income and expense during the three and six months ended July 28, 2012, respectively.

(14)	Fair Value Measurements
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of August 3, 2013 and February 2, 2013 (in thousands):

	Fair Value Measurements at Aug 3, 2013				Fair Value Measurements at Feb 2, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$2,025	$—	$2,025	$—	$1,358	$—	$1,358
Available-for-sale securities	10,738	—	—	10,738	12,630	—	—	12,630
Total	$10,738	$2,025	$—	$12,763	$12,630	$1,358	$—	$13,988
Liabilities:
Foreign exchange currency contracts	$—	$733	$—	$733	$—	$5,552	$—	$5,552
Interest rate swap	—	623	—	623	—	852	—	852
Deferred compensation obligations	—	8,270	—	8,270	—	7,574	—	7,574
Total	$—	$9,626	$—	$9,626	$—	$13,978	$—	$13,978

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended August 3, 2013 or during the year ended February 2, 2013.
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
Available-for-sale securities are recorded at fair value and are included in short-term investments and other assets in the accompanying condensed consolidated balance sheets depending on their respective maturity dates. At August 3, 2013, available-for-sale securities consisted of $10.2 million of corporate bonds with maturity dates ranging from November 2013 to September 2014 and $0.5 million of marketable equity securities. At February 2, 2013, available-for-sale securities consisted of $10.3 million of corporate bonds, $1.8 million of certificates of deposit and $0.5 million of marketable equity securities. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income (loss). The accumulated unrealized gains net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company at each of the periods ended August 3, 2013 and February 2, 2013 were $0.1 million.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At August 3, 2013 and February 2, 2013, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable-rate debt including the capital lease obligation approximated rates currently available to the Company.
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
The Company recorded asset impairments charges of $2.1 million and $3.1 million during the three and six months ended August 3, 2013, respectively, and $0.1 million during the three and six months ended July 28, 2012, related primarily to the full impairment of long-lived assets for certain under-performing retail stores in North America and Europe. These asset impairment charges, which exclude asset impairment charges incurred related to restructuring activities, were included in SG&A expenses in the Company's condensed consolidated income statement for each of the respective periods. Refer to Note 6 for more information regarding asset impairment charges related to restructuring activities.

(15)	Derivative Financial Instruments
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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of August 3, 2013, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.
The Company also has interest rate swap agreements, which are not designated as hedges for accounting purposes, to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable-rate capital lease obligation, thus reducing the impact of interest rate changes on future interest payment cash flows. Refer to Note 9 for further information.
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
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheet as of August 3, 2013 and February 2, 2013 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Aug 3, 2013	Fair Value at Feb 2, 2013
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Other current assets	$927	$387
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	1,098	971
Total		$2,025	$1,358
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Current liabilities	$471	$2,904
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	262	2,648
Interest rate swaps	Long-term liabilities	623	852
Total derivatives not designated as hedging instruments		885	3,500
Total		$1,356	$6,404
Derivatives Designated As Hedging Instruments
Cash Flow Hedges
During the six months ended August 3, 2013, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$68.4 million and $10.1 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of August 3, 2013, the Company had forward contracts outstanding for its European and Canadian operations of US$102.3 million and US$22.1 million, respectively, which are expected to mature over the next 13 months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for the three and six months ended August 3, 2013 and July 28, 2012 (in thousands):

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (1)	Gain/(Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended Aug 3, 2013	Three Months Ended Jul 28, 2012		Three Months Ended Aug 3, 2013	Three Months Ended Jul 28, 2012
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$247	$7,641	Cost of sales	$393	$714
Foreign exchange currency contracts	$(20)	$673	Other income/expense	$115	$118

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (1)	Gain/(Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended Aug 3, 2013	Six Months Ended Jul 28, 2012		Six Months Ended Aug 3, 2013	Six Months Ended Jul 28, 2012
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$4,479	$6,818	Cost of sales	$872	$3,157
Foreign exchange currency contracts	$418	$622	Other income/expense	$94	$296
 __________________________________

(1)	The ineffective portion was immaterial during the three and six months ended August 3, 2013 and July 28, 2012 and was recorded in net earnings and included in interest income/expense.

As of August 3, 2013, accumulated other comprehensive income included a net unrealized gain of approximately $1.6 million, net of tax, which will be recognized in other income or cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	Aug 3, 2013	Jul 28, 2012	Aug 3, 2013	Jul 28, 2012
Beginning balance gain (loss)	$1,918	$1,465	$(1,782)	$4,259
Net gains (losses) from changes in cash flow hedges	64	7,261	4,152	6,767
Net losses (gains) reclassified to income	(424)	(733)	(812)	(3,033)
Ending balance gain (loss)	$1,558	$7,993	$1,558	$7,993
As of February 2, 2013, the Company had forward contracts outstanding for its European and Canadian operations of US$106.9 million and US$40.3 million, respectively, that were designated as cash flow hedges.
Net Investment Hedges
During the six months ended August 3, 2013, the Company purchased U.S. dollar forward contracts in Europe totaling US$17.9 million to hedge the net investments in certain of the Company’s international subsidiaries that were designated as net investment hedges. The Company had no forward contracts outstanding for its European net investments as of August 3, 2013.
The Company recognized gains, net of tax, of $0.2 million in the foreign currency translation adjustment component of accumulated other comprehensive income (loss) during the three and six months ended August 3,

2013. There were no amounts that were recognized or reclassified into net income during the three and six months ended August 3, 2013.
As of February 2, 2013 and July 28, 2012, there were no forward contracts that were designated as net investment hedges.
Derivatives Not Designated as Hedging Instruments
As of August 3, 2013, the Company had euro foreign currency contracts to purchase US$113.5 million expected to mature over the next 12 months, Canadian dollar foreign currency contracts to purchase US$15.9 million expected to mature over the next three months and GBP£0.5 million of foreign currency contracts to purchase euros expected to mature over the next one month.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income and expense for the three and six months ended August 3, 2013 and July 28, 2012 (in thousands):

	Location of Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Income		Gain/(Loss) Recognized in Income
		Three Months Ended Aug 3, 2013	Three Months Ended Jul 28, 2012	Six Months Ended Aug 3, 2013	Six Months Ended Jul 28, 2012
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$(727)	$8,474	$3,049	6,220
Interest rate swaps	Other income/expense	$118	$(14)	$196	$5
As of February 2, 2013, the Company had euro foreign currency contracts to purchase US$90.2 million, Canadian dollar foreign currency contracts to purchase US$39.7 million and GBP£4.7 million of foreign currency contracts to purchase euros.

(16)	Subsequent Events
On August 28, 2013, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. The cash dividend will be paid on September 27, 2013 to shareholders of record as of the close of business on September 11, 2013.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, restructuring charges, estimated charges, plans regarding store openings and closings, plans regarding business growth and international expansion, e-commerce, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations, estimated tax rates, results of tax audits and other regulatory proceedings, raw material and other inflationary cost pressures, consumer confidence and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and in our other filings made from time-to-time with the Securities and Exchange Commission (“SEC”) after the date of this report.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: North American Retail, Europe, Asia, North American Wholesale and Licensing. Information relating to these segments is summarized in Note 8 to the Condensed Consolidated Financial Statements. Management evaluates segment performance based primarily on revenues and earnings from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and each segment's performance is evaluated. The North American Retail segment includes the Company’s retail operations in North America. The Europe segment includes the Company’s wholesale and retail operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale and retail operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and export sales to Central and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal.

Products
We derive our net revenue from the sale of GUESS?, G by GUESS, GUESS Kids and MARCIANO apparel and our licensees’ products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line sites. We also derive royalty revenue from worldwide licensing activities.
Recent Global Economic Developments
Economic and market conditions have continued to be volatile and uncertain in many markets around the world and consumer behavior remains cautious. In North America, the relatively weaker levels of consumer confidence and the highly promotional conditions among retailers may persist for some time. In Europe, sovereign debt issues, government austerity programs and bank credit issues continue to affect the capital markets of numerous European countries, resulting in reduced consumer confidence and discretionary spending in those countries. These circumstances have had, and are expected to continue to have, a negative impact on our business, particularly in our more mature markets in Southern Europe. These conditions could have a greater impact in our multi-brand wholesale channel, particularly in Italy, where many customers are relatively small and are not well capitalized. We have also begun to see evidence of a more cautious consumer in China, where the economy has shown clear signs of slowing.
Foreign Currency Volatility
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts.
During the first half of fiscal 2014, the average U.S. dollar rate was weaker against the euro and the Korean won and stronger against the Canadian dollar compared to the average rate in the same prior-year period. This had an overall positive impact on the translation of our international revenues and earnings for the six months ended August 3, 2013 compared to the same prior-year period.
 In addition, some of our transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when converted to their functional currencies. Fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. Relative weakness in the euro verses the U.S. dollar resulted in higher costs of U.S. dollar denominated purchases of merchandise in our European operations and resulted in an unfavorable impact on product margins during the first half of fiscal 2014 compared to the same prior-year period. In the future, if the euro weakens versus the U.S. dollar at the time U.S. dollar denominated inventory is purchased relative to the purchases of the comparable period, our product margins in Europe could continue to be unfavorably impacted. The Company enters into derivative financial instruments to offset some but not all of the exchange risk on foreign currency transactions. For additional discussion regarding our exposure to foreign currency risk, forward contracts designated as hedging instruments and forward contracts not designated as hedging instruments, refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Strategy
International Growth. Despite the difficult economic conditions described above, our key long-term strategies remain unchanged. Global expansion continues to be the cornerstone of our long-term growth strategy. Our combined revenues outside of the U.S. and Canada represented more than half of the Company’s total revenues for the six months ended August 3, 2013, compared to one-fifth in fiscal 2005. We expect to continue to expand in our existing international markets, particularly in less mature markets like China, Germany, India, Mexico, the Middle East and Russia. At the same time, we plan to develop in newer key markets such as Brazil and Japan.

Productivity Improvements. Our goal is also to drive growth by enhancing the productivity of our existing operations. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. We will continue to regularly assess and implement initiatives that we believe will build brand equity, grow our business and enhance long-term profitability in each region.
North American Retail. In North American Retail, we plan to increase retail sales and profitability over the long-term by improving the productivity and performance of existing stores, increasing our mix of product offerings at lower price points and shortening our supply chain calendar to allow more flexibility to react to the latest trends. We will also continue to emphasize our e-commerce channel as we develop our omni-channel retail strategy. During the first half of fiscal 2014, we opened five retail stores in the U.S. and Canada. In fiscal 2014, we plan to reduce our store openings in the U.S. and Canada as compared to fiscal 2013 to 11 retail stores in total across all concepts as we focus on improving the performance of existing stores. In addition, we plan to remodel key existing locations as part of the roll-out of our new store designs.
Europe. In Europe, over the long-term, we will continue to focus on developing new markets in Northern and Eastern Europe where our brand is well known but still under-penetrated. We have flagship stores in key cities such as Barcelona, Dusseldorf, London, Milan and Paris. Together with our licensee partners, we opened 45 stores in Europe during the first half of fiscal 2014. In addition, we also acquired four stores from one of our European licensees. During fiscal 2014, we plan to continue our expansion in Europe, primarily in Northern and Eastern Europe, by opening 85 retail stores in total, about one-third of which will be operated directly by us. During fiscal 2014, we plan to strategically reduce our store openings in Southern Europe as compared to fiscal 2013 so we can focus on improving the performance of existing stores.
Asia. We see significant long-term market opportunities in Asia and we have dedicated capital and human resources to support the region’s growth and development. We and our partners have opened flagship stores in key cities such as Beijing, Hong Kong, Macau, Seoul and Shanghai, and we have partnered with licensees to develop our business in the second-tier cities in this region. During fiscal 2013, we also partnered with a licensee in China to help our expansion efforts in the northern part of the country. In China, where the economy has shown some signs of slowing, we have begun to see evidence of a more cautious consumer.  As a result, we have lowered our expectations for our China business for the remainder of fiscal 2014 in order to protect our licensee partners and to ensure that we continue to have a solid foundation for long-term growth in the region. Our strategy in South Korea, with a combined 343 stores and concessions at August 3, 2013, is to improve productivity and expand distribution for both our GUESS? and G by GUESS branded locations. We are also in the process of establishing our direct operations in Japan where we expect to have our first flagship store opened by fiscal 2015. We and our partners opened 22 stores and 26 concessions during the first half of fiscal 2014 across all of Asia and plan to open between 90 and 100 retail stores and concessions in total across all concepts in Asia during fiscal 2014.
Capital Allocation
The Company’s investments in capital for the full fiscal year 2014 are planned between $80 million and $90 million (after deducting estimated lease incentives of approximately $8 million). The planned investments in capital are primarily for expansion of our retail businesses in Europe and North America and store remodeling programs in North American Retail.
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and six months ended August 3, 2013 had the same number of days as the three and six months ended July 28, 2012.
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
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 7.1% to $39.9 million, or diluted earnings of $0.47 per common share, for the quarter ended August 3, 2013, compared to net earnings attributable to Guess?, Inc. of $42.9 million, or diluted earnings of $0.49 per common share, for the quarter ended July 28, 2012. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring charges for the quarter ended August 3, 2013 of $6.1 million (or $4.4 million after considering the $1.7 million reduction to income tax expense as a result of the charge), or an unfavorable after-tax impact of $0.05 per share. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $44.3 million and adjusted diluted earnings was $0.52 per common share for the quarter ended August 3, 2013. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended August 3, 2013 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue increased 0.6% to $639.0 million for the quarter ended August 3, 2013, from $635.4 million in the same prior-year period. In constant currency, net revenue decreased by 1.4%.

•	Gross margin (gross profit as a percentage of total net revenue) declined 70 basis points to 38.9% for the quarter ended August 3, 2013, compared to 39.6% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses decreased 6.5% to $181.6 million for the quarter ended August 3, 2013, compared to $194.3 million in the same prior-year period. SG&A expenses as a percentage of revenue (“SG&A rate”) decreased by 220 basis points to 28.4% for the quarter ended August 3, 2013, compared to 30.6% in the same prior-year period.

•	The Company incurred $6.1 million in restructuring charges during the quarter ended August 3, 2013.

•
Earnings from operations increased 6.1% to $60.8 million for the quarter ended August 3, 2013, compared to $57.3 million in the same prior-year period. Operating margin increased by 50 basis points to 9.5% for the quarter ended August 3, 2013, compared to 9.0% in the same prior-year period. The restructuring charges of $6.1 million negatively impacted the operating margin for the quarter ended August 3, 2013 by 100 basis points.

•	Other expense, net (including interest income and expense), was minimal for the quarter ended August 3, 2013, compared to other income, net of $5.9 million in the same prior-year period.

•	The effective income tax rate increased 100 basis points to 33.0% for the quarter ended August 3, 2013, compared to 32.0% in the same prior-year period.
Key Balance Sheet Accounts

•	The Company had $348.7 million in cash and cash equivalents and short-term investments as of August 3, 2013, up $67.2 million, compared to $281.5 million as of July 28, 2012.

◦	During the fourth quarter of fiscal 2013, the Company paid a special cash dividend of $1.20 per share of the Company’s common stock, totaling approximately $102 million.

◦	The Company invested $22.1 million to repurchase approximately 0.9 million of its common shares during the first quarter of fiscal 2014.

•
Accounts receivable, which relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business, decreased by $51.6 million, or 15.9%, to $271.8 million at August 3, 2013, compared to $323.4 million at July 28, 2012. On a constant currency basis, accounts receivable decreased $66.9 million, or 20.7%.

•
Inventory increased by $18.9 million, or 5.0%, to $400.1 million as of August 3, 2013, compared to $381.2 million as of July 28, 2012. When measured in terms of finished goods units, inventory volumes increased by 4.1% as of August 3, 2013, when compared to July 28, 2012.

Global Store Count
In the second quarter of fiscal 2014, together with our partners, we opened 34 new stores worldwide, consisting of 18 stores in Europe and the Middle East, 11 stores in Asia, three stores in the U.S. and Canada and two stores in Central and South America. Together with our partners, we closed 27 stores worldwide, consisting of 14 stores in Europe and the Middle East, seven stores in the U.S. and Canada and six stores in Asia.
We ended the second quarter of fiscal 2014 with 1,699 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	507	507	—
Europe and the Middle East	632	257	375
Asia	474	49	425
Central and South America	86	32	54
Total	1,699	845	854
This store count does not include 447 concessions located primarily in South Korea and Greater China, which have been excluded because of their smaller store size in relation to our standard international store size. Of the total 1,699 stores, 1,190 were GUESS? stores, 301 were GUESS? Accessories stores, 112 were G by GUESS stores and 96 were MARCIANO stores.
RESULTS OF OPERATIONS
Three Months Ended August 3, 2013 and July 28, 2012
Consolidated Results
Net Revenue. Net revenue increased by $3.6 million, or 0.6%, to $639.0 million for the quarter ended August 3, 2013, from $635.4 million for the quarter ended July 28, 2012. In constant currency, net revenue decreased by 1.4% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $12.5 million compared to the same prior-year period. The increases in revenue from expansion of our retail businesses in Europe and North America were offset by lower European wholesale shipments and negative comparable store sales in Europe and North American Retail.
Gross Profit. Gross profit decreased by $3.1 million, or 1.2%, to $248.5 million for the quarter ended August 3, 2013, from $251.6 million in the same prior-year period, due primarily to the unfavorable impact from lower wholesale sales in Europe and negative comparable store sales in Europe and North American Retail, partially offset by the favorable impact from retail expansion in Europe and North America, net of higher occupancy costs, and currency translation.
Gross margin decreased 70 basis points to 38.9% for the quarter ended August 3, 2013, from 39.6% in the same prior-year period, due to a higher occupancy rate. The higher occupancy rate was driven by negative comparable store sales in North American Retail and Europe, the unfavorable impact of channel mix on the occupancy rate and lower wholesale shipments in Europe.
The Company’s gross margin may not be comparable to that of other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, generally exclude wholesale-related distribution costs from gross margin, including them instead in SG&A expenses. Additionally, some entities include retail store occupancy costs in SG&A expenses and others, like the Company, include retail store occupancy costs in cost of product sales.
Selling, General and Administrative Expenses. SG&A expenses decreased by $12.7 million, or 6.5%, to $181.6 million for the quarter ended August 3, 2013, from $194.3 million in the same prior-year period. The decrease in SG&A expenses, which included the unfavorable impact of currency translation, was due primarily to the anniversary of a bad debt provision recorded in the same prior-year period, lower investments in advertising and marketing and lower selling and merchandising in Europe.
The Company’s SG&A rate decreased by 220 basis points to 28.4% for the quarter ended August 3, 2013, from 30.6% in the same prior-year period. The SG&A rate was favorably impacted by the anniversary of a bad debt provision recorded in the same prior-year period, lower investments in advertising and marketing and lower selling and merchandising in Europe resulting from productivity improvements.
Restructuring Charges. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring charges of $6.1 million incurred during the quarter ended August 3, 2013.
Earnings from Operations.   Earnings from operations increased by $3.5 million, or 6.1%, to $60.8 million for the quarter ended August 3, 2013, from $57.3 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $2.1 million.
Operating margin increased 50 basis points to 9.5% for the quarter ended August 3, 2013, compared to 9.0% in the same prior-year period. Operating margin was favorably impacted by a lower SG&A rate, partially offset by the negative impact of the restructuring charges and a higher occupancy rate. The restructuring charges of $6.1 million negatively impacted the operating margin for the quarter ended August 3, 2013 by 100 basis points.
Interest Income, Net. Interest income, net was $0.1 million for the quarter ended August 3, 2013, compared to interest income, net of $0.4 million for the quarter ended July 28, 2012 and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges.
Other Income (Expense), Net. Other expense, net was $0.1 million for the quarter ended August 3, 2013, compared to other income, net of $5.4 million in the same prior-year period. Other expense, net in the quarter ended August 3, 2013 consisted primarily of net unrealized mark-to-market revaluation losses on foreign currency contracts and other foreign currency balances, partially offset by net unrealized gains on non-operating assets. Other income, net in the quarter ended July 28, 2012 consisted primarily of net unrealized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances, partially offset by net unrealized losses on non-operating assets.
Income Taxes.  Income tax expense for the quarter ended August 3, 2013 was $20.0 million, or a 33.0% effective tax rate, compared to income tax expense of $20.2 million, or a 32.0% effective tax rate, in the same prior-year period.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management. The effective income tax rate for the three months ended August 3, 2013 included the impact of $6.1 million in restructuring charges recorded during the second quarter of fiscal 2014. This unfavorably impacted the mix of taxable income among the Company’s tax jurisdictions, resulting in an increase in the effective income tax rate for the second quarter of fiscal 2014 of 50 basis points. The increase was also driven by a larger estimated mix of taxable income in higher tax jurisdictions compared to the same prior-year period.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests in subsidiaries for the quarter ended August 3, 2013 was $0.8 million, net of taxes, compared to $0.1 million, net of taxes, in the same prior-year period.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased by $3.0 million, or 7.1%, to $39.9 million for the quarter ended August 3, 2013, from $42.9 million in the same prior-year period.

Diluted earnings per share decreased to $0.47 per share for the quarter ended August 3, 2013, compared to $0.49 per share for the quarter ended July 28, 2012. The results for the quarter ended August 3, 2013 included the unfavorable $0.05 per share after-tax impact of the restructuring charges. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $44.3 million and adjusted diluted earnings was $0.52 per common share for the quarter ended August 3, 2013. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Information by Business Segment
The following table presents our net revenue and earnings from operations by segment for the three months ended August 3, 2013 and July 28, 2012:

	Three Months Ended
	Aug 3, 2013	Jul 28, 2012	Change	% Change
	(dollars in thousands)
Net revenue:
North American Retail	$254,313	$253,012	$1,301	0.5%
Europe	250,372	246,917	3,455	1.4
Asia	65,852	66,826	(974)	(1.5)
North American Wholesale	41,357	41,628	(271)	(0.7)
Licensing	27,118	27,010	108	0.4
Total net revenue	$639,012	$635,393	$3,619	0.6%
Earnings (loss) from operations:
North American Retail	$10,390	$16,761	$(6,371)	(38.0%)
Europe	39,275	24,622	14,653	59.5
Asia	5,039	4,019	1,020	25.4
North American Wholesale	8,478	7,701	777	10.1
Licensing	25,101	22,869	2,232	9.8
Corporate Overhead	(21,374)	(18,671)	(2,703)	14.5
Restructuring Charges	(6,129)	—	(6,129)
Total earnings from operations	$60,780	$57,301	$3,479	6.1%
Operating margins:
North American Retail	4.1%	6.6%
Europe	15.7%	10.0%
Asia	7.7%	6.0%
North American Wholesale	20.5%	18.5%
Licensing	92.6%	84.7%
Total Company	9.5%	9.0%
North American Retail
Net revenue from our North American Retail operations increased by $1.3 million, or 0.5%, to $254.3 million for the quarter ended August 3, 2013, from $253.0 million in the same prior-year period. The increase in revenue resulting from a larger store base and growth in our e-commerce business was offset by negative comparable store sales of 2.0% for our combined U.S. and Canadian stores (negative 1.7% in constant currency, which excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores). The store base for the U.S. and Canada increased by an average of one net additional store during the quarter ended August 3, 2013 compared to the same prior-year period, resulting in a net 0.7% increase in average square footage.
Earnings from operations for the North American Retail segment decreased by $6.4 million, or 38.0%, to $10.4 million for the quarter ended August 3, 2013, from $16.8 million in the same prior-year period. The decrease reflects the impact on earnings from lower product margins and negative comparable store sales and higher asset impairment charges related to certain under-performing retail stores.
Operating margin decreased 250 basis points to 4.1% for the quarter ended August 3, 2013, compared to 6.6% in the same prior-year period. The decrease was driven by lower product margins due primarily to more markdowns, the negative impact on the fixed cost structure resulting from negative comparable store sales and higher asset impairment charges related to certain under-performing retail stores.
In the second quarter of fiscal 2014, we opened three new stores in the U.S. and Canada and closed seven stores. At August 3, 2013, we directly operated 507 stores in the U.S. and Canada, comprised of 180 full-priced GUESS? retail stores, 135 GUESS? factory outlet stores, 82 G by GUESS stores, 59 GUESS? Accessories stores and 51 MARCIANO stores. This compares to 511 stores as of July 28, 2012.
Europe
Net revenue from our Europe operations increased by $3.5 million, or 1.4%, to $250.4 million for the quarter ended August 3, 2013, from $246.9 million in the same prior-year period. In local currency, revenue decreased by 3.3% versus the same prior-year period. The increase in revenue from the expansion of our directly operated retail business was offset by lower revenue from our European wholesale business and a percentage decline in the mid-single digits for comparable store sales versus the same prior-year period. The decrease in our wholesale business was due mainly to lower apparel sales. We grew our business in newer markets, including Germany and Russia, though this growth was more than offset by declines in more mature markets such as Italy and France. At August 3, 2013, we directly operated 257 stores in Europe compared to 227 stores at July 28, 2012, excluding concessions, which represents a 13.2% increase over the prior-year second quarter end. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $11.2 million.
Earnings from operations from our Europe segment increased by $14.7 million, or 59.5%, to $39.3 million for the quarter ended August 3, 2013, from $24.6 million in the same prior-year period. The increase was due primarily to lower SG&A expenses. Currency translation fluctuations relating to our European operations favorably impacted earnings from operations by $2.1 million.
Operating margin increased 570 basis points to 15.7% for the quarter ended August 3, 2013, compared to 10.0% in the same prior-year period. The increase in operating margin was due primarily to a lower SG&A rate driven by the anniversary of a bad debt provision recorded in the same prior-year period, lower selling and merchandising resulting from productivity improvements and lower investments in advertising and marketing.
Asia
Net revenue from our Asia operations decreased by $1.0 million, or 1.5%, to $65.9 million for the quarter ended August 3, 2013, from $66.8 million in the same prior-year period. In constant currency, net revenue decreased by 3.6% versus the same prior-year period. The decrease was driven by lower revenue in our Greater China business, partially offset by higher revenue in our South Korea business driven by higher wholesale shipments and positive comparable store sales versus the same prior-year period. We continued to grow our operations in Asia, where we and our partners opened 11 stores and 13 concessions during the quarter ended August 3, 2013. Currency translation fluctuations relating to our Asia operations favorably impacted net revenue by $1.4 million.
Earnings from operations for the Asia segment increased by $1.0 million, or 25.4%, to $5.0 million for the quarter ended August 3, 2013, from $4.0 million in the same prior-year period. The increase was driven by lower SG&A expenses, partially offset by the unfavorable impact on earnings from lower product margins and higher occupancy costs due to a larger retail store base.
Operating margin increased 170 basis points to 7.7% for the quarter ended August 3, 2013, compared to 6.0% in the same prior-year period. The increase in operating margin was driven primarily by a lower SG&A rate due primarily to lower investments in advertising and marketing, partially offset by lower overall gross margins driven by unfavorable channel mix.
North American Wholesale
Net revenue from our North American Wholesale operations decreased by $0.3 million, or 0.7%, to $41.4 million for the quarter ended August 3, 2013, from $41.6 million in the same prior-year period. In constant currency, net revenue decreased by 1.4% compared to the same prior-year period. This decrease was driven by lower revenue in our U.S. and Canadian wholesale businesses, partially offset by higher revenue in our Mexican wholesale business.
Earnings from operations from our North American Wholesale segment increased by $0.8 million, or 10.1%, to $8.5 million for the quarter ended August 3, 2013, from $7.7 million in the same prior-year period. The increase was due primarily to the favorable impact to earnings from lower distribution costs and higher gross margins.
Operating margin increased 200 basis points to 20.5% for the quarter ended August 3, 2013, compared to 18.5% in the same prior-year period, due primarily to higher gross margins driven by our Mexican wholesale business and a lower SG&A rate driven by lower distribution costs.
Licensing
Net royalty revenue from Licensing operations increased by $0.1 million, or 0.4%, to $27.1 million for the quarter ended August 3, 2013, from $27.0 million in the same prior-year period.
Earnings from operations from our Licensing segment increased by $2.2 million, or 9.8%, to $25.1 million for the quarter ended August 3, 2013, from $22.9 million in the same prior-year period. The increase was driven primarily by lower performance-based compensation.
Corporate Overhead
Unallocated corporate overhead increased by $2.7 million to $21.4 million for the quarter ended August 3, 2013, from $18.7 million in the same prior-year period. The increase was driven primarily by higher performance-based compensation and higher legal fees.
Six months ended August 3, 2013 and July 28, 2012
Consolidated Results
Net Revenue. Net revenue decreased by $26.7 million, or 2.2%, to $1.19 billion for the six months ended August 3, 2013, from $1.21 billion for the six months ended July 28, 2012. In constant currency, net revenue decreased by 3.2% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $12.0 million compared to the same prior-year period. The increases in revenue from expansion of our retail businesses in Europe and North America and growth in our Asian operations were more than offset by lower European wholesale shipments and negative comparable store sales in North American Retail and Europe.
Gross Profit. Gross profit decreased by $40.6 million, or 8.4%, to $446.0 million for the six months ended August 3, 2013, from $486.6 million in the same prior-year period, due primarily to the unfavorable impact from lower wholesale sales in Europe, negative comparable store sales in North American Retail and Europe and lower overall product margins, partially offset by the favorable impact from retail expansion in Europe and North America, net of higher occupancy costs, and currency translation.
Gross margin decreased 260 basis points to 37.5% for the six months ended August 3, 2013, from 40.1% in the same prior-year period, due to a higher occupancy rate and lower overall product margins. The higher occupancy rate was driven by negative comparable store sales in North American Retail and Europe, lower wholesale shipments in Europe and the unfavorable impact of channel mix on the occupancy rate. Product margins declined due primarily to more markdowns in North American Retail.
Selling, General and Administrative Expenses. SG&A expenses decreased by $24.8 million, or 6.4%, to $365.4 million for the six months ended August 3, 2013, from $390.2 million in the same prior-year period. The decrease in SG&A expenses, which included the unfavorable impact of currency translation, was due primarily to the anniversary of certain expenses in the same prior-year period.
The Company’s SG&A rate decreased by 150 basis points to 30.7% for the six months ended August 3, 2013, from 32.2% in the same prior-year period. The SG&A rate was favorably impacted by the anniversary of certain expenses in the same prior-year period and lower selling and merchandising in Europe resulting from productivity improvements, partially offset by the negative impact on the Company’s fixed cost structure resulting from negative comparable store sales in North American Retail and Europe and a decline in European wholesale shipments.

Restructuring Charges. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring charges of $8.5 million incurred during the six months ended August 3, 2013.
Earnings from Operations.   Earnings from operations decreased by $24.3 million, or 25.2%, to $72.1 million for the six months ended August 3, 2013, from $96.4 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $2.4 million.
Operating margin decreased 180 basis points to 6.1% for the six months ended August 3, 2013, compared to 7.9% in the same prior-year period. Operating margin was negatively impacted by lower overall gross margins and the negative impact of the restructuring charges, partially offset by a lower SG&A rate. The restructuring charges of $8.5 million negatively impacted the operating margin for the six months ended August 3, 2013 by 70 basis points.
Interest Income (Expense), Net. Interest expense, net was $0.1 million for the six months ended August 3, 2013, compared to interest income, net of $0.7 million for the six months ended July 28, 2012 and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges. The change in interest expense, net for the six months ended August 3, 2013 compared to the same prior-year period was due primarily to lower average invested cash balances and lower interest rates on invested cash.
Other Income, Net. Other income, net was $5.3 million for the six months ended August 3, 2013, compared to other income, net of $6.0 million in the same prior-year period. Other income, net in the six months ended August 3, 2013 consisted primarily of net unrealized mark-to-market revaluation gains on foreign currency contracts and net unrealized gains on non-operating assets. Other income, net in the six months ended July 28, 2012 consisted primarily of net unrealized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances and net unrealized gains on non-operating assets.
Income Taxes.  Income tax expense for the six months ended August 3, 2013 was $25.5 million, or a 33.0% effective tax rate, compared to income tax expense of $33.0 million, or a 32.0% effective tax rate, in the same prior-year period.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management. The effective income tax rate for the six months ended August 3, 2013 included the impact of $8.5 million in restructuring charges recorded during the first half of fiscal 2014. This unfavorably impacted the mix of taxable income among the Company’s tax jurisdictions, resulting in an increase in the effective income tax rate for the six months ended August 3, 2013 of 60 basis points. The increase was also driven by a larger estimated mix of taxable income in higher tax jurisdictions compared to the same prior-year period.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests in subsidiaries for the six months ended August 3, 2013 was $2.0 million, net of taxes, compared to $0.6 million, net of taxes, in the same prior-year period.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased by $19.7 million, or 28.4%, to $49.8 million for the six months ended August 3, 2013, from $69.5 million in the same prior-year period. Diluted earnings per share decreased to $0.58 per share for the six months ended August 3, 2013, compared to $0.78 per share for the six months ended July 28, 2012. The results for the six months ended August 3, 2013 included the unfavorable $0.08 per share after-tax impact of the restructuring charges. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $56.0 million and adjusted diluted earnings was $0.66 per common share for the six months ended August 3, 2013. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings from operations by segment for the six months ended August 3, 2013 and July 28, 2012:

	Six Months Ended
	Aug 3, 2013	Jul 28, 2012	Change	% Change
	(dollars in thousands)
Net revenue:
North American Retail	$492,624	$504,810	$(12,186)	(2.4%)
Europe	415,764	436,732	(20,968)	(4.8)
Asia	136,984	131,661	5,323	4.0
North American Wholesale	85,186	85,546	(360)	(0.4)
Licensing	57,368	55,910	1,458	2.6
Total net revenue	$1,187,926	$1,214,659	$(26,733)	(2.2%)
Earnings (loss) from operations:
North American Retail	$6,157	$33,751	$(27,594)	(81.8%)
Europe	34,057	37,103	(3,046)	(8.2)
Asia	12,003	9,894	2,109	21.3
North American Wholesale	17,127	17,047	80	0.5
Licensing	51,305	47,455	3,850	8.1
Corporate Overhead	(40,078)	(48,808)	8,730	(17.9)
Restructuring Charges	(8,466)	—	(8,466)
Total earnings from operations	$72,105	$96,442	$(24,337)	(25.2%)
Operating margins:
North American Retail	1.2%	6.7%
Europe	8.2%	8.5%
Asia	8.8%	7.5%
North American Wholesale	20.1%	19.9%
Licensing	89.4%	84.9%
Total Company	6.1%	7.9%
North American Retail
Net revenue from our North American Retail operations decreased by $12.2 million, or 2.4%, to $492.6 million for the six months ended August 3, 2013, from $504.8 million in the same prior-year period. The increase in revenue resulting from a larger store base and growth in our e-commerce business was more than offset by negative comparable store sales of 5.9% for our combined U.S. and Canadian stores (negative 5.5% in constant currency, which excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores). The store base for the U.S. and Canada increased by an average of five net additional stores during the six months ended August 3, 2013 compared to the same prior-year period, resulting in a net 1.4% increase in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores unfavorably impacted net revenue in our North American Retail segment by $1.2 million.
Earnings from operations for the North American Retail segment decreased by $27.6 million, or 81.8%, to $6.2 million for the six months ended August 3, 2013, from $33.8 million in the same prior-year period. The decrease reflects the impact on earnings from negative comparable store sales and lower product margins.
Operating margin decreased 550 basis points to 1.2% for the six months ended August 3, 2013, compared to 6.7% in the same prior-year period. The decrease was driven by an overall deleveraging of SG&A expenses and occupancy costs resulting from the negative comparable store sales and lower product margins due primarily to more markdowns.
Europe
Net revenue from our Europe operations decreased by $21.0 million, or 4.8%, to $415.8 million for the six months ended August 3, 2013, from $436.7 million in the same prior-year period. In local currency, revenue decreased by 7.1% versus the same prior-year period. The increase in revenue from the expansion of our directly operated retail business was more than offset by lower revenue from our European wholesale business and a percentage decline in the high-single digits for comparable store sales versus the same prior-year period. The decrease in our wholesale business was due mainly to lower apparel sales. We grew our business in newer markets, including Germany and Russia, though this growth was more than offset by declines in more mature markets such as Italy and France. At August 3, 2013, we directly operated 257 stores in Europe compared to 227 stores at July 28, 2012, excluding concessions, which represents a 13.2% increase over the prior-year second quarter end. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $10.3 million.
Earnings from operations from our Europe segment decreased by $3.0 million, or 8.2%, to $34.1 million for the six months ended August 3, 2013, from $37.1 million in the same prior-year period. The decrease resulted primarily from the negative impact on earnings from lower wholesale shipments, partially offset by lower SG&A expenses and higher profits from the growth in retail stores, net of higher occupancy costs. Currency translation fluctuations relating to our European operations favorably impacted earnings from operations by $2.3 million.
Operating margin decreased 30 basis points to 8.2% for the six months ended August 3, 2013, compared to 8.5% in the same prior-year period. The decline in operating margin was driven by a higher occupancy rate due to lower wholesale shipments and retail expansion, partially offset by a lower SG&A rate driven primarily by the anniversary of certain expenses in the same prior-year period and lower selling and merchandising resulting from productivity improvements.
Asia
Net revenue from our Asia operations increased by $5.3 million, or 4.0%, to $137.0 million for the six months ended August 3, 2013, from $131.7 million in the same prior-year period. In constant currency, net revenue increased by 2.1% versus the same prior-year period. The increase in revenue was driven by growth in our South Korea business due primarily to retail expansion and higher wholesale shipments, partially offset by lower revenue in our Greater China business. We continued to grow our operations in Asia, where we and our partners opened 22 stores and 26 concessions during the six months ended August 3, 2013. Currency translation fluctuations relating to our Asia operations favorably impacted net revenue by $2.5 million.
Earnings from operations for the Asia segment increased by $2.1 million, or 21.3%, to $12.0 million for the six months ended August 3, 2013, from $9.9 million in the same prior-year period. The increase was driven primarily by the favorable impact to earnings from lower SG&A expenses, partially offset by higher occupancy costs due to a larger retail store base.
Operating margin increased 130 basis points to 8.8% for the six months ended August 3, 2013, compared to 7.5% in the same prior-year period. The increase in operating margin was driven primarily by a lower SG&A rate due primarily to lower investments in advertising and marketing, partially offset by lower overall gross margins driven by unfavorable channel mix.
North American Wholesale
Net revenue from our North American Wholesale operations decreased by $0.4 million, or 0.4%, to $85.2 million for the six months ended August 3, 2013, from $85.5 million in the same prior-year period. In constant currency, net revenue decreased by 0.9% compared to the same prior-year period. This decrease was driven by lower revenue in our U.S. and Canadian wholesale businesses, partially offset by higher revenue in our Mexican wholesale business.
Earnings from operations from our North American Wholesale segment increased by $0.1 million, or 0.5%, to $17.1 million for the six months ended August 3, 2013, from $17.0 million in the same prior-year period.
Operating margin increased 20 basis points to 20.1% for the six months ended August 3, 2013, compared to 19.9% in the same prior-year period.
Licensing
Net royalty revenue from Licensing operations increased by $1.5 million, or 2.6%, to $57.4 million for the six months ended August 3, 2013, from $55.9 million in the same prior-year period.

Earnings from operations from our Licensing segment increased by $3.9 million, or 8.1%, to $51.3 million for the six months ended August 3, 2013, from $47.5 million in the same prior-year period. The increase was driven primarily by lower performance-based compensation and higher revenue.
Corporate Overhead
Unallocated corporate overhead decreased by $8.7 million to $40.1 million for the six months ended August 3, 2013, from $48.8 million in the same prior-year period. The decrease was driven primarily by lower legal fees.
NON-GAAP MEASURES
The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share for the three and six months ended August 3, 2013 reflect the impact of restructuring charges which affects the comparability of those reported results. Those financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of this item. The Company has excluded these restructuring charges, and related tax impact, from its adjusted financial measures primarily because it does not believe such charges reflect the Company’s ongoing operating results or future outlook. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful as an additional means for investors to evaluate the comparability of the Company’s operating results when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for the three and six months ended August 3, 2013 exclude the impact of restructuring charges. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring changes incurred during the three and six months ended August 3, 2013. During the three months ended August 3, 2013, the Company recognized restructuring charges of $6.1 million (or $4.4 million after considering a $1.7 million reduction to income tax as a result of the charges), or an unfavorable after-tax impact of $0.05 per share. During the six months ended August 3, 2013, the Company recognized restructuring charges of $8.5 million (or $6.2 million after considering a $2.2 million reduction to income tax expense as a result of the charges), or an unfavorable after-tax impact of $0.08 per share. Net earnings attributable to Guess?, Inc. for the three and six months ended August 3, 2013 was $39.9 million and $49.8 million, respectively, and diluted earnings per common share for the three and six months ended August 3, 2013 was $0.47 and $0.58, respectively. Excluding the impact of the restructuring charges and the related tax impacts, adjusted net earnings attributable to Guess?, Inc. for the three and six months ended August 3, 2013 was $44.3 million and $56.0 million, respectively, and adjusted diluted earnings per common share for the three and six months ended August 3, 2013 was $0.52 and $0.66, respectively.
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

LIQUIDITY AND CAPITAL RESOURCES
We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the six months ended August 3, 2013, the Company relied primarily on trade credit, available cash, real estate leases, short-term lines of credit, and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and any dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, as necessary, under our existing Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.”
As of August 3, 2013, the Company had cash and cash equivalents of $343.7 million and short-term investments of $5.0 million. Approximately 74% of the Company’s cash and cash equivalents were held outside of the U.S. As of August 3, 2013, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the United States. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income tax, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not indicate a need to repatriate them to fund our U.S. operations.
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
The Company has presented below the cash flow performance comparison of the six months ended August 3, 2013, versus the six months ended July 28, 2012.
Operating Activities
Net cash provided by operating activities was $102.2 million for the six months ended August 3, 2013, compared to $44.7 million for the six months ended July 28, 2012, or an increase of $57.5 million. The increase was driven primarily by the favorable impact of changes in working capital, partially offset by lower net earnings for the six month period ended August 3, 2013 versus the same prior-year period. The change in working capital was driven primarily by lower accounts receivable due to the favorable impact from timing of collections and lower European wholesale shipments compared to same prior-year period and the favorable impact from timing of inventory receipts in Asia and Europe.
Investing Activities
Net cash used in investing activities was $30.0 million for the six months ended August 3, 2013, compared to $69.5 million for the six months ended July 28, 2012. Cash used in investing activities related primarily to capital expenditures incurred on the expansion of our Europe and North American Retail businesses and existing store remodeling programs in North American Retail. In addition, the settlement of forward currency contracts designated as hedging instruments, the cost of any business acquisitions and purchases of investments or proceeds from the sale or maturity of investments are also included in cash flows used in investing activities.
The decrease in cash used in investing activities related primarily to lower investments in business acquisitions in our European business, timing of cash receipts on other long-term assets and a lower level of spending on new store expansion in North American Retail and Europe during the six months ended August 3, 2013 compared to the same prior-year period. During the six months ended August 3, 2013, the Company opened 31 directly operated stores compared to 39 directly operated stores that were opened in the comparable prior-year period. During the six months ended August 3, 2013, we also acquired four stores from one of our European licensees compared to 26 stores that were acquired from one of our European licensees in the comparable prior-year period.
Financing Activities
Net cash used in financing activities was $51.9 million for the six months ended August 3, 2013, compared to $182.8 million for the six months ended July 28, 2012. The decrease in net cash used in financing activities was due primarily to higher repurchases of shares of the Company’s common stock during the six months ended July 28, 2012.
Effect of Exchange Rates on Cash
During the six months ended August 3, 2013, changes in foreign currency translation rates decreased our reported cash and cash equivalents balance by $5.6 million. This compares to a decrease of $12.2 million in cash and cash equivalents driven by changes in foreign currency translation rates during the six months ended July 28, 2012.
Working Capital
At August 3, 2013, the Company had net working capital (including cash and cash equivalents) of $756.5 million compared to $722.3 million at February 2, 2013 and $695.9 million at July 28, 2012. The higher net working capital is due primarily to lower repurchases of the Company’s common shares during the six months ended August 3, 2013 compared to the same prior-year period, partially offset by the payment of a special dividend in the fourth quarter of fiscal 2013 of $1.20 per common share totaling approximately $102 million. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable at August 3, 2013 amounted to $271.8 million, down $51.6 million, compared to $323.4 million at July 28, 2012. The accounts receivable balance relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business. On a constant currency basis, accounts receivable decreased by $66.9 million, or 20.7% when compared to July 28, 2012. The decrease in accounts receivable was driven primarily by lower European wholesale shipments during the first half of fiscal 2014 compared to same prior-year period. As of August 3, 2013, approximately 66% of our total trade receivables were insured for collection purposes or subject to certain bank guarantees or letters of credit. In Europe, approximately 81% of our trade receivables were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at August 3, 2013 increased to $400.1 million, or 5.0%, compared to $381.2 million at July 28, 2012. The increase reflects the negative impact of softer sales in North American Retail during the first quarter of fiscal 2014. The increase also supports the growth of our international retail business and expansion of our G by GUESS store concept in the U.S. and South Korea. When measured in terms of finished goods units, inventory volumes increased by 4.1% as of August 3, 2013, when compared to July 28, 2012.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.20 per common share.
On August 28, 2013, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. The cash dividend will be paid on September 27, 2013 to shareholders of record as of the close of business on September 11, 2013.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based on a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.

Capital Expenditures
Gross capital expenditures totaled $40.4 million, before deducting lease incentives of $0.3 million, for the six months ended August 3, 2013. This compares to gross capital expenditures of $50.0 million, before deducting lease incentives of $5.6 million, for the six months ended July 28, 2012. The Company’s investments in capital for the full fiscal year 2014 are planned between $80 million and $90 million (after deducting estimated lease incentives of approximately $8 million). The planned investments in capital are primarily for expansion of our retail businesses in Europe and North America and store remodeling programs in North American Retail.
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
On August 31, 2012, the Company increased its borrowing capacity under the Credit Facility from $200 million to $300 million by exercising the accordion feature in the Credit Facility pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Facility with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Facility and (ii) access to a new $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount. At August 3, 2013, the Company had $3.5 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at August 3, 2013, the Company could have borrowed up to $140.0 million under these agreements. At August 3, 2013, the Company had no outstanding borrowings and $1.8 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 3.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $46.5 million that has a minimum net equity requirement, there are no other financial ratio covenants.

The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At August 3, 2013, the capital lease obligation was $8.9 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability at August 3, 2013 was approximately $0.6 million.
From time-to-time, the Company will obtain other short-term financing in foreign countries for working capital to finance its local operations.
Share Repurchases
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the 2011 Share Repurchase Program. Repurchases under programs may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under programs and programs may be discontinued at any time, without prior notice. During the six months ended August 3, 2013, the Company repurchased 882,551 shares under the 2011 and 2012 Share Repurchase Programs at an aggregate cost of $22.1 million. All such share repurchases were made during the three months ended May 4, 2013. At August 3, 2013, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock and no remaining authority to purchase shares under the 2011 Share Repurchase Program.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and expects to continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments into the insurance policies may vary, depending on any changes to the estimates of final annual compensation levels and investment performance of the trust. The cash surrender values of the insurance policies were $50.4 million and $47.9 million as of August 3, 2013 and February 2, 2013, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.1 million and $2.6 million in other income during the three and six months ended August 3, 2013, respectively, and an unrealized loss of $0.5 million and an unrealized gain of $0.7 million in other income and expense during the three and six months ended July 28, 2012, respectively.
INFLATION
The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability.
SEASONALITY
The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The U.S., European and Canadian retail operations are generally stronger during the second half of the fiscal year, and the U.S. and Canadian wholesale operations generally experience stronger performance from July through November. The European wholesale businesses operate with two primary selling seasons: the Spring/Summer season, which ships from November to April and the Fall/Winter season, which ships from May to

October. The Company’s goal in the European wholesale business is to take advantage of early-season demand and potential reorders by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of August 31, 2013, consisting primarily of orders for fashion apparel, was $47.0 million, compared to $55.9 million in constant currency at September 1, 2012, a decrease of 15.9%.
Europe Backlog. As of September 3, 2013, the European wholesale backlog was €230.8 million, compared to €250.3 million at August 27, 2012, a decrease of 7.8%. The backlog as of September 3, 2013 is comprised of sales orders for the Fall/Winter 2013 and Spring/Summer 2014 seasons.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 2, 2013 filed with the SEC on April 1, 2013. There have been no significant changes to our critical accounting policies during the six months ended August 3, 2013.
RECENTLY ISSUED ACCOUNTING GUIDANCE
In July 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which requires that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar loss or a tax credit carryforward, if specific criteria are met. This guidance is effective for fiscal periods beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the six months ended August 3, 2013 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part 1, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
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

Derivatives Designated As Hedging Instruments
Cash Flow Hedges
During the six months ended August 3, 2013, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$68.4 million and $10.1 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of August 3, 2013, the Company had forward contracts outstanding for its European and Canadian operations of US$102.3 million and US$22.1 million, respectively, which are expected to mature over the next 13 months. The Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of August 3, 2013, accumulated other comprehensive income included a net unrealized gain of approximately $1.6 million, net of tax, which will be recognized in other income or cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At August 3, 2013, the net unrealized gain of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $0.5 million.
At February 2, 2013, the Company had forward contracts outstanding for its European and Canadian operations of US$106.9 million and US$40.3 million, respectively, that were designated as cash flow hedges. At February 2, 2013, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $2.5 million.
Net Investment Hedges
During the six months ended August 3, 2013, the Company purchased U.S. dollar forward contracts in Europe totaling US$17.9 million to hedge the net investments in certain of the Company’s international subsidiaries that were designated as net investment hedges. The Company had no forward contracts outstanding for its European net investments as of August 3, 2013. Changes in the fair value of these U.S. dollar forward contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are not recognized in income until the sale or liquidation of the hedged net investment.
The Company recognized gains, net of tax, of $0.2 million in the foreign currency translation adjustment component of accumulated other comprehensive income (loss) during the six months ended August 3, 2013.
As of February 2, 2013, there were no forward contracts that were designated as net investment hedges.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges or net investment hedges are reported in net earnings as part of other income and expense. For the six months ended August 3, 2013, the Company recorded a net gain of $3.0 million for its euro, Canadian dollar and British pound foreign currency contracts not designated as hedges, which has been included in other income. At August 3, 2013, the Company had euro foreign currency contracts to purchase US$113.5 million expected to mature over the next 12 months, Canadian dollar foreign currency contracts to purchase US$15.9 million expected to mature over the next three months and GBP£0.5 million of foreign currency contracts to purchase euros expected to mature over the next one month. At August 3, 2013, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $0.8 million.

At February 2, 2013, the Company had euro foreign currency contracts to purchase US$90.2 million, Canadian dollar foreign currency contracts to purchase US$39.7 million and GBP£4.7 million of foreign currency contracts to purchase euros. At February 2, 2013, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.7 million.
Sensitivity Analysis
At August 3, 2013, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$253.8 million, the fair value of the instruments would have decreased by $28.2 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $23.1 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
Interest Rate Risk
At August 3, 2013, approximately 87% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expense. The change in the unrealized fair value of the interest swap increased other income, net by $0.2 million during the six months ended August 3, 2013. Substantially all of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the six months ended August 3, 2013.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At August 3, 2013 and February 2, 2013, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.
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
There was no change in our internal control over financial reporting during the second quarter of fiscal 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 25, 2006, Franchez Isaguirre, a former employee of the Company, filed a complaint in the Superior Court of California, County of Los Angeles alleging violations by the Company of California wage and hour laws. The complaint was subsequently amended, adding a second former employee as an additional named party. The plaintiffs purport to represent a class of similarly situated employees in California who allegedly had been injured by not being provided adequate meal and rest breaks. The complaint seeks unspecified compensatory damages, statutory penalties, attorney's fees and injunctive and declaratory relief. On June 9, 2009, the Court certified the class but immediately stayed the case pending the resolution of a separate California Supreme Court case on the standards of class treatment for meal and rest break claims. Following the Supreme Court ruling, the Superior Court denied the Company's motions to decertify the class and to narrow the class in January 2013 and June 2013, respectively. The Company filed a writ petition in July 2013 challenging the Court's decision not to narrow the class definitions and is awaiting a ruling. No trial date has been set.
Although the Company believes that it has a strong position and will continue to vigorously defend each of these matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations.
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of August 3, 2013 or February 2, 2013 related to any of the Company’s legal proceedings.

ITEM 1A.	Risk Factors.
There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended February 2, 2013, filed with the SEC on April 1, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 5, 2013 to June 1, 2013
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	142	$31.78	—	—
June 2, 2013 to July 6, 2013
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	941	$30.26	—	—
July 7, 2013 to August 3, 2013
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	339	$31.83	—	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	1,422	$30.78	—

________________________________

(1)
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the 2011 Share Repurchase Program. Repurchases under programs may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under programs and programs may be discontinued at any time, without prior notice.

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

3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed July 30, 1996).
†10.1.	Executive Employment Agreement dated July 11, 2013 between the Registrant and Paul Marciano.*
†10.2.	Restricted Stock Unit Agreement dated as of July 11, 2013 between the Registrant and Paul Marciano.*
†10.3.	Performance Share Award Agreement dated as of July 11, 2013 between the Registrant and Paul Marciano.*
†10.4.	Amendment 2013-I to the Supplemental Executive Retirement Plan of the Registrant dated as of July 11, 2013.*
†10.5.	Employment Letter Agreement dated July 18, 2013 between the Registrant and Sandeep Reddy.*
†10.6.	Employment Letter Agreement dated August 21, 2013 between the Registrant and Michael Relich.*
†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	September 9, 2013	By:	/s/ PAUL MARCIANO
Paul Marciano
Chief Executive Officer and Vice Chairman of the Board

Date:	September 9, 2013	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)