Form 10-Q
period 2013-11-02
GUESS INC
filed 2013-12-09
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of December 5, 2013 the registrant had 84,882,089 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	Nov 2, 2013	Feb 2, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$350,132	$329,021
Short-term investments	10,181	6,906
Accounts receivable, net	258,909	316,863
Inventories	426,886	369,712
Other current assets	103,617	84,723
Total current assets	1,149,725	1,107,225
Property and equipment, net	336,858	355,729
Goodwill	39,023	39,287
Other intangible assets, net	13,813	16,032
Long-term deferred tax assets	41,436	43,063
Other assets	115,976	152,170
	$1,696,831	$1,713,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$3,924	$1,901
Accounts payable	188,994	191,143
Accrued expenses	169,503	191,922
Total current liabilities	362,421	384,966
Capital lease obligations	7,613	8,314
Deferred rent and lease incentives	91,312	94,218
Other long-term liabilities	109,567	121,996
	570,913	609,494
Redeemable noncontrolling interests	3,358	3,144

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 139,147,643 and 138,812,082 shares, outstanding 84,855,714 and 85,367,984 shares, at November 2, 2013 and February 2, 2013, respectively	849	853
Paid-in capital	436,019	423,387
Retained earnings	1,196,373	1,162,982
Accumulated other comprehensive loss	(7,304)	(2,461)
Treasury stock, 54,291,929 and 53,444,098 shares at November 2, 2013 and February 2, 2013, respectively	(519,539)	(497,769)
Guess?, Inc. stockholders’ equity	1,106,398	1,086,992
Nonredeemable noncontrolling interests	16,162	13,876
Total stockholders’ equity	1,122,560	1,100,868
	$1,696,831	$1,713,506

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	Nov 2, 2013	Oct 27, 2012	Nov 2, 2013	Oct 27, 2012
Product sales	$581,081	$597,374	$1,711,639	$1,756,123
Net royalties	32,416	31,454	89,784	87,364
Net revenue	613,497	628,828	1,801,423	1,843,487
Cost of product sales	385,270	381,219	1,127,238	1,109,242
Gross profit	228,227	247,609	674,185	734,245
Selling, general and administrative expenses	178,379	189,492	543,766	579,686
Restructuring charges	1,889	—	10,355	—
Earnings from operations	47,959	58,117	120,064	154,559
Other income (expense):
Interest expense	(428)	(424)	(1,342)	(1,205)
Interest income	803	—	1,612	1,509
Other income (expense), net	3,624	(245)	8,942	5,765
	3,999	(669)	9,212	6,069

Earnings before income tax expense	51,958	57,448	129,276	160,628
Income tax expense	17,147	19,989	42,662	53,007
Net earnings	34,811	37,459	86,614	107,621
Net earnings attributable to noncontrolling interests	791	812	2,812	1,429
Net earnings attributable to Guess?, Inc.	$34,020	$36,647	$83,802	$106,192

Net earnings per common share attributable to common stockholders (Note 2):
Basic	$0.40	$0.43	$0.99	$1.21
Diluted	$0.40	$0.43	$0.98	$1.21

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	84,149	84,408	84,270	86,857
Diluted	84,417	84,702	84,512	87,156

Dividends declared per common share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	Nov 2, 2013	Oct 27, 2012	Nov 2, 2013	Oct 27, 2012
Net earnings	$34,811	$37,459	$86,614	$107,621
Other comprehensive income (loss):
Foreign currency translation adjustment
Gains (losses) arising during the period	15,357	37,254	(14,150)	(11,993)
Less income tax effect	(3,948)	(7,499)	3,535	2,955
Reclassification to net income for losses realized	217	—	217	—
Less income tax effect	(37)	—	(37)	—
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	(711)	(2,050)	4,186	5,390
Less income tax effect	54	158	(691)	(515)
Reclassification to net income for gains realized	(1,348)	(3,985)	(2,314)	(7,438)
Less income tax effect	262	514	416	934
Marketable securities
Gains arising during the period	41	219	8	316
Less income tax effect	(16)	(83)	(5)	(120)
Supplemental Executive Retirement Plan (“SERP”)
Plan amendment	—	—	4,529	—
Less income tax effect	—	—	(1,733)	—
Actuarial loss amortization	277	835	831	2,505
Prior service cost amortization	(58)	155	253	465
Less income tax effect	(84)	(378)	(414)	(1,134)
Total comprehensive income	44,817	62,599	81,245	98,986
Less comprehensive income attributable to noncontrolling interests:
Net earnings	791	812	2,812	1,429
Foreign currency translation adjustment	(317)	323	(526)	(196)
Amounts attributable to noncontrolling interests	474	1,135	2,286	1,233
Comprehensive income attributable to Guess?, Inc.	$44,343	$61,464	$78,959	$97,753

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	Nov 2, 2013	Oct 27, 2012
Cash flows from operating activities:
Net earnings	$86,614	$107,621
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	63,684	64,471
Amortization of intangible assets	1,893	1,809
Share-based compensation expense	9,844	12,662
Unrealized forward contract (gains) losses	257	(847)
Net loss on disposition of property and equipment	8,353	4,479
Other items, net	(1,519)	1,546
Changes in operating assets and liabilities:
Accounts receivable	55,684	1,990
Inventories	(57,797)	(90,669)
Prepaid expenses and other assets	7,529	5,898
Accounts payable and accrued expenses	(32,600)	(22,967)
Deferred rent and lease incentives	(2,804)	6,383
Other long-term liabilities	(1,849)	3,626
Net cash provided by operating activities	137,289	96,002
Cash flows from investing activities:
Purchases of property and equipment	(55,432)	(77,357)
Changes in other assets	6,638	(12,417)
Proceeds from maturity of investment	1,826	4,000
Acquisition of businesses, net of cash acquired	(653)	(15,980)
Net cash settlement of forward contracts	1,838	4,972
Net cash used in investing activities	(45,783)	(96,782)
Cash flows from financing activities:
Payment of debt issuance costs	—	(383)
Proceeds from borrowings	2,466	—
Repayment of borrowings and capital lease obligations	(1,040)	(1,425)
Dividends paid	(51,109)	(53,143)
Purchase of redeemable noncontrolling interest	—	(4,185)
Noncontrolling interest capital contributions	521	—
Noncontrolling interest capital distributions	—	(3,086)
Issuance of common stock, net of nonvested award repurchases	3,960	2,097
Excess tax benefits from share-based compensation	339	237
Purchase of treasury stock	(22,099)	(140,262)
Net cash used in financing activities	(66,962)	(200,150)
Effect of exchange rates on cash and cash equivalents	(3,433)	(3,587)
Net change in cash and cash equivalents	21,111	(204,517)
Cash and cash equivalents at beginning of period	329,021	491,805
Cash and cash equivalents at end of period	$350,132	$287,288

Supplemental cash flow data:
Interest paid	$876	$590
Income taxes paid	$71,971	$66,050

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 2, 2013
(unaudited)

(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of November 2, 2013 and February 2, 2013, the condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three and nine months ended November 2, 2013 and October 27, 2012, and the condensed consolidated statements of cash flows for the nine months ended November 2, 2013 and October 27, 2012. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended November 2, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 2, 2013.
The Company has made certain reclassifications to the prior year’s consolidated financial statements to conform to classifications in the current year. These reclassifications had no impact on previously reported results from operations or net cash provided by operating activities.
The three and nine months ended November 2, 2013 had the same number of days as the three and nine months ended October 27, 2012. All references herein to “fiscal 2014”, “fiscal 2013” and “fiscal 2012” represent the results of the 52-week fiscal year ending February 1, 2014, the 53-week fiscal year ended February 2, 2013 and the 52-week fiscal year ended January 28, 2012, respectively.
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
The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Nov 2, 2013	Oct 27, 2012	Nov 2, 2013	Oct 27, 2012
Net earnings attributable to Guess?, Inc.	$34,020	$36,647	$83,802	$106,192
Less net earnings attributable to nonvested restricted stockholders	290	323	696	779
Net earnings attributable to common stockholders	$33,730	$36,324	$83,106	$105,413

Weighted average common shares used in basic computations	84,149	84,408	84,270	86,857
Effect of dilutive securities:
Stock options and restricted stock units	268	294	242	299
Weighted average common shares used in diluted computations	84,417	84,702	84,512	87,156

Net earnings per common share attributable to common stockholders:
Basic	$0.40	$0.43	$0.99	$1.21
Diluted	$0.40	$0.43	$0.98	$1.21
For the three months ended November 2, 2013 and October 27, 2012, equity awards granted for 1,037,751 and 1,415,864, respectively, of the Company's common shares and for the nine months ended November 2, 2013 and October 27, 2012, equity awards granted for 1,421,685 and 1,363,393, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive. For the three and nine months ended November 2, 2013, the Company also excluded 243,700 nonvested stock units which are subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common share equivalents outstanding because the performance condition had not yet been achieved as of November 2, 2013. There were no nonvested stock options or units in the comparable prior-year periods which remained subject to a performance condition as of October 27, 2012.
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the 2011 Share Repurchase Program. Repurchases under programs may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under programs and programs may be discontinued at any time, without prior notice. During the nine months ended November 2, 2013, the Company repurchased 882,551 shares under the 2011 and 2012 Share Repurchase Programs at an aggregate cost of $22.1 million. All such share repurchases were made during the three months ended May 4, 2013. At November 2, 2013, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock and no remaining authority to purchase shares under the 2011 Share Repurchase Program.

(3)	Stockholders’ Equity and Redeemable Noncontrolling Interests
A reconciliation of the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended February 2, 2013 and nine months ended November 2, 2013 is as follows (in thousands):

	Stockholders’ Equity
	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balances at January 28, 2012	$1,175,630	$18,635	$1,194,265	$8,293
Net earnings	178,744	2,742	181,486	—
Foreign currency translation adjustment, net of income tax of ($13,769)	22,025	322	22,347	65
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of $1,056	(6,041)	—	(6,041)	—
Gain on marketable securities, net of income tax of ($85)	139	—	139	—
SERP prior service cost and actuarial valuation gain (loss) and related amortization, net of income tax of ($2,855)	4,613	—	4,613	—
Issuance of common stock under stock compensation plans, net of tax effect	1,362	—	1,362	—
Issuance of stock under ESPP	1,186	—	1,186	—
Share-based compensation	16,285	—	16,285	—
Dividends	(172,792)	—	(172,792)	—
Share repurchases	(140,262)	—	(140,262)	—
Purchase of redeemable noncontrolling interest	4,857	(4,857)	—	(4,185)
Noncontrolling interest capital contribution	—	1,488	1,488	—
Noncontrolling interest capital distribution	—	(4,237)	(4,237)	—
Redeemable noncontrolling interest redemption value adjustment	1,246	(217)	1,029	(1,029)
Balances at February 2, 2013	$1,086,992	$13,876	$1,100,868	$3,144
Net earnings	83,802	2,812	86,614	—
Foreign currency translation adjustment, net of income tax of $3,498	(9,909)	(526)	(10,435)	(56)
Gain on derivative financial instruments designated as cash flow hedges, net of income tax of ($275)	1,597	—	1,597	—
Gain on marketable securities, net of income tax of ($5)	3	—	3	—
SERP plan amendment, prior service cost and actuarial valuation amortization, net of income tax of ($2,147)	3,466	—	3,466	—
Issuance of common stock under stock compensation plans, net of tax effect	2,882	—	2,882	—
Issuance of stock under ESPP	763	—	763	—
Share-based compensation	9,844	—	9,844	—
Dividends	(51,194)	—	(51,194)	—
Share repurchases	(22,099)	—	(22,099)	—
Noncontrolling interest capital contribution	—	—	—	521
Redeemable noncontrolling interest redemption value adjustment	251	—	251	(251)
Balances at November 2, 2013	$1,106,398	$16,162	$1,122,560	$3,358

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three and nine months ended November 2, 2013 are as follows (in thousands):

	Foreign currency translation adjustment	Derivative financial instruments designated as cash flow hedges	Marketable securities	SERP	Total
Balances at August 3, 2013	$(11,197)	$1,558	$88	$(8,076)	$(17,627)
Gains (losses) arising during the period	11,726	(657)	25	—	11,094
Reclassification to net income for (gains) losses realized	180	(1,086)	—	135	(771)
Net other comprehensive income (loss)	11,906	(1,743)	25	135	10,323
Balances at November 2, 2013	$709	$(185)	$113	$(7,941)	$(7,304)

	Foreign currency translation adjustment	Derivative financial instruments designated as cash flow hedges	Marketable securities	SERP	Total
Balances at February 2, 2013	$10,618	$(1,782)	$110	$(11,407)	$(2,461)
Gains (losses) arising during the period	(10,089)	3,495	3	2,796	(3,795)
Reclassification to net income for (gains) losses realized	180	(1,898)	—	670	(1,048)
Net other comprehensive income (loss)	(9,909)	1,597	3	3,466	(4,843)
Balances at November 2, 2013	$709	$(185)	$113	$(7,941)	$(7,304)
Details on reclassifications out of accumulated other comprehensive income (loss) to net income during the three and nine months ended November 2, 2013 are as follows (in thousands):

	Three Months Ended	Nine Months Ended	Location of (Gain)/Loss Reclassified from Accumulated OCI into Income
	Nov 2, 2013	Nov 2, 2013
Foreign currency translation adjustment:
Liquidation of investment in a foreign entity	$217	$217	Restructuring charges
Less income tax effect	(37)	(37)	Income tax expense
	180	180
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	(1,344)	(2,216)	Cost of sales
Foreign exchange currency contracts	(4)	(98)	Other income/expense
Less income tax effect	262	416	Income tax expense
	(1,086)	(1,898)
SERP:
Actuarial loss amortization	277	831	(1)
Prior service cost amortization	(58)	253	(1)
Less income tax effect	(84)	(414)	Income tax expense
	135	670
Total reclassifications during the period ended November 2, 2013	$(771)	$(1,048)
__________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. Refer to Note 13 for further information.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest from the acquisition of its majority-owned subsidiary, Guess Sud SAS (“Guess Sud”). The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holders by providing written notice to the Company any time after January 30, 2012. The put arrangement is recorded on the balance sheet at its expected redemption value and classified as a redeemable noncontrolling interest outside of permanent equity. On May 15, 2012, the Company and the noncontrolling interest holders executed an amendment to the Guess Sud put arrangement which modified the put price to be based on the value of specified net tangible and intangible assets of Guess Sud instead of being based on a multiple of Guess Sud’s earnings before interest, taxes, depreciation and amortization. The redemption value of the Guess Sud redeemable put arrangement was $2.9 million and $3.1 million at November 2, 2013 and February 2, 2013, respectively.
During the second quarter of fiscal 2014, the Company entered into a majority-owned joint venture to establish Guess Brasil Comércio e Distribuição S.A. ("Guess Brazil"). The Company funded $0.8 million to obtain a 60% interest in Guess Brazil and is subject to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest. The put arrangement may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in fiscal 2020, or sooner in certain limited circumstances, and every third anniversary thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil's earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The redemption value of the Guess Brazil redeemable put arrangement was $0.5 million at November 2, 2013.
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
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia. The Company provided for allowances relating to these receivables of $38.6 million and $38.4 million at November 2, 2013 and February 2, 2013, respectively. In addition, accounts receivable includes royalty receivables relating to licensing operations of $12.5 million and $8.8 million at November 2, 2013 and February 2, 2013, respectively, for which the Company provided for an allowance for doubtful accounts of $0.4 million and $0.3 million at November 2, 2013 and February 2, 2013, respectively. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)	Inventories
Inventories consist of the following (in thousands):

	Nov 2, 2013	Feb 2, 2013
Raw materials	$13,390	$14,706
Work in progress	761	1,765
Finished goods	412,735	353,241
	$426,886	$369,712
As of November 2, 2013 and February 2, 2013, the Company had an allowance to write-down inventories to the lower of cost or market of $24.1 million and $20.4 million, respectively.

(6)	Restructuring Charges
During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring charges related primarily to severance, impairment and lease termination costs of $1.9 million and $10.4 million during the three and nine months ended November 2, 2013, respectively. As of November 2, 2013, the Company had a balance of approximately $3.9 million in accrued expenses for amounts expected to be paid during the remainder of fiscal 2014. The Company currently estimates that it may incur an additional $1.0 million to $2.5 million in future cash-related severance and lease termination costs during the remainder of fiscal 2014 as facilities are vacated.
The following table summarizes the components of the restructuring activity during the three and nine months ended November 2, 2013 (in thousands):

	Three Months Ended Nov 2, 2013
	Severance	Impairment and Lease Termination	Total
Beginning balance	$4,376	$4	$4,380
Charges to operations	440	1,449	1,889
Non-cash write-offs	—	(283)	(283)
Cash payments	(637)	(1,165)	(1,802)
Foreign currency and other adjustments	(241)	(5)	(246)
Ending balance	$3,938	$—	$3,938

	Nine Months Ended Nov 2, 2013
	Severance	Impairment and Lease Termination	Total
Beginning balance	$—	$—	$—
Charges to operations	7,679	2,676	10,355
Non-cash write-offs	—	(1,394)	(1,394)
Cash payments	(3,629)	(1,262)	(4,891)
Foreign currency and other adjustments	(112)	(20)	(132)
Ending balance	$3,938	$—	$3,938

(7)	Income Taxes
Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The Company’s effective income tax rate was 33.0% for each of the nine months ended November 2, 2013 and October 27, 2012.
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
The Company had aggregate accruals for uncertain tax positions, including penalties and interest and net of federal tax benefits, of $4.4 million at each of the periods ended November 2, 2013 and February 2, 2013.
Italian Tax Settlement
In January 2013, to avoid a potentially long and costly litigation process, the Company reached an agreement with the Italian tax authority regarding an ongoing audit of one of the Company’s Italian subsidiaries. The agreement covered fiscal years 2008 through 2013 (with fiscal year 2013 remaining subject to final documentation). As a result of the agreement during the fourth quarter of fiscal 2013, the Company recorded a settlement charge of $12.8 million (including penalty and interest and net of related offsets in other tax jurisdictions) in excess of prior uncertain tax position reserves of $11.7 million. As part of the agreement, a portion of the amount payable to the Italian tax authority will be payable in three installments during fiscal 2015. At November 2, 2013, there were no amounts included in other long-term liabilities in the Company’s condensed consolidated balance sheet related to this agreement. At February 2, 2013, the Company included €9.1 million (US$12.4 million) in other long-term liabilities related to this agreement.
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
Net revenue and earnings from operations are summarized as follows for the three and nine months ended November 2, 2013 and October 27, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 2, 2013	Oct 27, 2012	Nov 2, 2013	Oct 27, 2012
Net revenue:
North American Retail	$253,820	$262,064	$746,444	$766,874
Europe	200,943	202,594	616,707	639,326
Asia	72,727	74,838	209,711	206,499
North American Wholesale	53,591	57,878	138,777	143,424
Licensing	32,416	31,454	89,784	87,364
Total net revenue	$613,497	$628,828	$1,801,423	$1,843,487
Earnings (loss) from operations:
North American Retail	$6,206	$8,952	$12,363	$42,703
Europe	13,538	14,572	47,595	51,675
Asia	5,894	7,799	17,897	17,693
North American Wholesale	12,102	14,888	29,229	31,935
Licensing	29,171	27,103	80,476	74,558
Corporate Overhead	(17,063)	(15,197)	(57,141)	(64,005)
Restructuring Charges	(1,889)	—	(10,355)	—
Total earnings from operations	$47,959	$58,117	$120,064	$154,559

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year. Restructuring charges incurred during the three and nine months ended November 2, 2013 related to plans to streamline and consolidate the Company's operations and reduce expenses in Europe, North America and Asia. Refer to Note 6 for more information regarding these restructuring charges.

(9)	Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Nov 2, 2013	Feb 2, 2013
European capital lease, maturing quarterly through 2016	$9,067	$10,121
Other	2,470	94
	11,537	10,215
Less current installments	3,924	1,901
Long-term capital lease obligations	$7,613	$8,314
Capital Lease
The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At November 2, 2013, the capital lease obligation was $9.1 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability at November 2, 2013 was approximately $0.6 million.
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
On August 31, 2012, the Company increased its borrowing capacity under the Credit Facility from $200 million to $300 million by exercising the accordion feature in the Credit Facility pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Facility with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Facility and (ii) access to a new $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount. At November 2, 2013, the Company had $3.4 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at November 2, 2013, the Company could have borrowed up to $141.2 million under these agreements. At November 2, 2013, the Company had no outstanding borrowings and $2.1 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.4% to 3.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $47.2 million that has a minimum net equity requirement, there are no other financial ratio covenants.

Other
From time-to-time, the Company will obtain other short-term financing in foreign countries for working capital to finance its local operations.

(10)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and nine months ended November 2, 2013 and October 27, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 2, 2013	Oct 27, 2012	Nov 2, 2013	Oct 27, 2012
Stock options	$530	$1,246	$1,787	$3,727
Nonvested stock awards/units	3,272	2,679	7,871	8,659
Employee Stock Purchase Plan	43	94	186	276
Total share-based compensation expense	$3,845	$4,019	$9,844	$12,662
Unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options and nonvested stock awards/units totaled approximately $4.3 million and $24.3 million, respectively, as of November 2, 2013. This cost is expected to be recognized over a weighted-average period of 1.8 years. The weighted average fair values of stock options granted during the nine months ended November 2, 2013 and October 27, 2012 were $6.21 and $8.92, respectively.
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect at November 2, 2013 with expiration dates ranging from 2014 to 2020.
Aggregate rent and property tax expense under these related party leases was $4.4 million for each of the nine months ended November 2, 2013 and October 27, 2012. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered, and may from time-to-time continue to charter, aircraft owned by MPM Financial at a discount from the third party management companies’ preferred customer hourly charter rates. The total fees paid under these arrangements for the nine months ended November 2, 2013 and October 27, 2012 were approximately $0.5 million and $1.1 million, respectively.
Consulting Arrangement
After serving for over 30 years as an executive and leader for Guess?, co-founder Maurice Marciano elected to retire from his position as executive Chairman of the Board and as an employee of the Company upon the expiration of his employment agreement on January 28, 2012. Mr. Marciano continues to serve the Company as its non-executive Chairman of the Board. In addition, under the terms of his previously existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement (the “Marciano Consulting Agreement”) under which Mr. Marciano will provide certain consulting services to the Company, including advice and counsel to the Company’s Chief Executive Officer and other senior executives. The Marciano Consulting Agreement, which has a two-year term that commenced on January 28, 2012, provides for consulting fees of $500,000 per year and continued automobile use in a manner consistent with past practice. Total expenses incurred with respect to the Marciano Consulting Agreement were $0.4 million for each of the nine months ended November 2, 2013 and October 27, 2012.

Other Transactions
From time-to-time, the Company utilizes a third-party agent named Harmony Collection, LLC to produce specific apparel products on behalf of the Company. Armand Marciano, brother of Maurice and Paul Marciano, is part owner and an executive of the parent company of Harmony Collection, LLC. The total payments made by the Company under this arrangement for the nine months ended November 2, 2013 and October 27, 2012 were approximately $1.6 million and $0.4 million, respectively. The Company believes that the price and transaction terms have not been significantly affected by the relationship between the parties.
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
Litigation
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Court of Paris, France and the Intermediate People’s Court of Nanjing, China. The three week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court's ruling in the Milan matter. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagrees with the Court’s decision and has appealed the ruling. The judgment in the China matter is stayed pending the appeal.
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
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of November 2, 2013 or February 2, 2013 related to any of the Company’s legal proceedings.

(13)	Supplemental Executive Retirement Plan
The components of net periodic pension cost for the three and nine months ended November 2, 2013 and October 27, 2012 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 2, 2013	Oct 27, 2012	Nov 2, 2013	Oct 27, 2012
Interest cost	$586	$598	$1,758	$1,794
Net amortization of unrecognized prior service cost	(58)	155	253	465
Net amortization of actuarial losses	277	835	831	2,505
Net periodic defined benefit pension cost	$805	$1,588	$2,842	$4,764
In July 2013, the Company amended the SERP to limit the amount of eligible wages under the plan that count toward the SERP benefit for the active participant. As a result, the projected benefit obligation and unrecognized prior service cost were reduced by $4.5 million.
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and expects to continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments into the insurance policies may vary, depending on any changes to the estimates of final annual compensation levels and investment performance of the trust. The cash surrender values of the insurance policies were $51.7 million and $47.9 million as of November 2, 2013 and February 2, 2013, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.3 million and $3.8 million in other income during the three and nine months ended November 2, 2013, respectively, and unrealized gains of $0.9 million and $1.6 million in other income during the three and nine months ended October 27, 2012, respectively.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of November 2, 2013 and February 2, 2013 (in thousands):

	Fair Value Measurements at Nov 2, 2013				Fair Value Measurements at Feb 2, 2013
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$509	$—	$509	$—	$1,358	$—	$1,358
Available-for-sale securities	10,764	—	—	10,764	12,630	—	—	12,630
Total	$10,764	$509	$—	$11,273	$12,630	$1,358	$—	$13,988
Liabilities:
Foreign exchange currency contracts	$—	$2,476	$—	$2,476	$—	$5,552	$—	$5,552
Interest rate swap	—	650	—	650	—	852	—	852
Deferred compensation obligations	—	7,380	—	7,380	—	7,574	—	7,574
Total	$—	$10,506	$—	$10,506	$—	$13,978	$—	$13,978

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended November 2, 2013 or during the year ended February 2, 2013.
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
Available-for-sale securities are recorded at fair value and are included in short-term investments and other assets in the accompanying condensed consolidated balance sheets depending on their respective maturity dates. At November 2, 2013, available-for-sale securities consisted of $10.2 million of corporate bonds with maturity dates ranging from November 2013 to September 2014 and $0.6 million of marketable equity securities. At February 2, 2013, available-for-sale securities consisted of $10.3 million of corporate bonds, $1.8 million of certificates of deposit and $0.5 million of marketable equity securities. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income (loss). The accumulated unrealized gains net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company at each of the periods ended November 2, 2013 and February 2, 2013 were $0.1 million.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At November 2, 2013 and February 2, 2013, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable-rate debt including the capital lease obligation approximated rates currently available to the Company.
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
The Company recorded impairment charges of $0.8 million and $3.9 million during the three and nine months ended November 2, 2013, respectively, and impairment charges of $3.6 million and $3.7 million during the three and nine months ended October 27, 2012, respectively, related primarily to the full impairment of long-lived assets for certain under-performing retail stores in North America and Europe. These impairment charges, which exclude impairment charges incurred related to restructuring activities, were included in SG&A expenses in the Company's condensed consolidated statements of income for each of the respective periods. Refer to Note 6 for more information regarding impairment charges related to restructuring activities.

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of November 2, 2013, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.

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
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of November 2, 2013 and February 2, 2013 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Nov 2, 2013	Fair Value at Feb 2, 2013
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Other current assets	$311	$387
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	198	971
Total		$509	$1,358
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Current liabilities	$1,468	$2,904
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Current liabilities	1,008	2,648
Interest rate swaps	Long-term liabilities	650	852
Total derivatives not designated as hedging instruments		1,658	3,500
Total		$3,126	$6,404

Derivatives Designated As Hedging Instruments
Cash Flow Hedges
During the nine months ended November 2, 2013, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$103.5 million and US$16.2 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of November 2, 2013, the Company had forward contracts outstanding for its European and Canadian operations of US$102.9 million and US$12.7 million, respectively, which are expected to mature over the next 14 months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for the three and nine months ended November 2, 2013 and October 27, 2012 (in thousands):

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (1)	Gain/(Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended Nov 2, 2013	Three Months Ended Oct 27, 2012		Three Months Ended Nov 2, 2013	Three Months Ended Oct 27, 2012
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(694)	$(1,876)	Cost of sales	$1,344	$3,697
Foreign exchange currency contracts	$(17)	$(174)	Other income/expense	$4	$288

	Gain/(Loss) Recognized in OCI		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (1)	Gain/(Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended Nov 2, 2013	Nine Months Ended Oct 27, 2012		Nine Months Ended Nov 2, 2013	Nine Months Ended Oct 27, 2012
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$3,785	$4,942	Cost of sales	$2,216	$6,854
Foreign exchange currency contracts	$401	$448	Other income/expense	$98	$584
 __________________________________

(1)	The ineffective portion was immaterial during the three and nine months ended November 2, 2013 and October 27, 2012 and was recorded in net earnings and included in interest income/expense.
As of November 2, 2013, accumulated other comprehensive loss included a net unrealized loss of approximately $0.2 million, net of tax, of which $0.4 million will be recognized in other expense or cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 2, 2013	Oct 27, 2012	Nov 2, 2013	Oct 27, 2012
Beginning balance gain (loss)	$1,558	$7,993	$(1,782)	$4,259
Net gains (losses) from changes in cash flow hedges	(657)	(1,892)	3,495	4,875
Net gains reclassified to income	(1,086)	(3,471)	(1,898)	(6,504)
Ending balance gain (loss)	$(185)	$2,630	$(185)	$2,630
As of February 2, 2013, the Company had forward contracts outstanding for its European and Canadian operations of US$106.9 million and US$40.3 million, respectively, that were designated as cash flow hedges.

Net Investment Hedges
During the nine months ended November 2, 2013, the Company purchased U.S. dollar forward contracts in Europe totaling US$17.9 million to hedge the net investments in certain of the Company’s international subsidiaries that were designated as net investment hedges. The Company had no forward contracts outstanding for its European net investments as of November 2, 2013.
There were no amounts recognized in the foreign currency translation adjustment component of accumulated other comprehensive income (loss) during the three months ended November 2, 2013. The Company recognized gains, net of tax, of $0.2 million in the foreign currency translation adjustment component of accumulated other comprehensive income (loss) during the nine months ended November 2, 2013. There were no amounts that were recognized or reclassified into net income during the three and nine months ended November 2, 2013.
As of February 2, 2013 and October 27, 2012, there were no forward contracts that were designated as net investment hedges.
Derivatives Not Designated as Hedging Instruments
As of November 2, 2013, the Company had euro foreign currency contracts to purchase US$132.5 million expected to mature over the next 13 months and Canadian dollar foreign currency contracts to purchase US$8.8 million expected to mature over the next one month.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income and expense for the three and nine months ended November 2, 2013 and October 27, 2012 (in thousands):

	Location of Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Income		Gain/(Loss) Recognized in Income
		Three Months Ended Nov 2, 2013	Three Months Ended Oct 27, 2012	Nine Months Ended Nov 2, 2013	Nine Months Ended Oct 27, 2012
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$(1,916)	$(3,359)	$1,133	$2,861
Interest rate swaps	Other income/expense	$(22)	$37	$174	$42
As of February 2, 2013, the Company had euro foreign currency contracts to purchase US$90.2 million, Canadian dollar foreign currency contracts to purchase US$39.7 million and GBP£4.7 million of foreign currency contracts to purchase euros.

(16)	Subsequent Events
On December 4, 2013, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. The cash dividend will be paid on January 3, 2014 to shareholders of record as of the close of business on December 18, 2013.

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
Recent Global Economic Developments
Economic and market conditions have continued to be volatile and uncertain in many markets around the world and consumer behavior remains cautious. In North America, the relatively weaker levels of consumer confidence and the highly promotional conditions among retailers may persist for some time. In Europe, sovereign debt issues, government austerity programs and bank credit issues continue to affect the capital markets of numerous European countries, resulting in reduced consumer confidence and discretionary spending in those countries. These circumstances have had, and are expected to continue to have, a negative impact on our business, particularly in our more mature markets in Southern Europe. These conditions could have a greater impact in our multi-brand wholesale channel, particularly in Italy, where many customers are relatively small and are not well capitalized. We continue to see evidence of a more cautious consumer in China, where the economy has shown clear signs of slowing.
Foreign Currency Volatility
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts.
During the first nine months of fiscal 2014, the average U.S. dollar rate was weaker against the euro and the Korean won and stronger against the Canadian dollar compared to the average rate in the same prior-year period. This had an overall positive impact on the translation of our international revenues and earnings for the nine months ended November 2, 2013 compared to the same prior-year period.
 In addition, some of our transactions that occur in Canada, Europe and South Korea are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when converted to their functional currencies. Fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. Relative weakness in the euro versus the U.S. dollar resulted in higher costs of U.S. dollar denominated purchases of merchandise in our European operations and resulted in an unfavorable impact on product margins during the first nine months of fiscal 2014 compared to the same prior-year period. In the future, if the euro weakens versus the U.S. dollar at the time U.S. dollar denominated inventory is purchased relative to the purchases of the comparable period, our product margins in Europe could continue to be unfavorably impacted. The Company enters into derivative financial instruments to offset some but not all of the exchange risk on foreign currency transactions. For additional discussion regarding our exposure to foreign currency risk, forward contracts designated as hedging instruments and forward contracts not designated as hedging instruments, refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
Strategy
International Growth. Despite the difficult economic conditions described above, our key long-term strategies remain unchanged. Global expansion continues to be the cornerstone of our long-term growth strategy. Our combined revenues outside of the U.S. and Canada represented approximately half of the Company’s total revenues for the nine months ended November 2, 2013, compared to one-fifth in fiscal 2005. We expect to continue to expand in our existing international markets, particularly in less mature markets like China, Germany, India, Mexico, the Middle East and Russia. At the same time, we plan to develop in newer key markets such as Brazil and Japan.

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
North American Retail. In North American Retail, we plan to increase retail sales and profitability over the long-term by improving the productivity and performance of existing stores, increasing our mix of product offerings at lower price points and shortening our supply chain calendar to allow more flexibility to react to the latest trends. We will also continue to emphasize our e-commerce channel as we deploy our omni-channel retail strategy. In fiscal 2014, we have reduced our store openings in the U.S. and Canada as compared to fiscal 2013 as we focus on improving the performance of existing stores. During the first nine months of fiscal 2014, we opened eight retail stores in the U.S. and Canada and we plan to open 11 retail stores in total across all concepts in these two countries during fiscal 2014. In addition, we plan to remodel key existing locations as part of the roll-out of our new store designs.
Europe. In Europe, over the long-term, we will continue to focus on developing new markets in Northern and Eastern Europe where our brand is well known but still under-penetrated. We have flagship stores in key cities such as Barcelona, Dusseldorf, London, Milan and Paris. During fiscal 2014, we have strategically reduced our store openings in Southern Europe as compared to fiscal 2013 so we can focus on improving the performance of existing stores. Together with our licensee partners, we opened 74 stores in Europe during the first nine months of fiscal 2014 and we plan to continue our expansion in Europe, primarily in Northern and Eastern Europe, by opening between 90 and 95 retail stores in total during fiscal 2014, about one-third of which will be operated directly by us. In addition, we also acquired four stores from one of our European licensees.
Asia. We see significant long-term market opportunities in Asia and we have dedicated capital and human resources to support the region’s growth and development. We and our partners have opened flagship stores in key cities such as Beijing, Hong Kong, Macau, Seoul and Shanghai, and we have partnered with licensees to develop our business in the second-tier cities in this region. During fiscal 2013, we also partnered with a licensee in China to help our expansion efforts in the northern part of the country. In China, where the economy has shown some signs of slowing, we have begun to see evidence of a more cautious consumer.  As a result, we have lowered our expectations for our China business for the remainder of fiscal 2014 in order to protect our licensee partners and to ensure that we continue to have a solid foundation for long-term growth in the region. Our strategy in South Korea, with a combined 348 stores and concessions at November 2, 2013, is to improve productivity and expand distribution for both our GUESS? and G by GUESS branded locations. We are also in the process of establishing our direct operations in Japan where we expect to open our first stores in fiscal 2015. We and our partners opened 40 stores and 45 concessions during the first nine months of fiscal 2014 across all of Asia and plan to open between 90 and 100 retail stores and concessions in total across all concepts in Asia during fiscal 2014.
Capital Allocation
The Company’s investments in capital for the full fiscal year 2014 are planned between $70 million and $80 million (after deducting estimated lease incentives of approximately $4 million). The planned investments in capital are primarily for store remodeling programs in North American Retail, expansion of our retail business in Europe and new store openings in North America.
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and nine months ended November 2, 2013 had the same number of days as the three and nine months ended October 27, 2012.
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
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 7.2% to $34.0 million, or diluted earnings of $0.40 per common share, for the quarter ended November 2, 2013, compared to net earnings attributable to Guess?, Inc. of $36.6 million, or diluted earnings of $0.43 per common share, for the quarter ended October 27, 2012. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring charges for the quarter ended November 2, 2013 of $1.9 million (or $1.4 million after considering the $0.5 million reduction to income tax expense as a result of the charge), or an unfavorable after-tax impact of $0.02 per share. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $35.4 million and adjusted diluted earnings was $0.42 per common share for the quarter ended November 2, 2013. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended November 2, 2013 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue decreased 2.4% to $613.5 million for the quarter ended November 2, 2013, from $628.8 million in the same prior-year period. In constant currency, net revenue decreased by 4.1%.

•	Gross margin (gross profit as a percentage of total net revenue) declined 220 basis points to 37.2% for the quarter ended November 2, 2013, compared to 39.4% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses decreased 5.9% to $178.4 million for the quarter ended November 2, 2013, compared to $189.5 million in the same prior-year period. SG&A expenses as a percentage of revenue (“SG&A rate”) decreased by 110 basis points to 29.1% for the quarter ended November 2, 2013, compared to 30.2% in the same prior-year period.

•	The Company incurred $1.9 million in restructuring charges during the quarter ended November 2, 2013.

•
Earnings from operations decreased 17.5% to $48.0 million for the quarter ended November 2, 2013, compared to $58.1 million in the same prior-year period. Operating margin decreased by 140 basis points to 7.8% for the quarter ended November 2, 2013, compared to 9.2% in the same prior-year period. The restructuring charges of $1.9 million negatively impacted the operating margin for the quarter ended November 2, 2013 by 30 basis points.

•	Other income, net (including interest income and expense), totaled $4.0 million for the quarter ended November 2, 2013, compared to other expense, net of $0.7 million in the same prior-year period.

•	The effective income tax rate decreased 180 basis points to 33.0% for the quarter ended November 2, 2013, compared to 34.8% in the same prior-year period.

Key Balance Sheet Accounts

•	The Company had $360.3 million in cash and cash equivalents and short-term investments as of November 2, 2013, up $65.7 million, compared to $294.6 million as of October 27, 2012.

◦	During the fourth quarter of fiscal 2013, the Company paid a special cash dividend of $1.20 per share of the Company’s common stock, totaling approximately $102 million.

◦	The Company invested $22.1 million to repurchase approximately 0.9 million of its common shares during the first quarter of fiscal 2014.

•
Accounts receivable, which relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business, decreased by $65.1 million, or 20.1%, to $258.9 million at November 2, 2013, compared to $324.0 million at October 27, 2012. On a constant currency basis, accounts receivable decreased $72.7 million, or 22.4%.

•
Inventory increased by $4.6 million, or 1.1%, to $426.9 million as of November 2, 2013, compared to $422.3 million as of October 27, 2012. When measured in terms of finished goods units, inventory volumes increased by 3.6% as of November 2, 2013, when compared to October 27, 2012.

Global Store Count
In the third quarter of fiscal 2014, together with our partners, we opened 51 new stores worldwide, consisting of 29 stores in Europe and the Middle East, 18 stores in Asia, three stores in the U.S. and Canada and one store in Central America. Together with our partners, we closed 47 stores worldwide, consisting of 26 stores in Europe and the Middle East, 12 stores in Asia, eight stores in the U.S. and one store in South America.
We ended the third quarter of fiscal 2014 with 1,703 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	502	502	—
Europe and the Middle East	635	261	374
Asia	480	45	435
Central and South America	86	33	53
Total	1,703	841	862
This store count does not include 445 concessions located primarily in South Korea and Greater China, which have been excluded because of their smaller store size in relation to our standard international store size. Of the total 1,703 stores, 1,201 were GUESS? stores, 294 were GUESS? Accessories stores, 111 were G by GUESS stores and 97 were MARCIANO stores.
RESULTS OF OPERATIONS
Three Months Ended November 2, 2013 and October 27, 2012
Consolidated Results
Net Revenue. Net revenue decreased by $15.3 million, or 2.4%, to $613.5 million for the quarter ended November 2, 2013, from $628.8 million for the quarter ended October 27, 2012. In constant currency, net revenue decreased by 4.1% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $10.2 million compared to the same prior-year period. The increase in revenue resulting primarily from expansion of our retail business in Europe was more than offset by lower European wholesale shipments and negative comparable store sales in North American Retail.
Gross Profit. Gross profit decreased by $19.4 million, or 7.8%, to $228.2 million for the quarter ended November 2, 2013, from $247.6 million in the same prior-year period, due primarily to the unfavorable impact from lower wholesale sales in Europe, lower overall product margins and negative comparable store sales in

North American Retail, partially offset by the favorable impact from retail expansion in Europe, net of higher occupancy costs, and currency translation.
Gross margin decreased 220 basis points to 37.2% for the quarter ended November 2, 2013, from 39.4% in the same prior-year period, due to lower overall product margins and a higher occupancy rate. The decline in product margins was driven primarily by more markdowns in North American Retail. The higher occupancy rate was driven by lower wholesale shipments in Europe and negative comparable store sales in North American Retail.
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
Selling, General and Administrative Expenses. SG&A expenses decreased by $11.1 million, or 5.9%, to $178.4 million for the quarter ended November 2, 2013, from $189.5 million in the same prior-year period. The decrease in SG&A expenses, which included the unfavorable impact of currency translation, was due primarily to lower investments in advertising and marketing and lower selling and merchandising expenses in Europe.
The Company’s SG&A rate decreased by 110 basis points to 29.1% for the quarter ended November 2, 2013, from 30.2% in the same prior-year period. The SG&A rate was favorably impacted by lower selling and merchandising expenses in Europe resulting from productivity improvements and lower investments in advertising and marketing.
Restructuring Charges. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring charges of $1.9 million incurred during the quarter ended November 2, 2013.
Earnings from Operations.   Earnings from operations decreased by $10.2 million, or 17.5%, to $48.0 million for the quarter ended November 2, 2013, from $58.1 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $0.6 million.
Operating margin decreased 140 basis points to 7.8% for the quarter ended November 2, 2013, compared to 9.2% in the same prior-year period. Operating margin was negatively impacted by lower overall gross margins and the negative impact of the restructuring charges, partially offset by a lower SG&A rate. The restructuring charges of $1.9 million negatively impacted the operating margin for the quarter ended November 2, 2013 by 30 basis points.
Interest Income (Expense), Net. Interest income, net was $0.4 million for the quarter ended November 2, 2013, compared to interest expense, net of $0.4 million for the quarter ended October 27, 2012, and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges. The change in interest income, net for the quarter ended November 2, 2013 compared to the same prior-year period was due primarily to higher average invested cash balances, partially offset by lower interest rates on invested cash.
Other Income (Expense), Net. Other income, net was $3.6 million for the quarter ended November 2, 2013, compared to other expense, net of $0.2 million in the same prior-year period. Other income, net in the quarter ended November 2, 2013 consisted primarily of net unrealized and realized gains on non-operating assets. Other expense, net in the quarter ended October 27, 2012 consisted primarily of net unrealized mark-to-market revaluation losses on foreign currency contracts and other foreign currency balances, partially offset by net unrealized gains on non-operating assets.
Income Taxes.  Income tax expense for the quarter ended November 2, 2013 was $17.1 million, or a 33.0% effective tax rate, compared to income tax expense of $20.0 million, or a 34.8% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management. The higher effective tax rate in the quarter ended October 27, 2012 was due primarily to a higher anticipated full-year effective income tax rate, resulting from a different distribution of earnings among tax jurisdictions. The full-year expected tax rate for fiscal 2014 is expected to be 33.0% which is consistent with the effective tax rate for the nine months ended October 27, 2012.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests was $0.8 million, net of taxes, for both of the quarters ended November 2, 2013 and October 27, 2012.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased by $2.6 million, or 7.2%, to $34.0 million for the quarter ended November 2, 2013, from $36.6 million in the same prior-year period. Diluted earnings per share decreased to $0.40 per share for the quarter ended November 2, 2013, compared to $0.43 per share for the quarter ended October 27, 2012. The results for the quarter ended November 2, 2013 included the unfavorable $0.02 per share after-tax impact of the restructuring charges. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $35.4 million and adjusted diluted earnings was $0.42 per common share for the quarter ended November 2, 2013. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Information by Business Segment
The following table presents our net revenue and earnings from operations by segment for the three months ended November 2, 2013 and October 27, 2012:

	Three Months Ended
	Nov 2, 2013	Oct 27, 2012	Change	% Change
	(dollars in thousands)
Net revenue:
North American Retail	$253,820	$262,064	$(8,244)	(3.1%)
Europe	200,943	202,594	(1,651)	(0.8)
Asia	72,727	74,838	(2,111)	(2.8)
North American Wholesale	53,591	57,878	(4,287)	(7.4)
Licensing	32,416	31,454	962	3.1
Total net revenue	$613,497	$628,828	$(15,331)	(2.4%)
Earnings (loss) from operations:
North American Retail	$6,206	$8,952	$(2,746)	(30.7%)
Europe	13,538	14,572	(1,034)	(7.1)
Asia	5,894	7,799	(1,905)	(24.4)
North American Wholesale	12,102	14,888	(2,786)	(18.7)
Licensing	29,171	27,103	2,068	7.6
Corporate Overhead	(17,063)	(15,197)	(1,866)	12.3
Restructuring Charges	(1,889)	—	(1,889)
Total earnings from operations	$47,959	$58,117	$(10,158)	(17.5%)
Operating margins:
North American Retail	2.4%	3.4%
Europe	6.7%	7.2%
Asia	8.1%	10.4%
North American Wholesale	22.6%	25.7%
Licensing	90.0%	86.2%
Total Company	7.8%	9.2%

North American Retail
Net revenue from our North American Retail operations decreased by $8.2 million, or 3.1%, to $253.8 million for the quarter ended November 2, 2013, from $262.1 million in the same prior-year period. The increases in revenue resulting from new store openings and growth in our e-commerce business were more than offset by negative comparable store sales of 5.0% for our combined U.S. and Canadian stores (negative 4.0% in constant currency, which excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores) and the negative impact of store closures. The store base for the U.S. and Canada decreased by an average of eight net stores during the quarter ended November 2, 2013 compared to the same prior-year period, resulting in a 0.3% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores unfavorably impacted net revenue by $2.5 million.
Earnings from operations for the North American Retail segment decreased by $2.7 million, or 30.7%, to $6.2 million for the quarter ended November 2, 2013, from $9.0 million in the same prior-year period. The decrease reflects the impact on earnings from negative comparable store sales and lower product margins, partially offset by lower SG&A expenses.
Operating margin decreased 100 basis points to 2.4% for the quarter ended November 2, 2013, compared to 3.4% in the same prior-year period. The decrease was driven by the negative impact on the fixed cost structure resulting from negative comparable store sales and lower product margins due primarily to more markdowns, partially offset by lower store selling expenses and lower investments in advertising and marketing.
In the third quarter of fiscal 2014, we opened three new stores in the U.S. and Canada and closed eight stores. At November 2, 2013, we directly operated 502 stores in the U.S. and Canada, comprised of 180 full-priced GUESS? retail stores, 134 GUESS? factory outlet stores, 82 G by GUESS stores, 55 GUESS? Accessories stores and 51 MARCIANO stores. This compares to 513 stores as of October 27, 2012.
Europe
Net revenue from our Europe operations decreased by $1.7 million, or 0.8%, to $200.9 million for the quarter ended November 2, 2013, from $202.6 million in the same prior-year period. In local currency, net revenue decreased by 6.6% versus the same prior-year period. The increase in revenue from the expansion of our directly operated retail business was more than offset by lower revenue from our European wholesale business and a percentage decline in the low-single digits for comparable store sales versus the same prior-year period. We grew our business in newer markets, including Germany and Russia, though this growth was more than offset by declines in more mature markets such as Italy and France. At November 2, 2013, we directly operated 261 stores in Europe compared to 234 stores at October 27, 2012, excluding concessions, which represents an 11.5% increase over the prior-year third quarter end. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $11.4 million.
Earnings from operations from our Europe segment decreased by $1.0 million, or 7.1%, to $13.5 million for the quarter ended November 2, 2013, from $14.6 million in the same prior-year period. The decrease resulted primarily from the negative impact on earnings from lower wholesale shipments, partially offset by lower SG&A expenses and higher profits from the growth in retail stores, net of higher occupancy costs.
Operating margin decreased 50 basis points to 6.7% for the quarter ended November 2, 2013, compared to 7.2% in the same prior-year period. The decline in operating margin was driven primarily by the negative impact on the fixed cost structure resulting from lower wholesale shipments and retail expansion, partially offset by lower selling and merchandising expenses resulting from productivity improvements.

Asia
Net revenue from our Asia operations decreased by $2.1 million, or 2.8%, to $72.7 million for the quarter ended November 2, 2013, from $74.8 million in the same prior-year period. In constant currency, net revenue decreased by 5.5% versus the same prior-year period. The decrease was driven by lower revenue in our Greater China business due primarily to lower wholesale shipments, partially offset by higher revenue in our South Korea business due primarily to retail expansion. We continued to grow our operations in Asia, where we and our partners opened 18 stores and 19 concessions during the quarter ended November 2, 2013. Currency translation fluctuations relating to our Asia operations favorably impacted net revenue by $2.0 million.
Earnings from operations for the Asia segment decreased by $1.9 million, or 24.4%, to $5.9 million for the quarter ended November 2, 2013, from $7.8 million in the same prior-year period. The decrease was driven by the unfavorable impact on earnings from lower product margins, partially offset by lower SG&A expenses.
Operating margin decreased 230 basis points to 8.1% for the quarter ended November 2, 2013, compared to 10.4% in the same prior-year period. The decrease in operating margin was driven by lower overall gross margins, partially offset by a lower SG&A rate due to lower investments in advertising and marketing.
North American Wholesale
Net revenue from our North American Wholesale operations decreased by $4.3 million, or 7.4%, to $53.6 million for the quarter ended November 2, 2013, from $57.9 million in the same prior-year period. In constant currency, net revenue decreased by 6.2% compared to the same prior-year period. This decrease was driven by lower revenue in our U.S. and Canadian wholesale businesses, partially offset by higher revenue in our Mexican wholesale business.
Earnings from operations from our North American Wholesale segment decreased by $2.8 million, or 18.7%, to $12.1 million for the quarter ended November 2, 2013, from $14.9 million in the same prior-year period. The decrease was due primarily to the unfavorable impact to earnings from lower revenue and higher SG&A expenses.
Operating margin decreased 310 basis points to 22.6% for the quarter ended November 2, 2013, compared to 25.7% in the same prior-year period, due primarily to a higher SG&A rate driven by an overall deleveraging of expenses.
Licensing
Net royalty revenue from Licensing operations increased by $1.0 million, or 3.1%, to $32.4 million for the quarter ended November 2, 2013, from $31.5 million in the same prior-year period.
Earnings from operations from our Licensing segment increased by $2.1 million, or 7.6%, to $29.2 million for the quarter ended November 2, 2013, from $27.1 million in the same prior-year period. The increase was driven primarily by higher revenue and lower advertising and marketing expenses.
Corporate Overhead
Unallocated corporate overhead increased by $1.9 million to $17.1 million for the quarter ended November 2, 2013, from $15.2 million in the same prior-year period. The increase was driven primarily by lower legal fees in the prior-year period and higher performance-based compensation, partially offset by lower advertising and marketing expenses.
Nine months ended November 2, 2013 and October 27, 2012
Consolidated Results
Net Revenue. Net revenue decreased by $42.1 million, or 2.3%, to $1.80 billion for the nine months ended November 2, 2013, from $1.84 billion for the nine months ended October 27, 2012. In constant currency, net revenue decreased by 3.5% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $22.2 million compared to the same prior-year period. The increases in revenue from expansion of our retail business in Europe and new store openings in North America were more than offset by lower European wholesale shipments and negative comparable store sales in North American Retail and Europe.

Gross Profit. Gross profit decreased by $60.0 million, or 8.2%, to $674.2 million for the nine months ended November 2, 2013, from $734.2 million in the same prior-year period, due primarily to the unfavorable impact from lower wholesale sales in Europe, negative comparable store sales in North American Retail and Europe and lower overall product margins, partially offset by the favorable impact from retail expansion in Europe and new store openings in North America, net of higher occupancy costs, and currency translation.
Gross margin decreased 240 basis points to 37.4% for the nine months ended November 2, 2013, from 39.8% in the same prior-year period, due to a higher occupancy rate and lower overall product margins. The higher occupancy rate was driven by negative comparable store sales in North American Retail and Europe, lower wholesale shipments in Europe and the unfavorable impact of channel mix on the occupancy rate. Product margins declined due primarily to more markdowns in North American Retail.
Selling, General and Administrative Expenses. SG&A expenses decreased by $35.9 million, or 6.2%, to $543.8 million for the nine months ended November 2, 2013, from $579.7 million in the same prior-year period. The decrease in SG&A expenses, which included the unfavorable impact of currency translation, was due primarily to lower selling and merchandising expenses in Europe and lower investments in advertising and marketing.
The Company’s SG&A rate decreased by 120 basis points to 30.2% for the nine months ended November 2, 2013, from 31.4% in the same prior-year period. The SG&A rate was favorably impacted by lower selling and merchandising expenses in Europe resulting from productivity improvements and lower investments in advertising and marketing, partially offset by the negative impact on the Company’s fixed cost structure resulting from negative comparable store sales in North American Retail and Europe and a decline in European wholesale shipments.
Restructuring Charges. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring charges of $10.4 million incurred during the nine months ended November 2, 2013.
Earnings from Operations.   Earnings from operations decreased by $34.5 million, or 22.3%, to $120.1 million for the nine months ended November 2, 2013, from $154.6 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $3.0 million.
Operating margin decreased 170 basis points to 6.7% for the nine months ended November 2, 2013, compared to 8.4% in the same prior-year period. Operating margin was negatively impacted by lower overall gross margins and the negative impact of the restructuring charges, partially offset by a lower SG&A rate. The restructuring charges of $10.4 million negatively impacted the operating margin for the nine months ended November 2, 2013 by 50 basis points.
Interest Income, Net. Interest income, net was $0.3 million for both of the nine months ended November 2, 2013 and October 27, 2012, and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges.
Other Income, Net. Other income, net was $8.9 million for the nine months ended November 2, 2013, compared to other income, net of $5.8 million in the same prior-year period. Other income, net in the nine months ended November 2, 2013 consisted primarily of net unrealized and realized gains on non-operating assets and net realized and unrealized mark-to-market gains on foreign currency contracts and other foreign currency balances. Other income, net in the nine months ended October 27, 2012 consisted primarily of net unrealized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances and net unrealized gains on non-operating assets.
Income Taxes.  Income tax expense for the nine months ended November 2, 2013 was $42.7 million, or a 33.0% effective tax rate, compared to income tax expense of $53.0 million, or a 33.0% effective tax rate, in the same prior-year period.  Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management.

Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests for the nine months ended November 2, 2013 was $2.8 million, net of taxes, compared to $1.4 million, net of taxes, in the same prior-year period.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased by $22.4 million, or 21.1%, to $83.8 million for the nine months ended November 2, 2013, from $106.2 million in the same prior-year period. Diluted earnings per share decreased to $0.98 per share for the nine months ended November 2, 2013, compared to $1.21 per share for the nine months ended October 27, 2012. The results for the nine months ended November 2, 2013 included the unfavorable $0.09 per share after-tax impact of the restructuring charges. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $91.4 million and adjusted diluted earnings was $1.07 per common share for the nine months ended November 2, 2013. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Information by Business Segment
The following table presents our net revenue and earnings from operations by segment for the nine months ended November 2, 2013 and October 27, 2012:

	Nine Months Ended
	Nov 2, 2013	Oct 27, 2012	Change	% Change
	(dollars in thousands)
Net revenue:
North American Retail	$746,444	$766,874	$(20,430)	(2.7%)
Europe	616,707	639,326	(22,619)	(3.5)
Asia	209,711	206,499	3,212	1.6
North American Wholesale	138,777	143,424	(4,647)	(3.2)
Licensing	89,784	87,364	2,420	2.8
Total net revenue	$1,801,423	$1,843,487	$(42,064)	(2.3%)
Earnings (loss) from operations:
North American Retail	$12,363	$42,703	$(30,340)	(71.0%)
Europe	47,595	51,675	(4,080)	(7.9)
Asia	17,897	17,693	204	1.2
North American Wholesale	29,229	31,935	(2,706)	(8.5)
Licensing	80,476	74,558	5,918	7.9
Corporate Overhead	(57,141)	(64,005)	6,864	(10.7)
Restructuring Charges	(10,355)	—	(10,355)
Total earnings from operations	$120,064	$154,559	$(34,495)	(22.3%)
Operating margins:
North American Retail	1.7%	5.6%
Europe	7.7%	8.1%
Asia	8.5%	8.6%
North American Wholesale	21.1%	22.3%
Licensing	89.6%	85.3%
Total Company	6.7%	8.4%

North American Retail
Net revenue from our North American Retail operations decreased by $20.4 million, or 2.7%, to $746.4 million for the nine months ended November 2, 2013, from $766.9 million in the same prior-year period. The increases in revenue resulting from new store openings and growth in our e-commerce business were more than offset by negative comparable store sales of 5.6% for our combined U.S. and Canadian stores (negative 5.0% in constant currency, which excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores) and the negative impact of store closures. The store base for the U.S. and Canada increased by an average of one net additional store during the nine months ended November 2, 2013 compared to the same prior-year period, resulting in a 0.9% net increase in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores unfavorably impacted net revenue in our North American Retail segment by $3.8 million.
Earnings from operations for the North American Retail segment decreased by $30.3 million, or 71.0%, to $12.4 million for the nine months ended November 2, 2013, from $42.7 million in the same prior-year period. The decrease reflects the impact on earnings from negative comparable store sales and lower product margins.
Operating margin decreased 390 basis points to 1.7% for the nine months ended November 2, 2013, compared to 5.6% in the same prior-year period. The decrease was driven by the negative impact on the fixed cost structure resulting from negative comparable store sales and lower product margins due primarily to more markdowns.
Europe
Net revenue from our Europe operations decreased by $22.6 million, or 3.5%, to $616.7 million for the nine months ended November 2, 2013, from $639.3 million in the same prior-year period. In local currency, revenue decreased by 7.0% versus the same prior-year period. The increase in revenue from the expansion of our directly operated retail business was more than offset by lower revenue from our European wholesale business and a percentage decline in the mid-single digits for comparable store sales versus the same prior-year period. We grew our business in newer markets, including Germany and Russia, though this growth was more than offset by declines in more mature markets such as Italy and France. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $21.8 million.
Earnings from operations from our Europe segment decreased by $4.1 million, or 7.9%, to $47.6 million for the nine months ended November 2, 2013, from $51.7 million in the same prior-year period. The decrease resulted primarily from the negative impact on earnings from lower wholesale shipments, partially offset by lower SG&A expenses and higher profits from the growth in retail stores, net of higher occupancy costs. Currency translation fluctuations relating to our European operations favorably impacted earnings from operations by $2.7 million.
Operating margin decreased 40 basis points to 7.7% for the nine months ended November 2, 2013, compared to 8.1% in the same prior-year period. The decrease in operating margin was driven primarily by the negative impact on the fixed cost structure resulting from lower wholesale shipments and retail expansion, partially offset by lower selling and merchandising expenses resulting from productivity improvements.
Asia
Net revenue from our Asia operations increased by $3.2 million, or 1.6%, to $209.7 million for the nine months ended November 2, 2013, from $206.5 million in the same prior-year period. In constant currency, net revenue decreased by 0.6% versus the same prior-year period. The increase in revenue driven by growth in our South Korea business due primarily to retail expansion was offset by lower revenue in our Greater China business. We continued to grow our operations in Asia, where we and our partners opened 40 stores and 45 concessions during the nine months ended November 2, 2013. Currency translation fluctuations relating to our Asia operations favorably impacted net revenue by $4.5 million.
Earnings from operations for the Asia segment increased by $0.2 million, or 1.2%, to $17.9 million for the nine months ended November 2, 2013, from $17.7 million in the same prior-year period.
Operating margin decreased 10 basis points to 8.5% for the nine months ended November 2, 2013, compared to 8.6% in the same prior-year period.

North American Wholesale
Net revenue from our North American Wholesale operations decreased by $4.6 million, or 3.2%, to $138.8 million for the nine months ended November 2, 2013, from $143.4 million in the same prior-year period. In constant currency, net revenue decreased by 3.0% compared to the same prior-year period. This decrease was driven by lower revenue in our U.S. and Canadian wholesale businesses, partially offset by higher revenue in our Mexican wholesale business.
Earnings from operations from our North American Wholesale segment decreased by $2.7 million, or 8.5%, to $29.2 million for the nine months ended November 2, 2013, from $31.9 million in the same prior-year period. The decrease was due primarily to the unfavorable impact to earnings from lower revenue and higher SG&A expenses.
Operating margin decreased 120 basis points to 21.1% for the nine months ended November 2, 2013, compared to 22.3% in the same prior-year period, due primarily to a higher SG&A rate driven by an overall deleveraging of expenses.
Licensing
Net royalty revenue from Licensing operations increased by $2.4 million, or 2.8%, to $89.8 million for the nine months ended November 2, 2013, from $87.4 million in the same prior-year period.
Earnings from operations from our Licensing segment increased by $5.9 million, or 7.9%, to $80.5 million for the nine months ended November 2, 2013, from $74.6 million in the same prior-year period. The increase was driven primarily by lower performance-based compensation and higher revenue.
Corporate Overhead
Unallocated corporate overhead decreased by $6.9 million to $57.1 million for the nine months ended November 2, 2013, from $64.0 million in the same prior-year period. The decrease was driven primarily by lower legal fees and lower advertising and marketing expenses, partially offset by higher performance-based compensation.
NON-GAAP MEASURES
The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share for the three and nine months ended November 2, 2013 reflect the impact of restructuring charges which affects the comparability of those reported results. Those financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of this item. The Company has excluded these restructuring charges, and related tax impact, from its adjusted financial measures primarily because it does not believe such charges reflect the Company’s ongoing operating results or future outlook. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful as an additional means for investors to evaluate the comparability of the Company’s operating results when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for the three and nine months ended November 2, 2013 exclude the impact of restructuring charges. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring changes incurred during the three and nine months ended November 2, 2013. During the three months ended November 2, 2013, the Company recognized restructuring charges of $1.9 million (or $1.4 million after considering a $0.5 million reduction to income tax as a result of the charges), or an unfavorable after-tax impact of $0.02 per share. During the nine months ended November 2, 2013, the Company recognized restructuring charges of $10.4 million (or $7.6 million after considering a $2.8 million reduction to income tax expense as a result of the charges), or an unfavorable after-tax impact of $0.09 per share. Net earnings attributable to Guess?, Inc. for the three and nine months ended November 2, 2013 was $34.0 million and $83.8 million, respectively, and diluted earnings per common share for the three and nine months ended

November 2, 2013 was $0.40 and $0.98, respectively. Excluding the impact of the restructuring charges and the related tax impacts, adjusted net earnings attributable to Guess?, Inc. for the three and nine months ended November 2, 2013 was $35.4 million and $91.4 million, respectively, and adjusted diluted earnings per common share for the three and nine months ended November 2, 2013 was $0.42 and $1.07, respectively.
Our discussion and analysis herein also includes certain constant currency financial information. Foreign currency exchange rate fluctuations affect the amount reported from translating the Company’s foreign revenues and expenses into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results under GAAP. The Company provides constant currency information to help investors assess how our businesses performed excluding the effects of changes in foreign currency translation rates. To calculate revenues and earnings from operations on a constant currency basis, operating results for the current-year period for entities reporting in currencies other than U.S. dollars are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different to the functional currency of that entity when exchange rates fluctuate. The constant currency information presented may not be comparable to similarly titled measures reported by other companies.
LIQUIDITY AND CAPITAL RESOURCES
We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the nine months ended November 2, 2013, the Company relied primarily on trade credit, available cash, real estate leases, short-term lines of credit, and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and any dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, as necessary, under our existing Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.”
As of November 2, 2013, the Company had cash and cash equivalents of $350.1 million and short-term investments of $10.2 million. Approximately 75% of the Company’s cash and cash equivalents were held outside of the U.S. As of November 2, 2013, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the United States. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income tax, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not indicate a need to repatriate them to fund our U.S. operations.
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
The Company has presented below the cash flow performance comparison of the nine months ended November 2, 2013, versus the nine months ended October 27, 2012.
Operating Activities
Net cash provided by operating activities was $137.3 million for the nine months ended November 2, 2013, compared to $96.0 million for the nine months ended October 27, 2012, or an increase of $41.3 million. The increase was driven primarily by the favorable impact of changes in working capital, partially offset by lower net earnings for the nine month period ended November 2, 2013 versus the same prior-year period. The change in working capital was driven primarily by lower accounts receivable due to the favorable impact from timing of collections and lower European wholesale shipments compared to same prior-year period and the favorable impact from timing of inventory receipts in Europe.
Investing Activities
Net cash used in investing activities was $45.8 million for the nine months ended November 2, 2013, compared to $96.8 million for the nine months ended October 27, 2012. Cash used in investing activities related primarily to capital expenditures incurred on existing store remodeling programs in North American Retail, expansion of our retail business in Europe and new store openings in North America. In addition, the settlement of forward currency contracts designated as hedging instruments, purchases of investments or proceeds from the sale or maturity of investments and the cost of any business acquisitions are also included in cash flows used in investing activities.
The decrease in cash used in investing activities related primarily to a lower level of spending on new store expansion in North American Retail and Europe and existing store remodeling in North America Retail, timing of cash receipts on other assets and lower investments in business acquisitions in our European business during the nine months ended November 2, 2013 compared to the same prior-year period. During the nine months ended November 2, 2013, the Company opened 46 directly operated stores compared to 61 directly operated stores that were opened in the comparable prior-year period. During the nine months ended November 2, 2013, we also acquired four stores from one of our European licensees compared to 26 stores that were acquired from one of our European licensees in the comparable prior-year period.
Financing Activities
Net cash used in financing activities was $67.0 million for the nine months ended November 2, 2013, compared to $200.2 million for the nine months ended October 27, 2012. The decrease in net cash used in financing activities was due primarily to higher repurchases of shares of the Company’s common stock during the nine months ended October 27, 2012.
Effect of Exchange Rates on Cash
During the nine months ended November 2, 2013, changes in foreign currency translation rates decreased our reported cash and cash equivalents balance by $3.4 million. This compares to a decrease of $3.6 million in cash and cash equivalents driven by changes in foreign currency translation rates during the nine months ended October 27, 2012.
Working Capital
At November 2, 2013, the Company had net working capital (including cash and cash equivalents) of $787.3 million compared to $722.3 million at February 2, 2013 and $729.3 million at October 27, 2012. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable at November 2, 2013 amounted to $258.9 million, down $65.1 million, compared to $324.0 million at October 27, 2012. The accounts receivable balance relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business. On a constant currency basis, accounts receivable decreased by $72.7 million, or 22.4% when compared to October 27, 2012. The decrease in accounts receivable was driven primarily by lower European wholesale shipments and the favorable impact from timing of collections during the first nine months of fiscal 2014 compared to the same prior-year period. As of November 2, 2013, approximately 64% of our total trade receivables were insured for collection purposes or subject to certain bank guarantees or letters of credit. In Europe, approximately 85% of our trade receivables were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at November 2, 2013 increased to $426.9 million, or 1.1%, compared to $422.3 million at October 27, 2012. When measured in terms of finished goods units, inventory volumes increased by 3.6% as of November 2, 2013, when compared to October 27, 2012.

Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.20 per common share.
On December 4, 2013, the Company announced a regular quarterly cash dividend of $0.20 per share on the Company’s common stock. The cash dividend will be paid on January 3, 2014 to shareholders of record as of the close of business on December 18, 2013.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based on a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases and liquidity.
Capital Expenditures
Gross capital expenditures totaled $55.4 million, before deducting lease incentives of $3.0 million, for the nine months ended November 2, 2013. This compares to gross capital expenditures of $77.4 million, before deducting lease incentives of $6.2 million, for the nine months ended October 27, 2012. The Company’s investments in capital for the full fiscal year 2014 are planned between $70 million and $80 million (after deducting estimated lease incentives of approximately $4 million). The planned investments in capital are primarily for store remodeling programs in North American Retail, expansion of our retail business in Europe and new store openings in North America.
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
On August 31, 2012, the Company increased its borrowing capacity under the Credit Facility from $200 million to $300 million by exercising the accordion feature in the Credit Facility pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Facility with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Facility and (ii) access to a new $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount. At November 2, 2013, the Company had $3.4 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at November 2, 2013, the Company could have borrowed up to $141.2 million under these agreements. At November 2, 2013, the Company had no outstanding borrowings and $2.1 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.4% to 3.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $47.2 million that has a minimum net equity requirement, there are no other financial ratio covenants.
The Company entered into a capital lease in December 2005 for a new building in Florence, Italy. At November 2, 2013, the capital lease obligation was $9.1 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability at November 2, 2013 was approximately $0.6 million.
From time-to-time, the Company will obtain other short-term financing in foreign countries for working capital to finance its local operations.
Share Repurchases
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the 2011 Share Repurchase Program. Repurchases under programs may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under programs and programs may be discontinued at any time, without prior notice. During the nine months ended November 2, 2013, the Company repurchased 882,551 shares under the 2011 and 2012 Share Repurchase Programs at an aggregate cost of $22.1 million. All such share repurchases were made during the three months ended May 4, 2013. At November 2, 2013, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock and no remaining authority to purchase shares under the 2011 Share Repurchase Program.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and expects to continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments into the insurance policies may vary, depending on any changes to the estimates of final annual compensation levels and investment performance of the trust. The cash surrender values of the insurance policies were $51.7 million and $47.9 million as of November 2, 2013 and February 2, 2013, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.3 million and $3.8 million in other income during the three and nine months ended November 2, 2013, respectively, and unrealized gains of $0.9 million and $1.6 million in other income during the three and nine months ended October 27, 2012, respectively.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of November 30, 2013, consisting primarily of orders for fashion apparel, was $50.7 million, compared to $62.9 million in constant currency at December 1, 2012, a decrease of 19.3%. We estimate that if we were to normalize the orders for the scheduling of market weeks the current backlog would have decreased by 8.9% compared to the prior year.
Europe Backlog. As of December 2, 2013, the European wholesale backlog was €219.4 million, compared to €260.7 million at November 26, 2012, a decrease of 15.8%. The backlog as of December 2, 2013 is comprised of sales orders for the Fall/Winter 2013, Spring/Summer 2014 and Fall/Winter 2014 seasons.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 2, 2013 filed with the SEC on April 1, 2013. There have been no significant changes to our critical accounting policies during the nine months ended November 2, 2013.
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
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the nine months ended November 2, 2013 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part 1, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
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
Derivatives Designated As Hedging Instruments
Cash Flow Hedges
During the nine months ended November 2, 2013, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$103.5 million and US$16.2 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of November 2, 2013, the Company had forward contracts outstanding for its European and Canadian operations of US$102.9 million and US$12.7 million, respectively, which are expected to mature over the next 14 months. The Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of November 2, 2013, accumulated other comprehensive loss included a net unrealized loss of approximately $0.2 million, net of tax, of which $0.4 million will be recognized in other expense or cost of product sales over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At November 2, 2013, the net unrealized loss of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.2 million.
At February 2, 2013, the Company had forward contracts outstanding for its European and Canadian operations of US$106.9 million and US$40.3 million, respectively, that were designated as cash flow hedges. At February 2, 2013, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $2.5 million.
Net Investment Hedges
During the nine months ended November 2, 2013, the Company purchased U.S. dollar forward contracts in Europe totaling US$17.9 million to hedge the net investments in certain of the Company’s international subsidiaries that were designated as net investment hedges. The Company had no forward contracts outstanding for its European net investments as of November 2, 2013. Changes in the fair value of these U.S. dollar forward contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are not recognized in income until the sale or liquidation of the hedged net investment.
The Company recognized gains, net of tax, of $0.2 million in the foreign currency translation adjustment component of accumulated other comprehensive income (loss) during the nine months ended November 2, 2013.
As of February 2, 2013, there were no forward contracts that were designated as net investment hedges.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign currency contracts not qualifying as cash flow hedges or net investment hedges are reported in net earnings as part of other income and expense. For the nine months ended November 2, 2013, the Company recorded a net gain of $1.1 million for its Canadian dollar, euro and British pound foreign currency contracts not designated as hedges, which has been included in other income. At November 2, 2013, the Company had euro foreign currency contracts to purchase US$132.5 million expected to mature over the next 13 months and Canadian dollar foreign currency contracts to purchase US$8.8 million expected to mature over the next one month. At November 2, 2013, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $0.8 million.
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
Sensitivity Analysis
At November 2, 2013, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$256.9 million, the fair value of the instruments would have decreased by $28.5 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $23.4 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
Interest Rate Risk
At November 2, 2013, approximately 79% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expense. The change in the unrealized fair value of the interest swap increased other income, net by $0.2 million during the nine months ended November 2, 2013. The majority of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the nine months ended November 2, 2013.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At November 2, 2013 and February 2, 2013, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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
There was no change in our internal control over financial reporting during the third quarter of fiscal 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.
Litigation
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Court of Paris, France and the Intermediate People’s Court of Nanjing, China. The three week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court's ruling in the Milan matter. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagrees with the Court’s decision and has appealed the ruling. The judgment in the China matter is stayed pending the appeal.
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
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of November 2, 2013 or February 2, 2013 related to any of the Company’s legal proceedings.

ITEM 1A.	Risk Factors.
There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended February 2, 2013, filed with the SEC on April 1, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 4, 2013 to August 31, 2013
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	174	$34.11	—	—
September 1, 2013 to October 5, 2013
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	2,477	$30.54	—	—
October 6, 2013 to November 2, 2013
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	—	—	—	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	2,651	$30.77	—

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

Guess?, Inc.

Date:	December 9, 2013	By:	/s/ PAUL MARCIANO
Paul Marciano
Chief Executive Officer and Vice Chairman of the Board

Date:	December 9, 2013	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)