Form 10-Q
period 2014-05-03
GUESS INC
filed 2014-06-06
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 4, 2014 the registrant had 85,247,759 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	May 3, 2014	Feb 1, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$472,463	$502,945
Short-term investments	5,075	5,123
Accounts receivable, net	217,541	276,565
Inventories	373,423	350,899
Other current assets	89,342	80,554
Total current assets	1,157,844	1,216,086
Property and equipment, net	322,936	324,606
Goodwill	39,538	38,992
Other intangible assets, net	13,141	13,143
Long-term deferred tax assets	58,678	54,973
Other assets	121,614	116,631
	$1,713,751	$1,764,431
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$1,829	$4,160
Accounts payable	164,895	191,532
Accrued expenses	153,126	174,333
Total current liabilities	319,850	370,025
Capital lease obligations and other long-term debt	6,912	7,580
Deferred rent and lease incentives	90,734	90,492
Other long-term liabilities	116,913	120,518
	534,409	588,615
Redeemable noncontrolling interests	5,807	5,830

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 139,524,414 and 139,245,729 shares, outstanding 85,251,515 and 84,962,345 shares, at May 3, 2014 and February 1, 2014, respectively	853	850
Paid-in capital	443,652	439,742
Retained earnings	1,226,067	1,247,180
Accumulated other comprehensive income (loss)	6,533	(13,801)
Treasury stock, 54,272,899 and 54,283,384 shares at May 3, 2014 and February 1, 2014, respectively	(519,357)	(519,457)
Guess?, Inc. stockholders’ equity	1,157,748	1,154,514
Nonredeemable noncontrolling interests	15,787	15,472
Total stockholders’ equity	1,173,535	1,169,986
	$1,713,751	$1,764,431

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except per share data) (unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Product sales	$496,928	$518,664
Net royalties	25,613	30,250
Net revenue	522,541	548,914
Cost of product sales	346,310	351,488
Gross profit	176,231	197,426
Selling, general and administrative expenses	178,208	183,764
Restructuring charges	—	2,337
Earnings (loss) from operations	(1,977)	11,325
Other income (expense):
Interest expense	(525)	(549)
Interest income	405	334
Other income (expense), net	(1,119)	5,457
	(1,239)	5,242

Earnings (loss) before income tax expense (benefit)	(3,216)	16,567
Income tax expense (benefit)	(1,029)	5,467
Net earnings (loss)	(2,187)	11,100
Net earnings (loss) attributable to noncontrolling interests	(86)	1,184
Net earnings (loss) attributable to Guess?, Inc.	$(2,101)	$9,916

Net earnings (loss) per common share attributable to common stockholders (Note 2):
Basic	$(0.03)	$0.12
Diluted	$(0.03)	$0.12

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	84,499	84,582
Diluted	84,499	84,778

Dividends declared per common share	$0.225	$0.200

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net earnings (loss)	$(2,187)	$11,100
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	22,250	(24,414)
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	(2,679)	4,670
Less income tax effect	621	(582)
Reclassification to net earnings (loss) for (gains) losses realized	525	(458)
Less income tax effect	(21)	70
Marketable securities
Gains (losses) arising during the period	(26)	99
Less income tax effect	10	(40)
Reclassification to net loss for gains realized	(87)	—
Less income tax effect	33	—
Supplemental Executive Retirement Plan (“SERP”)
Actuarial loss amortization	234	277
Prior service (credit) cost amortization	(58)	155
Less income tax effect	(67)	(165)
Total comprehensive income (loss)	18,548	(9,288)
Less comprehensive income attributable to noncontrolling interests:
Net earnings (loss)	(86)	1,184
Foreign currency translation adjustment	401	352
Amounts attributable to noncontrolling interests	315	1,536
Comprehensive income (loss) attributable to Guess?, Inc.	$18,233	$(10,824)

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities:
Net earnings (loss)	$(2,187)	$11,100
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	20,759	21,910
Amortization of intangible assets	637	598
Share-based compensation expense	3,457	2,248
Unrealized forward contract (gains) losses	2,160	(2,409)
Net loss on disposition of property and equipment and long-term assets	910	1,348
Other items, net	744	(1,092)
Changes in operating assets and liabilities:
Accounts receivable	63,851	56,840
Inventories	(18,119)	(12,443)
Prepaid expenses and other assets	(9,411)	(9,292)
Accounts payable and accrued expenses	(60,103)	(33,241)
Deferred rent and lease incentives	(40)	(1,330)
Other long-term liabilities	(2,891)	(2,500)
Net cash provided by (used in) operating activities	(233)	31,737
Cash flows from investing activities:
Purchases of property and equipment	(17,254)	(17,272)
Changes in other assets	(43)	7,133
Proceeds from sale of investment	598	—
Acquisition of businesses, net of cash acquired	—	(653)
Net cash settlement of forward contracts	(407)	661
Net cash used in investing activities	(17,106)	(10,131)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	152
Repayment of borrowings and capital lease obligations	(3,661)	(480)
Dividends paid	(19,198)	(17,129)
Issuance of common stock, net of nonvested award repurchases	646	1,704
Excess tax benefits from share-based compensation	95	2
Purchase of treasury stock	—	(22,099)
Net cash used in financing activities	(22,118)	(37,850)
Effect of exchange rates on cash and cash equivalents	8,975	(6,340)
Net change in cash and cash equivalents	(30,482)	(22,584)
Cash and cash equivalents at beginning of period	502,945	329,021
Cash and cash equivalents at end of period	$472,463	$306,437

Supplemental cash flow data:
Interest paid	$229	$237
Income taxes paid	$17,434	$11,045

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 3, 2014
(unaudited)

(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of May 3, 2014 and February 1, 2014, and the condensed consolidated statements of income (loss), comprehensive income (loss) and cash flows for the three months ended May 3, 2014 and May 4, 2013. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended May 3, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 1, 2014.
The three months ended May 3, 2014 had the same number of days as the three months ended May 4, 2013. All references herein to “fiscal 2015”, “fiscal 2014” and “fiscal 2013” represent the results of the 52-week fiscal year ending January 31, 2015, the 52-week fiscal year ended February 1, 2014 and the 53-week fiscal year ended February 2, 2013, respectively.
New Accounting Guidance
In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar loss or a tax credit carryforward, if specific criteria are met. The Company adopted this guidance effective February 2, 2014. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In April 2014, the FASB issued authoritative guidance which raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. This guidance is effective for fiscal periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

(2)	Earnings (Loss) Per Share
Basic earnings (loss) per share represents net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share represents net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, earnings attributable to nonvested restricted stockholders are excluded from net earnings attributable to common stockholders for purposes of calculating basic and diluted earnings per common share. However, net losses are not allocated to nonvested restricted stockholders since they are not contractually obligated to share in the losses of the Company.
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended
	May 3, 2014	May 4, 2013
Net earnings (loss) attributable to Guess?, Inc.	$(2,101)	$9,916
Less net earnings attributable to nonvested restricted stockholders	147	89
Net earnings (loss) attributable to common stockholders	$(2,248)	$9,827

Weighted average common shares used in basic computations	84,499	84,582
Effect of dilutive securities:
Stock options and restricted stock units	—	196
Weighted average common shares used in diluted computations	84,499	84,778

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.03)	$0.12
Diluted	$(0.03)	$0.12
For the three months ended May 3, 2014, there were 232,196 potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been anti-dilutive given the Company’s net loss.
For the three months ended May 3, 2014 and May 4, 2013, equity awards granted for 1,213,896 and 1,353,455, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because the assumed proceeds, as calculated under the treasury method, resulted in these awards being anti-dilutive. For the three months ended May 3, 2014, the Company also excluded 259,700 nonvested stock units which are subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common share equivalents outstanding because the performance condition had not yet been achieved as of May 3, 2014. There were no nonvested stock options or units in the comparable prior-year period which remained subject to a performance condition as of May 4, 2013.
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the 2011 Share Repurchase Program. Repurchases under programs may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under programs and programs may be discontinued at any time, without prior notice. There were no share repurchases under the 2012 Share Repurchase Program during the three months ended May 3, 2014. During the three months ended May 4, 2013, the Company repurchased 882,551 shares under the 2011 and 2012 Share Repurchase Programs at an aggregate cost of $22.1 million. At May 3, 2014, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock and no remaining authority to purchase shares under the 2011 Share Repurchase Program.

(3)	Stockholders’ Equity and Redeemable Noncontrolling Interests
A reconciliation of the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended February 1, 2014 and three months ended May 3, 2014 is as follows (in thousands):

	Stockholders’ Equity
	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balance at February 2, 2013	$1,086,992	$13,876	$1,100,868	$3,144
Net earnings	153,434	4,277	157,711	—
Foreign currency translation adjustment	(17,621)	(804)	(18,425)	(104)
Gain on derivative financial instruments designated as cash flow hedges, net of income tax of ($237)	1,669	—	1,669	—
Loss on marketable securities, net of income tax of $4	(7)	—	(7)	—
SERP plan amendment, prior service cost amortization and actuarial valuation gain (loss) and related amortization, net of income tax of ($2,963)	4,619	—	4,619	—
Issuance of common stock under stock compensation plans, net of tax effect	2,404	—	2,404	—
Issuance of stock under Employee Stock Purchase Plan	980	—	980	—
Share-based compensation	13,949	—	13,949	—
Dividends	(68,215)	—	(68,215)	—
Share repurchases	(22,099)	—	(22,099)	—
Noncontrolling interest capital contribution	—	—	—	1,199
Noncontrolling interest capital distribution	—	(1,877)	(1,877)	—
Redeemable noncontrolling interest redemption value adjustment	(1,591)	—	(1,591)	1,591
Balance at February 1, 2014	$1,154,514	$15,472	$1,169,986	$5,830
Net loss	(2,101)	(86)	(2,187)	—
Foreign currency translation adjustment	21,849	401	22,250	232
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of $600	(1,554)	—	(1,554)	—
Loss on marketable securities, net of income tax of $43	(70)	—	(70)	—
SERP prior service credit and actuarial valuation amortization, net of income tax of ($67)	109	—	109	—
Issuance of common stock under stock compensation plans, net of tax effect	316	—	316	—
Issuance of stock under Employee Stock Purchase Plan	248	—	248	—
Share-based compensation	3,457	—	3,457	—
Dividends	(19,275)	—	(19,275)	—
Redeemable noncontrolling interest redemption value adjustment	255	—	255	(255)
Balance at May 3, 2014	$1,157,748	$15,787	$1,173,535	$5,807

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three months ended May 3, 2014 and May 4, 2013 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	SERP	Total
Balance at February 1, 2014	$(7,003)	$(113)	$103	$(6,788)	$(13,801)
Gains (losses) arising during the period	21,849	(2,058)	(16)	—	19,775
Reclassification to net loss for (gains) losses realized	—	504	(54)	109	559
Net other comprehensive income (loss)	21,849	(1,554)	(70)	109	20,334
Balance at May 3, 2014	$14,846	$(1,667)	$33	$(6,679)	$6,533

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	SERP	Total
Balance at February 2, 2013	$10,618	$(1,782)	$110	$(11,407)	$(2,461)
Gains (losses) arising during the period	(24,766)	4,088	59	—	(20,619)
Reclassification to net earnings for (gains) losses realized	—	(388)	—	267	(121)
Net other comprehensive income (loss)	(24,766)	3,700	59	267	(20,740)
Balance at May 4, 2013	$(14,148)	$1,918	$169	$(11,140)	$(23,201)
Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) during the three months ended May 3, 2014 and May 4, 2013 are as follows (in thousands):

	Three Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	May 3, 2014	May 4, 2013
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$494	$(479)	Cost of sales
Foreign exchange currency contracts	31	21	Other income/expense
Less income tax effect	(21)	70	Income tax expense (benefit)
	504	(388)
Marketable securities:
Available-for-sale securities	(87)	—	Other income/expense
Less income tax effect	33	—	Income tax expense (benefit)
	(54)	—
SERP:
Actuarial loss amortization	234	277	(1)
Prior service (credit) cost amortization	(58)	155	(1)
Less income tax effect	(67)	(165)	Income tax expense (benefit)
	109	267
Total reclassifications during the period	$559	$(121)
__________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. Refer to Note 13 for further information.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest from the acquisition of its majority-owned subsidiary, Guess Sud SAS (“Guess Sud”). The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holders by providing written notice to the Company any time after January 30, 2012. The put arrangement is recorded on the balance sheet at its expected redemption value based on a method which approximates fair value and classified as a redeemable noncontrolling interest outside of permanent equity. The redemption value of the Guess Sud redeemable put arrangement was $4.6 million and $4.7 million at May 3, 2014 and February 1, 2014, respectively.
During fiscal 2014, the Company entered into a majority-owned joint venture to establish Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The Company funded $1.8 million to obtain a 60% interest in Guess Brazil and is subject to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest. The put arrangement may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in fiscal 2020, or sooner in certain limited circumstances, and every third anniversary thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The redemption value of the Guess Brazil redeemable put arrangement was $1.2 million and $1.1 million at May 3, 2014 and February 1, 2014, respectively.

(4)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	May 3, 2014	Feb 1, 2014
Trade	$239,769	$291,411
Royalty	8,165	16,372
Other	6,764	8,174
	254,698	315,957
Less allowance for doubtful accounts	37,157	39,392
	$217,541	$276,565
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

(5)	Inventories
Inventories consist of the following (in thousands):

	May 3, 2014	Feb 1, 2014
Raw materials	$11,005	$10,585
Work in progress	340	977
Finished goods	362,078	339,337
	$373,423	$350,899
As of May 3, 2014 and February 1, 2014, the Company had an allowance to write-down inventories to the lower of cost or market of $21.1 million and $23.4 million, respectively.

(6)	Restructuring Charges
During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. There were no restructuring charges incurred during the three months ended May 3, 2014 as the actions under these plans were substantially completed during fiscal 2014. The Company does not expect significant future cash-related severance and lease termination charges related to these plans to be incurred during the remainder of fiscal 2015. During the three months ended May 4, 2013, the Company incurred restructuring charges of $2.3 million related primarily to severance costs. As of May 3, 2014, the Company had a balance of approximately $3.0 million in accrued expenses for amounts expected to be paid during the remainder of fiscal 2015. At February 1, 2014, the Company had a balance of approximately $4.6 million in accrued expenses related to these restructuring activities.

The following table summarizes the components of the restructuring activities during the fiscal year ended February 1, 2014 and three months ended May 3, 2014 (in thousands):

	Severance	Impairment and Lease Termination	Total
Balance at February 2, 2013	$—	$—	$—
Charges to operations	9,206	3,236	12,442
Non-cash write-offs	—	(1,717)	(1,717)
Cash payments	(4,567)	(1,492)	(6,059)
Foreign currency and other adjustments	(61)	(27)	(88)
Balance at February 1, 2014	$4,578	$—	$4,578
Cash payments	(944)	—	(944)
Foreign currency and other adjustments	(663)	—	(663)
Balance at May 3, 2014	$2,971	$—	$2,971

(7)	Income Taxes
Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The Company’s effective income tax rate decreased to 32.0% for the three months ended May 3, 2014 from 33.0% for the three months ended May 4, 2013.
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
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $11.4 million at each of the periods ended May 3, 2014 and February 1, 2014.

(8)	Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: North American Retail, Europe, Asia, North American Wholesale and Licensing. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and each segment’s performance is evaluated. The North American Retail segment includes the Company’s retail and e-commerce operations in North America and its retail operations in Central and South America. The Europe segment includes the Company’s wholesale, retail and e-commerce operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale, retail and e-commerce operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and Central and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal.

Net revenue and earnings (loss) from operations are summarized as follows for the three months ended May 3, 2014 and May 4, 2013 (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Net revenue:
North American Retail	$228,344	$238,311
Europe	159,158	165,392
Asia	70,118	71,132
North American Wholesale	39,308	43,829
Licensing	25,613	30,250
Total net revenue	$522,541	$548,914
Earnings (loss) from operations:
North American Retail	$(8,399)	$(4,233)
Europe	(6,632)	(5,218)
Asia	3,353	6,964
North American Wholesale	7,753	8,649
Licensing	22,721	26,204
Corporate Overhead	(20,773)	(18,704)
Restructuring Charges	—	(2,337)
Total earnings (loss) from operations	$(1,977)	$11,325
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year. Restructuring charges incurred during the three months ended May 4, 2013 related to plans to streamline the Company’s structure and reduce expenses in Europe and North America. Refer to Note 6 for more information regarding these restructuring charges.

(9)	Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	May 3, 2014	Feb 1, 2014
European capital lease, maturing quarterly through 2016	$7,947	$8,637
Other	794	3,103
	8,741	11,740
Less current installments	1,829	4,160
Long-term capital lease obligations and other debt	$6,912	$7,580
Capital Lease
The Company entered into a capital lease in December 2005 for a building in Florence, Italy. At May 3, 2014, the capital lease obligation was $7.9 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability at May 3, 2014 was approximately $0.5 million.
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

On August 31, 2012, the Company increased its borrowing capacity under the Credit Facility from $200 million to $300 million by exercising the accordion feature in the Credit Facility pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Facility with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Facility and (ii) access to a new $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount. At May 3, 2014, the Company had $1.5 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at May 3, 2014, the Company could have borrowed up to $109.0 million under these agreements. At May 3, 2014, the Company had no outstanding borrowings and $0.4 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.6% to 3.2%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $48.6 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.

(10)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three months ended May 3, 2014 and May 4, 2013 (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Stock options	$456	$573
Nonvested stock awards/units	2,938	1,605
Employee Stock Purchase Plan	63	70
Total share-based compensation expense	$3,457	$2,248
Unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options and nonvested stock awards/units totaled approximately $5.1 million and $32.2 million, respectively, as of May 3, 2014. This cost is expected to be recognized over a weighted average period of 1.9 years. The weighted average fair values of stock options granted during the three months ended May 3, 2014 and May 4, 2013 were $6.27 and $5.92, respectively.
Grants
On April 2, 2014, the Company made an annual grant of 365,600 stock options and 301,200 nonvested stock awards/units to its employees. On April 3, 2013, the Company made an annual grant of 416,500 stock options and 408,400 nonvested stock awards/units to its employees.
Performance Awards
On July 11, 2013, the Company granted 100,000 nonvested stock units to Paul Marciano, the Company’s Chief Executive Officer and Vice Chairman of the Board, in connection with an employment agreement entered into between the Company and Mr. Paul Marciano. The nonvested stock units had an initial vesting period of seven months followed by two annual vesting periods, which were subject to the achievement of performance-based vesting conditions for the last three quarters of fiscal 2014. The Company also granted a target of 143,700 nonvested stock units to Mr. Paul Marciano, of which approximately 84% are expected to vest based on the achievement of performance-based conditions for the last three quarters of fiscal 2014. Such shares are scheduled to vest on February 1, 2016.
On April 8, 2014, the Company granted 100,000 nonvested stock units to Mr. Paul Marciano which have an initial vesting period of ten months followed by two annual vesting periods, subject to the achievement of performance-based vesting conditions for fiscal 2015. The Company also granted a target of 159,700 nonvested stock units to Mr. Paul Marciano on April 8, 2014. The number of shares that will ultimately vest will equal 0% to 150% of the target number of shares, subject to the achievement of performance-based vesting conditions for fiscal 2015. Such shares are scheduled to vest on January 31, 2017.

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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect at May 3, 2014 with expiration dates ranging from 2015 to 2020.
Aggregate rent and property tax expense under these related party leases was $1.5 million for each of the three months ended May 3, 2014 and May 4, 2013. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered, and may from time-to-time continue to charter, aircraft owned by MPM Financial at a discount from the third party management companies’ preferred customer hourly charter rates. The total fees paid under these arrangements for the three months ended May 3, 2014 were approximately $0.2 million. During the three months ended May 4, 2013, the total fees paid under these arrangements were minimal.
Consulting Arrangement
After serving for over 30 years as an executive and leader for Guess?, co-founder Maurice Marciano elected to retire from his position as executive Chairman of the Board and as an employee of the Company upon the expiration of his employment agreement on January 28, 2012. Mr. Marciano continues to serve the Company as its non-executive Chairman of the Board. In addition, under the terms of his previously existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement (the “Marciano Consulting Agreement”) under which Mr. Marciano provided certain consulting services to the Company, including advice and counsel to the Company’s Chief Executive Officer and other senior executives. The Marciano Consulting Agreement, which had a two-year term that commenced on January 28, 2012, provided for consulting fees of $500,000 per year and continued automobile use in a manner consistent with past practice. In January 2014, the Company extended the Marciano Consulting Agreement for an additional one-year period. Total expenses incurred with respect to the Marciano Consulting Agreement for the three months ended May 3, 2014 and May 4, 2013 were approximately $0.2 million and $0.1 million, respectively.

Other Transactions
From time-to-time, the Company utilizes a third-party agent named Harmony Collection, LLC to produce specific apparel products on behalf of the Company. Armand Marciano, brother of Maurice and Paul Marciano, is part owner and an executive of the parent company of Harmony Collection, LLC. The total payments made by the Company under this arrangement for the three months ended May 3, 2014 and May 4, 2013 were approximately $0.3 million and $0.4 million, respectively. The Company believes that the price and transaction terms have not been significantly affected by the relationship between the parties.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended February 1, 2014.

(12)	Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through September 2031. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 3% to 12%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through December 2018. As discussed in further detail in Note 9, the Company leases a building in Florence, Italy under a capital lease.
In March 2014, the Company amended its lease with respect to its primary U.S. distribution center based in Louisville, Kentucky to extend the term for an additional ten years, to 2024. The amendment also provides for two extension options for an additional period of five years each.
Litigation
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Court of Paris, France and the Intermediate People’s Court of Nanjing, China. The three week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagrees with the Court’s decision and has appealed the ruling. The judgment in the China matter is stayed pending the appeal, which is expected to be heard during the second quarter of fiscal 2015.

On August 25, 2006, Franchez Isaguirre, a former employee of the Company, filed a complaint in the Superior Court of California, County of Los Angeles alleging violations by the Company of California wage and hour laws. The complaint was subsequently amended, adding a second former employee as an additional named party. The plaintiffs purport to represent a class of similarly situated employees in California who allegedly had been injured by not being provided adequate meal and rest breaks. The complaint seeks unspecified compensatory damages, statutory penalties, attorney’s fees and injunctive and declaratory relief. On June 9, 2009, the Court certified the class but immediately stayed the case pending the resolution of a separate California Supreme Court case on the standards of class treatment for meal and rest break claims. Following the Supreme Court ruling, the Superior Court denied the Company’s motions to decertify the class and to narrow the class in January 2013 and June 2013, respectively. The Company subsequently petitioned to have the Court’s decision not to narrow the class definition reviewed. That petition was ultimately denied by the California Supreme Court in April 2014. No trial date has been set.
Although the Company believes that it has a strong position and will continue to vigorously defend each of these remaining matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations.
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of May 3, 2014 or February 1, 2014 related to any of the Company’s legal proceedings.

(13)	Supplemental Executive Retirement Plan
The components of net periodic pension cost for the three months ended May 3, 2014 and May 4, 2013 were as follows (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Interest cost	$572	$586
Net amortization of unrecognized prior service (credit) cost	(58)	155
Net amortization of actuarial losses	234	277
Net periodic defined benefit pension cost	$748	$1,018
In July 2013, the Company amended the SERP to limit the amount of eligible wages under the plan that count toward the SERP benefit for the active participant. As a result, the projected benefit obligation and unrecognized prior service cost were reduced by $4.5 million during fiscal 2014.
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and expects to continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments into the insurance policies may vary, depending on any changes to the estimates of final annual compensation levels and investment performance of the trust. The cash surrender values of the insurance policies were $53.0 million and $51.4 million as of May 3, 2014 and February 1, 2014, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.6 million and $1.5 million in other income during the three months ended May 3, 2014 and May 4, 2013, respectively.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of May 3, 2014 and February 1, 2014 (in thousands):

	Fair Value Measurements at May 3, 2014				Fair Value Measurements at Feb 1, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$41	$—	$41	$—	$2,116	$—	$2,116
Available-for-sale securities	5,125	—	—	5,125	5,732	—	—	5,732
Total	$5,125	$41	$—	$5,166	$5,732	$2,116	$—	$7,848
Liabilities:
Foreign exchange currency contracts	$—	$4,345	$—	$4,345	$—	$1,712	$—	$1,712
Interest rate swap	—	515	—	515	—	581	—	581
Deferred compensation obligations	—	8,125	—	8,125	—	7,498	—	7,498
Total	$—	$12,985	$—	$12,985	$—	$9,791	$—	$9,791

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended May 3, 2014 or during the year ended February 1, 2014.
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
Available-for-sale securities are recorded at fair value and are included in short-term investments and other assets in the accompanying condensed consolidated balance sheets depending on their respective maturity dates. At May 3, 2014, available-for-sale securities consisted of $5.0 million of corporate bonds which mature in September 2014 and $0.1 million of marketable equity securities. During the three months ended May 3, 2014, the Company received proceeds of $0.6 million from the sale of marketable equity securities which were classified as available-for-sale securities. The cost of securities sold was based on the specific identification method. Gains recognized during the three months ended May 3, 2014 were $0.1 million as a result of this sale and were included in other income and expense. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income (loss). The accumulated unrealized gains, net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company at May 3, 2014 were minimal.
At February 1, 2014, available-for-sale securities consisted of $5.1 million of corporate bonds and $0.6 million of marketable equity securities. The accumulated unrealized gains, net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company at February 1, 2014 were $0.1 million.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At May 3, 2014 and February 1, 2014, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable-rate debt including the capital lease obligation approximated rates currently available to the Company.
Long-Lived Assets
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers each individual store as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes store leasehold improvements, furniture, fixtures and equipment, computer hardware and software and certain long-term security deposits and lease acquisition costs. The Company reviews retail stores for impairment risk once the locations have been opened for at least one year, or sooner as changes in circumstances require. The Company believes that waiting one year allows a store to reach a maturity level where a more comprehensive analysis of financial performance can be performed.
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value, which is determined based on discounted future cash flows. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for store assets are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. The Company considers historical trends, expected future business trends and other factors when estimating each store’s future cash flow. The Company also considers factors such as: the local environment for each store location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll, and in some cases, renegotiate lease costs. The estimated cash flows used for this nonrecurring fair value measurement are considered a Level 3 input as defined above. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded impairment charges of $0.2 million and $1.0 million during the three months ended May 3, 2014 and May 4, 2013, respectively, related primarily to the full impairment of certain under-performing retail stores in North America. These impairment charges, which exclude impairment charges incurred related to restructuring activities, were included in SG&A expenses in the Company’s condensed consolidated statements of income (loss) for each of the respective periods. Refer to Note 6 for more information regarding impairment charges related to restructuring activities.

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
The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada and South Korea are denominated in U.S. dollars and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses and tax liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions.
Periodically, the Company may also use foreign currency forward contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries.
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of May 3, 2014, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.
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
U.S. dollar forward contracts are also used to hedge the net investments of certain of the Company’s international subsidiaries over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are not recognized in earnings until the sale or liquidation of the hedged net investment.
The Company also has foreign currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign currency contracts not designated as hedging instruments are reported in net earnings as part of other income and expense.

Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of May 3, 2014 and February 1, 2014 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at May 3, 2014	Fair Value at Feb 1, 2014
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Other current assets	$41	$977
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	—	1,139
Total		$41	$2,116
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Accrued expenses	$1,756	$672
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	2,589	1,040
Interest rate swaps	Other long-term liabilities	515	581
Total derivatives not designated as hedging instruments		3,104	1,621
Total		$4,860	$2,293
Derivatives Designated As Hedging Instruments
Cash Flow Hedges
During the three months ended May 3, 2014, the Company purchased U.S. dollar forward contracts in Canada and Europe totaling US$36.4 million and US$26.0 million, respectively, that were designated as cash flow hedges. As of May 3, 2014, the Company had forward contracts outstanding for its European and Canadian operations of US$92.1 million and US$40.6 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties, which are expected to mature over the next 14 months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings (loss) for the three months ended May 3, 2014 and May 4, 2013 (in thousands):

	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss)(1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss)
	Three Months Ended May 3, 2014	Three Months Ended May 4, 2013		Three Months Ended May 3, 2014	Three Months Ended May 4, 2013
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(2,572)	$4,232	Cost of sales	$(494)	$479
Foreign exchange currency contracts	$(107)	$438	Other income/expense	$(31)	$(21)
 __________________________________

(1)	The ineffective portion was immaterial during the three months ended May 3, 2014 and May 4, 2013 and was recorded in net earnings (loss) and included in interest income/expense.
As of May 3, 2014, accumulated other comprehensive loss included a net unrealized loss of approximately $1.7 million, net of tax, which will be recognized in cost of product sales or other expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended
	May 3, 2014	May 4, 2013
Beginning balance loss	$(113)	$(1,782)
Net gains (losses) from changes in cash flow hedges	(2,058)	4,088
Net (gains) losses reclassified to earnings (loss)	504	(388)
Ending balance gain (loss)	$(1,667)	$1,918
At February 1, 2014, the Company had forward contracts outstanding for its European and Canadian operations of US$87.1 million and US$15.2 million, respectively, that were designated as cash flow hedges.
Derivatives Not Designated as Hedging Instruments
As of May 3, 2014, the Company had euro foreign currency contracts to purchase US$104.0 million expected to mature over the next 11 months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income and expense for the three months ended May 3, 2014 and May 4, 2013 (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings (Loss)
		Three Months Ended May 3, 2014	Three Months Ended May 4, 2013
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$(2,789)	$3,776
Interest rate swaps	Other income/expense	$75	$78
At February 1, 2014, the Company had euro foreign currency contracts to purchase US$111.8 million and Canadian dollar foreign currency contracts to purchase US$13.8 million.

(16)	Subsequent Events
On May 29, 2014, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on June 27, 2014 to shareholders of record as of the close of business on June 11, 2014.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
Important Factors Regarding Forward-Looking Statements
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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, restructuring charges, estimated charges, plans regarding store openings, closings and remodels, plans regarding business growth and international expansion, plans regarding supply chain efficiencies and global planning and allocation, e-commerce and omni-channel initiatives, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations, estimated tax rates, results of tax audits and other regulatory proceedings, raw material and other inflationary cost pressures, consumer confidence and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such difference include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2014 and in our other filings made from time-to-time with the Securities and Exchange Commission (“SEC”) after the date of this report.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: North American Retail, Europe, Asia, North American Wholesale and Licensing. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and each segment’s performance is evaluated. The North American Retail segment includes the Company’s retail and e-commerce operations in North America and its retail operations in Central and South America. The Europe segment includes the Company’s wholesale, retail and e-commerce operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale, retail and e-commerce operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and Central and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information relating to these segments is summarized in Note 8 to the Condensed Consolidated Financial Statements.

Products
We derive our net revenue from the sale of GUESS?, G by GUESS, GUESS Kids and MARCIANO apparel and our licensees’ products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line sites. We also derive royalty revenue from worldwide licensing activities.
Global Economic Conditions
Economic and market conditions have continued to be volatile and uncertain in many markets around the world and consumer behavior remains cautious. In North America, the relatively weaker levels of consumer confidence and the highly promotional conditions among retailers may persist for some time. In Europe, sovereign debt issues, government austerity programs and bank credit issues have impacted the capital markets of numerous European countries, resulting in reduced consumer confidence and discretionary spending in those countries. These circumstances have had, and could in the future have, a negative impact on our business, particularly in our more mature markets in Southern Europe. The impact could be greater in our multi-brand wholesale channel, particularly in Italy, where many customers are relatively small and are not well capitalized. While the economic environment in Southern Europe has shown signs of improvement, the turmoil in Russia and Ukraine could negatively impact our Eastern European business. We also continue to see evidence of a more cautious consumer in China, where the economy has shown clear signs of slowing, as well as a more volatile environment in South Korea.
Foreign Currency Volatility
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts.
During the first three months of fiscal 2015, the average U.S. dollar rate was weaker against the euro and the Korean won and stronger against the Canadian dollar compared to the average rate in the same prior-year period. This had an overall positive impact on the translation of our international revenues and a minimal impact on the translation of our loss from operations for the three months ended May 3, 2014 compared to the same prior-year period.
In addition, some of our transactions that occur primarily in Europe, Canada and South Korea are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when converted to their functional currencies. Fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. If the exchange rate for the euro, Canadian dollar or Korean won weakens versus the U.S. dollar at the time U.S. dollar denominated inventory is purchased relative to the purchases of the comparable period, our product margins could be unfavorably impacted. Our product margins in Canada for the three months ended May 3, 2014 were negatively impacted as a result of exchange rate fluctuations compared to the same prior-year period. There was minimal impact on our product margins in Europe and South Korea for the three months ended May 3, 2014 as a result of exchange rate fluctuations compared to the same prior-year period.
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
Strategy
International Growth. Global expansion continues to be a key component of our long-term growth strategy. Our combined revenues outside of the U.S. and Canada represented approximately half of the Company’s total revenues for the three months ended May 3, 2014, compared to one-fifth in fiscal 2005. We expect to continue to expand in our existing international markets, particularly in less mature markets like Germany, the Middle East and Russia. At the same time, we plan to develop in newer key markets such as Brazil and Japan.

Productivity Improvements. One of our goals is to drive growth by enhancing the productivity of our existing operations. We will continue to focus on expanding on our omni-channel strategy, improving supply chain efficiencies and optimizing global planning and allocation. In addition, we will continue to be opportunistic with our store openings and optimize our existing store portfolio by closing select under-performing stores as lease terms permit. We will continue to regularly assess and implement initiatives that we believe will build brand equity, grow our business and enhance long-term profitability in each region.
North American Retail. In North American Retail, we plan to increase retail sales and profitability over the long-term by improving the productivity and performance of our existing stores and by leaving a larger portion of our buys open prior to each season allowing us to produce closer to market delivery. We will also continue to emphasize our e-commerce channel as we execute our omni-channel strategy. During fiscal 2015, we expect to continue with reduced store openings as well as the closure of certain under-performing stores as lease terms permit, while we focus on improving the performance of existing stores. In addition, we plan to remodel key existing locations as part of the roll-out of our new store designs.
Europe. In Europe, over the long-term, we will continue to focus on developing new markets in Northern and Eastern Europe where our brand is well known but still under-penetrated. We have flagship stores in key cities such as Barcelona, Dusseldorf, London, Milan, Munich and Paris. During fiscal 2015, we and our partners plan to continue our retail store expansion primarily in Northern and Eastern Europe as well as the Middle East, but we expect this to be partially offset by the closure of certain under-performing stores mainly in Southern Europe as lease terms permit.
Asia. We see significant long-term market opportunities in Asia and we have dedicated capital and human resources to support the region’s growth and development. We and our partners have opened flagship stores in key cities such as Beijing, Hong Kong, Seoul and Shanghai, and we have partnered with licensees to develop our business in the second-tier and third-tier cities in this region. In China, where the economy has shown some signs of slowing, we see evidence of a more cautious consumer. Our strategy in South Korea, with a combined 432 stores and concessions at May 3, 2014, is to improve productivity and expand distribution for both our GUESS? and G by GUESS branded locations. We are also in the process of establishing our direct operations in Japan where we had two stores and one concession as of May 3, 2014. For the three months ended May 3, 2014, we and our partners opened 13 new stores and closed 15 stores in Asia, ending the year with 497 stores and 501 concessions. We and our partners plan to open between 90 and 95 retail stores and concessions in total across all concepts in Asia during fiscal 2015.
Capital Allocation
The Company’s investments in capital for the full fiscal year 2015 are planned between $75 million and $85 million (after deducting estimated lease incentives of approximately $5 million). The planned investments in capital are primarily for store remodeling programs in North American Retail, new store openings in North America and expansion of our retail business in Europe.
Comparable Store Sales
As a result of our omni-channel strategy, there is less distinction between our brick-and-mortar retail stores and our e-commerce sites and we believe the inclusion of e-commerce sales in our comparable store sales metric is a more meaningful representation of these results. Therefore, beginning in the first quarter of fiscal 2015, the Company began reporting National Retail Federation (“NRF”) calendar comparable store sales on a quarterly basis for our stores in the U.S. and Canada including the results of our e-commerce sites as well as separately disclosing the impact of e-commerce sales on our comparable store sales metric. A store is considered comparable after it has been open for 13 full months. If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store is removed from the comparable store base until it has been opened at its new size, in its new location or under its new concept for 13 full months. An e-commerce site is considered comparable after it has been operational in a country for 13 full months and would exclude any related revenue from shipping fees.

Definitions and calculations of comparable store sales differ among companies in the apparel retail industry, and therefore comparable store sales disclosed by us may not be comparable to the comparable same store sales metric disclosed by other companies.
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three months ended May 3, 2014 had the same number of days as the three months ended May 4, 2013.
Executive Summary
Overview
Net loss attributable to Guess?, Inc. was $2.1 million, or diluted loss of $0.03 per common share, for the quarter ended May 3, 2014, compared to net earnings attributable to Guess?, Inc. of $9.9 million, or diluted earnings of $0.12 per common share, for the quarter ended May 4, 2013. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America which resulted in restructuring charges for the quarter ended May 4, 2013 of $2.3 million (or $1.8 million after considering the $0.6 million reduction to income tax expense as a result of the charge), or an unfavorable after-tax impact of $0.02 per share. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $11.7 million and adjusted diluted earnings was $0.14 per common share for the quarter ended May 4, 2013. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended May 3, 2014 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue decreased 4.8% to $522.5 million for the quarter ended May 3, 2014, from $548.9 million in the same prior-year period. In constant currency, net revenue decreased by 5.6%.

•	Gross margin (gross profit as a percentage of total net revenue) decreased 230 basis points to 33.7% for the quarter ended May 3, 2014, compared to 36.0% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses decreased 3.0% to $178.2 million for the quarter ended May 3, 2014, compared to $183.8 million in the same prior-year period. SG&A expenses as a percentage of revenue (“SG&A rate”) increased by 60 basis points to 34.1% for the quarter ended May 3, 2014, compared to 33.5% in the same prior-year period.

•	The Company incurred $2.3 million in restructuring charges during the quarter ended May 4, 2013.

•
Loss from operations was $2.0 million for the quarter ended May 3, 2014, compared to earnings from operations of $11.3 million in the same prior-year period. Operating margin decreased by 250 basis points to negative 0.4% for the quarter ended May 3, 2014, compared to 2.1% in the same prior-year period.

•	Other expense, net (including interest income and expense), totaled $1.2 million for the quarter ended May 3, 2014, compared to other income, net of $5.2 million in the same prior-year period.

•	The effective income tax rate decreased 100 basis points to 32.0% for the quarter ended May 3, 2014, compared to 33.0% in the same prior-year period.
Key Balance Sheet Accounts

•	The Company had $477.5 million in cash and cash equivalents and short-term investments as of May 3, 2014, up $164.2 million, compared to $313.3 million as of May 4, 2013.

•
Accounts receivable, which relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business, decreased by $33.6 million, or 13.4%, to $217.5 million at May 3, 2014, compared to $251.1 million at May 4, 2013. On a constant currency basis, accounts receivable decreased $42.1 million, or 16.8%.

•
Inventory decreased by $2.4 million, or 0.6%, to $373.4 million as of May 3, 2014, compared to $375.8 million as of May 4, 2013. When measured in terms of finished goods units, inventory volumes increased by 0.9% as of May 3, 2014, when compared to May 4, 2013.

Global Store Count
In the first quarter of fiscal 2015, together with our partners, we opened 28 new stores worldwide, consisting of 13 stores in Europe and the Middle East, 13 stores in Asia, one store in the U.S. and one store in South America. Together with our partners, we closed 39 stores worldwide, consisting of 17 stores in Europe and the Middle East, 15 stores in Asia, four stores in the U.S. and Canada and three stores in Central and South America.
We ended the first quarter of fiscal 2015 with 1,697 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	491	491	—
Europe and the Middle East	623	264	359
Asia	497	49	448
Central and South America	86	37	49
Total	1,697	841	856
This store count does not include 505 concessions located primarily in South Korea and Greater China, which have been excluded because of their smaller store size in relation to our standard international store size. Of the total 1,697 stores, 1,221 were GUESS? stores, 276 were GUESS? Accessories stores, 108 were G by GUESS stores and 92 were MARCIANO stores.
Results of Operations
Three Months Ended May 3, 2014 and May 4, 2013
Consolidated Results
Net Revenue. Net revenue decreased by $26.4 million, or 4.8%, to $522.5 million for the quarter ended May 3, 2014, from $548.9 million for the quarter ended May 4, 2013. In constant currency, net revenue decreased by 5.6% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $4.2 million compared to the same prior-year period. The decrease in revenue was driven primarily by lower European wholesale shipments and negative comparable store sales in North American Retail, partially offset by the favorable impact on revenue from expansion of our directly operated retail business in Europe.
Gross Profit. Gross profit decreased by $21.2 million, or 10.7%, to $176.2 million for the quarter ended May 3, 2014, from $197.4 million in the same prior-year period, due primarily to the unfavorable impact from lower wholesale sales in Europe, negative comparable store sales in North American Retail and lower overall product margins.
Gross margin decreased 230 basis points to 33.7% for the quarter ended May 3, 2014, from 36.0% in the same prior-year period, due to a higher occupancy rate and lower overall product margins. The higher occupancy rate was driven by lower wholesale shipments in Europe and negative comparable store sales in North American Retail. Product margins declined due primarily to more markdowns in North American Retail.
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

Selling, General and Administrative Expenses. SG&A expenses decreased by $5.6 million, or 3.0%, to $178.2 million for the quarter ended May 3, 2014, from $183.8 million in the same prior-year period. The decrease in SG&A expenses, which included the unfavorable impact of currency translation, was due primarily to lower general and administrative expenses, lower selling and merchandising expenses in Europe and lower investments in advertising and marketing.
The Company’s SG&A rate increased by 60 basis points to 34.1% for the quarter ended May 3, 2014, from 33.5% in the same prior-year period, due primarily to the negative impact on the Company’s fixed cost structure resulting from a decline in European wholesale shipments and negative comparable store sales in North American Retail, partially offset by lower general and administrative expenses and lower selling and merchandising expenses in Europe.
Restructuring Charges. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America which resulted in restructuring charges of $2.3 million incurred during the quarter ended May 4, 2013.
Earnings (Loss) from Operations.  Loss from operations was $2.0 million for the quarter ended May 3, 2014, compared to earnings from operations of $11.3 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted loss from operations by $0.3 million.
Operating margin decreased 250 basis points to negative 0.4% for the quarter ended May 3, 2014, compared to 2.1% in the same prior-year period. Operating margin was negatively impacted by lower overall gross margins and a higher SG&A rate, partially offset by restructuring charges incurred during the same prior-year period.
Interest Expense, Net. Interest expense, net was $0.1 million for the quarter ended May 3, 2014, compared to interest expense, net of $0.2 million for the quarter ended May 4, 2013, and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges.
Other Income (Expense), Net. Other expense, net was $1.1 million for the quarter ended May 3, 2014, compared to other income, net of $5.5 million in the same prior-year period. Other expense, net in the quarter ended May 3, 2014 consisted primarily of net unrealized and realized mark-to-market revaluation losses on foreign currency contracts, partially offset by net unrealized gains on non-operating assets. Other income, net in the quarter ended May 4, 2013 consisted primarily of net unrealized mark-to-market revaluation gains on foreign currency contracts and net unrealized gains on non-operating assets.
Income Tax Expense (Benefit).  Income tax benefit for the quarter ended May 3, 2014 was $1.0 million, or a 32.0% effective tax rate, compared to income tax expense of $5.5 million, or a 33.0% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management. The effective income tax rate for the three months ended May 4, 2013 included the impact of $2.3 million in restructuring charges recorded during the first quarter of fiscal 2014. This unfavorably impacted the mix of taxable earnings among the Company’s tax jurisdictions, resulting in an increase in the effective income tax rate for the first quarter of fiscal 2014 of 110 basis points.
Net Earnings (Loss) Attributable to Noncontrolling Interests. Net loss attributable to noncontrolling interests for the quarter ended May 3, 2014 was $0.1 million, net of taxes, compared to net earnings attributable to noncontrolling interests of $1.2 million, net of taxes, in the same prior-year period.
Net Earnings (Loss) Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. was $2.1 million for the quarter ended May 3, 2014, compared to net earnings attributable to Guess?, Inc. of $9.9 million in the same prior-year period. Diluted loss per share was $0.03 for the quarter ended May 3, 2014, compared to diluted earnings per share of $0.12 for the quarter ended May 4, 2013. The results for the quarter ended May 4, 2013 included the unfavorable $0.02 per share after-tax impact of the restructuring charges. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $11.7 million and adjusted diluted earnings was $0.14 per common share for the quarter ended May 4, 2013. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended May 3, 2014 and May 4, 2013:

	Three Months Ended
	May 3, 2014	May 4, 2013	Change	% Change
	(dollars in thousands)
Net revenue:
North American Retail	$228,344	$238,311	$(9,967)	(4.2%)
Europe	159,158	165,392	(6,234)	(3.8)
Asia	70,118	71,132	(1,014)	(1.4)
North American Wholesale	39,308	43,829	(4,521)	(10.3)
Licensing	25,613	30,250	(4,637)	(15.3)
Total net revenue	$522,541	$548,914	$(26,373)	(4.8%)
Earnings (loss) from operations:
North American Retail	$(8,399)	$(4,233)	$(4,166)	(98.4%)
Europe	(6,632)	(5,218)	(1,414)	(27.1)
Asia	3,353	6,964	(3,611)	(51.9)
North American Wholesale	7,753	8,649	(896)	(10.4)
Licensing	22,721	26,204	(3,483)	(13.3)
Corporate Overhead	(20,773)	(18,704)	(2,069)	11.1
Restructuring Charges	—	(2,337)	2,337
Total earnings (loss) from operations	$(1,977)	$11,325	$(13,302)	(117.5%)
Operating margins:
North American Retail	(3.7%)	(1.8%)
Europe	(4.2%)	(3.2%)
Asia	4.8%	9.8%
North American Wholesale	19.7%	19.7%
Licensing	88.7%	86.6%
Total Company	(0.4%)	2.1%
North American Retail
Net revenue from our North American Retail operations decreased by $10.0 million, or 4.2%, to $228.3 million for the quarter ended May 3, 2014, from $238.3 million in the same prior-year period. The decrease in revenue was driven by negative comparable store sales of 3.8% for our combined U.S. and Canadian stores including the results of our e-commerce sites (negative 2.3% in constant currency, which also excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores). The inclusion of our e-commerce sales improved the comparable store sale percentage by 3.3% in U.S. dollars and constant currency. The store base for the U.S. and Canada decreased by an average of 18 net stores during the quarter ended May 3, 2014 compared to the same prior-year period, resulting in a 1.8% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores unfavorably impacted net revenue by $3.8 million.
Loss from operations for the North American Retail segment was $8.4 million for the quarter ended May 3, 2014, compared to loss from operations of $4.2 million in the same prior-year period. The decline reflects the impact on earnings from negative comparable store sales and lower product margins.
Operating margin decreased 190 basis points to negative 3.7% for the quarter ended May 3, 2014, compared to negative 1.8% in the same prior-year period. The decrease was driven by the negative impact on the fixed cost structure resulting from negative comparable store sales and lower product margins due primarily to more markdowns and the unfavorable impact of currencies on product costs in Canada. These decreases were partially offset by lower store selling expenses, lower general and administrative expenses and lower investments in advertising and marketing.
In the first quarter of fiscal 2015, we opened one new store and closed four stores in the U.S. and Canada. At May 3, 2014, we directly operated 491 stores in the U.S. and Canada, comprised of 175 full-priced GUESS?

retail stores, 135 GUESS? factory outlet stores, 80 G by GUESS stores, 51 GUESS? Accessories stores and 50 MARCIANO stores. This compares to 511 stores as of May 4, 2013.
Europe
Net revenue from our Europe operations decreased by $6.2 million, or 3.8%, to $159.2 million for the quarter ended May 3, 2014, from $165.4 million in the same prior-year period. In local currency, net revenue decreased by 8.1% versus the same prior-year period. The decrease in revenue was driven primarily by lower shipments in our European wholesale business. This decrease was partially offset by the favorable impact on revenue from the expansion of our directly operated retail business and a percentage increase in the low single digits for comparable store sales in our directly operated retail stores versus the same prior-year period. At May 3, 2014, we directly operated 264 stores in Europe compared to 248 stores at May 4, 2013, excluding concessions, which represents a 6.5% increase over the prior-year first quarter end. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $7.2 million.
Loss from operations from our Europe segment increased by $1.4 million, or 27.1%, to $6.6 million for the quarter ended May 3, 2014, from loss from operations of $5.2 million in the same prior-year period. The increase resulted primarily from the negative impact on earnings from lower wholesale shipments, partially offset by lower selling and merchandising expenses and higher overall product margins.
Operating margin decreased 100 basis points to negative 4.2% for the quarter ended May 3, 2014, compared to negative 3.2% in the same prior-year period. The decrease in operating margin was driven primarily by the negative impact on the fixed cost structure resulting from lower wholesale shipments, partially offset by higher overall product margins due primarily to improved inventory management compared to the same prior-year period and lower selling and merchandising expenses.
Asia
Net revenue from our Asia operations decreased by $1.0 million, or 1.4%, to $70.1 million for the quarter ended May 3, 2014, from $71.1 million in the same prior-year period. In constant currency, net revenue decreased by 4.3% versus the same prior-year period. The decrease was due to lower wholesale shipments in our Southeast Asia and Greater China businesses, partially offset by growth in our South Korea business driven primarily by retail expansion. We continued to grow our operations in Asia, where we and our partners operated 497 stores and 501 concessions at May 3, 2014, compared to 469 stores and 441 concessions as of May 4, 2013. Currency translation fluctuations relating to our Asia operations favorably impacted net revenue by $2.0 million.
Earnings from operations for the Asia segment decreased by $3.6 million, or 51.9%, to $3.4 million for the quarter ended May 3, 2014, from $7.0 million in the same prior-year period. The decrease was driven by the unfavorable impact on earnings from lower overall gross margins.
Operating margin decreased 500 basis points to 4.8% for the quarter ended May 3, 2014, compared to 9.8% in the same prior-year period. The decrease in operating margin was driven by lower overall gross margins due primarily to inventory liquidation in South Korea.
North American Wholesale
Net revenue from our North American Wholesale operations decreased by $4.5 million, or 10.3%, to $39.3 million for the quarter ended May 3, 2014, from $43.8 million in the same prior-year period. In constant currency, net revenue decreased by 7.7% compared to the same prior-year period. This decrease was driven by lower revenue in our U.S. and Canadian wholesale businesses driven by lower off-price shipments. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue in our North American Wholesale segment by $1.1 million.
Earnings from operations from our North American Wholesale segment decreased by $0.9 million, or 10.4%, to $7.8 million for the quarter ended May 3, 2014, from $8.6 million in the same prior-year period. The decrease was due primarily to the unfavorable impact to earnings from lower revenue.
Operating margin was flat at 19.7% for the quarter ended May 3, 2014, compared to the same prior-year period.

Licensing
Net royalty revenue from Licensing operations decreased by $4.6 million, or 15.3%, to $25.6 million for the quarter ended May 3, 2014, from $30.3 million in the same prior-year period. The decrease was driven primarily by the anniversary of certain one-time royalty benefits in the same prior-year period and lower sales in our handbag and eyewear categories.
Earnings from operations from our Licensing segment decreased by $3.5 million, or 13.3%, to $22.7 million for the quarter ended May 3, 2014, from $26.2 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead increased by $2.1 million to $20.8 million for the quarter ended May 3, 2014, from $18.7 million in the same prior-year period. The increase was driven primarily by higher performance-based compensation.
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
The adjusted measures for the quarter ended May 4, 2013 exclude the impact of restructuring charges. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America which resulted in restructuring charges of $2.3 million (or $1.8 million after considering the $0.6 million reduction to income tax expense as a result of the charge), or an unfavorable after-tax impact of $0.02 per share in the quarter ended May 4, 2013. Net earnings attributable to Guess?, Inc. for the quarter ended May 4, 2013 was $9.9 million and diluted earnings per common share for the quarter ended May 4, 2013 was $0.12. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. for the quarter ended May 4, 2013 was $11.7 million and adjusted diluted earnings per common share for the quarter ended May 4, 2013 was $0.14.
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

Liquidity and Capital Resources
We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the three months ended May 3, 2014, the Company relied primarily on trade credit, available cash, real estate leases, short-term lines of credit and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and any dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, as necessary, under our existing Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.”
As of May 3, 2014, the Company had cash and cash equivalents of $472.5 million and short-term investments of $5.1 million. Approximately 68% of the Company’s cash and cash equivalents were held outside of the U.S. As of May 3, 2014, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the United States. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income tax, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not indicate a need to repatriate them to fund our U.S. operations. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.
Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts and four diversified money market funds. The money market funds are AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. Please see “—Important Factors Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
The Company has presented below the cash flow performance comparison of the three months ended May 3, 2014, versus the three months ended May 4, 2013.
Operating Activities
Net cash used in operating activities was $0.2 million for the three months ended May 3, 2014, compared to net cash provided by operating activities of $31.7 million for the three months ended May 4, 2013, or a decrease of $31.9 million. The decrease was driven primarily by the unfavorable impact of changes in working capital and lower net earnings for the three months ended May 3, 2014 versus the same prior-year period. The change in working capital was driven primarily by the unfavorable impact from timing of payments.
Investing Activities
Net cash used in investing activities was $17.1 million for the three months ended May 3, 2014, compared to $10.1 million for the three months ended May 4, 2013. Cash used in investing activities related primarily to capital expenditures incurred on existing store remodeling programs in North American Retail and Europe. In addition, the settlement of forward currency contracts designated as hedging instruments and proceeds from the sale of investments are also included in cash flows used in investing activities.
The increase in cash used in investing activities was driven primarily by cash receipts from other assets during the same prior-year period. During the three months ended May 3, 2014, the Company opened nine directly operated stores compared to 15 directly operated stores that were opened in the comparable prior-year period. During the three months ended May 4, 2013, the Company also acquired four stores from one of our European licensees.

Financing Activities
Net cash used in financing activities was $22.1 million for the three months ended May 3, 2014, compared to $37.9 million for the three months ended May 4, 2013. The decrease in net cash used in financing activities was due primarily to repurchases of shares of the Company’s common stock during the three months ended May 4, 2013.
Effect of Exchange Rates on Cash
During the three months ended May 3, 2014, changes in foreign currency translation rates increased our reported cash and cash equivalents balance by $9.0 million. This compares to a decrease of $6.3 million in cash and cash equivalents driven by changes in foreign currency translation rates during the three months ended May 4, 2013.
Working Capital
At May 3, 2014, the Company had net working capital (including cash and cash equivalents) of $838.0 million compared to $846.1 million at February 1, 2014 and $714.8 million at May 4, 2013. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable at May 3, 2014 amounted to $217.5 million, down $33.6 million, compared to $251.1 million at May 4, 2013. The accounts receivable balance relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business. On a constant currency basis, accounts receivable decreased by $42.1 million, or 16.8%, when compared to May 4, 2013. The decrease in accounts receivable was driven primarily by lower European wholesale shipments during the three months ended May 3, 2014 compared to the same prior-year period. As of May 3, 2014, approximately 61% of our total net trade receivables were insured for collection purposes or subject to certain bank guarantees or letters of credit. In Europe, approximately 81% of our net trade receivables were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory at May 3, 2014 decreased to $373.4 million, or 0.6%, compared to $375.8 million at May 4, 2013. When measured in terms of finished goods units, inventory volumes increased by 0.9% as of May 3, 2014, when compared to May 4, 2013.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.225 per common share.
On May 29, 2014, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on June 27, 2014 to shareholders of record as of the close of business on June 11, 2014.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity.
Capital Expenditures
Gross capital expenditures totaled $17.3 million, before deducting lease incentives of $1.4 million, for the three months ended May 3, 2014. This compares to gross capital expenditures of $17.3 million, before deducting lease incentives of $0.3 million, for the three months ended May 4, 2013. The Company’s investments in capital for the full fiscal year 2015 are planned between $75 million and $85 million (after deducting estimated lease incentives of approximately $5 million). The planned investments in capital are primarily for store remodeling programs in North American Retail, new store openings in North America and expansion of our retail business in Europe.
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
On August 31, 2012, the Company increased its borrowing capacity under the Credit Facility from $200 million to $300 million by exercising the accordion feature in the Credit Facility pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Facility with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Facility and (ii) access to a new $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount. At May 3, 2014, the Company had $1.5 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances at May 3, 2014, the Company could have borrowed up to $109.0 million under these agreements. At May 3, 2014, the Company had no outstanding borrowings and $0.4 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.6% to 3.2%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $48.6 million that has a minimum net equity requirement, there are no other financial ratio covenants.
The Company entered into a capital lease in December 2005 for a building in Florence, Italy. At May 3, 2014, the capital lease obligation was $7.9 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability at May 3, 2014 was approximately $0.5 million.
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.

Share Repurchases
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the 2011 Share Repurchase Program. Repurchases under programs may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under programs and programs may be discontinued at any time, without prior notice. There were no share repurchases under the 2012 Share Repurchase Program during the three months ended May 3, 2014. During the three months ended May 4, 2013, the Company repurchased 882,551 shares under the 2011 and 2012 Share Repurchase Programs at an aggregate cost of $22.1 million. At May 3, 2014, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock and no remaining authority to purchase shares under the 2011 Share Repurchase Program.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and expects to continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of future payments into the insurance policies may vary, depending on any changes to the estimates of final annual compensation levels and investment performance of the trust. The cash surrender values of the insurance policies were $53.0 million and $51.4 million as of May 3, 2014 and February 1, 2014, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $1.6 million and $1.5 million in other income during the three months ended May 3, 2014 and May 4, 2013, respectively. The projected benefit obligation was $55.3 million and $54.7 million at May 3, 2014 and February 1, 2014, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of May 24, 2014, consisting primarily of orders for fashion apparel, was $75.8 million, compared to $61.4 million in constant currency at May 25, 2013, an increase of 23.5%. We estimate that if we were to normalize the orders for the scheduling of market weeks the current backlog would have increased by 0.1% compared to the prior year.
Europe Backlog. As of May 25, 2014, the European wholesale backlog was €230.9 million, compared to €260.2 million at May 26, 2013, a decrease of 11.3%. The backlog as of May 25, 2014 is comprised of sales orders for the Spring/Summer 2014, Fall/Winter 2014 and Spring/Summer 2015 seasons.
Application of Critical Accounting Policies
Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 1, 2014 filed with the SEC on March 28, 2014. There have been no significant changes to our critical accounting policies during the three months ended May 3, 2014.
Recently Issued Accounting Guidance
In April 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. This guidance is effective for fiscal periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the three months ended May 3, 2014 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part 1, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
Various transactions that occur primarily in Europe, Canada and South Korea are denominated in U.S. dollars and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses and tax liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company is also subject to certain translation and economic exposures related to its net investment in certain of its international subsidiaries. The Company enters into derivative financial instruments to offset some but not all of its exchange risk. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.
Derivatives Designated As Hedging Instruments
Cash Flow Hedges
During the three months ended May 3, 2014, the Company purchased U.S. dollar forward contracts in Canada and Europe totaling US$36.4 million and US$26.0 million, respectively, that were designated as cash flow hedges. As of May 3, 2014, the Company had forward contracts outstanding for its European and Canadian operations of US$92.1 million and US$40.6 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties, which are expected to mature over the next 14 months. The Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of May 3, 2014, accumulated other comprehensive loss included a net unrealized loss of approximately $1.7 million, net of tax, which will be recognized in cost of product sales or other expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. At May 3, 2014, the net unrealized loss of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.7 million.
At February 1, 2014, the Company had forward contracts outstanding for its European and Canadian operations of US$87.1 million and US$15.2 million, respectively, that were designated as cash flow hedges. At February 1, 2014, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $0.3 million.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign currency contracts not designated as hedging instruments are reported in net earnings as part of other income and expense. For the three months ended May 3, 2014, the Company recorded a net loss of $2.8 million for its euro and Canadian dollar foreign currency contracts not designated as hedges, which has been included in other expense. As of May 3, 2014, the Company had euro foreign currency contracts to purchase US$104.0 million expected to mature over the next 11 months. At May 3, 2014, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $2.6 million.
At February 1, 2014, the Company had euro foreign currency contracts to purchase US$111.8 million and Canadian dollar foreign currency contracts to purchase US$13.8 million. At February 1, 2014, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $0.1 million.
Sensitivity Analysis
At May 3, 2014, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$236.7 million, the fair value of the instruments would have decreased by $26.3 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $21.5 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
Interest Rate Risk
At May 3, 2014, approximately 91% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expense. The change in the unrealized fair value of the interest swap decreased other expense, net by $0.1 million during the three months ended May 3, 2014. The majority of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the three months ended May 3, 2014.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At May 3, 2014 and February 1, 2014, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.
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
There was no change in our internal control over financial reporting during the first quarter of fiscal 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control-Integrated Framework (“2013 framework”). The originally issued framework (“1992 framework”) remains available during the transition period, which extends to December 15, 2014, after which time the COSO will consider it superseded by the 2013 framework. As of May 3, 2014, the Company continued to utilize the 1992 framework and plans to transition to the 2013 framework during the fourth quarter of fiscal 2015. The Company does not expect significant changes to its overall internal control structure over financial reporting to result from the transition to the 2013 framework.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.
Litigation
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Court of Paris, France and the Intermediate People’s Court of Nanjing, China. The three week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagrees with the Court’s decision and has appealed the ruling. The judgment in the China matter is stayed pending the appeal, which is expected to be heard during the second quarter of fiscal 2015.
On August 25, 2006, Franchez Isaguirre, a former employee of the Company, filed a complaint in the Superior Court of California, County of Los Angeles alleging violations by the Company of California wage and hour laws. The complaint was subsequently amended, adding a second former employee as an additional named party. The plaintiffs purport to represent a class of similarly situated employees in California who allegedly had been injured by not being provided adequate meal and rest breaks. The complaint seeks unspecified compensatory damages, statutory penalties, attorney’s fees and injunctive and declaratory relief. On June 9, 2009, the Court certified the class but immediately stayed the case pending the resolution of a separate California Supreme Court case on the standards of class treatment for meal and rest break claims. Following the Supreme Court ruling, the Superior Court denied the Company’s motions to decertify the class and to narrow the class in January 2013 and June 2013, respectively. The Company subsequently petitioned to have the Court’s decision not to narrow the class definition reviewed. That petition was ultimately denied by the California Supreme Court in April 2014. No trial date has been set.
Although the Company believes that it has a strong position and will continue to vigorously defend each of these remaining matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations.
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of May 3, 2014 or February 1, 2014 related to any of the Company’s legal proceedings.
ITEM 1A. Risk Factors.
There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended February 1, 2014, filed with the SEC on March 28, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
February 2, 2014 to March 1, 2014
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	1,133	$28.48	—	—
March 2, 2014 to April 5, 2014
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	274	$27.82	—	—
April 6, 2014 to May 3, 2014
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	438	$27.69	—	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	1,845	$28.19	—

________________________________

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

(2)
Consists of shares surrendered to, or withheld by, the Company in satisfaction of employee tax withholding obligations that occur upon vesting of restricted stock awards/units granted under the Company’s 2004 Equity Incentive Plan, as amended.

ITEM 6.	Exhibits.

Exhibit Number	Description
3.1.
Restated Certificate of Incorporation of the Registrant (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed July 30, 1996).

3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed July 30, 1996).
†10.1.	Employment Letter Agreement dated as of March 14, 2013 between the Registrant and Sharleen Ernster.*
†10.2.	Restricted Stock Unit Agreement dated as of April 8, 2014 between the Registrant and Paul Marciano.*
†10.3.	Performance Share Award Agreement dated as of April 8, 2014 between the Registrant and Paul Marciano.*
10.4.	2004 Equity Incentive Plan (Amended and Restated as of May 20, 2014) (incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed May 28, 2014).*
†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	June 6, 2014	By:	/s/ PAUL MARCIANO
Paul Marciano
Chief Executive Officer and Vice Chairman of the Board

Date:	June 6, 2014	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)