Form 10-Q
period 2014-08-02
GUESS INC
filed 2014-09-05
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of September 2, 2014 the registrant had 85,214,945 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	Aug 2, 2014	Feb 1, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$461,519	$502,945
Short-term investments	5,019	5,123
Accounts receivable, net	233,906	276,565
Inventories	392,387	350,899
Other current assets	109,475	80,554
Total current assets	1,202,306	1,216,086
Property and equipment, net	309,155	324,606
Goodwill	38,639	38,992
Other intangible assets, net	12,336	13,143
Long-term deferred tax assets	56,891	54,973
Other assets	121,092	116,631
	$1,740,419	$1,764,431
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$1,997	$4,160
Accounts payable	194,101	191,532
Accrued expenses	164,068	174,333
Total current liabilities	360,166	370,025
Capital lease obligations and other long-term debt	6,735	7,580
Deferred rent and lease incentives	90,044	90,492
Other long-term liabilities	114,695	120,518
	571,640	588,615
Redeemable noncontrolling interests	5,468	5,830

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 139,513,762 and 139,245,729 shares, outstanding 85,257,404 and 84,962,345 shares, at August 2, 2014 and February 1, 2014, respectively	853	850
Paid-in capital	447,587	439,742
Retained earnings	1,229,022	1,247,180
Accumulated other comprehensive loss	(10,774)	(13,801)
Treasury stock, 54,256,358 and 54,283,384 shares at August 2, 2014 and February 1, 2014, respectively	(519,198)	(519,457)
Guess?, Inc. stockholders’ equity	1,147,490	1,154,514
Nonredeemable noncontrolling interests	15,821	15,472
Total stockholders’ equity	1,163,311	1,169,986
	$1,740,419	$1,764,431

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	Aug 2, 2014	Aug 3, 2013	Aug 2, 2014	Aug 3, 2013
Product sales	$581,779	$611,894	$1,078,707	$1,130,558
Net royalties	26,792	27,118	52,405	57,368
Net revenue	608,571	639,012	1,131,112	1,187,926
Cost of product sales	391,794	390,480	738,104	741,968
Gross profit	216,777	248,532	393,008	445,958
Selling, general and administrative expenses	186,919	181,623	365,127	365,387
Restructuring charges	—	6,129	—	8,466
Earnings from operations	29,858	60,780	27,881	72,105
Other income (expense):
Interest expense	(772)	(365)	(1,297)	(914)
Interest income	320	475	725	809
Other income (expense), net	4,766	(139)	3,647	5,318
	4,314	(29)	3,075	5,213

Earnings before income tax expense	34,172	60,751	30,956	77,318
Income tax expense	11,900	20,048	10,871	25,515
Net earnings	22,272	40,703	20,085	51,803
Net earnings attributable to noncontrolling interests	318	837	232	2,021
Net earnings attributable to Guess?, Inc.	$21,954	$39,866	$19,853	$49,782

Net earnings per common share attributable to common stockholders (Note 2):
Basic	$0.26	$0.47	$0.23	$0.59
Diluted	$0.26	$0.47	$0.23	$0.58

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	84,573	84,080	84,536	84,331
Diluted	84,799	84,347	84,765	84,563

Dividends declared per common share	$0.225	$0.200	$0.450	$0.400

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	Aug 2, 2014	Aug 3, 2013	Aug 2, 2014	Aug 3, 2013
Net earnings	$22,272	$40,703	$20,085	$51,803
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	(19,708)	2,390	2,542	(22,024)
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	1,867	227	(812)	4,897
Less income tax effect	(515)	(163)	106	(745)
Reclassification to net earnings for (gains) losses realized	290	(508)	815	(966)
Less income tax effect	391	84	370	154
Marketable securities
Losses arising during the period	(40)	(132)	(66)	(33)
Less income tax effect	15	51	25	11
Reclassification to net earnings for gains realized	—	—	(87)	—
Less income tax effect	—	—	33	—
Supplemental Executive Retirement Plan (“SERP”)
Plan amendment	—	4,529	—	4,529
Less income tax effect	—	(1,733)	—	(1,733)
Actuarial loss amortization	235	277	469	554
Prior service (credit) cost amortization	(58)	156	(116)	311
Less income tax effect	(68)	(165)	(135)	(330)
Total comprehensive income	4,681	45,716	23,229	36,428
Less comprehensive income attributable to noncontrolling interests:
Net earnings	318	837	232	2,021
Foreign currency translation adjustment	(284)	(561)	117	(209)
Amounts attributable to noncontrolling interests	34	276	349	1,812
Comprehensive income attributable to Guess?, Inc.	$4,647	$45,440	$22,880	$34,616

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	Aug 2, 2014	Aug 3, 2013
Cash flows from operating activities:
Net earnings	$20,085	$51,803
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	41,363	43,327
Amortization of intangible assets	1,291	981
Share-based compensation expense	7,613	5,999
Unrealized forward contract gains	(1,047)	(1,601)
Net loss on disposition of property and equipment and long-term assets	5,986	7,290
Other items, net	847	(3,215)
Changes in operating assets and liabilities:
Accounts receivable	42,381	38,950
Inventories	(43,485)	(33,156)
Prepaid expenses and other assets	(8,484)	4,752
Accounts payable and accrued expenses	(30,286)	(15,890)
Deferred rent and lease incentives	(442)	(2,354)
Other long-term liabilities	(5,459)	5,281
Net cash provided by operating activities	30,363	102,167
Cash flows from investing activities:
Purchases of property and equipment	(32,316)	(40,445)
Changes in other assets	319	7,804
Proceeds from sale and maturity of investments	598	1,826
Acquisition of businesses, net of cash acquired	(309)	(653)
Net cash settlement of forward contracts	(842)	1,468
Net cash used in investing activities	(32,550)	(30,000)
Cash flows from financing activities:
Proceeds from borrowings	786	1,294
Repayment of borrowings and capital lease obligations	(3,720)	(1,002)
Dividends paid	(38,455)	(34,100)
Noncontrolling interest capital contributions	—	521
Issuance of common stock, net of nonvested award repurchases	619	3,259
Excess tax benefits from share-based compensation	148	221
Purchase of treasury stock	—	(22,099)
Net cash used in financing activities	(40,622)	(51,906)
Effect of exchange rates on cash and cash equivalents	1,383	(5,557)
Net change in cash and cash equivalents	(41,426)	14,704
Cash and cash equivalents at beginning of period	502,945	329,021
Cash and cash equivalents at end of period	$461,519	$343,725

Supplemental cash flow data:
Interest paid	$870	$537
Income taxes paid	$46,208	$50,986

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 2, 2014
(unaudited)

(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of August 2, 2014 and February 1, 2014, the condensed consolidated statements of income and comprehensive income for the three and six months ended August 2, 2014 and August 3, 2013, and the condensed consolidated statements of cash flows for the six months ended August 2, 2014 and August 3, 2013. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended August 2, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 1, 2014.
The three and six months ended August 2, 2014 had the same number of days as the three and six months ended August 3, 2013. All references herein to “fiscal 2015,” “fiscal 2014” and “fiscal 2013” represent the results of the 52-week fiscal year ending January 31, 2015, the 52-week fiscal year ended February 1, 2014 and the 53-week fiscal year ended February 2, 2013, respectively.
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
In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. The adoption of this guidance is not expected to impact the Company’s consolidated financial statements or related disclosures.

(2)	Earnings Per Share
Basic earnings per share represents net earnings attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings attributable to common stockholders divided by the weighted average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, earnings attributable to nonvested restricted stockholders are excluded from net earnings attributable to common stockholders for purposes of calculating basic and diluted earnings per common share. However, net losses are not allocated to nonvested restricted stockholders since they are not contractually obligated to share in the losses of the Company.
The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Aug 2, 2014	Aug 3, 2013	Aug 2, 2014	Aug 3, 2013
Net earnings attributable to Guess?, Inc.	$21,954	$39,866	$19,853	$49,782
Less net earnings attributable to nonvested restricted stockholders	167	351	292	410
Net earnings attributable to common stockholders	$21,787	$39,515	$19,561	$49,372

Weighted average common shares used in basic computations	84,573	84,080	84,536	84,331
Effect of dilutive securities:
Stock options and restricted stock units	226	267	229	232
Weighted average common shares used in diluted computations	84,799	84,347	84,765	84,563

Net earnings per common share attributable to common stockholders:
Basic	$0.26	$0.47	$0.23	$0.59
Diluted	$0.26	$0.47	$0.23	$0.58
For the three months ended August 2, 2014 and August 3, 2013, equity awards granted for 1,666,111 and 1,061,684, respectively, of the Company’s common shares and for the six months ended August 2, 2014 and August 3, 2013, equity awards granted for 1,549,291 and 1,412,576, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three and six months ended August 2, 2014, the Company also excluded 259,700 nonvested stock units which are subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common share equivalents outstanding because the performance condition had not yet been achieved as of August 2, 2014. For the three and six months ended August 3, 2013, the Company excluded 243,700 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common share equivalents outstanding because the performance condition had not yet been achieved as of August 3, 2013.
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the 2011 Share Repurchase Program. Repurchases under programs may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under programs and programs may be discontinued at any time, without prior notice. There were no share repurchases under the 2012 Share Repurchase Program during the three and six months ended August 2, 2014. During the six months ended August 3, 2013, the Company repurchased 882,551 shares under the 2011 and 2012 Share Repurchase Programs at an aggregate cost of $22.1 million. All such share repurchases were made during the three months ended May 4, 2013. As of August 2, 2014, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock and no remaining authority to purchase shares under the 2011 Share Repurchase Program.

(3)	Stockholders’ Equity and Redeemable Noncontrolling Interests
A reconciliation of the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended February 1, 2014 and six months ended August 2, 2014 is as follows (in thousands):

	Stockholders’ Equity
	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balance at February 2, 2013	$1,086,992	$13,876	$1,100,868	$3,144
Net earnings	153,434	4,277	157,711	—
Foreign currency translation adjustment	(17,621)	(804)	(18,425)	(104)
Gain on derivative financial instruments designated as cash flow hedges, net of income tax of ($237)	1,669	—	1,669	—
Loss on marketable securities, net of income tax of $4	(7)	—	(7)	—
SERP plan amendment, prior service cost amortization and actuarial valuation gain (loss) and related amortization, net of income tax of ($2,963)	4,619	—	4,619	—
Issuance of common stock under stock compensation plans, net of tax effect	2,404	—	2,404	—
Issuance of stock under Employee Stock Purchase Plan	980	—	980	—
Share-based compensation	13,949	—	13,949	—
Dividends	(68,215)	—	(68,215)	—
Share repurchases	(22,099)	—	(22,099)	—
Noncontrolling interest capital contribution	—	—	—	1,199
Noncontrolling interest capital distribution	—	(1,877)	(1,877)	—
Redeemable noncontrolling interest redemption value adjustment	(1,591)	—	(1,591)	1,591
Balance at February 1, 2014	$1,154,514	$15,472	$1,169,986	$5,830
Net earnings	19,853	232	20,085	—
Foreign currency translation adjustment	2,425	117	2,542	65
Gain on derivative financial instruments designated as cash flow hedges, net of income tax of $476	479	—	479	—
Loss on marketable securities, net of income tax of $58	(95)	—	(95)	—
SERP prior service credit and actuarial valuation amortization, net of income tax of ($135)	218	—	218	—
Issuance of common stock under stock compensation plans, net of tax effect	(93)	—	(93)	—
Issuance of stock under Employee Stock Purchase Plan	635	—	635	—
Share-based compensation	7,613	—	7,613	—
Dividends	(38,486)	—	(38,486)	—
Redeemable noncontrolling interest redemption value adjustment	427	—	427	(427)
Balance at August 2, 2014	$1,147,490	$15,821	$1,163,311	$5,468

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three and six months ended August 2, 2014 and August 3, 2013 are as follows (in thousands):

	Three Months Ended Aug 2, 2014
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	SERP	Total
Balance at May 3, 2014	$14,846	$(1,667)	$33	$(6,679)	$6,533
Gains (losses) arising during the period	(19,424)	1,352	(25)	—	(18,097)
Reclassification to net earnings for losses realized	—	681	—	109	790
Net other comprehensive income (loss)	(19,424)	2,033	(25)	109	(17,307)
Balance at August 2, 2014	$(4,578)	$366	$8	$(6,570)	$(10,774)

	Six Months Ended Aug 2, 2014
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	SERP	Total
Balance at February 1, 2014	$(7,003)	$(113)	$103	$(6,788)	$(13,801)
Gains (losses) arising during the period	2,425	(706)	(41)	—	1,678
Reclassification to net earnings for (gains) losses realized	—	1,185	(54)	218	1,349
Net other comprehensive income (loss)	2,425	479	(95)	218	3,027
Balance at August 2, 2014	$(4,578)	$366	$8	$(6,570)	$(10,774)

	Three Months Ended Aug 3, 2013
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	SERP	Total
Balance at May 4, 2013	$(14,148)	$1,918	$169	$(11,140)	$(23,201)
Gains (losses) arising during the period	2,951	64	(81)	2,796	5,730
Reclassification to net earnings for (gains) losses realized	—	(424)	—	268	(156)
Net other comprehensive income (loss)	2,951	(360)	(81)	3,064	5,574
Balance at August 3, 2013	$(11,197)	$1,558	$88	$(8,076)	$(17,627)

	Six Months Ended Aug 3, 2013
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	SERP	Total
Balance at February 2, 2013	$10,618	$(1,782)	$110	$(11,407)	$(2,461)
Gains (losses) arising during the period	(21,815)	4,152	(22)	2,796	(14,889)
Reclassification to net earnings for (gains) losses realized	—	(812)	—	535	(277)
Net other comprehensive income (loss)	(21,815)	3,340	(22)	3,331	(15,166)
Balance at August 3, 2013	$(11,197)	$1,558	$88	$(8,076)	$(17,627)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings during the three and six months ended August 2, 2014 and August 3, 2013 are as follows (in thousands):

	Three Months Ended		Six Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings
	Aug 2, 2014	Aug 3, 2013	Aug 2, 2014	Aug 3, 2013
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$265	$(393)	$759	$(872)	Cost of sales
Foreign exchange currency contracts	25	(115)	56	(94)	Other income/expense
Less income tax effect	391	84	370	154	Income tax expense
	681	(424)	1,185	(812)
Marketable securities:
Available-for-sale securities	—	—	(87)	—	Other income/expense
Less income tax effect	—	—	33	—	Income tax expense
	—	—	(54)	—
SERP:
Actuarial loss amortization	235	277	469	554	(1)
Prior service (credit) cost amortization	(58)	156	(116)	311	(1)
Less income tax effect	(68)	(165)	(135)	(330)	Income tax expense
	109	268	218	535
Total reclassifications during the period	$790	$(156)	$1,349	$(277)
__________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. Refer to Note 13 for further information.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest from the acquisition of its majority-owned subsidiary, Guess Sud SAS (“Guess Sud”). The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holders by providing written notice to the Company any time after January 30, 2012. The put arrangement is recorded on the balance sheet at its expected redemption value based on a method which approximates fair value and classified as a redeemable noncontrolling interest outside of permanent equity. The redemption value of the Guess Sud redeemable put arrangement was $4.3 million and $4.7 million at August 2, 2014 and February 1, 2014, respectively.
During fiscal 2014, the Company entered into a majority-owned joint venture to establish Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The Company funded $1.8 million to obtain a 60% interest in Guess Brazil and is subject to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest. The put arrangement may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in fiscal 2020, or sooner in certain limited circumstances, and every third anniversary thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The redemption value of the Guess Brazil redeemable put arrangement was $1.2 million and $1.1 million at August 2, 2014 and February 1, 2014, respectively.

(4)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Aug 2, 2014	Feb 1, 2014
Trade	$258,446	$291,411
Royalty	8,629	16,372
Other	5,172	8,174
	272,247	315,957
Less allowance for doubtful accounts	38,341	39,392
	$233,906	$276,565
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

(5)	Inventories
Inventories consist of the following (in thousands):

	Aug 2, 2014	Feb 1, 2014
Raw materials	$14,778	$10,585
Work in progress	175	977
Finished goods	377,434	339,337
	$392,387	$350,899
As of August 2, 2014 and February 1, 2014, the Company had an allowance to write-down inventories to the lower of cost or market of $21.8 million and $23.4 million, respectively.

(6)	Restructuring Charges
During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. There were no restructuring charges incurred during the three and six months ended August 2, 2014 as the actions under these plans were substantially completed during fiscal 2014. The Company does not expect significant future cash-related severance and lease termination charges related to these plans to be incurred during the remainder of fiscal 2015. During the three and six months ended August 3, 2013, the Company incurred restructuring charges of $6.1 million and $8.5 million, respectively, related primarily to severance, impairment and lease termination costs. As of August 2, 2014, the Company had a balance of approximately $1.8 million in accrued expenses for amounts expected to be paid during the remainder of fiscal 2015. At February 1, 2014, the Company had a balance of approximately $4.6 million in accrued expenses related to these restructuring activities.

The following table summarizes the components of the restructuring activities during the fiscal year ended February 1, 2014 and six months ended August 2, 2014 (in thousands):

	Severance	Impairment and Lease Termination	Total
Balance at February 2, 2013	$—	$—	$—
Charges to operations	9,206	3,236	12,442
Non-cash write-offs	—	(1,717)	(1,717)
Cash payments	(4,567)	(1,492)	(6,059)
Foreign currency and other adjustments	(61)	(27)	(88)
Balance at February 1, 2014	$4,578	$—	$4,578
Cash payments	(1,892)	—	(1,892)
Foreign currency and other adjustments	(846)	—	(846)
Balance at August 2, 2014	$1,840	$—	$1,840

(7)	Income Taxes
Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The Company’s effective income tax rate increased to 35.1% for the six months ended August 2, 2014 from 33.0% for the six months ended August 3, 2013.
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
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $12.0 million and $11.4 million as of August 2, 2014 and February 1, 2014, respectively. The change in the accrual balance from February 1, 2014 to August 2, 2014 resulted from the completion of tax audits during the six months ended August 2, 2014.

(8)	Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: North American Retail, Europe, Asia, North American Wholesale and Licensing. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The North American Retail segment includes the Company’s retail and e-commerce operations in North America and its retail operations in Central and South America. The Europe segment includes the Company’s wholesale, retail and e-commerce operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale, retail and e-commerce operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and Central and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal.

Net revenue and earnings (loss) from operations are summarized as follows for the three and six months ended August 2, 2014 and August 3, 2013 (in thousands):

	Three Months Ended		Six Months Ended
	Aug 2, 2014	Aug 3, 2013	Aug 2, 2014	Aug 3, 2013
Net revenue:
North American Retail	$244,000	$254,313	$472,344	$492,624
Europe	235,260	250,372	394,418	415,764
Asia	64,267	65,852	134,385	136,984
North American Wholesale	38,252	41,357	77,560	85,186
Licensing	26,792	27,118	52,405	57,368
Total net revenue	$608,571	$639,012	$1,131,112	$1,187,926
Earnings (loss) from operations:
North American Retail	$(4,662)	$10,390	$(13,061)	$6,157
Europe	24,513	39,275	17,881	34,057
Asia	2,264	5,039	5,617	12,003
North American Wholesale	5,167	8,478	12,920	17,127
Licensing	24,909	25,101	47,630	51,305
Corporate Overhead	(22,333)	(21,374)	(43,106)	(40,078)
Restructuring Charges	—	(6,129)	—	(8,466)
Total earnings from operations	$29,858	$60,780	$27,881	$72,105
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year. Restructuring charges incurred during the three and six months ended August 3, 2013 related to plans to streamline and consolidate the Company’s operations and reduce expenses in North America, Europe and Asia. Refer to Note 6 for more information regarding these restructuring charges.

(9)	Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Aug 2, 2014	Feb 1, 2014
European capital lease, maturing quarterly through 2016	$7,294	$8,637
Other	1,438	3,103
	8,732	11,740
Less current installments	1,997	4,160
Long-term capital lease obligations and other debt	$6,735	$7,580
Capital Lease
The Company entered into a capital lease in December 2005 for a building in Florence, Italy. As of August 2, 2014, the capital lease obligation was $7.3 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability as of August 2, 2014 was approximately $0.4 million.
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

On August 31, 2012, the Company increased its borrowing capacity under the Credit Facility from $200 million to $300 million by exercising the accordion feature in the Credit Facility pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Facility with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Facility and (ii) access to a new $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount. As of August 2, 2014, the Company had $1.7 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of August 2, 2014, the Company could have borrowed up to $112.8 million under these agreements. As of August 2, 2014, the Company had no outstanding borrowings and $1.6 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 3.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $47.0 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.

(10)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and six months ended August 2, 2014 and August 3, 2013 (in thousands):

	Three Months Ended		Six Months Ended
	Aug 2, 2014	Aug 3, 2013	Aug 2, 2014	Aug 3, 2013
Stock options	$620	$684	$1,076	$1,257
Nonvested stock awards/units	3,439	2,994	6,377	4,599
Employee Stock Purchase Plan	97	73	160	143
Total share-based compensation expense	$4,156	$3,751	$7,613	$5,999
Unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options and nonvested stock awards/units totaled approximately $4.5 million and $23.9 million, respectively, as of August 2, 2014. This cost is expected to be recognized over a weighted average period of 1.7 years. The weighted average fair values of stock options granted during the six months ended August 2, 2014 and August 3, 2013 were $6.23 and $6.05, respectively.
Grants
On April 2, 2014, the Company made an annual grant of 365,600 stock options and 301,200 nonvested stock awards/units to its employees. On April 3, 2013, the Company made an annual grant of 416,500 stock options and 408,400 nonvested stock awards/units to its employees.
Performance Awards
On July 11, 2013, the Company granted 100,000 nonvested stock units to Paul Marciano, the Company’s Chief Executive Officer and Vice Chairman of the Board, in connection with an employment agreement entered into between the Company and Mr. Marciano. The nonvested stock units had an initial vesting period of seven months followed by two annual vesting periods, which were subject to the achievement of performance-based vesting conditions for the last three quarters of fiscal 2014 and continued service vesting conditions through the vesting periods. The Company also granted a target of 143,700 nonvested stock units to Mr. Marciano, of which approximately 84% are expected to vest based on the achievement of performance-based conditions for the last three quarters of fiscal 2014 subject to continued service vesting conditions through the vesting date. Such shares are scheduled to vest on February 1, 2016.
On April 8, 2014, the Company granted 100,000 nonvested stock units to Mr. Marciano which have an initial vesting period of ten months followed by two annual vesting periods, subject to the achievement of performance-based vesting conditions for fiscal 2015 and continued service vesting conditions through the vesting periods. The Company also granted a target of 159,700 nonvested stock units to Mr. Marciano on April 8, 2014. The number of shares that will ultimately vest will equal 0% to 150% of the target number of shares, subject to the achievement of performance-based vesting conditions for fiscal 2015 and continued service vesting conditions through the vesting date. Such shares are scheduled to vest on January 31, 2017.

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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect at August 2, 2014 with expiration dates ranging from 2015 to 2020.
Aggregate rent and property tax expense under these related party leases was $2.9 million for each of the six months ended August 2, 2014 and August 3, 2013. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through MPM Financial and independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered, and may from time-to-time continue to charter, aircraft owned by MPM Financial at a discount from the third party management companies’ preferred customer hourly charter rates. The total fees paid under these arrangements for the six months ended August 2, 2014 were approximately $0.9 million. During the six months ended August 3, 2013, the total fees paid under these arrangements were minimal.
Consulting Arrangement
After serving for over 30 years as an executive and leader for Guess?, Inc., co-founder Maurice Marciano elected to retire from his position as executive Chairman of the Board and as an employee of the Company upon the expiration of his employment agreement on January 28, 2012. Mr. Marciano continues to serve the Company as its non-executive Chairman of the Board. In addition, under the terms of his previously existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement (the “Marciano Consulting Agreement”) under which Mr. Marciano provided certain consulting services to the Company, including advice and counsel to the Company’s Chief Executive Officer and other senior executives. The Marciano Consulting Agreement, which had a two-year term that commenced on January 28, 2012, provided for consulting fees of $500,000 per year and continued automobile use in a manner consistent with past practice. In January 2014, the Company extended the Marciano Consulting Agreement for an additional one-year period. Total expenses incurred with respect to the Marciano Consulting Agreement were approximately $0.3 million for each of the six months ended August 2, 2014 and August 3, 2013.

Other Transactions
From time-to-time, the Company utilizes a third-party agent named Harmony Collection, LLC to produce specific apparel products on behalf of the Company. Armand Marciano, brother of Maurice and Paul Marciano, is part owner and an executive of the parent company of Harmony Collection, LLC. The total payments made by the Company under this arrangement for the six months ended August 2, 2014 and August 3, 2013 were approximately $0.7 million and $0.8 million, respectively. The Company believes that the price and transaction terms have not been significantly affected by the relationship between the parties.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended February 1, 2014.

(12)	Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through September 2031. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 2% to 12%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through December 2018. As discussed in further detail in Note 9, the Company leases a building in Florence, Italy under a capital lease.
In March 2014, the Company amended its lease with respect to its primary U.S. distribution center based in Louisville, Kentucky to extend the term for an additional ten years, to 2024. The amendment also provides for two extension options for an additional period of five years each.
Litigation
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Court of Paris, France and the Intermediate People’s Court of Nanjing, China. The three week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagrees with the Court’s decision and has appealed the ruling. The judgment in the China matter is stayed pending the appeal, which was heard in May 2014. The France matter in the Court of Paris is currently scheduled to be heard in September 2014.

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
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of August 2, 2014 or February 1, 2014 related to any of the Company’s legal proceedings.

(13)	Supplemental Executive Retirement Plan
The components of net periodic pension cost for the three and six months ended August 2, 2014 and August 3, 2013 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Aug 2, 2014	Aug 3, 2013	Aug 2, 2014	Aug 3, 2013
Interest cost	$572	$586	$1,144	$1,172
Net amortization of unrecognized prior service (credit) cost	(58)	156	(116)	311
Net amortization of actuarial losses	235	277	469	554
Net periodic defined benefit pension cost	$749	$1,019	$1,497	$2,037
In July 2013, the Company amended the SERP to limit the amount of eligible wages under the plan that count toward the SERP benefit for the active participant. As a result, the projected benefit obligation and unrecognized prior service cost were reduced by $4.5 million during fiscal 2014.
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and may continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies may vary, depending on any changes to the estimates of final annual compensation levels and investment performance of the trust. The cash surrender values of the insurance policies were $53.6 million and $51.4 million as of August 2, 2014 and February 1, 2014, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $0.7 million and $2.2 million in other income during the three and six months ended August 2, 2014, respectively, and unrealized gains of $1.1 million and $2.6 million in other income during the three and six months ended August 3, 2013, respectively. The projected benefit obligation was $55.6 million and $54.7 million as of August 2, 2014 and February 1, 2014, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.3 million were made during the three and six months ended August 2, 2014.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of August 2, 2014 and February 1, 2014 (in thousands):

	Fair Value Measurements at Aug 2, 2014				Fair Value Measurements at Feb 1, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$3,248	$—	$3,248	$—	$2,116	$—	$2,116
Available-for-sale securities	5,066	—	—	5,066	5,732	—	—	5,732
Total	$5,066	$3,248	$—	$8,314	$5,732	$2,116	$—	$7,848
Liabilities:
Foreign exchange currency contracts	$—	$342	$—	$342	$—	$1,712	$—	$1,712
Interest rate swap	—	440	—	440	—	581	—	581
Deferred compensation obligations	—	8,305	—	8,305	—	7,498	—	7,498
Total	$—	$9,087	$—	$9,087	$—	$9,791	$—	$9,791

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended August 2, 2014 or during the year ended February 1, 2014.
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
Available-for-sale securities are recorded at fair value and are included in short-term investments and other assets in the accompanying condensed consolidated balance sheets depending on their respective maturity dates. At August 2, 2014, available-for-sale securities consisted of $5.0 million of corporate bonds which mature in September 2014 and $0.1 million of marketable equity securities. During the six months ended August 2, 2014, the Company received proceeds of $0.6 million from the sale of marketable equity securities which were classified as available-for-sale securities. The sale of marketable equity securities was made during the three months ended May 4, 2013. The cost of securities sold was based on the specific identification method. Gains recognized during the six months ended August 2, 2014 were $0.1 million as a result of this sale and were included in other income and expense. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income (loss). The accumulated unrealized gains, net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company at August 2, 2014 were minimal.
At February 1, 2014, available-for-sale securities consisted of $5.1 million of corporate bonds and $0.6 million of marketable equity securities. The accumulated unrealized gains, net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company at February 1, 2014 were $0.1 million.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At August 2, 2014 and February 1, 2014, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable-rate debt including the capital lease obligation approximated rates currently available to the Company.
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
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value, which is determined based on discounted future cash flows. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for store assets are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. The Company considers historical trends, expected future business trends and other factors when estimating each store’s future cash flow. The Company also considers factors such as: the local environment for each store location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. The estimated cash flows used for this nonrecurring fair value measurement are considered a Level 3 input as defined above. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded impairment charges of $4.6 million and $4.8 million during the three and six months ended August 2, 2014, respectively, and $2.1 million and $3.1 million during the three and six months ended August 3, 2013, respectively, related primarily to the full impairment of certain under-performing retail stores in North America and Europe. These impairment charges, which exclude impairment charges incurred during the three and six months ended August 3, 2013 related to restructuring activities, were included in selling, general and administrative expenses in the Company’s condensed consolidated statements of income for each of the respective periods. Refer to Note 6 for more information regarding impairment charges related to restructuring activities.

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of August 2, 2014, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.
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

Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of August 2, 2014 and February 1, 2014 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Aug 2, 2014	Fair Value at Feb 1, 2014
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Other current assets	$1,430	$977
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	1,818	1,139
Total		$3,248	$2,116
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Accrued expenses	$237	$672
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	105	1,040
Interest rate swaps	Other long-term liabilities	440	581
Total derivatives not designated as hedging instruments		545	1,621
Total		$782	$2,293
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
During the six months ended August 2, 2014, the Company purchased U.S. dollar forward contracts in Canada and Europe totaling US$40.4 million and US$38.2 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of August 2, 2014, the Company had forward contracts outstanding for its European and Canadian operations of US$66.9 million and US$28.9 million, respectively, which are expected to mature over the next 13 months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for the three and six months ended August 2, 2014 and August 3, 2013 (in thousands):

	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings(1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended Aug 2, 2014	Three Months Ended Aug 3, 2013		Three Months Ended Aug 2, 2014	Three Months Ended Aug 3, 2013
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$1,866	$247	Cost of sales	$(265)	$393
Foreign exchange currency contracts	$1	$(20)	Other income/expense	$(25)	$115

	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings(1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Six Months Ended Aug 2, 2014	Six Months Ended Aug 3, 2013		Six Months Ended Aug 2, 2014	Six Months Ended Aug 3, 2013
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(706)	$4,479	Cost of sales	$(759)	$872
Foreign exchange currency contracts	$(106)	$418	Other income/expense	$(56)	$94
 __________________________________

(1)	The ineffective portion was immaterial during the three and six months ended August 2, 2014 and August 3, 2013 and was recorded in net earnings and included in interest income/expense.
As of August 2, 2014, accumulated other comprehensive income (loss) included a net unrealized gain of approximately $0.4 million, net of tax, of which $0.3 million will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	Aug 2, 2014	Aug 3, 2013	Aug 2, 2014	Aug 3, 2013
Beginning balance gain (loss)	$(1,667)	$1,918	$(113)	$(1,782)
Net gains (losses) from changes in cash flow hedges	1,352	64	(706)	4,152
Net (gains) losses reclassified to earnings	681	(424)	1,185	(812)
Ending balance gain	$366	$1,558	$366	$1,558
At February 1, 2014, the Company had forward contracts outstanding for its European and Canadian operations of US$87.1 million and US$15.2 million, respectively, that were designated as cash flow hedges.
Derivatives Not Designated as Hedging Instruments
As of August 2, 2014, the Company had euro foreign currency contracts to purchase US$109.4 million expected to mature over the next 13 months and Canadian dollar foreign currency contracts to purchase US$11.5 million expected to mature over the next four months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income and expense for the three and six months ended August 2, 2014 and August 3, 2013 (in thousands):

	Location of Gain (Loss) Recognized in Earnings	Gain (Loss) Recognized in Earnings		Gain Recognized in Earnings
		Three Months Ended Aug 2, 2014	Three Months Ended Aug 3, 2013	Six Months Ended Aug 2, 2014	Six Months Ended Aug 3, 2013
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$3,984	$(727)	$1,195	$3,049
Interest rate swaps	Other income/expense	$57	$118	$132	$196
At February 1, 2014, the Company had euro foreign currency contracts to purchase US$111.8 million and Canadian dollar foreign currency contracts to purchase US$13.8 million.

(16)	Subsequent Events
On August 27, 2014, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on September 26, 2014 to shareholders of record as of the close of business on September 10, 2014.

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
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: North American Retail, Europe, Asia, North American Wholesale and Licensing. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The North American Retail segment includes the Company’s retail and e-commerce operations in North America and its retail operations in Central and South America. The Europe segment includes the Company’s wholesale, retail and e-commerce operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale, retail and e-commerce operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and Central and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information relating to these segments is summarized in Note 8 to the Condensed Consolidated Financial Statements.

Products
We derive our net revenue from the sale of GUESS?, G by GUESS, GUESS Kids and MARCIANO apparel and our licensees’ products through our worldwide network of retail stores, wholesale customers and distributors, as well as our on-line sites. We also derive royalty revenue from worldwide licensing activities.
Global Economic Conditions
Economic and market conditions have continued to be volatile and uncertain in many markets around the world and consumer behavior remains cautious. In North America, the relatively weaker levels of consumer confidence and the highly promotional conditions among retailers may persist. In Europe, sovereign debt issues, government austerity programs and bank credit issues have impacted the capital markets of numerous European countries, resulting in reduced consumer confidence and discretionary spending in those countries. These circumstances have had, and could in the future have, a negative impact on our business, particularly in our more mature markets in Southern Europe. The impact could be greater in our multi-brand wholesale channel, particularly in Italy, where many customers are relatively small and are not well capitalized. While the economic environment in Southern Europe has shown signs of improvement, the turmoil in Russia and Ukraine could negatively impact our Eastern European business. We also continue to see evidence of a more cautious consumer in China, where the economy has shown clear signs of slowing, as well as a more volatile environment in South Korea.
Foreign Currency Volatility
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts.
During the first half of fiscal 2015, the average U.S. dollar rate was weaker against the euro and the Korean won and stronger against the Canadian dollar compared to the average rate in the same prior-year period. This had an overall positive impact on the translation of our international revenues and earnings from operations for the six months ended August 2, 2014 compared to the same prior-year period.
In addition, some of our transactions that occur primarily in Europe, Canada and South Korea are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when converted to their functional currencies. Fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. If the exchange rate for the euro, Canadian dollar or Korean won weakens versus the U.S. dollar at the time U.S. dollar denominated inventory is purchased relative to the purchases of the comparable period, our product margins could be unfavorably impacted. Our product margins in Canada for the six months ended August 2, 2014 were negatively impacted as a result of exchange rate fluctuations compared to the same prior-year period. There was a positive impact on our product margins in Europe and South Korea for the six months ended August 2, 2014 as a result of exchange rate fluctuations compared to the same prior-year period.
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
Strategy
International Growth. Global expansion continues to be a key component of our long-term growth strategy. Our combined revenues outside of the U.S. and Canada represented approximately half of the Company’s total revenues for the six months ended August 2, 2014, compared to one-fifth in fiscal 2005. We expect to continue to expand in our existing international markets, particularly in less mature markets like Germany, the Middle East and Russia. At the same time, we plan to develop in newer key markets such as Brazil and Japan.
Omni-Channel Strategy. We will also continue to emphasize our e-commerce channel as we execute our omni-channel strategy. Our omni-channel strategy allows customers to shop seamlessly in retail stores, online and through mobile devices. We have already deployed certain initiatives in the U.S. including “reserve online, pick-up in stores” as well as mobile optimized commerce sites and smartphone applications. We have also developed our in-store fulfillment capabilities which optimize inventory located in our retail stores. U.S. e-commerce orders may be fulfilled from our e-commerce distribution center, or from our retail stores, or both, and U.S. retail store sales may be fulfilled from one of our numerous retail store locations or from our e-commerce distribution center.
Productivity Improvements. One of our goals is to drive increased profitability by enhancing the productivity of our existing operations. We continue to focus on improving supply chain efficiencies and optimizing global planning and allocation. In North America, we are also simplifying processes, realigning departments and merging support functions to reduce our fixed cost structure in these areas. In addition, we continue to be opportunistic with our store openings, remodels, and lease renewals to optimize our existing store portfolio. We will continue to regularly assess and implement initiatives that we believe will build brand equity, grow our business and enhance long-term profitability in each region.
North American Retail. In North American Retail, we plan to increase the profitability for our brick-and-mortar locations over the long-term by improving the productivity and performance of our existing stores. In light of the changing retail landscape in North America and the shifting of consumer purchases towards e-commerce, we have conducted an analysis of our existing store portfolio and have identified under-performing stores that we plan to exit before the end of fiscal 2016 through a combination of lease expirations and kick-outs. This will provide the opportunity for us to streamline our North American Retail organization and reduce our fixed costs. In addition, roughly half of our retail store leases in the U.S. and Canada will come up for renewal in the next three and a half years, providing us with the flexibility to further optimize our retail footprint as needed in the coming years.
Europe. In Europe, over the long-term, we will continue to focus on cautiously developing new markets in Northern and Eastern Europe where our brand is well known but still under-penetrated. We have flagship stores in key cities such as Barcelona, Dusseldorf, London, Milan, Munich and Paris. During fiscal 2015, we and our partners plan to continue our retail store expansion primarily in Northern and Eastern Europe as well as the Middle East, but we expect this to be partially offset by the closure of certain under-performing stores mainly in Southern Europe, as lease terms permit.
Asia. We see significant long-term market opportunities in Asia and we have dedicated capital and human resources to support the region’s growth and development. We and our partners have opened flagship stores in key cities such as Beijing, Hong Kong, Seoul and Shanghai, and we have partnered with licensees to develop our business in the second-tier and third-tier cities in this region. In China, where the economy has shown some signs of slowing, we see evidence of a more cautious consumer. Our strategy in South Korea, with a combined 431 stores and concessions at August 2, 2014, is to improve productivity and expand distribution for both our GUESS? and G by GUESS branded locations. We also continue to invest in our direct operations in Japan where we had three stores and one concession as of August 2, 2014. During the first half of fiscal 2015, we and our partners opened 63 new stores and concessions and closed 59 stores and concessions in Asia, ending the second quarter of fiscal 2015 with 495 stores and 500 concessions. We and our partners plan to open between 90 and 95 retail stores and concessions in total across all concepts in Asia during fiscal 2015.
Capital Allocation
The Company’s investments in capital for the full fiscal year 2015 are planned between $70 million and $80 million (after deducting estimated lease incentives of approximately $5 million). The planned investments in capital are primarily for store remodeling programs in North American Retail, expansion of our retail business in Europe, investments in information systems and new store openings in North America.

Comparable Store Sales
As a result of our omni-channel strategy, our e-commerce business has become strongly intertwined with our brick-and-mortar retail store business. Therefore, we believe that the inclusion of e-commerce sales in our comparable store sales metric provides a more meaningful representation of our retail results. In the first quarter of fiscal 2015, the Company began including the results of our e-commerce sites in our quarterly comparable store sales results for our stores in the U.S. and Canada. We also continue to separately report the impact of e-commerce sales on our comparable store sales metric.
Sales from our brick-and-mortar retail stores include purchases that are initiated, paid for and fulfilled at our retail stores as well as merchandise that is reserved online but paid for and picked-up at our retail stores. Sales from our e-commerce sites include purchases that are initiated and paid for online and shipped from either our e-commerce distribution center or our retail stores as well as purchases that are initiated in a retail store, but due to inventory availability at the retail store, are ordered and paid for online and shipped from our e-commerce distribution center or a different retail store.
Store sales are considered comparable after the store has been open for 13 full months. If a store remodel results in a square footage change of more than 15%, or involves a relocation or a change in store concept, the store sales are removed from the comparable store base until the store has been opened at its new size, in its new location or under its new concept for 13 full months. E-commerce sales are considered comparable after the online site has been operational in a country for 13 full months and exclude any related revenue from shipping fees.
Definitions and calculations of comparable store sales used by the Company may differ from similarly titled measures reported by other companies.
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and six months ended August 2, 2014 had the same number of days as the three and six months ended August 3, 2013.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 44.9% to $22.0 million, or diluted earnings of $0.26 per common share, for the quarter ended August 2, 2014, compared to net earnings attributable to Guess?, Inc. of $39.9 million, or diluted earnings of $0.47 per common share, for the quarter ended August 3, 2013. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring charges for the quarter ended August 3, 2013 of $6.1 million (or $4.4 million after considering the $1.7 million reduction to income tax expense as a result of the charge), or an unfavorable after-tax impact of $0.05 per share. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $44.3 million and adjusted diluted earnings was $0.52 per common share for the quarter ended August 3, 2013. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended August 2, 2014 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue decreased 4.8% to $608.6 million for the quarter ended August 2, 2014, from $639.0 million in the same prior-year period. In constant currency, net revenue decreased by 6.3%.

•	Gross margin (gross profit as a percentage of total net revenue) decreased 330 basis points to 35.6% for the quarter ended August 2, 2014, compared to 38.9% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses increased 2.9% to $186.9 million for the quarter ended August 2, 2014, compared to $181.6 million in the same prior-year period. SG&A expenses as a percentage of revenue (“SG&A rate”) increased by 230 basis points to 30.7% for the quarter ended August 2, 2014, compared to 28.4% in the same prior-year period.

•	The Company incurred $6.1 million in restructuring charges during the quarter ended August 3, 2013.

•
Earnings from operations decreased 50.9% to $29.9 million for the quarter ended August 2, 2014, compared to $60.8 million in the same prior-year period. Operating margin decreased by 460 basis points to 4.9% for the quarter ended August 2, 2014, compared to 9.5% in the same prior-year period.

•	Other income, net (including interest income and expense), totaled $4.3 million for the quarter ended August 2, 2014, compared to minimal other expense, net in the same prior-year period.

•	The effective income tax rate increased 180 basis points to 34.8% for the quarter ended August 2, 2014, compared to 33.0% in the same prior-year period.
Key Balance Sheet Accounts

•	The Company had $466.5 million in cash and cash equivalents and short-term investments as of August 2, 2014, up $117.8 million, compared to $348.7 million at August 3, 2013.

•
Accounts receivable, which relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business, decreased by $37.9 million, or 14.0%, to $233.9 million as of August 2, 2014, compared to $271.8 million at August 3, 2013. On a constant currency basis, accounts receivable decreased $40.6 million, or 15.0%.

•
Inventory decreased by $7.7 million, or 1.9%, to $392.4 million as of August 2, 2014, compared to $400.1 million at August 3, 2013. When measured in terms of finished goods units, inventory volumes increased by 1.4% as of August 2, 2014, when compared to August 3, 2013.

Global Store Count
In the second quarter of fiscal 2015, together with our partners, we opened 28 new stores worldwide, consisting of 13 stores in Asia, eight stores in Europe and the Middle East, four stores in the U.S. and Canada and three stores in South and Central America. Together with our partners, we closed 40 stores worldwide, consisting of 16 stores in Europe and the Middle East, 15 stores in Asia, seven stores in the U.S. and Canada and two stores in Central and South America.
We ended the second quarter of fiscal 2015 with 1,685 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	488	488	—
Europe and the Middle East	615	264	351
Asia	495	46	449
Central and South America	87	39	48
Total	1,685	837	848
This store count does not include 506 concessions located primarily in South Korea and Greater China, which have been excluded because of their smaller store size in relation to our standard international store size. Of the total 1,685 stores, 1,222 were GUESS? stores, 270 were GUESS? Accessories stores, 104 were G by GUESS stores and 89 were MARCIANO stores.

Results of Operations
Three Months Ended August 2, 2014 and August 3, 2013
Consolidated Results
Net Revenue. Net revenue decreased by $30.4 million, or 4.8%, to $608.6 million for the quarter ended August 2, 2014, from $639.0 million for the quarter ended August 3, 2013. In constant currency, net revenue decreased by 6.3% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $9.5 million compared to the same prior-year period. The decrease in revenue was driven primarily by lower European wholesale shipments and negative comparable store sales in North American Retail, partially offset by the favorable impact on revenue from expansion of our directly operated retail business in Europe.
Gross Profit. Gross profit decreased by $31.7 million, or 12.8%, to $216.8 million for the quarter ended August 2, 2014, from $248.5 million in the same prior-year period, due primarily to the unfavorable impact from lower wholesale sales in Europe, lower overall product margins and negative comparable store sales in North American Retail.
Gross margin decreased 330 basis points to 35.6% for the quarter ended August 2, 2014, from 38.9% in the same prior-year period, due to lower overall product margins and a higher occupancy rate. Product margins declined due primarily to more retail markdowns in North America and Europe. The higher occupancy rate was driven by negative comparable store sales in North American Retail and lower wholesale shipments in Europe.
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
Selling, General and Administrative Expenses. SG&A expenses increased by $5.3 million, or 2.9%, to $186.9 million for the quarter ended August 2, 2014, from $181.6 million in the same prior-year period. The increase in SG&A expenses, which included the unfavorable impact of currency translation, was due primarily to higher general and administrative expenses, partially offset by lower investments in advertising and marketing and lower selling and merchandising expenses in Europe.
The Company’s SG&A rate increased by 230 basis points to 30.7% for the quarter ended August 2, 2014, from 28.4% in the same prior-year period, due primarily to higher general and administrative expenses and the negative impact on the Company’s fixed cost structure resulting from lower European wholesale shipments and negative comparable store sales in North American Retail.
Restructuring Charges. There were no restructuring charges incurred during the quarter ended August 2, 2014. During the quarter ended August 3, 2013, the Company incurred restructuring charges of $6.1 million.
Earnings from Operations.  Earnings from operations decreased by $30.9 million, or 50.9%, to $29.9 million for the quarter ended August 2, 2014, from $60.8 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $0.9 million.
Operating margin decreased 460 basis points to 4.9% for the quarter ended August 2, 2014, compared to 9.5% in the same prior-year period. Operating margin was negatively impacted by lower overall gross margins and a higher SG&A rate, partially offset by restructuring charges incurred during the same prior-year period.
Interest Income (Expense), Net. Interest expense, net was $0.5 million for the quarter ended August 2, 2014, compared to interest income, net of $0.1 million for the quarter ended August 3, 2013, and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges.
Other Income (Expense), Net. Other income, net was $4.8 million for the quarter ended August 2, 2014, compared to other expense, net of $0.1 million in the same prior-year period. Other income, net in the quarter ended August 2, 2014 consisted primarily of net unrealized and realized mark-to-market revaluation gains on foreign currency contracts and net unrealized gains on non-operating assets. Other expense, net in the quarter ended August 3,

2013 consisted primarily of net unrealized mark-to-market revaluation losses on foreign currency contracts and other foreign currency balances, partially offset by net unrealized gains on non-operating assets.
Income Tax Expense.  Income tax expense for the quarter ended August 2, 2014 was $11.9 million, or a 34.8% effective tax rate, compared to $20.0 million, or a 33.0% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management. The increase in effective tax rate compared to the same prior-year period was driven by a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year. The full-year tax rate for fiscal 2015 is expected to be 32.0%.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests for the quarter ended August 2, 2014 was $0.3 million, net of taxes, compared to $0.8 million, net of taxes, in the same prior-year period.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased by $17.9 million, or 44.9%, to $22.0 million for the quarter ended August 2, 2014, from $39.9 million in the same prior-year period. Diluted earnings per share decreased to $0.26 per share for the quarter ended August 2, 2014, compared to $0.47 for the quarter ended August 3, 2013. The results for the quarter ended August 3, 2013 included the unfavorable $0.05 per share after-tax impact of the restructuring charges. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $44.3 million and adjusted diluted earnings was $0.52 per common share for the quarter ended August 3, 2013. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended August 2, 2014 and August 3, 2013:

	Three Months Ended
	Aug 2, 2014	Aug 3, 2013	Change	% Change
	(dollars in thousands)
Net revenue:
North American Retail	$244,000	$254,313	$(10,313)	(4.1%)
Europe	235,260	250,372	(15,112)	(6.0)
Asia	64,267	65,852	(1,585)	(2.4)
North American Wholesale	38,252	41,357	(3,105)	(7.5)
Licensing	26,792	27,118	(326)	(1.2)
Total net revenue	$608,571	$639,012	$(30,441)	(4.8%)
Earnings (loss) from operations:
North American Retail	$(4,662)	$10,390	$(15,052)	(144.9%)
Europe	24,513	39,275	(14,762)	(37.6)
Asia	2,264	5,039	(2,775)	(55.1)
North American Wholesale	5,167	8,478	(3,311)	(39.1)
Licensing	24,909	25,101	(192)	(0.8)
Corporate Overhead	(22,333)	(21,374)	(959)	4.5
Restructuring Charges	—	(6,129)	6,129
Total earnings from operations	$29,858	$60,780	$(30,922)	(50.9%)
Operating margins:
North American Retail	(1.9%)	4.1%
Europe	10.4%	15.7%
Asia	3.5%	7.7%
North American Wholesale	13.5%	20.5%
Licensing	93.0%	92.6%
Total Company	4.9%	9.5%

North American Retail
Net revenue from our North American Retail operations decreased by $10.3 million, or 4.1%, to $244.0 million for the quarter ended August 2, 2014, from $254.3 million in the same prior-year period. The decrease in revenue was driven by negative comparable store sales (including e-commerce) of 5.4% in the U.S. and Canada and negative 4.4% in constant currency, which also excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores. E-commerce sales increased by $4.9 million, or 47.8%, to $15.2 million for the quarter ended August 2, 2014, from $10.3 million in the same prior-year period. The inclusion of our e-commerce sales improved the comparable store sale percentage by 2.7% in U.S. dollars and constant currency. The store base for the U.S. and Canada decreased by an average of 19 net stores during the quarter ended August 2, 2014 compared to the same prior-year period, resulting in a 1.7% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores unfavorably impacted net revenue by $2.6 million.
Loss from operations for the North American Retail segment was $4.7 million for the quarter ended August 2, 2014, compared to earnings from operations of $10.4 million in the same prior-year period. The decrease reflects the impact on earnings from lower product margins, negative comparable store sales and higher general and administrative expenses.
Operating margin decreased 600 basis points to negative 1.9% for the quarter ended August 2, 2014, compared to 4.1% in the same prior-year period. The decrease was driven by the negative impact on the fixed cost structure resulting from negative comparable store sales, lower product margins due primarily to more markdowns and higher asset impairment charges related to certain under-performing retail stores.
In the second quarter of fiscal 2015, we opened four new stores and closed seven stores in the U.S. and Canada. At August 2, 2014, we directly operated 488 stores in the U.S. and Canada, comprised of 173 full-priced GUESS? retail stores, 138 GUESS? factory outlet stores, 79 G by GUESS stores, 49 GUESS? Accessories stores and 49 MARCIANO stores. This compares to 507 stores as of August 3, 2013.
Europe
Net revenue from our Europe operations decreased by $15.1 million, or 6.0%, to $235.3 million for the quarter ended August 2, 2014, from $250.4 million in the same prior-year period. In local currency, net revenue decreased by 9.5% versus the same prior-year period. The decrease in revenue was driven primarily by lower shipments in our European wholesale business and a percentage decrease in the low single digits for comparable store sales in our directly operated retail stores versus the same prior-year period. These decreases were partially offset by the favorable impact on revenue from the expansion of our directly operated retail business. As of August 2, 2014, we directly operated 264 stores in Europe compared to 257 stores at August 3, 2013, excluding concessions, which represents a 2.7% increase over the prior-year second quarter end. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $8.7 million.
Earnings from operations from our Europe segment decreased by $14.8 million, or 37.6%, to $24.5 million for the quarter ended August 2, 2014, from $39.3 million in the same prior-year period. The decrease resulted primarily from the negative impact on earnings from lower wholesale shipments and lower overall product margins, partially offset by lower selling and merchandising expenses due to lower wholesale commissions.
Operating margin decreased 530 basis points to 10.4% for the quarter ended August 2, 2014, compared to 15.7% in the same prior-year period. The decrease in operating margin was driven primarily by the negative impact on the fixed cost structure resulting from lower wholesale shipments and lower overall product margins due primarily to increased retail promotions compared to the same prior-year period.
Asia
Net revenue from our Asia operations decreased by $1.6 million, or 2.4%, to $64.3 million for the quarter ended August 2, 2014, from $65.9 million in the same prior-year period. In constant currency, net revenue decreased by 8.5% versus the same prior-year period, driven primarily by negative comparable store sales in our directly operated retail stores in South Korea and China versus the same prior-year period. We continued to grow our operations in Asia, where we and our partners operated 495 stores and 500 concessions at August 2, 2014, compared to 474 stores and 432 concessions as of August 3, 2013. Currency translation fluctuations relating to our Asia operations favorably impacted net revenue by $4.0 million.
Earnings from operations for the Asia segment decreased by $2.8 million, or 55.1%, to $2.3 million for the quarter ended August 2, 2014, from $5.0 million in the same prior-year period. The decrease was driven by the unfavorable impact on earnings from lower revenue and lower product margins.
Operating margin decreased 420 basis points to 3.5% for the quarter ended August 2, 2014, compared to 7.7% in the same prior-year period. The decrease in operating margin was driven by lower overall gross margins due primarily to product and channel mix and overall deleveraging of SG&A expenses.
North American Wholesale
Net revenue from our North American Wholesale operations decreased by $3.1 million, or 7.5%, to $38.3 million for the quarter ended August 2, 2014, from $41.4 million in the same prior-year period. In constant currency, net revenue decreased by 6.2% compared to the same prior-year period. This decrease was driven by lower off-price shipments in the U.S. and Canada. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue in our North American Wholesale segment by $0.5 million.
Earnings from operations from our North American Wholesale segment decreased by $3.3 million, or 39.1%, to $5.2 million for the quarter ended August 2, 2014, from $8.5 million in the same prior-year period. The decrease was due primarily to the unfavorable impact on earnings from higher SG&A expenses and lower overall gross margins.
Operating margin decreased 700 basis points to 13.5% for the quarter ended August 2, 2014, compared to 20.5% in the same prior-year period. The decrease in operating margin was driven by deleveraging of SG&A expenses and lower overall gross margins.
Licensing
Net royalty revenue from our Licensing operations decreased by $0.3 million, or 1.2%, to $26.8 million for the quarter ended August 2, 2014, from $27.1 million in the same prior-year period. The decrease was driven primarily by lower sales in our watch and handbag categories.
Earnings from operations from our Licensing segment decreased by $0.2 million, or 0.8%, to $24.9 million for the quarter ended August 2, 2014, from $25.1 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead increased by $1.0 million to $22.3 million for the quarter ended August 2, 2014, from $21.4 million in the same prior-year period. The increase was driven primarily by higher general and administrative expenses, partially offset by lower performance-based compensation and lower investments in advertising and marketing.

Six Months Ended August 2, 2014 and August 3, 2013
Consolidated Results
Net Revenue. Net revenue decreased by $56.8 million, or 4.8%, to $1.13 billion for the six months ended August 2, 2014, from $1.19 billion for the six months ended August 3, 2013. In constant currency, net revenue decreased by 5.9% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $13.7 million compared to the same prior-year period. The decrease in revenue was driven primarily by lower European wholesale shipments and negative comparable store sales in North American Retail, partially offset by the favorable impact on revenue from expansion of our directly operated retail business in Europe.

Gross Profit. Gross profit decreased by $53.0 million, or 11.9%, to $393.0 million for the six months ended August 2, 2014, from $446.0 million in the same prior-year period, due primarily to the unfavorable impact from lower wholesale sales in Europe, lower overall product margins and negative comparable store sales in North American Retail.
Gross margin decreased 280 basis points to 34.7% for the six months ended August 2, 2014, from 37.5% in the same prior-year period, due to a higher occupancy rate and lower overall product margins. The higher occupancy rate was driven by negative comparable store sales in North American Retail and lower wholesale shipments in Europe. Product margins declined due primarily to more retail markdowns in North America and Europe.
Selling, General and Administrative Expenses. SG&A expenses decreased by $0.3 million, or 0.1%, to $365.1 million for the six months ended August 2, 2014, from $365.4 million in the same prior-year period. The decrease in SG&A expenses, which included the unfavorable impact of currency translation, was due primarily to lower selling and merchandising expenses in Europe and lower investments in advertising and marketing, partially offset by higher general and administrative expenses.
The Company’s SG&A rate increased by 150 basis points to 32.2% for the six months ended August 2, 2014, from 30.7% in the same prior-year period, due primarily to the negative impact on the Company’s fixed cost structure resulting from lower wholesale shipments in Europe and negative comparable store sales in North American Retail, partially offset by lower selling and merchandising expenses in Europe.
Restructuring Charges. There were no restructuring charges incurred during the six months ended August 2, 2014. During the six months ended August 3, 2013, the Company incurred restructuring charges of $8.5 million.
Earnings from Operations.  Earnings from operations decreased by $44.2 million, or 61.3%, to $27.9 million for the six months ended August 2, 2014, from $72.1 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $0.6 million.
Operating margin decreased 360 basis points to 2.5% for the six months ended August 2, 2014, compared to 6.1% in the same prior-year period. Operating margin was negatively impacted by lower overall gross margins and a higher SG&A rate, partially offset by restructuring charges incurred during the same prior-year period.
Interest Expense, Net. Interest expense, net was $0.6 million for the six months ended August 2, 2014, compared to interest expense, net of $0.1 million for the six months ended August 3, 2013, and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges.
Other Income, Net. Other income, net was $3.6 million for the six months ended August 2, 2014, compared to other income, net of $5.3 million in the same prior-year period. Other income, net in the six months ended August 2, 2014 consisted primarily of net unrealized gains on non-operating assets and net unrealized mark-to-market revaluation gains on foreign currency contracts. Other income, net in the six months ended August 3, 2013 consisted primarily of net unrealized mark-to-market revaluation gains on foreign currency contracts and net unrealized gains on non-operating assets.
Income Tax Expense.  Income tax expense for the six months ended August 2, 2014 was $10.9 million, or a 35.1% effective tax rate, compared to $25.5 million, or a 33.0% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management. The increase in effective tax rate compared to the same prior-year period was driven by a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year. The full-year tax rate for fiscal 2015 is expected to be 32.0%.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests for the six months ended August 2, 2014 was $0.2 million, net of taxes, compared to $2.0 million, net of taxes, in the same prior-year period.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased by $29.9 million, or 60.1%, to $19.9 million for the six months ended August 2, 2014, from $49.8 million in the same prior-year period. Diluted earnings per share decreased to $0.23 per share for the six months ended August 2, 2014, compared to $0.58 for the six months ended August 3, 2013. The results for the six months ended August 3, 2013 included the unfavorable $0.08 per share after-tax impact of the restructuring charges. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $56.0 million and adjusted diluted earnings was $0.66 per common share for the six months ended August 3, 2013. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the six months ended August 2, 2014 and August 3, 2013:

	Six Months Ended
	Aug 2, 2014	Aug 3, 2013	Change	% Change
	(dollars in thousands)
Net revenue:
North American Retail	$472,344	$492,624	$(20,280)	(4.1%)
Europe	394,418	415,764	(21,346)	(5.1)
Asia	134,385	136,984	(2,599)	(1.9)
North American Wholesale	77,560	85,186	(7,626)	(9.0)
Licensing	52,405	57,368	(4,963)	(8.7)
Total net revenue	$1,131,112	$1,187,926	$(56,814)	(4.8%)
Earnings (loss) from operations:
North American Retail	$(13,061)	$6,157	$(19,218)	(312.1%)
Europe	17,881	34,057	(16,176)	(47.5)
Asia	5,617	12,003	(6,386)	(53.2)
North American Wholesale	12,920	17,127	(4,207)	(24.6)
Licensing	47,630	51,305	(3,675)	(7.2)
Corporate Overhead	(43,106)	(40,078)	(3,028)	7.6
Restructuring Charges	—	(8,466)	8,466
Total earnings from operations	$27,881	$72,105	$(44,224)	(61.3%)
Operating margins:
North American Retail	(2.8%)	1.2%
Europe	4.5%	8.2%
Asia	4.2%	8.8%
North American Wholesale	16.7%	20.1%
Licensing	90.9%	89.4%
Total Company	2.5%	6.1%
North American Retail
Net revenue from our North American Retail operations decreased by $20.3 million, or 4.1%, to $472.3 million for the six months ended August 2, 2014, from $492.6 million in the same prior-year period. The decrease in revenue was driven by negative comparable store sales (including e-commerce) of 4.9% in the U.S. and Canada and negative 3.6% in constant currency, which also excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores. E-commerce sales increased by $10.2 million, or 48.5%, to $31.2 million for the six months ended August 2, 2014, from $21.0 million in the same prior-year period. The inclusion of our e-commerce sales improved the comparable store sale percentage by 2.7% in U.S. dollars and constant currency. The store base for the U.S. and Canada decreased by an average of 18 net stores during the six months ended August 2, 2014 compared to the same prior-year period, resulting in a 1.6% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores unfavorably impacted net revenue by $6.4 million.
Loss from operations for the North American Retail segment was $13.1 million for the six months ended August 2, 2014, compared to earnings from operations of $6.2 million in the same prior-year period. The decrease reflects the impact on earnings from lower product margins and negative comparable store sales.

Operating margin decreased 400 basis points to negative 2.8% for the six months ended August 2, 2014, compared to 1.2% in the same prior-year period. The decrease was driven by the negative impact on the fixed cost structure resulting from negative comparable store sales and lower product margins due primarily to more markdowns.
Europe
Net revenue from our Europe operations decreased by $21.3 million, or 5.1%, to $394.4 million for the six months ended August 2, 2014, from $415.8 million in the same prior-year period. In local currency, net revenue decreased by 8.9% versus the same prior-year period. The decrease in revenue was driven primarily by lower shipments in our European wholesale business, partially offset by the favorable impact on revenue from the expansion of our directly operated retail business. As of August 2, 2014, we directly operated 264 stores in Europe compared to 257 stores at August 3, 2013, excluding concessions, which represents a 2.7% increase over the prior-year second quarter end. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $15.8 million.
Earnings from operations from our Europe segment decreased by $16.2 million, or 47.5%, to $17.9 million for the six months ended August 2, 2014, from $34.1 million in the same prior-year period. The decrease resulted primarily from the negative impact on earnings from lower wholesale shipments, partially offset by lower selling and merchandising expenses due to lower wholesale commissions.
Operating margin decreased 370 basis points to 4.5% for the six months ended August 2, 2014, compared to 8.2% in the same prior-year period. The decrease in operating margin was driven primarily by the negative impact on the fixed cost structure resulting from lower wholesale shipments and increased retail promotions compared to the same prior-year period. These decreases were partially offset by lower selling and merchandising expenses and the favorable impact on margins from improved inventory management compared to the same prior-year period.
Asia
Net revenue from our Asia operations decreased by $2.6 million, or 1.9%, to $134.4 million for the six months ended August 2, 2014, from $137.0 million in the same prior-year period. In constant currency, net revenue decreased by 6.3% versus the same prior-year period. The decrease was driven primarily by softer consumer demand across the region. We continued to grow our operations in Asia, where we and our partners operated 495 stores and 500 concessions at August 2, 2014, compared to 474 stores and 432 concessions as of August 3, 2013. Currency translation fluctuations relating to our Asia operations favorably impacted net revenue by $6.0 million.
Earnings from operations for the Asia segment decreased by $6.4 million, or 53.2%, to $5.6 million for the six months ended August 2, 2014, from $12.0 million in the same prior-year period. The decrease was driven by the unfavorable impact on earnings from lower revenue and lower product margins.
Operating margin decreased 460 basis points to 4.2% for the six months ended August 2, 2014, compared to 8.8% in the same prior-year period. The decrease in operating margin was driven by lower overall gross margins due primarily to product and channel mix in South Korea and overall deleveraging of SG&A expenses.
North American Wholesale
Net revenue from our North American Wholesale operations decreased by $7.6 million, or 9.0%, to $77.6 million for the six months ended August 2, 2014, from $85.2 million in the same prior-year period. In constant currency, net revenue decreased by 7.0% compared to the same prior-year period. This decrease was driven by lower off-price shipments in the U.S. and Canada. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue in our North American Wholesale segment by $1.7 million.
Earnings from operations from our North American Wholesale segment decreased by $4.2 million, or 24.6%, to $12.9 million for the six months ended August 2, 2014, from $17.1 million in the same prior-year period. The decrease was due primarily to the unfavorable impact to earnings from lower revenue, higher SG&A expenses and lower overall gross margins.

Operating margin decreased 340 basis points to 16.7% for the six months ended August 2, 2014, compared to 20.1% in the same prior-year period. The decrease in operating margin was driven by deleveraging of SG&A expenses and lower overall gross margins.
Licensing
Net royalty revenue from our Licensing operations decreased by $5.0 million, or 8.7%, to $52.4 million for the six months ended August 2, 2014, from $57.4 million in the same prior-year period. The decrease was driven primarily by lower sales in our handbag, watch and eyewear categories.
Earnings from operations from our Licensing segment decreased by $3.7 million, or 7.2%, to $47.6 million for the six months ended August 2, 2014, from $51.3 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead increased by $3.0 million to $43.1 million for the six months ended August 2, 2014, from $40.1 million in the same prior-year period. The increase was driven primarily by higher general and administrative expenses and higher performance-based compensation.
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
The adjusted measures for the three and six months ended August 3, 2013 exclude the impact of restructuring charges. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring charges incurred during the three and six months ended August 3, 2013. During the three months ended August 3, 2013, the Company recognized charges of $6.1 million (or $4.4 million after considering a $1.7 million reduction to income tax expense as a result of the charges), or an unfavorable after-tax impact of $0.05 per share. During the six months ended August 3, 2013, the Company recognized restructuring charges of $8.5 million (or $6.2 million after considering a $2.2 million reduction to income tax expense as a result of the charges), or an unfavorable after-tax impact of $0.08 per share. Net earnings attributable to Guess?, Inc. for the three and six months ended August 3, 2013 was $39.9 million and $49.8 million, respectively, and diluted earnings per common share for the three and six months ended August 3, 2013 was $0.47 and $0.58, respectively. Excluding the impact of the restructuring charges and the related tax impacts, adjusted net earnings attributable to Guess?, Inc. for the three and six months ended August 3, 2013 was $44.3 million and $56.0 million, respectively, and adjusted diluted earnings per common share for the three and six months ended August 3, 2013 was $0.52 and $0.66, respectively.
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
Liquidity and Capital Resources
We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the six months ended August 2, 2014, the Company relied primarily on trade credit, available cash, real estate leases, short-term lines of credit and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and any dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, as necessary, under our existing Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.”
As of August 2, 2014, the Company had cash and cash equivalents of $461.5 million and short-term investments of $5.0 million. Approximately 70% of the Company’s cash and cash equivalents were held outside of the U.S. As of August 2, 2014, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the United States. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income tax, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not indicate a need to repatriate them to fund our U.S. operations. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.
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
The Company has presented below the cash flow performance comparison of the six months ended August 2, 2014, versus the six months ended August 3, 2013.
Operating Activities
Net cash provided by operating activities was $30.4 million for the six months ended August 2, 2014, compared to $102.2 million for the six months ended August 3, 2013, or a decrease of $71.8 million. The decrease was driven primarily by the unfavorable impact of changes in working capital and lower net earnings for the six months ended August 2, 2014 versus the same prior-year period. The change in working capital was driven primarily by the unfavorable impact from timing of payments, certain prepayments and inventory receipts compared to the same prior-year period.

Investing Activities
Net cash used in investing activities was $32.6 million for the six months ended August 2, 2014, compared to $30.0 million for the six months ended August 3, 2013. Cash used in investing activities related primarily to capital expenditures incurred on existing store remodeling programs in North American Retail and Europe. In addition, the settlement of forward currency contracts designated as hedging instruments, the cost of any business acquisitions and proceeds from the sale and maturity of investments are also included in cash flows used in investing activities.
The increase in cash used in investing activities was driven primarily by cash receipts from other assets during the same prior-year period and net cash payments for settlement of forward contracts during the six months ended August 2, 2014 compared to net receipts for settlement of forward contracts in the same prior-year period, partially offset by a lower level of spending on new store expansion in Europe and North American Retail during the six months ended August 2, 2014 compared to the same prior-year period. During the six months ended August 2, 2014, the Company opened 19 directly operated stores compared to 31 directly operated stores that were opened in the comparable prior-year period. During each of the six months ended August 2, 2014 and August 3, 2013, the Company also acquired four stores from certain of its European licensees.
Financing Activities
Net cash used in financing activities was $40.6 million for the six months ended August 2, 2014, compared to $51.9 million for the six months ended August 3, 2013. The decrease in net cash used in financing activities was due primarily to repurchases of shares of the Company’s common stock during the six months ended August 3, 2013.
Effect of Exchange Rates on Cash
During the six months ended August 2, 2014, changes in foreign currency translation rates increased our reported cash and cash equivalents balance by $1.4 million. This compares to a decrease of $5.6 million in cash and cash equivalents driven by changes in foreign currency translation rates during the six months ended August 3, 2013.
Working Capital
As of August 2, 2014, the Company had net working capital (including cash and cash equivalents) of $842.1 million compared to $846.1 million at February 1, 2014 and $756.5 million at August 3, 2013. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable as of August 2, 2014 amounted to $233.9 million, down $37.9 million, compared to $271.8 million at August 3, 2013. The accounts receivable balance relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business. On a constant currency basis, accounts receivable decreased by $40.6 million, or 15.0%, when compared to August 3, 2013. The decrease in accounts receivable was driven primarily by lower European wholesale shipments during the six months ended August 2, 2014 compared to the same prior-year period. As of August 2, 2014, approximately 62% of our total net trade receivables were insured for collection purposes or subject to certain bank guarantees or letters of credit. In Europe, approximately 80% of our net trade receivables were insured for collection purposes or subject to certain bank guarantees or letters of credit. Inventory as of August 2, 2014 decreased to $392.4 million, or 1.9%, compared to $400.1 million at August 3, 2013. When measured in terms of finished goods units, inventory volumes increased by 1.4% as of August 2, 2014, when compared to August 3, 2013.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.225 per common share.
On August 27, 2014, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on September 26, 2014 to shareholders of record as of the close of business on September 10, 2014.

The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity.
Capital Expenditures
Gross capital expenditures totaled $32.3 million, before deducting lease incentives of $3.2 million, for the six months ended August 2, 2014. This compares to gross capital expenditures of $40.4 million, before deducting lease incentives of $0.3 million, for the six months ended August 3, 2013. The Company’s investments in capital for the full fiscal year 2015 are planned between $70 million and $80 million (after deducting estimated lease incentives of approximately $5 million). The planned investments in capital are primarily for store remodeling programs in North American Retail, expansion of our retail business in Europe, investments in information systems and new store openings in North America.
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
On August 31, 2012, the Company increased its borrowing capacity under the Credit Facility from $200 million to $300 million by exercising the accordion feature in the Credit Facility pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Facility with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Facility and (ii) access to a new $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount. As of August 2, 2014, the Company had $1.7 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of August 2, 2014, the Company could have borrowed up to $112.8 million under these agreements. As of August 2, 2014, the Company had no outstanding borrowings and $1.6 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 3.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $47.0 million that has a minimum net equity requirement, there are no other financial ratio covenants.
The Company entered into a capital lease in December 2005 for a building in Florence, Italy. As of August 2, 2014, the capital lease obligation was $7.3 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability as of August 2, 2014 was approximately $0.4 million.
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Share Repurchases
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the 2011 Share Repurchase Program. Repurchases under programs may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under programs and programs may be discontinued at any time, without prior notice. There were no share repurchases under the 2012 Share Repurchase Program during the six months ended August 2, 2014. During the six months ended August 3, 2013, the Company repurchased 882,551 shares under the 2011 and 2012 Share Repurchase Programs at an aggregate cost of $22.1 million. All such share repurchases were made during the three months ended May 4, 2013. As of August 2, 2014, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock and no remaining authority to purchase shares under the 2011 Share Repurchase Program.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and may continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies may vary, depending on any changes to the estimates of final annual compensation levels and investment performance of the trust. The cash surrender values of the insurance policies were $53.6 million and $51.4 million as of August 2, 2014 and February 1, 2014, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $0.7 million and $2.2 million in other income during the three and six months ended August 2, 2014, respectively, and unrealized gains of $1.1 million and $2.6 million in other income during the three and six months ended August 3, 2013, respectively. The projected benefit obligation was $55.6 million and $54.7 million as of August 2, 2014 and February 1, 2014, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.3 million were made during the three and six months ended August 2, 2014.

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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of August 30, 2014, consisting primarily of orders for fashion apparel, was $59.0 million, compared to $47.3 million in constant currency at August 31, 2013, an increase of 24.7%. We estimate that if we were to normalize the orders for the scheduling of market weeks the current backlog would have increased by 4.6% compared to the prior year.
Europe Backlog. As of August 31, 2014, the European wholesale backlog was €229.4 million, compared to €230.8 million at September 3, 2013, a decrease of 0.6%. The backlog as of August 31, 2014 is comprised of sales orders for the Fall/Winter 2014 and Spring/Summer 2015 seasons.
Application of Critical Accounting Policies
Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 1, 2014 filed with the SEC on March 28, 2014. There have been no significant changes to our critical accounting policies during the six months ended August 2, 2014.
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
In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. The adoption of this guidance is not expected to impact the Company’s consolidated financial statements or related disclosures.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the six months ended August 2, 2014 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part 1, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
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
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
During the six months ended August 2, 2014, the Company purchased U.S. dollar forward contracts in Canada and Europe totaling US$40.4 million and US$38.2 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of August 2, 2014, the Company had forward contracts outstanding for its European and Canadian operations of US$66.9 million and US$28.9 million, respectively, which are expected to mature over the next 13 months. The Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of August 2, 2014, accumulated other comprehensive income (loss) included a net unrealized gain of approximately $0.4 million, net of tax, of which $0.3 million will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of August 2, 2014, the net unrealized gain of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.2 million.
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
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign currency contracts not designated as hedging instruments are reported in net earnings as part of other income and expense. For the six months ended August 2, 2014, the Company recorded a net gain of $1.2 million for its euro foreign currency contracts not designated as hedges, which has been included in other income. As of August 2, 2014, the Company had euro foreign currency contracts to purchase US$109.4 million expected to mature over the next 13 months and Canadian dollar foreign currency contracts to purchase US$11.5 million expected to mature over the next four months. As of August 2, 2014, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.7 million.
At February 1, 2014, the Company had euro foreign currency contracts to purchase US$111.8 million and Canadian dollar foreign currency contracts to purchase US$13.8 million. At February 1, 2014, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $0.1 million.
Sensitivity Analysis
As of August 2, 2014, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$216.7 million, the fair value of the instruments would have decreased by $24.1 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $19.7 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
Interest Rate Risk
As of August 2, 2014, approximately 84% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expense. The change in the unrealized fair value of the interest swap increased other income, net by $0.1 million during the six months ended August 2, 2014. The majority of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the six months ended August 2, 2014.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of August 2, 2014 and February 1, 2014, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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
There was no change in our internal control over financial reporting during the second quarter of fiscal 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control-Integrated Framework (“2013 framework”). The originally issued framework (“1992 framework”) remains available during the transition period, which extends to December 15, 2014, after which time the COSO will consider it superseded by the 2013 framework. As of August 2, 2014, the Company continued to utilize the 1992 framework and plans to transition to the 2013 framework during the fourth quarter of fiscal 2015. The Company does not expect significant changes to its overall internal control structure over financial reporting to result from the transition to the 2013 framework.
PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.
Litigation
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Court of Paris, France and the Intermediate People’s Court of Nanjing, China. The three week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagrees with the Court’s decision and has appealed the ruling. The judgment in the China matter is stayed pending the appeal, which was heard in May 2014. The France matter in the Court of Paris is currently scheduled to be heard in September 2014.
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
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of August 2, 2014 or February 1, 2014 related to any of the Company’s legal proceedings.
ITEM 1A. Risk Factors.
There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended February 1, 2014, filed with the SEC on March 28, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 4, 2014 to May 31, 2014
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	1,878	$26.95	—	—
June 1, 2014 to July 5, 2014
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	18,847	$26.53	—	—
July 6, 2014 to August 2, 2014
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	252	$26.90	—	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	20,977	$26.57	—

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

Guess?, Inc.

Date:	September 5, 2014	By:	/s/ PAUL MARCIANO
Paul Marciano
Chief Executive Officer and Vice Chairman of the Board

Date:	September 5, 2014	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)