Form 10-Q
period 2014-11-01
GUESS INC
filed 2014-12-09
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of December 4, 2014 the registrant had 85,229,533 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	Nov 1, 2014	Feb 1, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$374,875	$502,945
Short-term investments	—	5,123
Accounts receivable, net	236,053	276,565
Inventories	412,573	350,899
Other current assets	114,928	80,554
Total current assets	1,138,429	1,216,086
Property and equipment, net	290,434	324,606
Goodwill	36,757	38,992
Other intangible assets, net	11,114	13,143
Long-term deferred tax assets	55,531	54,973
Other assets	121,831	116,631
	$1,654,096	$1,764,431
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$1,707	$4,160
Accounts payable	174,557	191,532
Accrued expenses	140,410	174,333
Total current liabilities	316,674	370,025
Capital lease obligations and other long-term debt	6,738	7,580
Deferred rent and lease incentives	88,003	90,492
Other long-term liabilities	110,847	120,518
	522,262	588,615
Redeemable noncontrolling interests	4,895	5,830

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 139,471,241 and 139,245,729 shares, outstanding 85,224,872 and 84,962,345 shares, at November 1, 2014 and February 1, 2014, respectively	853	850
Paid-in capital	451,097	439,742
Retained earnings	1,230,804	1,247,180
Accumulated other comprehensive loss	(52,776)	(13,801)
Treasury stock, 54,246,369 and 54,283,384 shares at November 1, 2014 and February 1, 2014, respectively	(519,103)	(519,457)
Guess?, Inc. stockholders’ equity	1,110,875	1,154,514
Nonredeemable noncontrolling interests	16,064	15,472
Total stockholders’ equity	1,126,939	1,169,986
	$1,654,096	$1,764,431

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	Nov 1, 2014	Nov 2, 2013	Nov 1, 2014	Nov 2, 2013
Product sales	$557,862	$581,081	$1,636,569	$1,711,639
Net royalties	31,972	32,416	84,377	89,784
Net revenue	589,834	613,497	1,720,946	1,801,423
Cost of product sales	375,876	385,270	1,113,980	1,127,238
Gross profit	213,958	228,227	606,966	674,185
Selling, general and administrative expenses	189,093	178,379	554,220	543,766
Restructuring charges	—	1,889	—	10,355
Earnings from operations	24,865	47,959	52,746	120,064
Other income (expense):
Interest expense	(596)	(428)	(1,893)	(1,342)
Interest income	351	803	1,076	1,612
Other income, net	7,484	3,624	11,131	8,942
	7,239	3,999	10,314	9,212

Earnings before income tax expense	32,104	51,958	63,060	129,276
Income tax expense	10,594	17,147	21,465	42,662
Net earnings	21,510	34,811	41,595	86,614
Net earnings attributable to noncontrolling interests	722	791	954	2,812
Net earnings attributable to Guess?, Inc.	$20,788	$34,020	$40,641	$83,802

Net earnings per common share attributable to common stockholders (Note 2):
Basic	$0.24	$0.40	$0.48	$0.99
Diluted	$0.24	$0.40	$0.47	$0.98

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	84,624	84,149	84,565	84,270
Diluted	84,832	84,417	84,789	84,512

Dividends declared per common share	$0.225	$0.200	$0.675	$0.600

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	Nov 1, 2014	Nov 2, 2013	Nov 1, 2014	Nov 2, 2013
Net earnings	$21,510	$34,811	$41,595	$86,614
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	(47,100)	11,409	(44,558)	(10,615)
Reclassification to net earnings for losses realized	—	180	—	180
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	4,356	(711)	3,544	4,186
Less income tax effect	(551)	54	(445)	(691)
Reclassification to net earnings for (gains) losses realized	800	(1,348)	1,615	(2,314)
Less income tax effect	(87)	262	283	416
Marketable securities
Gains (losses) arising during the period	(13)	41	(79)	8
Less income tax effect	5	(16)	30	(5)
Reclassification to net earnings for gains realized	—	—	(87)	—
Less income tax effect	—	—	33	—
Supplemental Executive Retirement Plan (“SERP”)
Plan amendment	—	—	—	4,529
Less income tax effect	—	—	—	(1,733)
Actuarial loss amortization	234	277	703	831
Prior service (credit) cost amortization	(58)	(58)	(174)	253
Less income tax effect	(67)	(84)	(202)	(414)
Total comprehensive income (loss)	(20,971)	44,817	2,258	81,245
Less comprehensive income attributable to noncontrolling interests:
Net earnings	722	791	954	2,812
Foreign currency translation adjustment	(479)	(317)	(362)	(526)
Amounts attributable to noncontrolling interests	243	474	592	2,286
Comprehensive income (loss) attributable to Guess?, Inc.	$(21,214)	$44,343	$1,666	$78,959

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	Nov 1, 2014	Nov 2, 2013
Cash flows from operating activities:
Net earnings	$41,595	$86,614
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	61,870	63,684
Amortization of intangible assets	2,332	1,893
Share-based compensation expense	11,374	9,844
Unrealized forward contract (gains) losses	(5,267)	257
Net loss on disposition of property and equipment and long-term assets	16,825	8,353
Other items, net	384	(1,519)
Changes in operating assets and liabilities:
Accounts receivable	30,000	55,684
Inventories	(73,709)	(57,797)
Prepaid expenses and other assets	(6,822)	7,529
Accounts payable and accrued expenses	(72,154)	(32,600)
Deferred rent and lease incentives	(1,827)	(2,804)
Other long-term liabilities	(9,485)	(1,849)
Net cash provided by (used in) operating activities	(4,884)	137,289
Cash flows from investing activities:
Purchases of property and equipment	(53,208)	(55,432)
Changes in other assets	261	6,638
Proceeds from maturity and sale of investments	5,598	1,826
Acquisition of businesses, net of cash acquired	(887)	(653)
Net cash settlement of forward contracts	181	1,838
Net cash used in investing activities	(48,055)	(45,783)
Cash flows from financing activities:
Proceeds from borrowings	1,256	2,466
Repayment of borrowings and capital lease obligations	(4,022)	(1,040)
Dividends paid	(57,652)	(51,109)
Noncontrolling interest capital contributions	—	521
Issuance of common stock, net of nonvested award repurchases	703	3,960
Excess tax benefits from share-based compensation	181	339
Purchase of treasury stock	—	(22,099)
Net cash used in financing activities	(59,534)	(66,962)
Effect of exchange rates on cash and cash equivalents	(15,597)	(3,433)
Net change in cash and cash equivalents	(128,070)	21,111
Cash and cash equivalents at beginning of period	502,945	329,021
Cash and cash equivalents at end of period	$374,875	$350,132

Supplemental cash flow data:
Interest paid	$1,205	$876
Income taxes paid	$62,000	$71,971

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 1, 2014
(unaudited)

(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of November 1, 2014 and February 1, 2014, the condensed consolidated statements of income and comprehensive income (loss) for the three and nine months ended November 1, 2014 and November 2, 2013, and the condensed consolidated statements of cash flows for the nine months ended November 1, 2014 and November 2, 2013. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended November 1, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended February 1, 2014.
The three and nine months ended November 1, 2014 had the same number of days as the three and nine months ended November 2, 2013. All references herein to “fiscal 2015,” “fiscal 2014” and “fiscal 2013” represent the results of the 52-week fiscal year ending January 31, 2015, the 52-week fiscal year ended February 1, 2014 and the 53-week fiscal year ended February 2, 2013, respectively.
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
The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Nov 1, 2014	Nov 2, 2013	Nov 1, 2014	Nov 2, 2013
Net earnings attributable to Guess?, Inc.	$20,788	$34,020	$40,641	$83,802
Less net earnings attributable to nonvested restricted stockholders	135	290	415	696
Net earnings attributable to common stockholders	$20,653	$33,730	$40,226	$83,106

Weighted average common shares used in basic computations	84,624	84,149	84,565	84,270
Effect of dilutive securities:
Stock options and restricted stock units	208	268	224	242
Weighted average common shares used in diluted computations	84,832	84,417	84,789	84,512

Net earnings per common share attributable to common stockholders:
Basic	$0.24	$0.40	$0.48	$0.99
Diluted	$0.24	$0.40	$0.47	$0.98
For the three months ended November 1, 2014 and November 2, 2013, equity awards granted for 1,633,245 and 1,037,751, respectively, of the Company’s common shares and for the nine months ended November 1, 2014 and November 2, 2013, equity awards granted for 1,558,532 and 1,421,685, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three and nine months ended November 1, 2014, the Company also excluded 259,700 nonvested stock units which are subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common share equivalents outstanding because the performance condition had not yet been achieved as of November 1, 2014. For the three and nine months ended November 2, 2013, the Company excluded 243,700 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common share equivalents outstanding because the performance condition had not yet been achieved as of November 2, 2013.
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the 2011 Share Repurchase Program. Repurchases under programs may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under programs and programs may be discontinued at any time, without prior notice. There were no share repurchases under the 2012 Share Repurchase Program during the three and nine months ended November 1, 2014. During the nine months ended November 2, 2013, the Company repurchased a total of 882,551 shares under the 2011 and 2012 Share Repurchase Programs at an aggregate cost of $22.1 million. All such share repurchases were made during the three months ended May 4, 2013. As of November 1, 2014, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock and no remaining authority to purchase shares under the 2011 Share Repurchase Program.

(3)	Stockholders’ Equity and Redeemable Noncontrolling Interests
A reconciliation of the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended February 1, 2014 and nine months ended November 1, 2014 is as follows (in thousands):

	Stockholders’ Equity
	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balance at February 2, 2013	$1,086,992	$13,876	$1,100,868	$3,144
Net earnings	153,434	4,277	157,711	—
Foreign currency translation adjustment	(17,621)	(804)	(18,425)	(104)
Gain on derivative financial instruments designated as cash flow hedges, net of income tax of ($237)	1,669	—	1,669	—
Loss on marketable securities, net of income tax of $4	(7)	—	(7)	—
SERP plan amendment, prior service cost amortization and actuarial valuation gain (loss) and related amortization, net of income tax of ($2,963)	4,619	—	4,619	—
Issuance of common stock under stock compensation plans, net of tax effect	2,404	—	2,404	—
Issuance of stock under Employee Stock Purchase Plan	980	—	980	—
Share-based compensation	13,949	—	13,949	—
Dividends	(68,215)	—	(68,215)	—
Share repurchases	(22,099)	—	(22,099)	—
Noncontrolling interest capital contribution	—	—	—	1,199
Noncontrolling interest capital distribution	—	(1,877)	(1,877)	—
Redeemable noncontrolling interest redemption value adjustment	(1,591)	—	(1,591)	1,591
Balance at February 1, 2014	$1,154,514	$15,472	$1,169,986	$5,830
Net earnings	40,641	954	41,595	—
Foreign currency translation adjustment	(44,196)	(362)	(44,558)	(330)
Gain on derivative financial instruments designated as cash flow hedges, net of income tax of ($162)	4,997	—	4,997	—
Loss on marketable securities, net of income tax of $63	(103)	—	(103)	—
SERP prior service credit and actuarial valuation amortization, net of income tax of ($202)	327	—	327	—
Issuance of common stock under stock compensation plans, net of tax effect	(385)	—	(385)	—
Issuance of stock under Employee Stock Purchase Plan	826	—	826	—
Share-based compensation	11,374	—	11,374	—
Dividends	(57,725)	—	(57,725)	—
Redeemable noncontrolling interest redemption value adjustment	605	—	605	(605)
Balance at November 1, 2014	$1,110,875	$16,064	$1,126,939	$4,895

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three and nine months ended November 1, 2014 and November 2, 2013 are as follows (in thousands):

	Three Months Ended Nov 1, 2014
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	SERP	Total
Balance at August 2, 2014	$(4,578)	$366	$8	$(6,570)	$(10,774)
Gains (losses) arising during the period	(46,621)	3,805	(8)	—	(42,824)
Reclassification to net earnings for losses realized	—	713	—	109	822
Net other comprehensive income (loss)	(46,621)	4,518	(8)	109	(42,002)
Balance at November 1, 2014	$(51,199)	$4,884	$—	$(6,461)	$(52,776)

	Nine Months Ended Nov 1, 2014
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	SERP	Total
Balance at February 1, 2014	$(7,003)	$(113)	$103	$(6,788)	$(13,801)
Gains (losses) arising during the period	(44,196)	3,099	(49)	—	(41,146)
Reclassification to net earnings for (gains) losses realized	—	1,898	(54)	327	2,171
Net other comprehensive income (loss)	(44,196)	4,997	(103)	327	(38,975)
Balance at November 1, 2014	$(51,199)	$4,884	$—	$(6,461)	$(52,776)

	Three Months Ended Nov 2, 2013
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	SERP	Total
Balance at August 3, 2013	$(11,197)	$1,558	$88	$(8,076)	$(17,627)
Gains (losses) arising during the period	11,726	(657)	25	—	11,094
Reclassification to net earnings for (gains) losses realized	180	(1,086)	—	135	(771)
Net other comprehensive income (loss)	11,906	(1,743)	25	135	10,323
Balance at November 2, 2013	$709	$(185)	$113	$(7,941)	$(7,304)

	Nine Months Ended Nov 2, 2013
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	SERP	Total
Balance at February 2, 2013	$10,618	$(1,782)	$110	$(11,407)	$(2,461)
Gains (losses) arising during the period	(10,089)	3,495	3	2,796	(3,795)
Reclassification to net earnings for (gains) losses realized	180	(1,898)	—	670	(1,048)
Net other comprehensive income (loss)	(9,909)	1,597	3	3,466	(4,843)
Balance at November 2, 2013	$709	$(185)	$113	$(7,941)	$(7,304)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings during the three and nine months ended November 1, 2014 and November 2, 2013 are as follows (in thousands):

	Three Months Ended		Nine Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings
	Nov 1, 2014	Nov 2, 2013	Nov 1, 2014	Nov 2, 2013
Foreign currency translation adjustment:
Liquidation of investment in a foreign entity	$—	$180	$—	$180	Restructuring charges
	—	180	—	180
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	800	(1,344)	1,559	(2,216)	Cost of sales
Foreign exchange currency contracts	—	(4)	56	(98)	Other income/expense
Less income tax effect	(87)	262	283	416	Income tax expense
	713	(1,086)	1,898	(1,898)
Marketable securities:
Available-for-sale securities	—	—	(87)	—	Other income/expense
Less income tax effect	—	—	33	—	Income tax expense
	—	—	(54)	—
SERP:
Actuarial loss amortization	234	277	703	831	(1)
Prior service (credit) cost amortization	(58)	(58)	(174)	253	(1)
Less income tax effect	(67)	(84)	(202)	(414)	Income tax expense
	109	135	327	670
Total reclassifications during the period	$822	$(771)	$2,171	$(1,048)
__________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. Refer to Note 13 for further information.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest from the acquisition of its majority-owned subsidiary, Guess Sud SAS (“Guess Sud”). The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holders by providing written notice to the Company any time after January 30, 2012. The put arrangement is recorded on the balance sheet at its expected redemption value based on a method which approximates fair value and classified as a redeemable noncontrolling interest outside of permanent equity. The redemption value of the Guess Sud redeemable put arrangement was $3.8 million and $4.7 million at November 1, 2014 and February 1, 2014, respectively.
During fiscal 2014, the Company entered into a majority-owned joint venture to establish Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The Company funded $1.8 million to obtain a 60% interest in Guess Brazil and is subject to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest. The put arrangement may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in fiscal 2020, or sooner in certain limited circumstances, and every third anniversary thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The redemption value of the Guess Brazil redeemable put arrangement was $1.1 million at November 1, 2014 and February 1, 2014.

(4)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Nov 1, 2014	Feb 1, 2014
Trade	$240,046	$291,411
Royalty	25,174	16,372
Other	5,793	8,174
	271,013	315,957
Less allowance for doubtful accounts	34,960	39,392
	$236,053	$276,565
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

(5)	Inventories
Inventories consist of the following (in thousands):

	Nov 1, 2014	Feb 1, 2014
Raw materials	$9,263	$10,585
Work in progress	56	977
Finished goods	403,254	339,337
	$412,573	$350,899
As of November 1, 2014 and February 1, 2014, the Company had an allowance to write down inventories to the lower of cost or market of $21.0 million and $23.4 million, respectively.

(6)	Restructuring Charges
During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. There were no restructuring charges incurred during the three and nine months ended November 1, 2014 as the actions under these plans were substantially completed during fiscal 2014. The Company does not expect significant future cash-related severance and lease termination charges related to these plans to be incurred during the remainder of fiscal 2015. During the three and nine months ended November 2, 2013, the Company incurred restructuring charges of $1.9 million and $10.4 million, respectively, related primarily to severance, impairment and lease termination costs. As of November 1, 2014, the Company had a balance of approximately $1.2 million in accrued expenses for amounts expected to be paid during the remainder of fiscal 2015. At February 1, 2014, the Company had a balance of approximately $4.6 million in accrued expenses related to these restructuring activities.

The following table summarizes the components of the restructuring activities during the fiscal year ended February 1, 2014 and nine months ended November 1, 2014 (in thousands):

	Severance	Impairment and Lease Termination	Total
Balance at February 2, 2013	$—	$—	$—
Charges to operations	9,206	3,236	12,442
Non-cash write-offs	—	(1,717)	(1,717)
Cash payments	(4,567)	(1,492)	(6,059)
Foreign currency and other adjustments	(61)	(27)	(88)
Balance at February 1, 2014	$4,578	$—	$4,578
Cash payments	(2,194)	—	(2,194)
Foreign currency and other adjustments	(1,159)	—	(1,159)
Balance at November 1, 2014	$1,225	$—	$1,225

(7)	Income Taxes
Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The Company’s effective income tax rate increased to 34.0% for the nine months ended November 1, 2014 from 33.0% for the nine months ended November 2, 2013.
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
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $12.4 million and $11.4 million as of November 1, 2014 and February 1, 2014, respectively. The change in the accrual balance from February 1, 2014 to November 1, 2014 resulted from additional accruals and the impact of interest during the nine months ended November 1, 2014.

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

Net revenue and earnings (loss) from operations are summarized as follows for the three and nine months ended November 1, 2014 and November 2, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 1, 2014	Nov 2, 2013	Nov 1, 2014	Nov 2, 2013
Net revenue:
North American Retail	$243,238	$253,820	$715,582	$746,444
Europe	189,852	200,943	584,270	616,707
Asia	71,271	72,727	205,656	209,711
North American Wholesale	53,501	53,591	131,061	138,777
Licensing	31,972	32,416	84,377	89,784
Total net revenue	$589,834	$613,497	$1,720,946	$1,801,423
Earnings (loss) from operations:
North American Retail	$(10,517)	$6,206	$(23,578)	$12,363
Europe	7,660	13,538	25,541	47,595
Asia	2,126	5,894	7,743	17,897
North American Wholesale	13,940	12,102	26,860	29,229
Licensing	28,157	29,171	75,787	80,476
Corporate Overhead	(16,501)	(17,063)	(59,607)	(57,141)
Restructuring Charges	—	(1,889)	—	(10,355)
Total earnings from operations	$24,865	$47,959	$52,746	$120,064
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year. Restructuring charges incurred during the three and nine months ended November 2, 2013 related to plans to streamline and consolidate the Company’s operations and reduce expenses in Europe, North America and Asia. Refer to Note 6 for more information regarding these restructuring charges.

(9)	Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Nov 1, 2014	Feb 1, 2014
European capital lease, maturing quarterly through 2016	$6,798	$8,637
Other	1,647	3,103
	8,445	11,740
Less current installments	1,707	4,160
Long-term capital lease obligations and other debt	$6,738	$7,580
Capital Lease
The Company entered into a capital lease in December 2005 for a building in Florence, Italy. As of November 1, 2014, the capital lease obligation was $6.8 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in calendar year 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability as of November 1, 2014 was approximately $0.4 million.
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

On August 31, 2012, the Company increased its borrowing capacity under the Credit Facility from $200 million to $300 million by exercising the accordion feature in the Credit Facility pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Facility with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Facility and (ii) access to a new $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount. As of November 1, 2014, the Company had $1.7 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of November 1, 2014, the Company could have borrowed up to $98.2 million under these agreements. As of November 1, 2014, the Company had no outstanding borrowings and $1.6 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 2.9%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $43.8 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.

(10)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and nine months ended November 1, 2014 and November 2, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 1, 2014	Nov 2, 2013	Nov 1, 2014	Nov 2, 2013
Stock options	$542	$530	$1,618	$1,787
Nonvested stock awards/units	3,187	3,272	9,564	7,871
Employee Stock Purchase Plan	32	43	192	186
Total share-based compensation expense	$3,761	$3,845	$11,374	$9,844
Unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options and nonvested stock awards/units totaled approximately $3.6 million and $19.8 million, respectively, as of November 1, 2014. This cost is expected to be recognized over a weighted average period of 1.6 years. The weighted average fair values of stock options granted during the nine months ended November 1, 2014 and November 2, 2013 were $6.23 and $6.21, respectively.
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
On April 8, 2014, the Company granted 100,000 nonvested stock units to Mr. Marciano which have an initial vesting period of ten months followed by two annual vesting periods, subject to the achievement of performance-based vesting conditions for fiscal 2015 and continued service vesting conditions through the vesting periods. The Company also granted a target of 159,700 nonvested stock units to Mr. Marciano on April 8, 2014. The number of shares that may ultimately vest will equal 0% to 150% of the target number of shares, subject to the achievement of performance-based vesting conditions for fiscal 2015 and continued service vesting conditions through the vesting date. Any shares ultimately issued are scheduled to vest on January 31, 2017.

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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect at November 1, 2014 with expiration dates ranging from 2015 to 2020.
Aggregate rent, common area maintenance charges and property tax expense recorded under these related party leases for the nine months ended November 1, 2014 and November 2, 2013 was $4.6 million and $4.9 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through MPM Financial and independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered, and may from time-to-time continue to charter, aircraft owned by MPM Financial at a discount from the third party management companies’ preferred customer hourly charter rates. The total fees paid under these arrangements for the nine months ended November 1, 2014 and November 2, 2013 were approximately $1.2 million and $0.5 million, respectively.
Consulting Arrangement
After serving for over 30 years as an executive and leader for Guess?, Inc., co-founder Maurice Marciano elected to retire from his position as executive Chairman of the Board and as an employee of the Company upon the expiration of his employment agreement on January 28, 2012. Mr. Marciano continues to serve the Company as its non-executive Chairman of the Board. In addition, under the terms of his previously existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement (the “Marciano Consulting Agreement”) under which Mr. Marciano provided certain consulting services to the Company, including advice and counsel to the Company’s Chief Executive Officer and other senior executives. The Marciano Consulting Agreement, which had a two-year term that commenced on January 28, 2012, provided for consulting fees of $500,000 per year and continued automobile use in a manner consistent with past practice. In January 2014, the Company extended the Marciano Consulting Agreement for an additional one-year period. Total expenses incurred with respect to the Marciano Consulting Agreement were approximately $0.4 million for each of the nine months ended November 1, 2014 and November 2, 2013.

Other Transactions
From time-to-time, the Company utilizes a third-party agent named Harmony Collection, LLC to produce specific apparel products on behalf of the Company. Armand Marciano, brother of Maurice and Paul Marciano, is part owner and an executive of the parent company of Harmony Collection, LLC. The total payments made by the Company under this arrangement for the nine months ended November 1, 2014 and November 2, 2013 were approximately $1.0 million and $1.6 million, respectively. The Company believes that the price and transaction terms have not been significantly affected by the relationship between the parties.
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
Litigation
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Intermediate People’s Court of Nanjing, China and the Court of Paris, France. The three-week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. On September 15, 2014, the Court of Appeal of Milan affirmed the majority of the lower Court’s ruling in favor of the Company, but overturned the lower Court’s finding with respect to an unfair competition claim. The matter has now entered into a damages phase based on the ruling. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagrees with the Court’s decision and has appealed the ruling. The judgment in the China matter is stayed pending the appeal, which was heard in May 2014. The hearings in the France matter concluded in September 2014 and the matter is currently under submission with the Court of Paris.
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
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of November 1, 2014 or February 1, 2014 related to any of the Company’s legal proceedings.

(13)	Supplemental Executive Retirement Plan
The components of net periodic pension cost for the three and nine months ended November 1, 2014 and November 2, 2013 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 1, 2014	Nov 2, 2013	Nov 1, 2014	Nov 2, 2013
Interest cost	$573	$586	$1,717	$1,758
Net amortization of unrecognized prior service (credit) cost	(58)	(58)	(174)	253
Net amortization of actuarial losses	234	277	703	831
Net periodic defined benefit pension cost	$749	$805	$2,246	$2,842
In July 2013, the Company amended the SERP to limit the amount of eligible wages under the plan that count toward the SERP benefit for the active participant. As a result, the projected benefit obligation and unrecognized prior service cost were reduced by $4.5 million during fiscal 2014.
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and may continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies may vary, depending on any changes to the estimates of final annual compensation levels and investment performance of the trust. The cash surrender values of the insurance policies were $54.4 million and $51.4 million as of November 1, 2014 and February 1, 2014, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $0.8 million and $3.0 million in other income during the three and nine months ended November 1, 2014, respectively, and unrealized gains of $1.3 million and $3.8 million in other income during the three and nine months ended November 2, 2013, respectively. The projected benefit obligation was $55.6 million and $54.7 million as of November 1, 2014 and February 1, 2014, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.6 million and $0.8 million were made during the three and nine months ended November 1, 2014, respectively.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of November 1, 2014 and February 1, 2014 (in thousands):

	Fair Value Measurements at Nov 1, 2014				Fair Value Measurements at Feb 1, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$11,469	$—	$11,469	$—	$2,116	$—	$2,116
Available-for-sale securities	40	—	—	40	5,732	—	—	5,732
Total	$40	$11,469	$—	$11,509	$5,732	$2,116	$—	$7,848
Liabilities:
Foreign exchange currency contracts	$—	$—	$—	$—	$—	$1,712	$—	$1,712
Interest rate swap	—	358	—	358	—	581	—	581
Deferred compensation obligations	—	8,993	—	8,993	—	7,498	—	7,498
Total	$—	$9,351	$—	$9,351	$—	$9,791	$—	$9,791

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended November 1, 2014 or during the year ended February 1, 2014.
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
Available-for-sale securities are recorded at fair value and are included in short-term investments and other assets in the accompanying condensed consolidated balance sheets depending on their respective maturity dates. At November 1, 2014, available-for-sale securities consisting of marketable equity securities were minimal. During the nine months ended November 1, 2014, the Company received proceeds of $0.6 million from the sale of marketable equity securities which were classified as available-for-sale securities. The sale of marketable equity securities was made during the three months ended May 4, 2013. The cost of securities sold was based on the specific identification method. Gains recognized during the nine months ended November 1, 2014 were $0.1 million as a result of this sale and were included in other income. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income (loss). There were no accumulated unrealized gains (losses) included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company at November 1, 2014.
At February 1, 2014, available-for-sale securities consisted of $5.1 million of corporate bonds and $0.6 million of marketable equity securities. The accumulated unrealized gains, net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company at February 1, 2014 were $0.1 million.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. At November 1, 2014 and February 1, 2014, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable-rate debt including the capital lease obligation approximated rates currently available to the Company.
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
The Company recorded impairment charges of $9.8 million and $14.6 million during the three and nine months ended November 1, 2014, respectively, and $0.8 million and $3.9 million during the three and nine months ended November 2, 2013, respectively, related primarily to the full impairment of certain under-performing retail stores in North America and Europe. These impairment charges, which exclude impairment charges incurred during the three and nine months ended November 2, 2013 related to restructuring activities, were included in selling, general and administrative expenses in the Company’s condensed consolidated statements of income for each of the respective periods. Refer to Note 6 for more information regarding impairment charges related to restructuring activities.

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of November 1, 2014, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.
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

Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of November 1, 2014 and February 1, 2014 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Nov 1, 2014	Fair Value at Feb 1, 2014
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Other current assets	$4,781	$977
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	6,688	1,139
Total		$11,469	$2,116
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Accrued expenses	$—	$672
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	—	1,040
Interest rate swaps	Other long-term liabilities	358	581
Total derivatives not designated as hedging instruments		358	1,621
Total		$358	$2,293
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
During the nine months ended November 1, 2014, the Company purchased U.S. dollar forward contracts in Canada and Europe totaling US$40.4 million and US$38.2 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of November 1, 2014, the Company had forward contracts outstanding for its European and Canadian operations of US$51.9 million and US$11.5 million, respectively, which are expected to mature over the next ten months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for the three and nine months ended November 1, 2014 and November 2, 2013 (in thousands):

	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings(1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended Nov 1, 2014	Three Months Ended Nov 2, 2013		Three Months Ended Nov 1, 2014	Three Months Ended Nov 2, 2013
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$3,869	$(694)	Cost of sales	$(800)	$1,344
Foreign exchange currency contracts	$487	$(17)	Other income/expense	$—	$4

	Gain Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings(1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Nine Months Ended Nov 1, 2014	Nine Months Ended Nov 2, 2013		Nine Months Ended Nov 1, 2014	Nine Months Ended Nov 2, 2013
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$3,163	$3,785	Cost of sales	$(1,559)	$2,216
Foreign exchange currency contracts	$381	$401	Other income/expense	$(56)	$98
 __________________________________

(1)	The ineffective portion was immaterial during the three and nine months ended November 1, 2014 and November 2, 2013 and was recorded in net earnings and included in interest income/expense.
As of November 1, 2014, accumulated other comprehensive income (loss) included a net unrealized gain of approximately $4.9 million, net of tax, which will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	Nov 1, 2014	Nov 2, 2013	Nov 1, 2014	Nov 2, 2013
Beginning balance gain (loss)	$366	$1,558	$(113)	$(1,782)
Net gains (losses) from changes in cash flow hedges	3,805	(657)	3,099	3,495
Net (gains) losses reclassified to earnings	713	(1,086)	1,898	(1,898)
Ending balance gain (loss)	$4,884	$(185)	$4,884	$(185)
At February 1, 2014, the Company had forward contracts outstanding for its European and Canadian operations of US$87.1 million and US$15.2 million, respectively, that were designated as cash flow hedges.
Derivatives Not Designated as Hedging Instruments
As of November 1, 2014, the Company had euro foreign currency contracts to purchase US$72.2 million expected to mature over the next ten months and Canadian dollar foreign currency contracts to purchase US$5.0 million expected to mature over the next one month.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income and expense for the three and nine months ended November 1, 2014 and November 2, 2013 (in thousands):

	Location of Gain (Loss) Recognized in Earnings	Gain (Loss) Recognized in Earnings		Gain Recognized in Earnings
		Three Months Ended Nov 1, 2014	Three Months Ended Nov 2, 2013	Nine Months Ended Nov 1, 2014	Nine Months Ended Nov 2, 2013
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$6,262	$(1,916)	$7,457	$1,133
Interest rate swaps	Other income/expense	$54	$(22)	$186	$174
At February 1, 2014, the Company had euro foreign currency contracts to purchase US$111.8 million and Canadian dollar foreign currency contracts to purchase US$13.8 million.

(16)	Subsequent Events
On December 3, 2014, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on January 2, 2015 to shareholders of record as of the close of business on December 17, 2014.

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
Global Economic Conditions
Economic and market conditions have continued to be volatile and uncertain in many markets around the world and consumer behavior remains cautious. In North America, highly promotional conditions among retailers and softer mall traffic may persist. In Europe, government austerity programs and bank credit issues have impacted the capital markets of numerous European countries, resulting in reduced consumer confidence and lower discretionary spending in those countries. These circumstances have had, and could in the future have, a negative impact on our business, particularly in our more mature markets in Southern Europe. When these conditions occur, the impact is greater in our multi-brand wholesale channel, particularly in Italy, where many customers are relatively small and are not well capitalized. While the economic environment in Southern Europe has shown signs of improvement, the recovery is still vulnerable. In addition, the geopolitical tension in Russia and Ukraine has impacted economic sentiment and could continue to negatively impact our business. We are also seeing evidence of a more cautious consumer in China and South Korea due to the macro-economic conditions in these countries.
Foreign Currency Volatility
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar and Korean won), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts.
During the first half of fiscal 2015, the average U.S. dollar rate was weaker against the euro and the Korean won and stronger against the Canadian dollar compared to the average rate in the same prior-year period. This resulted in an overall positive impact on the translation of our international revenues and earnings from operations during the first half of fiscal 2015 compared to the same prior-year period. During the third quarter of fiscal 2015, the average U.S. dollar rate strengthened against the euro compared to the average rate in the same prior-year period, driving an overall negative impact on the translation of our international revenues compared to the same prior-year period. These exchange rate fluctuations had an overall positive impact on the translation of our international revenues and earnings from operations for the nine months ended November 1, 2014 compared to the same prior-year period.
In addition, some of our transactions that occur primarily in Europe, Canada and South Korea are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when converted to their functional currencies. Fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings and are largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. If the exchange rate for the euro, Canadian dollar or Korean won weakens versus the U.S. dollar at the time U.S. dollar denominated inventory is purchased relative to the purchases of the comparable period, our product margins could be unfavorably impacted. Our product margins in Canada for the nine months ended November 1, 2014 were negatively impacted as a result of exchange rate fluctuations compared to the same prior-year period. There was a positive impact on our product margins in Europe for the nine months ended November 1, 2014 as a result of exchange rate fluctuations compared to the same prior-year period.
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
Strategy
Omni-Channel Strategy. We continue to emphasize our e-commerce channel as we execute our omni-channel strategy that allows customers to shop seamlessly in retail stores, online and through mobile devices. We have already deployed certain initiatives in the U.S. including “reserve online, pick-up in stores” as well as mobile optimized commerce sites and smartphone applications. We have also developed our in-store fulfillment capabilities which optimize inventory located in our U.S. retail stores. U.S. e-commerce orders may be fulfilled from our e-commerce distribution center, or from our retail stores, or both, and U.S. retail store sales may be fulfilled from one of our numerous retail store locations or from our e-commerce distribution center. We expect to deploy similar omni-channel strategies in Canada in the coming year, leveraging our existing technology and experience.
Productivity Improvements. One of our goals is to drive increased profitability by enhancing the productivity of our existing operations. We will continue to regularly assess and implement initiatives (including supply chain and global planning/allocation efficiencies) that we believe will build brand equity, grow our business and enhance long-term profitability in each region. In addition, we continue to be opportunistic with our store openings, remodels, and lease renewals to optimize our existing store portfolio.
North American Retail. In North American Retail, we plan to increase the profitability for our brick-and-mortar locations over the long-term by improving the productivity and performance of our existing stores. In light of the changing retail landscape in North America and the shifting of consumer purchases towards e-commerce, we have conducted an analysis of our existing store portfolio and have identified under-performing stores that we plan to exit before the end of fiscal 2016 through a combination of lease expirations and kick-outs. This provides us with the opportunity to streamline our North American Retail organization and reduce our fixed costs. In addition, roughly half of our retail store leases in the U.S. and Canada will come up for renewal in the next three and a half years, providing us with the flexibility to further optimize our retail footprint as needed in the coming years. We are also focused on improving our future product offering and have seen promising results from the addition of our MARCIANO product line to select GUESS? stores and e-commerce site and we plan to integrate our G by GUESS brand into our Factory stores. This will allow us to gain additional synergies across all brands by leveraging support functions and expertise.
International Growth. Global expansion continues to be a key component of our long-term growth strategy. We expect to continue to expand in our existing international markets as conditions permit, particularly in less penetrated markets like Germany, the Middle East and Russia. At the same time, we continue to invest in newer key markets such as Brazil and Japan.
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
Asia. We see significant long-term market opportunities in Asia and we have dedicated capital and human resources to support the region’s growth and development. We and our partners have opened flagship stores in key cities such as Beijing, Hong Kong, Seoul and Shanghai, and we have partnered with licensees to develop our business in the second-tier and third-tier cities in this region. In China, where the economy has shown some signs of slowing, we see evidence of a more cautious consumer. Our strategy in South Korea, with a combined 437 stores and concessions at November 1, 2014, is to improve productivity and expand distribution for our GUESS? branded locations. We also continue to invest in our direct operations in Japan where we had three stores and one concession as of November 1, 2014.
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
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and nine months ended November 1, 2014 had the same number of days as the three and nine months ended November 2, 2013.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 38.9% to $20.8 million, or diluted earnings of $0.24 per common share, for the quarter ended November 1, 2014, compared to net earnings attributable to Guess?, Inc. of $34.0 million, or diluted earnings of $0.40 per common share, for the quarter ended November 2, 2013. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring charges for the quarter ended November 2, 2013 of $1.9 million (or $1.4 million after considering the $0.5 million reduction to income tax expense as a result of the charge), or an unfavorable after-tax impact of $0.02 per share. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $35.4 million and adjusted diluted earnings was $0.42 per common share for the quarter ended November 2, 2013. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended November 1, 2014 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•
Total net revenue decreased 3.9% to $589.8 million for the quarter ended November 1, 2014, compared to $613.5 million in the same prior-year period. In constant currency, net revenue decreased by 2.6%.

•	Gross margin (gross profit as a percentage of total net revenue) decreased 90 basis points to 36.3% for the quarter ended November 1, 2014, compared to 37.2% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses increased 6.0% to $189.1 million for the quarter ended November 1, 2014, compared to $178.4 million in the same prior-year period. SG&A expenses as a percentage of revenue (“SG&A rate”) increased by 300 basis points to 32.1% for the quarter ended November 1, 2014, compared to 29.1% in the same prior-year period.

•	The Company incurred $1.9 million in restructuring charges during the quarter ended November 2, 2013.

•
Earnings from operations decreased 48.2% to $24.9 million for the quarter ended November 1, 2014, compared to $48.0 million in the same prior-year period. Operating margin decreased by 360 basis points to 4.2% for the quarter ended November 1, 2014, compared to 7.8% in the same prior-year period.

•	Other income, net (including interest income and expense), totaled $7.2 million for the quarter ended November 1, 2014, compared to $4.0 million in the same prior-year period.

•	The effective income tax rate was 33.0% for each of the quarters ended November 1, 2014 and November 2, 2013.
Key Balance Sheet Accounts

•
The Company had $374.9 million in cash and cash equivalents as of November 1, 2014. There were no short-term investments as of November 1, 2014. This compares to cash and cash equivalents and short-term investments of $360.3 million at November 2, 2013.

•
Accounts receivable, which relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business, decreased by $22.8 million, or 8.8%, to $236.1 million as of November 1, 2014, compared to $258.9 million at November 2, 2013. On a constant currency basis, accounts receivable decreased $10.5 million, or 4.1%.

•
Inventory decreased by $14.3 million, or 3.4%, to $412.6 million as of November 1, 2014, compared to $426.9 million at November 2, 2013. When measured in terms of finished goods units, inventory volumes decreased by 1.7% as of November 1, 2014, when compared to November 2, 2013.

Global Store Count
In the third quarter of fiscal 2015, together with our partners, we opened 29 new stores worldwide, consisting of ten stores in Europe and the Middle East, ten stores in Asia, eight stores in the U.S. and Canada and one store in South America. Together with our partners, we closed 38 stores worldwide, consisting of 20 stores in Europe and the Middle East, 14 stores in Asia and four stores in the U.S.
We ended the third quarter of fiscal 2015 with 1,676 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	492	492	—
Europe and the Middle East	605	265	340
Asia	491	48	443
Central and South America	88	39	49
Total	1,676	844	832
This store count does not include 506 concessions located primarily in South Korea and Greater China, which have been excluded because of their smaller store size in relation to our standard international store size. Of the total 1,676 stores, 1,233 were GUESS? stores, 257 were GUESS? Accessories stores, 101 were G by GUESS stores and 85 were MARCIANO stores.

Results of Operations
Three Months Ended November 1, 2014 and November 2, 2013
Consolidated Results
Net Revenue. Net revenue decreased by $23.7 million, or 3.9%, to $589.8 million for the quarter ended November 1, 2014, from $613.5 million for the quarter ended November 2, 2013. In constant currency, net revenue decreased by 2.6% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $7.8 million compared to the same prior-year period. The decrease in revenue was driven primarily by negative comparable store sales in North American Retail and Europe.
Gross Profit. Gross profit decreased by $14.2 million, or 6.3%, to $214.0 million for the quarter ended November 1, 2014, from $228.2 million in the same prior-year period, due primarily to the unfavorable impact from negative comparable store sales in North American Retail and Europe.
Gross margin decreased 90 basis points to 36.3% for the quarter ended November 1, 2014, from 37.2% in the same prior-year period, due to a higher occupancy rate and lower overall product margins. The higher occupancy rate was driven by negative comparable store sales in North American Retail and Europe. Product margins declined due primarily to more retail markdowns in North America.
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
Selling, General and Administrative Expenses. SG&A expenses increased by $10.7 million, or 6.0%, to $189.1 million for the quarter ended November 1, 2014, from $178.4 million in the same prior-year period. The increase in SG&A expenses, which included the favorable impact of currency translation, was due primarily to higher asset impairment charges related to certain under-performing retail stores in North America and Europe.
The Company’s SG&A rate increased by 300 basis points to 32.1% for the quarter ended November 1, 2014, from 29.1% in the same prior-year period, due primarily to higher asset impairment charges related to certain under-performing retail stores and the negative impact on the Company’s fixed cost structure resulting from negative comparable store sales in North American Retail and Europe.
Restructuring Charges. There were no restructuring charges incurred during the quarter ended November 1, 2014. During the quarter ended November 2, 2013, the Company incurred restructuring charges of $1.9 million.
Earnings from Operations.  Earnings from operations decreased by $23.1 million, or 48.2%, to $24.9 million for the quarter ended November 1, 2014, from $48.0 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $0.1 million.
Operating margin decreased 360 basis points to 4.2% for the quarter ended November 1, 2014, from 7.8% in the same prior-year period. Operating margin was negatively impacted by a higher SG&A rate and lower overall gross margins, partially offset by restructuring charges incurred during the same prior-year period.
Interest Income (Expense), Net. Interest expense, net was $0.2 million for the quarter ended November 1, 2014, compared to interest income, net of $0.4 million for the quarter ended November 2, 2013, and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges. The change in interest expense, net for the quarter ended November 1, 2014 compared to the same prior-year period was due primarily to higher interest on value-added tax payments in Europe.
Other Income, Net. Other income, net was $7.5 million for the quarter ended November 1, 2014, compared to $3.6 million in the same prior-year period. Other income, net in the quarter ended November 1, 2014 consisted primarily of net unrealized and realized mark-to-market revaluation gains on foreign currency contracts and net unrealized gains on non-operating assets. Other income, net in the quarter ended November 2, 2013 consisted primarily of net unrealized and realized gains on non-operating assets.

Income Tax Expense.  Income tax expense for the quarter ended November 1, 2014 was $10.6 million, or a 33.0% effective tax rate, compared to $17.1 million, or a 33.0% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests for the quarter ended November 1, 2014 was $0.7 million, net of taxes, compared to $0.8 million, net of taxes, in the same prior-year period.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased by $13.2 million, or 38.9%, to $20.8 million for the quarter ended November 1, 2014, from $34.0 million in the same prior-year period. Diluted earnings per share decreased to $0.24 per share for the quarter ended November 1, 2014, compared to $0.40 for the quarter ended November 2, 2013. The results for the quarter ended November 2, 2013 included the unfavorable $0.02 per share after-tax impact of the restructuring charges. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $35.4 million and adjusted diluted earnings was $0.42 per common share for the quarter ended November 2, 2013. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended November 1, 2014 and November 2, 2013 (dollars in thousands):

	Three Months Ended
	Nov 1, 2014	Nov 2, 2013	Change	% Change
Net revenue:
North American Retail	$243,238	$253,820	$(10,582)	(4.2%)
Europe	189,852	200,943	(11,091)	(5.5)
Asia	71,271	72,727	(1,456)	(2.0)
North American Wholesale	53,501	53,591	(90)	(0.2)
Licensing	31,972	32,416	(444)	(1.4)
Total net revenue	$589,834	$613,497	$(23,663)	(3.9%)
Earnings (loss) from operations:
North American Retail	$(10,517)	$6,206	$(16,723)	(269.5%)
Europe	7,660	13,538	(5,878)	(43.4)
Asia	2,126	5,894	(3,768)	(63.9)
North American Wholesale	13,940	12,102	1,838	15.2
Licensing	28,157	29,171	(1,014)	(3.5)
Corporate Overhead	(16,501)	(17,063)	562	(3.3)
Restructuring Charges	—	(1,889)	1,889
Total earnings from operations	$24,865	$47,959	$(23,094)	(48.2%)
Operating margins:
North American Retail	(4.3%)	2.4%
Europe	4.0%	6.7%
Asia	3.0%	8.1%
North American Wholesale	26.1%	22.6%
Licensing	88.1%	90.0%
Total Company	4.2%	7.8%

North American Retail
Net revenue from our North American Retail operations decreased by $10.6 million, or 4.2%, to $243.2 million for the quarter ended November 1, 2014, from $253.8 million in the same prior-year period. The decrease in revenue was driven by negative comparable store sales (including e-commerce) of 4.8% in the U.S. and Canada and negative 3.5% in constant currency, which also excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores and e-commerce sites. E-commerce sales increased by $4.7 million, or 38.4%, to $17.0 million for the quarter ended November 1, 2014, from $12.3 million in the same prior-year period. The inclusion of our e-commerce sales improved the comparable store sale percentage by 2.2% in U.S. dollars and 2.3% in constant currency. The store base for the U.S. and Canada decreased by an average of 14 net stores during the quarter ended November 1, 2014 compared to the same prior-year period, resulting in a 0.9% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores unfavorably impacted net revenue by $3.1 million.
Loss from operations for the North American Retail segment was $10.5 million for the quarter ended November 1, 2014, compared to earnings from operations of $6.2 million in the same prior-year period. The decrease reflects the impact on earnings from higher asset impairment charges related to certain under-performing retail stores, negative comparable store sales and lower product margins.
Operating margin decreased 670 basis points to negative 4.3% for the quarter ended November 1, 2014, compared to 2.4% in the same prior-year period. The decrease was driven by higher asset impairment charges related to certain under-performing retail stores, the negative impact on the fixed cost structure resulting from negative comparable store sales and lower product margins due primarily to more markdowns.
In the third quarter of fiscal 2015, we opened eight new stores and closed four stores in the U.S. and Canada. At November 1, 2014, we directly operated 492 stores in the U.S. and Canada, comprised of 175 full-priced GUESS? retail stores, 145 GUESS? factory outlet stores, 77 G by GUESS stores, 48 GUESS? Accessories stores and 47 MARCIANO stores. This compares to 502 stores as of November 2, 2013.
Europe
Net revenue from our Europe operations decreased by $11.1 million, or 5.5%, to $189.9 million for the quarter ended November 1, 2014, from $200.9 million in the same prior-year period. In local currency, net revenue decreased by 2.5% compared to the same prior-year period. The decrease in revenue was driven primarily by a percentage decrease in the mid-single digits for comparable store sales in our directly operated retail stores versus the same prior-year period and lower shipments in our European wholesale business. These decreases were partially offset by the favorable impact on revenue from the expansion of our directly operated retail business. As of November 1, 2014, we directly operated 265 stores in Europe compared to 261 stores at November 2, 2013, excluding concessions, which represents a 1.5% increase over the prior-year third quarter end. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $6.1 million.
Earnings from operations from our Europe segment decreased by $5.9 million, or 43.4%, to $7.7 million for the quarter ended November 1, 2014, from $13.5 million in the same prior-year period. The decrease resulted primarily from the unfavorable impact on earnings from negative comparable store sales and higher asset impairment charges related to certain under-performing retail stores.
Operating margin decreased 270 basis points to 4.0% for the quarter ended November 1, 2014, compared to 6.7% in the same prior-year period. The decrease in operating margin was driven primarily by the negative impact on the fixed cost structure resulting from negative comparable store sales and higher asset impairment charges related to certain under-performing retail stores.
Asia
Net revenue from our Asia operations decreased by $1.5 million, or 2.0%, to $71.3 million for the quarter ended November 1, 2014, from $72.7 million in the same prior-year period. In constant currency, net revenue decreased by 5.1% compared to the same prior-year period, driven primarily by negative comparable store sales in our directly operated retail stores in South Korea and China versus the same prior-year period. We expanded our operations in Asia, where we and our partners operated 491 stores and 500 concessions at November 1, 2014, compared to 480 stores and 428 concessions as of November 2, 2013. Currency translation fluctuations relating to our Asia operations favorably impacted net revenue by $2.4 million.
Earnings from operations for the Asia segment decreased by $3.8 million, or 63.9%, to $2.1 million for the quarter ended November 1, 2014, from $5.9 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact on earnings from lower product margins and higher store selling expenses.
Operating margin decreased 510 basis points to 3.0% for the quarter ended November 1, 2014, compared to 8.1% in the same prior-year period. The decrease in operating margin was driven by lower overall gross margins due primarily to more promotions in South Korea and higher SG&A expenses resulting primarily from an increase in store selling expenses.
North American Wholesale
Net revenue from our North American Wholesale operations was relatively flat at $53.5 million for the quarter ended November 1, 2014, compared to $53.6 million in the same prior-year period. In constant currency, net revenue increased by 1.6% compared to the same prior-year period. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue in our North American Wholesale segment by $1.0 million.
Earnings from operations from our North American Wholesale segment increased by $1.8 million, or 15.2%, to $13.9 million for the quarter ended November 1, 2014, from $12.1 million in the same prior-year period. The increase was due primarily to the favorable impact on earnings from higher overall gross margins.
Operating margin increased 350 basis points to 26.1% for the quarter ended November 1, 2014, compared to 22.6% in the same prior-year period. The increase in operating margin was driven by higher product margins due primarily to lower product costs.
Licensing
Net royalty revenue from our Licensing operations decreased by $0.4 million, or 1.4%, to $32.0 million for the quarter ended November 1, 2014, from $32.4 million in the same prior-year period. The decrease was driven primarily by lower sales in our watch category.
Earnings from operations from our Licensing segment decreased by $1.0 million, or 3.5%, to $28.2 million for the quarter ended November 1, 2014, from $29.2 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue and higher advertising expenses.
Corporate Overhead
Unallocated corporate overhead decreased by $0.6 million to $16.5 million for the quarter ended November 1, 2014, from $17.1 million in the same prior-year period. The decrease was driven primarily by lower performance-based compensation.

Nine Months Ended November 1, 2014 and November 2, 2013
Consolidated Results
Net Revenue. Net revenue decreased by $80.5 million, or 4.5%, to $1.72 billion for the nine months ended November 1, 2014, from $1.80 billion for the nine months ended November 2, 2013. In constant currency, net revenue decreased by 4.8% as currency translation fluctuations relating to our foreign operations favorably impacted net revenue by $6.0 million compared to the same prior-year period. The decrease in revenue was driven primarily by lower European wholesale shipments and negative comparable store sales in North American Retail.
Gross Profit. Gross profit decreased by $67.2 million, or 10.0%, to $607.0 million for the nine months ended November 1, 2014, from $674.2 million in the same prior-year period, due primarily to the unfavorable impact from lower wholesale sales in Europe, negative comparable store sales in North American Retail and lower overall product margins.

Gross margin decreased 210 basis points to 35.3% for the nine months ended November 1, 2014, from 37.4% in the same prior-year period, due to a higher occupancy rate and lower overall product margins. The higher occupancy rate was driven by negative comparable store sales in North American Retail and lower wholesale shipments in Europe. Product margins declined due primarily to more retail markdowns in North America.
Selling, General and Administrative Expenses. SG&A expenses increased by $10.4 million, or 1.9%, to $554.2 million for the nine months ended November 1, 2014, from $543.8 million in the same prior-year period. The increase in SG&A expenses, which included the unfavorable impact of currency translation, was driven primarily by higher asset impairment charges related to certain under-performing retail stores in North America and Europe.
The Company’s SG&A rate increased by 200 basis points to 32.2% for the nine months ended November 1, 2014, from 30.2% in the same prior-year period, due primarily to higher asset impairment charges related to certain under-performing retail stores and the negative impact on the Company’s fixed cost structure resulting from negative comparable store sales in North American Retail and lower wholesale shipments in Europe.
Restructuring Charges. There were no restructuring charges incurred during the nine months ended November 1, 2014. During the nine months ended November 2, 2013, the Company incurred restructuring charges of $10.4 million.
Earnings from Operations.   Earnings from operations decreased by $67.3 million, or 56.1%, to $52.7 million for the nine months ended November 1, 2014, from $120.1 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $0.7 million.
Operating margin decreased 360 basis points to 3.1% for the nine months ended November 1, 2014, compared to 6.7% in the same prior-year period. Operating margin was negatively impacted by lower overall gross margins and a higher SG&A rate, partially offset by restructuring charges incurred during the same prior-year period.
Interest Income (Expense), Net. Interest expense, net was $0.8 million for the nine months ended November 1, 2014, compared to interest income, net of $0.3 million for the nine months ended November 2, 2013, and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges. The change in interest expense, net for the nine months ended November 1, 2014 compared to the same prior-year period was due primarily to higher interest on value-added tax payments in Europe.
Other Income, Net. Other income, net was $11.1 million for the nine months ended November 1, 2014, compared to $8.9 million in the same prior-year period. Other income, net in the nine months ended November 1, 2014 consisted primarily of net unrealized and realized mark-to-market revaluation gains on foreign currency contracts and net unrealized gains on non-operating assets. Other income, net in the nine months ended November 2, 2013 consisted primarily of net unrealized and realized gains on non-operating assets and net realized and unrealized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances.
Income Tax Expense.  Income tax expense for the nine months ended November 1, 2014 was $21.5 million, or a 34.0% effective tax rate, compared to $42.7 million, or a 33.0% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management. The increase in effective tax rate compared to the same prior-year period was driven by a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year. The full-year tax rate for fiscal 2015 is expected to be 32.0%.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests for the nine months ended November 1, 2014 was $1.0 million, net of taxes, compared to $2.8 million, net of taxes, in the same prior-year period.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased by $43.2 million, or 51.5%, to $40.6 million for the nine months ended November 1, 2014, from $83.8 million in the same prior-year period. Diluted earnings per share decreased to $0.47 per share for the nine months ended November 1, 2014, compared to $0.98 for the nine months ended November 2, 2013. The results for the nine months ended

November 2, 2013 included the unfavorable $0.09 per share after-tax impact of the restructuring charges. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $91.4 million and adjusted diluted earnings was $1.07 per common share for the nine months ended November 2, 2013. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the nine months ended November 1, 2014 and November 2, 2013 (dollars in thousands):

	Nine Months Ended
	Nov 1, 2014	Nov 2, 2013	Change	% Change
Net revenue:
North American Retail	$715,582	$746,444	$(30,862)	(4.1%)
Europe	584,270	616,707	(32,437)	(5.3)
Asia	205,656	209,711	(4,055)	(1.9)
North American Wholesale	131,061	138,777	(7,716)	(5.6)
Licensing	84,377	89,784	(5,407)	(6.0)
Total net revenue	$1,720,946	$1,801,423	$(80,477)	(4.5%)
Earnings (loss) from operations:
North American Retail	$(23,578)	$12,363	$(35,941)	(290.7%)
Europe	25,541	47,595	(22,054)	(46.3)
Asia	7,743	17,897	(10,154)	(56.7)
North American Wholesale	26,860	29,229	(2,369)	(8.1)
Licensing	75,787	80,476	(4,689)	(5.8)
Corporate Overhead	(59,607)	(57,141)	(2,466)	4.3
Restructuring Charges	—	(10,355)	10,355
Total earnings from operations	$52,746	$120,064	$(67,318)	(56.1%)
Operating margins:
North American Retail	(3.3%)	1.7%
Europe	4.4%	7.7%
Asia	3.8%	8.5%
North American Wholesale	20.5%	21.1%
Licensing	89.8%	89.6%
Total Company	3.1%	6.7%
North American Retail
Net revenue from our North American Retail operations decreased by $30.9 million, or 4.1%, to $715.6 million for the nine months ended November 1, 2014, from $746.4 million in the same prior-year period. The decrease in revenue was driven by negative comparable store sales (including e-commerce) of 4.9% in the U.S. and Canada and negative 3.7% in constant currency, which also excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores and e-commerce sites. E-commerce sales increased by $14.9 million, or 44.8%, to $48.2 million for the nine months ended November 1, 2014, from $33.3 million in the same prior-year period. The inclusion of our e-commerce sales improved the comparable store sale percentage by 2.5% in U.S. dollars and 2.4% in constant currency. The store base for the U.S. and Canada decreased by an average of 16 net stores during the nine months ended November 1, 2014 compared to the same prior-year period, resulting in a 1.4% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores unfavorably impacted net revenue by $9.5 million.
Loss from operations for the North American Retail segment was $23.6 million for the nine months ended November 1, 2014, compared to earnings from operations of $12.4 million in the same prior-year period. The decrease reflects the impact on earnings from negative comparable store sales, lower product margins and higher asset impairment charges related to certain under-performing retail stores.

Operating margin decreased 500 basis points to negative 3.3% for the nine months ended November 1, 2014, compared to 1.7% in the same prior-year period. The decrease was driven by the negative impact on the fixed cost structure resulting from negative comparable store sales, lower product margins due primarily to more markdowns and higher asset impairment charges related to certain under-performing retail stores.
Europe
Net revenue from our Europe operations decreased by $32.4 million, or 5.3%, to $584.3 million for the nine months ended November 1, 2014, from $616.7 million in the same prior-year period. In local currency, net revenue decreased by 6.9% compared to the same prior-year period. The decrease in revenue was driven primarily by lower shipments in our European wholesale business, partially offset by the favorable impact on revenue from the expansion of our directly operated retail business. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $9.7 million.
Earnings from operations from our Europe segment decreased by $22.1 million, or 46.3%, to $25.5 million for the nine months ended November 1, 2014, from $47.6 million in the same prior-year period. The decrease resulted primarily from the negative impact on earnings from lower wholesale shipments, partially offset by lower selling and merchandising expenses due to lower wholesale commissions.
Operating margin decreased 330 basis points to 4.4% for the nine months ended November 1, 2014, compared to 7.7% in the same prior-year period. The decrease in operating margin was driven primarily by the negative impact on the fixed cost structure resulting from lower wholesale shipments.
Asia
Net revenue from our Asia operations decreased by $4.1 million, or 1.9%, to $205.7 million for the nine months ended November 1, 2014, from $209.7 million in the same prior-year period. In constant currency, net revenue decreased by 6.0% compared to the same prior-year period. The decrease was driven primarily by negative comparable store sales in our directly operated retail stores in South Korea and China versus the same prior-year period. Currency translation fluctuations relating to our Asia operations favorably impacted net revenue by $8.4 million.
Earnings from operations for the Asia segment decreased by $10.2 million, or 56.7%, to $7.7 million for the nine months ended November 1, 2014, from $17.9 million in the same prior-year period. The decrease was driven by the unfavorable impact on earnings from lower product margins and lower revenue.
Operating margin decreased 470 basis points to 3.8% for the nine months ended November 1, 2014, compared to 8.5% in the same prior-year period. The decrease in operating margin was driven by lower overall gross margins due primarily to more promotions in South Korea and higher SG&A expenses resulting primarily from an increase in store selling expenses.
North American Wholesale
Net revenue from our North American Wholesale operations decreased by $7.7 million, or 5.6%, to $131.1 million for the nine months ended November 1, 2014, from $138.8 million in the same prior-year period. In constant currency, net revenue decreased by 3.7% compared to the same prior-year period. The decrease was driven by lower off-price shipments in the U.S. and Canada. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue in our North American Wholesale segment by $2.6 million.
Earnings from operations from our North American Wholesale segment decreased by $2.4 million, or 8.1%, to $26.9 million for the nine months ended November 1, 2014, from $29.2 million in the same prior-year period. The decrease was due primarily to the unfavorable impact to earnings from lower revenue and higher SG&A expenses, partially offset by the favorable impact to earnings from higher overall gross margins.
Operating margin decreased 60 basis points to 20.5% for the nine months ended November 1, 2014, compared to 21.1% in the same prior-year period. The decrease in operating margin was due to deleveraging of SG&A expenses, partially offset by higher product margins due primarily to lower product costs.

Licensing
Net royalty revenue from our Licensing operations decreased by $5.4 million, or 6.0%, to $84.4 million for the nine months ended November 1, 2014, from $89.8 million in the same prior-year period. The decrease was driven primarily by lower sales in our handbag and watch categories.
Earnings from operations from our Licensing segment decreased by $4.7 million, or 5.8%, to $75.8 million for the nine months ended November 1, 2014, from $80.5 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead increased by $2.5 million to $59.6 million for the nine months ended November 1, 2014, from $57.1 million in the same prior-year period. The increase was driven primarily by higher general and administrative expenses.
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
The adjusted measures for the three and nine months ended November 2, 2013 exclude the impact of restructuring charges. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring charges incurred during the three and nine months ended November 2, 2013. During the three months ended November 2, 2013, the Company recognized charges of $1.9 million (or $1.4 million after considering a $0.5 million reduction to income tax expense as a result of the charges), or an unfavorable after-tax impact of $0.02 per share. During the nine months ended November 2, 2013, the Company recognized restructuring charges of $10.4 million (or $7.6 million after considering a $2.8 million reduction to income tax expense as a result of the charges), or an unfavorable after-tax impact of $0.09 per share. Net earnings attributable to Guess?, Inc. for the three and nine months ended November 2, 2013 was $34.0 million and $83.8 million, respectively, and diluted earnings per common share for the three and nine months ended November 2, 2013 was $0.40 and $0.98, respectively. Excluding the impact of the restructuring charges and the related tax impacts, adjusted net earnings attributable to Guess?, Inc. for the three and nine months ended November 2, 2013 was $35.4 million and $91.4 million, respectively, and adjusted diluted earnings per common share for the three and nine months ended November 2, 2013 was $0.42 and $1.07, respectively.
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

Liquidity and Capital Resources
We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the nine months ended November 1, 2014, the Company relied primarily on trade credit, available cash, real estate leases, short-term lines of credit and internally generated funds to finance our operations and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and any dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, as necessary, under our existing Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.”
As of November 1, 2014, the Company had cash and cash equivalents of $374.9 million. There were no short-term investments as of November 1, 2014. Approximately 75% of the Company’s cash and cash equivalents were held outside of the U.S. As of November 1, 2014, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the United States. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income taxes, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not indicate a need to repatriate them to fund our U.S. operations. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.
Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts and three diversified money market funds. The money market funds are AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. Please see “—Important Factors Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2014 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
The Company has presented below the cash flow performance comparison of the nine months ended November 1, 2014, versus the nine months ended November 2, 2013.
Operating Activities
Net cash used in operating activities was $4.9 million for the nine months ended November 1, 2014, compared to net cash provided by operating activities of $137.3 million for the nine months ended November 2, 2013, or a decrease of $142.2 million. The decrease was driven primarily by the unfavorable impact of usage and timing changes in working capital and lower net earnings for the nine months ended November 1, 2014 versus the same prior-year period.
Investing Activities
Net cash used in investing activities was $48.1 million for the nine months ended November 1, 2014, compared to $45.8 million for the nine months ended November 2, 2013. Cash used in investing activities related primarily to capital expenditures incurred on existing store remodeling programs in North American Retail and Europe. In addition, the cost of any business acquisitions, proceeds from the maturity and sale of investments and the settlement of forward currency contracts designated as hedging instruments are also included in cash flows used in investing activities.
The increase in cash used in investing activities was driven primarily by cash receipts from other assets during the same prior-year period, partially offset by higher proceeds from the maturity and sale of investments during the nine months ended November 1, 2014 compared to the same prior-year period. During the nine months ended November 1, 2014, the Company opened 34 directly operated stores compared to 46 directly operated stores that were opened in the comparable prior-year period. During the nine months ended November 1, 2014, the Company also acquired five stores from certain of its European licensees compared to four stores from one of its European licensees in the comparable prior-year period.
Financing Activities
Net cash used in financing activities was $59.5 million for the nine months ended November 1, 2014, compared to $67.0 million for the nine months ended November 2, 2013. The decrease in net cash used in financing activities was due primarily to repurchases of shares of the Company’s common stock during the nine months ended November 2, 2013.
Effect of Exchange Rates on Cash
During the nine months ended November 1, 2014, changes in foreign currency translation rates decreased our reported cash and cash equivalents balance by $15.6 million. This compares to a decrease of $3.4 million in cash and cash equivalents driven by changes in foreign currency translation rates during the nine months ended November 2, 2013.
Working Capital
As of November 1, 2014, the Company had net working capital (including cash and cash equivalents) of $821.8 million compared to $846.1 million at February 1, 2014 and $787.3 million at November 2, 2013. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable as of November 1, 2014 amounted to $236.1 million, down $22.8 million, compared to $258.9 million at November 2, 2013. The accounts receivable balance relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business. On a constant currency basis, accounts receivable decreased by $10.5 million, or 4.1%, when compared to November 2, 2013. The decrease was driven primarily by lower European wholesale shipments, partially offset by timing of collections during the nine months ended November 1, 2014 compared to the same prior-year period. As of November 1, 2014, approximately 57% of our total net trade receivables and 80% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory as of November 1, 2014 decreased to $412.6 million, or 3.4%, compared to $426.9 million at November 2, 2013. When measured in terms of finished goods units, inventory volumes decreased by 1.7% as of November 1, 2014, when compared to November 2, 2013. The decrease was driven by lower inventory levels in our European operations, partially offset by a build-up of excess inventory in North America.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.225 per common share.
On December 3, 2014, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on January 2, 2015 to shareholders of record as of the close of business on December 17, 2014.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity.

Capital Expenditures
Gross capital expenditures totaled $53.2 million, before deducting lease incentives of $5.3 million, for the nine months ended November 1, 2014. This compares to gross capital expenditures of $55.4 million, before deducting lease incentives of $3.0 million, for the nine months ended November 2, 2013. The Company’s investments in capital for the full fiscal year 2015 are planned between $70 million and $80 million (after deducting estimated lease incentives of approximately $5 million). The planned investments in capital are primarily for store remodeling programs in North American Retail, expansion of our retail business in Europe, investments in information systems and new store openings in North America.
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
On August 31, 2012, the Company increased its borrowing capacity under the Credit Facility from $200 million to $300 million by exercising the accordion feature in the Credit Facility pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Facility with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Facility and (ii) access to a new $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount. As of November 1, 2014, the Company had $1.7 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of November 1, 2014, the Company could have borrowed up to $98.2 million under these agreements. As of November 1, 2014, the Company had no outstanding borrowings and $1.6 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 2.9%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $43.8 million that has a minimum net equity requirement, there are no other financial ratio covenants.

The Company entered into a capital lease in December 2005 for a building in Florence, Italy. As of November 1, 2014, the capital lease obligation was $6.8 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures in calendar year 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability as of November 1, 2014 was approximately $0.4 million.
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Share Repurchases
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the 2011 Share Repurchase Program. Repurchases under programs may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under programs and programs may be discontinued at any time, without prior notice. There were no share repurchases under the 2012 Share Repurchase Program during the nine months ended November 1, 2014. During the nine months ended November 2, 2013, the Company repurchased a total of 882,551 shares under the 2011 and 2012 Share Repurchase Programs at an aggregate cost of $22.1 million. All such share repurchases were made during the three months ended May 4, 2013. As of November 1, 2014, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock and no remaining authority to purchase shares under the 2011 Share Repurchase Program.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and may continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies may vary, depending on any changes to the estimates of final annual compensation levels and investment performance of the trust. The cash surrender values of the insurance policies were $54.4 million and $51.4 million as of November 1, 2014 and February 1, 2014, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $0.8 million and $3.0 million in other income during the three and nine months ended November 1, 2014, respectively, and unrealized gains of $1.3 million and $3.8 million in other income during the three and nine months ended November 2, 2013, respectively. The projected benefit obligation was $55.6 million and $54.7 million as of November 1, 2014 and February 1, 2014, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.6 million and $0.8 million were made during the three and nine months ended November 1, 2014, respectively.
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
Wholesale Backlog
We generally receive orders for fashion apparel three to six months prior to the time the products are delivered to our customers’ stores. The backlog of wholesale orders at any given time is affected by various factors, including seasonality, cancellations, the scheduling of market weeks, the timing of the receipt of orders and the timing of the shipment of orders and may include orders for multiple seasons. Accordingly, a comparison of backlogs of wholesale orders from period-to-period is not necessarily meaningful and may not be indicative of eventual actual shipments.
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of November 29, 2014, consisting primarily of orders for fashion apparel, was $53.5 million, compared to $49.7 million in constant currency at November 30, 2013, an increase of 7.7%. We estimate that if we were to normalize the orders for the scheduling of market weeks the current backlog would have decreased by 6.0% compared to the prior year.
Europe Backlog. As of November 30, 2014, the European wholesale backlog was €224.1 million, compared to €223.5 million at December 1, 2013, an increase of 0.3%. The backlog as of November 30, 2014 is comprised of sales orders for the Fall/Winter 2014, Spring/Summer 2015 and Fall/Winter 2015 seasons.
Application of Critical Accounting Policies
Our critical accounting policies reflecting our estimates and judgments are described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 1, 2014 filed with the SEC on March 28, 2014. There have been no significant changes to our critical accounting policies during the nine months ended November 1, 2014.
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
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the nine months ended November 1, 2014 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part 1, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
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
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
During the nine months ended November 1, 2014, the Company purchased U.S. dollar forward contracts in Canada and Europe totaling US$40.4 million and US$38.2 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of November 1, 2014, the Company had forward contracts outstanding for its European and Canadian operations of US$51.9 million and US$11.5 million, respectively, which are expected to mature over the next ten months. The Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of November 1, 2014, accumulated other comprehensive income (loss) included a net unrealized gain of approximately $4.9 million, net of tax, which will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of November 1, 2014, the net unrealized gain of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $4.8 million.

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
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign currency contracts not designated as hedging instruments are reported in net earnings as part of other income and expense. For the nine months ended November 1, 2014, the Company recorded a net gain of $7.5 million for its euro foreign currency contracts not designated as hedges, which has been included in other income. As of November 1, 2014, the Company had euro foreign currency contracts to purchase US$72.2 million expected to mature over the next ten months and Canadian dollar foreign currency contracts to purchase US$5.0 million expected to mature over the next one month. As of November 1, 2014, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $6.7 million.
At February 1, 2014, the Company had euro foreign currency contracts to purchase US$111.8 million and Canadian dollar foreign currency contracts to purchase US$13.8 million. At February 1, 2014, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $0.1 million.
Sensitivity Analysis
As of November 1, 2014, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$140.6 million, the fair value of the instruments would have decreased by $15.6 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $12.8 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
Interest Rate Risk
As of November 1, 2014, approximately 80% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expense. The change in the unrealized fair value of the interest swap increased other income, net by $0.2 million during the nine months ended November 1, 2014. The majority of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the nine months ended November 1, 2014.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of November 1, 2014 and February 1, 2014, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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
There was no change in our internal control over financial reporting during the third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control-Integrated Framework (“2013 framework”). The originally issued framework (“1992 framework”) remains available during the transition period, which extends to December 15, 2014, after which time the COSO will consider it superseded by the 2013 framework. As of November 1, 2014, the Company continued to utilize the 1992 framework and plans to transition to the 2013 framework during the fourth quarter of fiscal 2015. The Company does not expect significant changes to its overall internal control structure over financial reporting to result from the transition to the 2013 framework.
PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.
Litigation
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Intermediate People’s Court of Nanjing, China and the Court of Paris, France. The three-week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. On September 15, 2014, the Court of Appeal of Milan affirmed the majority of the lower Court’s ruling in favor of the Company, but overturned the lower Court’s finding with respect to an unfair competition claim. The matter has now entered into a damages phase based on the ruling. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagrees with the Court’s decision and has appealed the ruling. The judgment in the China matter is stayed pending the appeal, which was heard in May 2014. The hearings in the France matter concluded in September 2014 and the matter is currently under submission with the Court of Paris.
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
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of November 1, 2014 or February 1, 2014 related to any of the Company’s legal proceedings.
ITEM 1A. Risk Factors.
There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended February 1, 2014, filed with the SEC on March 28, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 3, 2014 to August 30, 2014
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	3,614	$25.59	—	—
August 31, 2014 to October 4, 2014
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	887	$23.21	—	—
October 5, 2014 to November 1, 2014
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	—	—	—	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	4,501	$25.12	—

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

Guess?, Inc.

Date:	December 8, 2014	By:	/s/ PAUL MARCIANO
Paul Marciano
Chief Executive Officer and Vice Chairman of the Board

Date:	December 8, 2014	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)