Form 10-K
period 2015-01-31
GUESS INC
filed 2015-03-27
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of the close of business on August 2, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $1,592,136,393 based upon the closing price of $25.98 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.
As of the close of business on March 23, 2015, the registrant had 85,368,789 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, restructuring charges, estimated charges, plans regarding store openings, closings and remodels, plans regarding business growth and international expansion, plans regarding supply chain efficiencies and global planning and allocation, e-commerce and omni-channel initiatives, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations, estimated tax rates, results of tax audits and other regulatory proceedings, raw material and other inflationary cost pressures, consumer confidence and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained herein.

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
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2015,” “fiscal 2014” and “fiscal 2013” represent the results of the 52-week fiscal years ended January 31, 2015 and February 1, 2014 and the 53-week fiscal year ended February 2, 2013, respectively. The additional week in fiscal 2013 occurred during the fourth quarter ended February 2, 2013. References to “fiscal 2016” represent the 52-week fiscal year ending January 30, 2016.
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
Global Diversification.    The global success of the GUESS? brand has reduced our reliance on any particular geographic region. This geographic diversification provides broad opportunities for growth, even during regional economic slowdowns. The percentage of our revenue generated from outside of the U.S. and Canada has grown from one-fifth of our total revenues for the year ended December 31, 2005 to approximately half of our revenue for the year ended January 31, 2015. We and our licensees and distributors now operate 1,187 stores in 90 countries outside the U.S. and Canada. This compares with 481 directly operated stores in the U.S. and Canada as of January 31, 2015. We believe there continue to be long-term opportunities for our international growth as the GUESS? brand is well recognized but still under-penetrated in certain regions.
Multiple Store Concepts.    We and our network of licensee partners sell our products around the world primarily through six different store concepts, namely our GUESS? full-price retail stores, our GUESS? factory outlet stores, our G by GUESS stores, our GUESS? Accessories stores, our MARCIANO stores and our GUESS? Kids stores. We also have a small number of footwear, Gc watch and underwear concept stores. This allows us to target the various demographics in each region through dedicated store concepts that market each brand or concept specifically to the desired customer population. Having multiple store concepts also allows us to target our newer brands and concepts in different markets than our flagship GUESS? store concept. For instance, we have mall locations for G by GUESS stores where we would not ordinarily operate any of our full-price GUESS? stores.
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
Directly operated retail stores and concessions.    As of January 31, 2015, we directly operated a total of 481 stores in the U.S. and Canada and 356 stores outside of the U.S. and Canada, plus an additional 244 smaller-sized concessions in Asia and Europe. Distribution through our directly operated retail stores and concessions allows us to influence the merchandising and presentation of our products, enhance our brand image, build brand equity and test new product design concepts. As part of our omni-channel initiative, U.S. retail store sales may be fulfilled from one of our numerous retail store locations or from our distribution centers.
e-Commerce.    As of January 31, 2015, we operated retail websites in the U.S., Canada, Europe and South Korea. Our websites act as virtual storefronts that both sell our products and promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of apparel and accessories. These virtual stores have not only expanded our direct-to-consumer distribution channel, but they have also improved customer relations and are fun and entertaining alternative-shopping environments. Our U.S. and Canadian online sites contain “find the right fit” product recommendations and integration with our customer relationship management (“CRM”) system and loyalty programs. Omni-channel initiatives that we have already deployed in the U.S. include “reserve online, pick-up in stores” and “order from store” as well as mobile optimized commerce sites and smartphone applications. In addition, U.S. e-commerce orders may be fulfilled from our distribution centers, our retail stores, or both. We expect to deploy similar omni-channel strategies in certain international markets in the coming year, leveraging our existing technology and experience. We have e-commerce available to 44 countries and in seven languages around the world.
Wholesale Distribution.   We sell through both domestic and international wholesale distribution channels as well as licensee operated retail stores and concessions.
Wholesale. In North America, our wholesale customers consist primarily of better department stores, including Macy’s, Bloomingdales, Liverpool and The Bay, and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. In Europe, our products are sold in stores ranging from large, well known department stores like El Corte Inglès, Galeries Lafayette and Printemps to small upscale multi-brand boutiques. Because our European wholesale business is more fragmented, we generally rely on a large number of smaller regional distributors and agents to distribute our products. Through our foreign subsidiaries and our network of international distributors, our products are also available in major cities throughout Canada, Africa, Asia, Australia, the Middle East and Central and South America.
Licensee stores and concessions.    As of January 31, 2015, our international licensees and distributors operated 831 stores located outside the U.S. and Canada, plus 261 smaller-sized licensee operated concessions located in Asia. This licensed retail store and concession approach allows us to expand our international operations with a lower level of capital investment while still closely monitoring store designs and merchandise programs in order to protect the reputation of the GUESS? brand.
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
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: North American Retail, Europe, Asia, North American Wholesale and Licensing. The Company’s operating segments are the same as its reportable segments. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The North American Retail segment includes the Company’s retail and e-commerce operations in North America and its retail operations in Central and South America. The Europe segment includes the Company’s wholesale, retail and e-commerce operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale, retail and e-commerce operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and Central and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal.
The following table presents our net revenue and earnings (loss) from operations by segment for the last three fiscal years (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	Jan 31, 2015		Feb 1, 2014		Feb 2, 2013
Net revenue:
North American Retail	$1,032,601	42.7%	$1,075,475	41.9%	$1,116,836	42.1%
Europe	825,136	34.1	903,791	35.1	939,599	35.3
Asia	281,090	11.6	292,714	11.4	290,655	10.9
North American Wholesale	167,707	7.0	179,600	7.0	194,373	7.3
Net revenue from product sales	2,306,534	95.4	2,451,580	95.4	2,541,463	95.6
Licensing	111,139	4.6	118,206	4.6	117,142	4.4
Total net revenue	$2,417,673	100.0%	$2,569,786	100.0%	$2,658,605	100.0%
Earnings (loss) from operations:
North American Retail	$(13,734)	(10.9%)	$39,540	17.8%	$78,285	28.5%
Europe	66,231	52.6	97,231	43.7	103,975	37.9
Asia	8,013	6.4	25,592	11.5	26,525	9.6
North American Wholesale	34,173	27.1	38,771	17.4	45,008	16.4
Licensing	101,288	80.4	107,805	48.4	101,182	36.9
Corporate Overhead	(70,059)	(55.6)	(73,910)	(33.2)	(80,450)	(29.3)
Restructuring Charges	—	—	(12,442)	(5.6)	—	—
Total earnings from operations	$125,912	100.0%	$222,587	100.0%	$274,525	100.0%
Additional segment information, together with certain geographical information, is included in Note 17 to the Consolidated Financial Statements contained herein.
North American Retail Segment
In our North American Retail segment, we sell our products through a network of directly operated retail and factory outlet stores in North America and through our online stores. In fiscal 2015, our North American Retail segment accounted for approximately 42.7% of our revenue and negative 10.9% of our earnings from operations. Our North American Retail stores build brand awareness and contribute to market penetration and the growth of our brand, which also drives e-commerce and licensee sales. This segment benefits from the strength of our brand, the quality of our product assortment, the development of a motivated team of sales professionals to service our customers and provide a favorable shopping experience, quality real estate in high-traffic shopping centers and a diversified mix of store concepts.
Below is a summary of store statistics for the U.S. and Canada, followed by details regarding each of our store concepts. In addition to the stores listed below, as of January 31, 2015, we also directly operated 38 GUESS? branded stores in Mexico and four GUESS? branded stores in Brazil through our majority-owned joint ventures.

	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
GUESS? Retail Stores:
U.S.	116	121	128
Canada	56	55	56
	172	176	184
GUESS? Factory Outlet Stores:
U.S.	118	113	113
Canada	25	21	19
	143	134	132
G by GUESS Stores:
U.S.	72	82	85
	72	82	85
GUESS? Accessories Stores:
U.S.	32	34	41
Canada	16	18	18
	48	52	59
MARCIANO Stores:
U.S.	26	29	31
Canada	20	21	21
	46	50	52
Total	481	494	512
Square footage at fiscal year end	2,301,000	2,329,000	2,371,000
GUESS? Retail Stores.     Our full-price U.S. and Canada GUESS? retail stores carry a full assortment of men’s and women’s GUESS? merchandise (and women’s MARCIANO merchandise in select locations), including most of our licensed product categories. As of January 31, 2015, these stores occupied approximately 865,000 square feet and ranged in size from approximately 1,500 to 13,000 square feet, with most stores between 4,000 and 5,500 square feet. In fiscal 2015, we opened two new retail stores and we closed six stores.
GUESS? Factory Outlet Stores.     Our U.S. and Canada factory outlet stores are located primarily in outlet malls generally operating outside the shopping radius of our wholesale customers and our full-price retail stores. These stores sell selected styles of men’s and women’s GUESS? apparel and accessories at lower price points in addition to certain G by GUESS merchandise in select locations. As of January 31, 2015, our U.S. and Canada factory outlet stores occupied approximately 840,000 square feet and ranged in size from approximately 2,000 to 11,000 square feet, with most stores between 4,500 and 7,000 square feet. In fiscal 2015, we opened 12 new factory stores and we closed three stores.
G by GUESS Stores.     Our G by GUESS store concept targets a market demographic that shops price points below our GUESS? retail stores and carries apparel for both men and women and a full line of accessories and footwear. G by GUESS stores have a fresh feel, directed toward a full customer experience, with fashion-forward merchandise. As of January 31, 2015, our G by GUESS stores occupied approximately 363,000 square feet and ranged in size from approximately 4,000 to 10,000 square feet, with most stores between 4,500 and 5,000 square feet. In fiscal 2015, we closed ten G by GUESS stores.

GUESS? Accessories Stores.     Our GUESS? Accessories store concept sells GUESS? and MARCIANO labeled accessory products. This concept enables us to utilize a smaller store floor space, dedicated to our full range of accessory products, that can co-exist in the same malls as our other concepts. As of January 31, 2015, our GUESS? Accessories concept stores occupied approximately 101,000 square feet and ranged in size from approximately 1,000 to 4,000 square feet, with most stores between 2,000 and 2,500 square feet. In fiscal 2015, we closed four GUESS? Accessories stores.
MARCIANO Stores.     Our MARCIANO stores in the U.S. and Canada offer a fashion-forward women’s collection designed for the stylish, trend-setting woman. These stores have higher price points than our traditional GUESS? stores and appeal to a slightly older, more sophisticated customer. As of January 31, 2015, our MARCIANO stores occupied approximately 132,000 square feet and ranged in size from approximately 2,000 to 6,500 square feet, with most stores between 2,500 and 3,000 square feet. In fiscal 2015, we opened one new MARCIANO store and we closed five stores.
e-Commerce.     Our North American Retail segment also includes our U.S. and Canadian retail websites, including www.guess.com, www.gbyguess.com, www.guessbymarciano.com, www.marciano.com, www.guessfactory.com, www.guesskids.com, www.guess.ca, www.guessbymarciano.ca and www.guessfactory.ca. These websites operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands. They also provide fashion information and a mechanism for customer feedback while promoting customer loyalty and enhancing our brand identity through interactive content online and through smartphone applications. All websites and mobile sites are integrated with our CRM system and loyalty programs. In addition, U.S. e-commerce orders may be fulfilled from our distribution centers, our retail stores, or both.
Europe Segment
In our Europe segment, we sell our products in 93 countries through wholesale, retail and e-commerce channels, primarily throughout Europe and the Middle East. In fiscal 2015, our Europe segment accounted for approximately 34.1% of our revenues and 52.6% of our earnings from operations.
European Wholesale Distribution.     Our European wholesale business generally relies on a large number of smaller regional distributors and agents to distribute our products primarily to smaller independent multi-brand boutiques. Our products are also sold directly to large, well known department stores like El Corte Inglès, Galeries Lafayette and Printemps. Overall, we have thousands of customers with no single customer representing more than 1% of our consolidated net revenue. The type of customer varies from region to region depending on both the prominence of the GUESS? brand in each region and the dominance of a particular type of retail channel in each region. In countries where the brand is well known, we operate through showrooms where agents and distributors can view our line and place orders. We currently have showrooms in key cities such as Barcelona, Dusseldorf, Florence, London, Lugano, Munich and Paris. In countries where the brand is less prominent, we may use one large distributor for the entire region. Revenues from sales to our licensee operated stores (see European Retail Network below) are recognized as wholesale sales within our European wholesale operations. We sell both our apparel and certain accessories products under our GUESS? and MARCIANO brand concepts through our wholesale channel, operating primarily through two seasons, Spring/Summer and Fall/Winter. Generally our Spring/Summer sales campaign is from April to September with the related shipments occurring primarily from November to April. The Fall/Winter sales campaign is from November to April with the related shipments occurring primarily from May to October. The Company’s goal is to take advantage of early-season demand and potential reorders by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs.
European Retail Network.     Our European retail network is comprised of a mix of directly operated and licensee operated GUESS? and MARCIANO retail and outlet stores, GUESS? Kids stores, GUESS? Accessories stores, GUESS? Footwear stores and Gc stores. As of January 31, 2015, we had 265 directly operated stores and 331 licensee stores, excluding seven smaller-sized concessions in Europe. During fiscal 2015, we opened 18 new directly operated stores and 22 licensee stores and closed 21 directly operated stores and 50 licensee stores. In addition, we acquired five stores from certain of our European licensees during fiscal 2015. Our store locations vary country by country depending on the type of locations available. Our typical

GUESS? Accessories stores average approximately 800 square feet, MARCIANO stores average approximately 1,300 square feet and full-price GUESS? stores generally average 2,100 square feet. Certain of our European stores require initial investments in the form of key money to secure prime store locations. These amounts are paid to landlords or existing lessees in certain circumstances.
Asia Segment
In our Asia segment, we sell our products through wholesale, retail and e-commerce channels throughout Asia. In fiscal 2015, our Asia segment accounted for approximately 11.6% of our revenue and 6.4% of our earnings from operations. Our growth in Asia has been fueled by our businesses in South Korea, where we began operating directly in 2007. Our Asia retail business includes both licensee and directly operated stores, including GUESS?, G by GUESS, MARCIANO, GUESS? Kids, GUESS? Accessories, Gc and GUESS? Underwear stores. In South Korea, we are phasing out our G by GUESS concept to concentrate on improving the performance of our GUESS? brand. For the year ended January 31, 2015, we and our partners opened 52 new stores and closed 55 stores in Asia, ending the year with 496 stores, 49 of which we operated directly and 447 of which were operated by licensees or distributors. This store count does not include 498 smaller-sized jean and accessory concessions. Concessions are widely used in Asia and generally represent directly managed shop-in-shops within a department store setting. Our Asia wholesale customer base is comprised primarily of a small number of selected distributors with which we have contractual distribution arrangements. We and our partners have flagship stores in key cities such as Beijing, Seoul and Shanghai, and we have partnered with licensees to develop our business in the second-tier and third-tier cities in this region. We also continue to invest in our direct operations in Japan where we had three stores and one concession as of January 31, 2015.
North American Wholesale Segment
In our North American Wholesale segment, we sell our products through wholesale channels in North America and to third party distributors based in Central and South America. We are also in the process of developing our wholesale channel in Brazil through a majority-owned joint venture which was established during fiscal 2014. Our North American Wholesale business generally experiences stronger performance from July through November. In fiscal 2015, our North American Wholesale segment accounted for approximately 7.0% of our revenue and 27.1% of our earnings from operations. Our North American Wholesale customers consist primarily of better department stores, select specialty retailers and upscale boutiques. As of January 31, 2015, our products were sold to consumers through 926 major doors in the U.S. and Canada as well as through our customer’s e-commerce sites. This compares to 969 major doors at February 1, 2014. These locations include 592 shop-in-shops, an exclusive selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops, managed by the department stores, allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women’s or men’s apparel.
Our North American Wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics. We have sales representatives in New York, Los Angeles, Toronto, Montreal, Mexico City and Vancouver who coordinate with customers to determine the inventory level and product mix that should be carried in each store. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. During fiscal 2015, our two largest wholesale customers accounted for approximately 3.6% of our consolidated net revenue.
Licensing Segment
Our Licensing segment includes the worldwide licensing operations of the Company. In fiscal 2015, our licensing segment royalties accounted for approximately 4.6% of our revenue and 80.4% of our earnings from operations.
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

Our trademark license agreements customarily provide for a multi-year initial term ranging from three to ten years, with a possible option to renew prior to expiration for an additional multi-year period. The typical license agreement requires that the licensee pay us the greater of a royalty based on a percentage of the licensee’s net sales of licensed products or a guaranteed annual minimum royalty that typically increases over the term of the license agreement. In addition, several of our key license agreements provide for specified, fixed cash rights payments over and above our normal, ongoing royalty payments. Generally, licensees are required to spend a percentage of the net sales of licensed products for advertising and promotion of the licensed products and in many cases we place the ads on behalf of the licensee and are reimbursed. In addition, to protect and increase the value of our trademarks, our license agreements include strict quality control and manufacturing standards. Our licensing personnel in the U.S., Europe and Asia meet regularly with licensees to ensure consistency with our overall merchandising and design strategies in order to protect the GUESS? trademarks and brand. As part of this process, our licensing department reviews in advance GUESS? third party licensed products, advertising and promotional materials.
We regularly examine opportunities to broaden our licensee portfolio by developing new license arrangements that can expand our brand penetration and complement the GUESS? image. We also strategically reposition our existing licensing portfolio by monitoring and evaluating the performance of our licensees worldwide. Even where we have elected to continue with existing licensees, we have been able to successfully renegotiate and extend license agreements on terms that were significantly improved over our prior arrangements. We believe these were important steps in expanding our presence both domestically and globally.
Acquisitions and Alliances
We evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives and/or will take advantage of economies of scale. For instance, between 2005 and 2013, we acquired several of our European apparel licensees. As a result, we now directly manage our adult and children’s apparel businesses in Europe.
In addition to the above acquisitions, in fiscal 2014, we entered into a majority-owned joint venture which now oversees the development of our retail and wholesale channels in Brazil. We currently operate four free-standing GUESS? stores through this joint venture and are represented in 682 specialty points of sale throughout Brazil.
During fiscal 2013, we entered into a majority-owned joint venture in Portugal with a licensee partner to further expand in this region. In fiscal 2010, we entered into majority-owned joint ventures in France and the Canary Islands with licensee partners to open new free standing retail stores in these regions. We currently operate 13 stores in Portugal, 11 stores in France and ten stores in the Canary Islands through these joint ventures.
In 2006, we entered into a majority-owned joint venture in Mexico to oversee the revitalization and expansion of the GUESS?, GUESS? Kids and G by GUESS brands in this region. The joint venture currently distributes primarily through five major department store chains, Liverpool, El Palacio de Hierro, Gran Chapur, Cimaco and Sears, with 495 major door locations and 38 free-standing GUESS? stores.
During fiscal 2015, fiscal 2014 and fiscal 2013, we acquired five stores, ten stores and 26 stores from certain of our European licensees, respectively.
Design
GUESS?, G by GUESS and MARCIANO apparel products are designed by their own separate in-house design teams located in Los Angeles, California, Florence, Italy and Seoul, South Korea. The U.S. and Italy teams work closely to share ideas for products that can be sold throughout our global markets and are inspired by our GUESS? heritage. Our design teams seek to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image. They travel throughout the world in order to monitor fashion trends and discover new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. We also maintain a fashion library consisting of vintage and contemporary garments as another source of creative concepts. In addition, our design teams work closely with members of our sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.

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
We deploy a variety of media with an emphasis on print advertising focused on national and international contemporary fashion/beauty, lifestyle and celebrity publications. In recent years, we have also expanded our media efforts into digital advertising platforms including leading fashion and beauty websites, Facebook, Twitter and global search engines. Our smartphone application provides a unique mobile media experience by combining fashion, e-commerce, personalized product recommendations, targeted promotions and social loyalty rewards to drive mobile brand engagement.
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
As part of these initiatives, we currently have loyalty programs in North America with over eight million members covering four of our brands. These programs reward our members who earn points for purchases that can be redeemed on future purchases. We also use these programs to promote new products to our customers which in turn increases traffic in the stores and online. We believe that the loyalty programs generate substantial repeat business that might otherwise go to competing brands. We continue to enhance our loyalty program offerings and strategically market to this large and growing customer base.
Global Sourcing and Supply Chain
We source products through numerous suppliers, many of whom have established long-term relationships with us. We seek to achieve efficient and timely delivery of our products, combining global and local sourcing. Almost all of our products are acquired as package purchases where we design and source product and the vendor delivers the finished product.
In fiscal 2015, we continued to execute our strategy of deploying a global sourcing and product development plan to support worldwide growth in our e-commerce, retail and wholesale channels. Key activities in global sourcing included our continued efforts to streamline our vendor base and achieve geographic balance. We believe that our balanced global supply chain, with deep vendor partnerships, provides us with a competitive advantage where we have the flexibility to respond to increased demand throughout the world. Our sourcing strategy provides us with the opportunity to leverage costs and improve speed to market.
As an ongoing strategic initiative, we leave a larger portion of our buys open prior to each season to improve the efficiency of our speed to market by allowing us to design and produce closer to market delivery. This allows us to better react to emerging fashion trends in the market. Additionally, offering an assortment of global core products continues to be an area of focus. As a global brand, we maintain skilled sourcing teams in North America, Europe and Asia.

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
Logistics
We utilize distribution centers at strategically located sites. The Company’s primary U.S. distribution center is based in Louisville, Kentucky. At this 506,000 square-foot facility, we use fully integrated and automated distribution systems. The bar code scanning of merchandise and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to the distribution information systems. Distribution of our products in Canada is handled primarily from a Company operated distribution center in Montreal, Quebec. Distribution of our products in Europe is handled primarily through a third party distribution center in Piacenza, Italy. Additionally, we utilize several third party operated distribution warehouses in Hong Kong, South Korea and China that service the Asia region.
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
Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in and update computer hardware, system applications and networks. Our computer information systems consist of a full range of financial, distribution, merchandising, point-of-sales, customer relationship management, supply chain and other systems. During fiscal 2015, we continued to enhance our financial and operational systems globally to align with our global IT standards, accommodate future growth and provide operating efficiencies. Key initiatives included the further development of mobile-based initiatives to support both our wholesale and retail businesses (including the launch of our new mobile based store clienteling application), various multi-channel initiatives (including the ability to ship online orders through stores in the U.S. and Canada) and continued enhancements of our product lifecycle management system to facilitate vendor collaboration and increase the efficiency of the supply chain. In Europe and Asia, we implemented Peoplesoft to better manage our global human resources and provide greater efficiencies.
Trademarks
We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and Gc. As of January 31, 2015, we had approximately 4,000 U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in approximately 184 countries around the world, including the U.S. From time-to-time, we adopt new trademarks in connection with the marketing of our product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.
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
U.S. and Canada Backlog.    Our U.S. and Canadian wholesale backlog as of March 23, 2015, consisting primarily of orders for fashion apparel, was $59.2 million, compared to $68.4 million in constant currency at March 24, 2014, a decrease of 13.5%.
Europe Backlog.    As of March 23, 2015, the European wholesale backlog was €199.4 million, compared to €213.9 million at March 23, 2014, a decrease of 6.8%. The backlog as of March 23, 2015 is comprised of sales orders for the Spring/Summer 2015 and Fall/Winter 2015 seasons.
Employees
As of February 2015, we had approximately 13,700 associates, both full and part-time, consisting of approximately 8,000 in the U.S. and 5,700 in foreign countries. The number of our employees fluctuates during the year based on seasonal needs. In some international markets, local laws provide for employee representation by organizations similar to unions and some of our international employees are covered by trade-sponsored or governmental bargaining arrangements. We consider our relationship with our associates to be good.
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

Website Access to Our Periodic SEC Reports
Our investor website can be found at http://investors.guess.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act, are available at our investor website, free of charge, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, the charters of our Board of Directors’ Audit, Compensation and Nominating and Governance Committees, as well as the Board of Directors’ Governance Guidelines and our Code of Ethics are posted on our investor website. We may from time-to-time provide important disclosures to our investors, including amendments or waivers to our Code of Ethics, by posting them on our investor website, as permitted by SEC rules. Printed copies of these documents may also be obtained by writing or telephoning us at: Guess?, Inc., 1444 South Alameda Street, Los Angeles, California 90021, Attention: Investor Relations, (213) 765-5578.
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
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during periods of economic uncertainty and recession, but may also decline at other times. Economic and market conditions have continued to be volatile and uncertain in many markets around the world and consumer behavior remains cautious. In North America, highly promotional conditions among retailers and softer mall traffic may persist for some time. In Europe, government austerity programs and bank credit issues have impacted the capital markets of numerous European countries, resulting in reduced consumer confidence and lower discretionary spending in those countries. These circumstances have had, and could in the future have, a negative impact on our business. While the economic environment in Southern Europe has shown signs of improvement, the recovery is still vulnerable. In addition, the geopolitical tension in Russia and Ukraine has impacted economic sentiment and could continue to negatively impact our business. We are also seeing evidence of a more cautious consumer in China and South Korea due to the macro-economic conditions in these countries. If the global economy or significant regional economies continue to be weak or deteriorate further, there will likely be a negative impact on our revenues, operating margins and earnings.
In addition to the factors contributing to the current economic environment, there are a number of other factors that could contribute to reduced levels of consumer spending, such as increases in interest rates, inflation, unemployment, consumer debt levels, inclement weather, taxation rates, net worth reductions based on market declines or uncertainty, energy prices and austerity measures. Similarly, natural disasters, labor unrest, actual or potential terrorist acts and other conflicts can also create significant instability and uncertainty in the world, causing consumers to defer purchases or preventing our suppliers and service providers from providing required services or materials to us. These or other factors could materially and adversely affect our operating results.
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
A number of European countries experienced sovereign debt issues over the last several years that negatively impacted the capital markets in Europe and caused the value of the euro to deteriorate. These conditions resulted in reduced consumer confidence and spending in many countries in Europe, particularly Southern Europe. A significant portion of our revenues and earnings are derived from our business in Europe, including Southern Europe, where Italy is our largest market and countries like France and Spain are also important to our business. In addition, most of our European revenues and assets, including cash reserves and receivables, are denominated in euros and inventory purchases are generally made in U.S. dollars. These issues may continue to negatively impact our European business, as well as the businesses of our European customers, suppliers and partners.

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
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar, Korean won and Mexican peso), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. These amounts could be materially affected by the strengthening of the U.S. dollar, negatively impacting our results of operations, earnings and our ability to generate revenue growth. Furthermore, our products are typically sourced in U.S. dollars. As a result, the cost of these products may be affected by changes in the value of the applicable local currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Our future financial results could be significantly affected by not only the value of the U.S. dollar in relation to the foreign currencies in which we conduct business, but also the speed in which these fluctuations occur. For instance, so far during the first quarter of fiscal 2016, the euro and Canadian dollar continue to be volatile against the U.S. dollar and the exchange rates have fallen significantly below the prior-year exchange rates. If the U.S. dollar remains strong relative to the fiscal 2015 foreign exchange rates, we expect that foreign exchange will have a significant negative impact on our fiscal 2016 revenues and operating results as well as our international cash and other balance sheet items, particularly in Europe and Canada.
Although we hedge certain exposures to changes in foreign currency exchange rates, we cannot assure that foreign currency fluctuations will not have a material adverse effect on our financial condition or results of operations. Furthermore, since some of our hedging activities are designed to reduce volatility of fluctuating exchange rates, they not only reduce the negative impact of a stronger U.S. dollar, but they also reduce the positive impact of a weaker U.S. dollar. In addition, while our foreign currency hedges are designed to reduce volatility over the forward contract period, these contracts can create volatility during the period. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.
Fluctuations in the price or availability of quality raw materials and commodities could increase costs and negatively impact profitability.
The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for fabrics, currency fluctuations, crop yields, weather patterns, supply conditions, government regulations, labor conditions, energy costs, transportation or freight costs, economic climate, market speculation and other unpredictable factors. Negative trends in any of these conditions in the future could increase costs and negatively impact profitability.
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
We are subject to routine tax audits on various tax matters around the world in the ordinary course of business (including income tax, customs duties and Value Added Tax (“VAT”) matters). We regularly assess the adequacy of our uncertain tax positions and other reserves, which requires a significant amount of judgment. Although we accrue for uncertain tax positions and other reserves, the results of regulatory audits and negotiations with taxing and customs authorities may be in excess of our accruals, resulting in the payment of additional taxes, duties, penalties and interest. See Note 11 to the Consolidated Financial Statements for further discussion of our tax matters, including reserves for uncertain tax positions.
From time-to-time, we make VAT and other tax-related refund claims with various foreign tax authorities that are audited by those authorities for compliance. Failure by these foreign governments to approve or ultimately pay these claims could have a material adverse effect on our results of operations and liquidity.
We are subject to periodic litigation and other regulatory proceedings, which could result in unexpected obligations, as well as the diversion of time and resources.
We are involved from time-to-time in various U.S. and foreign lawsuits and regulatory proceedings relating to our business, including purported class action lawsuits and intellectual property claims. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. Should management’s evaluation of any such claims or proceedings prove incorrect, our exposure could materially exceed expectations, adversely impacting our business, financial condition and results of operations. In addition, any significant litigation or regulatory matters, regardless of the merits, could divert management’s attention from our operations and result in substantial legal fees. See also “Item 3. Legal Proceedings” for further discussion of our legal matters.
We could find that we are carrying excess inventories if we fail to shorten lead-times or, anticipate consumer demand, if our international vendors do not supply quality products on a timely basis, if our merchandising strategies fail or if we do not open new and remodel existing stores on schedule.
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
In fiscal 2015, our two largest wholesale customers accounted for approximately 3.6% of our consolidated net revenue. No other single customer or group of related customers in any of our segments accounted for more than 1.0% of our consolidated net revenue in fiscal 2015. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our and our licensees’ products. Also, as we expand the number of our retail stores, we run the risk that our wholesale customers will perceive that we are increasingly competing directly with them, which may lead them to reduce or terminate purchases of our products. In addition, in recent years there has been a significant increase in the number of designer brands seeking placement in department stores, which makes any one brand potentially less attractive to department stores. If any one of our major wholesale customers decides to decrease purchases from us, to stop carrying GUESS? products or to carry our products only on terms less favorable to us, our sales and profitability could significantly decrease. Similarly, some retailers have recently experienced significant financial difficulties, which in some cases have resulted in bankruptcy, liquidation and store closures. Financial difficulties of one of our major customers could result in reduced business and higher credit risk with respect to that customer. Any of these circumstances could ultimately have a material adverse effect on our results of operations and financial condition.
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
We license to others the rights to produce and market certain products that are sold with our trademarks. While we retain significant control over our licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial control over their businesses. If the quality, focus, image or distribution of our licensed products diminish, consumer acceptance of and demand for the GUESS? brands and products could decline. This could materially and adversely affect our business and results of operations. In fiscal 2015, approximately 79% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Although we believe that in most circumstances we could replace existing licensees if necessary, our inability to do so effectively or for any period of time could adversely affect our revenues and results of operations.
We depend on our intellectual property, and our methods of protecting it may not be adequate.
Our success and competitive position depend significantly upon our trademarks and other proprietary rights. We take steps to establish and protect our trademarks worldwide. Despite any precautions we may take to protect our intellectual property, policing unauthorized use of our intellectual property is difficult, expensive and time consuming, and we may be unable to adequately protect our intellectual property or to determine the extent of any unauthorized use, particularly in those foreign countries where the laws do not protect proprietary rights as fully as in the U.S. We also place significant value on our trade dress and the overall appearance and image of our products. However, we cannot assure you that we can prevent imitation of our products by others or prevent others from seeking to block sales of GUESS? products for purported violations of their trademarks and proprietary rights. We also cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of GUESS?, that our proprietary rights would be upheld if challenged or that we would, in that event, not be prevented from using our trademarks, any of which could have a material adverse effect on our financial condition and results of operations. Further, we could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property by others. Even if we are successful in such actions, the costs we incur could have a material adverse effect on us.
If we fail to successfully execute growth initiatives, including acquisitions and alliances, our business and results of operations could be harmed.
We regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. Our historical acquisitions include our former European jeanswear licensee in 2005, our former European licensee of children’s apparel in 2008 and our European licensee of MARCIANO apparel in 2012. In addition, we have entered into joint venture relationships with partners in Brazil, the Canary Islands, France, Mexico and Portugal and have been directly operating our South Korea and China businesses since 2007, our international jewelry business since 2010 and our Japan business starting in 2013.
These efforts place increased demands on our managerial, operational and administrative resources that could prevent or delay the successful opening of new stores and the identification of suitable licensee partners, adversely impact the performance of our existing stores and adversely impact our overall results of operations. In addition, acquired businesses and additional store openings may not provide us with increased business opportunities, or result in the growth that we anticipate, particularly during economic downturns. Furthermore, integrating acquired operations is a complex, time-consuming and expensive process. Failing to acquire and successfully integrate complementary businesses, or failing to achieve the business synergies or other anticipated benefits of acquisitions, could materially adversely affect our business and results of operations.
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
During fiscal 2014 and 2015, we implemented certain measures aimed at improving our profitability and maintaining flexibility in our capital resources, including the introduction of a cost reduction initiative. These measures included workforce reductions and other cost and spending reductions, including year-over-year reductions in planned capital expenditures. We have forecasted cost savings from these initiatives based on a number of assumptions and expectations which, if achieved, would improve our profitability and cash flows from operating activities. However, there can be no assurance the expected results will be achieved. In addition, these and any future spend reductions, if any, may negatively impact our other initiatives or our efforts to grow our business, which may negatively impact our future results of operations and increase the burden on existing management, systems and resources.
Our business is global in scope and can be impacted by factors beyond our control.
During fiscal 2015, we sourced most of our finished products with partners and suppliers outside the U.S. and we continued to design and purchase fabrics globally. In addition, over time we have increased our sales of product outside of the U.S. In fiscal 2015, approximately half of our consolidated net revenue was generated by sales from outside of the U.S. and Canada. We anticipate that these international revenues will continue to grow as a percentage of our total business over time. Further, as a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region.
As a result of our large and growing international operations, we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors which are beyond our control. Such factors that could harm our results of operations and financial condition include, among other things:

•	political instability or acts of terrorism, which disrupt trade with the countries where we operate or in which our contractors, suppliers or customers are located;

•	recessions in foreign economies;

•	inflationary pressures and volatility in foreign economies;

•	reduced global demand resulting in the closing of manufacturing facilities;

•	challenges in managing broadly dispersed foreign operations;

•	local business practices that do not conform to legal or ethical guidelines;

•	adoption of additional or revised quotas, restrictions or regulations relating to imports or exports;

•	additional or increased customs duties, tariffs, taxes and other charges on imports or exports;

•	delays in receipts due to our distribution centers as a result of labor unrest, increasing security requirements or other factors at U.S. or other ports;

•	significant fluctuations in the value of the dollar against foreign currencies;

•	increased difficulty in protecting our intellectual property rights in foreign jurisdictions;

•
social, labor, legal or economic instability in the foreign markets in which we do business, which could influence our ability to sell our products in, or distribute our products from, these international markets;

•	restrictions on the transfer of funds between the U.S. and foreign jurisdictions;

•	our ability and the ability of our international licensees and distributors to locate and continue to open desirable new retail locations; and

•	natural disasters in areas in which our contractors, suppliers, or customers are located.
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
In addition to the above factors, the U.S. and the countries in which our products are produced or sold may also, from time-to-time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels. If we are unable to obtain our raw materials and finished apparel from the countries where we wish to purchase them, either because of capacity constraints or visa availability under the required quota category or for any other reason, or if the cost of doing so should increase, it could have a material adverse effect on our results of operations and financial condition.
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
We require our licensing partners and suppliers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines, code of conduct and monitoring programs promote ethical business practices and compliance with laws, we do not control our licensees or suppliers or their labor, environmental, safety or other business practices. The violation of labor, environmental, safety or other laws by any of our licensees or suppliers, or divergence of a licensee’s or supplier’s business practices or social responsibility standards from ours or from those generally accepted as ethical in the U.S., could interrupt or otherwise disrupt the shipment of our products, harm the value of our trademarks, damage our reputation or expose us to potential liability for their wrongdoings.
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
Our reliance on third parties to deliver merchandise to our distribution facilities and to our stores and wholesale customers could lead to disruptions to our business.
The efficient operation of our global retail and wholesale businesses depends on the timely receipt of merchandise to and from our regional distribution centers. We receive merchandise at our distribution facilities and deliver merchandise to our stores and wholesale customers using independent third parties. The independent third parties and other entities which they rely on have employees which may be represented by labor unions. Disruptions in the delivery of merchandise or work stoppages by employees or contractors of any of these or other third parties could delay the timely receipt of merchandise. There can be no assurance that such stoppages or disruptions will not occur in the future. Any failure by a third party to respond adequately to our distribution needs could disrupt our operations and negatively impact our financial condition or results of operations.
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
Maurice Marciano, our non-executive Chairman of the Board, and Paul Marciano, our Chief Executive Officer, collectively beneficially own approximately 28% of our outstanding shares of common stock. The sale or prospect of the sale of a substantial number of these shares could have an adverse impact on the market price of our common stock. Moreover, these individuals may have different interests than our other stockholders and, accordingly, they may direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as these individuals own a significant percentage of our common stock, they may effectively be able to:

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
Our quarterly results of operations for each of our business segments have fluctuated in the past and can be expected to fluctuate in the future. Further, if our retail store expansion plans fail to meet our expected results, our overhead and other related expansion costs would increase without an offsetting increase in sales and net revenue. This could have a material adverse effect on our results of operations and financial condition.
Our net revenue and operating results have historically been lower in the first half of our fiscal year due to general seasonal trends in the apparel and retail industries. Our comparable store sales, quarterly results of operations and other income are also affected by a variety of other factors, including:

•	shifts in consumer tastes and fashion trends;

•	the timing of new store openings and the relative proportion of new stores to mature stores;

•	calendar shifts of holiday or seasonal periods;

•	the timing of seasonal wholesale shipments;

•	the effectiveness of our inventory management;

•	changes in our merchandise mix;

•	changes in our mix of revenues by segment;

•	the timing of promotional events;

•	actions by competitors;

•	weather conditions;

•	changes in the business environment;

•	inflationary changes in prices and costs;

•	changes in currency exchange rates;

•	population trends;

•	changes in patterns of commerce such as the expansion of e-commerce;

•	the level of pre-operating expenses associated with new stores;

•	impairment of stores and goodwill; and

•	volatility in securities’ markets which could impact the value of our investments in non-operating assets.
An unfavorable change in any of the above factors could have a material adverse effect on our results of operations and our stock price.

ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2.    Properties.
Certain information concerning our principal facilities, all of which were leased as of January 31, 2015, is set forth below:

Location	Use	Approximate Area in Square Feet

Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, warehouse facilities, and sourcing used by our North American Wholesale, North American Retail and Corporate and Licensing support groups	355,000
Louisville, Kentucky	Distribution and warehousing facility used by our North American Wholesale and North American Retail segments	506,000
New York, New York	Administrative and sales offices, public relations, and showrooms used by our North American Wholesale segment	13,400
Montreal/Toronto/Vancouver, Canada	Administrative offices, showrooms and warehouse facilities used by our North American Wholesale and North American Retail segments	111,700
Paris, France	Administrative office and showroom used by our Europe segment	3,700
Dusseldorf/Hamburg/Munich, Germany	Administrative office and showrooms used by our Europe segment	25,000
Crevalcore/Florence/Milan, Italy	Administrative offices, showrooms and warehouse facilities used by our Europe segment	168,700
Warsaw, Poland	Administrative office and showrooms used by our Europe segment	12,400
Lisbon, Portugal	Showroom used by our Europe segment	6,000
Lugano, Switzerland	Administrative, sales and marketing offices, and showrooms used by our Europe segment	103,600
Barcelona, Spain	Administrative offices and showrooms used by our Europe segment	11,300
London, U.K.	Administrative office and showroom used by our Europe segment	7,800
Shanghai/Beijing, China	Administrative offices, showrooms and warehouse facility used by our Asia segment	33,200
Kowloon, Hong Kong	Administrative and sales offices, showrooms and licensing coordination facilities used primarily by our Asia segment	18,500
Seoul, South Korea	Administrative and sales offices and showrooms used by our Asia segment	45,100
Tokyo, Japan	Administrative offices and showroom used by our Asia segment	6,600
Our corporate, wholesale and retail headquarters and certain warehouse facilities are located in Los Angeles, California, consisting of four buildings totaling approximately 355,000 square feet. These facilities are leased by us from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the “Principal Stockholders”), Armand Marciano, their brother and former executive of the Company, and their families pursuant to a lease that expires in July 2020. The total lease payments to these limited partnerships are approximately $0.3 million per month with aggregate minimum lease commitments to these partnerships as of January 31, 2015 totaling approximately $20.8 million.

In addition, the Company, through a wholly-owned Canadian subsidiary, leases warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Principal Stockholders. The lease expires in December 2015. The monthly lease payment is $48,000 Canadian (US$37,700) with aggregate minimum lease commitments through the term of the lease totaling approximately $0.5 million Canadian (US$0.4 million) as of January 31, 2015.
The Company, through a French subsidiary, leases a showroom and office space located in Paris, France from an entity that is owned in part by an affiliate of the Principal Stockholders. The lease expires in May 2020. The aggregate minimum lease commitments through the term of the lease totaled approximately €4.0 million (US$4.5 million) as of January 31, 2015.
See Note 13 to the Consolidated Financial Statements for further information regarding related party transactions.
Our primary U.S. distribution center is a fully automated leased facility based in Louisville, Kentucky. In March 2014, the lease was amended to extend the term for an additional ten years, to 2024. The amendment also provides for two extension options for an additional period of five years each.
Distribution of our products in Canada is handled primarily from a leased facility based in Montreal, Quebec. Distribution of our products in Europe is handled primarily through a single third party distribution center in Piacenza, Italy. Additionally, we utilize several third party operated distribution warehouses in Hong Kong, South Korea and China that service the Asia region.
We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through September 2031. These facilities, located mainly in North America but with a growing presence in Europe and Asia, had aggregate real estate minimum lease commitments as of January 31, 2015 totaling approximately $934.5 million, excluding related party commitments. In addition, in 2005 we started leasing a building in Florence, Italy for our Italian operations under a capital lease agreement. The capital lease obligation, including build-outs, amounted to $5.7 million as of January 31, 2015.
The terms of our store and concession leases, excluding renewal options and kick-out clauses, as of January 31, 2015, expire as follows:

	Number of Stores and Concessions
Years Lease Terms Expire	U.S. and Canada	Asia	Europe	Mexico and Brazil
Fiscal 2016-2018	183	285	84	29
Fiscal 2019-2021	156	1	99	12
Fiscal 2022-2024	113	—	57	1
Fiscal 2025-2027	28	—	20	—
Thereafter	1	—	12	—
	481	286	272	42
We believe our existing facilities are well maintained, in good operating condition and are adequate to support our present level of operations. See Note 14 to the Consolidated Financial Statements for further information regarding current lease obligations.
ITEM 3.    Legal Proceedings.
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Intermediate People’s Court of Nanjing, China and the Court of Paris, France. The three-week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. On September 15, 2014, the Court of Appeal of Milan affirmed the majority of the lower Court’s ruling in favor of the Company, but overturned the lower Court’s finding with respect to an unfair competition claim. The matter has now entered into a damages phase based on the ruling. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagrees with the Court’s decision and has appealed the ruling. The judgment in the China matter is stayed pending the appeal, which was heard in May 2014. On January 30, 2015, the Court of Paris ruled in favor of the Company, rejecting all of the plaintiff’s claims and partially cancelling two of the plaintiff’s community trademark registrations and one of the plaintiff’s international trademark registrations. On February 17, 2015, the plaintiff appealed the Court of Paris’ ruling.
On August 25, 2006, Franchez Isaguirre, a former employee of the Company, filed a complaint in the Superior Court of California, County of Los Angeles alleging violations by the Company of California wage and hour laws. The complaint was subsequently amended, adding a second former employee as an additional named party. The plaintiffs purport to represent a class of similarly situated employees in California who allegedly had been injured by not being provided adequate meal and rest breaks. The complaint seeks unspecified compensatory damages, statutory penalties, attorney’s fees and injunctive and declaratory relief. On June 9, 2009, the Court certified the class but immediately stayed the case pending the resolution of a separate California Supreme Court case on the standards of class treatment for meal and rest break claims. Following the Supreme Court ruling, the Superior Court denied the Company’s motions to decertify the class and to narrow the class in January 2013 and June 2013, respectively. The Company subsequently petitioned to have the Court’s decision not to narrow the class definition reviewed. That petition was ultimately denied by the California Supreme Court in April 2014. Trial is currently scheduled for October 26, 2015.
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through June 2012. Such assessments total €9.0 million ($10.1 million), including potential penalties and interest. It is possible that the Company will receive similar or even larger assessments for periods subsequent to June 2012 or other claims or charges related to the matter in the future. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and has therefore filed appeals with the Court of Milan.
Although the Company believes that it has a strong position and will continue to vigorously defend each of these remaining matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations.
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of January 31, 2015 or February 1, 2014 related to any of the Company’s legal proceedings.
ITEM 4.    Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since August 8, 1996, the Company’s common stock has been listed on the New York Stock Exchange under the symbol ‘GES.’ The following table sets forth, for the periods indicated, the high and low sales prices per common share of the Company’s common stock, and the dividends paid with respect thereto:

	Market Price		Dividends Declared and Paid
	High	Low
Fiscal year ended February 1, 2014
First Quarter Ended May 4, 2013	$28.61	$24.71	$0.200
Second Quarter Ended August 3, 2013	34.16	27.64	0.200
Third Quarter Ended November 2, 2013	34.11	27.23	0.200
Fourth Quarter Ended February 1, 2014	34.64	27.70	0.200

Fiscal year ended January 31, 2015
First Quarter Ended May 3, 2014	$30.90	$26.59	$0.225
Second Quarter Ended August 2, 2014	28.45	25.50	0.225
Third Quarter Ended November 1, 2014	26.65	20.31	0.225
Fourth Quarter Ended January 31, 2015	22.88	18.78	0.225
On March 23, 2015, the closing sales price per share of the Company’s common stock, as reported on the New York Stock Exchange Composite Tape, was $19.40. On March 23, 2015 there were 249 holders of record of the Company’s common stock.
Prior to the initiation of a quarterly dividend on February 12, 2007, the Company had not declared any dividends on our common stock since our initial public offering in 1996. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity. In addition, the agreement governing our Credit Facility limits our ability to pay dividends unless, among other factors, immediately after giving effect thereto the aggregate amount of unrestricted cash and cash equivalents held by Guess?, Inc. and its domestic subsidiaries is at least $50 million. On March 19, 2014, the Company announced a 12.5% increase in its quarterly cash dividend for the first quarter of fiscal 2015, to $0.225 per share. On March 18, 2015, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock.

Performance Graph
The Stock Price Performance Graph below compares the cumulative stockholder return of the Company with that of the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index) over the five fiscal year period beginning January 30, 2010. The return on investment is calculated based on an investment of $100 on January 30, 2010, with dividends, if any, reinvested. Past performance is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR TOTAL RETURN
AMONG GUESS?, INC.,
S&P 500 INDEX AND S&P 1500 APPAREL RETAIL INDEX

$300
$250
$200
$150
$100
$50
$0
DOLLARS
1/30/2010
1/29/2011
1/28/2012
2/2/2013
2/1/2014
1/31/2015
Guess?, Inc.
S&P 1500 Apparel Retail Index
S&P 500 Index

Period Ending

Company/Market/Peer Group	1/30/2010	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015
Guess?, Inc.	$100.00	$112.36	$79.97	$80.48	$85.07	$59.19
S&P 1500 Apparel Retail Index	$100.00	$126.49	$156.76	$202.93	$229.41	$275.91
S&P 500 Index	$100.00	$121.26	$127.72	$150.20	$180.70	$206.41

Share Repurchase Program
The Company’s share repurchases during each fiscal month of the fourth quarter of fiscal 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 2, 2014 to November 29, 2014
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	1,377	$21.83	—
November 30, 2014 to January 3, 2015
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	8,868	$21.08	—
January 4, 2015 to January 31, 2015
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	59,312	$20.63	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	69,557	$20.71	—
________________________________________________________________________

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

	Year Ended (1)
	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
	(in thousands, except per share data)
Statements of income data:
Net revenue	$2,417,673	$2,569,786	$2,658,605	$2,688,048	$2,487,294
Earnings from operations	125,912	222,587	274,525	397,235	404,633
Income tax expense	45,824	75,248	99,128	128,691	126,874
Net earnings attributable to Guess?, Inc.	94,570	153,434	178,744	265,500	289,508
Net earnings per common share attributable to common stockholders:
Basic	$1.11	$1.81	$2.06	$2.88	$3.14
Diluted	$1.11	$1.80	$2.05	$2.86	$3.11
Dividends declared per common share	$0.90	$0.80	$2.00	$0.80	$2.68
Weighted average common shares outstanding—basic	84,604	84,271	86,262	91,533	91,410
Weighted average common shares outstanding—diluted	84,837	84,522	86,540	91,948	92,115

	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013	Jan 28, 2012	Jan 29, 2011
Balance sheet data:
Working capital	$809,393	$846,061	$722,259	$841,446	$732,564
Total assets	1,601,405	1,764,431	1,713,506	1,844,475	1,685,804
Borrowings and capital lease, excluding current installments	6,165	7,580	8,314	10,206	12,218
Stockholders’ equity	1,089,446	1,169,986	1,100,868	1,194,265	1,066,194
________________________________________________________________________

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
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: North American Retail, Europe, Asia, North American Wholesale and Licensing. The Company’s operating segments are the same as its reportable segments. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The North American Retail segment includes the Company’s retail and e-commerce operations in North America and its retail operations in Central and South America. The Europe segment includes the Company’s wholesale, retail and e-commerce operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale, retail and e-commerce operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and Central and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 17 to the Consolidated Financial Statements.
Products
We derive our net revenue from the sale of GUESS?, G by GUESS, GUESS Kids and MARCIANO apparel and our licensees’ products through our worldwide network of retail stores, wholesale customers and distributors, as well as our online sites. We also derive royalty revenue from worldwide licensing activities.
Global Economic Conditions
Economic and market conditions have continued to be volatile and uncertain in many markets around the world and consumer behavior remains cautious. In North America, highly promotional conditions among retailers and softer mall traffic may persist for some time. In Europe, government austerity programs and bank credit issues have impacted the capital markets of numerous European countries, resulting in reduced consumer confidence and lower discretionary spending in those countries. These circumstances have had, and could in the future have, a negative impact on our business, particularly in our more mature markets in Southern Europe. When these conditions occur, the impact is greater in our multi-brand wholesale channel, particularly in Italy, where many customers are relatively small and are not well capitalized. While the economic environment in Southern Europe has shown signs of improvement, the recovery is still vulnerable. In addition, the geopolitical tension in Russia and Ukraine has impacted economic sentiment and could continue to negatively impact our business. We are also seeing evidence of a more cautious consumer in China and South Korea due to the macro-economic conditions in these countries.
Foreign Currency Volatility
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar, Korean won and Mexican peso), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts.
In addition, some of our transactions that occur primarily in Europe, Canada, South Korea and Mexico are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when these transactions (such as inventory purchases) are converted to their functional currencies. As a result, fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings, largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. When these foreign exchange rates weaken versus the U.S. dollar at the time U.S. dollar denominated inventory is purchased relative to the purchases of the comparable period, our product margins could be unfavorably impacted if the relative sales prices do not change.
During fiscal 2015, the average U.S. dollar rate was stronger against the euro and the Canadian dollar and weaker against the Korean won compared to the average rate in fiscal 2014. As a result, our product margins in Canada and Europe were negatively impacted by exchange rate fluctuations for the fiscal year ended January 31, 2015 compared to the prior year. There was also an overall negative impact on the translation of our international revenues and earnings from operations during the fiscal year ended January 31, 2015 compared to the prior year.
So far during the first quarter of fiscal 2016, the euro and Canadian dollar continue to be volatile against the U.S. dollar and the exchange rates have fallen significantly below the prior-year exchange rates. If the U.S. dollar remains strong relative to the fiscal 2015 foreign exchange rates, we expect that foreign exchange will have a significant negative impact on our fiscal 2016 revenues and operating results as well as our international cash and other balance sheet items, particularly in Europe and Canada.
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
Strategy
Omni-Channel Strategy. We continue to emphasize our e-commerce channel globally as we execute our omni-channel strategy that allows customers to shop seamlessly in retail stores, online and through mobile devices. We have already deployed certain initiatives in the U.S. including “reserve online, pick-up in stores” and “order from store” as well as mobile optimized commerce sites and smartphone applications. We have also developed our in-store fulfillment capabilities which optimize inventory located in our U.S. retail stores. In the U.S., e-commerce orders may be fulfilled from our distribution centers, or from our retail stores, or both, and retail store sales may be fulfilled from one of our numerous retail store locations or from our distribution centers. We expect to deploy similar omni-channel strategies in certain international markets in the coming year, leveraging our existing technology and experience.
Product Integration. In North America, we are expanding the integration of our MARCIANO product line into our GUESS? stores and expect to almost double the number of stores that will feature MARCIANO products by the end of fiscal 2016. In addition, MARCIANO products are now available for purchase on both the MARCIANO and GUESS? websites in the U.S. and Canada. We expect that this will elevate our product offering both in-store and online by offering our customer a range of selection that enhances the GUESS? brand experience. Our MARCIANO product is already integrated into our GUESS? stores in Europe and Asia. In North America, we have also integrated our G by GUESS products into our GUESS? Factory stores, leveraging support functions and expertise to gain additional synergies.
Store Portfolio Rationalization. We plan to increase the profitability for our brick-and-mortar locations over the long-term by improving the productivity and performance of our existing stores. For North America, in light of the changing retail landscape and the shifting of consumer purchases towards e-commerce, we have conducted an analysis of our existing store portfolio and have identified certain stores which are under-performing (or no longer appropriately positioned) that we plan to exit before the end of fiscal 2016 through a combination of lease expirations and kick-outs. Including these stores, roughly half of our retail store leases in the U.S. and Canada will come up for renewal or kick-out in the next three years, providing us with the flexibility to further optimize our retail footprint as needed in the coming years. We plan to take a similar approach in Europe and Asia as well, although on a smaller scale.
Business Portfolio. We plan to improve overall profitability by evaluating the different businesses in our global portfolio and reducing the size and cost structure of the less profitable ones, while directing capital investments to those with more profit potential. As part of this strategy, we are phasing out our G by GUESS concept in South Korea to concentrate on improving the performance of our GUESS? brand.

Capital Allocation
The Company’s investments in capital for the full fiscal year 2016 are planned between $60 million and $70 million (after deducting estimated lease incentives of approximately $4 million). The planned investments in capital are primarily for store remodeling programs, targeted new store openings, and investments in maintaining and improving our infrastructure, primarily information and operating systems.
Comparable Store Sales
As a result of our omni-channel strategy, our e-commerce business has become strongly intertwined with our brick-and-mortar retail store business. Therefore, we believe that the inclusion of e-commerce sales in our comparable store sales metric provides a more meaningful representation of our retail results. In the first quarter of fiscal 2015, the Company began including the results of our e-commerce sites in our quarterly comparable store sales results for our stores in the U.S. and Canada, where e-commerce operations are more significant. We also continue to separately report the impact of e-commerce sales on our comparable store sales metric.
Sales from our brick-and-mortar retail stores include purchases that are initiated, paid for and fulfilled at our retail stores as well as merchandise that is reserved online but paid for and picked-up at our retail stores. Sales from our e-commerce sites include purchases that are initiated and paid for online and shipped from either our distribution centers or our retail stores as well as purchases that are initiated in a retail store, but due to inventory availability at the retail store, are ordered and paid for online and shipped from our distribution centers or a different retail store.
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
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 38.4% to $94.6 million, or diluted earnings of $1.11 per common share, for fiscal 2015, compared to net earnings attributable to Guess?, Inc. of $153.4 million, or diluted earnings of $1.80 per common share, in fiscal 2014. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring charges for fiscal 2014 of $12.4 million (or $9.0 million after considering the $3.4 million reduction to income tax expense as a result of the charge), or an unfavorable after-tax impact of $0.11 per share. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $162.5 million and adjusted diluted earnings was $1.91 per common share for fiscal 2014. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for fiscal 2015 compared to the prior year are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue decreased 5.9% to $2.42 billion for fiscal 2015, from $2.57 billion in the prior year. In constant currency, net revenue decreased by 4.6%.

•	Gross margin (gross profit as a percentage of total net revenue) decreased 210 basis points to 35.9% for fiscal 2015, compared to 38.0% in the prior year.

•
Selling, general and administrative (“SG&A”) expenses increased 0.1% to $742.0 million for fiscal 2015, compared to $741.1 million in the prior year. SG&A expenses as a percentage of revenue (“SG&A rate”) increased by 180 basis points to 30.7% for fiscal 2015, from 28.9% in the prior year.

•	The Company incurred $12.4 million in restructuring charges during fiscal 2014.

•
Earnings from operations decreased 43.4% to $125.9 million for fiscal 2015, compared to $222.6 million in the prior year. Operating margin decreased by 350 basis points to 5.2% for fiscal 2015, compared to 8.7% in the prior year.

•	Other income, net (including interest income and expense), totaled $17.1 million for fiscal 2015, compared to $10.4 million in the prior year.

•	The effective income tax rate decreased 30 basis points to 32.0% for fiscal 2015, compared to 32.3% in the prior year.
Key Balance Sheet Accounts

•
The Company had $483.5 million in cash and cash equivalents as of January 31, 2015. There were no short-term investments as of January 31, 2015. This compares to cash and cash equivalents and short-term investments of $508.1 million at February 1, 2014.

•
Accounts receivable, which relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business, decreased by $60.4 million, or 21.8%, to $216.2 million as of January 31, 2015, compared to $276.6 million at February 1, 2014. On a constant currency basis, accounts receivable decreased $28.6 million, or 10.3%.

•
Inventory decreased by $31.8 million, or 9.1%, to $319.1 million as of January 31, 2015, compared to $350.9 million at February 1, 2014. On a constant currency basis, inventory decreased by $3.0 million, or 0.9%.

Global Store Count
In fiscal 2015, together with our partners, we opened 119 new stores worldwide, consisting of 52 stores in Asia, 40 stores in Europe and the Middle East, 15 stores in the U.S. and Canada and 12 stores in Central and South America. Together with our partners, we closed 159 stores worldwide, consisting of 71 stores in Europe and the Middle East, 55 stores in Asia, 28 stores in the U.S. and Canada and five stores in Central and South America.
We ended fiscal 2015 with 1,668 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	481	481	—
Europe and the Middle East	596	265	331
Asia	496	49	447
Central and South America	95	42	53
Total	1,668	837	831
This store count does not include 505 concessions located primarily in South Korea and Greater China, which have been excluded because of their smaller store size in relation to our standard international store size. Of the total 1,668 stores, 1,242 were GUESS? stores, 250 were GUESS? Accessories stores, 94 were G by GUESS stores and 82 were MARCIANO stores.

Results of Operations
The following table sets forth actual operating results for the fiscal years 2015, 2014 and 2013 as a percentage of net revenue:

	Year Ended
	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Product sales	95.4%	95.4%	95.6%
Net royalties	4.6	4.6	4.4
Net revenue	100.0	100.0	100.0
Cost of product sales	64.1	62.0	59.9
Gross profit	35.9	38.0	40.1
Selling, general and administrative expenses	30.7	28.9	29.8
Restructuring charges	—	0.4	—
Earnings from operations	5.2	8.7	10.3
Interest expense	(0.1)	(0.1)	(0.0)
Interest income	0.1	0.1	0.1
Other income, net	0.7	0.4	0.2
Earnings before income tax expense	5.9	9.1	10.6
Income tax expense	1.9	3.0	3.8
Net earnings	4.0	6.1	6.8
Net earnings attributable to noncontrolling interests	0.1	0.1	0.1
Net earnings attributable to Guess?, Inc.	3.9%	6.0%	6.7%
Fiscal 2015 Compared to Fiscal 2014
Consolidated Results
Net Revenue.   Net revenue decreased by $152.1 million, or 5.9%, to $2.42 billion for fiscal 2015, from $2.57 billion in fiscal 2014. In constant currency, net revenue decreased by 4.6% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $33.7 million compared to the prior year. The decrease in revenue was driven primarily by lower European wholesale shipments and negative comparable store sales in North American Retail.
Gross Profit.   Gross profit decreased by $108.2 million, or 11.1%, to $867.9 million for fiscal 2015, from $976.1 million in fiscal 2014. The decline in gross profit, which included the unfavorable impact of currency translation, was due primarily to the unfavorable impact from lower wholesale sales in Europe, negative comparable store sales in North American Retail and lower overall product margins.
Gross margin decreased 210 basis points to 35.9% for fiscal 2015, from 38.0% in fiscal 2014, due to a higher occupancy rate and lower overall product margins. The higher occupancy rate was driven by negative comparable store sales in North American Retail and lower wholesale shipments in Europe. Product margins declined due primarily to more retail markdowns in North America.
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
Selling, General and Administrative Expenses. SG&A expenses increased by $0.9 million, or 0.1%, to $742.0 million for fiscal 2015, from $741.1 million in fiscal 2014. The increase in SG&A expenses, which included the favorable impact of currency translation, was driven primarily by higher asset impairment charges related to certain under-performing retail stores and expected store closures, partially offset by lower selling and merchandising expenses in Europe.

The Company’s SG&A rate increased by 180 basis points to 30.7% for fiscal 2015, from 28.9% in fiscal 2014. The increase was driven by higher asset impairment charges related to certain under-performing retail stores and expected store closures and the negative impact on the Company’s fixed cost structure resulting from negative comparable store sales in North American Retail and lower wholesale shipments in Europe.
Restructuring Charges. There were no restructuring charges incurred during fiscal 2015. During fiscal 2014, the Company incurred restructuring charges of $12.4 million.
Earnings from Operations. Earnings from operations decreased by $96.7 million, or 43.4%, to $125.9 million for fiscal 2015, from $222.6 million in fiscal 2014. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $5.2 million.
Operating margin decreased 350 basis points to 5.2% for fiscal 2015, compared to 8.7% in fiscal 2014. Operating margin was negatively impacted by lower overall gross margins and the higher SG&A rate discussed above, partially offset by restructuring charges incurred during the prior year.
Interest Income (Expense), Net.   Interest expense, net was $0.9 million for fiscal 2015, compared to interest income, net of $0.1 million in fiscal 2014 and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges. The change in interest expense, net for fiscal 2015 compared to the prior year was driven primarily by lower interest income due to lower value-added tax receivables in Europe and lower investments in marketable securities during fiscal 2015 compared to the prior year.
Other Income, Net.   Other income, net was $18.0 million for fiscal 2015, compared to $10.3 million in fiscal 2014. Other income, net in fiscal 2015 consisted primarily of net unrealized and realized mark-to-market revaluation gains on foreign currency contracts. Other income, net in fiscal 2014 consisted primarily of net unrealized and realized gains on non-operating assets and net realized and unrealized mark-to-market gains on foreign currency contracts and other foreign currency balances.
Income Tax Expense.  Income tax expense for fiscal 2015 was $45.8 million, or a 32.0% effective tax rate, compared to income tax expense of $75.2 million, or a 32.3% effective tax rate, in fiscal 2014.
Net Earnings Attributable to Noncontrolling Interests.   Net earnings attributable to noncontrolling interests for fiscal 2015 was $2.6 million, net of taxes, compared to $4.3 million, net of taxes, in fiscal 2014.
Net Earnings Attributable to Guess?, Inc.   Net earnings attributable to Guess?, Inc. decreased by $58.8 million, or 38.4%, to $94.6 million for fiscal 2015, from $153.4 million in fiscal 2014. Diluted earnings per share decreased to $1.11 per share for fiscal 2015, compared to $1.80 per share in fiscal 2014. The results for fiscal 2014 included the unfavorable $0.11 per share after-tax impact of the restructuring charges. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. was $162.5 million and adjusted diluted earnings was $1.91 per common share for fiscal 2014. References to financial results excluding the impact of the restructuring charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the last two fiscal years (dollars in thousands):

	Fiscal 2015	Fiscal 2014	Change	% Change
Net revenue:
North American Retail	$1,032,601	$1,075,475	$(42,874)	(4.0%)
Europe	825,136	903,791	(78,655)	(8.7)
Asia	281,090	292,714	(11,624)	(4.0)
North American Wholesale	167,707	179,600	(11,893)	(6.6)
Licensing	111,139	118,206	(7,067)	(6.0)
Total net revenue	$2,417,673	$2,569,786	$(152,113)	(5.9%)
Earnings (loss) from operations:
North American Retail	$(13,734)	$39,540	$(53,274)	(134.7%)
Europe	66,231	97,231	(31,000)	(31.9)
Asia	8,013	25,592	(17,579)	(68.7)
North American Wholesale	34,173	38,771	(4,598)	(11.9)
Licensing	101,288	107,805	(6,517)	(6.0)
Corporate Overhead	(70,059)	(73,910)	3,851	(5.2)
Restructuring Charges	—	(12,442)	12,442
Total earnings from operations	$125,912	$222,587	$(96,675)	(43.4%)
Operating margins:
North American Retail	(1.3%)	3.7%
Europe	8.0%	10.8%
Asia	2.9%	8.7%
North American Wholesale	20.4%	21.6%
Licensing	91.1%	91.2%
Total Company	5.2%	8.7%
North American Retail
Net revenue from our North American Retail operations decreased by $42.9 million, or 4.0%, to $1.03 billion for fiscal 2015, from $1.08 billion in fiscal 2014. The decrease in revenue was driven by negative comparable store sales (including e-commerce) of 4.9% in the U.S. and Canada and negative 3.6% in constant currency, which also excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores and e-commerce sites. E-commerce sales increased by $23.0 million, or 41.6%, to $78.4 million for fiscal 2015, from $55.4 million in fiscal 2014. The inclusion of our e-commerce sales improved the comparable store sale percentage by 2.7% in U.S. dollars and 2.6% in constant currency. The store base for the U.S. and Canada decreased by an average of 15 net stores in fiscal 2015 compared to the prior year, resulting in a 1.1% net decrease in average square footage. In fiscal 2015, we opened 15 new stores in the U.S. and Canada and closed 28 stores. As of January 31, 2015, we directly operated 481 stores in the U.S. and Canada compared to 494 stores at February 1, 2014. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $15.2 million.
Operating margin declined 500 basis points to negative 1.3% for fiscal 2015, compared to 3.7% in fiscal 2014. The decrease was driven by lower gross margins and a higher SG&A rate. Gross margins were negatively impacted by lower product margins due primarily to more markdowns and a higher occupancy rate, given the negative comparable store sales. The higher SG&A rate was due primarily to the negative impact on the fixed cost structure resulting from negative comparable store sales and higher asset impairment charges related to certain under-performing retail stores and expected store closures.
Loss from operations for the North American Retail segment was $13.7 million for fiscal 2015, compared to earnings from operations of $39.5 million in fiscal 2014. The decrease reflects the impact on earnings from negative comparable store sales, lower product margins and higher asset impairment charges related to certain under-performing retail stores.

Europe
Net revenue from our Europe operations decreased by $78.7 million, or 8.7%, to $825.1 million for fiscal 2015, from $903.8 million for fiscal 2014. In constant currency, net revenue decreased by 6.3% compared to the prior year. The decrease in revenue was due primarily to lower shipments in our European wholesale business. As of January 31, 2015, we directly operated 265 stores in Europe compared to 263 stores at February 1, 2014, excluding concessions, which represents a 0.8% increase over the prior year. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $21.3 million.
Operating margin declined 280 basis points to 8.0% for fiscal 2015, compared to 10.8% in fiscal 2014. The decrease was driven primarily by a higher SG&A rate and lower gross margins. The higher SG&A rate was driven primarily by the negative impact on the fixed cost structure resulting from lower wholesale shipments and higher asset impairment charges related to certain under-performing retail stores and expected store closures. Gross margins were negatively impacted by a higher occupancy rate due to lower wholesale shipments.
Earnings from operations from our Europe segment decreased by $31.0 million, or 31.9%, to $66.2 million for fiscal 2015, compared to $97.2 million in fiscal 2014. The decrease resulted primarily from the negative impact on earnings from lower wholesale shipments, partially offset by lower selling and merchandising expenses due to lower wholesale commissions. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $4.8 million.
Asia
Net revenue from our Asia operations decreased by $11.6 million, or 4.0%, to $281.1 million for fiscal 2015, from $292.7 million for fiscal 2014. In constant currency, net revenue decreased by 6.3% compared to the prior year. The decrease was driven primarily by negative comparable store sales in our directly operated retail stores in South Korea and China versus the prior year. As of January 31, 2015, we and our partners operated 496 stores and 498 concessions in Asia, compared to 499 stores and 492 concessions at February 1, 2014. Currency translation fluctuations relating to our Asia operations favorably impacted net revenue by $6.7 million.
Operating margin declined 580 basis points to 2.9% for fiscal 2015, compared to 8.7% in fiscal 2014. The decrease in operating margin was driven by lower overall gross margins and a higher SG&A rate. The lower overall gross margins was due primarily to more promotions and inventory liquidation as we phase out of our G by GUESS concept in South Korea. The higher SG&A rate was due primarily to the negative impact on the fixed cost structure resulting from negative comparable store sales.
Earnings from operations for the Asia segment decreased by $17.6 million, or 68.7%, to $8.0 million for fiscal 2015, compared to $25.6 million in fiscal 2014. The decrease was driven by the unfavorable impact on earnings from lower product margins and lower revenue.
North American Wholesale
Net revenue from our North American Wholesale operations decreased by $11.9 million, or 6.6%, to $167.7 million for fiscal 2015, from $179.6 million in fiscal 2014. In constant currency, net revenue decreased by 4.5% compared to the prior year. This decrease was driven by lower off-price shipments in the U.S. and Canada. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue in our North American Wholesale segment by $3.9 million.
Operating margin declined 120 basis points to 20.4% for fiscal 2015, compared to 21.6% in fiscal 2014. The decrease in operating margin was due to deleveraging of SG&A expenses, partially offset by higher product margins due primarily to lower product costs.
Earnings from operations from our North American Wholesale segment decreased by $4.6 million, or 11.9%, to $34.2 million for fiscal 2015, compared to $38.8 million in fiscal 2014. The decrease was due primarily to the unfavorable impact to earnings from lower revenue and higher SG&A expenses, partially offset by the favorable impact to earnings from higher overall gross margins. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted earnings from operations in our North American Wholesale segment by $1.0 million.

Licensing
Net royalty revenue from Licensing operations decreased by $7.1 million, or 6.0%, to $111.1 million for fiscal 2015, from $118.2 million in fiscal 2014. The decrease was driven primarily by lower sales in our watch and handbag categories.
Earnings from operations from our Licensing segment decreased by $6.5 million, or 6.0%, to $101.3 million for fiscal 2015, compared to $107.8 million in fiscal 2014. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead decreased by $3.9 million to $70.1 million for fiscal 2015, compared to $73.9 million in fiscal 2014. The decrease was driven primarily by lower performance-based compensation costs.

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

Interest Income, Net. Interest income, net was $0.1 million for fiscal 2014, compared to $0.4 million in fiscal 2013 and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges.
Other Income, Net. Other income, net was $10.3 million for fiscal 2014, compared to $5.7 million in fiscal 2013. Other income, net in fiscal 2014 consisted primarily of net unrealized and realized gains on non-operating assets and net realized and unrealized mark-to-market gains on foreign currency contracts and other foreign currency balances. Other income, net in fiscal 2013 consisted primarily of net unrealized gains on non-operating assets and net realized mark-to-market revaluation gains on foreign currency contracts and other foreign currency balances.
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

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for fiscal 2014 and fiscal 2013 (dollars in thousands):

	Fiscal 2014	Fiscal 2013	Change	% Change
Net revenue:
North American Retail	$1,075,475	$1,116,836	$(41,361)	(3.7%)
Europe	903,791	939,599	(35,808)	(3.8)
Asia	292,714	290,655	2,059	0.7
North American Wholesale	179,600	194,373	(14,773)	(7.6)
Licensing	118,206	117,142	1,064	0.9
Total net revenue	$2,569,786	$2,658,605	$(88,819)	(3.3%)
Earnings (loss) from operations:
North American Retail	$39,540	$78,285	$(38,745)	(49.5%)
Europe	97,231	103,975	(6,744)	(6.5)
Asia	25,592	26,525	(933)	(3.5)
North American Wholesale	38,771	45,008	(6,237)	(13.9)
Licensing	107,805	101,182	6,623	6.5
Corporate Overhead	(73,910)	(80,450)	6,540	(8.1)
Restructuring Charges	(12,442)	—	(12,442)
Total earnings from operations	$222,587	$274,525	$(51,938)	(18.9%)
Operating margins:
North American Retail	3.7%	7.0%
Europe	10.8%	11.1%
Asia	8.7%	9.1%
North American Wholesale	21.6%	23.2%
Licensing	91.2%	86.4%
Total Company	8.7%	10.3%
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
Operating margin declined 330 basis points to 3.7% for fiscal 2014, compared to 7.0% in fiscal 2013. The decrease was driven by the negative impact on the fixed cost structure resulting from negative comparable store sales and lower product margins due primarily to more markdowns.
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
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc., diluted earnings per share and the effective tax rate in fiscal 2014 and fiscal 2013 reflect the impact of restructuring and tax settlement charges which affects the comparability of those reported results. Those financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company has excluded these charges, and related tax impact, from its adjusted financial measures primarily because it does not believe such charges reflect the Company’s ongoing operating results or future outlook. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful as an additional means for investors to evaluate the comparability of the Company’s operating results when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for fiscal 2014 exclude the impact of restructuring charges. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring charges of $12.4 million (or $9.0 million after considering a $3.4 million reduction to income tax expense as a result of the charges), or an unfavorable after-tax impact of $0.11 per share during fiscal 2014. Net earnings attributable to Guess?, Inc. for fiscal 2014 was $153.4 million, diluted earnings per common share for fiscal 2014 was $1.80 and the effective tax rate for fiscal 2014 was 32.3%. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. for fiscal 2014 was $162.5 million, adjusted diluted earnings per common share for fiscal 2014 was $1.91 and the adjusted effective tax rate for fiscal 2014 was 32.1%.
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
Our discussion and analysis herein also includes certain constant currency financial information. Foreign currency exchange rate fluctuations affect the amount reported from translating the Company’s foreign revenue, expenses and balance sheet amounts into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results under GAAP. The Company provides constant currency information to enhance the visibility of underlying business trends, excluding the effects of changes in foreign currency translation rates. To calculate revenues and earnings from operations on a constant currency basis, operating results for the current-year period are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year. To calculate balance sheet amounts on a constant currency basis, the current year balance sheet amount is translated into U.S. dollars at the exchange rate in effect at the comparable prior-year period. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different to the functional currency of that entity when exchange rates fluctuate. The constant currency information presented may not be comparable to similarly titled measures reported by other companies.
Liquidity and Capital Resources
We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the fiscal year ended January 31, 2015, the Company relied primarily on trade credit, available cash, real estate and other operating leases, short-term lines of credit and internally generated funds to finance our operations, dividends and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and any dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, as necessary, under our existing Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.”
As of January 31, 2015, the Company had cash and cash equivalents of $483.5 million and no short-term investments. Approximately 63% of the Company’s cash and cash equivalents were held outside of the U.S. As of January 31, 2015, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income taxes, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. operations. The accumulated undistributed earnings of foreign subsidiaries as of January 31, 2015 and February 1, 2014 was approximately $772 million and $747 million, respectively. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.
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
The Company has presented below the cash flow performance comparison of the year ended January 31, 2015, versus the year ended February 1, 2014.
Operating Activities
Net cash provided by operating activities was $153.8 million for the fiscal year ended January 31, 2015, compared to $327.9 million for the fiscal year ended February 1, 2014, or a decrease of $174.1 million. The decrease was driven primarily by the unfavorable impact of changes in working capital and lower net earnings for fiscal 2015 compared to the prior year. The change in cash generated from working capital was impacted by the receipt in fiscal 2014 of refundable multi-year value-added tax payments from European taxing authorities and the receipt of an upfront royalty payment from one of our licensees. The change in cash generated from working capital was also unfavorably impacted by the timing of payments made to purchase inventory and the timing of inventory receipts during fiscal 2015 compared to the prior year.
Investing Activities
Net cash used in investing activities was $57.8 million for the fiscal year ended January 31, 2015, compared to $63.1 million for the fiscal year ended February 1, 2014. Cash used in investing activities related primarily to capital expenditures incurred on existing store remodeling programs and new store openings in North American Retail and Europe. In addition, the cost of any business acquisitions, purchases of investments or proceeds from the maturity or sale of investments and the settlement of forward currency contracts designated as hedging instruments are also included in cash flows used in investing activities.

The decrease in cash used in investing activities was driven primarily by a lower level of spending on new store openings in Europe and higher cash receipts from the settlement of forward currency contracts designated as hedging instruments during the fiscal year ended January 31, 2015 compared to the prior year. During the fiscal year ended January 31, 2015, the Company opened 46 directly operated stores compared to 59 directly operated stores that were opened in the prior year. During the fiscal year ended January 31, 2015, we acquired five stores from certain of our European licensees compared to ten stores that were acquired from certain of our European licensees in the prior year.
Financing Activities
Net cash used in financing activities was $79.7 million for the fiscal year ended January 31, 2015, compared to $84.8 million for the fiscal year ended February 1, 2014. The decrease in net cash used in financing activities in fiscal 2015 compared to fiscal 2014 was due primarily to repurchases of shares of the Company’s common stock during fiscal 2014, partially offset by higher dividends paid during fiscal 2015 compared to the prior year.
Effect of Exchange Rates on Cash
During the fiscal year ended January 31, 2015, changes in foreign currency translation rates decreased our reported cash and cash equivalents balance by $35.8 million. This compares to a decrease of $6.1 million in cash and cash equivalents driven by changes in foreign currency translation rates during the fiscal year ended February 1, 2014.
Working Capital
As of January 31, 2015, the Company had net working capital (including cash and cash equivalents) of $809.4 million compared to $846.1 million at February 1, 2014. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable as of January 31, 2015 amounted to $216.2 million, down $60.4 million, compared to $276.6 million at February 1, 2014. The accounts receivable balance relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business. On a constant currency basis, accounts receivable decreased by $28.6 million, or 10.3% when compared to February 1, 2014. The decrease was driven primarily by lower European wholesale shipments during fiscal 2015 compared to the prior year. As of January 31, 2015, approximately 53% of our total net trade receivables and 66% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory as of January 31, 2015 decreased to $319.1 million, or 9.1%, compared to $350.9 million at February 1, 2014. On a constant currency basis, inventory decreased by $3.0 million, or 0.9%.

Contractual Obligations and Commitments
The following table summarizes the Company’s contractual obligations as of January 31, 2015 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt (1)	$2,299	$66	$132	$2,101	$—
Capital lease obligations (1)	5,984	1,778	4,206	—	—
Operating lease obligations (2)	962,939	184,008	307,843	234,164	236,924
Purchase obligations (3)	209,995	209,995	—	—	—
Benefit obligations (4)	102,105	1,991	5,353	3,747	91,014
Total	$1,283,322	$397,838	$317,534	$240,012	$327,938
Other commercial commitments (5)	$1,650	$1,650	$—	$—	$—
________________________________________________________________________

(1)	Includes interest payments.

(2)	Does not include rent based on a percentage of annual sales volume, insurance, taxes and common area maintenance charges. In fiscal 2015, these variable charges totaled $142.7 million.

(3)
Purchase obligations represent open purchase orders for raw materials and merchandise at the end of the fiscal year. These purchase orders can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations. Accordingly, a comparison of purchase orders from period-to-period is not necessarily meaningful.

(4)	Includes expected payments associated with the deferred compensation plan and the Supplemental Executive Retirement Plan through fiscal 2047.

(5)	Consists of standby letters of credit for workers’ compensation and general liability insurance.
Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits, including penalties and interest, of $14.4 million. This liability for unrecognized tax benefits has been excluded because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.
Off-Balance Sheet Arrangements
Other than certain obligations and commitments included in the table above, we did not have any off-balance sheet arrangements as of January 31, 2015.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.225 per common share.
During the fourth quarter of fiscal 2013, the Company paid a special cash dividend of $1.20 per share of the Company’s common stock, totaling approximately $102 million, and a regular quarterly cash dividend of $0.20 per share. For the years ended January 31, 2015, February 1, 2014 and February 2, 2013, the Company paid dividends of $77.0 million, $68.2 million and $172.8 million, respectively.
On March 18, 2015, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on April 17, 2015 to shareholders of record as of the close of business on April 1, 2015.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity.

Capital Expenditures
Gross capital expenditures totaled $71.5 million, before deducting lease incentives of $5.6 million, for the fiscal year ended January 31, 2015. This compares to gross capital expenditures of $75.4 million, before deducting lease incentives of $4.1 million, for the fiscal year ended February 1, 2014. The Company’s investments in capital for the full fiscal year 2016 are planned between $60 million and $70 million (after deducting estimated lease incentives of approximately $4 million). The planned investments in capital are primarily for store remodeling programs, targeted new store openings, and investments in maintaining and improving our infrastructure, primarily information and operating systems.
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
Direct borrowings under the Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (varying from 1.15% to 1.65%) based on the Company’s leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) 0.50% in excess of the federal funds rate, (ii) the rate of interest as announced by JP Morgan as its “prime rate,” or (iii) 1.0% in excess of the one month adjusted LIBOR rate, plus an applicable margin (varying from 0.15% to 0.65%) based on the Company’s leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of January 31, 2015, the Company had $1.7 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
The Credit Facility requires the Company to comply with a leverage ratio and a fixed charge coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. The Credit Facility also limits the Company’s ability to pay dividends unless, among other factors, immediately after giving effect thereto the aggregate amount of unrestricted cash and cash equivalents held by Guess?, Inc. and its domestic subsidiaries is at least $50 million. The Company may need to borrow against this facility periodically to ensure it will continue to meet the requirements of this covenant. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. The Credit Facility allows for both secured and unsecured borrowings outside of the Credit Facility up to specified amounts.
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of January 31, 2015, the Company could have borrowed up to $99.4 million under these agreements. As of January 31, 2015, the Company had no outstanding borrowings and $0.7 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.3% to 6.8%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $39.5 million that has a minimum net equity requirement, there are no other financial ratio covenants.
The Company entered into a capital lease in December 2005 for a building in Florence, Italy. As of January 31, 2015, the capital lease obligation was $5.7 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures on February 1, 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability as of January 31, 2015 was approximately $0.3 million.
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Share Repurchases
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the 2011 Share Repurchase Program. Repurchases under programs may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under programs and programs may be discontinued at any time, without prior notice. As of January 31, 2015, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock and no remaining authority to purchase shares under the 2011 Share Repurchase Program. The Company made no share repurchases during fiscal 2015. During fiscal 2014, the Company repurchased a total of 882,551 shares under the 2011 and 2012 Share Repurchase Programs at an aggregate cost of $22.1 million. During fiscal 2013, the Company repurchased 5,036,418 shares under the 2011 Share Repurchase Program at an aggregate cost of $140.1 million.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and may continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies may vary, depending on any changes to the estimates of final annual compensation levels and investment performance of the trust. The cash surrender values of the insurance policies were $53.6 million and $51.4 million as of January 31, 2015 and February 1, 2014, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $2.2 million, $3.6 million and $3.4 million in other income during fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The projected benefit obligation was $61.9 million and $54.7 million as of January 31, 2015 and February 1, 2014, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments. The increase in the projected benefit obligation was due primarily to a lower discount rate and the impact from the adoption of new mortality tables issued by the Society of Actuaries in October 2014 which reflected longer life expectancies than the previous tables. SERP benefit payments of $1.3 million were made during fiscal 2015.
Employee Stock Purchase Plan
In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 4,000,000 shares of common stock for the ESPP. Effective March 12, 2012, the ESPP was amended and restated to extend the term for an additional ten years. During the year ended January 31, 2015, 47,538 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $21.20 per share for a total of $1.0 million.
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
Critical Accounting Policies and Estimates
The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on its historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates its estimates and judgments on an ongoing basis including those related to the accounts receivable allowances, sales return allowances, gift card and loyalty accruals, valuation of inventories, share-based compensation, recoverability of deferred taxes, unrecognized tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment, pension obligations, workers compensation and medical self-insurance expense and accruals, litigation reserves and restructuring expense and accruals.
The Company believes that the following significant accounting policies involve a higher degree of judgment and complexity. In addition to the accounting policies mentioned below, see Note 1 to the Consolidated Financial Statements for other significant accounting policies.
Accounts Receivable Allowances
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
Sales Return Allowances
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
Gift Card Breakage
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. The Company issues gift cards through one of its subsidiaries and is not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company determined a gift card breakage rate based upon historical redemption patterns, which represented the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods. See Note 1 to the Consolidated Financial Statements for further information regarding the recognition of gift card breakage.
Loyalty Programs
The Company launched customer loyalty programs in North America for its GUESS? factory outlet, G by GUESS, GUESS?, and MARCIANO stores in March 2013, July 2009, August 2008 and September 2007, respectively. The GUESS? factory outlet loyalty program was included in the GUESS? loyalty program since its inception in March 2013. The GUESS? and MARCIANO loyalty programs were merged in May 2009. Under the programs, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. In all of the programs, unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. The Company uses historical redemption rates to estimate the value of future award redemptions which are accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $4.5 million and $4.2 million as of January 31, 2015 and February 1, 2014, respectively. Future revisions to the estimated liability may result in changes to net revenue.
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
In addition, the Company has granted certain nonvested stock awards/units and stock options that require the recipient to achieve certain minimum performance targets in order for these awards to vest. If the minimum performance targets have not been achieved or are not expected to be achieved, no expense is recognized during the period.
Hedge Accounting
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these hedges.
The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea and Mexico are denominated in U.S. dollars and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales or other income and expenses in the period which approximates the time the hedged merchandise inventory is sold or the hedged intercompany liability is incurred.
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
Valuation of Goodwill, Intangible and Other Long-Lived Assets
The Company assesses the impairment of its long-lived assets (i.e., goodwill, intangible assets and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. For goodwill, determination of impairment is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. The Company has identified its North American Retail and North American Wholesale segments and its European wholesale and European retail components of its Europe segment as separate reporting units for goodwill impairment testing since each have different economic characteristics. For long-lived assets (other than goodwill), the Company considers each individual store or concession as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software and certain long-term security deposits and lease acquisition costs. The Company reviews retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting one year allows a store or concession to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for retail locations in new markets, where the Company is in the early stages of establishing its presence, once the locations have been opened for at least two years. The Company believes that waiting two years allows for brand awareness to be established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future.
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the assets (other than goodwill) are assessed to be recoverable, they are depreciated or amortized over the periods benefited. If the assets are considered to be impaired, an impairment charge is recognized representing the amount by which the carrying value of the assets exceeds the fair value of those assets. Fair value is determined based upon the discounted cash flows derived from the underlying asset. The Company uses various assumptions in determining current fair market value of these assets, including future expected cash flows and discount rates. Future expected cash flows for store and concession assets are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected store and concession closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each retail location. The Company also considers factors such as: the local environment for each retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations. See Notes 1 and 5 to the Consolidated Financial Statements for further discussion.
Pension Benefit Plan Actuarial Assumptions
The Company’s pension obligations and related costs are calculated using actuarial concepts, within the authoritative guidance framework. The life expectancy, estimated retirement age, discount rate, estimated future compensation and expected return on plan assets are important elements of expense and/or liability measurement. These critical assumptions are evaluated annually which enables expected future payments for benefits to be stated at present value on the measurement date. If actual results are not consistent with actuarial assumptions, the amounts recognized for the defined benefit plans could change significantly. Refer to Note 12 to the Consolidated Financial Statements for detail regarding the Company’s defined benefit plans.
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
Recently Issued Accounting Guidance
In April 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. This guidance is effective for fiscal periods beginning after December 15, 2014, which will be the Company’s first quarter of fiscal 2016. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements unless the Company disposes of a business that meets the updated definition of discontinued operations.
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, and allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, which will be the Company’s fourth quarter of fiscal 2017, with early adoption permitted. The adoption of this guidance is not expected to impact the Company’s consolidated financial statements or related disclosures.
In February 2015, the FASB issued authoritative guidance which modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal periods beginning after December 15, 2015, which will be the Company’s first quarter of fiscal 2017, and allows for either full retrospective or modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the year ended January 31, 2015 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada and South Korea. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors.”
Various transactions that occur primarily in Europe, Canada, South Korea and Mexico are denominated in U.S. dollars and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company is also subject to certain translation and economic exposures related to its net investment in certain of its international subsidiaries. The Company enters into derivative financial instruments to offset some but not all of its exchange risk. In addition, some of the derivative contracts in place will create volatility during the fiscal year as they are marked-to-market according to the accounting rules and may result in revaluation gains or losses in different periods from when the currency impact on the underlying transactions are realized.
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
During fiscal 2015, the Company purchased U.S. dollar forward contracts in Canada and Europe totaling US$64.9 million and US$60.2 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of January 31, 2015, the Company had forward contracts outstanding for its European and Canadian operations of US$50.8 million and US$24.5 million, respectively, which are expected to mature over the next 11 months. The Company’s derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of January 31, 2015, accumulated other comprehensive income (loss) included a net unrealized gain of approximately $7.2 million, net of tax, which will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of January 31, 2015, the net unrealized gain of the remaining open forward contracts recorded in the Company’s consolidated balance sheet was approximately $6.6 million.
At February 1, 2014, the Company had forward contracts outstanding for its European and Canadian operations of US$87.1 million and US$15.2 million, respectively, that were designated as cash flow hedges. At February 1, 2014, the net unrealized gain of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately $0.3 million.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Jan 31, 2015	Year Ended Feb 1, 2014
Beginning balance loss	$(113)	$(1,782)
Net gains from changes in cash flow hedges	6,734	4,092
Net (gains) losses reclassified to earnings	536	(2,423)
Ending balance gain (loss)	$7,157	$(113)
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign currency contracts not designated as hedging instruments are reported in net earnings as part of other income and expense. For the year ended January 31, 2015, the Company recorded a net gain of $14.7 million for its euro and Canadian dollar foreign currency contracts not designated as hedges, which has been included in other income. As of January 31, 2015, the Company had euro foreign currency contracts to purchase US$59.3 million expected to mature over the next 11 months and Canadian dollar foreign currency contracts to purchase US$19.9 million expected to mature over the next five months. As of January 31, 2015, the net unrealized gain of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately $8.9 million.
At February 1, 2014, the Company had euro foreign currency contracts to purchase US$111.8 million and Canadian dollar foreign currency contracts to purchase US$13.8 million. At February 1, 2014, the net unrealized gain of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately $0.1 million.
Sensitivity Analysis
As of January 31, 2015, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$154.5 million, the fair value of the instruments would have decreased by $17.2 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $14.0 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
Interest Rate Risk
As of January 31, 2015, approximately 74% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in calendar year 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expense. The change in the unrealized fair value of the interest swap increased other income, net by $0.2 million during fiscal year 2015. The majority of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the year ended January 31, 2015.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of January 31, 2015 and February 1, 2014, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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
The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2015.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements as of and for the fiscal year ended January 31, 2015 included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
We have audited Guess?, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Guess?, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Guess?, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guess?, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2015 and our report dated March 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 27, 2015

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

Guess?, Inc.
Form 10-K
Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm	F-2

2	Consolidated Financial Statements

	Consolidated Balance Sheets at January 31, 2015 and February 1, 2014	F-3

	Consolidated Statements of Income for the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013	F-4

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013	F-5

	Consolidated Statements of Stockholders’ Equity for the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013	F-6

	Consolidated Statements of Cash Flows for the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013	F-7

	Notes to Consolidated Financial Statements	F-8

3	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts for the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013	F-44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Guess?, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at ITEM 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guess?, Inc. and subsidiaries at January 31, 2015 and February 1, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Guess?, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 27, 2015

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31, 2015	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$483,483	$502,945
Short-term investments	—	5,123
Accounts receivable, net	216,205	276,565
Inventories	319,078	350,899
Deferred tax assets	19,060	24,400
Other current assets	73,533	56,154
Total current assets	1,111,359	1,216,086
Property and equipment, net	259,524	324,606
Goodwill	34,133	38,992
Other intangible assets, net	9,745	13,143
Long-term deferred tax assets	68,747	54,973
Other assets	117,897	116,631
	$1,601,405	$1,764,431
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$1,548	$4,160
Accounts payable	159,924	191,532
Accrued expenses	140,494	174,333
Total current liabilities	301,966	370,025
Capital lease obligations and other long-term debt	6,165	7,580
Deferred rent and lease incentives	81,761	90,492
Other long-term liabilities	117,630	120,518
	507,522	588,615
Redeemable noncontrolling interests	4,437	5,830

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 139,559,000 and 139,245,729 shares, outstanding 85,323,154 and 84,962,345 shares, at January 31, 2015 and February 1, 2014, respectively	853	850
Paid-in capital	453,546	439,742
Retained earnings	1,265,524	1,247,180
Accumulated other comprehensive loss	(127,065)	(13,801)
Treasury stock, 54,235,846 and 54,283,384 shares at January 31, 2015 and February 1, 2014, respectively	(519,002)	(519,457)
Guess?, Inc. stockholders’ equity	1,073,856	1,154,514
Nonredeemable noncontrolling interests	15,590	15,472
Total stockholders’ equity	1,089,446	1,169,986
	$1,601,405	$1,764,431
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Product sales	$2,306,534	$2,451,580	$2,541,463
Net royalties	111,139	118,206	117,142
Net revenue	2,417,673	2,569,786	2,658,605
Cost of product sales	1,549,788	1,593,652	1,591,482
Gross profit	867,885	976,134	1,067,123
Selling, general and administrative expenses	741,973	741,105	792,598
Restructuring charges	—	12,442	—
Earnings from operations	125,912	222,587	274,525
Other income (expense):
Interest expense	(2,370)	(1,923)	(1,640)
Interest income	1,438	2,015	2,016
Other income, net	18,028	10,280	5,713
	17,096	10,372	6,089

Earnings before income tax expense	143,008	232,959	280,614
Income tax expense	45,824	75,248	99,128
Net earnings	97,184	157,711	181,486
Net earnings attributable to noncontrolling interests	2,614	4,277	2,742
Net earnings attributable to Guess?, Inc.	$94,570	$153,434	$178,744

Net earnings per common share attributable to common stockholders (Note 18):
Basic	$1.11	$1.81	$2.06
Diluted	$1.11	$1.80	$2.05
Weighted average common shares outstanding attributable to common stockholders (Note 18):
Basic	84,604	84,271	86,262
Diluted	84,837	84,522	86,540

Dividends declared per common share	$0.90	$0.80	$2.00
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended	Year Ended	Year Ended
	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Net earnings	$97,184	$157,711	$181,486
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	(116,707)	(18,642)	22,347
Reclassification to net earnings for losses realized	—	217	—
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	7,884	4,965	2,231
Less income tax effect	(1,150)	(873)	(187)
Reclassification to net earnings for (gains) losses realized	107	(3,059)	(9,328)
Less income tax effect	429	636	1,243
Marketable securities
Gains (losses) arising during the period	(80)	(11)	218
Less income tax effect	28	4	(83)
Reclassification to net earnings for (gains) losses realized	(87)	—	6
Less income tax effect	33	—	(2)
Defined benefit plans
Plan amendment	—	4,529	—
Actuarial gain (loss)	(8,966)	1,751	3,508
Less income tax effect	2,610	(2,465)	(1,342)
Actuarial loss amortization	1,002	1,108	3,340
Prior service (credit) cost amortization	(233)	194	620
Less income tax effect	(275)	(498)	(1,513)
Total comprehensive income (loss)	(18,221)	145,567	202,544
Less comprehensive income attributable to noncontrolling interests:
Net earnings	2,614	4,277	2,742
Foreign currency translation adjustment	(2,141)	(804)	322
Amounts attributable to noncontrolling interests	473	3,473	3,064
Comprehensive income (loss) attributable to Guess?, Inc.	$(18,694)	$142,094	$199,480
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at January 28, 2012	89,631,328	$896	$400,178	$1,155,696	$(23,197)	48,457,693	$(357,943)	$18,635	$1,194,265
Net earnings	—	—	—	178,744	—	—	—	2,742	181,486
Foreign currency translation adjustment	—	—	—	—	22,025	—	—	322	22,347
Loss on derivative financial instruments designated as cash flow hedges	—	—	—	—	(6,041)	—	—	—	(6,041)
Gain on marketable securities	—	—	—	—	139	—	—	—	139
Prior service cost amortization and actuarial valuation gain (loss) and related amortization on defined benefit plans	—	—	—	—	4,613	—	—	—	4,613
Issuance of common stock under stock compensation plans including tax effect	723,061	7	1,355	—	—	—	—	—	1,362
Issuance of stock under Employee Stock Purchase Plan	50,013	—	750	—	—	(50,013)	436	—	1,186
Share-based compensation	—	—	16,197	88	—	—	—	—	16,285
Dividends	—	—	—	(172,792)	—	—	—	—	(172,792)
Share repurchases	(5,036,418)	(50)	50	—	—	5,036,418	(140,262)	—	(140,262)
Purchase of redeemable noncontrolling interest	—	—	4,857	—	—	—	—	(4,857)	—
Noncontrolling interest capital contribution	—	—	—	—	—	—	—	1,488	1,488
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(4,237)	(4,237)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	1,246	—	—	—	(217)	1,029
Balance at February 2, 2013	85,367,984	$853	$423,387	$1,162,982	$(2,461)	53,444,098	$(497,769)	$13,876	$1,100,868
Net earnings	—	—	—	153,434	—	—	—	4,277	157,711
Foreign currency translation adjustment	—	—	—	—	(17,621)	—	—	(804)	(18,425)
Gain on derivative financial instruments designated as cash flow hedges	—	—	—	—	1,669	—	—	—	1,669
Loss on marketable securities	—	—	—	—	(7)	—	—	—	(7)
Plan amendment, prior service cost amortization and actuarial valuation gain (loss) and related amortization on defined benefit plans	—	—	—	—	4,619	—	—	—	4,619
Issuance of common stock under stock compensation plans including tax effect	433,647	6	2,398	—	—	—	—	—	2,404
Issuance of stock under Employee Stock Purchase Plan	43,265	—	569	—	—	(43,265)	411	—	980
Share-based compensation	—	—	13,379	570	—	—	—	—	13,949
Dividends	—	—	—	(68,215)	—	—	—	—	(68,215)
Share repurchases	(882,551)	(9)	9	—	—	882,551	(22,099)	—	(22,099)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(1,877)	(1,877)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(1,591)	—	—	—	—	(1,591)
Balance at February 1, 2014	84,962,345	$850	$439,742	$1,247,180	$(13,801)	54,283,384	$(519,457)	$15,472	$1,169,986
Net earnings	—	—	—	94,570	—	—	—	2,614	97,184
Foreign currency translation adjustment	—	—	—	—	(114,566)	—	—	(2,141)	(116,707)
Gain on derivative financial instruments designated as cash flow hedges	—	—	—	—	7,270	—	—	—	7,270
Loss on marketable securities	—	—	—	—	(106)	—	—	—	(106)
Prior service credit amortization and actuarial valuation loss and related amortization on defined benefit plans	—	—	—	—	(5,862)	—	—	—	(5,862)
Issuance of common stock under stock compensation plans including tax effect	313,271	3	(1,940)	—	—	—	—	—	(1,937)
Issuance of stock under Employee Stock Purchase Plan	47,538	—	553	—	—	(47,538)	455	—	1,008
Share-based compensation	—	—	15,191	151	—	—	—	—	15,342
Dividends	—	—	—	(76,982)	—	—	—	—	(76,982)
Noncontrolling interest capital distribution	—	—	—	—	—		—	(355)	(355)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	605	—	—	—	—	605
Balance at January 31, 2015	85,323,154	$853	$453,546	$1,265,524	$(127,065)	54,235,846	$(519,002)	$15,590	$1,089,446
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Cash flows from operating activities:
Net earnings	$97,184	$157,711	$181,486
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	82,066	85,817	87,197
Amortization of intangible assets	2,994	2,552	2,501
Share-based compensation expense	15,342	13,949	16,285
Unrealized forward contract (gains) losses	(7,949)	(562)	734
Deferred income taxes	(7,976)	(17,804)	7,303
Net loss on disposition of property and equipment and long-term assets	23,690	16,337	11,096
Other items, net	(4,447)	(2,321)	841
Changes in operating assets and liabilities:
Accounts receivable	31,113	38,005	28,930
Inventories	2,264	17,162	(30,169)
Prepaid expenses and other assets	(8,945)	35,368	10,543
Accounts payable and accrued expenses	(54,847)	(22,653)	(64,204)
Deferred rent and lease incentives	(5,683)	(3,616)	6,426
Other long-term liabilities	(10,980)	7,997	9,935
Net cash provided by operating activities	153,826	327,942	268,904
Cash flows from investing activities:
Purchases of property and equipment	(71,498)	(75,438)	(99,591)
Changes in other assets	5,298	5,761	(7,642)
Proceeds from maturity and sale of investments	5,598	6,826	9,500
Acquisition of businesses, net of cash acquired	(887)	(1,648)	(15,980)
Net cash settlement of forward contracts	3,658	1,423	5,216
Purchases of investments	—	—	(11,765)
Net cash used in investing activities	(57,831)	(63,076)	(120,262)
Cash flows from financing activities:
Payment of debt issuance costs	—	—	(383)
Proceeds from borrowings	1,707	3,103	—
Repayment of borrowings and capital lease obligations	(4,561)	(1,474)	(2,296)
Dividends paid	(77,005)	(68,218)	(172,798)
Purchase of redeemable noncontrolling interest	—	—	(4,185)
Noncontrolling interest capital contributions	—	1,199	209
Noncontrolling interest capital distributions	(355)	(1,877)	(4,237)
Issuance of common stock, net of nonvested award repurchases	87	3,861	4,367
Excess tax benefits from share-based compensation	440	698	1,302
Purchase of treasury stock	—	(22,099)	(140,262)
Net cash used in financing activities	(79,687)	(84,807)	(318,283)
Effect of exchange rates on cash and cash equivalents	(35,770)	(6,135)	6,857
Net change in cash and cash equivalents	(19,462)	173,924	(162,784)
Cash and cash equivalents at the beginning of the year	502,945	329,021	491,805
Cash and cash equivalents at the end of the year	$483,483	$502,945	$329,021

Supplemental cash flow data:
Interest paid	$1,556	$1,460	$841
Income taxes paid	$78,122	$112,996	$92,401
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
Fiscal Year
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2015,” “fiscal 2014” and “fiscal 2013” represent the results of the 52-week fiscal years ended January 31, 2015 and February 1, 2014 and the 53-week fiscal year ended February 2, 2013, respectively. The additional week in fiscal 2013 occurred during the fourth quarter ended February 2, 2013. References to “fiscal 2016” represent the 52-week fiscal year ending January 30, 2016.
Reclassifications
The Company has made certain reclassifications to the consolidated financial statements and related disclosures for the years ended February 1, 2014 and February 2, 2013 to conform to current period presentation. These reclassifications had no impact on previously reported results from operations or net cash provided by operating activities.
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
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates relate to the accounts receivable allowances, sales return allowances, gift card and loyalty accruals, valuation of inventories, share-based compensation, recoverability of deferred taxes, unrecognized tax benefits, the useful life of assets for depreciation and amortization, evaluation of asset impairment, pension obligations, workers compensation and medical self-insurance expense and accruals, litigation reserves and restructuring expense and accruals. Actual results could differ from those estimates.
Business Segment Reporting
Where applicable, the Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: North American Retail, Europe, Asia, North American Wholesale and Licensing. The Company’s operating segments are the same as its reportable segments. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The North American Retail segment includes the Company’s retail and e-commerce operations in North America and its retail operations in Central and South America. The Europe segment includes the Company’s wholesale, retail and e-commerce operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale, retail and e-commerce operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and Central and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 17.
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
Net Royalty Revenue
Royalty revenue is based upon a percentage, as defined in the underlying agreement, of the licensee’s actual net sales or minimum net sales, whichever is greater. The Company may receive special payments in consideration of the grant of license rights. These payments are recognized ratably as revenue over the term of the license agreement. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of January 31, 2015, the Company had $15.1 million and $30.0 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively. This compares to $15.4 million and $44.1 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively, as of February 1, 2014.
Gift Cards
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. The Company issues gift cards through one of its subsidiaries and is not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company’s gift card breakage rate is approximately 5.7% and 4.7% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. In fiscal 2015, fiscal 2014 and fiscal 2013, the Company recognized $1.1 million, $0.8 million and $0.5 million of gift card breakage to revenue, respectively. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods.
Loyalty Programs
The Company launched customer loyalty programs in North America for its GUESS? factory outlet, G by GUESS, GUESS?, and MARCIANO stores in March 2013, July 2009, August 2008 and September 2007, respectively. The GUESS? factory outlet loyalty program was included in the GUESS? loyalty program since its inception in March 2013. The GUESS? and MARCIANO loyalty programs were merged in May 2009. Under the programs, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. In all of the programs, unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. The Company uses historical redemption rates to estimate the value of future award redemptions which are accrued in current liabilities and recorded as a reduction of net revenue in the period which the related

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenue is recognized. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $4.5 million and $4.2 million as of January 31, 2015 and February 1, 2014, respectively. Future revisions to the estimated liability may result in changes to net revenue.
Classification of Certain Costs and Expenses
The Company includes inbound freight charges, purchasing costs and related overhead, retail store occupancy costs including rent and depreciation and a portion of the Company’s distribution costs related to its retail business in cost of product sales. Distribution costs related primarily to the wholesale business are included in selling, general and administrative (“SG&A”) expenses and amounted to $28.8 million, $31.7 million and $36.2 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The Company also includes store selling, selling and merchandising, advertising, design and other corporate overhead costs as a component of SG&A expenses.
The Company classifies amounts billed to customers for shipping fees as revenues and classifies costs related to shipping as cost of product sales in the accompanying consolidated statements of income.
Advertising and Marketing Costs
The Company expenses the cost of advertising as incurred. Advertising and marketing expenses charged to operations for fiscal 2015, fiscal 2014 and fiscal 2013 were $40.0 million, $45.0 million and $59.1 million, respectively.
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
In addition, the Company has granted certain nonvested stock awards/units and stock options that require the recipient to achieve certain minimum performance targets in order for these awards to vest. If the minimum performance targets have not been achieved or are not expected to be achieved, no expense is recognized during the period.
Foreign Currency
Foreign Currency Translation Adjustment
The local selling currency is typically the functional currency for all of the Company’s significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at the weighted average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity. In addition, the Company records foreign currency translation adjustments related to its noncontrolling interests within stockholders’ equity. Periodically, the Company may also use foreign currency forward contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries (see below). Changes in the fair values of these foreign currency forward contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The total foreign currency translation adjustment decreased stockholders’ equity by $116.7 million, from an accumulated foreign currency translation loss of $7.7 million as of February 1, 2014 to an accumulated foreign currency translation loss of $124.4 million as of January 31, 2015.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign currency contracts (see below), are included in the consolidated statements of income. Net foreign currency transaction gains included in the determination of net earnings were $13.8 million, $6.3 million and $8.6 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
Forward Contracts Designated as Hedging Instruments
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. Various transactions that occur primarily in Europe, Canada, South Korea and Mexico are denominated in U.S. dollars and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company has entered into certain forward contracts to hedge the risk of a portion of these anticipated foreign currency transactions against foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these hedges. The Company does not hedge all transactions denominated in foreign currency. The Company may also hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries.
Changes in the fair value of the U.S. dollar/euro and U.S. dollar/Canadian dollar forward contracts for anticipated U.S. dollar merchandise purchases designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of U.S. dollar/euro forward contracts for U.S. dollar intercompany royalties designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred. Changes in the fair value of any U.S. dollar/euro dollar forward contracts designated as net investment hedges are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are not recognized in earnings until the sale or liquidation of the hedged net investment.
Forward Contracts Not Designated as Hedging Instruments
The Company also has forward contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of forward contracts not designated as hedging instruments are reported in net earnings as part of other income and expense.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, the effective portion of the change in the fair value of cash flow hedges, unrealized gains or losses on available-for-sale securities and defined benefit plan impact from plan amendment, prior service credit or cost amortization and actuarial valuation gains or losses and related amortization. Comprehensive income (loss) is presented in the consolidated statements of comprehensive income (loss).
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.
Investment Securities
The Company accounts for its investment securities in accordance with authoritative guidance which requires investments to be classified into one of three categories based on management’s intent: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at their amortized cost. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Trading securities are recorded at market value with unrealized gains and losses reported in net earnings. The appropriate classification of investment securities is determined at the time of purchase and reevaluated at each balance sheet date. The Company currently accounts for its investment securities as available-for-sale. There were minimal investment securities included in other assets in the Company’s consolidated balance sheet as of January 31, 2015.
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
The Company is also exposed to concentrations of credit risk through its accounts receivable balances. The Company extends credit to corporate customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of January 31, 2015, approximately 53% of the Company’s total net trade accounts receivable and 66% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

collection trends, an evaluation of the impact of current economic conditions and whether the Company has obtained credit insurance or other guarantees. The Company’s corporate customers are principally located throughout Europe, North America and Asia, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. However, such credit risk is considered limited due to the Company’s large customer base. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented were immaterial and did not significantly exceed management’s estimates. The Company’s two largest wholesale customers accounted for approximately 3.6%, 3.3% and 3.5% of the Company’s consolidated net revenue in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
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
Long-Lived Assets
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers each individual store or concession as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software and certain long-term security deposits and lease acquisition costs. The Company reviews retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting one year allows a store or concession to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for retail locations in new markets, where the Company is in the early stages of establishing its presence, once the locations have been opened for at least two years. The Company believes that waiting two years allows for brand awareness to be established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future expected cash flows for store and concession assets are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected store and concession closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each retail location. The Company also considers factors such as: the local environment for each retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. The estimated cash flows used for this nonrecurring fair value measurement are considered a Level 3 input as defined in Note 20. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
See Note 5 for further details on asset impairments.
Goodwill
Goodwill is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. The Company has identified its North American Retail and North American Wholesale segments and its European wholesale and European retail components of its Europe segment as separate reporting units for goodwill impairment testing since each have different economic characteristics. In accordance with authoritative guidance, the Company first assesses qualitative factors relevant in determining whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts. Based on this analysis, the Company determines whether it is necessary to perform a quantitative impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the amount of any impairment loss to be recognized for that reporting unit is determined using two steps. First, the Company determines the fair value of the reporting unit using a discounted cash flow analysis, which requires unobservable inputs (Level 3) within the fair value hierarchy as defined in Note 20. These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with authoritative guidance.
Defined Benefit Plans
In accordance with authoritative guidance for defined benefit pension and other postretirement plans, an asset for a plan’s overfunded status or a liability for a plan’s underfunded status is recognized in the consolidated balance sheets; plan assets and obligations that determine the plan’s funded status are measured as of the end of the Company’s fiscal year; and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in other comprehensive income (loss) and as a separate component of stockholders’ equity.
The Company’s pension obligations and related costs are calculated using actuarial concepts, within the authoritative guidance framework, and are considered Level 3 inputs as defined in Note 20. The life expectancy, estimated retirement age, discount rate, estimated future compensation and expected return on plan assets are important elements of expense and/or liability measurement. These critical assumptions are evaluated annually which enables expected future payments for benefits to be stated at present value on the measurement date. If actual results are not consistent with actuarial assumptions, the amounts recognized for the defined benefit plans could change significantly.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In April 2014, the FASB issued authoritative guidance which raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. This guidance is effective for fiscal periods beginning after December 15, 2014, which will be the Company’s first quarter of fiscal 2016. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements unless the Company disposes of a business that meets the updated definition of discontinued operations.
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, and allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, which will be the Company’s fourth quarter of fiscal 2017, with early adoption permitted. The adoption of this guidance is not expected to impact the Company’s consolidated financial statements or related disclosures.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2015, the FASB issued authoritative guidance which modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal periods beginning after December 15, 2015, which will be the Company’s first quarter of fiscal 2017, and allows for either full retrospective or modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
(3) Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Jan 31, 2015	Feb 1, 2014
Trade	$232,768	$291,411
Royalty	10,118	16,372
Other	5,239	8,174
	248,125	315,957
Less allowance for doubtful accounts	31,920	39,392
	$216,205	$276,565
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
(4) Inventories
Inventories consist of the following (in thousands):

	Jan 31, 2015	Feb 1, 2014
Raw materials	$4,548	$10,585
Work in progress	77	977
Finished goods	314,453	339,337
	$319,078	$350,899
As of January 31, 2015 and February 1, 2014, the Company had an allowance to write down inventories to the lower of cost or market of $19.7 million and $23.4 million, respectively.
(5) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	Jan 31, 2015	Feb 1, 2014
Land and land improvements	$2,866	$2,866
Building and building improvements	3,471	4,063
Leasehold improvements	386,374	409,582
Furniture, fixtures and equipment	356,960	383,127
Construction in progress	11,417	9,706
Properties under capital lease	19,190	22,931
	780,278	832,275
Less accumulated depreciation and amortization	520,754	507,669
	$259,524	$324,606
Construction in progress represents the costs associated with the construction in progress of leasehold improvements to be used in the Company’s operations, primarily for new and remodeled stores in retail operations. No interest costs were capitalized related to construction in progress during fiscal 2015, fiscal 2014 and fiscal 2013.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accumulated depreciation and amortization related to the property under the capital lease was approximately $5.8 million and $6.1 million as of January 31, 2015 and February 1, 2014, respectively, and was included in depreciation expense when recognized. See Notes 8 and 14 for information regarding the associated capital lease obligations.
Impairment
The Company recorded impairment charges of $24.8 million, $8.8 million and $10.1 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively, related primarily to the impairment of certain under-performing retail stores and expected store closures in North America and Europe. These impairment charges, which exclude impairment charges incurred during fiscal 2014 related to restructuring activities, were included in SG&A expenses in the Company’s consolidated statements of income for each of the respective periods. Refer to Note 9 for more information regarding impairment charges related to restructuring activities.
Impairments to long-lived assets, excluding impairment charges related to restructuring activities during fiscal 2014, are summarized as follows (in thousands):

	Jan 31, 2015	Feb 1, 2014
Aggregate carrying value of all long-lived assets impaired	$26,106	$8,928
Less impairment charges	24,766	8,821
Aggregate remaining fair value of all long-lived assets impaired	$1,340	$107
The Company’s impairment evaluations included testing of 179 stores and concessions during fiscal 2015 and 90 stores during fiscal 2014, which were deemed to have impairment indicators. The Company concluded that 139 stores and concessions, and 31 stores, respectively, were determined to be impaired, as the carrying amounts of the assets exceeded their estimated fair values (determined based on discounted cash flows) at each of the respective dates. Refer to Note 1 for a description of other assumptions that management considers in estimating the future discounted cash flows. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
(6) Goodwill and Intangible Assets
Goodwill activity is summarized by business segment as follows (in thousands):

	North American Retail	Europe	North American Wholesale	Total
Goodwill balance at February 2, 2013	$1,925	$27,362	$10,000	$39,287
Adjustments:
Translation Adjustments	(85)	(195)	(15)	(295)
Goodwill balance at February 1, 2014	1,840	27,167	9,985	38,992
Adjustments:
Disposal	—	(113)	—	(113)
Translation Adjustments	(91)	(4,639)	(16)	(4,746)
Goodwill balance at January 31, 2015	$1,749	$22,415	$9,969	$34,133
The Company has no accumulated impairment related to goodwill.
Other intangible assets as of January 31, 2015 consisted primarily of lease and license acquisition costs related to European acquisitions. Gross intangible assets were $32.0 million and $37.7 million as of January 31, 2015 and February 1, 2014, respectively. The accumulated amortization of intangible assets with finite useful lives was $22.3 million and $24.6 million as of January 31, 2015 and February 1, 2014, respectively. For these assets, amortization expense over the next five years is expected to be approximately $2.0 million in fiscal 2016, $1.6 million in fiscal 2017, $1.3 million in fiscal 2018, $1.0 million in fiscal 2019 and $0.7 million in fiscal 2020.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Accrued Expenses
Accrued expenses are summarized as follows (in thousands):

	Jan 31, 2015	Feb 1, 2014
Accrued compensation and benefits	$55,775	$68,354
Sales and use taxes, property taxes and other indirect taxes	20,874	23,126
Deferred royalties and other revenue	15,490	15,787
Store credits, loyalty and gift cards	9,745	9,738
Advertising	9,368	7,853
Construction costs	5,376	3,714
Professional fees	4,988	5,871
Accrued rent	2,378	9,607
Restructuring charges	276	4,578
Income taxes	—	11,823
Derivative financial instruments	—	1,712
Other	16,224	12,170
	$140,494	$174,333
(8) Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Jan 31, 2015	Feb 1, 2014
European capital lease, maturing quarterly through calendar 2016	$5,745	$8,637
Other	1,968	3,103
	7,713	11,740
Less current installments	1,548	4,160
Long-term capital lease obligations and other debt	$6,165	$7,580
Capital Lease
The Company entered into a capital lease in December 2005 for a building in Florence, Italy. As of January 31, 2015, the capital lease obligation was $5.7 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures on February 1, 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability as of January 31, 2015 was approximately $0.3 million.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All obligations under the Credit Facility are unconditionally guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the personal assets of the Company and such domestic subsidiaries, including a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries.
Direct borrowings under the Credit Facility will be made, at the Company’s option, as (a) Eurodollar Rate Loans, which shall bear interest at the published LIBOR rate for the respective interest period plus an applicable margin (varying from 1.15% to 1.65%) based on the Company’s leverage ratio at the time, or (b) Base Rate Loans, which shall bear interest at the higher of (i) 0.50% in excess of the federal funds rate, (ii) the rate of interest as announced by JP Morgan as its “prime rate,” or (iii) 1.0% in excess of the one month adjusted LIBOR rate, plus an applicable margin (varying from 0.15% to 0.65%) based on the Company’s leverage ratio at the time. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of January 31, 2015, the Company had $1.7 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
The Credit Facility requires the Company to comply with a leverage ratio and a fixed charge coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. The Credit Facility also limits the Company’s ability to pay dividends unless, among other factors, immediately after giving effect thereto the aggregate amount of unrestricted cash and cash equivalents held by Guess?, Inc. and its domestic subsidiaries is at least $50 million. The Company may need to borrow against this facility periodically to ensure it will continue to meet the requirements of this covenant. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. The Credit Facility allows for both secured and unsecured borrowings outside of the Credit Facility up to specified amounts.
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of January 31, 2015, the Company could have borrowed up to $99.4 million under these agreements. As of January 31, 2015, the Company had no outstanding borrowings and $0.7 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.3% to 6.8%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $39.5 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Maturities of capital lease obligations and debt as of January 31, 2015 are as follows (in thousands):

	Capital Lease	Debt	Total
Fiscal 2016	$1,548	$—	$1,548
Fiscal 2017	4,197	—	4,197
Fiscal 2018	—	—	—
Fiscal 2019	—	626	626
Fiscal 2020	—	1,342	1,342
Thereafter	—	—	—
Total	$5,745	$1,968	$7,713

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) Restructuring Charges
During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. There were no restructuring charges incurred during fiscal 2015 as the actions under these plans were substantially completed during fiscal 2014. The Company does not expect significant future cash-related charges to be incurred during fiscal 2016 as a result of these plans. During fiscal 2014, the Company incurred restructuring charges of $12.4 million related primarily to severance, impairment and lease termination costs. As of January 31, 2015, the Company had a balance of approximately $0.3 million in accrued expenses for amounts expected to be paid during fiscal 2016. At February 1, 2014, the Company had a balance of approximately $4.6 million in accrued expenses related to these restructuring activities.
The following table summarizes the components of the restructuring activities for fiscal 2015 and fiscal 2014 (in thousands):

	Severance	Impairment and Lease Termination	Total
Balance at February 2, 2013	$—	$—	$—
Charges to operations	9,206	3,236	12,442
Non-cash write-offs	—	(1,717)	(1,717)
Cash payments	(4,567)	(1,492)	(6,059)
Foreign currency and other adjustments	(61)	(27)	(88)
Balance at February 1, 2014	$4,578	$—	$4,578
Cash payments	(2,952)	—	(2,952)
Foreign currency and other adjustments	(1,350)	—	(1,350)
Balance at January 31, 2015	$276	$—	$276
(10) Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for fiscal 2015 and fiscal 2014 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at February 2, 2013	$10,618	$(1,782)	$110	$(11,407)	$(2,461)
Gains (losses) arising during the period	(17,838)	4,092	(7)	3,815	(9,938)
Reclassification to net earnings for (gains) losses realized	217	(2,423)	—	804	(1,402)
Net other comprehensive income (loss)	(17,621)	1,669	(7)	4,619	(11,340)
Balance at February 1, 2014	$(7,003)	$(113)	$103	$(6,788)	$(13,801)
Gains (losses) arising during the period	(114,566)	6,734	(52)	(6,356)	(114,240)
Reclassification to net earnings for (gains) losses realized	—	536	(54)	494	976
Net other comprehensive income (loss)	(114,566)	7,270	(106)	(5,862)	(113,264)
Balance at January 31, 2015	$(121,569)	$7,157	$(3)	$(12,650)	$(127,065)

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings during fiscal 2015 and fiscal 2014 are as follows (in thousands):

			Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings
	Year Ended Jan 31, 2015	Year Ended Feb 1, 2014
Foreign currency translation adjustment:
Liquidation of investment in a foreign entity	$—	$217	Restructuring charges
	—	217
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	272	(3,050)	Cost of sales
Foreign exchange currency contracts	(165)	(9)	Other income/expense
Less income tax effect	429	636	Income tax expense
	536	(2,423)
Marketable securities:
Available-for-sale securities	(87)	—	Other income/expense
Less income tax effect	33	—	Income tax expense
	(54)	—
Defined benefit plans:
Actuarial loss amortization	1,002	1,108	(1)
Prior service (credit) cost amortization	(233)	194	(1)
Less income tax effect	(275)	(498)	Income tax expense
	494	804
Total reclassifications during the period	$976	$(1,402)
________________________________________________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. Refer to Note 12 for further information.
(11) Income Taxes
Income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Federal:
Current	$37,802	$61,239	$42,365
Deferred	(8,566)	(20,294)	10,943
State:
Current	6,242	6,202	5,853
Deferred	(3,262)	(1,627)	1,494
Foreign:
Current	9,756	25,611	30,775
Deferred	3,852	4,117	7,698
Total	$45,824	$75,248	$99,128
Except where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as the Company intends to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax-effective to do so. That portion of accumulated undistributed earnings of foreign subsidiaries as of January 31, 2015 and February 1, 2014 was approximately $772 million and $747 million, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actual income tax expense differs from expected income tax expense obtained by applying the statutory federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Computed “expected” tax expense	$50,053	$81,536	$98,215
State taxes, net of federal benefit	1,937	2,974	4,776
Incremental foreign taxes less than federal statutory tax rate	(2,603)	(10,107)	(13,307)
Net tax settlements	—	—	12,832
Unrecognized tax benefit	471	6,856	147
Prior year tax adjustments	(2,955)	(3,489)	(2,300)
Other	(1,079)	(2,522)	(1,235)
Total	$45,824	$75,248	$99,128
Total income tax expense (benefit) was allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Operations	$45,824	$75,248	$99,128
Stockholders’ equity	(660)	3,673	3,703
Total income taxes	$45,164	$78,921	$102,831
The tax effects of the components of other comprehensive income (loss) were allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Derivative financial instruments designated as cash flow hedges	$721	$237	$(1,056)
Marketable securities	(61)	(4)	85
Defined benefit plans	(2,335)	2,963	2,855
Total income tax expense (benefit)	$(1,675)	$3,196	$1,884
Total earnings before income tax expense and noncontrolling interests were comprised of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Domestic operations	$98,036	$140,153	$169,755
Foreign operations	44,972	92,806	110,859
Earnings before income tax expense and noncontrolling interests	$143,008	$232,959	$280,614

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to significant portions of current and non-current deferred tax assets and deferred tax liabilities as of January 31, 2015 and February 1, 2014 are presented below (in thousands):

	Jan 31, 2015	Feb 1, 2014
Deferred tax assets:
Defined benefit plans	$23,901	$21,716
Deferred income	15,953	11,261
Rent expense	12,672	14,986
Deferred compensation	12,416	10,692
Lease incentives	6,179	8,180
Net operating losses	6,122	2,133
Bad debt reserve	5,175	9,526
Uniform capitalization	1,927	2,162
Excess of book over tax depreciation/amortization	1,667	—
Accrued bonus	1,342	2,954
Other	15,453	13,111
Total deferred tax assets	102,807	96,721
Deferred tax liabilities:
Goodwill amortization	(3,627)	(3,693)
Excess of tax over book depreciation/amortization	—	(9,310)
Other	(3,872)	(492)
Valuation allowance	(7,501)	(3,853)
Net deferred tax assets	$87,807	$79,373
Included above as of January 31, 2015 and February 1, 2014, were $19.1 million and $24.4 million for current deferred tax assets, respectively, and $68.7 million and $55.0 million for non-current deferred tax assets, respectively. Based on the historical earnings of the Company and projections of future taxable earnings, management believes it is more likely than not that the results of operations will not generate sufficient taxable earnings to realize net deferred tax assets. Therefore, the Company has recorded a valuation allowance of $7.5 million, which is an increase of $3.6 million from the prior year.
As of January 31, 2015, the Company’s U.S. and certain retail operations in Asia, Europe and Brazil had net operating loss carryforwards of $40.1 million and capital loss carryforwards of $0.2 million. These are comprised of $7.1 million of operating loss carryforwards that have an unlimited carryforward life, $10.7 million of foreign operating loss carryforwards that expire between fiscal 2016 and fiscal 2024, $22.3 million of state operating loss carryforwards that expire between fiscal 2016 and fiscal 2035 and $0.2 million of U.S. capital loss carryforwards that expire in fiscal 2019. Based on the historical earnings of these operations, management believes that it is more likely than not that some of the operations will not generate sufficient earnings or capital gains to utilize all of the net operating loss and the capital loss. As of January 31, 2015 and February 1, 2014, the Company had a valuation allowance of $5.4 million and $0.7 million, respectively, related to its net operating loss carryforwards.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefit (excluding interest and penalties) is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Beginning balance	$10,900	$4,527	$16,045
Additions:
Tax positions related to the prior year	4,224	—	—
Tax positions related to the current year	1,722	7,501	—
Reductions:
Tax positions related to the prior year	(55)	(1,128)	(568)
Tax positions related to the current year	(91)	—	—
Settlements	(599)	—	(10,950)
Expiration of statutes of limitation	(2,461)	—	—
Ending balance	$13,640	$10,900	$4,527
The amount of unrecognized tax benefit as of January 31, 2015 includes $12.6 million (net of federal benefit on state issues) which, if ultimately recognized, may reduce our future annual effective tax rate. As of January 31, 2015 and February 1, 2014, the Company had $14.4 million and $11.4 million, respectively, of aggregate accruals for uncertain tax positions, including penalties and interest.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company included interest and penalties related to uncertain tax positions of $0.3 million in net income tax expense for fiscal 2015. There were minimal interest and penalties related to uncertain tax positions included in net income tax expense for fiscal 2014. Net income tax expense for fiscal 2013 included a benefit from interest and penalties related to uncertain tax positions of $0.9 million. Total interest and penalties related to uncertain tax positions was $0.7 million and $0.5 million for the years ended January 31, 2015 and February 1, 2014, respectively.
The Company and its subsidiaries are subject to U.S. federal and foreign income tax as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. Although the Company has substantially concluded all U.S. federal, foreign, state and foreign local income tax matters for years through fiscal 2009, as of January 31, 2015, several income tax audits were underway in multiple jurisdictions for various periods after fiscal 2009. The Company does not believe that the resolution of open matters will have a material effect on the Company’s financial position or liquidity.
Italian Tax Settlement
In January 2013, to avoid a potentially long and costly litigation process, the Company reached an agreement with the Italian tax authority regarding an ongoing audit of one of the Company’s Italian subsidiaries. The agreement covered fiscal years 2008 through 2013. As a result of the agreement during the fourth quarter of fiscal 2013, the Company recorded a settlement charge of $12.8 million (including penalty and interest and net of related offsets in other tax jurisdictions) in excess of prior uncertain tax position reserves of $11.7 million. The settlement amount was payable to the Italian tax authority in quarterly installments through fiscal 2015.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Defined Benefit Plans
The Company maintains two defined benefit plans for certain employees in the U.S. and Switzerland. In accordance with authoritative guidance for defined benefit pension and other postretirement plans, an asset for a plan’s overfunded status or a liability for a plan’s underfunded status is recognized in the consolidated balance sheets; plan assets and obligations that determine the plan’s funded status are measured as of the end of the Company’s fiscal year; and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in other comprehensive income (loss) and as a separate component of stockholders’ equity.
The Company’s pension obligations and related costs are calculated using actuarial concepts, within the authoritative guidance framework, and are considered Level 3 inputs as defined in Note 20. The life expectancy, estimated retirement age, discount rate, estimated future compensation and expected return on plan assets are important elements of expense and/or liability measurement. These critical assumptions are evaluated annually which enables expected future payments for benefits to be stated at present value on the measurement date. If actual results are not consistent with actuarial assumptions, the amounts recognized for the defined benefit plans could change significantly.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and may continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies may vary, depending on any changes to the estimates of final annual compensation levels and investment performance of the trust. The cash surrender values of the insurance policies were $53.6 million and $51.4 million as of January 31, 2015 and February 1, 2014, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $2.2 million, $3.6 million and $3.4 million in other income during fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic defined benefit pension cost to comprehensive income (loss) for fiscal 2015, fiscal 2014 and fiscal 2013 related to the SERP were as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Interest cost	$2,289	$2,345	$2,392
Net amortization of unrecognized prior service (credit) cost	(233)	194	620
Net amortization of actuarial losses	938	1,108	3,340
Net periodic defined benefit pension cost	$2,994	$3,647	$6,352
Unrecognized prior service (credit) cost charged to comprehensive income (loss)	$(233)	$194	$620
Unrecognized net actuarial loss charged to comprehensive income (loss)	938	1,108	3,340
Actuarial gains (losses)	(6,142)	1,751	3,508
Plan amendment	—	4,529	—
Related tax impact	2,080	(2,963)	(2,855)
Total periodic defined benefit pension cost and other charges to comprehensive income (loss)	$(3,357)	$4,619	$4,613
Included in accumulated other comprehensive income (loss), before tax, as of January 31, 2015 and February 1, 2014 were the following amounts that have not yet been recognized in net periodic defined benefit pension cost (in thousands):

	Jan 31, 2015	Feb 1, 2014
Unrecognized prior service credit (1)	$(1,748)	$(1,981)
Unrecognized net actuarial loss	18,178	12,974
Total included in accumulated other comprehensive loss	$16,430	$10,993
________________________________________________________________________

(1)
During fiscal 2014, the Company amended the SERP to limit the amount of eligible wages under the plan that count toward the SERP benefit for the active participant. As a result, unrecognized prior service cost was reduced by $4.5 million during fiscal 2014.

The following chart summarizes the SERP’s funded status and the amounts recognized in the Company’s consolidated balance sheets (in thousands):

	Jan 31, 2015	Feb 1, 2014
Projected benefit obligation (1)	$(61,862)	$(54,704)
Plan assets at fair value (2)	—	—
Net liability	$(61,862)	$(54,704)
________________________________________________________________________

(1)	The projected benefit obligation was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments.

(2)
The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table above does not include the insurance policies with cash surrender values of $53.6 million and $51.4 million as of January 31, 2015 and February 1, 2014, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the changes in the projected benefit obligation for fiscal 2015 and fiscal 2014 is as follows (in thousands):

Projected Benefit Obligation
Balance at February 2, 2013	$58,639
Interest cost	2,345
Plan amendment	(4,529)
Actuarial gains	(1,751)
Balance at February 1, 2014	$54,704
Interest cost	2,289
Actuarial losses	6,142
Payments	(1,273)
Balance at January 31, 2015	$61,862
The Company assumed a discount rate of approximately 3.3% and 4.3% for the years ended January 31, 2015 and February 1, 2014, respectively, as part of the actuarial valuation performed to calculate the projected benefit obligation disclosed above, based on the timing of cash flows expected to be made in the future to the participants, applied to high quality yield curves. Compensation levels utilized in calculating the projected benefit obligation were derived from expected future compensation as outlined in employment contracts in effect at the time. In October 2014, the Society of Actuaries issued new mortality tables which reflected longer life expectancies than the previous tables. The Company considered these new tables in developing its best estimate of the expected mortality rates for its plan participants.
As of January 31, 2015, amounts included in comprehensive income (loss) that are expected to be recognized as components of net periodic defined benefit pension cost in fiscal 2016 consist of amortization of prior service credits of $0.2 million and actuarial losses of $1.7 million. Aggregate benefits projected to be paid in the next five fiscal years amount to $8.5 million with equal amounts expected to be paid during each of the years. Aggregate benefits projected to be paid in the following five fiscal years amount to $18.6 million.
Swiss Pension Plan
In accordance with local regulations, the Company also maintains a pension plan in Switzerland for certain of its employees. The plan is a government-mandated defined contribution plan that provides employees with a minimum investment return determined annually by the Swiss government, and as such, is treated under pension accounting in accordance with authoritative guidance. The minimum investment return was 1.75% during calendar 2014. Under the plan, both the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. The Company’s contributions must be made in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender. As of January 31, 2015, the plan had a projected benefit obligation of CHF13.9 million (US$15.1 million) and plan assets held at the independent investment fiduciary of CHF11.5 million (US$12.5 million). The net liability of CHF2.4 million (US$2.6 million) was included in other long-term liabilities in the Company’s consolidated balance sheet as of January 31, 2015. Actuarial assumptions used by the Company to calculate the projected benefit obligation and the fair value of the plans assets as of January 31, 2015 included a discount rate of 0.5% and an expected return on plan assets of 1.25%. During fiscal 2015, the Company recognized net periodic defined benefit pension cost of CHF1.4 million (US$1.6 million) and included a pre-tax net unrealized loss and related amortization of approximately CHF2.5 million (US$2.8 million) in accumulated other comprehensive loss related to the Swiss pension plan. As of January 31, 2015, amounts included in comprehensive income (loss) that are expected to be recognized as components of net periodic defined benefit pension cost in fiscal 2016 consist of amortization of actuarial losses of CHF0.2 million (US$0.2 million).

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) Related Party Transactions
The Company and its subsidiaries periodically enter into transactions with other entities or individuals that are considered related parties, including certain transactions with entities affiliated with trusts for the respective benefit of Paul Marciano, who is an executive of the Company, Maurice Marciano, Chairman of the Board, Armand Marciano, their brother and former executive of the Company and certain of their children (the “Marciano Trusts”).
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of January 31, 2015 with expiration dates ranging from 2015 to 2020.
Aggregate rent, common area maintenance charges and property tax expense recorded under these related party leases for fiscal 2015, fiscal 2014 and fiscal 2013 was $5.8 million, $6.1 million and $5.9 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related. Refer to Note 14 for more information on lease commitments.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through MPM Financial and independent third party management companies contracted by MPM Financial to manage its aircraft. Under an informal arrangement with MPM Financial and the third party management companies, the Company has chartered, and may from time-to-time continue to charter, aircraft owned by MPM Financial at a discount from the third party management companies’ preferred customer hourly charter rates. The total fees paid under these arrangements for fiscal 2015, fiscal 2014 and fiscal 2013 were approximately $1.4 million, $0.6 million and $1.3 million, respectively.
Consulting Arrangement
After serving for over 30 years as an executive and leader for Guess?, Inc., co-founder Maurice Marciano retired from his position as executive Chairman of the Board and as an employee of the Company upon the expiration of his employment agreement on January 28, 2012. Mr. Marciano continues to serve the Company as its non-executive Chairman of the Board. In addition, under the terms of his previously existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement, subsequently extended for a third year (the “Marciano Consulting Agreement”), under which Mr. Marciano provided certain consulting services to the Company, including advice and counsel to the Company’s Chief Executive Officer and other senior executives. The Marciano Consulting Agreement provided for consulting fees of $500,000 per year and continued automobile use in a manner consistent with past practice. The Marciano Consulting Agreement expired on January 28, 2015 and was not renewed. Total expenses incurred with respect to the Marciano Consulting Agreement were approximately $0.5 million for each of fiscal 2015, fiscal 2014 and fiscal 2013.
Other Transactions
From time-to-time, the Company utilizes a third-party agent named Harmony Collection, LLC to produce specific apparel products on behalf of the Company. Armand Marciano, brother of Maurice and Paul Marciano, is part owner and an executive of the parent company of Harmony Collection, LLC. The total payments made by the Company under this arrangement for fiscal 2015, fiscal 2014 and fiscal 2013 were approximately $1.0 million, $2.2 million and $0.6 million, respectively. The Company believes that the price and transaction terms have not been significantly affected by the relationship between the parties.
(14) Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through September 2031. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 2% to 12%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through November 2019. As discussed in further detail in Note 8, the Company leases a building in Florence, Italy under a capital lease.
In March 2014, the Company amended its lease with respect to its primary U.S. distribution center based in Louisville, Kentucky to extend the term for an additional ten years, to 2024. The amendment also provides for two extension options for an additional period of five years each.
Future minimum property and equipment lease payments under the capital lease and non-cancelable operating leases as of January 31, 2015 are as follows (in thousands):

		Operating Leases
	Capital Lease	Non-Related Parties	Related Parties	Total
Fiscal 2016	$1,778	$179,269	$4,739	$185,786
Fiscal 2017	4,206	157,908	4,458	166,572
Fiscal 2018	—	140,875	4,602	145,477
Fiscal 2019	—	119,359	4,751	124,110
Fiscal 2020	—	105,147	4,907	110,054
Thereafter	—	234,644	2,280	236,924
Total minimum lease payments	$5,984	$937,202	$25,737	$968,923
Less interest	(239)
Capital lease obligations	$5,745
Less current portion	(1,548)
Long-term capital lease obligations	$4,197
Rental expense for all property and equipment operating leases during fiscal 2015, fiscal 2014 and fiscal 2013 aggregated $284.0 million, $283.5 million and $273.4 million, respectively, including percentage rent of $64.7 million, $68.7 million and $81.4 million, respectively.
Purchase Commitments
Inventory purchase commitments as of January 31, 2015 were $210.0 million. These purchase commitments can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations. Accordingly, a comparison of purchase orders from period-to-period is not necessarily meaningful.
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
Litigation
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third-party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Intermediate People’s Court of Nanjing, China and the Court of Paris, France. The three-week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. On September 15, 2014, the Court of Appeal of Milan affirmed the majority of the lower Court’s ruling in favor of the Company, but overturned the lower Court’s finding with respect to an unfair competition claim. The matter has now entered into a damages phase based on the ruling. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagrees with the Court’s decision and has appealed the ruling. The judgment in the China matter is stayed pending the appeal, which was heard in May 2014. On January 30, 2015, the Court of Paris ruled in favor of the Company, rejecting all of the plaintiff’s claims and partially cancelling two of the plaintiff’s community trademark registrations and one of the plaintiff’s international trademark registrations. On February 17, 2015, the plaintiff appealed the Court of Paris’ ruling.
On August 25, 2006, Franchez Isaguirre, a former employee of the Company, filed a complaint in the Superior Court of California, County of Los Angeles alleging violations by the Company of California wage and hour laws. The complaint was subsequently amended, adding a second former employee as an additional named party. The plaintiffs purport to represent a class of similarly situated employees in California who allegedly had been injured by not being provided adequate meal and rest breaks. The complaint seeks unspecified compensatory damages, statutory penalties, attorney’s fees and injunctive and declaratory relief. On June 9, 2009, the Court certified the class but immediately stayed the case pending the resolution of a separate California Supreme Court case on the standards of class treatment for meal and rest break claims. Following the Supreme Court ruling, the Superior Court denied the Company’s motions to decertify the class and to narrow the class in January 2013 and June 2013, respectively. The Company subsequently petitioned to have the Court’s decision not to narrow the class definition reviewed. That petition was ultimately denied by the California Supreme Court in April 2014. Trial is currently scheduled for October 26, 2015.
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through June 2012. Such assessments total €9.0 million ($10.1 million), including potential penalties and interest. It is possible that the Company will receive similar or even larger assessments for periods subsequent to June 2012 or other claims or charges related to the matter in the future. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and has therefore filed appeals with the Court of Milan.
Although the Company believes that it has a strong position and will continue to vigorously defend each of these remaining matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations.
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolution of which is not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of January 31, 2015 or February 1, 2014 related to any of the Company’s legal proceedings.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest from the acquisition of its majority-owned subsidiary, Guess Sud SAS (“Guess Sud”). The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holders by providing written notice to the Company any time after January 30, 2012. The put arrangement is recorded on the balance sheet at its expected redemption value based on a method which approximates fair value and classified as a redeemable noncontrolling interest outside of

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

permanent equity. The redemption value of the Guess Sud redeemable put arrangement was $3.4 million and $4.7 million as of January 31, 2015 and February 1, 2014, respectively.
During fiscal 2014, the Company entered into a majority-owned joint venture to establish Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”). The Company funded $1.8 million to obtain a 60% interest in Guess Brazil and is subject to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest. The put arrangement may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in the sixth year of the agreement, or sooner in certain limited circumstances, and every third anniversary from the end of the sixth year thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.0 million and $1.1 million as of January 31, 2015 and February 1, 2014, respectively.
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
A reconciliation of the total carrying amount of redeemable noncontrolling interests for fiscal 2015 and fiscal 2014 is as follows (in thousands):

	Year Ended	Year Ended
	Jan 31, 2015	Feb 1, 2014
Beginning balance	$5,830	$3,144
Foreign currency translation adjustment	(788)	(104)
Noncontrolling interest capital contribution	—	1,199
Redeemable noncontrolling interest redemption value adjustment	(605)	1,591
Ending balance	$4,437	$5,830
(15) Savings Plans
The Company established the Guess?, Inc. Savings Plan (the “Savings Plan”) under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees (“associates”) may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 3.0% of the associates’ annual compensation. Investment selections consist of mutual funds and do not include any Company common stock. The Company’s contributions to the Savings Plan amounted to $1.3 million for each of fiscal 2015, fiscal 2014 and fiscal 2013.
Effective January 1, 2006, the Company adopted a Non-qualified Deferred Compensation Plan (the “DCP”). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses. The deferred amounts and earnings thereon are payable to participants at specified future distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or installments, pursuant to elections under the rules of the DCP. The participants to the DCP have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The Company has purchased corporate-owned life insurance, which is held in a rabbi trust, to offset this liability. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. All earnings and expenses of the rabbi trust are reported in the Company’s consolidated statements of income in other income and expense. For fiscal 2015, fiscal 2014 and fiscal 2013, the Company incurred gains of $0.3 million, $0.6 million and $0.4 million, respectively, related

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the change in the value of the insurance policy investments. The deferred compensation liability as of January 31, 2015 and February 1, 2014 was $9.1 million and $7.5 million, respectively. The related long-term asset as of January 31, 2015 and February 1, 2014 was $9.4 million and $9.1 million, respectively.
(16) Quarterly Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for fiscal 2015 and fiscal 2014 (in thousands, except per share data):

	Quarterly Periods Ended (1)
Year Ended January 31, 2015	May 3, 2014	Aug 2, 2014	Nov 1, 2014	Jan 31, 2015
Net revenue	$522,541	$608,571	$589,834	$696,727
Gross profit	176,231	216,777	213,958	260,919
Net earnings (loss)	(2,187)	22,272	21,510	55,589
Net earnings (loss) attributable to Guess?, Inc.	(2,101)	21,954	20,788	53,929
Net earnings (loss) per common share attributable to common stockholders: (2)
Basic	$(0.03)	$0.26	$0.24	$0.63
Diluted	$(0.03)	$0.26	$0.24	$0.63

	Quarterly Periods Ended (1)
Year Ended February 1, 2014	May 4, 2013	Aug 3, 2013	Nov 2, 2013	Feb 1, 2014
Net revenue	$548,914	$639,012	$613,497	$768,363
Gross profit	197,426	248,532	228,227	301,949
Net earnings	11,100	40,703	34,811	71,097
Net earnings attributable to Guess?, Inc.	9,916	39,866	34,020	69,632
Net earnings per common share attributable to common stockholders: (2) (3)
Basic	$0.12	$0.47	$0.40	$0.82
Diluted	$0.12	$0.47	$0.40	$0.82
_________________________________________________________________________

(1)	All fiscal quarters presented consisted of 13 weeks.

(2)
Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the average common shares outstanding during each period.

(3)
During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring charges of $2.3 million, $6.1 million, $1.9 million and $2.1 million during the first, second, third and fourth quarters of fiscal 2014, respectively. Refer to Note 9 for further detail regarding the restructuring charges.

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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment information is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Net revenue:
North American Retail	$1,032,601	$1,075,475	$1,116,836
Europe	825,136	903,791	939,599
Asia	281,090	292,714	290,655
North American Wholesale	167,707	179,600	194,373
Licensing	111,139	118,206	117,142
Total net revenue	$2,417,673	$2,569,786	$2,658,605
Earnings (loss) from operations:
North American Retail	$(13,734)	$39,540	$78,285
Europe	66,231	97,231	103,975
Asia	8,013	25,592	26,525
North American Wholesale	34,173	38,771	45,008
Licensing	101,288	107,805	101,182
Corporate Overhead	(70,059)	(73,910)	(80,450)
Restructuring Charges	—	(12,442)	—
Total earnings from operations	$125,912	$222,587	$274,525
Capital expenditures:
North American Retail	$30,704	$29,980	$49,759
Europe	22,930	30,994	31,930
Asia	7,150	7,150	8,614
North American Wholesale	4,958	4,870	2,725
Licensing	16	39	40
Corporate Overhead	5,740	2,405	6,523
Total capital expenditures	$71,498	$75,438	$99,591

	Jan 31, 2015	Feb 1, 2014
Total assets:
North American Retail	$279,903	$334,464
Europe	690,294	819,999
Asia	146,292	158,798
North American Wholesale	274,996	138,918
Licensing	9,933	16,037
Corporate Overhead	199,987	296,215
Total assets	$1,601,405	$1,764,431

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Net revenue:
U.S.	$951,137	$988,746	$1,028,549
Italy	278,523	306,281	365,299
Canada	238,417	264,107	290,320
South Korea	200,465	198,843	182,475
Other foreign countries	749,131	811,809	791,962
Total net revenue	$2,417,673	$2,569,786	$2,658,605

	Jan 31, 2015	Feb 1, 2014
Long-lived assets:
U.S.	$130,497	$154,251
Italy	40,609	54,842
Canada	22,476	29,803
South Korea	8,945	7,328
Other foreign countries	110,763	135,546
Total long-lived assets	$313,290	$381,770
(18) Earnings Per Share
The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Net earnings attributable to Guess?, Inc.	$94,570	$153,434	$178,744
Less net earnings attributable to nonvested restricted stockholders	662	1,243	1,347
Net earnings attributable to common stockholders	$93,908	$152,191	$177,397

Weighted average common shares used in basic computations	84,604	84,271	86,262
Effect of dilutive securities:
Stock options and restricted stock units	233	251	278
Weighted average common shares used in diluted computations	84,837	84,522	86,540
Net earnings per common share attributable to common stockholders:
Basic	$1.11	$1.81	$2.06
Diluted	$1.11	$1.80	$2.05
For fiscal 2015, fiscal 2014 and fiscal 2013, equity awards granted for 1,551,511, 1,251,927 and 1,364,703, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For fiscal 2015, the Company also excluded 159,700 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common share equivalents outstanding because the performance condition was not achieved as of January 31, 2015.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Share-Based Compensation
Share-Based Compensation Plans
The Company has four share-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the “Plan”) provides that the Board of Directors may grant stock options and other equity awards to officers, key employees and certain consultants and advisors to the Company or any of its subsidiaries. Effective May 20, 2014, the Plan was amended to extend the term for an additional ten years and reduce the authorized issuance of shares from 20,000,000 shares of common stock to 15,000,000 shares of common stock. The amendment also extended the ability for the Company to grant certain performance-based awards under the Plan through the beginning of calendar year 2019. All other remaining provisions under the Plan remain in full force and effect. As of January 31, 2015 and February 1, 2014, there were 6,593,723 and 12,151,436 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. Stock awards/units granted under the Plan typically vest in increments of one-fourth of the shares granted on each anniversary from the date of grant. The three most recent annual grants for stock options and other equity awards had initial vesting periods of nine months followed by three annual vesting periods. The Guess?, Inc. Employee Stock Purchase Plan (“ESPP”) allows for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Guess?, Inc. 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (the “Director Plan”) provides for the grant of equity awards to non-employee directors. The Director Plan authorizes the issuance of up to 2,000,000 shares of common stock which consists of 1,000,000 shares that were initially approved for issuance on July 30, 1996 plus an additional 1,000,000 shares that were approved for issuance effective May 9, 2006. As of January 31, 2015 and February 1, 2014, there were 827,463 and 860,432 shares available for grant under this plan, respectively. In addition, the Guess?, Inc. 1996 Equity Incentive Plan, under which equity grants have not been permitted since the approval of the Plan in 2004, continues to govern outstanding awards previously made thereunder.
Performance Awards
On April 8, 2014, the Company granted 100,000 nonvested stock units to Paul Marciano, the Company’s Chief Executive Officer and Vice Chairman of the Board, in connection with an employment agreement entered into between the Company and Mr. Marciano during fiscal 2014. The nonvested stock units had an initial vesting period of ten months followed by two annual vesting periods and were subject to certain performance-based vesting conditions for fiscal 2015 as well as continued service vesting conditions through the vesting periods. The Company also granted a target of 159,700 nonvested stock units to Mr. Marciano on April 8, 2014; however, these stock units are not expected to vest as a result of certain performance-based vesting conditions for fiscal 2015.
On July 11, 2013, the Company granted 100,000 nonvested stock units to Mr. Marciano which had an initial vesting period of seven months followed by two annual vesting periods and were subject to certain performance-based vesting conditions for the last three quarters of fiscal 2014 as well as continued service vesting conditions through the vesting periods. The Company also granted a target of 143,700 nonvested stock units to Mr. Marciano, of which approximately 84% are expected to vest based on the achievement of certain performance-based conditions for the last three quarters of fiscal 2014 subject to continued service vesting conditions through the vesting date. Such shares are scheduled to vest on February 1, 2016.
On May 1, 2008, the Company granted an aggregate of 167,000 nonvested stock awards to certain employees which were subject to certain annual performance-based vesting conditions over a five-year period. On October 30, 2008, the Company granted an aggregate of 563,400 nonvested stock options to certain employees scheduled to vest over a four-year period, which were subject to the achievement of certain performance-based vesting conditions for fiscal 2010. During the first quarter of fiscal 2010, the Compensation Committee determined that the performance goals established in the prior year were no longer set at an appropriate level to incentivize and help retain employees given the greater than previously anticipated deterioration of the economy that had occurred since the goals were established. Therefore, in April 2009, the Compensation Committee modified the performance goals of that year’s tranche of the outstanding performance-based stock awards and options to address the challenges associated with the economic environment. During first quarter of fiscal 2011, fiscal 2012 and fiscal 2013, the Compensation

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Committee modified the performance goals of the respective year’s tranche of the outstanding performance-based stock awards to address the continuing challenges associated with the economic environment. None of the modifications had a material impact on the consolidated financial statements of the Company.
Share-Based Compensation Expense
Compensation expense for nonvested stock options and stock awards is recognized on a straight-line basis over the vesting period. The Company estimates forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur.
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during fiscal 2015, fiscal 2014 and fiscal 2013 (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Stock options	$2,106	$2,490	$4,633
Nonvested stock awards/units	12,999	11,225	11,337
ESPP	237	234	315
Total share-based compensation expense	$15,342	$13,949	$16,285
Stock options
The following table summarizes the stock option activity under all of the Company’s stock plans during fiscal 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at February 1, 2014	1,781,926	$30.46
Granted	456,950	27.97
Exercised	(96,158)	12.92
Forfeited	(325,587)	31.27
Expired	—	—
Options outstanding at January 31, 2015	1,817,131	$30.61	6.45	$69
Exercisable at January 31, 2015	1,274,541	$31.89	5.49	$69
Options exercisable and expected to vest at January 31, 2015	1,749,715	$30.74	6.34	$69
The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during fiscal 2015, fiscal 2014 and fiscal 2013:

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Risk-free interest rate	0.8%	0.5%	0.4%
Expected stock price volatility	36.1%	39.7%	46.8%
Expected dividend yield	3.3%	3.0%	2.6%
Expected life of stock options (in years)	3.7	3.7	3.6
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average grant date fair value of options granted was $5.99, $6.38 and $8.92 during fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The total intrinsic value of stock options exercised during fiscal 2015, fiscal 2014 and fiscal 2013 was $0.9 million, $2.2 million and $3.4 million, respectively. The intrinsic value of stock options is defined as the difference between the Company’s stock price on the exercise date and the grant date exercise price. The total cash received from option exercises was $1.2 million, $5.0 million and $5.1 million during fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
The excess tax benefit realized for the tax deductions from option exercises for fiscal 2015 was $0.2 million and has been included in cash flows from financing activities for fiscal 2015. The excess tax shortfall of $0.5 million was included in cash flows from operating activities for fiscal 2015. The compensation expense included in SG&A expense recognized was $2.1 million before the recognized income tax benefit of $0.7 million during fiscal 2015. As of January 31, 2015, there was approximately $2.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options. This cost is expected to be recognized over a weighted average period of 1.6 years.
Nonvested stock awards/units
The following table summarizes the nonvested stock awards/units activity under all of the Company’s stock plans during fiscal 2015:

	Number of Shares/Units	Weighted Average Grant Date Fair Value
Nonvested at February 1, 2014	963,655	$29.76
Granted	631,645	28.12
Vested	(431,713)	30.12
Forfeited	(172,000)	29.06
Nonvested at January 31, 2015	991,587	$28.71
The weighted average grant date fair value of nonvested stock awards/units granted was $28.12, $28.34 and $29.71 during fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The total fair value at grant date of previously nonvested stock awards/units that were vested during fiscal 2015, fiscal 2014 and fiscal 2013 was $13.0 million, $9.0 million and $17.5 million, respectively. During fiscal 2015, fiscal 2014 and fiscal 2013, the total intrinsic value of nonvested stock awards/units that vested was $9.9 million, $8.3 million and $15.0 million, respectively.
The excess tax benefit realized for the tax deductions from vested shares and dividends paid on unvested shares for fiscal 2015 was $0.2 million and has been included in cash flows from financing activities for fiscal 2015. The excess tax shortfall of $1.0 million was included in cash flows from operating activities for fiscal 2015. The total intrinsic value of nonvested stock awards/units outstanding and unvested as of January 31, 2015 was $18.6 million. The compensation expense included in SG&A expense recognized during fiscal 2015 was $13.0 million before the recognized income tax benefit of $4.6 million. As of January 31, 2015, there was approximately $16.4 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of 1.5 years.
ESPP
In January 2002, the Company established an ESPP, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. Prior to March 4, 2009, the ESPP was a straight purchase plan with no holding period requirement. Effective March 4, 2009, the ESPP was amended to require participants to hold any shares purchased under the ESPP after April 1, 2009 for a minimum period of six months after purchase. In addition, all Company employees are subject to the terms of the Company’s securities trading policy which generally prohibits the purchase or sale of any Company securities during the two weeks before the end of each fiscal quarter through two days after the public announcement by the Company of its earnings for that period. On January 23, 2002, the Company filed with the Securities and Exchange Commission

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(“SEC”) a Registration Statement on Form S-8 registering 4,000,000 shares of common stock for the ESPP. Effective March 12, 2012, the ESPP was amended and restated to extend the term for an additional ten years.
During fiscal 2015, fiscal 2014 and fiscal 2013, 47,538 shares, 43,265 shares and 50,013 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $21.20, $22.64 and $23.72 per share, respectively.
The fair value of stock compensation expense associated with the Company’s ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted average assumptions used for grants during fiscal 2015, fiscal 2014 and fiscal 2013.

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013
Risk-free interest rate	0.0%	0.1%	0.1%
Expected stock price volatility	29.0%	29.7%	46.4%
Expected dividend yield	3.7%	3.1%	2.8%
Expected life of ESPP options (in months)	3	3	3
The weighted average grant date fair value of ESPP options granted during fiscal 2015, fiscal 2014 and fiscal 2013 was $5.02, $5.46 and $6.84, respectively.
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 31, 2015 and February 1, 2014 (in thousands):

	Fair Value Measurements at Jan 31, 2015				Fair Value Measurements at Feb 1, 2014
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$15,542	$—	$15,542	$—	$2,116	$—	$2,116
Available-for-sale securities	36	—	—	36	5,732	—	—	5,732
Total	$36	$15,542	$—	$15,578	$5,732	$2,116	$—	$7,848
Liabilities:
Foreign exchange currency contracts	$—	$—	$—	$—	$—	$1,712	$—	$1,712
Interest rate swap	—	270	—	270	—	581	—	581
Deferred compensation obligations	—	9,133	—	9,133	—	7,498	—	7,498
Total	$—	$9,403	$—	$9,403	$—	$9,791	$—	$9,791
There were no transfers of financial instruments between the three levels of fair value hierarchy during fiscal 2015 and fiscal 2014.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Available-for-sale securities are recorded at fair value and are included in short-term investments and other assets in the accompanying consolidated balance sheets depending on their respective maturity dates. As of January 31, 2015, available-for-sale securities consisting of marketable equity securities were minimal. During fiscal 2015, the Company received proceeds of $0.6 million from the sale of marketable equity securities which were classified as available-for-sale securities. The cost of securities sold was based on the specific identification method. Gains recognized during fiscal 2015 were $0.1 million as a result of this sale and were included in other income. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income (loss). The accumulated unrealized losses, net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company were minimal for the year ended January 31, 2015.
At February 1, 2014, available-for-sale securities consisted of $5.1 million of corporate bonds and $0.6 million of marketable equity securities. The accumulated unrealized gains, net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company were $0.1 million for the year ended February 1, 2014.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of January 31, 2015 and February 1, 2014, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable-rate debt including the capital lease obligation approximated rates currently available to the Company.
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
The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea and Mexico are denominated in U.S. dollars and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions.
Periodically, the Company may also use foreign currency forward contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of January 31, 2015, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.
The Company also has interest rate swap agreements, which are not designated as hedges for accounting purposes, to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable-rate capital lease obligation, thus reducing the impact of interest rate changes on future interest payment cash flows. For fiscal 2015, the Company recorded a net gain of $0.2 million in other income related to the interest rate swaps. Refer to Note 8 for further information.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Derivative Instruments
The fair value of derivative instruments in the consolidated balance sheets as of January 31, 2015 and February 1, 2014 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Jan 31, 2015	Fair Value at Feb 1, 2014
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Other current assets	$6,597	$977
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	8,945	1,139
Total		$15,542	$2,116
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Accrued expenses	$—	$672
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	—	1,040
Interest rate swaps	Other long-term liabilities	270	581
Total derivatives not designated as hedging instruments		270	1,621
Total		$270	$2,293
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
During fiscal 2015, the Company purchased U.S. dollar forward contracts in Canada and Europe totaling US$64.9 million and US$60.2 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of January 31, 2015, the Company had forward contracts outstanding for its European and Canadian operations of US$50.8 million and US$24.5 million, respectively, which are expected to mature over the next 11 months. At February 1, 2014, the Company had forward contracts outstanding for its European and Canadian operations of US$87.1 million and US$15.2 million, respectively, that were designated as cash flow hedges.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for fiscal 2015, fiscal 2014 and fiscal 2013 (in thousands):

	Gain Recognized in OCI	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings(1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Year Ended Jan 31, 2015		Year Ended Jan 31, 2015
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$6,962	Cost of sales	$(272)
Foreign exchange currency contracts	$922	Other income/expense	$165

	Gain Recognized in OCI	Location of Gain Reclassified from Accumulated OCI into Earnings(1)	Gain Reclassified from Accumulated OCI into Earnings
	Year Ended Feb 1, 2014		Year Ended Feb 1, 2014
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$4,595	Cost of sales	$3,050
Foreign exchange currency contracts	$370	Other income/expense	$9

	Gain Recognized in OCI	Location of Gain Reclassified from Accumulated OCI into Earnings(1)	Gain Reclassified from Accumulated OCI into Earnings
	Year Ended Feb 2, 2013		Year Ended Feb 2, 2013
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$2,126	Cost of sales	$8,700
Foreign exchange currency contracts	$105	Other income/expense	$628
________________________________________________________________________

(1)	The ineffective portion was immaterial during fiscal 2015, fiscal 2014 and fiscal 2013 and was recorded in net earnings and included in interest income/expense.
As of January 31, 2015, accumulated other comprehensive income (loss) included a net unrealized gain of approximately $7.2 million, net of tax, which will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Jan 31, 2015	Year Ended Feb 1, 2014
Beginning balance loss	$(113)	$(1,782)
Net gains from changes in cash flow hedges	6,734	4,092
Net (gains) losses reclassified to earnings	536	(2,423)
Ending balance gain (loss)	$7,157	$(113)
Derivatives Not Designated as Hedging Instruments
As of January 31, 2015, the Company had euro foreign currency contracts to purchase US$59.3 million expected to mature over the next 11 months and Canadian dollar foreign currency contracts to purchase US$19.9 million expected to mature over the next five months.
At February 1, 2014, the Company had euro foreign currency contracts to purchase US$111.8 million and Canadian dollar foreign currency contracts to purchase US$13.8 million.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income and expense for fiscal 2015, fiscal 2014 and fiscal 2013 (in thousands):

	Location of Gain (Loss) Recognized in Earnings	Gain (Loss) Recognized in Earnings
		Year Ended Jan 31, 2015	Year Ended Feb 1, 2014	Year Ended Feb 2, 2013
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$14,723	$1,843	$(20)
Interest rate swaps	Other income/expense	$242	$238	$166
(22) Share Repurchase Program
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the 2011 Share Repurchase Program. Repurchases under programs may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under programs and programs may be discontinued at any time, without prior notice. As of January 31, 2015, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock and no remaining authority to purchase shares under the 2011 Share Repurchase Program. The Company made no share repurchases during fiscal 2015. During fiscal 2014, the Company repurchased a total of 882,551 shares under the 2011 and 2012 Share Repurchase Programs at an aggregate cost of $22.1 million. During fiscal 2013, the Company repurchased 5,036,418 shares under the 2011 Share Repurchase Program at an aggregate cost of $140.1 million.
(23) Subsequent Events
On March 18, 2015, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on April 17, 2015 to shareholders of record as of the close of business on April 1, 2015.

SCHEDULE II
GUESS?, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended January 31, 2015, February 1, 2014 and February 2, 2013
(in thousands)

	Balance at Beginning of Period	Costs Charged (Credited) to Expenses	Deductions and Write-offs	Balance at End of Period
Description
As of January 31, 2015
Allowance for accounts receivable	$20,118	$28,826	$(32,891)	$16,053
Allowance for royalties receivable	409	(156)	—	253
Allowance for sales returns	20,284	65,333	(67,890)	17,727
Total	$40,811	$94,003	$(100,781)	$34,033
As of February 1, 2014
Allowance for accounts receivable	$20,588	$32,339	$(32,809)	$20,118
Allowance for royalties receivable	294	190	(75)	409
Allowance for sales returns	20,757	98,112	(98,585)	20,284
Total	$41,639	$130,641	$(131,469)	$40,811
As of February 2, 2013
Allowance for accounts receivable	$19,423	$39,322	$(38,157)	$20,588
Allowance for royalties receivable	402	(108)	—	294
Allowance for sales returns	18,306	83,007	(80,556)	20,757
Total	$38,131	$122,221	$(118,713)	$41,639

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:	/s/ PAUL MARCIANO
Paul Marciano Chief Executive Officer and Vice Chairman of the Board
Date:	March 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL MARCIANO	Chief Executive Officer, Vice Chairman of the Board and Director (Principal Executive Officer)	March 27, 2015
Paul Marciano

/s/ SANDEEP REDDY	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 27, 2015
Sandeep Reddy

/s/ MAURICE MARCIANO	Chairman of the Board of Directors	March 27, 2015
Maurice Marciano

/s/ GIANLUCA BOLLA	Director	March 27, 2015
Gianluca Bolla

/s/ ANTHONY CHIDONI	Director	March 27, 2015
Anthony Chidoni

/s/ JOSEPH GROMEK	Director	March 27, 2015
Joseph Gromek

/s/ KAY ISAACSON-LEIBOWITZ	Director	March 27, 2015
Kay Isaacson-Leibowitz

/s/ ALEX YEMENIDJIAN	Director	March 27, 2015
Alex Yemenidjian

Exhibit Index

Exhibit Number	Description
3.1.
Restated Certificate of Incorporation of the Registrant (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).

3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.1.	1996 Equity Incentive Plan (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed on July 30, 1996).
*10.2.	First Amendment to the 1996 Equity Incentive Plan (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008).
*10.3.	2004 Equity Incentive Plan (Amended and Restated as of May 20, 2014) (incorporated by reference from the Registrant’s Definitive Proxy Statement on Form 14A filed May 28, 2014).
*10.4.
2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (As Amended and Restated Effective September 13, 2010) (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010).

*10.5.	Annual Incentive Bonus Plan (As Amended and Restated May 17, 2010) (incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement on Form 14A filed May 25, 2010).
*10.6.	2002 Employee Stock Purchase Plan (Amended and Restated March 12, 2012) (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2012).
*10.7.	Consulting Agreement dated June 20, 2011 between the Registrant and Maurice Marciano (incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 20, 2011).
*10.8.	Amendment to Consulting Agreement dated January 28, 2014 among the Registrant, Maurice Marciano and Maurice Marciano Consulting.
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

*10.11.
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

*10.13.
Restricted Stock Unit Agreement dated as of April 8, 2014 between the Registrant and Paul Marciano (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014).

*10.14.
Performance Share Award Agreement dated as of April 8, 2014 between the Registrant and Paul Marciano (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014).

*10.15.
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

*10.17.
Employment Letter Agreement dated March 14, 2013 between the Registrant and Sharleen Ernster (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014).

*10.18.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.19.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.20.
Indemnification Agreements between the Registrant and certain executives and directors (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

*10.21.
Nonqualified Deferred Compensation Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009).

*10.22.
Supplemental Executive Retirement Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009).

*10.23.
Amendment 2013-I to the Supplemental Executive Retirement Plan of the Registrant dated as of July 11, 2013 (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013).

10.24.
First Amendment to Lease Agreement between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (including original lease agreement) (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010).

10.25.
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

10.27.
Amendment No. 1 to Credit Agreement dated as of August 31, 2012 among Registrant and the lenders party thereto and acknowledged by JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed August 31, 2012).

10.28.
Lender Joinder Agreement dated as of August 31, 2012 among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed August 31, 2012).

†21.1.	List of Subsidiaries.
†23.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith