Form 10-Q
period 2015-05-02
GUESS INC
filed 2015-06-04
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 1, 2015 the registrant had 85,693,221 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	May 2, 2015	Jan 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$459,128	$483,483
Accounts receivable, net	195,741	216,205
Inventories	327,101	319,078
Other current assets	91,128	92,593
Total current assets	1,073,098	1,111,359
Property and equipment, net	249,784	259,524
Goodwill	34,263	34,133
Other intangible assets, net	8,648	9,745
Long-term deferred tax assets	68,717	68,747
Other assets	120,729	117,897
	$1,555,239	$1,601,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$5,313	$1,548
Accounts payable	144,902	159,924
Accrued expenses	134,329	140,494
Total current liabilities	284,544	301,966
Long-term debt and capital lease obligations	2,335	6,165
Deferred rent and lease incentives	79,586	81,761
Other long-term liabilities	114,119	117,630
	480,584	507,522
Redeemable noncontrolling interests	4,062	4,437

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 139,926,744 and 139,559,000 shares, outstanding 85,701,121 and 85,323,154 shares, as of May 2, 2015 and January 31, 2015, respectively	857	853
Paid-in capital	456,720	453,546
Retained earnings	1,249,841	1,265,524
Accumulated other comprehensive loss	(129,963)	(127,065)
Treasury stock, 54,225,623 and 54,235,846 shares as of May 2, 2015 and January 31, 2015, respectively	(518,904)	(519,002)
Guess?, Inc. stockholders’ equity	1,058,551	1,073,856
Nonredeemable noncontrolling interests	12,042	15,590
Total stockholders’ equity	1,070,593	1,089,446
	$1,555,239	$1,601,405

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except per share data) (unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Product sales	$452,959	$496,928
Net royalties	25,865	25,613
Net revenue	478,824	522,541
Cost of product sales	313,339	346,310
Gross profit	165,485	176,231
Selling, general and administrative expenses	161,132	178,208
Earnings (loss) from operations	4,353	(1,977)
Other income (expense):
Interest expense	(435)	(525)
Interest income	272	405
Other income (expense), net	2,626	(1,119)
	2,463	(1,239)

Earnings (loss) before income tax expense (benefit)	6,816	(3,216)
Income tax expense (benefit)	2,829	(1,029)
Net earnings (loss)	3,987	(2,187)
Net earnings (loss) attributable to noncontrolling interests	646	(86)
Net earnings (loss) attributable to Guess?, Inc.	$3,341	$(2,101)

Net earnings (loss) per common share attributable to common stockholders (Note 2):
Basic	$0.04	$(0.03)
Diluted	$0.04	$(0.03)

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	84,965	84,499
Diluted	85,099	84,499

Dividends declared per common share	$0.225	$0.225

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net earnings (loss)	$3,987	$(2,187)
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	(703)	22,250
Derivative financial instruments designated as cash flow hedges
Losses arising during the period	(1,295)	(2,679)
Less income tax effect	369	621
Reclassification to net earnings (loss) for (gains) losses realized	(2,236)	525
Less income tax effect	301	(21)
Marketable securities
Losses arising during the period	(7)	(26)
Less income tax effect	3	10
Reclassification to net loss for gains realized	—	(87)
Less income tax effect	—	33
Defined benefit plans
Actuarial loss amortization	513	234
Prior service credit amortization	(58)	(58)
Less income tax effect	(149)	(67)
Total comprehensive income	725	18,548
Less comprehensive income attributable to noncontrolling interests:
Net earnings (loss)	646	(86)
Foreign currency translation adjustment	(364)	401
Amounts attributable to noncontrolling interests	282	315
Comprehensive income attributable to Guess?, Inc.	$443	$18,233

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net earnings (loss)	$3,987	$(2,187)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	17,789	20,759
Amortization of intangible assets	541	637
Share-based compensation expense	3,612	3,457
Unrealized forward contract losses	490	2,160
Net (gain) loss on disposition of long-term assets and property and equipment	(940)	910
Other items, net	(1,510)	744
Changes in operating assets and liabilities:
Accounts receivable	24,038	63,851
Inventories	(7,027)	(18,119)
Prepaid expenses and other assets	(973)	(9,411)
Accounts payable and accrued expenses	(22,815)	(60,103)
Deferred rent and lease incentives	(2,605)	(40)
Other long-term liabilities	(5,452)	(2,891)
Net cash provided by (used in) operating activities	9,135	(233)
Cash flows from investing activities:
Purchases of property and equipment	(11,604)	(17,254)
Changes in other assets	—	(43)
Proceeds from sale of investment	—	598
Acquisition of businesses, net of cash acquired	(599)	—
Net cash settlement of forward contracts	1,668	(407)
Net cash used in investing activities	(10,535)	(17,106)
Cash flows from financing activities:
Proceeds from borrowings	581	—
Repayment of capital lease obligations and borrowings	(593)	(3,661)
Dividends paid	(19,261)	(19,198)
Noncontrolling interest capital distributions	(3,830)	—
Issuance of common stock, net of nonvested award repurchases	145	646
Excess tax benefits from share-based compensation	34	95
Net cash used in financing activities	(22,924)	(22,118)
Effect of exchange rates on cash and cash equivalents	(31)	8,975
Net change in cash and cash equivalents	(24,355)	(30,482)
Cash and cash equivalents at the beginning of the year	483,483	502,945
Cash and cash equivalents at the end of the period	$459,128	$472,463

Supplemental cash flow data:
Interest paid	$232	$229
Income taxes paid	$1,258	$17,434

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 2, 2015
(unaudited)

(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of May 2, 2015 and January 31, 2015, and the condensed consolidated statements of income (loss), comprehensive income and cash flows for the three months ended May 2, 2015 and May 3, 2014. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended May 2, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2015.
The three months ended May 2, 2015 had the same number of days as the three months ended May 3, 2014. All references herein to “fiscal 2016,” “fiscal 2015” and “fiscal 2014” represent the results of the 52-week fiscal year ending January 30, 2016 and the 52-week fiscal years ended January 31, 2015 and February 1, 2014, respectively.
Reclassifications
The Company has made certain reclassifications to prior year amounts to conform to the current period presentation within the accompanying notes to the condensed consolidated financial statements.
New Accounting Guidance
In April 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. The Company adopted this guidance effective February 1, 2015. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended May 2, 2015.
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, and allows for either full retrospective or modified retrospective adoption. The FASB has proposed delaying the effective date by one year. If the proposal is approved, early adoption would be permitted as of the original effective date. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements, including the choice of application method upon adoption.

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
In February 2015, the FASB issued authoritative guidance which modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal periods beginning after December 15, 2015, which will be the Company’s first quarter of fiscal 2017, and allows for either full retrospective or modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements, including the choice of application method upon adoption.
In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs by requiring such costs to be presented as a deduction from the corresponding debt liability. This guidance is effective for fiscal years beginning after December 15, 2015, which will be the Company’s first quarter of fiscal 2017, and requires retrospective adoption, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
In April 2015, the FASB issued authoritative guidance which would permit an entity to measure its defined benefit plan assets and obligations using the calendar month-end that is closest to the entity’s fiscal period-end for interim and annual periods. This guidance is effective for fiscal years beginning after December 15, 2015, which will be the Company’s first quarter of fiscal 2017, and requires prospective adoption, with early adoption permitted. The Company is currently evaluating whether it will adopt this guidance, but if adopted, this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

(2)	Earnings (Loss) Per Share
Basic earnings (loss) per share represents net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share represents net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, earnings attributable to nonvested restricted stockholders are excluded from net earnings (loss) attributable to common stockholders for purposes of calculating basic and diluted earnings (loss) per common share. However, net losses are not allocated to nonvested restricted stockholders since they are not contractually obligated to share in the losses of the Company.
In addition, the Company has granted certain nonvested stock awards/units that are subject to certain performance-based or market-based vesting conditions as well as continued service requirements through the respective vesting periods. These nonvested stock awards/units are included in the computation of diluted net earnings (loss) per common share attributable to common stockholders only to the extent that the underlying performance-based or market-based vesting conditions are satisfied as of the end of the reporting period, or would be considered satisfied if the end of the reporting period were the end of the related contingency period, and the results would be dilutive under the treasury stock method.

The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended
	May 2, 2015	May 3, 2014
Net earnings (loss) attributable to Guess?, Inc.	$3,341	$(2,101)
Less net earnings attributable to nonvested restricted stockholders	84	147
Net earnings (loss) attributable to common stockholders	$3,257	$(2,248)

Weighted average common shares used in basic computations	84,965	84,499
Effect of dilutive securities:
Stock options and restricted stock units	134	—
Weighted average common shares used in diluted computations	85,099	84,499

Net earnings (loss) per common share attributable to common stockholders:
Basic	$0.04	$(0.03)
Diluted	$0.04	$(0.03)
For the three months ended May 2, 2015 and May 3, 2014, equity awards granted for 2,124,253 and 1,213,896, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three months ended May 2, 2015 and May 3, 2014, the Company also excluded 175,866 and 259,700 nonvested stock units, respectively, which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common share equivalents outstanding because these conditions were not achieved as of the end of each of the respective periods.
For the three months ended May 3, 2014, there were 232,196 potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common share equivalents outstanding because their effect would have been antidilutive given the Company’s net loss.
Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. As of May 2, 2015, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock. There were no share repurchases during the three months ended May 2, 2015 and May 3, 2014.

(3)	Stockholders’ Equity and Redeemable Noncontrolling Interests
A reconciliation of common stock outstanding, treasury stock and the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended January 31, 2015 and three months ended May 2, 2015 is as follows (in thousands, except share data):

	Shares		Stockholders’ Equity
	Common Stock	Treasury Stock	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balance at February 1, 2014	84,962,345	54,283,384	$1,154,514	$15,472	$1,169,986	$5,830
Net earnings	—	—	94,570	2,614	97,184	—
Foreign currency translation adjustment	—	—	(114,566)	(2,141)	(116,707)	(788)
Gain on derivative financial instruments designated as cash flow hedges, net of income tax of ($721)	—	—	7,270	—	7,270	—
Loss on marketable securities, net of income tax of $61	—	—	(106)	—	(106)	—
Prior service credit amortization and actuarial valuation loss and related amortization on defined benefit plans, net of income tax of $2,335	—	—	(5,862)	—	(5,862)	—
Issuance of common stock under stock compensation plans, net of tax effect	313,271	—	(1,937)	—	(1,937)	—
Issuance of stock under Employee Stock Purchase Plan	47,538	(47,538)	1,008	—	1,008	—
Share-based compensation	—	—	15,342	—	15,342	—
Dividends	—	—	(76,982)	—	(76,982)	—
Noncontrolling interest capital distribution	—	—	—	(355)	(355)	—
Redeemable noncontrolling interest redemption value adjustment	—	—	605	—	605	(605)
Balance at January 31, 2015	85,323,154	54,235,846	$1,073,856	$15,590	$1,089,446	$4,437
Net earnings	—	—	3,341	646	3,987	—
Foreign currency translation adjustment	—	—	(339)	(364)	(703)	(140)
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of $670	—	—	(2,861)	—	(2,861)	—
Loss on marketable securities, net of income tax of $3	—	—	(4)	—	(4)	—
Prior service credit and actuarial valuation amortization on defined benefit plans, net of income tax of ($149)	—	—	306	—	306	—
Issuance of common stock under stock compensation plans, net of tax effect	367,744	—	(471)	—	(471)	—
Issuance of stock under Employee Stock Purchase Plan	10,223	(10,223)	162	—	162	—
Share-based compensation	—	—	3,612	—	3,612	—
Dividends	—	—	(19,286)	—	(19,286)	—
Noncontrolling interest capital distribution	—	—	—	(3,830)	(3,830)	—
Redeemable noncontrolling interest redemption value adjustment	—	—	235	—	235	(235)
Balance at May 2, 2015	85,701,121	54,225,623	$1,058,551	$12,042	$1,070,593	$4,062

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three months ended May 2, 2015 and May 3, 2014 are as follows (in thousands):

	Three Months Ended May 2, 2015
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at January 31, 2015	$(121,569)	$7,157	$(3)	$(12,650)	$(127,065)
Losses arising during the period	(339)	(926)	(4)	—	(1,269)
Reclassification to net earnings for (gains) losses realized	—	(1,935)	—	306	(1,629)
Net other comprehensive income (loss)	(339)	(2,861)	(4)	306	(2,898)
Balance at May 2, 2015	$(121,908)	$4,296	$(7)	$(12,344)	$(129,963)

	Three Months Ended May 3, 2014
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at February 1, 2014	$(7,003)	$(113)	$103	$(6,788)	$(13,801)
Gains (losses) arising during the period	21,849	(2,058)	(16)	—	19,775
Reclassification to net loss for (gains) losses realized	—	504	(54)	109	559
Net other comprehensive income (loss)	21,849	(1,554)	(70)	109	20,334
Balance at May 3, 2014	$14,846	$(1,667)	$33	$(6,679)	$6,533
Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) during the three months ended May 2, 2015 and May 3, 2014 are as follows (in thousands):

	Three Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	May 2, 2015	May 3, 2014
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(1,750)	$494	Cost of product sales
Foreign exchange currency contracts	(486)	31	Other income/expense
Less income tax effect	301	(21)	Income tax expense (benefit)
	(1,935)	504
Marketable securities:
Available-for-sale securities	—	(87)	Other income/expense
Less income tax effect	—	33	Income tax expense (benefit)
	—	(54)
Defined benefit plans:
Actuarial loss amortization	513	234	(1)
Prior service credit amortization	(58)	(58)	(1)
Less income tax effect	(149)	(67)	Income tax expense (benefit)
	306	109
Total reclassifications during the period	$(1,629)	$559
__________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic defined benefit pension cost. Refer to Note 13 for further information.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest from the acquisition of its majority-owned subsidiary, Guess Sud SAS (“Guess Sud”). The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holders by providing written notice to the Company any time after January 30, 2012. The put arrangement is recorded on the balance sheet at its expected redemption value based on a method which approximates fair value and classified as a redeemable noncontrolling interest outside of permanent equity. The redemption value of the Guess Sud redeemable put arrangement was $3.2 million and $3.4 million as of May 2, 2015 and January 31, 2015, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in the sixth year of the agreement, or sooner in certain limited circumstances, and every third anniversary from the end of the sixth year thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.9 million and $1.0 million as of May 2, 2015 and January 31, 2015, respectively.

(4)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	May 2, 2015	Jan 31, 2015
Trade	$203,049	$229,618
Royalty	11,583	10,118
Other	10,680	8,389
	225,312	248,125
Less allowance for doubtful accounts	29,571	31,920
	$195,741	$216,205
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia, royalty receivables relating to its licensing operations, and certain other receivables. Other receivables generally relate to amounts due to the Company that result from activities that are not related to the direct sale of the Company’s products or collection of royalties. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)	Inventories
Inventories consist of the following (in thousands):

	May 2, 2015	Jan 31, 2015
Raw materials	$4,072	$4,548
Work in progress	75	77
Finished goods	322,954	314,453
	$327,101	$319,078
The above balances include an allowance to write down inventories to the lower of cost or market of $19.5 million and $19.7 million as of May 2, 2015 and January 31, 2015, respectively.

(6)	Restructuring Charges
During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. The Company incurred total restructuring charges of $12.4 million under these plans related primarily to severance, impairment and lease termination costs during fiscal 2014. There were no restructuring charges incurred during the three months ended May 2, 2015 and May 3, 2014 related to these plans. The Company does not expect significant future cash-related charges to be incurred as the actions under these plans were substantially completed during fiscal 2014. As of May 2, 2015, the Company had a balance of approximately $0.2 million in accrued expenses for amounts expected to be paid during the remainder of fiscal 2016. At January 31, 2015, the Company had a balance of approximately $0.3 million in accrued expenses related to these restructuring activities.
The following table summarizes restructuring activities related primarily to severance during the fiscal year ended January 31, 2015 and three months ended May 2, 2015 (in thousands):

Total
Balance at February 1, 2014	$4,578
Cash payments	(2,952)
Foreign currency and other adjustments	(1,350)
Balance at January 31, 2015	$276
Foreign currency and other adjustments	(40)
Balance at May 2, 2015	$236

(7)	Income Taxes
Income tax expense (benefit) for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The Company’s effective income tax rate increased to 41.5% for the three months ended May 2, 2015 from 32.0% for the three months ended May 3, 2014. The increase in the effective income tax rate was due primarily to a larger mix of taxable income in higher taxable jurisdictions during the three months ended May 2, 2015 compared to the same prior-year period.
From time to time, the Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. As of May 2, 2015, several income tax audits were underway for various periods in multiple jurisdictions. The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, could incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $14.6 million and $14.4 million as of May 2, 2015 and January 31, 2015, respectively.

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

Net revenue and earnings (loss) from operations are summarized as follows for the three months ended May 2, 2015 and May 3, 2014 (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Net revenue:
North American Retail	$214,249	$228,344
Europe	137,397	159,158
Asia	64,035	70,118
North American Wholesale	37,278	39,308
Licensing	25,865	25,613
Total net revenue	$478,824	$522,541
Earnings (loss) from operations:
North American Retail	$(7,209)	$(8,399)
Europe	(3,668)	(6,632)
Asia	4,613	3,353
North American Wholesale	6,747	7,753
Licensing	23,025	22,721
Corporate Overhead	(19,155)	(20,773)
Total earnings (loss) from operations	$4,353	$(1,977)
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(9)	Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	May 2, 2015	Jan 31, 2015
European capital lease, maturing quarterly through calendar 2016	$5,313	$5,745
Other	2,335	1,968
	7,648	7,713
Less current installments	5,313	1,548
Long-term debt and capital lease obligations	$2,335	$6,165
Capital Lease
The Company leases a building in Florence, Italy under a capital lease that expires on May 1, 2016. As of May 2, 2015, the capital lease obligation was $5.3 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures on February 1, 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability as of May 2, 2015 was approximately $0.2 million.
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
On August 31, 2012, the Company increased its borrowing capacity under the Credit Facility from $200 million to $300 million by exercising the accordion feature in the Credit Facility pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Facility with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Facility and (ii) access to a $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount. As of May 2, 2015, the Company had $1.7 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of May 2, 2015, the Company could have borrowed up to $79.5 million under these agreements. As of May 2, 2015, the Company had no outstanding borrowings and $0.3 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.3% to 6.8%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $39.2 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.

(10)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three months ended May 2, 2015 and May 3, 2014 (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Stock options	$481	$456
Nonvested stock awards/units	3,087	2,938
Employee Stock Purchase Plan	44	63
Total share-based compensation expense	$3,612	$3,457
Unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options and nonvested stock awards/units totaled approximately $4.0 million and $26.1 million, respectively, as of May 2, 2015. This cost is expected to be recognized over a weighted average period of 1.8 years. The weighted average grant date fair value of options granted was $3.62 and $6.27 during the three months ended May 2, 2015 and May 3, 2014, respectively.
Grants
On April 2, 2015, the Company made an annual grant of 577,700 stock options and 401,700 nonvested stock awards/units to its employees. On April 2, 2014, the Company made an annual grant of 365,600 stock options and 301,200 nonvested stock awards/units to its employees.
Performance-Based Awards
The Company granted certain nonvested stock units to Paul Marciano, the Company’s Chief Executive Officer and Vice Chairman of the Board, in connection with an employment agreement entered into between the Company and Mr. Marciano during fiscal 2014. Each award of nonvested stock units has an initial vesting period from the date of the grant through the end of the first fiscal year followed by two annual vesting periods. The nonvested stock units are subject to the achievement of certain performance-based vesting conditions during the first fiscal year of the grant as well as continued service requirements through each of the vesting periods.
The Company also granted a target number of nonvested stock units to Mr. Marciano in connection with the employment agreement. The number of shares that may ultimately vest with respect to each award will equal 0% to 150% of the target number of shares, subject to the achievement of certain performance-based vesting conditions during the first fiscal year of the grant as well as continued service requirements through the vesting date. Any shares that are ultimately issued are scheduled to vest at the end of the third fiscal year following the grant date.

The following table summarizes the activity during the three months ended May 2, 2015 for nonvested performance-based awards granted under the employment agreement:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 31, 2015	413,834	$29.66
Granted	175,866	18.48
Vested	(33,333)	27.86
Forfeited	(159,700)	27.86
Nonvested at May 2, 2015	396,667	$25.58
Market-Based Awards
On May 1, 2015, the Company also granted a target of 183,368 nonvested stock units to Mr. Marciano in connection with the employment agreement. The number of shares that may ultimately vest will equal 0% to 150% of the target number of shares, subject to the performance of the Company’s total stockholder return (“TSR”) relative to the TSR of a select group of peer companies over a three-year period. Vesting is also subject to continued service requirements through the vesting date. Any shares that are ultimately issued are scheduled to vest in fiscal 2019. The grant date fair value for such nonvested stock units was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. Compensation expense is recognized on a straight-line basis over the vesting period.

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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect as of May 2, 2015 with expiration dates ranging from calendar years 2015 to 2020.
Aggregate rent, common area maintenance charges and property tax expense recorded under these related party leases for the three months ended May 2, 2015 and May 3, 2014 was $1.4 million and $1.5 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through informal arrangements with MPM Financial and independent third party management companies contracted by MPM Financial to manage its aircraft. There were no fees paid under these arrangements for the three months ended May 2, 2015. The total fees paid under these arrangements for the three months ended May 3, 2014 were approximately $0.3 million.

Consulting Arrangement
After serving for over 30 years as an executive and leader for Guess?, Inc., co-founder Maurice Marciano retired from his position as executive Chairman of the Board and as an employee of the Company upon the expiration of his employment agreement on January 28, 2012. Mr. Marciano continues to serve the Company as its non-executive Chairman of the Board. In addition, under the terms of his previously existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement, subsequently extended for a third year (the “Marciano Consulting Agreement”), under which Mr. Marciano provided certain consulting services to the Company, including advice and counsel to the Company’s Chief Executive Officer and other senior executives. The Marciano Consulting Agreement provided for consulting fees of $500,000 per year and continued automobile use in a manner consistent with past practice. The Marciano Consulting Agreement expired on January 28, 2015 and was not renewed. The Company elected to continue to provide for automobile use subsequent to the expiration of the term of the Marciano Consulting Agreement based on Mr. Marciano’s continuing substantial contributions to the Company. There were no expenses incurred related to the Marciano Consulting Agreement during the three months ended May 2, 2015. Total expenses incurred with respect to the Marciano Consulting Agreement were approximately $0.1 million for the three months ended May 3, 2014.
Other Transactions
From time-to-time, the Company utilizes a third party agent named Harmony Collection, LLC to produce specific apparel products on behalf of the Company. Armand Marciano, brother of Maurice and Paul Marciano, is part owner and an executive of the parent company of Harmony Collection, LLC. There were no payments made by the Company under this arrangement for the three months ended May 2, 2015. The total payments made by the Company under this arrangement for the three months ended May 3, 2014 were approximately $0.5 million.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015.

(12)	Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through September 2031. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 2% to 12%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through March 2020. As discussed in further detail in Note 9, the Company leases a building in Florence, Italy under a capital lease.
In March 2014, the Company amended its lease with respect to its primary U.S. distribution center based in Louisville, Kentucky to extend the term for an additional ten years, to 2024. The amendment also provides for two extension options for an additional period of five years each.
Litigation
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Intermediate People’s Court of Nanjing, China and the Court of Paris, France. The three-week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S.

matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. On September 15, 2014, the Court of Appeal of Milan affirmed the majority of the lower Court’s ruling in favor of the Company, but overturned the lower Court’s finding with respect to an unfair competition claim. The matter has now entered into a damages phase based on the ruling. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagrees with the Court’s decision and has appealed the ruling. The judgment in the China matter is stayed pending the appeal, which was heard in May 2014. On January 30, 2015, the Court of Paris ruled in favor of the Company, rejecting all of the plaintiff’s claims and partially canceling two of the plaintiff’s community trademark registrations and one of the plaintiff’s international trademark registrations. On February 17, 2015, the plaintiff appealed the Court of Paris’ ruling.
On August 25, 2006, Franchez Isaguirre, a former employee of the Company, filed a complaint in the Superior Court of California, County of Los Angeles alleging violations by the Company of California wage and hour laws. The complaint was subsequently amended, adding a second former employee as an additional named party. The plaintiffs purport to represent a class of similarly situated employees in California who allegedly had been injured by not being provided adequate meal and rest breaks. The complaint seeks unspecified compensatory damages, statutory penalties, attorney’s fees and injunctive and declaratory relief. On June 9, 2009, the Court certified the class but immediately stayed the case pending the resolution of a separate California Supreme Court case on the standards of class treatment for meal and rest break claims. Following the Supreme Court ruling, the Superior Court denied the Company’s motions to decertify the class and to narrow the class in January 2013 and June 2013, respectively. The Company subsequently petitioned to have the Court’s decision not to narrow the class definition reviewed. That petition was ultimately denied by the California Supreme Court in April 2014. Trial is currently scheduled for February 17, 2016.
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through June 2012. Such assessments totaled €9.0 million ($10.0 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). On May 5, 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through 2010) and canceled the related assessments totaling €1.7 million ($1.9 million). While the ruling was favorable to the Company, there can be no assurances that the Company’s remaining appeals for 2011 through June 2012 will be successful or that the Italian Customs Agency will not appeal the favorable MFDTC judgment. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to June 2012 or other claims or charges related to the matter in the future.
Although the Company believes that it has a strong position and will continue to vigorously defend each of these remaining matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations.
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolutions of which are not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of May 2, 2015 or January 31, 2015 related to any of the Company’s legal proceedings.

(13)	Defined Benefit Plans
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and may continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies may vary, depending on any changes to the estimates of final annual compensation levels and investment performance of the trust. The cash surrender values of the insurance policies were $54.8 million and $53.6 million as of May 2, 2015 and January 31, 2015, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $2.0 million and $1.6 million in other income during the three months ended May 2, 2015 and May 3, 2014, respectively. During the three months ended May 2, 2015, the Company also recorded realized gains of $0.7 million in other income resulting from payout on the insurance policies. The projected benefit obligation was $61.9 million as of May 2, 2015 and January 31, 2015 and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million were made during the three months ended May 2, 2015. There were no SERP benefit payments made during the three months ended May 3, 2014.
The components of net periodic defined benefit pension cost for the three months ended May 2, 2015 and May 3, 2014 related to the SERP were as follows (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Interest cost	$496	$572
Net amortization of unrecognized prior service credit	(58)	(58)
Net amortization of actuarial losses	428	234
Net periodic defined benefit pension cost	$866	$748
Swiss Pension Plan
In accordance with local regulations, the Company also maintains a pension plan in Switzerland for certain of its employees. The plan is a government-mandated defined contribution plan that provides employees with a minimum investment return determined annually by the Swiss government, and as such, is treated under pension accounting in accordance with authoritative guidance. Under the plan, both the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. The Company’s contributions must be made in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender. As of May 2, 2015 and January 31, 2015, the plan had a projected benefit obligation of CHF14.2 million (US$15.2 million) and CHF13.9 million (US$15.1 million), respectively, and plan assets held at the independent investment fiduciary of CHF11.8 million (US$12.6 million) and CHF11.5 million (US$12.5 million), respectively. The net liability of CHF2.4 million (US$2.6 million) was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of May 2, 2015 and January 31, 2015. During the three months ended May 2, 2015, the Company recognized net periodic defined benefit pension cost of CHF0.4 million (US$0.5 million) resulting from service cost and net amortization of actuarial losses related to the Swiss pension plan.

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
Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e. interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
Level 3—Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of May 2, 2015 and January 31, 2015 (in thousands):

	Fair Value Measurements at May 2, 2015				Fair Value Measurements at Jan 31, 2015
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$12,131	$—	$12,131	$—	$15,542	$—	$15,542
Available-for-sale securities	29	—	—	29	36	—	—	36
Total	$29	$12,131	$—	$12,160	$36	$15,542	$—	$15,578
Liabilities:
Foreign exchange currency contracts	$—	$2,444	$—	$2,444	$—	$—	$—	$—
Interest rate swap	—	218	—	218	—	270	—	270
Deferred compensation obligations	—	9,995	—	9,995	—	9,133	—	9,133
Total	$—	$12,657	$—	$12,657	$—	$9,403	$—	$9,403

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended May 2, 2015 or during the year ended January 31, 2015.
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
Available-for-sale securities, which consist of marketable equity securities, are recorded at fair value and are included in other assets in the accompanying condensed consolidated balance sheets. As of May 2, 2015 and January 31, 2015, available-for-sale securities were minimal. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income (loss). As of May 2, 2015 and January 31, 2015, the accumulated unrealized losses, net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company were minimal. During the three months ended May 3, 2014, the Company received proceeds of $0.6 million from the sale of marketable equity securities which were classified as available-for-sale securities. The cost of securities sold was based on the specific identification method. Gains recognized during the three months ended May 3, 2014 were $0.1 million as a result of this sale and were included in other income.

The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of May 2, 2015 and January 31, 2015, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable-rate debt including the capital lease obligation approximated rates currently available to the Company.
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
The Company recorded impairment charges of $1.1 million and $0.2 million during the three months ended May 2, 2015 and May 3, 2014, respectively. The impairment charges related primarily to the full impairment of certain retail stores in North America resulting from under-performance or the exercise of kick-out options during each of the respective periods. These impairment charges were included in selling, general and administrative expenses in the Company’s condensed consolidated statements of income (loss) for each of the respective periods.

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of May 2, 2015, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.
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
The Company also has foreign currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income and expense.

Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of May 2, 2015 and January 31, 2015 was as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at May 2, 2015	Fair Value at Jan 31, 2015
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Other current assets	$3,255	$6,597
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	8,876	8,945
Total		$12,131	$15,542
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Accrued expenses	$1,514	$—
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	930	—
Interest rate swaps	Accrued expenses/ Other long-term liabilities	218	270
Total derivatives not designated as hedging instruments		1,148	270
Total		$2,662	$270
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
During the three months ended May 2, 2015, the Company purchased U.S. dollar forward contracts in Canada and Europe totaling US$40.5 million and US$29.7 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of May 2, 2015, the Company had forward contracts outstanding for its European and Canadian operations of US$66.0 million and US$55.5 million, respectively, which are expected to mature over the next 13 months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings (loss) for the three months ended May 2, 2015 and May 3, 2014 (in thousands):

	Loss Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss)(1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss)
	Three Months Ended May 2, 2015	Three Months Ended May 3, 2014		Three Months Ended May 2, 2015	Three Months Ended May 3, 2014
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(1,147)	$(2,572)	Cost of product sales	$1,750	$(494)
Foreign exchange currency contracts	$(148)	$(107)	Other income/expense	$486	$(31)
 __________________________________

(1)	The ineffective portion was immaterial during the three months ended May 2, 2015 and May 3, 2014 and was recorded in net earnings (loss) and included in interest income/expense.
As of May 2, 2015, accumulated other comprehensive income (loss) included a net unrealized gain of approximately $4.3 million, net of tax, of which $4.4 million will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014
Beginning balance gain (loss)	$7,157	$(113)
Net losses from changes in cash flow hedges	(926)	(2,058)
Net (gains) losses reclassified to earnings (loss)	(1,935)	504
Ending balance gain (loss)	$4,296	$(1,667)
At January 31, 2015, the Company had forward contracts outstanding for its European and Canadian operations of US$50.8 million and US$24.5 million, respectively, that were designated as cash flow hedges.
Derivatives Not Designated as Hedging Instruments
As of May 2, 2015, the Company had euro foreign currency contracts to purchase US$93.4 million expected to mature over the next 12 months and Canadian dollar foreign currency contracts to purchase US$19.6 million expected to mature over the next eight months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income and expense for the three months ended May 2, 2015 and May 3, 2014 (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings (Loss)
		Three Months Ended May 2, 2015	Three Months Ended May 3, 2014
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$(701)	$(2,789)
Interest rate swaps	Other income/expense	$49	$75
At January 31, 2015, the Company had euro foreign currency contracts to purchase US$59.3 million and Canadian dollar foreign currency contracts to purchase US$19.9 million.

(16)	Subsequent Events
On June 2, 2015, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on July 3, 2015 to shareholders of record as of the close of business on June 17, 2015.

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, restructuring charges, estimated charges, plans regarding store openings, closings and remodels, plans regarding business growth and international expansion, plans regarding supply chain efficiencies and global planning and allocation, e-commerce and omni-channel initiatives, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations and related impacts, estimated tax rates, results of tax audits and other regulatory proceedings, raw material and other inflationary cost pressures, consumer confidence and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and in our other filings made from time-to-time with the Securities and Exchange Commission (“SEC”) after the date of this report.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: North American Retail, Europe, Asia, North American Wholesale and Licensing. The Company’s operating segments are the same as its reportable segments. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The North American Retail segment includes the Company’s retail and e-commerce operations in North America and its retail operations in Central and South America. The Europe segment includes the Company’s wholesale, retail and e-commerce operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale, retail and e-commerce operations in Asia. The North American Wholesale segment includes the Company’s wholesale operations in North America and Central and South America. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 8 to the Condensed Consolidated Financial Statements.
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
Foreign Currency Volatility
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar, Korean won and Mexican peso), currency fluctuations can have a significant impact on the translation of our international revenues and earnings (loss) into U.S. dollar amounts.
In addition, some of our transactions that occur primarily in Europe, Canada, South Korea and Mexico are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when these transactions (such as inventory purchases) are converted to their functional currencies. As a result, fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings (loss), largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. When these foreign exchange rates weaken versus the U.S. dollar at the time U.S. dollar denominated inventory is purchased relative to the purchases of the comparable period, our product margins could be unfavorably impacted if the relative sales prices do not change.
During the first three months of fiscal 2016, the average U.S. dollar rate was stronger against the euro, the Canadian dollar and the Korean won compared to the average rate in the same prior-year period. As a result, our product margins in Canada and Europe were negatively impacted by exchange rate fluctuations for the three months ended May 2, 2015 compared to the same prior-year period. There was also an overall negative impact on the translation of our international revenues and a positive impact on the translation of our earnings from operations for the three months ended May 2, 2015 compared to the same prior-year period.
If the U.S. dollar remains strong relative to the respective fiscal 2015 foreign exchange rates, we expect that foreign exchange will have a significant negative impact on our revenues and operating results as well as our international cash and other balance sheet items, particularly in Europe and Canada during the remainder of fiscal 2016.
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

Strategy
Omni-Channel Strategy. We continue to emphasize our e-commerce channel globally as we execute our omni-channel strategy that allows customers to shop seamlessly in retail stores, online and through mobile devices. We have already deployed certain initiatives in the U.S. including “reserve online, pick-up in stores” and “order from store” as well as mobile optimized commerce sites and smartphone applications. We have also developed our in-store fulfillment capabilities which optimize inventory located in our U.S. and Canadian retail stores. In the U.S. and Canada, e-commerce orders may be fulfilled from our distribution centers, or from our retail stores, or both, and retail store sales may be fulfilled from one of our numerous retail store locations or from our distribution centers. We have begun to deploy similar omni-channel strategies in certain international markets, leveraging our existing technology and experience.
Product Integration. In North America, we are expanding the integration of our MARCIANO product line into our GUESS? stores and expect to almost double the number of stores that will feature MARCIANO products by the end of fiscal 2016. In addition, MARCIANO products are now available for purchase on both the MARCIANO and GUESS? websites in the U.S. and Canada. We expect this to elevate our product offering both in-store and online by offering our customer a range of selection that enhances the GUESS? brand experience. Our MARCIANO product is already integrated into our GUESS? stores in Europe and Asia. In North America, we have also integrated our G by GUESS products into our GUESS? Factory stores, leveraging support functions and expertise to gain additional synergies.
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
Capital Allocation
The Company’s investments in capital for the full fiscal year 2016 are planned between $55 million and $65 million (after deducting estimated lease incentives of approximately $4 million). The planned investments in capital are primarily for store remodeling programs, targeted new store openings and investments in maintaining and improving our infrastructure (primarily information and operating systems).
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
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three months ended May 2, 2015 had the same number of days as the three months ended May 3, 2014.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. was $3.3 million, or diluted earnings of $0.04 per common share, for the quarter ended May 2, 2015, compared to net loss attributable to Guess?, Inc. of $2.1 million, or diluted loss of $0.03 per common share, for the quarter ended May 3, 2014.
Highlights of the Company’s performance for the quarter ended May 2, 2015 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•
Total net revenue decreased 8.4% to $478.8 million for the quarter ended May 2, 2015, compared to $522.5 million in the same prior-year period. In constant currency, net revenue was relatively flat compared to the same prior-year period.

•	Gross margin (gross profit as a percentage of total net revenue) increased 90 basis points to 34.6% for the quarter ended May 2, 2015, compared to 33.7% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses decreased 9.6% to $161.1 million for the quarter ended May 2, 2015, compared to $178.2 million in the same prior-year period. SG&A expenses as a percentage of total net revenue (“SG&A rate”) decreased by 40 basis points to 33.7% for the quarter ended May 2, 2015, compared to 34.1% in the same prior-year period.

•
Earnings from operations was $4.4 million for the quarter ended May 2, 2015, compared to loss from operations of $2.0 million in the same prior-year period. Operating margin increased by 130 basis points to 0.9% for the quarter ended May 2, 2015, compared to negative 0.4% in the same prior-year period.

•	Other income, net (including interest income and expense), totaled $2.5 million for the quarter ended May 2, 2015, compared to other expense, net of $1.2 million in the same prior-year period.

•	The effective income tax rate increased 950 basis points to 41.5% for the quarter ended May 2, 2015, compared to 32.0% in the same prior-year period.
Key Balance Sheet Accounts

•
The Company had $459.1 million in cash and cash equivalents as of May 2, 2015. There were no short-term investments as of May 2, 2015. This compares to cash and cash equivalents and short-term investments of $477.5 million at May 3, 2014.

•
Accounts receivable, which relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business, decreased by $21.8 million, or 10.0%, to $195.7 million as of May 2, 2015, compared to $217.5 million at May 3, 2014. On a constant currency basis, accounts receivable increased by $11.2 million, or 5.2%.

•
Inventory decreased by $46.3 million, or 12.4%, to $327.1 million as of May 2, 2015, compared to $373.4 million at May 3, 2014. On a constant currency basis, inventory decreased by $6.4 million, or 1.7%.

Global Store Count
In the first quarter of fiscal 2016, together with our partners, we opened 26 new stores worldwide, consisting of 15 stores in Europe and the Middle East, ten stores in Asia and one store in South America. Together with our partners, we closed 27 stores worldwide, consisting of 11 stores in the U.S. and Canada, seven stores in Asia, six stores in Europe and the Middle East and three stores in Central and South America.
We ended the first quarter of fiscal 2016 with 1,667 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	470	470	—
Europe and the Middle East	605	267	338
Asia	499	52	447
Central and South America	93	42	51
Total	1,667	831	836
This store count does not include 478 concessions located primarily in South Korea and Greater China, which have been excluded because of their smaller store size in relation to our standard international store size. Of the total 1,667 stores, 1,249 were GUESS? stores, 251 were GUESS? Accessories stores, 88 were G by GUESS stores and 79 were MARCIANO stores.
Results of Operations
Three Months Ended May 2, 2015 and May 3, 2014
Consolidated Results
Net Revenue. Net revenue decreased by $43.7 million, or 8.4%, to $478.8 million for the quarter ended May 2, 2015, from $522.5 million for the quarter ended May 3, 2014. In constant currency, net revenue was relatively flat as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $43.6 million compared to the same prior-year period. The negative impact on revenue from negative comparable store sales in North American Retail was mostly offset by higher shipments in our European wholesale business and the favorable impact on revenue from productivity improvements in our European retail business.
Gross Profit. Gross profit decreased by $10.7 million, or 6.1%, to $165.5 million for the quarter ended May 2, 2015, from $176.2 million in the same prior-year period. The decline in gross profit was due primarily to the unfavorable impact of currency translation.
Gross margin increased 90 basis points to 34.6% for the quarter ended May 2, 2015, from 33.7% in the same prior-year period. The increase was due to favorable impact from business and segment mix and less markdowns and higher initial mark-ups in North American Retail, partially offset by the negative impact on the fixed cost structure resulting from negative comparable store sales in North American Retail and the unfavorable impact from currency exchange rate fluctuations.
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

Selling, General and Administrative Expenses. SG&A expenses decreased by $17.1 million, or 9.6%, to $161.1 million for the quarter ended May 2, 2015, from $178.2 million in the same prior-year period. The decrease in SG&A expenses was due primarily to the favorable impact of currency translation.
The Company’s SG&A rate decreased by 40 basis points to 33.7% for the quarter ended May 2, 2015, from 34.1% in the same prior-year period, due primarily to the favorable impact from segment mix.
Earnings (Loss) from Operations.   Earnings from operations was $4.4 million for the quarter ended May 2, 2015, compared to loss from operations of $2.0 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations favorably impacted earnings from operations by $1.2 million.
Operating margin increased 130 basis points to 0.9% for the quarter ended May 2, 2015, compared to negative 0.4% in the same prior-year period. The increase in operating margin was driven by higher overall gross margins and a lower SG&A rate compared to the same prior-year period.
Interest Expense, Net. Interest expense, net was $0.2 million for the quarter ended May 2, 2015, compared to $0.1 million for the quarter ended May 3, 2014 and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges.
Other Income (Expense), Net. Other income, net was $2.6 million for the quarter ended May 2, 2015, compared to other expense, net of $1.1 million in the same prior-year period. Other income, net in the quarter ended May 2, 2015 consisted primarily of net unrealized and realized gains on non-operating assets. Other expense, net in the quarter ended May 3, 2014 consisted primarily of net unrealized and realized mark-to-market revaluation losses on foreign currency contracts, partially offset by net unrealized gains on non-operating assets.
Income Tax Expense (Benefit).  Income tax expense for the quarter ended May 2, 2015 was $2.8 million, or a 41.5% effective tax rate, compared to income tax benefit of $1.0 million, or a 32.0% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management. The increase in effective tax rate was due primarily to a larger mix of taxable income in higher taxable jurisdictions during the three months ended May 2, 2015 compared to the same prior-year period.
Net Earnings (Loss) Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests for the quarter ended May 2, 2015 was $0.6 million, net of taxes, compared to net loss attributable to noncontrolling interests of $0.1 million, net of taxes, in the same prior-year period.
Net Earnings (Loss) Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. was $3.3 million for the quarter ended May 2, 2015, compared to net loss attributable to Guess?, Inc. of $2.1 million in the same prior-year period. Diluted earnings per share was $0.04 for the quarter ended May 2, 2015, compared to diluted loss per share of $0.03 for the quarter ended May 3, 2014.

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended May 2, 2015 and May 3, 2014 (dollars in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014	Change	% Change
Net revenue:
North American Retail	$214,249	$228,344	$(14,095)	(6.2%)
Europe	137,397	159,158	(21,761)	(13.7)
Asia	64,035	70,118	(6,083)	(8.7)
North American Wholesale	37,278	39,308	(2,030)	(5.2)
Licensing	25,865	25,613	252	1.0
Total net revenue	$478,824	$522,541	$(43,717)	(8.4%)
Earnings (loss) from operations:
North American Retail	$(7,209)	$(8,399)	$1,190	14.2%
Europe	(3,668)	(6,632)	2,964	44.7
Asia	4,613	3,353	1,260	37.6
North American Wholesale	6,747	7,753	(1,006)	(13.0)
Licensing	23,025	22,721	304	1.3
Corporate Overhead	(19,155)	(20,773)	1,618	(7.8)
Total earnings (loss) from operations	$4,353	$(1,977)	$6,330	320.2%
Operating margins:
North American Retail	(3.4%)	(3.7%)
Europe	(2.7%)	(4.2%)
Asia	7.2%	4.8%
North American Wholesale	18.1%	19.7%
Licensing	89.0%	88.7%
Total Company	0.9%	(0.4%)
North American Retail
Net revenue from our North American Retail operations decreased by $14.1 million, or 6.2%, to $214.2 million for the quarter ended May 2, 2015, from $228.3 million in the same prior-year period. The decrease in revenue was driven by negative comparable store sales (including e-commerce) of 5.9% in the U.S. and Canada and negative 3.8% in constant currency, which also excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores and e-commerce sites. E-commerce sales increased by $2.2 million, or 13.8%, to $18.2 million for the quarter ended May 2, 2015, from $16.0 million in the same prior-year period. The inclusion of our e-commerce sales improved the comparable store sale percentage by 1.6% in U.S. dollars and constant currency. The store base for the U.S. and Canada decreased by an average of 18 net stores during the quarter ended May 2, 2015 compared to the same prior-year period, resulting in a 2.3% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $5.4 million.
Operating margin increased 30 basis points to negative 3.4% for the quarter ended May 2, 2015, compared to negative 3.7% in the same prior-year period, driven by higher gross margins, partially offset by a higher SG&A rate. The higher gross margins were driven primarily by less markdowns and higher initial mark-ups, partially offset by the negative impact on the fixed cost structure resulting from negative comparable store sales and the unfavorable impact from currency exchange rate fluctuations in Canada. The higher SG&A rate was due primarily to the negative impact on the fixed cost structure resulting from negative comparable store sales.
Loss from operations from our North American Retail segment decreased by $1.2 million, or 14.2%, to $7.2 million for the quarter ended May 2, 2015, from $8.4 million in the same prior-year period. The improvement reflects the impact on earnings from lower store occupancy costs and higher product margins, partially offset by the negative impact on earnings from negative comparable store sales. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites favorably impacted loss from operations by $0.6 million.

In the first quarter of fiscal 2016, we closed 11 stores in the U.S. and Canada. As of May 2, 2015, we directly operated 470 stores in the U.S. and Canada, comprised of 169 full-priced GUESS? retail stores, 142 GUESS? factory outlet stores, 69 G by GUESS stores, 47 GUESS? Accessories stores and 43 MARCIANO stores. This compares to 491 stores at May 3, 2014.
Europe
Net revenue from our Europe operations decreased by $21.8 million, or 13.7%, to $137.4 million for the quarter ended May 2, 2015, from $159.2 million in the same prior-year period. In constant currency, net revenue increased by 7.5%, driven primarily by higher shipments in our European wholesale business and the favorable impact on revenue from productivity improvements in our directly operated retail stores versus the same prior-year period. Our European wholesale business was favorably impacted by a shift of orders delivered in the first quarter of fiscal 2016 which would have normally been delivered in the fourth quarter of fiscal 2015. As of May 2, 2015, we directly operated 267 stores in Europe compared to 264 stores at May 3, 2014, excluding concessions, which represents a 1.1% increase over the prior-year first quarter end. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $33.7 million.
Operating margin increased 150 basis points to negative 2.7% for the quarter ended May 2, 2015, compared to negative 4.2% in the same prior-year period. The increase in operating margin was driven by higher gross margins and a lower SG&A rate. Gross margins were positively impacted by a lower occupancy rate due to higher wholesale shipments. The lower SG&A rate was driven primarily by the favorable impact on the fixed cost structure resulting from higher wholesale shipments, partially offset by higher store closure costs compared to the same prior-year period.
Loss from operations from our Europe segment decreased by $3.0 million, or 44.7%, to $3.7 million for the quarter ended May 2, 2015, from $6.6 million in the same prior-year period. The improvement resulted primarily from the favorable impact on earnings from higher wholesale shipments and productivity improvements in our directly operated retail business, partially offset by higher store closure costs compared to the same prior-year period. Currency translation fluctuations relating to our European operations favorably impacted loss from operations by $1.1 million.
Asia
Net revenue from our Asia operations decreased by $6.1 million, or 8.7%, to $64.0 million for the quarter ended May 2, 2015, from $70.1 million in the same prior-year period. In constant currency, net revenue decreased by 6.0%, driven primarily by negative comparable store sales in our directly operated retail stores in South Korea versus the same prior-year period. As of May 2, 2015, we and our partners operated 499 stores and 471 concessions in Asia, compared to 497 stores and 501 concessions at May 3, 2014. Currency translation fluctuations relating to our Asia operations unfavorably impacted net revenue by $1.9 million.
Operating margin increased 240 basis points to 7.2% for the quarter ended May 2, 2015, compared to 4.8% in the same prior-year period. The increase in operating margin was driven by lower SG&A expenses resulting primarily from lower investments in advertising and marketing as well as overall leveraging of expenses as we phase out of our G by GUESS concept in South Korea.
Earnings from operations from our Asia segment increased by $1.3 million, or 37.6%, to $4.6 million for the quarter ended May 2, 2015, from $3.4 million in the same prior-year period. The increase was driven by lower SG&A expenses, partially offset by the negative impact on earnings from negative comparable store sales in South Korea.
North American Wholesale
Net revenue from our North American Wholesale operations decreased by $2.0 million, or 5.2%, to $37.3 million for the quarter ended May 2, 2015, from $39.3 million in the same prior-year period. In constant currency, net revenue increased by 1.4% compared to the same prior-year period. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $2.6 million.

Operating margin decreased 160 basis points to 18.1% for the quarter ended May 2, 2015, compared to 19.7% in the same prior-year period. The decrease in operating margin was due primarily to lower product margins driven primarily by an unfavorable business mix in our U.S. wholesale operations and the unfavorable impact from currency exchange rate fluctuations in Canada compared to the same prior-year period.
Earnings from operations from our North American Wholesale segment decreased by $1.0 million, or 13.0%, to $6.7 million for the quarter ended May 2, 2015, from $7.8 million in the same prior-year period. The decrease was due primarily to the unfavorable impact to earnings from lower overall gross margins. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted earnings from operations by $0.5 million.
Licensing
Net royalty revenue from our Licensing operations increased by $0.3 million, or 1.0%, to $25.9 million for the quarter ended May 2, 2015, from $25.6 million in the same prior-year period.
Earnings from operations from our Licensing segment increased by $0.3 million, or 1.3%, to $23.0 million for the quarter ended May 2, 2015, from $22.7 million in the same prior-year period.
Corporate Overhead
Unallocated corporate overhead decreased by $1.6 million to $19.2 million for the quarter ended May 2, 2015, from $20.8 million in the same prior-year period. The decrease was driven primarily by lower professional fees and fewer events.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. Our discussion and analysis herein also includes certain “non-GAAP” constant currency financial information. The Company believes that these “non-GAAP” financial measures are useful as an additional means for investors to evaluate the comparability of the Company’s operating results when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
Foreign currency exchange rate fluctuations affect the amount reported from translating the Company’s foreign revenue, expenses and balance sheet amounts into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results under GAAP. The Company provides constant currency information to enhance the visibility of underlying business trends, excluding the effects of changes in foreign currency translation rates. To calculate revenues and earnings (loss) from operations on a constant currency basis, operating results for the current-year period are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year. To calculate balance sheet amounts on a constant currency basis, the current period balance sheet amount is translated into U.S. dollars at the exchange rate in effect at the comparable prior-year period end. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different to the functional currency of that entity when exchange rates fluctuate. The constant currency information presented may not be comparable to similarly titled measures reported by other companies.
Liquidity and Capital Resources
We need liquidity primarily to fund our working capital, the remodeling and expansion of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the three months ended May 2, 2015, the Company relied primarily on trade credit, available cash, real estate and other operating leases, short-term lines of credit and internally generated funds to finance our operations, dividends and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and any dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, as necessary, under our existing Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.”
As of May 2, 2015, the Company had cash and cash equivalents of $459.1 million. Approximately 63% of the Company’s cash and cash equivalents were held outside of the U.S. As of May 2, 2015, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income taxes, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. operations. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.
Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts and three diversified money market funds. The money market funds are AAA rated by national credit rating agencies and are generally comprised of high-quality, liquid investments. Please see “—Important Factors Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
The Company has presented below the cash flow performance comparison of the three months ended May 2, 2015, versus the three months ended May 3, 2014.
Operating Activities
Net cash provided by operating activities was $9.1 million for the three months ended May 2, 2015, compared to net cash used in operating activities of $0.2 million for the three months ended May 3, 2014, or an increase of $9.3 million. The increase was driven primarily by the favorable impact of changes in working capital and higher net earnings, partially offset by lower non-cash adjustments for the three months ended May 2, 2015 versus the same prior-year period. The change in working capital was driven primarily by the favorable impact from timing of payments and improved inventory management, partially offset by the negative impact from timing of European wholesale shipments during the three months ended May 2, 2015 compared to the same prior-year period.
Investing Activities
Net cash used in investing activities was $10.5 million for the three months ended May 2, 2015, compared to $17.1 million for the three months ended May 3, 2014. Cash used in investing activities related primarily to capital expenditures incurred on existing store remodeling programs. In addition, the cost of any business acquisitions, the settlement of forward currency contracts designated as hedging instruments and proceeds from the sale of investments are also included in cash flows used in investing activities.
The decrease in cash used in investing activities was driven primarily by a lower level of spending on existing store remodeling programs and net cash receipts for settlement of forward contracts during the three months ended May 2, 2015 compared to net cash payments for settlement of forward contracts during the same prior-year period. During the three months ended May 2, 2015, the Company opened ten directly operated stores compared to nine directly operated stores that were opened in the comparable prior-year period. During the three months ended May 2, 2015, the Company also acquired one store from one of its European licensees. There were no stores acquired during the three months ended May 3, 2014.
Financing Activities
Net cash used in financing activities was $22.9 million for the three months ended May 2, 2015, compared to $22.1 million for the three months ended May 3, 2014.

Effect of Exchange Rates on Cash and Cash Equivalents
During the three months ended May 2, 2015, the impact on cash and cash equivalents from changes in foreign currency translation rates was minimal. This compares to an increase of $9.0 million in cash and cash equivalents driven by changes in foreign currency translation rates during the three months ended May 3, 2014.
Working Capital
As of May 2, 2015, the Company had net working capital (including cash and cash equivalents) of $788.6 million compared to $809.4 million at January 31, 2015 and $838.0 million at May 3, 2014. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable as of May 2, 2015 amounted to $195.7 million, down $21.8 million, compared to $217.5 million at May 3, 2014. The accounts receivable balance relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in North America and Asia and its international licensing business. On a constant currency basis, accounts receivable increased by $11.2 million, or 5.2%, when compared to May 3, 2014. The increase was driven primarily by higher European wholesale shipments during the three months ended May 2, 2015 compared to the same prior-year period. As of May 2, 2015, approximately 43% of our total net trade receivables and 56% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory as of May 2, 2015 decreased to $327.1 million, or 12.4%, compared to $373.4 million at May 3, 2014. On a constant currency basis, inventory decreased by $6.4 million, or 1.7%, when compared to May 3, 2014.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.225 per common share.
On June 2, 2015, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on July 3, 2015 to shareholders of record as of the close of business on June 17, 2015.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity.
Capital Expenditures
Gross capital expenditures totaled $11.6 million, before deducting lease incentives of $0.7 million, for the three months ended May 2, 2015. This compares to gross capital expenditures of $17.3 million, before deducting lease incentives of $1.4 million, for the three months ended May 3, 2014. The Company’s investments in capital for the full fiscal year 2016 are planned between $55 million and $65 million (after deducting estimated lease incentives of approximately $4 million). The planned investments in capital are primarily for store remodeling programs, targeted new store openings and investments in maintaining and improving our infrastructure (primarily information and operating systems).
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

On August 31, 2012, the Company increased its borrowing capacity under the Credit Facility from $200 million to $300 million by exercising the accordion feature in the Credit Facility pursuant to a Lender Joinder Agreement with the lenders party thereto. Also on August 31, 2012, the Company entered into an Amendment to the Credit Facility with the lenders party thereto to provide for (i) greater flexibility in certain of the Company’s covenants under the Credit Facility and (ii) access to a $100 million accordion feature, subject to certain conditions and the willingness of existing or new lenders to assume such increased amount. As of May 2, 2015, the Company had $1.7 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of May 2, 2015, the Company could have borrowed up to $79.5 million under these agreements. As of May 2, 2015, the Company had no outstanding borrowings and $0.3 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.3% to 6.8%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $39.2 million that has a minimum net equity requirement, there are no other financial ratio covenants.
The Company leases a building in Florence, Italy under a capital lease that expires on May 1, 2016. As of May 2, 2015, the capital lease obligation was $5.3 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures on February 1, 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability as of May 2, 2015 was approximately $0.2 million.
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. As of May 2, 2015, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock. There were no share repurchases during the three months ended May 2, 2015 and May 3, 2014.

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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made, and may continue to make, periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies may vary, depending on any changes to the estimates of final annual compensation levels and investment performance of the trust. The cash surrender values of the insurance policies were $54.8 million and $53.6 million as of May 2, 2015 and January 31, 2015, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $2.0 million and $1.6 million in other income during the three months ended May 2, 2015 and May 3, 2014, respectively. During the three months ended May 2, 2015, the Company also recorded realized gains of $0.7 million in other income resulting from payout on the insurance policies. The projected benefit obligation was $61.9 million as of May 2, 2015 and January 31, 2015 and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million were made during the three months ended May 2, 2015. There were no SERP benefit payments made during the three months ended May 3, 2014.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of May 26, 2015, consisting primarily of orders for fashion apparel, was $52.5 million, compared to $73.6 million in constant currency at May 27, 2014, a decrease of 28.7%.

Europe Backlog. As of May 25, 2015, the European wholesale backlog was €210.0 million, compared to €223.9 million at May 26, 2014, a decrease of 6.2%. The backlog as of May 25, 2015 is comprised of sales orders for the Fall/Winter 2015 and Spring/Summer 2016 seasons.
Application of Critical Accounting Policies
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 31, 2015 filed with the SEC on March 27, 2015. There have been no significant changes to our critical accounting policies during the three months ended May 2, 2015.
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, and allows for either full retrospective or modified retrospective adoption. The FASB has proposed delaying the effective date by one year. If the proposal is approved, early adoption would be permitted as of the original effective date. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements, including the choice of application method upon adoption.
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
In February 2015, the FASB issued authoritative guidance which modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal periods beginning after December 15, 2015, which will be the Company’s first quarter of fiscal 2017, and allows for either full retrospective or modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements, including the choice of application method upon adoption.
In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs by requiring such costs to be presented as a deduction from the corresponding debt liability. This guidance is effective for fiscal years beginning after December 15, 2015, which will be the Company’s first quarter of fiscal 2017, and requires retrospective adoption, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
In April 2015, the FASB issued authoritative guidance which would permit an entity to measure its defined benefit plan assets and obligations using the calendar month-end that is closest to the entity’s fiscal period-end for interim and annual periods. This guidance is effective for fiscal years beginning after December 15, 2015, which will be the Company’s first quarter of fiscal 2017, and requires prospective adoption, with early adoption permitted. The Company is currently evaluating whether it will adopt this guidance, but if adopted, this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the three months ended May 2, 2015 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
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
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
During the three months ended May 2, 2015, the Company purchased U.S. dollar forward contracts in Canada and Europe totaling US$40.5 million and US$29.7 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of May 2, 2015, the Company had forward contracts outstanding for its European and Canadian operations of US$66.0 million and US$55.5 million, respectively, which are expected to mature over the next 13 months. The Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of May 2, 2015, accumulated other comprehensive income (loss) included a net unrealized gain of approximately $4.3 million, net of tax, of which $4.4 million will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of May 2, 2015, the net unrealized gain of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.7 million.
At January 31, 2015, the Company had forward contracts outstanding for its European and Canadian operations of US$50.8 million and US$24.5 million, respectively, that were designated as cash flow hedges. At January 31, 2015, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $6.6 million.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income and expense. For the three months ended May 2, 2015, the Company recorded a net loss of $0.7 million for its Canadian dollar and euro foreign currency contracts not designated as hedges, which has been included in other income and expense. As of May 2, 2015, the Company had euro foreign currency contracts to purchase US$93.4 million expected to mature over the next 12 months and Canadian dollar foreign currency contracts to purchase US$19.6 million expected to mature over the next eight months. As of May 2, 2015, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $7.9 million.
At January 31, 2015, the Company had euro foreign currency contracts to purchase US$59.3 million and Canadian dollar foreign currency contracts to purchase US$19.9 million. At January 31, 2015, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $8.9 million.
Sensitivity Analysis
As of May 2, 2015, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$234.5 million, the fair value of the instruments would have decreased by $26.1 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $21.3 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
Interest Rate Risk
As of May 2, 2015, approximately 69% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures in calendar year 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expense. The change in the unrealized fair value of the interest swap had a minimal impact on other income during the three months ended May 2, 2015. The majority of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the three months ended May 2, 2015.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of May 2, 2015 and January 31, 2015, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.
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
There was no change in our internal control over financial reporting during the first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Intermediate People’s Court of Nanjing, China and the Court of Paris, France. The three-week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. On September 15, 2014, the Court of Appeal of Milan affirmed the majority of the lower Court’s ruling in favor of the Company, but overturned the lower Court’s finding with respect to an unfair competition claim. The matter has now entered into a damages phase based on the ruling. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagrees with the Court’s decision and has appealed the ruling. The judgment in the China matter is stayed pending the appeal, which was heard in May 2014. On January 30, 2015, the Court of Paris ruled in favor of the Company, rejecting all of the plaintiff’s claims and partially canceling two of the plaintiff’s community trademark registrations and one of the plaintiff’s international trademark registrations. On February 17, 2015, the plaintiff appealed the Court of Paris’ ruling.
On August 25, 2006, Franchez Isaguirre, a former employee of the Company, filed a complaint in the Superior Court of California, County of Los Angeles alleging violations by the Company of California wage and hour laws. The complaint was subsequently amended, adding a second former employee as an additional named party. The plaintiffs purport to represent a class of similarly situated employees in California who allegedly had been injured by not being provided adequate meal and rest breaks. The complaint seeks unspecified compensatory damages, statutory penalties, attorney’s fees and injunctive and declaratory relief. On June 9, 2009, the Court certified the class but immediately stayed the case pending the resolution of a separate California Supreme Court case on the standards of class treatment for meal and rest break claims. Following the Supreme Court ruling, the Superior Court denied the Company’s motions to decertify the class and to narrow the class in January 2013 and June 2013, respectively. The Company subsequently petitioned to have the Court’s decision not to narrow the class definition reviewed. That petition was ultimately denied by the California Supreme Court in April 2014. Trial is currently scheduled for February 17, 2016.
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through June 2012. Such assessments totaled €9.0 million ($10.0 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). On May 5, 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through 2010) and canceled the related assessments totaling €1.7 million ($1.9 million). While the ruling was favorable to the Company, there can be no assurances that the Company’s remaining appeals for 2011 through June 2012 will be successful or that the Italian Customs Agency will not appeal the favorable MFDTC judgment. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to June 2012 or other claims or charges related to the matter in the future.
Although the Company believes that it has a strong position and will continue to vigorously defend each of these remaining matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations.
The Company is also involved in various other claims and other matters incidental to the Company’s business, the resolutions of which are not expected to have a material adverse effect on the Company’s financial position or results of operations. No material amounts were accrued as of May 2, 2015 or January 31, 2015 related to any of the Company’s legal proceedings.
ITEM 1A. Risk Factors.
There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2015, filed with the SEC on March 27, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
February 1, 2015 to February 28, 2015
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	589	$18.48	—
March 1, 2015 to April 4, 2015
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	464	$18.44	—
April 5, 2015 to May 2, 2015
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	710	$18.88	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	1,763	$18.63	—

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

3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed July 30, 1996).
†10.1	Restricted Stock Unit Agreement dated as of May 1, 2015 between the Registrant and Paul Marciano.*
†10.2	Performance Share Award Agreement dated as of May 1, 2015 between the Registrant and Paul Marciano.*
†31.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer and Vice Chairman of the Board pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	June 3, 2015	By:	/s/ PAUL MARCIANO
Paul Marciano
Chief Executive Officer and Vice Chairman of the Board

Date:	June 3, 2015	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)