Form 10-Q
period 2015-08-01
GUESS INC
filed 2015-09-03
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of September 1, 2015 the registrant had 85,759,076 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	Aug 1, 2015	Jan 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$470,946	$483,483
Accounts receivable, net	198,735	216,205
Inventories	335,460	319,078
Other current assets	85,013	92,593
Total current assets	1,090,154	1,111,359
Property and equipment, net	241,579	259,524
Goodwill	33,766	34,133
Other intangible assets, net	8,009	9,745
Long-term deferred tax assets	66,513	68,747
Other assets	123,591	117,897
	$1,563,612	$1,601,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$4,840	$1,548
Accounts payable	159,244	159,924
Accrued expenses	155,132	140,494
Total current liabilities	319,216	301,966
Long-term debt and capital lease obligations	2,057	6,165
Deferred rent and lease incentives	78,820	81,761
Other long-term liabilities	99,721	117,630
	499,814	507,522
Redeemable noncontrolling interests	5,349	4,437

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 139,975,804 and 139,559,000 shares, outstanding 85,763,440 and 85,323,154 shares, as of August 1, 2015 and January 31, 2015, respectively	858	853
Paid-in capital	459,838	453,546
Retained earnings	1,247,339	1,265,524
Accumulated other comprehensive loss	(142,804)	(127,065)
Treasury stock, 54,212,364 and 54,235,846 shares as of August 1, 2015 and January 31, 2015, respectively	(518,778)	(519,002)
Guess?, Inc. stockholders’ equity	1,046,453	1,073,856
Nonredeemable noncontrolling interests	11,996	15,590
Total stockholders’ equity	1,058,449	1,089,446
	$1,563,612	$1,601,405

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	Aug 1, 2015	Aug 2, 2014	Aug 1, 2015	Aug 2, 2014
Product sales	$520,937	$581,779	$973,896	$1,078,707
Net royalties	25,327	26,792	51,192	52,405
Net revenue	546,264	608,571	1,025,088	1,131,112
Cost of product sales	348,147	391,794	661,486	738,104
Gross profit	198,117	216,777	363,602	393,008
Selling, general and administrative expenses	171,916	186,919	333,048	365,127
Earnings from operations	26,201	29,858	30,554	27,881
Other income (expense):
Interest expense	(729)	(772)	(1,164)	(1,297)
Interest income	239	320	511	725
Other income, net	3,708	4,766	6,334	3,647
	3,218	4,314	5,681	3,075

Earnings before income tax expense	29,419	34,172	36,235	30,956
Income tax expense	10,940	11,900	13,769	10,871
Net earnings	18,479	22,272	22,466	20,085
Net earnings attributable to noncontrolling interests	190	318	836	232
Net earnings attributable to Guess?, Inc.	$18,289	$21,954	$21,630	$19,853

Net earnings per common share attributable to common stockholders (Note 2):
Basic	$0.21	$0.26	$0.25	$0.23
Diluted	$0.21	$0.26	$0.25	$0.23

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	85,004	84,573	84,985	84,536
Diluted	85,290	84,799	85,132	84,765

Dividends declared per common share	$0.225	$0.225	$0.450	$0.450

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	Aug 1, 2015	Aug 2, 2014	Aug 1, 2015	Aug 2, 2014
Net earnings	$18,479	$22,272	$22,466	$20,085
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	(20,933)	(19,708)	(21,636)	2,542
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	5,721	1,867	4,426	(812)
Less income tax effect	(1,137)	(515)	(768)	106
Reclassification to net earnings for (gains) losses realized	(3,523)	290	(5,759)	815
Less income tax effect	511	391	812	370
Marketable securities
Losses arising during the period	(7)	(40)	(14)	(66)
Less income tax effect	3	15	6	25
Reclassification to net earnings for gains realized	—	—	—	(87)
Less income tax effect	—	—	—	33
Defined benefit plans
Actuarial gain	11,378	—	11,378	—
Less income tax effect	(4,352)	—	(4,352)	—
Actuarial loss amortization	430	235	943	469
Prior service credit amortization	(39)	(58)	(97)	(116)
Curtailment	(1,651)	—	(1,651)	—
Less income tax effect	522	(68)	373	(135)
Total comprehensive income	5,402	4,681	6,127	23,229
Less comprehensive income (loss) attributable to noncontrolling interests:
Net earnings	190	318	836	232
Foreign currency translation adjustment	(236)	(284)	(600)	117
Amounts attributable to noncontrolling interests	(46)	34	236	349
Comprehensive income attributable to Guess?, Inc.	$5,448	$4,647	$5,891	$22,880

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	Aug 1, 2015	Aug 2, 2014
Cash flows from operating activities:
Net earnings	$22,466	$20,085
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	35,363	41,363
Amortization of intangible assets	1,080	1,291
Share-based compensation expense	8,052	7,613
Unrealized forward contract gains	(1,979)	(1,047)
Net (gain) loss on disposition of long-term assets and property and equipment	(171)	5,986
Other items, net	167	847
Changes in operating assets and liabilities:
Accounts receivable	12,943	42,381
Inventories	(21,791)	(43,485)
Prepaid expenses and other assets	(5,624)	(8,484)
Accounts payable and accrued expenses	18,432	(30,286)
Deferred rent and lease incentives	(2,455)	(442)
Other long-term liabilities	(9,747)	(5,459)
Net cash provided by operating activities	56,736	30,363
Cash flows from investing activities:
Purchases of property and equipment	(24,963)	(32,316)
Changes in other assets	1,768	319
Proceeds from sale of investment	—	598
Acquisition of businesses, net of cash acquired	(846)	(309)
Net cash settlement of forward contracts	6,814	(842)
Net cash used in investing activities	(17,227)	(32,550)
Cash flows from financing activities:
Payment of debt issuance costs	(945)	—
Proceeds from borrowings	581	786
Repayment of capital lease obligations and borrowings	(756)	(3,720)
Dividends paid	(38,520)	(38,455)
Noncontrolling interest capital distributions	(3,830)	—
Issuance of common stock, net of nonvested award repurchases	(1,052)	619
Excess tax benefits from share-based compensation	79	148
Net cash used in financing activities	(44,443)	(40,622)
Effect of exchange rates on cash and cash equivalents	(7,603)	1,383
Net change in cash and cash equivalents	(12,537)	(41,426)
Cash and cash equivalents at the beginning of the year	483,483	502,945
Cash and cash equivalents at the end of the period	$470,946	$461,519

Supplemental cash flow data:
Interest paid	$508	$870
Income taxes paid	$14,590	$46,208

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 1, 2015
(unaudited)

(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of August 1, 2015 and January 31, 2015, the condensed consolidated statements of income and comprehensive income for the three and six months ended August 1, 2015 and August 2, 2014 and the condensed consolidated statements of cash flows for the six months ended August 1, 2015 and August 2, 2014. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended August 1, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2015.
The three and six months ended August 1, 2015 had the same number of days as the three and six months ended August 2, 2014. All references herein to “fiscal 2016,” “fiscal 2015” and “fiscal 2014” represent the results of the 52-week fiscal year ending January 30, 2016 and the 52-week fiscal years ended January 31, 2015 and February 1, 2014, respectively.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Guess?, Inc., its wholly-owned direct and indirect subsidiaries and its non wholly-owned subsidiaries and joint ventures in which the Company has a controlling financial interest and is determined to be the primary beneficiary. Accordingly, all references herein to “Guess?, Inc.” include the consolidated results of the Company, its wholly-owned subsidiaries and its joint ventures. All intercompany accounts and transactions are eliminated during the consolidation process.
Reclassifications
The Company has made certain reclassifications to prior year amounts to conform to the current period presentation within the accompanying notes to the condensed consolidated financial statements.
New Accounting Guidance
In April 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. The Company adopted this guidance effective February 1, 2015. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements for the three and six months ended August 1, 2015.
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption. Early adoption is permitted for fiscal periods beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements, including the choice of application method upon adoption.
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
In July 2015, the FASB issued authoritative guidance to simplify the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. This guidance is effective for fiscal years beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, and requires prospective adoption, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

(2)	Earnings Per Share
Basic earnings per share represents net earnings attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding does not include restricted stock units with forfeitable dividend rights that have been classified as issued and outstanding but are considered contingently returnable as a result of certain service conditions. These restricted stock units are considered common equivalent shares outstanding and are excluded from the basic earnings per share calculation until the respective service conditions have been met. Diluted earnings per share represents net earnings attributable to common stockholders divided by the weighted average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, earnings attributable to nonvested restricted stockholders are excluded from net earnings attributable to common stockholders for purposes of calculating basic and diluted earnings per common share. However, net losses are not allocated to nonvested restricted stockholders since they are not contractually obligated to share in the losses of the Company.
In addition, the Company has granted certain nonvested stock units that are subject to certain performance-based or market-based vesting conditions as well as continued service requirements through the respective vesting periods. These nonvested stock units are included in the computation of diluted net earnings per common share attributable to common stockholders only to the extent that the underlying performance-based or market-based vesting conditions are satisfied as of the end of the reporting period, or would be considered satisfied if the end of the reporting period were the end of the related contingency period, and the results would be dilutive under the treasury stock method.
The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	Aug 1, 2015	Aug 2, 2014	Aug 1, 2015	Aug 2, 2014
Net earnings attributable to Guess?, Inc.	$18,289	$21,954	$21,630	$19,853
Less net earnings attributable to nonvested restricted stockholders	143	167	227	292
Net earnings attributable to common stockholders	$18,146	$21,787	$21,403	$19,561

Weighted average common shares used in basic computations	85,004	84,573	84,985	84,536
Effect of dilutive securities:
Stock options and restricted stock units	286	226	147	229
Weighted average common shares used in diluted computations	85,290	84,799	85,132	84,765

Net earnings per common share attributable to common stockholders:
Basic	$0.21	$0.26	$0.25	$0.23
Diluted	$0.21	$0.26	$0.25	$0.23
For the three months ended August 1, 2015 and August 2, 2014, equity awards granted for 2,525,300 and 1,666,111, respectively, of the Company’s common shares and for the six months ended August 1, 2015 and August 2, 2014, equity awards granted for 2,473,325 and 1,549,291, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three and six months ended August 1, 2015, the Company also excluded 425,866 nonvested stock units which are subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common share equivalents outstanding because these conditions were not achieved as of August 1, 2015. For the three and six months ended August 2, 2014, the Company excluded 259,700 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common share equivalents outstanding because these conditions were not achieved as of August 2, 2014.

Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. As of August 1, 2015, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock. There were no share repurchases during the three and six months ended August 1, 2015 and August 2, 2014.

(3)	Stockholders’ Equity and Redeemable Noncontrolling Interests
A reconciliation of common stock outstanding, treasury stock and the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended January 31, 2015 and six months ended August 1, 2015 is as follows (in thousands, except share data):

	Shares		Stockholders’ Equity
	Common Stock	Treasury Stock	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balance at February 1, 2014	84,962,345	54,283,384	$1,154,514	$15,472	$1,169,986	$5,830
Net earnings	—	—	94,570	2,614	97,184	—
Foreign currency translation adjustment	—	—	(114,566)	(2,141)	(116,707)	(788)
Gain on derivative financial instruments designated as cash flow hedges, net of income tax of ($721)	—	—	7,270	—	7,270	—
Loss on marketable securities, net of income tax of $61	—	—	(106)	—	(106)	—
Prior service credit amortization and actuarial valuation loss and related amortization on defined benefit plans, net of income tax of $2,335	—	—	(5,862)	—	(5,862)	—
Issuance of common stock under stock compensation plans, net of tax effect	313,271	—	(1,937)	—	(1,937)	—
Issuance of stock under Employee Stock Purchase Plan	47,538	(47,538)	1,008	—	1,008	—
Share-based compensation	—	—	15,342	—	15,342	—
Dividends	—	—	(76,982)	—	(76,982)	—
Noncontrolling interest capital distribution	—	—	—	(355)	(355)	—
Redeemable noncontrolling interest redemption value adjustment	—	—	605	—	605	(605)
Balance at January 31, 2015	85,323,154	54,235,846	$1,073,856	$15,590	$1,089,446	$4,437
Net earnings	—	—	21,630	836	22,466	—
Foreign currency translation adjustment	—	—	(21,036)	(600)	(21,636)	(308)
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of $44	—	—	(1,289)	—	(1,289)	—
Loss on marketable securities, net of income tax of $6	—	—	(8)	—	(8)	—
Actuarial valuation gain (loss) and related amortization, curtailment and prior service credit amortization on defined benefit plans, net of income tax of ($3,979)	—	—	6,594	—	6,594	—
Issuance of common stock under stock compensation plans, net of tax effect	416,804	—	(1,842)	—	(1,842)	—
Issuance of stock under Employee Stock Purchase Plan	23,482	(23,482)	374	—	374	—
Share-based compensation	—	—	8,052	—	8,052	—
Dividends	—	—	(38,658)	—	(38,658)	—
Noncontrolling interest capital distribution	—	—	—	(3,830)	(3,830)	—
Redeemable noncontrolling interest redemption value adjustment	—	—	(1,220)	—	(1,220)	1,220
Balance at August 1, 2015	85,763,440	54,212,364	$1,046,453	$11,996	$1,058,449	$5,349

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three and six months ended August 1, 2015 and August 2, 2014 are as follows (in thousands):

	Three Months Ended Aug 1, 2015
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at May 2, 2015	$(121,908)	$4,296	$(7)	$(12,344)	$(129,963)
Gains (losses) arising during the period	(20,697)	4,584	(4)	7,026	(9,091)
Reclassification to net earnings for gains realized	—	(3,012)	—	(738)	(3,750)
Net other comprehensive income (loss)	(20,697)	1,572	(4)	6,288	(12,841)
Balance at August 1, 2015	$(142,605)	$5,868	$(11)	$(6,056)	$(142,804)

	Six Months Ended Aug 1, 2015
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at January 31, 2015	$(121,569)	$7,157	$(3)	$(12,650)	$(127,065)
Gains (losses) arising during the period	(21,036)	3,658	(8)	7,026	(10,360)
Reclassification to net earnings for gains realized	—	(4,947)	—	(432)	(5,379)
Net other comprehensive income (loss)	(21,036)	(1,289)	(8)	6,594	(15,739)
Balance at August 1, 2015	$(142,605)	$5,868	$(11)	$(6,056)	$(142,804)

	Three Months Ended Aug 2, 2014
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at May 3, 2014	$14,846	$(1,667)	$33	$(6,679)	$6,533
Gains (losses) arising during the period	(19,424)	1,352	(25)	—	(18,097)
Reclassification to net earnings for losses realized	—	681	—	109	790
Net other comprehensive income (loss)	(19,424)	2,033	(25)	109	(17,307)
Balance at August 2, 2014	$(4,578)	$366	$8	$(6,570)	$(10,774)

	Six Months Ended Aug 2, 2014
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at February 1, 2014	$(7,003)	$(113)	$103	$(6,788)	$(13,801)
Gains (losses) arising during the period	2,425	(706)	(41)	—	1,678
Reclassification to net earnings for (gains) losses realized	—	1,185	(54)	218	1,349
Net other comprehensive income (loss)	2,425	479	(95)	218	3,027
Balance at August 2, 2014	$(4,578)	$366	$8	$(6,570)	$(10,774)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings during the three and six months ended August 1, 2015 and August 2, 2014 are as follows (in thousands):

	Three Months Ended		Six Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings
	Aug 1, 2015	Aug 2, 2014	Aug 1, 2015	Aug 2, 2014
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(3,193)	$265	$(4,943)	$759	Cost of product sales
Foreign exchange currency contracts	(330)	25	(816)	56	Other income/expense
Less income tax effect	511	391	812	370	Income tax expense
	(3,012)	681	(4,947)	1,185
Marketable securities:
Available-for-sale securities	—	—	—	(87)	Other income/expense
Less income tax effect	—	—	—	33	Income tax expense
	—	—	—	(54)
Defined benefit plans:
Actuarial loss amortization	430	235	943	469	(1)
Prior service credit amortization	(39)	(58)	(97)	(116)	(1)
Curtailment	(1,651)	—	(1,651)	—	(1)
Less income tax effect	522	(68)	373	(135)	Income tax expense
	(738)	109	(432)	218
Total reclassifications during the period	$(3,750)	$790	$(5,379)	$1,349
__________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic defined benefit pension cost. Refer to Note 13 for further information.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest from the acquisition of its majority-owned subsidiary, Guess Sud SAS (“Guess Sud”). The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holders by providing written notice to the Company any time after January 30, 2012. The put arrangement is recorded on the balance sheet at its expected redemption value based on a method which approximates fair value and classified as a redeemable noncontrolling interest outside of permanent equity. The redemption value of the Guess Sud redeemable put arrangement was $4.5 million and $3.4 million as of August 1, 2015 and January 31, 2015, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in the sixth year of the agreement, or sooner in certain limited circumstances, and every third anniversary from the end of the sixth year thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.8 million and $1.0 million as of August 1, 2015 and January 31, 2015, respectively.

(4)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Aug 1, 2015	Jan 31, 2015
Trade	$208,976	$229,618
Royalty	10,830	10,118
Other	8,404	8,389
	228,210	248,125
Less allowance for doubtful accounts	29,475	31,920
	$198,735	$216,205
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations, and certain other receivables. Other receivables generally relate to amounts due to the Company that result from activities that are not related to the direct sale of the Company’s products or collection of royalties. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.

(5)	Inventories
Inventories consist of the following (in thousands):

	Aug 1, 2015	Jan 31, 2015
Raw materials	$3,409	$4,548
Work in progress	59	77
Finished goods	331,992	314,453
	$335,460	$319,078
The above balances include an allowance to write down inventories to the lower of cost or market of $18.6 million and $19.7 million as of August 1, 2015 and January 31, 2015, respectively.

(6)	Restructuring Charges
During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. The Company incurred total restructuring charges of $12.4 million under these plans related primarily to severance, impairment and lease termination costs during fiscal 2014. There were no restructuring charges incurred during the three and six months ended August 1, 2015 and August 2, 2014 related to these plans. The Company does not expect significant future cash-related charges to be incurred as the actions under these plans were substantially completed during fiscal 2014. As of August 1, 2015, the Company had a balance of approximately $0.2 million in accrued expenses for amounts expected to be paid during the remainder of fiscal 2016. At January 31, 2015, the Company had a balance of approximately $0.3 million in accrued expenses related to these restructuring activities.
The following table summarizes restructuring activities related primarily to severance during the fiscal year ended January 31, 2015 and six months ended August 1, 2015 (in thousands):

Total
Balance at February 1, 2014	$4,578
Cash payments	(2,952)
Foreign currency and other adjustments	(1,350)
Balance at January 31, 2015	$276
Cash payments	(39)
Foreign currency and other adjustments	(56)
Balance at August 1, 2015	$181

(7)	Income Taxes
Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The Company’s effective income tax rate increased to 38.0% for the six months ended August 1, 2015 from 35.1% for the six months ended August 2, 2014. The increase in the effective income tax rate was due primarily to a larger mix of taxable income in higher taxable jurisdictions and higher non-deductible compensation costs during the six months ended August 1, 2015 compared to the same prior-year period.
From time-to-time, the Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. As of August 1, 2015, several income tax audits were underway for various periods in multiple jurisdictions. The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, could incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $14.3 million and $14.4 million as of August 1, 2015 and January 31, 2015, respectively.

(8)	Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Europe, Asia, Americas Wholesale and Licensing. Beginning in the second quarter of fiscal 2016, the Company changed the names of its “North American Retail” and “North American Wholesale” segments to “Americas Retail” and “Americas Wholesale” to better reflect that these segments are inclusive of its operations in North America as well as Central and South America. There have been no changes to the underlying reporting in either segment. The Company’s operating segments are the same as its reportable segments. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and its retail operations in South America. The Europe segment includes the Company’s wholesale, retail and e-commerce operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale, retail and e-commerce operations in Asia. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal.

Net revenue and earnings (loss) from operations are summarized as follows for the three and six months ended August 1, 2015 and August 2, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	Aug 1, 2015	Aug 2, 2014	Aug 1, 2015	Aug 2, 2014
Net revenue:
Americas Retail(1)	$232,456	$244,000	$446,705	$472,344
Europe	199,375	235,260	336,772	394,418
Asia	56,745	64,267	120,780	134,385
Americas Wholesale(1)	32,361	38,252	69,639	77,560
Licensing	25,327	26,792	51,192	52,405
Total net revenue	$546,264	$608,571	$1,025,088	$1,131,112
Earnings (loss) from operations:
Americas Retail(1)	$5,244	$(4,662)	$(1,965)	$(13,061)
Europe	18,186	24,513	14,518	17,881
Asia	887	2,264	5,500	5,617
Americas Wholesale(1)	4,872	5,167	11,619	12,920
Licensing	22,415	24,909	45,440	47,630
Corporate Overhead	(25,403)	(22,333)	(44,558)	(43,106)
Total earnings from operations	$26,201	$29,858	$30,554	$27,881
__________________________________

(1)
Beginning in the second quarter of fiscal 2016, the Company changed the names of its “North American Retail” and “North American Wholesale” segments to “Americas Retail” and “Americas Wholesale” to better reflect that these segments are inclusive of its operations in North America as well as Central and South America. There have been no changes to the underlying reporting in either segment.

Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

(9)	Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Aug 1, 2015	Jan 31, 2015
European capital lease, maturing quarterly through May 2016	$4,840	$5,745
Other	2,057	1,968
	6,897	7,713
Less current installments	4,840	1,548
Long-term debt and capital lease obligations	$2,057	$6,165
Capital Lease
The Company leases a building in Florence, Italy under a capital lease which provides for minimum lease payments through May 1, 2016. As of August 1, 2015, the capital lease obligation was $4.8 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures on February 1, 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability as of August 1, 2015 was approximately $0.2 million.
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash balances as of August 1, 2015, the Company could have borrowed up to $150 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit

Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes. The Credit Facility replaces the Company’s previous $300 million credit facility, which was scheduled to mature in July 2016. No principal or interest was outstanding or accrued and unpaid under the prior credit facility on its termination date.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of August 1, 2015, the Company had $1.7 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
The Credit Facility requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if a default or an event of default occurs under the Credit Facility or if the borrowing capacity falls below certain levels. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company and certain of its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. The Credit Facility allows for both secured and unsecured borrowings outside of the Credit Facility up to specified amounts.
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of August 1, 2015, the Company could have borrowed up to $80.8 million under these agreements. As of August 1, 2015, the Company had no outstanding borrowings and $3.0 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.9% to 6.8%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $38.4 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.

(10)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and six months ended August 1, 2015 and August 2, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	Aug 1, 2015	Aug 2, 2014	Aug 1, 2015	Aug 2, 2014
Stock options	$439	$620	$920	$1,076
Stock awards/units	3,950	3,439	7,037	6,377
Employee Stock Purchase Plan	51	97	95	160
Total share-based compensation expense	$4,440	$4,156	$8,052	$7,613
Unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options and nonvested stock awards/units totaled approximately $5.1 million and $29.3 million, respectively, as of August 1, 2015. This cost is expected to be recognized over a weighted average period of 1.7 years. The weighted average grant date fair value of options granted was $3.71 and $6.23 during the six months ended August 1, 2015 and August 2, 2014, respectively.
Grants
On July 7, 2015, in connection with a new employment agreement entered into between the Company and Victor Herrero (the “Herrero Employment Agreement”), who became the Company’s Chief Executive Officer on August 1, 2015, the Company granted Mr. Herrero 600,000 stock options and 250,000 nonvested stock units. Mr. Herrero was also granted 150,000 restricted stock units which are considered contingently returnable as a result of certain service conditions set forth in the Herrero Employment Agreement.
On April 2, 2015, the Company made an annual grant of 577,700 stock options and 401,700 nonvested stock awards/units to its employees. On April 2, 2014, the Company made an annual grant of 365,600 stock options and 301,200 nonvested stock awards/units to its employees.
Performance-Based Awards
As discussed above, on July 7, 2015, the Company granted certain nonvested stock units to Mr. Herrero in connection with the Herrero Employment Agreement. The nonvested stock units are scheduled to vest in increments of one-fourth of the shares granted on each anniversary from the date of grant, subject to the achievement of certain performance-based vesting conditions during the last two quarters of fiscal 2016 as well as continued service requirements through each of the vesting periods.
The Company has granted certain nonvested stock units to Paul Marciano, the Company’s former Chief Executive Officer and current Executive Chairman of the Board and Chief Creative Officer, in connection with an employment agreement entered into between the Company and Mr. Marciano during fiscal 2014. Each award of nonvested stock units has an initial vesting period from the date of the grant through the end of the first fiscal year followed by two annual vesting periods. The nonvested stock units are subject to the achievement of certain performance-based vesting conditions during the first fiscal year of the grant as well as continued service requirements through each of the vesting periods.
The Company has also granted a target number of nonvested stock units to Mr. Marciano in connection with his employment agreement. The number of shares that may ultimately vest with respect to each award will equal 0% to 150% of the target number of shares, subject to the achievement of certain performance-based vesting conditions during the first fiscal year of the grant as well as continued service requirements through the vesting date. Any shares that are ultimately issued are scheduled to vest at the end of the third fiscal year following the grant date.

The following table summarizes the activity for nonvested performance-based awards during the six months ended August 1, 2015:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 31, 2015	413,834	$29.66
Granted	425,866	19.39
Vested	(33,333)	27.86
Forfeited	(159,700)	27.86
Nonvested at August 1, 2015	646,667	$23.44
Market-Based Awards
On May 1, 2015, the Company also granted a target of 183,368 nonvested stock units to Mr. Marciano in connection with his employment agreement. The number of shares that may ultimately vest will equal 0% to 150% of the target number of shares, subject to the performance of the Company’s total stockholder return (“TSR”) relative to the TSR of a select group of peer companies over a three-year period. Vesting is also subject to continued service requirements through the vesting date. Any shares that are ultimately issued are scheduled to vest in fiscal 2019. The grant date fair value for such nonvested stock units was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. Compensation expense is recognized on a straight-line basis over the vesting period.

(11)	Related Party Transactions
The Company and its subsidiaries periodically enter into transactions with other entities or individuals that are considered related parties, including certain transactions with entities affiliated with trusts for the respective benefit of Paul Marciano, who is an executive of the Company, Maurice Marciano, Chairman Emeritus of the Board, Armand Marciano, their brother and former executive of the Company, and certain of their children (the “Marciano Trusts”).
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect as of August 1, 2015 with expiration dates ranging from calendar years 2015 to 2020.
Aggregate rent, common area maintenance charges and property tax expense recorded under these related party leases for the six months ended August 1, 2015 and August 2, 2014 was $2.7 million and $3.0 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through informal arrangements with MPM Financial and independent third party management companies contracted by MPM Financial to manage its aircraft. The total fees paid under these arrangements for the six months ended August 1, 2015 and August 2, 2014 were approximately $0.3 million and $0.7 million, respectively.

Consulting Arrangement
After serving for over 30 years as an executive and leader for Guess?, Inc., co-founder Maurice Marciano retired from his position as executive Chairman of the Board and as an employee of the Company upon the expiration of his employment agreement on January 28, 2012. In connection with his retirement and under the terms of his previously existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement, subsequently extended for a third year (the “Marciano Consulting Agreement”), under which Mr. Marciano provided certain consulting services to the Company. The Marciano Consulting Agreement provided for consulting fees of $500,000 per year and continued automobile use in a manner consistent with past practice. The Marciano Consulting Agreement expired on January 28, 2015 and was not renewed. However, Mr. Marciano continues to serve the Company as a director and the Chairman Emeritus of the Board. The Company elected to continue to provide for automobile use subsequent to the expiration of the term of the Marciano Consulting Agreement based on Mr. Marciano’s continuing substantial contributions to the Company. There were no expenses incurred related to the Marciano Consulting Agreement during the six months ended August 1, 2015. Total expenses incurred with respect to the Marciano Consulting Agreement were approximately $0.3 million for the six months ended August 2, 2014.
Other Transactions
From time-to-time, the Company utilizes a third party agent named Harmony Collection, LLC to produce specific apparel products on behalf of the Company. Armand Marciano, brother of Maurice and Paul Marciano, is part owner and an executive of the parent company of Harmony Collection, LLC. There were no payments made by the Company under this arrangement for the six months ended August 1, 2015. The total payments made by the Company under this arrangement for the six months ended August 2, 2014 were approximately $0.7 million.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015.

(12)	Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through September 2031. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 2% to 12%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through March 2020. As discussed in further detail in Note 9, the Company leases a building in Florence, Italy under a capital lease which provides for minimum lease payments through May 1, 2016.
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
On August 25, 2006, Franchez Isaguirre, a former employee of the Company, filed a complaint in the Superior Court of California, County of Los Angeles alleging violations by the Company of California wage and hour laws. The complaint was subsequently amended, adding a second former employee as an additional named party. The plaintiffs purport to represent a class of similarly situated employees in California who allegedly had been injured by not being provided adequate meal and rest breaks. The complaint seeks unspecified compensatory damages, statutory penalties, attorney’s fees and injunctive and declaratory relief. On June 9, 2009, the Court certified the class but immediately stayed the case pending the resolution of a separate California Supreme Court case on the standards of class treatment for meal and rest break claims. Following the Supreme Court ruling, the Superior Court denied the Company’s motions to decertify the class and to narrow the class in January 2013 and June 2013, respectively. The Company subsequently petitioned to have the Court’s decision not to narrow the class definition reviewed. That petition was ultimately denied by the California Supreme Court in April 2014. In July 2015, the parties entered into a Memorandum of Understanding to settle the matter for $5.25 million, subject to certain limited offsets. Once a formal settlement agreement is finalized by the parties, the settlement will be subject to the review and approval of the Court.
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.8 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). On May 5, 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.8 million). While the ruling was favorable to the Company, there can be no assurances that the Company’s remaining appeals for October 2010 through December 2012 will be successful or that the Italian Customs Agency will not appeal the favorable MFDTC judgment. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future.
Although the Company believes that it has a strong position and will continue to vigorously defend each of the remaining matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations.

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
In July 2015, the SERP was amended in connection with Paul Marciano’s planned transition from Chief Executive Officer to Executive Chairman of the Board and Chief Creative Officer. The amendment effectively eliminated any future salary progression by finalizing compensation levels for future benefits. Mr. Marciano will continue to be eligible to receive SERP benefits in the future in accordance with the amended terms of the SERP. Subsequent to the amendment, there are no employees that would be considered actively participating under the terms of the SERP.
As a result, during the three and six months ended August 1, 2015, the Company included an actuarial gain of $11.4 million before taxes in accumulated other comprehensive income (loss). In addition, the Company also recognized a curtailment gain of $1.7 million before taxes related to the accelerated amortization of the remaining prior service credit during the three and six months ended August 1, 2015.
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $55.9 million and $53.6 million as of August 1, 2015 and January 31, 2015, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(0.3) million and $1.6 million in other income and expense during the three and six months ended August 1, 2015, respectively, and unrealized gains of $0.7 million and $2.2 million in other income during the three and six months ended August 2, 2014, respectively. During the six months ended August 1, 2015, the Company also recorded realized gains of $0.7 million in other income resulting from payout on the insurance policies. The realized gains were recorded during the three months ended May 2, 2015. The projected benefit obligation was $50.6 million and $61.9 million as of August 1, 2015 and January 31, 2015, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $0.8 million were made during the three and six months ended August 1, 2015, respectively. SERP benefit payments of $0.3 million were made during the three and six months ended August 2, 2014.

The components of net periodic defined benefit pension (credit) cost for the three and six months ended August 1, 2015 and August 2, 2014 related to the SERP are as follows (in thousands):

	Three Months Ended		Six Months Ended
	Aug 1, 2015	Aug 2, 2014	Aug 1, 2015	Aug 2, 2014
Interest cost	$495	$572	$991	$1,144
Net amortization of unrecognized prior service credit	(39)	(58)	(97)	(116)
Net amortization of actuarial losses	290	235	718	469
Curtailment gain	(1,651)	—	(1,651)	—
Net periodic defined benefit pension (credit) cost	$(905)	$749	$(39)	$1,497
Swiss Pension Plan
In accordance with local regulations, the Company also maintains a pension plan in Switzerland for certain of its employees. The plan is a government-mandated defined contribution plan that provides employees with a minimum investment return determined annually by the Swiss government, and as such, is treated under pension accounting in accordance with authoritative guidance. Under the plan, both the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. The Company’s contributions must be made in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender. As of August 1, 2015 and January 31, 2015, the plan had a projected benefit obligation of CHF14.5 million (US$15.0 million) and CHF13.9 million (US$15.1 million), respectively, and plan assets held at the independent investment fiduciary of CHF12.1 million (US$12.5 million) and CHF11.5 million (US$12.5 million), respectively. The net liability of CHF2.4 million (US$2.5 million) and CHF2.4 million (US$2.6 million) was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of August 1, 2015 and January 31, 2015, respectively. During the three and six months ended August 1, 2015, the Company recognized net periodic defined benefit pension cost of CHF0.4 million (US$0.5 million) and CHF0.9 million (US$0.9 million), respectively, resulting from service cost and net amortization of actuarial losses related to the Swiss pension plan.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of August 1, 2015 and January 31, 2015 (in thousands):

	Fair Value Measurements at Aug 1, 2015				Fair Value Measurements at Jan 31, 2015
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$8,446	$—	$8,446	$—	$15,542	$—	$15,542
Available-for-sale securities	23	—	—	23	36	—	—	36
Total	$23	$8,446	$—	$8,469	$36	$15,542	$—	$15,578
Liabilities:
Foreign exchange currency contracts	$—	$207	$—	$207	$—	$—	$—	$—
Interest rate swap	—	165	—	165	—	270	—	270
Deferred compensation obligations	—	11,213	—	11,213	—	9,133	—	9,133
Total	$—	$11,585	$—	$11,585	$—	$9,403	$—	$9,403

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended August 1, 2015 or during the year ended January 31, 2015.
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
Available-for-sale securities, which consist of marketable equity securities, are recorded at fair value and are included in other assets in the accompanying condensed consolidated balance sheets. As of August 1, 2015 and January 31, 2015, available-for-sale securities were minimal. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income (loss). As of August 1, 2015 and January 31, 2015, the accumulated unrealized losses, net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company were minimal. During the six months ended August 2, 2014, the Company received proceeds of $0.6 million from the sale of marketable equity securities which were classified as available-for-sale securities. The sale of marketable equity securities was made during the three months ended May 3, 2014. The cost of securities sold was based on the specific identification method. Gains recognized during the six months ended August 2, 2014 were $0.1 million as a result of this sale and were included in other income.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of August 1, 2015 and January 31, 2015, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable-rate debt including the capital lease obligation approximated rates currently available to the Company.

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
The Company recorded impairment charges of $0.7 million and $1.8 million during the three and six months ended August 1, 2015, respectively, and $4.6 million and $4.8 million during the three and six months ended August 2, 2014, respectively. The impairment charges related primarily to the impairment of certain retail stores in North America and Europe resulting from under-performance or the exercise of kick-out options during each of the respective periods. These impairment charges were included in selling, general and administrative expenses in the Company’s condensed consolidated statements of income for each of the respective periods.

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of August 1, 2015, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.
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
The Company has also used U.S. dollar forward contracts to hedge the net investments of certain of the Company’s international subsidiaries over specific months. Changes in the fair value of these U.S. dollar forward contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are not recognized in earnings until the sale or liquidation of the hedged net investment.
The Company also has foreign currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign currency contracts not designated as hedging instruments are reported in net earnings as part of other income and expense.

Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of August 1, 2015 and January 31, 2015 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Aug 1, 2015	Fair Value at Jan 31, 2015
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Other current assets/ Other assets	$4,454	$6,597
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	3,992	8,945
Total		$8,446	$15,542
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Accrued expenses	$76	$—
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	131	—
Interest rate swaps	Accrued expenses/ Other long-term liabilities	165	270
Total derivatives not designated as hedging instruments		296	270
Total		$372	$270
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
During the six months ended August 1, 2015, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$82.2 million and US$43.8 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of August 1, 2015, the Company had forward contracts outstanding for its European and Canadian operations of US$92.9 million and US$43.8 million, respectively, which are expected to mature over the next 18 months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for the three and six months ended August 1, 2015 and August 2, 2014 (in thousands):

	Gain Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings(1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended			Three Months Ended
	Aug 1, 2015	Aug 2, 2014		Aug 1, 2015	Aug 2, 2014
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$5,343	$1,866	Cost of product sales	$3,193	$(265)
Foreign exchange currency contracts	$378	$1	Other income/expense	$330	$(25)

	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings(1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Six Months Ended			Six Months Ended
	Aug 1, 2015	Aug 2, 2014		Aug 1, 2015	Aug 2, 2014
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$4,196	$(706)	Cost of product sales	$4,943	$(759)
Foreign exchange currency contracts	$230	$(106)	Other income/expense	$816	$(56)
 __________________________________

(1)	The ineffective portion was immaterial during the three and six months ended August 1, 2015 and August 2, 2014 and was recorded in net earnings and included in interest income/expense.
As of August 1, 2015, accumulated other comprehensive income (loss) included a net unrealized gain of approximately $5.9 million, net of tax, of which $4.6 million will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	Aug 1, 2015	Aug 2, 2014	Aug 1, 2015	Aug 2, 2014
Beginning balance gain (loss)	$4,296	$(1,667)	$7,157	$(113)
Net gains (losses) from changes in cash flow hedges	4,584	1,352	3,658	(706)
Net (gains) losses reclassified to earnings	(3,012)	681	(4,947)	1,185
Ending balance gain	$5,868	$366	$5,868	$366
At January 31, 2015, the Company had forward contracts outstanding for its European and Canadian operations of US$50.8 million and US$24.5 million, respectively, that were designated as cash flow hedges.
Derivatives Not Designated as Hedging Instruments
As of August 1, 2015, the Company had euro foreign currency contracts to purchase US$81.9 million expected to mature over the next 12 months and Canadian dollar foreign currency contracts to purchase US$14.3 million expected to mature over the next seven months.

The following table summarizes the gains before taxes recognized on the derivative instruments not designated as hedging instruments in other income for the three and six months ended August 1, 2015 and August 2, 2014 (in thousands):

	Location of Gain Recognized in Earnings	Gain Recognized in Earnings		Gain Recognized in Earnings
		Three Months Ended		Six Months Ended
		Aug 1, 2015	Aug 2, 2014	Aug 1, 2015	Aug 2, 2014
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$2,860	$3,984	$2,159	$1,195
Interest rate swaps	Other income/expense	$47	$57	$96	$132
At January 31, 2015, the Company had euro foreign currency contracts to purchase US$59.3 million and Canadian dollar foreign currency contracts to purchase US$19.9 million.

(16)	Subsequent Events
On August 26, 2015, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on September 25, 2015 to shareholders of record as of the close of business on September 9, 2015.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
Important Factors Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be contained in the Company’s other reports filed under the Securities Exchange Act of 1934, as amended, in its press releases and in other documents. In addition, from time-to-time, the Company through its management may make oral forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects and proposed new products, services, developments or business strategies and initiatives (including those identified by the Company’s new Chief Executive Officer, Victor Herrero). These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “outlook,” “pending,” “plan,” “predict,” “project,” “strategy,” “will,” “would,” and other similar terms and phrases, including references to assumptions.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, restructuring charges, estimated charges, plans regarding store openings, closings and remodels, plans regarding business growth, international expansion and capital allocation, plans regarding supply chain efficiencies and global planning and allocation, e-commerce and omni-channel initiatives, business seasonality, results of litigation, industry trends, consumer demands and preferences, competition, currency fluctuations and related impacts, estimated tax rates, results of tax audits and other regulatory proceedings, raw material and other inflationary cost pressures, consumer confidence and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and in our other filings made from time-to-time with the Securities and Exchange Commission (“SEC”) after the date of this report.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Europe, Asia, Americas Wholesale and Licensing. Beginning in the second quarter of fiscal 2016, the Company changed the names of its “North American Retail” and “North American Wholesale” segments to “Americas Retail” and “Americas Wholesale” to better reflect that these segments are inclusive of its operations in North America as well as Central and South America. There have been no changes to the underlying reporting in either segment. The Company’s operating segments are the same as its reportable segments. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and its retail operations in South America. The Europe segment includes the Company’s wholesale, retail and e-commerce operations in Europe and the Middle East. The Asia segment includes the Company’s wholesale, retail and e-commerce operations in Asia. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 8 to the Condensed Consolidated Financial Statements.
Products
We derive our net revenue from the sale of GUESS?, G by GUESS, GUESS Kids and MARCIANO apparel and our licensees’ products through our worldwide network of retail stores, wholesale customers and distributors, as well as our online sites. We also derive royalty revenue from worldwide licensing activities.
Global Economic Conditions
Economic and market conditions have continued to be volatile and uncertain in many markets around the world and consumer behavior remains cautious. The retail environment has been impacted by highly promotional conditions and softer mall traffic which may persist for some time. In Europe, government austerity programs and bank credit issues have impacted the capital markets of numerous European countries, resulting in reduced consumer confidence and lower discretionary spending in those countries. These circumstances have had, and could in the future have, a negative impact on our business, particularly in our more mature markets in Southern Europe. When these conditions occur, the impact is greater in our multi-brand wholesale channel, particularly in Italy, where many customers are relatively small and are not well capitalized. While the economic environment in Southern Europe has shown signs of improvement, the recovery is still vulnerable. In addition, the geopolitical tension in Russia and Ukraine has impacted economic sentiment and could continue to negatively impact our business. We are also seeing evidence of a more cautious consumer in Greater China and South Korea due to the macro-economic conditions in these countries.
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
During the first half of fiscal 2016, the average U.S. dollar rate was stronger against the euro, the Canadian dollar and the Korean won compared to the average rate in the same prior-year period. As a result, our product margins in Europe and Canada were negatively impacted by exchange rate fluctuations for the six months ended August 1, 2015 compared to the same prior-year period. There was also an overall negative impact on the translation of our international revenues and earnings from operations for the six months ended August 1, 2015 compared to the same prior-year period.
If the U.S. dollar remains strong relative to the respective fiscal 2015 foreign exchange rates, we expect that foreign exchange will continue to have a significant negative impact on our revenues and operating results as well as our international cash and other balance sheet items, particularly in Europe and Canada during the remainder of fiscal 2016.
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
Recent Developments
On July 7, 2015, the Company entered into an employment agreement with Victor Herrero that provided for his transition to become the Company’s Chief Executive Officer effective as of August 1, 2015 (the “Transition Date”). On the Transition Date, Paul Marciano, the Company’s former Chief Executive Officer and Vice Chairman of the Board of Directors, assumed the role of Executive Chairman of the Board and Chief Creative Officer.
Although Mr. Herrero is still in the process of assessing the strategic direction of the Company, he has identified several initiatives focused on driving shareholder value which we plan to implement through two separate phases. The first phase will focus on (i) elevating the quality of our sales organization and merchandising strategy to match the quality of our product and marketing; (ii) building a major business in Asia by unlocking the potential of the GUESS? brand in the region; and (iii) creating a culture of purpose and accountability throughout the entire Company by implementing a more centralized organizational structure that reinforces our focus on sales and profitability. The following provides further details on the planned implementation of these three initiatives:
Sales Organization and Merchandising Strategy. We plan to elevate the quality of our sales organization and merchandising strategy by: (1) elevating the product knowledge of our sales force; (2) building a more strategic and operational online organization in order to increase millennials’ engagement with our brand through digital marketing and social media; (3) taking steps such as investing in key stores and developing stronger replenishment, visual, stockroom and cost-control standards in order to improve our overall field and store structure; (4) implementing a more effective yearly retail calendar to better enable each store to fully capture local opportunities; (5) using feedback from our sales force to improve our collections and increase the number and effectiveness of our SKU’s; and (6) implementing a global pricing system with greater clarity and simplicity.
Building our Asia Business. We believe there continues to be significant potential in this region, particularly in mainland China, and intend to allocate sufficient resources to fuel future growth.
Transform our Company’s Culture. In order to generate global synergies, major decisions (including logistics, finance, communication and stock allocation) will become more centralized in the Company’s management team in Los Angeles. The organization will be structured to reinforce the focus on sales and profitability as well as to foster an environment of accountability and execution measured through key performance metrics.
The second phase of Mr. Herrero’s initiatives is in development, but is expected to focus on improving our cost structure (including supply chain and overhead) and revitalizing our wholesale business. Initially, we will be looking at the following areas to develop our supply chain initiatives: improving replenishment inside our stores, optimizing vendor proximity to our main markets, and creating a fabric platform and reinforcing open-to-buys.
Other Ongoing Strategies
Store Portfolio Rationalization. We plan to increase the profitability for our brick-and-mortar locations by improving the productivity and performance of our existing stores. As discussed above, we will review our field and store structure and define stores by their current performance along with a plan for improvement. We will also invest in key stores to elevate their image and bring our latest store layouts to the end customer. In Americas Retail, in light of recent performance trends and our new initiatives, we now plan to extend the leases on certain stores previously planned for closure by one to two years in order to allow more time to evaluate the financial performance of these locations. We now expect to close approximately 40 stores during fiscal year 2016 through a combination of lease expirations and kick-outs. Including these stores, approximately half of our leases in Americas Retail are up for renewal or have lease exit options over the next three years, providing us with the flexibility to further optimize our retail footprint as appropriate in the coming years.

Business Portfolio. We plan to continue to evaluate the different businesses in our global portfolio, reducing the size and cost structure of the less profitable ones, while directing capital investments to those with more profit potential. As discussed above, we plan to allocate sufficient resources to fuel future growth in Asia. In addition, we plan to resume expansion of our G by GUESS concept in the Americas and will target growth in other markets such as Russia and Turkey where we believe the GUESS? brand is underpenetrated.
Omni-Channel Strategy. We continue to execute our global omni-channel strategy that allows customers to shop seamlessly in retail stores, online and through mobile devices. We have already deployed certain initiatives in the U.S. including “reserve online, pick-up in stores” and “order from store” as well as mobile optimized commerce sites and smartphone applications. We have also developed our in-store fulfillment capabilities which optimize inventory located in our U.S. and Canadian retail stores. In the U.S. and Canada, e-commerce orders may be fulfilled from our distribution centers, or from our retail stores, or both, and retail store sales may be fulfilled from one of our numerous retail store locations or from our distribution centers. We have begun to deploy similar omni-channel strategies in certain international markets, leveraging our existing technology and experience.
Capital Allocation
The Company’s investments in capital for the full fiscal year 2016 are planned between $55 million and $65 million (after deducting estimated lease incentives of approximately $6 million). The planned investments in capital are primarily for store remodeling programs, targeted new store openings and investments in maintaining and improving our infrastructure (primarily information and operating systems).
Comparable Store Sales
The Company reports National Retail Federation (“NRF”) calendar comparable store sales on a quarterly basis for our retail businesses which include the combined results from our brick-and-mortar retail stores and our e-commerce sites. We also separately report the impact of e-commerce sales on our comparable store sales metric. As a result of our omni-channel strategy, our e-commerce business has become strongly intertwined with our brick-and-mortar retail store business. Therefore, we believe that the inclusion of e-commerce sales in our comparable store sales metric provides a more meaningful representation of our retail results.
Sales from our brick-and-mortar retail stores include purchases that are initiated, paid for and fulfilled at our retail stores and directly operated concessions or shop-in-shops as well as merchandise that is reserved online but paid for and picked-up at our retail stores. Sales from our e-commerce sites include purchases that are initiated and paid for online and shipped from either our distribution centers or our retail stores as well as purchases that are initiated in a retail store, but due to inventory availability at the retail store, are ordered and paid for online and shipped from our distribution centers or picked-up from a different retail store.
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
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and six months ended August 1, 2015 had the same number of days as the three and six months ended August 2, 2014.

Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 16.7% to $18.3 million, or diluted earnings of $0.21 per common share, for the quarter ended August 1, 2015, compared to net earnings attributable to Guess?, Inc. of $22.0 million, or diluted earnings of $0.26 per common share, for the quarter ended August 2, 2014.
Highlights of the Company’s performance for the quarter ended August 1, 2015 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue decreased 10.2% to $546.3 million for the quarter ended August 1, 2015, compared to $608.6 million in the same prior-year period. In constant currency, net revenue decreased by 0.6%.

•	Gross margin (gross profit as a percentage of total net revenue) increased 70 basis points to 36.3% for the quarter ended August 1, 2015, compared to 35.6% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased by 80 basis points to 31.5% for the quarter ended August 1, 2015, compared to 30.7% in the same prior-year period. SG&A expenses decreased 8.0% to $171.9 million for the quarter ended August 1, 2015, compared to $186.9 million in the same prior-year period.

•
Operating margin was relatively flat at 4.8% for the quarter ended August 1, 2015, compared to 4.9% in the same prior-year period. Earnings from operations decreased 12.2% to $26.2 million for the quarter ended August 1, 2015, compared to $29.9 million in the same prior-year period.

•	Other income, net (including interest income and expense), totaled $3.2 million for the quarter ended August 1, 2015, compared to $4.3 million in the same prior-year period.

•	The effective income tax rate increased 240 basis points to 37.2% for the quarter ended August 1, 2015, compared to 34.8% in the same prior-year period.
Key Balance Sheet Accounts

•
The Company had $470.9 million in cash and cash equivalents as of August 1, 2015. There were no short-term investments as of August 1, 2015. This compares to cash and cash equivalents and short-term investments of $466.5 million at August 2, 2014.

•
Accounts receivable, which relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in the Americas and Asia and its international licensing business, decreased by $35.2 million, or 15.0%, to $198.7 million as of August 1, 2015, compared to $233.9 million at August 2, 2014. On a constant currency basis, accounts receivable decreased by $0.6 million, or 0.3%.

•
Inventory decreased by $56.9 million, or 14.5%, to $335.5 million as of August 1, 2015, compared to $392.4 million at August 2, 2014. On a constant currency basis, inventory decreased by $13.0 million, or 3.3%.

Global Store Count
In the second quarter of fiscal 2016, together with our partners, we opened 24 new stores worldwide, consisting of 13 stores in Europe and the Middle East, four stores in the U.S. and Canada, four stores in Asia and three stores in South America. Together with our partners, we closed 68 stores worldwide, consisting of 25 stores in Asia, 24 stores in Europe and the Middle East, 18 stores in the U.S. and Canada and one store in Central America.

We ended the second quarter of fiscal 2016 with 1,623 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	456	456	—
Europe and the Middle East	594	266	328
Asia	478	50	428
Central and South America	95	43	52
Total	1,623	815	808
This store count does not include 480 concessions located primarily in South Korea and Greater China, which have been excluded because of their smaller store size in relation to our standard international store size. Of the total 1,623 stores, 1,226 were GUESS? stores, 241 were GUESS? Accessories stores, 80 were G by GUESS stores and 76 were MARCIANO stores.
Results of Operations
Three Months Ended August 1, 2015 and August 2, 2014
Consolidated Results
Net Revenue. Net revenue decreased by $62.3 million, or 10.2%, to $546.3 million for the quarter ended August 1, 2015, from $608.6 million for the quarter ended August 2, 2014. In constant currency, net revenue decreased by 0.6% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $58.6 million compared to the same prior-year period.
Gross Margin. Gross margin increased 70 basis points to 36.3% for the quarter ended August 1, 2015, from 35.6% in the same prior-year period, of which 60 basis points was due to higher overall product margins. Product margins increased due primarily to higher initial mark-ups in Europe and Americas Retail and less markdowns in Americas Retail. These increases were partially offset by the negative impact from currency exchange rate fluctuations on product margins.
Gross Profit. Gross profit decreased by $18.7 million, or 8.6%, to $198.1 million for the quarter ended August 1, 2015, from $216.8 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $21.4 million.
The Company includes inbound freight charges, purchasing costs and related overhead, retail store occupancy costs, including rent and depreciation, and a portion of the Company’s distribution costs related to its retail business in cost of product sales. The Company’s gross margin may not be comparable to that of other entities since some entities include all of the costs related to their distribution in cost of product sales and others, like the Company, generally exclude wholesale-related distribution costs from gross margin, including them instead in SG&A expenses. Additionally, some entities include retail store occupancy costs in SG&A expenses and others, like the Company, include retail store occupancy costs in cost of product sales.
SG&A Rate. The Company’s SG&A rate increased by 80 basis points to 31.5% for the quarter ended August 1, 2015, from 30.7% in the same prior-year period, due primarily to the unfavorable impact from charges related to legal matters of $7.0 million during the quarter ended August 1, 2015, partially offset by lower asset impairment charges.
Selling, General and Administrative Expenses. SG&A expenses decreased by $15.0 million, or 8.0%, to $171.9 million for the quarter ended August 1, 2015, from $186.9 million in the same prior-year period. The decrease was driven by the favorable impact from currency translation fluctuations and lower asset impairment charges, partially offset by charges related to legal matters of $7.0 million during the quarter ended August 1, 2015. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $17.0 million.

Operating Margin. Operating margin was relatively flat at 4.8% for the quarter ended August 1, 2015, compared to 4.9% in the same prior-year period. Operating margin was negatively impacted by a higher SG&A rate, offset mostly by higher overall gross margins compared to the same prior-year period.
Earnings from Operations.   Earnings from operations decreased by $3.7 million, or 12.2%, to $26.2 million for the quarter ended August 1, 2015, from $29.9 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $4.4 million.
Interest Expense, Net. Interest expense, net was flat at $0.5 million for the quarter ended August 1, 2015, compared to the quarter ended August 2, 2014 and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges.
Other Income, Net. Other income, net was $3.7 million for the quarter ended August 1, 2015, compared to $4.8 million in the same prior-year period. Other income, net in the quarter ended August 1, 2015 consisted primarily of net unrealized and realized mark-to-market revaluation gains on foreign currency contracts. Other income, net in the quarter ended August 2, 2014 consisted primarily of net unrealized and realized mark-to-market revaluation gains on foreign currency contracts and net unrealized gains on non-operating assets.
Income Tax Expense.  Income tax expense for the quarter ended August 1, 2015 was $10.9 million, or a 37.2% effective tax rate, compared to $11.9 million, or a 34.8% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management. The increase in effective tax rate was due primarily to a larger mix of taxable income in higher taxable jurisdictions and higher non-deductible compensation costs compared to the same prior-year period.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests for the quarter ended August 1, 2015 was $0.2 million, net of taxes, compared to $0.3 million, net of taxes, in the same prior-year period.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased by $3.7 million, or 16.7%, to $18.3 million for the quarter ended August 1, 2015, from $22.0 million in the same prior-year period. Diluted earnings per share decreased to $0.21 per share for the quarter ended August 1, 2015, compared to $0.26 per share for the quarter ended August 2, 2014. We estimate that the negative impact from currency fluctuations on diluted earnings per common share for the quarter ended August 1, 2015 was approximately $0.10 per share.

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended August 1, 2015 and August 2, 2014 (dollars in thousands):

	Three Months Ended
	Aug 1, 2015	Aug 2, 2014	Change	% Change
Net revenue:
Americas Retail(1)	$232,456	$244,000	$(11,544)	(4.7%)
Europe	199,375	235,260	(35,885)	(15.3)
Asia	56,745	64,267	(7,522)	(11.7)
Americas Wholesale(1)	32,361	38,252	(5,891)	(15.4)
Licensing	25,327	26,792	(1,465)	(5.5)
Total net revenue	$546,264	$608,571	$(62,307)	(10.2%)
Earnings (loss) from operations:
Americas Retail(1)	$5,244	$(4,662)	$9,906	212.5%
Europe	18,186	24,513	(6,327)	(25.8)
Asia	887	2,264	(1,377)	(60.8)
Americas Wholesale(1)	4,872	5,167	(295)	(5.7)
Licensing	22,415	24,909	(2,494)	(10.0)
Corporate Overhead	(25,403)	(22,333)	(3,070)	13.7
Total earnings from operations	$26,201	$29,858	$(3,657)	(12.2%)
Operating margins:
Americas Retail(1)	2.3%	(1.9%)
Europe	9.1%	10.4%
Asia	1.6%	3.5%
Americas Wholesale(1)	15.1%	13.5%
Licensing	88.5%	93.0%
Total Company	4.8%	4.9%
__________________________________

(1)
Beginning in the second quarter of fiscal 2016, the Company changed the names of its “North American Retail” and “North American Wholesale” segments to “Americas Retail” and “Americas Wholesale” to better reflect that these segments are inclusive of its operations in North America as well as Central and South America. There have been no changes to the underlying reporting in either segment.

Americas Retail
Net revenue from our Americas Retail segment decreased by $11.5 million, or 4.7%, to $232.5 million for the quarter ended August 1, 2015, from $244.0 million in the same prior-year period. In constant currency, net revenue decreased by 1.5%, driven primarily by the negative impact of store closures. Comparable store sales (including e-commerce) in the U.S. and Canada decreased 2.8% in U.S. dollars and increased 0.2% in constant currency, which excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores and e-commerce sites. E-commerce sales increased by $3.0 million, or 20.1%, to $18.2 million for the quarter ended August 1, 2015, from $15.2 million in the same prior-year period. The inclusion of our e-commerce sales improved the comparable store sale percentage by 1.8% in U.S. dollars and 1.9% in constant currency. The store base for the U.S. and Canada decreased by an average of 29 net stores during the quarter ended August 1, 2015 compared to the same prior-year period, resulting in a 4.6% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $7.8 million.
Operating margin increased 420 basis points to 2.3% for the quarter ended August 1, 2015, compared to negative 1.9% in the same prior-year period, driven by higher gross margins and a lower SG&A rate. The higher gross margins were driven primarily by less markdowns and higher initial mark-ups, partially offset by the unfavorable impact from currency exchange rate fluctuations in Canada. The lower SG&A rate was due primarily to lower asset impairment charges during the quarter ended August 1, 2015 compared to the same prior-year period.

Earnings from operations from our Americas Retail segment was $5.2 million for the quarter ended August 1, 2015, compared to loss from operations of $4.7 million in the same prior-year period. The improvement reflects the impact on earnings from higher product margins, lower asset impairment charges and lower store occupancy costs during the quarter ended August 1, 2015 compared to the same prior-year period.
In the second quarter of fiscal 2016, we opened four new stores and closed 18 stores in the U.S. and Canada. As of August 1, 2015, we directly operated 456 stores in the U.S. and Canada, comprised of 159 full-priced GUESS? retail stores, 145 GUESS? factory outlet stores, 63 G by GUESS stores, 46 GUESS? Accessories stores and 43 MARCIANO stores. This compares to 488 stores at August 2, 2014.
Europe
Net revenue from our Europe segment decreased by $35.9 million, or 15.3%, to $199.4 million for the quarter ended August 1, 2015, from $235.3 million in the same prior-year period. In constant currency, net revenue increased by 3.7%, driven primarily by the favorable impact on revenue from productivity improvements in our directly operated retail stores versus the same prior-year period. As of August 1, 2015, we directly operated 266 stores in Europe compared to 264 stores at August 2, 2014, excluding concessions, which represents a 0.8% increase over the prior-year second quarter end. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $44.6 million.
Operating margin decreased 130 basis points to 9.1% for the quarter ended August 1, 2015, compared to 10.4% in the same prior-year period, driven primarily by lower gross margins. Gross margins were negatively impacted by currency exchange rate fluctuations, partially offset by higher initial mark-ups.
Earnings from operations from our Europe segment decreased by $6.3 million, or 25.8%, to $18.2 million for the quarter ended August 1, 2015, from $24.5 million in the same prior-year period. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $4.1 million.
Asia
Net revenue from our Asia segment decreased by $7.5 million, or 11.7%, to $56.7 million for the quarter ended August 1, 2015, from $64.3 million in the same prior-year period. In constant currency, net revenue decreased by 6.0%, driven primarily by negative comparable store sales in South Korea versus the same prior-year period. As of August 1, 2015, we and our partners operated 478 stores and 456 concessions in Asia, compared to 495 stores and 500 concessions at August 2, 2014. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $3.7 million.
Operating margin decreased 190 basis points to 1.6% for the quarter ended August 1, 2015, compared to 3.5% in the same prior-year period. The decrease in operating margin was driven primarily by lower gross margins in South Korea and a higher SG&A rate due primarily to an overall deleveraging of expenses.
Earnings from operations from our Asia segment decreased by $1.4 million, or 60.8%, to $0.9 million for the quarter ended August 1, 2015, from $2.3 million in the same prior-year period. The decrease was driven by the negative impact on earnings from negative comparable store sales in South Korea and lower overall product margins, partially offset by lower store occupancy costs and lower SG&A expenses.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $5.9 million, or 15.4%, to $32.4 million for the quarter ended August 1, 2015, from $38.3 million in the same prior-year period. In constant currency, net revenue decreased by 9.0% compared to the same prior-year period, driven primarily by lower shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $2.4 million.
Operating margin increased 160 basis points to 15.1% for the quarter ended August 1, 2015, compared to 13.5% in the same prior-year period. The increase in operating margin was driven by higher gross margins, partially offset by an overall deleveraging of SG&A expenses.

Earnings from operations from our Americas Wholesale segment decreased by $0.3 million, or 5.7%, to $4.9 million for the quarter ended August 1, 2015, from $5.2 million in the same prior-year period. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted earnings from operations by $0.4 million.
Licensing
Net royalty revenue from our Licensing segment decreased by $1.5 million, or 5.5%, to $25.3 million for the quarter ended August 1, 2015, from $26.8 million in the same prior-year period. The decrease was driven primarily by lower sales in our bag and watch categories.
Earnings from operations from our Licensing segment decreased by $2.5 million, or 10.0%, to $22.4 million for the quarter ended August 1, 2015, from $24.9 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue and higher expenses.
Corporate Overhead
Unallocated corporate overhead increased by $3.1 million to $25.4 million for the quarter ended August 1, 2015, from $22.3 million in the same prior-year period. The increase was driven primarily by charges related to legal matters of $7.0 million during the quarter ended August 1, 2015, partially offset by lower compensation costs.

Six months ended August 1, 2015 and August 2, 2014
Consolidated Results
Net Revenue. Net revenue decreased by $106.0 million, or 9.4%, to $1.03 billion for the six months ended August 1, 2015, from $1.13 billion for the six months ended August 2, 2014. In constant currency, net revenue decreased by 0.3% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $102.1 million compared to the same prior-year period.
Gross Margin. Gross margin increased 80 basis points to 35.5% for the six months ended August 1, 2015, from 34.7% in the same prior-year period, of which 50 basis points was due to higher overall product margins and 30 basis points was due to a lower occupancy rate. Product margins increased due primarily to higher initial mark-ups in Europe and Americas Retail and less markdowns in Americas Retail, partially offset by the negative impact from currency exchange rate fluctuations on product margins. The lower occupancy rate was due primarily to lower store occupancy costs, partially offset by the negative impact on the Company’s fixed cost structure resulting from negative comparable store sales in Americas Retail.
Gross Profit. Gross profit decreased by $29.4 million, or 7.5%, to $363.6 million for the six months ended August 1, 2015, from $393.0 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $36.5 million.
SG&A Rate. The Company’s SG&A rate increased by 30 basis points to 32.5% for the six months ended August 1, 2015, from 32.2% in the same prior-year period, due primarily to the unfavorable impact from charges related to legal matters of $7.0 million during the six months ended August 1, 2015.
Selling, General and Administrative Expenses. SG&A expenses decreased by $32.1 million, or 8.8%, to $333.0 million for the six months ended August 1, 2015, from $365.1 million in the same prior-year period. The decrease was driven by the favorable impact from currency translation fluctuations, partially offset by charges related to legal matters of $7.0 million during the six months ended August 1, 2015. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $33.3 million.
Operating Margin. Operating margin increased 50 basis points to 3.0% for the six months ended August 1, 2015, compared to 2.5% in the same prior-year period. The increase in operating margin was driven by higher overall gross margins, partially offset by a higher SG&A rate compared to the same prior-year period.

Earnings from Operations.   Earnings from operations increased by $2.7 million, or 9.6%, to $30.6 million for the six months ended August 1, 2015, from $27.9 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $3.2 million.
Interest Expense, Net. Interest expense, net was $0.7 million for the six months ended August 1, 2015, compared to $0.6 million for the six months ended August 2, 2014 and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges.
Other Income, Net. Other income, net was $6.3 million for the six months ended August 1, 2015, compared to $3.6 million in the same prior-year period. Other income, net in the six months ended August 1, 2015 consisted primarily of net unrealized and realized mark-to-market revaluation gains on foreign currency contracts and net unrealized and realized gains on non-operating assets. Other income, net in the six months ended August 2, 2014 consisted primarily of net unrealized gains on non-operating assets and net unrealized mark-to-market revaluation gains on foreign currency contracts.
Income Tax Expense.  Income tax expense for the six months ended August 1, 2015 was $13.8 million, or a 38.0% effective tax rate, compared to $10.9 million, or a 35.1% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management. The increase in effective tax rate was due primarily to a larger mix of taxable income in higher taxable jurisdictions and higher non-deductible compensation costs during the six months ended August 1, 2015 compared to the same prior-year period.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests for the six months ended August 1, 2015 was $0.8 million, net of taxes, compared to $0.2 million, net of taxes, in the same prior-year period.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. increased by $1.7 million, or 9.0%, to $21.6 million for the six months ended August 1, 2015, from $19.9 million in the same prior-year period. Diluted earnings per share increased to $0.25 per share for the six months ended August 1, 2015, compared to $0.23 per share for the six months ended August 2, 2014. We estimate that the negative impact from currency fluctuations on diluted earnings per common share for the six months ended August 1, 2015 was approximately $0.11 per share.

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the six months ended August 1, 2015 and August 2, 2014 (dollars in thousands):

	Six Months Ended
	Aug 1, 2015	Aug 2, 2014	Change	% Change
Net revenue:
Americas Retail(1)	$446,705	$472,344	$(25,639)	(5.4%)
Europe	336,772	394,418	(57,646)	(14.6)
Asia	120,780	134,385	(13,605)	(10.1)
Americas Wholesale(1)	69,639	77,560	(7,921)	(10.2)
Licensing	51,192	52,405	(1,213)	(2.3)
Total net revenue	$1,025,088	$1,131,112	$(106,024)	(9.4%)
Earnings (loss) from operations:
Americas Retail(1)	$(1,965)	$(13,061)	$11,096	85.0%
Europe	14,518	17,881	(3,363)	(18.8)
Asia	5,500	5,617	(117)	(2.1)
Americas Wholesale(1)	11,619	12,920	(1,301)	(10.1)
Licensing	45,440	47,630	(2,190)	(4.6)
Corporate Overhead	(44,558)	(43,106)	(1,452)	3.4
Total earnings from operations	$30,554	$27,881	$2,673	9.6%
Operating margins:
Americas Retail(1)	(0.4%)	(2.8%)
Europe	4.3%	4.5%
Asia	4.6%	4.2%
Americas Wholesale(1)	16.7%	16.7%
Licensing	88.8%	90.9%
Total Company	3.0%	2.5%
__________________________________

(1)
Beginning in the second quarter of fiscal 2016, the Company changed the names of its “North American Retail” and “North American Wholesale” segments to “Americas Retail” and “Americas Wholesale” to better reflect that these segments are inclusive of its operations in North America as well as Central and South America. There have been no changes to the underlying reporting in either segment.

Americas Retail
Net revenue from our Americas Retail segment decreased by $25.6 million, or 5.4%, to $446.7 million for the six months ended August 1, 2015, from $472.3 million in the same prior-year period. In constant currency, net revenue decreased by 2.6%, driven primarily by negative comparable store sales and store closures. Comparable store sales (including e-commerce) in the U.S. and Canada decreased 4.3% in U.S. dollars and 1.8% in constant currency, which excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores and e-commerce sites. E-commerce sales increased by $5.2 million, or 16.9%, to $36.4 million for the six months ended August 1, 2015, from $31.2 million in the same prior-year period. The inclusion of our e-commerce sales improved the comparable store sale percentage by 1.9% in U.S. dollars and constant currency. The store base for the U.S. and Canada decreased by an average of 22 net stores during the six months ended August 1, 2015 compared to the same prior-year period, resulting in a 3.4% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $13.2 million.
Operating margin increased 240 basis points to negative 0.4% for the six months ended August 1, 2015, compared to negative 2.8% in the same prior-year period, driven primarily by higher gross margins. The higher gross margins were driven primarily by less markdowns and higher initial mark-ups, partially offset by the negative impact on the fixed cost structure resulting from negative comparable store sales and the unfavorable impact from currency exchange rate fluctuations in Canada.

Loss from operations from our Americas Retail segment decreased by $11.1 million, or 85.0%, to $2.0 million for the six months ended August 1, 2015, from $13.1 million in the same prior-year period. The improvement reflects the impact on earnings from higher product margins and lower store occupancy costs, partially offset by the negative impact on earnings from negative comparable store sales.
Europe
Net revenue from our Europe segment decreased by $57.6 million, or 14.6%, to $336.8 million for the six months ended August 1, 2015, from $394.4 million in the same prior-year period. In constant currency, net revenue increased by 5.3%, driven primarily by the favorable impact on revenue from productivity improvements in our directly operated retail stores versus the same prior-year period and higher shipments in our European wholesale business. Our European wholesale business was favorably impacted by a shift in orders which benefited the six months ended August 1, 2015. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $78.4 million.
Operating margin decreased 20 basis points to 4.3% for the six months ended August 1, 2015, compared to 4.5% in the same prior-year period. The decrease in operating margin was driven by lower gross margins due primarily to the negative impact from currency exchange rate fluctuations, partially offset by higher initial mark-ups.
Earnings from operations from our Europe segment decreased by $3.4 million, or 18.8%, to $14.5 million for the six months ended August 1, 2015, from $17.9 million in the same prior-year period. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $3.0 million.
Asia
Net revenue from our Asia segment decreased by $13.6 million, or 10.1%, to $120.8 million for the six months ended August 1, 2015, from $134.4 million in the same prior-year period. In constant currency, net revenue decreased by 6.0%, driven primarily by negative comparable store sales in South Korea versus the same prior-year period. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $5.6 million.
Operating margin increased 40 basis points to 4.6% for the six months ended August 1, 2015, compared to 4.2% in the same prior-year period. The increase was driven primarily by a lower SG&A rate, partially offset by lower overall gross margins. The lower SG&A rate was due primarily to overall leveraging of expenses as we phase out of our G by GUESS concept in South Korea. The lower overall gross margins were driven by lower product margins in South Korea.
Earnings from operations from our Asia segment decreased by $0.1 million, or 2.1%, to $5.5 million for the six months ended August 1, 2015, from $5.6 million in the same prior-year period.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $7.9 million, or 10.2%, to $69.6 million for the six months ended August 1, 2015, from $77.6 million in the same prior-year period. In constant currency, net revenue decreased by 3.8% compared to the same prior-year period, driven primarily by lower shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $5.0 million.
Operating margin was flat at 16.7% for the six months ended August 1, 2015, compared to the same prior-year period.
Earnings from operations from our Americas Wholesale segment decreased by $1.3 million, or 10.1%, to $11.6 million for the six months ended August 1, 2015, from $12.9 million in the same prior-year period. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted earnings from operations by $0.9 million.

Licensing
Net royalty revenue from our Licensing segment decreased by $1.2 million, or 2.3%, to $51.2 million for the six months ended August 1, 2015, from $52.4 million in the same prior-year period. The decrease was driven primarily by lower sales in our watch category.
Earnings from operations from our Licensing segment decreased by $2.2 million, or 4.6%, to $45.4 million for the six months ended August 1, 2015, from $47.6 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue and higher expenses.
Corporate Overhead
Unallocated corporate overhead increased by $1.5 million to $44.6 million for the six months ended August 1, 2015, from $43.1 million in the same prior-year period. The increase was driven primarily by charges related to legal matters of $7.0 million during the six months ended August 1, 2015, partially offset by lower compensation costs and fewer events.
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
Foreign currency exchange rate fluctuations affect the amount reported from translating the Company’s foreign revenue, expenses and balance sheet amounts into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results under GAAP. The Company provides constant currency information to enhance the visibility of underlying business trends, excluding the effects of changes in foreign currency translation rates. To calculate revenues, comparable store sales and earnings (loss) from operations on a constant currency basis, operating results for the current-year period are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year. To calculate balance sheet amounts on a constant currency basis, the current period balance sheet amount is translated into U.S. dollars at the exchange rate in effect at the comparable prior-year period end. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different to the functional currency of that entity when exchange rates fluctuate. The constant currency information presented may not be comparable to similarly titled measures reported by other companies.
Liquidity and Capital Resources
We need liquidity primarily to fund our working capital, the remodeling and expansion of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the six months ended August 1, 2015, the Company relied primarily on trade credit, available cash, real estate and other operating leases, short-term lines of credit and internally generated funds to finance our operations, dividends and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and any dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, as necessary, under our existing Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.”
As of August 1, 2015, the Company had cash and cash equivalents of $470.9 million. Approximately 64% of the Company’s cash and cash equivalents were held outside of the U.S. As of August 1, 2015, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income taxes, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. operations. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.
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
The Company has presented below the cash flow performance comparison of the six months ended August 1, 2015, versus the six months ended August 2, 2014.
Operating Activities
Net cash provided by operating activities was $56.7 million for the six months ended August 1, 2015, compared to $30.4 million for the six months ended August 2, 2014, or an increase of $26.3 million. The increase was driven primarily by the favorable impact of changes in working capital for the six months ended August 1, 2015 versus the same prior-year period. The change in working capital was driven primarily by the favorable impact from timing of payments and improved inventory management, partially offset by the negative impact from timing of European wholesale shipments during the six months ended August 1, 2015 compared to the same prior-year period.
Investing Activities
Net cash used in investing activities was $17.2 million for the six months ended August 1, 2015, compared to $32.6 million for the six months ended August 2, 2014. Cash used in investing activities related primarily to capital expenditures incurred on existing store remodeling programs and new store openings. In addition, the cost of any business acquisitions, the settlement of forward currency contracts designated as hedging instruments and proceeds from the sale of investments are also included in cash flows used in investing activities.
The decrease in cash used in investing activities was driven primarily by net cash receipts for settlement of forward contracts during the six months ended August 1, 2015 compared to net cash payments for settlement of forward contracts during the same prior-year period and a lower level of spending on existing store remodeling programs during the six months ended August 1, 2015. During the six months ended August 1, 2015, the Company opened 22 directly operated stores compared to 19 directly operated stores that were opened in the comparable prior-year period. During the six months ended August 1, 2015, the Company also acquired one store from one of its European licensees compared to four stores from certain of its European licensees in the comparable prior-year period.
Financing Activities
Net cash used in financing activities was $44.4 million for the six months ended August 1, 2015, compared to $40.6 million for the six months ended August 2, 2014. Cash used in financing activities related primarily to the payment of dividends and capital distributions to noncontrolling interests. In addition, payments related to the issuance of common stock under our equity plans, debt issuance costs, capital lease obligations and other borrowings and proceeds from borrowings and excess tax benefits from share-based compensation are also included in cash flows used in financing activities.
The increase in cash used in financing activities was driven primarily by capital distributions to noncontrolling interests during the six months ended August 1, 2015.

Effect of Exchange Rates on Cash and Cash Equivalents
During the six months ended August 1, 2015, changes in foreign currency translation rates decreased our reported cash and cash equivalents balance by $7.6 million. This compares to an increase of $1.4 million in cash and cash equivalents driven by changes in foreign currency translation rates during the six months ended August 2, 2014.
Working Capital
As of August 1, 2015, the Company had net working capital (including cash and cash equivalents) of $770.9 million compared to $809.4 million at January 31, 2015 and $842.1 million at August 2, 2014. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable as of August 1, 2015 amounted to $198.7 million, down $35.2 million, compared to $233.9 million at August 2, 2014. The accounts receivable balance relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in the Americas and Asia and its international licensing business. On a constant currency basis, accounts receivable decreased by $0.6 million, or 0.3%, when compared to August 2, 2014. As of August 1, 2015, approximately 49% of our total net trade receivables and 61% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory as of August 1, 2015 decreased to $335.5 million, or 14.5%, compared to $392.4 million at August 2, 2014. On a constant currency basis, inventory decreased by $13.0 million, or 3.3%, when compared to August 2, 2014.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.225 per common share.
On August 26, 2015, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on September 25, 2015 to shareholders of record as of the close of business on September 9, 2015.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity.
Capital Expenditures
Gross capital expenditures totaled $25.0 million, before deducting lease incentives of $4.1 million, for the six months ended August 1, 2015. This compares to gross capital expenditures of $32.3 million, before deducting lease incentives of $3.2 million, for the six months ended August 2, 2014. The Company’s investments in capital for the full fiscal year 2016 are planned between $55 million and $65 million (after deducting estimated lease incentives of approximately $6 million). The planned investments in capital are primarily for store remodeling programs, targeted new store openings and investments in maintaining and improving our infrastructure (primarily information and operating systems).
In addition, we periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash balances as of August 1, 2015, the Company could have borrowed up to $150 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit

Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes. The Credit Facility replaces the Company’s previous $300 million credit facility, which was scheduled to mature in July 2016. No principal or interest was outstanding or accrued and unpaid under the prior credit facility on its termination date.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of August 1, 2015, the Company had $1.7 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
The Credit Facility requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if a default or an event of default occurs under the Credit Facility or if the borrowing capacity falls below certain levels. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company and certain of its subsidiaries’ ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. The Credit Facility allows for both secured and unsecured borrowings outside of the Credit Facility up to specified amounts.
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of August 1, 2015, the Company could have borrowed up to $80.8 million under these agreements. As of August 1, 2015, the Company had no outstanding borrowings and $3.0 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.9% to 6.8%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $38.4 million that has a minimum net equity requirement, there are no other financial ratio covenants.
The Company leases a building in Florence, Italy under a capital lease which provides for minimum lease payments through May 1, 2016. As of August 1, 2015, the capital lease obligation was $4.8 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures on February 1, 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability as of August 1, 2015 was approximately $0.2 million.

From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. As of August 1, 2015, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $495.8 million of its common stock. There were no share repurchases during the three and six months ended August 1, 2015 and August 2, 2014.
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
In July 2015, the SERP was amended in connection with Paul Marciano’s planned transition from Chief Executive Officer to Executive Chairman of the Board and Chief Creative Officer. The amendment effectively eliminated any future salary progression by finalizing compensation levels for future benefits. Mr. Marciano will continue to be eligible to receive SERP benefits in the future in accordance with the amended terms of the SERP. Subsequent to the amendment, there are no employees that would be considered actively participating under the terms of the SERP.
As a result, during the three and six months ended August 1, 2015, the Company included an actuarial gain of $11.4 million before taxes in accumulated other comprehensive income (loss). In addition, the Company also recognized a curtailment gain of $1.7 million before taxes related to the accelerated amortization of the remaining prior service credit during the three and six months ended August 1, 2015.
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $55.9 million and $53.6 million as of August 1, 2015 and January 31, 2015, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(0.3) million and $1.6 million in other income and expense during the three and six months ended August 1, 2015, respectively, and unrealized gains of $0.7 million and $2.2 million in other income during the three and six months ended August 2, 2014, respectively. During the six months ended August 1, 2015, the Company also recorded realized gains of $0.7 million in other income resulting from payout on the insurance policies. The realized gains were recorded during the three months ended May 2, 2015. The projected benefit obligation was $50.6 million and $61.9 million as of August 1, 2015 and January 31, 2015, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $0.8 million were made during the three and six months ended August 1, 2015, respectively. SERP benefit payments of $0.3 million were made during the three and six months ended August 2, 2014.
Inflation
The Company does not believe that inflation trends in the U.S. and internationally over the last three years have had a significant effect on net revenue or profitability.

Seasonality
The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. The retail operations in the Americas and Europe are generally stronger during the second half of the fiscal year, and the wholesale operations in the Americas generally experience stronger performance from July through November. The European wholesale businesses operate with two primary selling seasons: the Spring/Summer season, which ships from November to April and the Fall/Winter season, which ships from May to October. The Company’s goal in the European wholesale business is to take advantage of early-season demand and potential reorders by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of August 31, 2015, consisting primarily of orders for fashion apparel, was $49.6 million, compared to $56.0 million in constant currency at September 1, 2014, a decrease of 11.4%.
Europe Backlog. As of August 30, 2015, the European wholesale backlog was €205.8 million, compared to €229.4 million at August 31, 2014, a decrease of 10.3%. The backlog as of August 30, 2015 is comprised of sales orders for the Fall/Winter 2015 and Spring/Summer 2016 seasons.
Application of Critical Accounting Policies
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 31, 2015 filed with the SEC on March 27, 2015. There have been no significant changes to our critical accounting policies during the six months ended August 1, 2015.
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption. Early adoption is permitted for fiscal periods beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements, including the choice of application method upon adoption.
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
In July 2015, the FASB issued authoritative guidance to simplify the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. This guidance is effective for fiscal years beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, and requires prospective adoption, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the six months ended August 1, 2015 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
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

Derivatives Designated as Hedging Instruments
Cash Flow Hedges
During the six months ended August 1, 2015, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$82.2 million and US$43.8 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of August 1, 2015, the Company had forward contracts outstanding for its European and Canadian operations of US$92.9 million and US$43.8 million, respectively, which are expected to mature over the next 18 months. The Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of August 1, 2015, accumulated other comprehensive income (loss) included a net unrealized gain of approximately $5.9 million, net of tax, of which $4.6 million will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of August 1, 2015, the net unrealized gain of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $4.4 million.
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
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign currency contracts not designated as hedging instruments are reported in net earnings as part of other income and expense. For the six months ended August 1, 2015, the Company recorded a net gain of $2.2 million for its euro and Canadian dollar foreign currency contracts not designated as hedges, which has been included in other income. As of August 1, 2015, the Company had euro foreign currency contracts to purchase US$81.9 million expected to mature over the next 12 months and Canadian dollar foreign currency contracts to purchase US$14.3 million expected to mature over the next seven months. As of August 1, 2015, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $3.9 million.
At January 31, 2015, the Company had euro foreign currency contracts to purchase US$59.3 million and Canadian dollar foreign currency contracts to purchase US$19.9 million. At January 31, 2015, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $8.9 million.
Sensitivity Analysis
As of August 1, 2015, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$232.9 million, the fair value of the instruments would have decreased by $25.9 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $21.2 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
Interest Rate Risk
As of August 1, 2015, approximately 70% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures on February 1, 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expense. The change in the unrealized fair value of the interest swap increased other income, net by $0.1 million during the six months ended August 1, 2015. The majority of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the six months ended August 1, 2015.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of August 1, 2015 and January 31, 2015, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.
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
There was no change in our internal control over financial reporting during the second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 25, 2006, Franchez Isaguirre, a former employee of the Company, filed a complaint in the Superior Court of California, County of Los Angeles alleging violations by the Company of California wage and hour laws. The complaint was subsequently amended, adding a second former employee as an additional named party. The plaintiffs purport to represent a class of similarly situated employees in California who allegedly had been injured by not being provided adequate meal and rest breaks. The complaint seeks unspecified compensatory damages, statutory penalties, attorney’s fees and injunctive and declaratory relief. On June 9, 2009, the Court certified the class but immediately stayed the case pending the resolution of a separate California Supreme Court case on the standards of class treatment for meal and rest break claims. Following the Supreme Court ruling, the Superior Court denied the Company’s motions to decertify the class and to narrow the class in January 2013 and June 2013, respectively. The Company subsequently petitioned to have the Court’s decision not to narrow the class definition reviewed. That petition was ultimately denied by the California Supreme Court in April 2014. In July 2015, the parties entered into a Memorandum of Understanding to settle the matter for $5.25 million, subject to certain limited offsets. Once a formal settlement agreement is finalized by the parties, the settlement will be subject to the review and approval of the Court.
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.8 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). On May 5, 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.8 million). While the ruling was favorable to the

Company, there can be no assurances that the Company’s remaining appeals for October 2010 through December 2012 will be successful or that the Italian Customs Agency will not appeal the favorable MFDTC judgment. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future.
Although the Company believes that it has a strong position and will continue to vigorously defend each of the remaining matters, it is unable to predict with certainty whether or not these efforts will ultimately be successful or whether the outcomes will have a material impact on the Company’s financial position or results of operations.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
May 3, 2015 to May 30, 2015
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	—	—	—
May 31, 2015 to July 4, 2015
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	420	$19.79	—
July 5, 2015 to August 1, 2015
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	71,645	$20.05	—
Total
Repurchase program(1)	—	—	—
Employee transactions(2)	72,065	$20.04	—

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
10.1.
Loan, Guaranty and Security Agreement dated as of June 23, 2015, among Guess?, Inc., Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as agent for the lenders (incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 24, 2015).

10.2.	Guess?, Inc. 2015 Annual Incentive Bonus Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 25, 2015).*
10.3.	Executive Employment Agreement dated July 7, 2015 between the Registrant and Victor Herrero (incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 14, 2015).*
10.4.	Letter Agreement dated July 7, 2015 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 14, 2015).*
†10.5.	Restricted Stock Unit Agreement dated as of July 7, 2015 between the Registrant and Victor Herrero.*
†10.6.	Nonqualified Stock Option Agreement dated as of July 7, 2015 between the Registrant and Victor Herrero.*
†10.7.	Restricted Stock Unit Agreement dated as of July 7, 2015 between the Registrant and Victor Herrero.*
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	September 3, 2015	By:	/s/ VICTOR HERRERO
Victor Herrero
Chief Executive Officer

Date:	September 3, 2015	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)