Form 10-Q
period 2015-10-31
GUESS INC
filed 2015-12-02
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of December 1, 2015 the registrant had 83,770,874 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	Oct 31, 2015	Jan 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$402,386	$483,483
Accounts receivable, net	195,825	216,205
Inventories	373,103	319,078
Other current assets	78,831	92,593
Total current assets	1,050,145	1,111,359
Property and equipment, net	240,058	259,524
Goodwill	33,811	34,133
Other intangible assets, net	7,794	9,745
Long-term deferred tax assets	66,117	68,747
Other assets	124,547	117,897
	$1,522,472	$1,601,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$4,450	$1,548
Accounts payable	175,976	159,924
Accrued expenses	146,624	140,494
Total current liabilities	327,050	301,966
Long-term debt and capital lease obligations	2,189	6,165
Deferred rent and lease incentives	78,160	81,761
Other long-term liabilities	96,128	117,630
	503,527	507,522
Redeemable noncontrolling interests	4,698	4,437

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 139,977,240 and 139,559,000 shares, outstanding 83,773,648 and 85,323,154 shares, as of October 31, 2015 and January 31, 2015, respectively	838	853
Paid-in capital	465,105	453,546
Retained earnings	1,240,981	1,265,524
Accumulated other comprehensive loss	(142,239)	(127,065)
Treasury stock, 56,203,592 and 54,235,846 shares as of October 31, 2015 and January 31, 2015, respectively	(562,744)	(519,002)
Guess?, Inc. stockholders’ equity	1,001,941	1,073,856
Nonredeemable noncontrolling interests	12,306	15,590
Total stockholders’ equity	1,014,247	1,089,446
	$1,522,472	$1,601,405

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	Oct 31, 2015	Nov 1, 2014	Oct 31, 2015	Nov 1, 2014
Product sales	$493,214	$557,862	$1,467,110	$1,636,569
Net royalties	27,750	31,972	78,942	84,377
Net revenue	520,964	589,834	1,546,052	1,720,946
Cost of product sales	337,300	375,876	998,786	1,113,980
Gross profit	183,664	213,958	547,266	606,966
Selling, general and administrative expenses	162,826	189,093	495,874	554,220
Earnings from operations	20,838	24,865	51,392	52,746
Other income (expense):
Interest expense	(292)	(596)	(1,456)	(1,893)
Interest income	273	351	784	1,076
Other income, net	247	7,484	6,581	11,131
	228	7,239	5,909	10,314

Earnings before income tax expense	21,066	32,104	57,301	63,060
Income tax expense	8,005	10,594	21,774	21,465
Net earnings	13,061	21,510	35,527	41,595
Net earnings attributable to noncontrolling interests	617	722	1,453	954
Net earnings attributable to Guess?, Inc.	$12,444	$20,788	$34,074	$40,641

Net earnings per common share attributable to common stockholders (Note 2):
Basic	$0.15	$0.24	$0.40	$0.48
Diluted	$0.15	$0.24	$0.40	$0.47

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	83,985	84,624	84,651	84,565
Diluted	84,373	84,832	84,847	84,789

Dividends declared per common share	$0.225	$0.225	$0.675	$0.675

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	Oct 31, 2015	Nov 1, 2014	Oct 31, 2015	Nov 1, 2014
Net earnings	$13,061	$21,510	$35,527	$41,595
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	2,230	(47,100)	(19,406)	(44,558)
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	409	4,356	4,835	3,544
Less income tax effect	(79)	(551)	(847)	(445)
Reclassification to net earnings for (gains) losses realized	(2,467)	800	(8,226)	1,615
Less income tax effect	309	(87)	1,121	283
Marketable securities
Losses arising during the period	(2)	(13)	(16)	(79)
Less income tax effect	1	5	7	30
Reclassification to net earnings for gains realized	—	—	—	(87)
Less income tax effect	—	—	—	33
Defined benefit plans
Actuarial gain	—	—	11,378	—
Less income tax effect	—	—	(4,352)	—
Actuarial loss amortization	116	234	1,059	703
Prior service credit amortization	—	(58)	(97)	(174)
Curtailment	—	—	(1,651)	—
Less income tax effect	(14)	(67)	359	(202)
Total comprehensive income (loss)	13,564	(20,971)	19,691	2,258
Less comprehensive income attributable to noncontrolling interests:
Net earnings	617	722	1,453	954
Foreign currency translation adjustment	(62)	(479)	(662)	(362)
Amounts attributable to noncontrolling interests	555	243	791	592
Comprehensive income (loss) attributable to Guess?, Inc.	$13,009	$(21,214)	$18,900	$1,666

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	Oct 31, 2015	Nov 1, 2014
Cash flows from operating activities:
Net earnings	$35,527	$41,595
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	52,370	61,870
Amortization of intangible assets	1,643	2,332
Share-based compensation expense	13,327	11,374
Unrealized forward contract gains	(1,697)	(5,267)
Net (gain) loss on disposition of long-term assets and property and equipment	(1,254)	16,825
Other items, net	1,707	384
Changes in operating assets and liabilities:
Accounts receivable	16,094	30,000
Inventories	(59,330)	(73,709)
Prepaid expenses and other assets	(1,902)	(6,822)
Accounts payable and accrued expenses	25,934	(72,154)
Deferred rent and lease incentives	(3,147)	(1,827)
Other long-term liabilities	(14,545)	(9,485)
Net cash provided by (used in) operating activities	64,727	(4,884)
Cash flows from investing activities:
Purchases of property and equipment	(40,293)	(53,208)
Changes in other assets	3,470	261
Proceeds from maturity and sale of investments	—	5,598
Acquisition of businesses, net of cash acquired	(1,263)	(887)
Net cash settlement of forward contracts	7,557	181
Net cash used in investing activities	(30,529)	(48,055)
Cash flows from financing activities:
Payment of debt issuance costs	(1,072)	—
Proceeds from borrowings	948	1,256
Repayment of capital lease obligations and borrowings	(1,160)	(4,022)
Dividends paid	(57,734)	(57,652)
Noncontrolling interest capital distributions	(4,075)	—
Issuance of common stock, net of tax withholdings on vesting of stock awards	(983)	703
Excess tax benefits from share-based compensation	135	181
Purchase of treasury stock	(44,053)	—
Net cash used in financing activities	(107,994)	(59,534)
Effect of exchange rates on cash and cash equivalents	(7,301)	(15,597)
Net change in cash and cash equivalents	(81,097)	(128,070)
Cash and cash equivalents at the beginning of the year	483,483	502,945
Cash and cash equivalents at the end of the period	$402,386	$374,875

Supplemental cash flow data:
Interest paid	$771	$1,205
Income taxes paid	$17,692	$62,000

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015
(unaudited)

(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of October 31, 2015 and January 31, 2015, the condensed consolidated statements of income and comprehensive income (loss) for the three and nine months ended October 31, 2015 and November 1, 2014 and the condensed consolidated statements of cash flows for the nine months ended October 31, 2015 and November 1, 2014. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended October 31, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2015.
The three and nine months ended October 31, 2015 had the same number of days as the three and nine months ended November 1, 2014. All references herein to “fiscal 2016,” “fiscal 2015” and “fiscal 2014” represent the results of the 52-week fiscal year ending January 30, 2016 and the 52-week fiscal years ended January 31, 2015 and February 1, 2014, respectively.
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
New Accounting Guidance
In April 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. The Company adopted this guidance effective February 1, 2015. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine months ended October 31, 2015.
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
In April 2015, the FASB issued authoritative guidance which provides clarification on accounting for cloud computing arrangements which include a software license. This guidance is effective for fiscal years beginning after December 15, 2015, which will be the Company’s first quarter of fiscal 2017, and allows for either prospective or retrospective adoption, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
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
In September 2015, the FASB issued authoritative guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. This guidance is effective for fiscal years beginning after December 15, 2015, which will be the Company’s first quarter of fiscal 2017, and requires prospective adoption, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

In November 2015, the FASB issued authoritative guidance to simplify the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as long-term on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, and allows for either prospective or retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements, including the choice of application method upon adoption.

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
The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct 31, 2015	Nov 1, 2014	Oct 31, 2015	Nov 1, 2014
Net earnings attributable to Guess?, Inc.	$12,444	$20,788	$34,074	$40,641
Less net earnings attributable to nonvested restricted stockholders	137	135	363	415
Net earnings attributable to common stockholders	$12,307	$20,653	$33,711	$40,226

Weighted average common shares used in basic computations	83,985	84,624	84,651	84,565
Effect of dilutive securities:
Stock options and restricted stock units	388	208	196	224
Weighted average common shares used in diluted computations	84,373	84,832	84,847	84,789

Net earnings per common share attributable to common stockholders:
Basic	$0.15	$0.24	$0.40	$0.48
Diluted	$0.15	$0.24	$0.40	$0.47

For the three months ended October 31, 2015 and November 1, 2014, equity awards granted for 2,357,138 and 1,633,245, respectively, of the Company’s common shares and for the nine months ended October 31, 2015 and November 1, 2014, equity awards granted for 2,530,121 and 1,558,532, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three and nine months ended October 31, 2015, the Company also excluded 425,866 nonvested stock units which are subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of October 31, 2015. For the three and nine months ended November 1, 2014, the Company excluded 259,700 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of November 1, 2014.
Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the three and nine months ended October 31, 2015, the Company repurchased 2,000,000 shares under the program at an aggregate cost of $44.0 million. There were no share repurchases during the three and nine months ended November 1, 2014. As of October 31, 2015, the Company had remaining authority under the program to purchase $451.8 million of its common stock.

(3)	Stockholders’ Equity and Redeemable Noncontrolling Interests
A reconciliation of common stock outstanding, treasury stock and the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended January 31, 2015 and nine months ended October 31, 2015 is as follows (in thousands, except share data):

	Shares		Stockholders’ Equity
	Common Stock	Treasury Stock	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balance at February 1, 2014	84,962,345	54,283,384	$1,154,514	$15,472	$1,169,986	$5,830
Net earnings	—	—	94,570	2,614	97,184	—
Foreign currency translation adjustment	—	—	(114,566)	(2,141)	(116,707)	(788)
Gain on derivative financial instruments designated as cash flow hedges, net of income tax of ($721)	—	—	7,270	—	7,270	—
Loss on marketable securities, net of income tax of $61	—	—	(106)	—	(106)	—
Prior service credit amortization and actuarial valuation loss and related amortization on defined benefit plans, net of income tax of $2,335	—	—	(5,862)	—	(5,862)	—
Issuance of common stock under stock compensation plans, net of tax effect	313,271	—	(1,937)	—	(1,937)	—
Issuance of stock under Employee Stock Purchase Plan	47,538	(47,538)	1,008	—	1,008	—
Share-based compensation	—	—	15,342	—	15,342	—
Dividends	—	—	(76,982)	—	(76,982)	—
Noncontrolling interest capital distribution	—	—	—	(355)	(355)	—
Redeemable noncontrolling interest redemption value adjustment	—	—	605	—	605	(605)
Balance at January 31, 2015	85,323,154	54,235,846	$1,073,856	$15,590	$1,089,446	$4,437
Net earnings	—	—	34,074	1,453	35,527	—
Foreign currency translation adjustment	—	—	(18,744)	(662)	(19,406)	(389)
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of $274	—	—	(3,117)	—	(3,117)	—
Loss on marketable securities, net of income tax of $7	—	—	(9)	—	(9)	—
Actuarial valuation gain (loss) and related amortization, curtailment and prior service credit amortization on defined benefit plans, net of income tax of ($3,993)	—	—	6,696	—	6,696	—
Issuance of common stock under stock compensation plans, net of tax effect	418,240	—	(1,921)	—	(1,921)	—
Issuance of stock under Employee Stock Purchase Plan	32,254	(32,254)	518	—	518	—
Share-based compensation	—	—	13,327	—	13,327	—
Dividends	—	—	(58,036)	—	(58,036)	—
Share repurchases	(2,000,000)	2,000,000	(44,053)	—	(44,053)	—
Noncontrolling interest capital distribution	—	—	—	(4,075)	(4,075)	—
Redeemable noncontrolling interest redemption value adjustment	—	—	(650)	—	(650)	650
Balance at October 31, 2015	83,773,648	56,203,592	$1,001,941	$12,306	$1,014,247	$4,698

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three and nine months ended October 31, 2015 and November 1, 2014 are as follows (in thousands):

	Three Months Ended Oct 31, 2015
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at August 1, 2015	$(142,605)	$5,868	$(11)	$(6,056)	$(142,804)
Gains (losses) arising during the period	2,292	330	(1)	—	2,621
Reclassification to net earnings for (gains) losses realized	—	(2,158)	—	102	(2,056)
Net other comprehensive income (loss)	2,292	(1,828)	(1)	102	565
Balance at October 31, 2015	$(140,313)	$4,040	$(12)	$(5,954)	$(142,239)

	Nine Months Ended Oct 31, 2015
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at January 31, 2015	$(121,569)	$7,157	$(3)	$(12,650)	$(127,065)
Gains (losses) arising during the period	(18,744)	3,988	(9)	7,026	(7,739)
Reclassification to net earnings for gains realized	—	(7,105)	—	(330)	(7,435)
Net other comprehensive income (loss)	(18,744)	(3,117)	(9)	6,696	(15,174)
Balance at October 31, 2015	$(140,313)	$4,040	$(12)	$(5,954)	$(142,239)

	Three Months Ended Nov 1, 2014
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at August 2, 2014	$(4,578)	$366	$8	$(6,570)	$(10,774)
Gains (losses) arising during the period	(46,621)	3,805	(8)	—	(42,824)
Reclassification to net earnings for losses realized	—	713	—	109	822
Net other comprehensive income (loss)	(46,621)	4,518	(8)	109	(42,002)
Balance at November 1, 2014	$(51,199)	$4,884	$—	$(6,461)	$(52,776)

	Nine Months Ended Nov 1, 2014
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at February 1, 2014	$(7,003)	$(113)	$103	$(6,788)	$(13,801)
Gains (losses) arising during the period	(44,196)	3,099	(49)	—	(41,146)
Reclassification to net earnings for (gains) losses realized	—	1,898	(54)	327	2,171
Net other comprehensive income (loss)	(44,196)	4,997	(103)	327	(38,975)
Balance at November 1, 2014	$(51,199)	$4,884	$—	$(6,461)	$(52,776)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings during the three and nine months ended October 31, 2015 and November 1, 2014 are as follows (in thousands):

	Three Months Ended		Nine Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings
	Oct 31, 2015	Nov 1, 2014	Oct 31, 2015	Nov 1, 2014
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(2,507)	$800	$(7,450)	$1,559	Cost of product sales
Foreign exchange currency contracts	40	—	(776)	56	Other income/expense
Less income tax effect	309	(87)	1,121	283	Income tax expense
	(2,158)	713	(7,105)	1,898
Marketable securities:
Available-for-sale securities	—	—	—	(87)	Other income/expense
Less income tax effect	—	—	—	33	Income tax expense
	—	—	—	(54)
Defined benefit plans:
Actuarial loss amortization	116	234	1,059	703	(1)
Prior service credit amortization	—	(58)	(97)	(174)	(1)
Curtailment	—	—	(1,651)	—	(1)
Less income tax effect	(14)	(67)	359	(202)	Income tax expense
	102	109	(330)	327
Total reclassifications during the period	$(2,056)	$822	$(7,435)	$2,171
__________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic defined benefit pension cost. Refer to Note 13 for further information.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest from the acquisition of its majority-owned subsidiary, Guess Sud SAS (“Guess Sud”). The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holders by providing written notice to the Company any time after January 30, 2012. The put arrangement is recorded on the balance sheet at its expected redemption value based on a method which approximates fair value and is classified as a redeemable noncontrolling interest outside of permanent equity. The redemption value of the Guess Sud redeemable put arrangement was $4.0 million and $3.4 million as of October 31, 2015 and January 31, 2015, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in the sixth year of the agreement, or sooner in certain limited circumstances, and every third anniversary from the end of the sixth year thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.7 million and $1.0 million as of October 31, 2015 and January 31, 2015, respectively.

(4)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Oct 31, 2015	Jan 31, 2015
Trade	$206,000	$229,618
Royalty	11,163	10,118
Other	9,920	8,389
	227,083	248,125
Less allowance for doubtful accounts	31,258	31,920
	$195,825	$216,205
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

(5)	Inventories
Inventories consist of the following (in thousands):

	Oct 31, 2015	Jan 31, 2015
Raw materials	$2,492	$4,548
Work in progress	55	77
Finished goods	370,556	314,453
	$373,103	$319,078
The above balances include an allowance to write down inventories to the lower of cost or market of $19.5 million and $19.7 million as of October 31, 2015 and January 31, 2015, respectively.

(6)	Restructuring Charges
During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. The Company incurred total restructuring charges of $12.4 million under these plans related primarily to severance, impairment and lease termination costs during fiscal 2014. There were no restructuring charges incurred during the three and nine months ended October 31, 2015 and November 1, 2014 related to these plans. The Company does not expect significant future cash-related charges to be incurred as the actions under these plans were substantially completed during fiscal 2014. As of October 31, 2015, the balance in accrued expenses for amounts expected to be paid during the remainder of fiscal 2016 were minimal. At January 31, 2015, the Company had a balance of approximately $0.3 million in accrued expenses related to these restructuring activities.
The following table summarizes restructuring activities related primarily to severance during the fiscal year ended January 31, 2015 and nine months ended October 31, 2015 (in thousands):

Total
Balance at February 1, 2014	$4,578
Cash payments	(2,952)
Foreign currency and other adjustments	(1,350)
Balance at January 31, 2015	$276
Cash payments	(172)
Foreign currency and other adjustments	(67)
Balance at October 31, 2015	$37

(7)	Income Taxes
Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The Company’s effective income tax rate increased to 38.0% for the nine months ended October 31, 2015 from 34.0% for the nine months ended November 1, 2014. The increase in the effective income tax rate was due primarily to the distribution of earnings between quarters, a larger mix of taxable income in higher taxable jurisdictions and higher non-deductible compensation costs during the nine months ended October 31, 2015 compared to the same prior-year period.
From time-to-time, the Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. As of October 31, 2015, several income tax audits were underway for various periods in multiple jurisdictions. The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, could incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $13.9 million and $14.4 million as of October 31, 2015 and January 31, 2015, respectively.

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

Net revenue and earnings (loss) from operations are summarized as follows for the three and nine months ended October 31, 2015 and November 1, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 31, 2015	Nov 1, 2014	Oct 31, 2015	Nov 1, 2014
Net revenue:
Americas Retail(1)	$226,599	$243,238	$673,304	$715,582
Europe	160,696	189,852	497,468	584,270
Asia	59,100	71,271	179,880	205,656
Americas Wholesale(1)	46,819	53,501	116,458	131,061
Licensing	27,750	31,972	78,942	84,377
Total net revenue	$520,964	$589,834	$1,546,052	$1,720,946
Earnings (loss) from operations:
Americas Retail(1)	$(2,053)	$(10,517)	$(4,018)	$(23,578)
Europe	6,150	7,660	20,668	25,541
Asia	2,794	2,126	8,294	7,743
Americas Wholesale(1)	9,583	13,940	21,202	26,860
Licensing	24,842	28,157	70,282	75,787
Corporate Overhead	(20,478)	(16,501)	(65,036)	(59,607)
Total earnings from operations	$20,838	$24,865	$51,392	$52,746
__________________________________

(1)
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

(9)	Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Oct 31, 2015	Jan 31, 2015
European capital lease, maturing quarterly through May 2016	$4,450	$5,745
Other	2,189	1,968
	6,639	7,713
Less current installments	4,450	1,548
Long-term debt and capital lease obligations	$2,189	$6,165
Capital Lease
The Company leases a building in Florence, Italy under a capital lease which provides for minimum lease payments through May 1, 2016. As of October 31, 2015, the capital lease obligation was $4.5 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures on February 1, 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability as of October 31, 2015 was approximately $0.1 million.
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash balances as of October 31, 2015, the Company could have borrowed up to $150 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit

Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes. The Credit Facility replaced the Company’s previous $300 million credit facility, which was scheduled to mature in July 2016. No principal or interest was outstanding or accrued and unpaid under the prior credit facility on its termination date.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of October 31, 2015, the Company had $1.7 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of October 31, 2015, the Company could have borrowed up to $68.0 million under these agreements. As of October 31, 2015, the Company had no outstanding borrowings and $1.9 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.9% to 6.7%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $38.5 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.

(10)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and nine months ended October 31, 2015 and November 1, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 31, 2015	Nov 1, 2014	Oct 31, 2015	Nov 1, 2014
Stock options	$575	$542	$1,495	$1,618
Stock awards/units	4,670	3,187	11,707	9,564
Employee Stock Purchase Plan	30	32	125	192
Total share-based compensation expense	$5,275	$3,761	$13,327	$11,374
Unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options and nonvested stock awards/units totaled approximately $4.9 million and $25.2 million, respectively, as of October 31, 2015. This cost is expected to be recognized over a weighted average period of 1.7 years. The weighted average grant date fair value of options granted was $3.74 and $6.23 during the nine months ended October 31, 2015 and November 1, 2014, respectively.
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

The following table summarizes the activity for nonvested performance-based awards during the nine months ended October 31, 2015:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 31, 2015	413,834	$29.66
Granted	425,866	19.39
Vested	(33,333)	27.86
Forfeited	(159,700)	27.86
Nonvested at October 31, 2015	646,667	$23.44
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were three of these leases in effect as of October 31, 2015 with expiration dates ranging from calendar years 2015 to 2020.
Due to excess capacity at the Company’s corporate headquarters, the lease was amended in August 2015 to reduce the square footage by 13,070 square feet to 341,739 square feet. The amendment also provided for a corresponding pro-rata reduction in aggregate rent, common area maintenance charges and property tax expense due to the lower square footage. All other terms of the existing corporate headquarters lease remain in full force and effect.
Aggregate rent, common area maintenance charges and property tax expense recorded under these related party leases for the nine months ended October 31, 2015 and November 1, 2014 was $4.0 million and $4.6 million, respectively. The Company believes the related party lease terms have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through informal arrangements with MPM Financial and independent third party management companies contracted by MPM Financial to manage its aircraft. The total fees paid under these arrangements for the nine months ended October 31, 2015 and November 1, 2014 were approximately $0.3 million and $1.2 million, respectively.

Consulting Arrangement
After serving for over 30 years as an executive and leader for Guess?, Inc., co-founder Maurice Marciano retired from his position as executive Chairman of the Board and as an employee of the Company upon the expiration of his employment agreement on January 28, 2012. In connection with his retirement and under the terms of his previously existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement, subsequently extended for a third year (the “Marciano Consulting Agreement”), under which Mr. Marciano provided certain consulting services to the Company. The Marciano Consulting Agreement provided for consulting fees of $500,000 per year and continued automobile use in a manner consistent with past practice. The Marciano Consulting Agreement expired on January 28, 2015 and was not renewed. However, Mr. Marciano continues to serve the Company as a director and the Chairman Emeritus of the Board. The Company elected to continue to provide for automobile use subsequent to the expiration of the term of the Marciano Consulting Agreement based on Mr. Marciano’s continuing substantial contributions to the Company. There were no expenses incurred related to the Marciano Consulting Agreement during the nine months ended October 31, 2015. Total expenses incurred with respect to the Marciano Consulting Agreement were approximately $0.4 million for the nine months ended November 1, 2014.
Other Transactions
From time-to-time, the Company utilizes a third party agent named Harmony Collection, LLC to produce specific apparel products on behalf of the Company. Armand Marciano, brother of Maurice and Paul Marciano, is part owner and an executive of the parent company of Harmony Collection, LLC. There were no payments made by the Company under this arrangement for the nine months ended October 31, 2015. The total payments made by the Company under this arrangement for the nine months ended November 1, 2014 were approximately $1.0 million.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015.

(12)	Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through September 2031. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 2% to 12%, when specific sales volumes are exceeded. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through July 2020. As discussed in further detail in Note 9, the Company leases a building in Florence, Italy under a capital lease which provides for minimum lease payments through May 1, 2016.
Litigation
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Intermediate People’s Court of Nanjing, China and the Court of Paris, France. The three-week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. On September 15, 2014, the Court of Appeal of Milan affirmed the majority of the lower Court’s ruling in favor of the Company, but overturned the lower Court’s finding with respect to an unfair competition claim. That portion of the matter is now in a damages phase based on the ruling. On October 16, 2015, the plaintiff appealed the remainder of the Court of Appeal of Milan’s ruling in favor of the Company to the Italian Supreme Court of Cassation. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagrees with the Court’s decision and has appealed the ruling. The judgment in the China matter is stayed pending the appeal, which was heard in May 2014. On January 30, 2015, the Court of Paris ruled in favor of the Company, rejecting all of the plaintiff’s claims and partially canceling two of the plaintiff’s community trademark registrations and one of the plaintiff’s international trademark registrations. On February 17, 2015, the plaintiff appealed the Court of Paris’ ruling.
On August 25, 2006, Franchez Isaguirre, a former employee of the Company, filed a complaint in the Superior Court of California, County of Los Angeles alleging violations by the Company of California wage and hour laws. The complaint was subsequently amended, adding a second former employee as an additional named party. The plaintiffs purport to represent a class of similarly situated employees in California who allegedly had been injured by not being provided adequate meal and rest breaks. The complaint seeks unspecified compensatory damages, statutory penalties, attorney’s fees and injunctive and declaratory relief. On June 9, 2009, the Court certified the class but immediately stayed the case pending the resolution of a separate California Supreme Court case on the standards of class treatment for meal and rest break claims. Following the Supreme Court ruling, the Superior Court denied the Company’s motions to decertify the class and to narrow the class in January 2013 and June 2013, respectively. The Company subsequently petitioned to have the Court’s decision not to narrow the class definition reviewed. That petition was ultimately denied by the California Supreme Court in April 2014. In July 2015, the parties entered into a Memorandum of Understanding to settle the matter for $5.25 million, subject to certain limited offsets. The settlement was preliminarily approved by the Court in October 2015, but still remains subject to further review and final approval of the Court.
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.8 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). On May 5, 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.8 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal the MFDTC judgment. While the initial judgment was favorable to the Company, there can be no assurances that the Company’s remaining appeals for October 2010 through December 2012 will be successful or that the Italian Customs Agency will not be successful in its appeal of the MFDTC judgment. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future.
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
In July 2015, the SERP was amended in connection with Paul Marciano’s planned transition from Chief Executive Officer to Executive Chairman of the Board and Chief Creative Officer. The amendment effectively eliminated any future salary progression by finalizing compensation levels for future benefits. Mr. Marciano will continue to be eligible to receive SERP benefits in the future in accordance with the amended terms of the SERP. Subsequent to the amendment, there are no employees considered actively participating under the terms of the SERP.
As a result, the Company included an actuarial gain of $11.4 million before taxes in accumulated other comprehensive income (loss) during the nine months ended October 31, 2015. In addition, the Company also recognized a curtailment gain of $1.7 million before taxes related to the accelerated amortization of the remaining prior service credit during the nine months ended October 31, 2015. The actuarial and curtailment gains were recorded during the three months ended August 1, 2015.
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $55.1 million and $53.6 million as of October 31, 2015 and January 31, 2015, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(0.8) million and $0.8 million in other income and expense during the three and nine months ended October 31, 2015, respectively, and unrealized gains of $0.8 million and $3.0 million in other income during the three and nine months ended November 1, 2014, respectively. During the nine months ended October 31, 2015, the Company also recorded realized gains of $0.7 million in other income resulting from payout on the insurance policies. The realized gains were recorded during the three months ended May 2, 2015. The projected benefit obligation was $50.7 million and $61.9 million as of October 31, 2015 and January 31, 2015, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended October 31, 2015, respectively. SERP benefit payments of $0.6 million and $0.8 million were made during the three and nine months ended November 1, 2014.

The components of net periodic defined benefit pension cost for the three and nine months ended October 31, 2015 and November 1, 2014 related to the SERP are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 31, 2015	Nov 1, 2014	Oct 31, 2015	Nov 1, 2014
Interest cost	$498	$573	$1,489	$1,717
Net amortization of unrecognized prior service credit	—	(58)	(97)	(174)
Net amortization of actuarial losses	11	234	729	703
Curtailment gain	—	—	(1,651)	—
Net periodic defined benefit pension cost	$509	$749	$470	$2,246
Swiss Pension Plan
In accordance with local regulations, the Company also maintains a pension plan in Switzerland for certain of its employees. The plan is a government-mandated defined contribution plan that provides employees with a minimum investment return determined annually by the Swiss government, and as such, is treated under pension accounting in accordance with authoritative guidance. Under the plan, both the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. The Company’s contributions must be made in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender. As of October 31, 2015 and January 31, 2015, the plan had a projected benefit obligation of CHF14.8 million (US$15.0 million) and CHF13.9 million (US$15.1 million), respectively, and plan assets held at the independent investment fiduciary of CHF12.4 million (US$12.6 million) and CHF11.5 million (US$12.5 million), respectively. The net liability of CHF2.4 million (US$2.4 million) and CHF2.4 million (US$2.6 million) was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of October 31, 2015 and January 31, 2015, respectively. During the three and nine months ended October 31, 2015, the Company recognized net periodic defined benefit pension cost of CHF0.4 million (US$0.4 million) and CHF1.3 million (US$1.3 million), respectively, resulting from service cost and net amortization of actuarial losses related to the Swiss pension plan.

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 31, 2015 and January 31, 2015 (in thousands):

	Fair Value Measurements at Oct 31, 2015				Fair Value Measurements at Jan 31, 2015
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$6,280	$—	$6,280	$—	$15,542	$—	$15,542
Available-for-sale securities	20	—	—	20	36	—	—	36
Total	$20	$6,280	$—	$6,300	$36	$15,542	$—	$15,578
Liabilities:
Foreign exchange currency contracts	$—	$145	$—	$145	$—	$—	$—	$—
Interest rate swap	—	118	—	118	—	270	—	270
Deferred compensation obligations	—	10,656	—	10,656	—	9,133	—	9,133
Total	$—	$10,919	$—	$10,919	$—	$9,403	$—	$9,403

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended October 31, 2015 or during the year ended January 31, 2015.
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
Available-for-sale securities, which consist of marketable equity securities, are recorded at fair value and are included in other assets in the accompanying condensed consolidated balance sheets. As of October 31, 2015 and January 31, 2015, available-for-sale securities were minimal. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income (loss). As of October 31, 2015 and January 31, 2015, the accumulated unrealized losses, net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company were minimal. During the nine months ended November 1, 2014, the Company received proceeds of $0.6 million from the sale of marketable equity securities which were classified as available-for-sale securities. The sale of marketable equity securities was made during the three months ended May 3, 2014. The cost of securities sold was based on the specific identification method. Gains recognized during the nine months ended November 1, 2014 were $0.1 million as a result of this sale and were included in other income.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of October 31, 2015 and January 31, 2015, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on variable-rate debt including the capital lease obligation approximated rates currently available to the Company.

Long-Lived Assets
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers each individual retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software and certain long-term security deposits and lease acquisition costs. The Company reviews retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting one year allows a retail location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for retail locations in new markets, where the Company is in the early stages of establishing its presence, once the locations have been opened for at least two years. The Company believes that waiting two years allows for brand awareness to be established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future.
An asset is considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment of the asset’s ability to continue to generate earnings from operations and positive cash flow in future periods or if significant changes in the Company’s strategic business objectives and utilization of the assets occurred. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value, which is determined based on discounted future cash flows. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows. Future expected cash flows for assets in retail locations are based on management’s estimates of future cash flows over the remaining lease period or expected life, if shorter. For expected retail location closures, the Company will evaluate whether it is necessary to shorten the useful life for any of the assets within the respective asset group. The Company will use this revised useful life when estimating the asset group’s future cash flows. The Company considers historical trends, expected future business trends and other factors when estimating the future cash flow for each retail location. The Company also considers factors such as: the local environment for each retail location, including mall traffic and competition; the Company’s ability to successfully implement strategic initiatives; and the ability to control variable costs such as cost of sales and payroll and, in some cases, renegotiate lease costs. The estimated cash flows used for this nonrecurring fair value measurement are considered a Level 3 input as defined above. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
The Company recorded impairment charges of $0.2 million and $2.0 million during the three and nine months ended October 31, 2015, respectively, and $9.8 million and $14.6 million during the three and nine months ended November 1, 2014, respectively. The impairment charges related primarily to the impairment of certain retail locations in North America and Europe resulting from under-performance or the exercise of kick-out options during each of the respective periods. These impairment charges were included in selling, general and administrative expenses in the Company’s condensed consolidated statements of income for each of the respective periods.

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign currency forward contracts. As of October 31, 2015, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.
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

Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of October 31, 2015 and January 31, 2015 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Oct 31, 2015	Fair Value at Jan 31, 2015
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Other current assets/ Other assets	$4,307	$6,597
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	1,973	8,945
Total		$6,280	$15,542
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts:
Cash flow hedges	Accrued expenses	$36	$—
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	109	—
Interest rate swaps	Accrued expenses/ Other long-term liabilities	118	270
Total derivatives not designated as hedging instruments		227	270
Total		$263	$270
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
During the nine months ended October 31, 2015, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$110.6 million and US$70.6 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of October 31, 2015, the Company had forward contracts outstanding for its European and Canadian operations of US$107.4 million and US$55.6 million, respectively, which are expected to mature over the next 18 months.

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for the three and nine months ended October 31, 2015 and November 1, 2014 (in thousands):

	Gain Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings(1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended			Three Months Ended
	Oct 31, 2015	Nov 1, 2014		Oct 31, 2015	Nov 1, 2014
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$363	$3,869	Cost of product sales	$2,507	$(800)
Foreign exchange currency contracts	$46	$487	Other income/expense	$(40)	$—

	Gain Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings(1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Nine Months Ended			Nine Months Ended
	Oct 31, 2015	Nov 1, 2014		Oct 31, 2015	Nov 1, 2014
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$4,559	$3,163	Cost of product sales	$7,450	$(1,559)
Foreign exchange currency contracts	$276	$381	Other income/expense	$776	$(56)
 __________________________________

(1)	The ineffective portion was immaterial during the three and nine months ended October 31, 2015 and November 1, 2014 and was recorded in net earnings and included in interest income/expense.
As of October 31, 2015, accumulated other comprehensive income (loss) included a net unrealized gain of approximately $4.0 million, net of tax, of which $3.2 million will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 31, 2015	Nov 1, 2014	Oct 31, 2015	Nov 1, 2014
Beginning balance gain (loss)	$5,868	$366	$7,157	$(113)
Net gains from changes in cash flow hedges	330	3,805	3,988	3,099
Net (gains) losses reclassified to earnings	(2,158)	713	(7,105)	1,898
Ending balance gain	$4,040	$4,884	$4,040	$4,884
At January 31, 2015, the Company had forward contracts outstanding for its European and Canadian operations of US$50.8 million and US$24.5 million, respectively, that were designated as cash flow hedges.
Derivatives Not Designated as Hedging Instruments
As of October 31, 2015, the Company had euro foreign currency contracts to purchase US$67.5 million expected to mature over the next 11 months and Canadian dollar foreign currency contracts to purchase US$19.9 million expected to mature over the next ten months.

The following table summarizes the gains before taxes recognized on the derivative instruments not designated as hedging instruments in other income for the three and nine months ended October 31, 2015 and November 1, 2014 (in thousands):

	Location of Gain Recognized in Earnings	Gain Recognized in Earnings		Gain Recognized in Earnings
		Three Months Ended		Nine Months Ended
		Oct 31, 2015	Nov 1, 2014	Oct 31, 2015	Nov 1, 2014
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$286	$6,262	$2,445	$7,457
Interest rate swaps	Other income/expense	$44	$54	$140	$186
At January 31, 2015, the Company had euro foreign currency contracts to purchase US$59.3 million and Canadian dollar foreign currency contracts to purchase US$19.9 million.

(16)	Subsequent Events
On November 9, 2015, the Company entered into an agreement to purchase, for approximately $29 million, the facility that the Company currently leases to house its U.S. distribution center. The purchase is expected to be completed during the fourth quarter of fiscal 2016. The Company is evaluating whether it will finance this purchase with cash, borrowings (through current credit facilities or new arrangements) or a combination thereof.
On November 24, 2015, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on December 24, 2015 to shareholders of record as of the close of business on December 9, 2015.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
Important Factors Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be contained in the Company’s other reports filed under the Securities Exchange Act of 1934, as amended, in its press releases and in other documents. In addition, from time-to-time, the Company through its management may make oral forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects and proposed new products, services, developments or business strategies and initiatives (including those identified by the Company’s Chief Executive Officer, Victor Herrero). These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “outlook,” “pending,” “plan,” “predict,” “project,” “strategy,” “will,” “would,” and other similar terms and phrases, including references to assumptions.
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
Global Economic Conditions
Economic and market conditions have continued to be volatile and uncertain in many markets around the world and consumer behavior remains cautious. The retail environment has been impacted by highly promotional conditions and softer mall traffic, which may persist for some time. In Europe, government austerity programs and bank credit issues have impacted the capital markets of numerous European countries, resulting in reduced consumer confidence and lower discretionary spending in those countries. These circumstances have had, and could in the future have, a negative impact on our business, particularly in our more mature markets in Southern Europe. When these conditions occur, the impact is greater in our multi-brand wholesale channel, particularly in Italy, where many customers are relatively small and are not well capitalized. While the economic environment in Southern Europe has shown signs of improvement, the recovery is still vulnerable. Recent terrorist attacks and the threat of future terrorist activity could also adversely impact consumer behavior. In addition, the geopolitical tension in Russia and Ukraine, as well as other countries and regions, has impacted economic sentiment and could continue to negatively impact our business. We are also seeing evidence of a more cautious consumer in Greater China and South Korea due to the macro-economic conditions in these countries.
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
During the first nine months of fiscal 2016, the average U.S. dollar rate was stronger against the euro, the Canadian dollar, the Korean won and the Mexican peso compared to the average rate in the same prior-year period. As a result, our product margins in Europe and Canada were negatively impacted by exchange rate fluctuations for the nine months ended October 31, 2015 compared to the same prior-year period. There was also an overall negative impact on the translation of our international revenues and earnings from operations for the nine months ended October 31, 2015 compared to the same prior-year period.
If the U.S. dollar remains strong relative to the respective fiscal 2015 foreign exchange rates, we expect that foreign exchange will continue to have a significant negative impact on our revenues and operating results as well as our international cash and other balance sheet items during the remainder of fiscal 2016, particularly in Europe and Canada.
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
As part of his assessment of the strategic direction of the Company, Mr. Herrero has identified several initiatives focused on driving shareholder value which we have begun to implement through two separate phases. The first phase focuses on (i) elevating the quality of our sales organization and merchandising strategy to match the quality of our product and marketing; (ii) building a major business in Asia by unlocking the potential of the GUESS? brand in the region; and (iii) creating a culture of purpose and accountability throughout the entire Company by implementing a more centralized organizational structure that reinforces our focus on sales and profitability. The second phase focuses on (i) improving our cost structure (including supply chain and overhead); and (ii) revitalizing our wholesale business. The following provides further details on the planned implementation of these initiatives:
Sales Organization and Merchandising Strategy. We have begun executing on our plan to elevate the quality of our sales organization and merchandising strategy which includes: (1) elevating the product knowledge of our sales force; (2) building a more strategic and operational online organization in order to increase millennials’ engagement with our brand through digital marketing and social media; (3) taking steps such as investing in key stores and developing stronger replenishment, visual, stockroom and cost-control standards in order to improve our overall field and store structure; (4) implementing a more effective yearly retail calendar to better enable each store to fully capture local opportunities; (5) using feedback from our sales force to improve our collections and increase the number and effectiveness of our SKU’s; and (6) implementing a global pricing system with greater clarity and simplicity.
Building our Asia Business. We believe there continues to be significant potential in this region, particularly in mainland China, and plan to allocate sufficient resources to fuel future growth.
Transform our Company’s Culture. In order to generate global synergies, major decisions (including logistics, finance, communication and stock allocation) are becoming more centralized in the Company’s management team in Los Angeles. This centralized approach will reinforce the focus on sales and profitability as well as foster an environment of accountability and execution measured through key performance metrics.
Improving our Cost Structure. We plan to improve our cost structure by optimizing our use of capital in accordance with growth strategies, identifying synergies among departments and strengthening our supply chain. We plan to strengthen our supply chain by optimizing vendor proximity to our main markets, improving fabric management and reinforcing open-to-buys. We also plan to shorten our lead times through partnering with our suppliers, exercising agility in the production process and continuously searching for new suppliers and sourcing opportunities in reaction to the latest trends.
Revitalizing our Wholesale Business. We plan to partner with our wholesale customers to emphasize a retail-oriented mindset and encourage the adoption of best practices.
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
Capital Allocation
The Company’s investments in capital for the full fiscal year 2016 are planned between $55 million and $65 million (after deducting estimated lease incentives of approximately $6 million). The planned investments in capital are primarily for store remodeling programs, targeted new store openings and investments in maintaining and improving our infrastructure (primarily information and operating systems). In addition, subsequent to the quarter ended October 31, 2015, the Company entered into an agreement to purchase, for approximately $29 million, the facility that the Company currently leases to house its U.S. distribution center. The purchase is expected to be completed during the fourth quarter of fiscal 2016.
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

Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and nine months ended October 31, 2015 had the same number of days as the three and nine months ended November 1, 2014.
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 40.1% to $12.4 million, or diluted earnings of $0.15 per common share, for the quarter ended October 31, 2015, compared to net earnings attributable to Guess?, Inc. of $20.8 million, or diluted earnings of $0.24 per common share, for the quarter ended November 1, 2014.
Highlights of the Company’s performance for the quarter ended October 31, 2015 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue decreased 11.7% to $521.0 million for the quarter ended October 31, 2015, from $589.8 million in the same prior-year period. In constant currency, net revenue decreased by 3.9%.

•	Gross margin (gross profit as a percentage of total net revenue) decreased 100 basis points to 35.3% for the quarter ended October 31, 2015, from 36.3% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) decreased 80 basis points to 31.3% for the quarter ended October 31, 2015, from 32.1% in the same prior-year period. SG&A expenses decreased 13.9% to $162.8 million for the quarter ended October 31, 2015, from $189.1 million in the same prior-year period.

•
Operating margin decreased 20 basis points to 4.0% for the quarter ended October 31, 2015, from 4.2% in the same prior-year period. Earnings from operations decreased 16.2% to $20.8 million for the quarter ended October 31, 2015, from $24.9 million in the same prior-year period.

•	Other income, net (including interest income and expense), totaled $0.2 million for the quarter ended October 31, 2015, compared to $7.2 million in the same prior-year period.

•	The effective income tax rate increased 500 basis points to 38.0% for the quarter ended October 31, 2015, compared to 33.0% in the same prior-year period.
Key Balance Sheet Accounts

•	The Company had $402.4 million in cash and cash equivalents as of October 31, 2015. This compares to cash and cash equivalents of $374.9 million at November 1, 2014.

◦	The Company invested $44.0 million to repurchase two million of its common shares during the third quarter of fiscal 2016.

•
Accounts receivable, which relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in the Americas and Asia and its international licensing business, decreased by $40.3 million, or 17.0%, to $195.8 million as of October 31, 2015, from $236.1 million at November 1, 2014. On a constant currency basis, accounts receivable decreased by $19.3 million, or 8.2%.

•
Inventory decreased by $39.5 million, or 9.6%, to $373.1 million as of October 31, 2015, from $412.6 million at November 1, 2014. On a constant currency basis, inventory decreased by $8.0 million, or 1.9%.

Global Store Count
In the third quarter of fiscal 2016, together with our partners, we opened 30 new stores worldwide, consisting of 12 stores in Europe and the Middle East, ten stores in Asia, seven stores in the U.S. and one store in South America. Together with our partners, we closed 28 stores worldwide, consisting of 13 stores in Europe and the Middle East, 13 stores in Asia and two stores in the U.S.
We ended the third quarter of fiscal 2016 with 1,625 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	461	460	1
Europe and the Middle East	593	274	319
Asia	475	49	426
Central and South America	96	43	53
Total	1,625	826	799
This store count does not include 452 concessions located primarily in South Korea and Greater China, which have been excluded because of their smaller store size in relation to our standard international store size. Of the total 1,625 stores, 1,237 were GUESS? stores, 236 were GUESS? Accessories stores, 77 were G by GUESS stores and 75 were MARCIANO stores.
Results of Operations
Three Months Ended October 31, 2015 and November 1, 2014
Consolidated Results
Net Revenue. Net revenue decreased by $68.9 million, or 11.7%, to $521.0 million for the quarter ended October 31, 2015, from $589.8 million for the quarter ended November 1, 2014. In constant currency, net revenue decreased by 3.9% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $45.7 million compared to the same prior-year period. The decrease was driven primarily by lower shipments in our European wholesale business.
Gross Margin. Gross margin decreased 100 basis points to 35.3% for the quarter ended October 31, 2015, from 36.3% in the same prior-year period, of which 60 basis points was due to lower overall product margins and 40 basis points was due to a higher occupancy rate. The lower overall product margins was due primarily to the negative impact from currency exchange rate fluctuations. The higher occupancy rate was driven by the negative impact on the fixed cost structure resulting from lower shipments in our European wholesale business and negative comparable store sales in Americas Retail.
Gross Profit. Gross profit decreased by $30.3 million, or 14.2%, to $183.7 million for the quarter ended October 31, 2015, from $214.0 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $16.1 million.
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
SG&A Rate. The Company’s SG&A rate decreased 80 basis points to 31.3% for the quarter ended October 31, 2015, from 32.1% in the same prior-year period, due primarily to lower asset impairment charges, partially offset by higher estimated performance-based compensation expense.

Selling, General and Administrative Expenses. SG&A expenses decreased by $26.3 million, or 13.9%, to $162.8 million for the quarter ended October 31, 2015, from $189.1 million in the same prior-year period. The decrease was driven by the favorable impact from currency translation fluctuations and lower asset impairment charges. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $13.6 million.
Operating Margin. Operating margin decreased 20 basis points to 4.0% for the quarter ended October 31, 2015, from 4.2% in the same prior-year period. Currency exchange rate fluctuations negatively impacted operating margin by approximately 170 basis points.
Earnings from Operations.   Earnings from operations decreased by $4.0 million, or 16.2%, to $20.8 million for the quarter ended October 31, 2015, from $24.9 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $2.5 million.
Interest Expense, Net. Interest expense, net was minimal for the quarter ended October 31, 2015, compared to $0.2 million for the quarter ended November 1, 2014 and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges.
Other Income, Net. Other income, net was $0.2 million for the quarter ended October 31, 2015, compared to $7.5 million in the same prior-year period. Other income, net in the quarter ended October 31, 2015 consisted primarily of net realized and unrealized gains on non-operating assets, partially offset by net unrealized mark-to-market revaluation losses on foreign currency balances. Other income, net in the quarter ended November 1, 2014 consisted primarily of net unrealized and realized mark-to-market revaluation gains on foreign currency contracts and net unrealized gains on non-operating assets.
Income Tax Expense.  Income tax expense for the quarter ended October 31, 2015 was $8.0 million, or a 38.0% effective tax rate, compared to $10.6 million, or a 33.0% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management. The increase in effective tax rate was due primarily to the distribution of earnings between quarters and a larger mix of taxable income in higher taxable jurisdictions compared to the same prior-year period.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests for the quarter ended October 31, 2015 was $0.6 million, net of taxes, compared to $0.7 million, net of taxes, in the same prior-year period.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased by $8.4 million, or 40.1%, to $12.4 million for the quarter ended October 31, 2015, from $20.8 million in the same prior-year period. Diluted earnings per share decreased to $0.15 per share for the quarter ended October 31, 2015, compared to $0.24 per share for the quarter ended November 1, 2014. We estimate that the negative impact from currency fluctuations on diluted earnings per common share for the quarter ended October 31, 2015 was approximately $0.13 per share.

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended October 31, 2015 and November 1, 2014 (dollars in thousands):

	Three Months Ended
	Oct 31, 2015	Nov 1, 2014	Change	% Change
Net revenue:
Americas Retail(1)	$226,599	$243,238	$(16,639)	(6.8%)
Europe	160,696	189,852	(29,156)	(15.4)
Asia	59,100	71,271	(12,171)	(17.1)
Americas Wholesale(1)	46,819	53,501	(6,682)	(12.5)
Licensing	27,750	31,972	(4,222)	(13.2)
Total net revenue	$520,964	$589,834	$(68,870)	(11.7%)
Earnings (loss) from operations:
Americas Retail(1)	$(2,053)	$(10,517)	$8,464	80.5%
Europe	6,150	7,660	(1,510)	(19.7)
Asia	2,794	2,126	668	31.4
Americas Wholesale(1)	9,583	13,940	(4,357)	(31.3)
Licensing	24,842	28,157	(3,315)	(11.8)
Corporate Overhead	(20,478)	(16,501)	(3,977)	24.1
Total earnings from operations	$20,838	$24,865	$(4,027)	(16.2%)
Operating margins:
Americas Retail(1)	(0.9%)	(4.3%)
Europe	3.8%	4.0%
Asia	4.7%	3.0%
Americas Wholesale(1)	20.5%	26.1%
Licensing	89.5%	88.1%
Total Company	4.0%	4.2%
__________________________________

(1)
In the second quarter of fiscal 2016, the Company changed the names of its “North American Retail” and “North American Wholesale” segments to “Americas Retail” and “Americas Wholesale” to better reflect that these segments are inclusive of its operations in North America as well as Central and South America. There have been no changes to the underlying reporting in either segment.

Americas Retail
Net revenue from our Americas Retail segment decreased by $16.6 million, or 6.8%, to $226.6 million for the quarter ended October 31, 2015, from $243.2 million in the same prior-year period. In constant currency, net revenue decreased by 2.9%, driven primarily by the unfavorable impact from store closures and negative comparable store sales. Comparable store sales (including e-commerce) in the U.S. and Canada decreased 5.7% in U.S. dollars and 2.1% in constant currency, which excludes the unfavorable translation impact from currency fluctuations relating to our Canadian retail stores and e-commerce sites. E-commerce sales increased by $3.1 million, or 18.3%, to $20.1 million for the quarter ended October 31, 2015, from $17.0 million in the same prior-year period. The inclusion of our e-commerce sales improved the comparable store sale percentage by 2.0% in U.S. dollars and 2.1% in constant currency. The store base for the U.S. and Canada decreased by an average of 31 net stores during the quarter ended October 31, 2015 compared to the same prior-year period, resulting in a 5.1% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $9.6 million.
Operating margin increased 340 basis points to negative 0.9% for the quarter ended October 31, 2015, compared to negative 4.3% in the same prior-year period, driven by a lower SG&A rate due primarily to lower asset impairment charges during the quarter ended October 31, 2015 compared to the same prior-year period.
Loss from operations from our Americas Retail segment decreased by $8.5 million, or 80.5%, to $2.1 million for the quarter ended October 31, 2015, from $10.5 million in the same prior-year period. The improvement reflects the impact on earnings from lower asset impairment charges during the quarter ended October 31, 2015 compared to the same prior-year period.
As of October 31, 2015, we directly operated 460 stores in the U.S. and Canada, comprised of 159 full-priced GUESS? retail stores, 150 GUESS? factory outlet stores, 63 G by GUESS stores, 45 GUESS? Accessories stores and 43 MARCIANO stores. This compares to 492 directly operated stores at November 1, 2014.
Europe
Net revenue from our Europe segment decreased by $29.2 million, or 15.4%, to $160.7 million for the quarter ended October 31, 2015, from $189.9 million in the same prior-year period. In constant currency, net revenue decreased by 1.7%, driven primarily by lower shipments in our European wholesale business, partially offset by a percentage increase in the low double digits for comparable store sales in our directly operated retail stores versus the same prior-year period. As of October 31, 2015, we directly operated 274 stores in Europe compared to 265 stores at November 1, 2014, excluding concessions, which represents a 3.4% increase over the prior-year third quarter end. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $25.9 million.
Operating margin decreased 20 basis points to 3.8% for the quarter ended October 31, 2015, from 4.0% in the same prior-year period, due to lower gross margins, partially offset by a lower SG&A rate. Gross margins were negatively impacted by currency exchange rate fluctuations, partially offset by higher initial mark-ups. The lower SG&A rate was due primarily to the favorable impact on the fixed cost structure resulting from positive comparable store sales and lower asset impairment charges, partially offset by the unfavorable impact from lower wholesale shipments.
Earnings from operations from our Europe segment decreased by $1.5 million, or 19.7%, to $6.2 million for the quarter ended October 31, 2015, from $7.7 million in the same prior-year period. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $1.2 million.
Asia
Net revenue from our Asia segment decreased by $12.2 million, or 17.1%, to $59.1 million for the quarter ended October 31, 2015, from $71.3 million in the same prior-year period. In constant currency, net revenue decreased by 9.5%, driven primarily by South Korea as we phase out of our G by GUESS concept in the region. As of October 31, 2015, we and our partners operated 475 stores and 428 concessions in Asia, compared to 491 stores and 500 concessions at November 1, 2014. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $5.4 million.
Operating margin increased 170 basis points to 4.7% for the quarter ended October 31, 2015, compared to 3.0% in the same prior-year period. The increase in operating margin was due to higher gross margins and a lower SG&A rate driven by overall leveraging of expenses as we phase out of our G by GUESS concept in South Korea.
Earnings from operations from our Asia segment increased by $0.7 million, or 31.4%, to $2.8 million for the quarter ended October 31, 2015, compared to $2.1 million in the same prior-year period. The increase was driven by lower store occupancy costs and lower SG&A expenses as we phase out of our G by GUESS concept in South Korea.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $6.7 million, or 12.5%, to $46.8 million for the quarter ended October 31, 2015, from $53.5 million in the same prior-year period. In constant currency, net revenue decreased by 3.4% compared to the same prior-year period, driven primarily by lower shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $4.9 million.
Operating margin decreased 560 basis points to 20.5% for the quarter ended October 31, 2015, from 26.1% in the same prior-year period. The decrease in operating margin was due to lower gross margins driven primarily by lower initial mark-ups and the unfavorable impact from currency exchange rate fluctuations on product costs.

Earnings from operations from our Americas Wholesale segment decreased by $4.4 million, or 31.3%, to $9.6 million for the quarter ended October 31, 2015, from $13.9 million in the same prior-year period. The decrease was driven by the negative impact on earnings from lower gross margins. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted earnings from operations by $1.1 million.
Licensing
Net royalty revenue from our Licensing segment decreased by $4.2 million, or 13.2%, to $27.8 million for the quarter ended October 31, 2015, from $32.0 million in the same prior-year period. The decrease was driven primarily by lower sales in our watch and outerwear categories.
Earnings from operations from our Licensing segment decreased by $3.3 million, or 11.8%, to $24.8 million for the quarter ended October 31, 2015, from $28.2 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue, partially offset by lower advertising expenses.
Corporate Overhead
Unallocated corporate overhead increased by $4.0 million to $20.5 million for the quarter ended October 31, 2015, compared to $16.5 million in the same prior-year period. The increase was driven primarily by higher estimated performance-based compensation expense.

Nine months ended October 31, 2015 and November 1, 2014
Consolidated Results
Net Revenue. Net revenue decreased by $174.9 million, or 10.2%, to $1.55 billion for the nine months ended October 31, 2015, from $1.72 billion for the nine months ended November 1, 2014. In constant currency, net revenue decreased by 1.6% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $147.9 million compared to the same prior-year period.
Gross Margin. Gross margin was relatively flat at 35.4% for the nine months ended October 31, 2015, compared to 35.3% in the same prior-year period. The favorable impact from higher initial mark-ups in Europe and Americas Retail was mostly offset by the negative impact from currency exchange rate fluctuations on product costs and the negative impact on the Company’s fixed cost structure resulting from negative comparable store sales in Americas Retail.
Gross Profit. Gross profit decreased by $59.7 million, or 9.8%, to $547.3 million for the nine months ended October 31, 2015, from $607.0 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $52.7 million.
SG&A Rate. The Company’s SG&A rate was relatively flat at 32.1% for the nine months ended October 31, 2015, compared to 32.2% in the same prior-year period. The favorable impact from lower asset impairment charges was mostly offset by charges related to legal matters of $7.0 million during the nine months ended October 31, 2015.
Selling, General and Administrative Expenses. SG&A expenses decreased by $58.3 million, or 10.5%, to $495.9 million for the nine months ended October 31, 2015, from $554.2 million in the same prior-year period. The decrease was driven by the favorable impact from currency translation fluctuations and lower asset impairment charges, partially offset by charges related to legal matters of $7.0 million during the nine months ended October 31, 2015. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $46.9 million.
Operating Margin. Operating margin increased 20 basis points to 3.3% for the nine months ended October 31, 2015, compared to 3.1% in the same prior-year period. Currency exchange rate fluctuations negatively impacted operating margin by approximately 130 basis points.

Earnings from Operations.   Earnings from operations decreased by $1.4 million, or 2.6%, to $51.4 million for the nine months ended October 31, 2015, from $52.7 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $5.7 million.
Interest Expense, Net. Interest expense, net was $0.7 million for the nine months ended October 31, 2015, compared to $0.8 million for the nine months ended November 1, 2014 and includes the impact of hedge ineffectiveness of foreign currency forward contracts designated as cash flow hedges.
Other Income, Net. Other income, net was $6.6 million for the nine months ended October 31, 2015, compared to $11.1 million in the same prior-year period. Other income, net in the nine months ended October 31, 2015 consisted primarily of net realized and unrealized gains on non-operating assets and net unrealized and realized mark-to-market revaluation gains on foreign currency contracts. Other income, net in the nine months ended November 1, 2014 consisted primarily of net unrealized and realized mark-to-market revaluation gains on foreign currency contracts and net unrealized gains on non-operating assets.
Income Tax Expense.  Income tax expense for the nine months ended October 31, 2015 was $21.8 million, or a 38.0% effective tax rate, compared to $21.5 million, or a 34.0% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management. The increase in effective tax rate was due primarily to the distribution of earnings between quarters, a larger mix of taxable income in higher taxable jurisdictions and higher non-deductible compensation costs during the nine months ended October 31, 2015 compared to the same prior-year period.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests for the nine months ended October 31, 2015 was $1.5 million, net of taxes, compared to $1.0 million, net of taxes, in the same prior-year period.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased by $6.5 million, or 16.2%, to $34.1 million for the nine months ended October 31, 2015, from $40.6 million in the same prior-year period. Diluted earnings per share decreased to $0.40 per share for the nine months ended October 31, 2015, compared to $0.47 per share for the nine months ended November 1, 2014. We estimate that the negative impact from currency fluctuations on diluted earnings per common share for the nine months ended October 31, 2015 was approximately $0.24 per share.

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the nine months ended October 31, 2015 and November 1, 2014 (dollars in thousands):

	Nine Months Ended
	Oct 31, 2015	Nov 1, 2014	Change	% Change
Net revenue:
Americas Retail(1)	$673,304	$715,582	$(42,278)	(5.9%)
Europe	497,468	584,270	(86,802)	(14.9)
Asia	179,880	205,656	(25,776)	(12.5)
Americas Wholesale(1)	116,458	131,061	(14,603)	(11.1)
Licensing	78,942	84,377	(5,435)	(6.4)
Total net revenue	$1,546,052	$1,720,946	$(174,894)	(10.2%)
Earnings (loss) from operations:
Americas Retail(1)	$(4,018)	$(23,578)	$19,560	83.0%
Europe	20,668	25,541	(4,873)	(19.1)
Asia	8,294	7,743	551	7.1
Americas Wholesale(1)	21,202	26,860	(5,658)	(21.1)
Licensing	70,282	75,787	(5,505)	(7.3)
Corporate Overhead	(65,036)	(59,607)	(5,429)	9.1
Total earnings from operations	$51,392	$52,746	$(1,354)	(2.6%)
Operating margins:
Americas Retail(1)	(0.6%)	(3.3%)
Europe	4.2%	4.4%
Asia	4.6%	3.8%
Americas Wholesale(1)	18.2%	20.5%
Licensing	89.0%	89.8%
Total Company	3.3%	3.1%
__________________________________

(1)
In the second quarter of fiscal 2016, the Company changed the names of its “North American Retail” and “North American Wholesale” segments to “Americas Retail” and “Americas Wholesale” to better reflect that these segments are inclusive of its operations in North America as well as Central and South America. There have been no changes to the underlying reporting in either segment.

Americas Retail
Net revenue from our Americas Retail segment decreased by $42.3 million, or 5.9%, to $673.3 million for the nine months ended October 31, 2015, from $715.6 million in the same prior-year period. In constant currency, net revenue decreased by 2.7%, driven primarily by negative comparable store sales and store closures. Comparable store sales (including e-commerce) in the U.S. and Canada decreased 4.8% in U.S. dollars and 1.9% in constant currency, which excludes the unfavorable translation impact from currency fluctuations relating to our Canadian retail stores and e-commerce sites. E-commerce sales increased by $8.4 million, or 17.4%, to $56.6 million for the nine months ended October 31, 2015, from $48.2 million in the same prior-year period. The inclusion of our e-commerce sales improved the comparable store sale percentage by 1.7% in U.S. dollars and 1.8% in constant currency. The store base for the U.S. and Canada decreased by an average of 25 net stores during the nine months ended October 31, 2015 compared to the same prior-year period, resulting in a 3.9% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $22.7 million.
Operating margin increased 270 basis points to negative 0.6% for the nine months ended October 31, 2015, compared to negative 3.3% in the same prior-year period, due to a lower SG&A rate and higher gross margins. The lower SG&A rate was due primarily to lower asset impairment charges during the nine months ended October 31, 2015 compared to the same prior-year period. The higher gross margins were driven primarily by higher initial mark-ups, partially offset by the negative impact on the fixed cost structure resulting from negative comparable store sales and the unfavorable impact from currency exchange rate fluctuations in Canada.

Loss from operations from our Americas Retail segment decreased by $19.6 million, or 83.0%, to $4.0 million for the nine months ended October 31, 2015, from $23.6 million in the same prior-year period. The improvement reflects the impact on earnings from lower asset impairment charges, lower store occupancy costs and higher product margins, partially offset by the negative impact on earnings from negative comparable store sales.
Europe
Net revenue from our Europe segment decreased by $86.8 million, or 14.9%, to $497.5 million for the nine months ended October 31, 2015, from $584.3 million in the same prior-year period. In constant currency, net revenue increased by 3.0%, driven primarily by the favorable impact on revenue from productivity improvements in our directly operated retail stores versus the same prior-year period, partially offset by lower shipments in our European wholesale business. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $104.3 million.
Operating margin decreased 20 basis points to 4.2% for the nine months ended October 31, 2015, from 4.4% in the same prior-year period, due to lower gross margins, partially offset by a lower SG&A rate. The lower gross margins were driven primarily by the unfavorable impact from currency exchange rate fluctuations on product costs, partially offset by higher initial mark-ups. The lower SG&A rate was due primarily to the favorable impact on the fixed cost structure resulting from positive comparable store sales and lower asset impairment charges, partially offset by the unfavorable impact from lower wholesale shipments.
Earnings from operations from our Europe segment decreased by $4.9 million, or 19.1%, to $20.7 million for the nine months ended October 31, 2015, from $25.5 million in the same prior-year period. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $4.2 million.
Asia
Net revenue from our Asia segment decreased by $25.8 million, or 12.5%, to $179.9 million for the nine months ended October 31, 2015, from $205.7 million in the same prior-year period. In constant currency, net revenue decreased by 7.2%, driven primarily by negative comparable store sales in South Korea versus the same prior-year period and lower revenue as we phase out of our G by GUESS concept in the region. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $11.0 million.
Operating margin increased 80 basis points to 4.6% for the nine months ended October 31, 2015, compared to 3.8% in the same prior-year period. The increase was driven primarily by a lower SG&A rate due primarily to overall leveraging of expenses as we phase out of our G by GUESS concept in South Korea.
Earnings from operations from our Asia segment increased by $0.6 million, or 7.1%, to $8.3 million for the nine months ended October 31, 2015, compared to $7.7 million in the same prior-year period. The increase was driven by lower store occupancy costs and lower SG&A expenses as we phase out of our G by GUESS concept in South Korea.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $14.6 million, or 11.1%, to $116.5 million for the nine months ended October 31, 2015, from $131.1 million in the same prior-year period. In constant currency, net revenue decreased by 3.6% compared to the same prior-year period, driven primarily by lower shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $9.9 million.
Operating margin decreased 230 basis points to 18.2% for the nine months ended October 31, 2015, from 20.5% for the same prior-year period, driven by lower gross margins due primarily to lower initial mark-ups.
Earnings from operations from our Americas Wholesale segment decreased by $5.7 million, or 21.1%, to $21.2 million for the nine months ended October 31, 2015, from $26.9 million in the same prior-year period. The decrease was driven by the negative impact on earnings from lower gross margins. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted earnings from operations by $2.1 million.

Licensing
Net royalty revenue from our Licensing segment decreased by $5.4 million, or 6.4%, to $78.9 million for the nine months ended October 31, 2015, from $84.4 million in the same prior-year period. The decrease was driven primarily by lower sales in our watch category.
Earnings from operations from our Licensing segment decreased by $5.5 million, or 7.3%, to $70.3 million for the nine months ended October 31, 2015, from $75.8 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead increased by $5.4 million to $65.0 million for the nine months ended October 31, 2015, from $59.6 million in the same prior-year period. The increase was driven primarily by charges related to legal matters of $7.0 million during the nine months ended October 31, 2015.
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
Foreign currency exchange rate fluctuations affect the amount reported from translating the Company’s foreign revenue, expenses and balance sheet amounts into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results under GAAP. The Company provides constant currency information to enhance the visibility of underlying business trends, excluding the effects of changes in foreign currency translation rates. To calculate net revenue, comparable store sales and earnings (loss) from operations on a constant currency basis, operating results for the current-year period are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year. To calculate balance sheet amounts on a constant currency basis, the current period balance sheet amount is translated into U.S. dollars at the exchange rate in effect at the comparable prior-year period end. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different to the functional currency of that entity when exchange rates fluctuate. The constant currency information presented may not be comparable to similarly titled measures reported by other companies.
Liquidity and Capital Resources
We need liquidity primarily to fund our working capital, the remodeling and expansion of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the nine months ended October 31, 2015, the Company relied primarily on trade credit, available cash, real estate and other operating leases, short-term lines of credit and internally generated funds to finance our operations, dividends, share repurchases and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and any dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, as necessary, under our existing Credit Facility and bank facilities in Europe, as described below under “—Credit Facilities.”
As of October 31, 2015, the Company had cash and cash equivalents of $402.4 million. Approximately 78% of the Company’s cash and cash equivalents were held outside of the U.S. As of October 31, 2015, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income taxes, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. operations. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.
Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts and a diversified money market fund. The money market fund is AAA rated by national credit rating agencies and is generally comprised of high-quality, liquid investments. Please see “—Important Factors Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2015 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
The Company has presented below the cash flow performance comparison of the nine months ended October 31, 2015, versus the nine months ended November 1, 2014.
Operating Activities
Net cash provided by operating activities was $64.7 million for the nine months ended October 31, 2015, compared to net cash used in operating activities of $4.9 million for the nine months ended November 1, 2014, or an increase of $69.6 million. The increase was driven primarily by the favorable impact of changes in working capital, partially offset by lower non-cash adjustments for the nine months ended October 31, 2015 versus the same prior-year period. The change in working capital was driven primarily by the favorable impact from timing of payments during the nine months ended October 31, 2015 compared to the same prior-year period.
Investing Activities
Net cash used in investing activities was $30.5 million for the nine months ended October 31, 2015, compared to $48.1 million for the nine months ended November 1, 2014. Cash used in investing activities related primarily to capital expenditures incurred on existing store remodeling programs and new store openings. In addition, the cost of any business acquisitions, the settlement of forward currency contracts and proceeds from the maturity and sale of investments are also included in cash flows used in investing activities.
The decrease in cash used in investing activities was driven primarily by lower level of spending on existing store remodeling programs and higher cash receipts from the settlement of forward currency contracts during the nine months ended October 31, 2015 compared to the same prior-year period. During the nine months ended October 31, 2015, the Company opened 31 directly operated stores compared to 34 directly operated stores that were opened in the comparable prior-year period. During the nine months ended October 31, 2015, the Company also acquired eight stores from certain of its European licensees compared to five stores from certain of its European licensees in the comparable prior-year period.
Financing Activities
Net cash used in financing activities was $108.0 million for the nine months ended October 31, 2015, compared to $59.5 million for the nine months ended November 1, 2014. Cash used in financing activities related primarily to the payment of dividends and repurchases of shares of the Company’s common stock during the nine months ended October 31, 2015. In addition, capital distributions to noncontrolling interests, payments related to capital lease obligations and other borrowings, debt issuance costs, issuance of common stock under our equity plans, and proceeds from borrowings and excess tax benefits from share-based compensation are also included in cash flows used in financing activities.
The increase in cash used in financing activities was driven primarily by the repurchase of two million shares of the Company’s common stock at an aggregate cost of $44.0 million during the nine months ended October 31, 2015.

Effect of Exchange Rates on Cash and Cash Equivalents
During the nine months ended October 31, 2015, changes in foreign currency translation rates decreased our reported cash and cash equivalents balance by $7.3 million. This compares to a decrease of $15.6 million in cash and cash equivalents driven by changes in foreign currency translation rates during the nine months ended November 1, 2014.
Working Capital
As of October 31, 2015, the Company had net working capital (including cash and cash equivalents) of $723.1 million compared to $809.4 million at January 31, 2015 and $821.8 million at November 1, 2014. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable decreased by $40.2 million, or 17.0%, to $195.8 million as of October 31, 2015, compared to $236.1 million at November 1, 2014. The accounts receivable balance relates primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in the Americas and Asia and its international licensing business. On a constant currency basis, accounts receivable decreased by $19.3 million, or 8.2%, when compared to November 1, 2014. The decrease was driven primarily by lower European wholesale shipments during the nine months ended October 31, 2015 compared to the same prior-year period. As of October 31, 2015, approximately 49% of our total net trade receivables and 64% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory decreased by $39.5 million, or 9.6%, to $373.1 million as of October 31, 2015, compared to $412.6 million at November 1, 2014. On a constant currency basis, inventory decreased by $8.0 million, or 1.9%, when compared to November 1, 2014.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.225 per common share.
On November 24, 2015, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on December 24, 2015 to shareholders of record as of the close of business on December 9, 2015.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity.
Capital Expenditures
Gross capital expenditures totaled $40.3 million, before deducting lease incentives of $5.7 million, for the nine months ended October 31, 2015. This compares to gross capital expenditures of $53.2 million, before deducting lease incentives of $5.3 million, for the nine months ended November 1, 2014. The Company’s investments in capital for the full fiscal year 2016 are planned between $55 million and $65 million (after deducting estimated lease incentives of approximately $6 million). The planned investments in capital are primarily for store remodeling programs, targeted new store openings and investments in maintaining and improving our infrastructure (primarily information and operating systems). In addition, subsequent to the quarter ended October 31, 2015, the Company entered into an agreement to purchase, for approximately $29 million, the facility that the Company currently leases to house its U.S. distribution center. The purchase is expected to be completed during the fourth quarter of fiscal 2016. The Company is evaluating whether it will finance this purchase with cash, borrowings (through current credit facilities or new arrangements) or a combination thereof.
We will periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Credit Facilities and Capital Lease Obligations
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash balances as of October 31, 2015, the Company could have borrowed up to $150 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes. The Credit Facility replaced the Company’s previous $300 million credit facility, which was scheduled to mature in July 2016. No principal or interest was outstanding or accrued and unpaid under the prior credit facility on its termination date.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of October 31, 2015, the Company had $1.7 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of October 31, 2015, the Company could have borrowed up to $68.0 million under these agreements. As of October 31, 2015, the Company had no outstanding borrowings and $1.9 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.9% to 6.7%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $38.5 million that has a minimum net equity requirement, there are no other financial ratio covenants.
The Company leases a building in Florence, Italy under a capital lease which provides for minimum lease payments through May 1, 2016. As of October 31, 2015, the capital lease obligation was $4.5 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures on February 1, 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability as of October 31, 2015 was approximately $0.1 million.
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. During the three and nine months ended October 31, 2015, the Company repurchased 2,000,000 shares under the program at an aggregate cost of $44.0 million. There were no share repurchases during the three and nine months ended November 1, 2014. As of October 31, 2015, the Company had remaining authority under the program to purchase $451.8 million of its common stock.
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
In July 2015, the SERP was amended in connection with Paul Marciano’s planned transition from Chief Executive Officer to Executive Chairman of the Board and Chief Creative Officer. The amendment effectively eliminated any future salary progression by finalizing compensation levels for future benefits. Mr. Marciano will continue to be eligible to receive SERP benefits in the future in accordance with the amended terms of the SERP. Subsequent to the amendment, there are no employees considered actively participating under the terms of the SERP.
As a result, the Company included an actuarial gain of $11.4 million before taxes in accumulated other comprehensive income (loss) during the nine months ended October 31, 2015. In addition, the Company also recognized a curtailment gain of $1.7 million before taxes related to the accelerated amortization of the remaining prior service credit during the nine months ended October 31, 2015. The actuarial and curtailment gains were recorded during the three months ended August 1, 2015.
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $55.1 million and $53.6 million as of October 31, 2015 and January 31, 2015, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(0.8) million and $0.8 million in other income and expense during the three and nine months ended October 31, 2015, respectively, and unrealized gains of $0.8 million and $3.0 million in other income during the three and nine months ended November 1, 2014, respectively. During the nine months ended October 31, 2015, the Company also recorded realized gains of $0.7 million in other income resulting from payout on the insurance policies. The realized gains were recorded during the three months ended May 2, 2015. The projected benefit obligation was $50.7 million and $61.9 million as of

October 31, 2015 and January 31, 2015, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended October 31, 2015, respectively. SERP benefit payments of $0.6 million and $0.8 million were made during the three and nine months ended November 1, 2014.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of November 30, 2015, consisting primarily of orders for fashion apparel, was $45.3 million in constant currency, compared to $53.5 million at December 1, 2014, a decrease of 15.4%.
Europe Backlog. As of November 29, 2015, the European wholesale backlog was €205.0 million, compared to €224.1 million at November 30, 2014, a decrease of 8.6%. The backlog as of November 29, 2015 is comprised of sales orders for the Fall/Winter 2015, Spring/Summer 2016 and Fall/Winter 2016 seasons.
Application of Critical Accounting Policies
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 31, 2015 filed with the SEC on March 27, 2015. There have been no significant changes to our critical accounting policies during the nine months ended October 31, 2015.
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
In April 2015, the FASB issued authoritative guidance which provides clarification on accounting for cloud computing arrangements which include a software license. This guidance is effective for fiscal years beginning after December 15, 2015, which will be the Company’s first quarter of fiscal 2017, and allows for either prospective or retrospective adoption, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
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
In September 2015, the FASB issued authoritative guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. This guidance is effective for fiscal years beginning after December 15, 2015, which will be the Company’s first quarter of fiscal 2017, and requires prospective adoption, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
In November 2015, the FASB issued authoritative guidance to simplify the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as long-term on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, and allows for either prospective or retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements, including the choice of application method upon adoption.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the nine months ended October 31, 2015 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
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
Derivatives Designated as Hedging Instruments
Cash Flow Hedges
During the nine months ended October 31, 2015, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$110.6 million and US$70.6 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of October 31, 2015, the Company had forward contracts outstanding for its European and Canadian operations of US$107.4 million and US$55.6 million, respectively, which are expected to mature over the next 18 months. The Company’s derivative financial instruments are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of October 31, 2015, accumulated other comprehensive income (loss) included a net unrealized gain of approximately $4.0 million, net of tax, of which $3.2 million will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of October 31, 2015, the net unrealized gain of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $4.3 million.
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
Derivatives Not Designated as Hedging Instruments
The Company also has foreign currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign currency contracts not designated as hedging instruments are reported in net earnings as part of other income and expense. For the nine months ended October 31, 2015, the Company recorded a net gain of $2.4 million for its euro and Canadian dollar foreign currency contracts not designated as hedges, which has been included in other income. As of October 31, 2015, the Company had euro foreign currency contracts to purchase US$67.5 million expected to mature over the next 11 months and Canadian dollar foreign currency contracts to purchase US$19.9 million expected to mature over the next ten months. As of October 31, 2015, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.9 million.
At January 31, 2015, the Company had euro foreign currency contracts to purchase US$59.3 million and Canadian dollar foreign currency contracts to purchase US$19.9 million. At January 31, 2015, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $8.9 million.
Sensitivity Analysis
As of October 31, 2015, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$250.4 million, the fair value of the instruments would have decreased by $27.8 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $22.8 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
Interest Rate Risk
As of October 31, 2015, approximately 67% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures on February 1, 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expense. The change in the unrealized fair value of the interest swap increased other income, net by $0.1 million during the nine months ended October 31, 2015. The majority of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the nine months ended October 31, 2015.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of October 31, 2015 and January 31, 2015, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.
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
There was no change in our internal control over financial reporting during the third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Intermediate People’s Court of Nanjing, China and the Court of Paris, France. The three-week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. On September 15, 2014, the Court of Appeal of Milan affirmed the majority of the lower Court’s ruling in favor of the Company, but overturned the lower Court’s finding with respect to an unfair competition claim. That portion of the matter is now in a damages phase based on the ruling. On October 16, 2015, the plaintiff appealed the remainder of the Court of Appeal of Milan’s ruling in favor of the Company to the Italian Supreme Court of Cassation. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagrees with the Court’s decision and has appealed the ruling. The judgment in the China matter is stayed pending the appeal, which was heard in May 2014. On January 30, 2015, the Court of Paris ruled in favor of the Company, rejecting all of the plaintiff’s claims and partially canceling two of the plaintiff’s community trademark registrations and one of the plaintiff’s international trademark registrations. On February 17, 2015, the plaintiff appealed the Court of Paris’ ruling.
On August 25, 2006, Franchez Isaguirre, a former employee of the Company, filed a complaint in the Superior Court of California, County of Los Angeles alleging violations by the Company of California wage and hour laws. The complaint was subsequently amended, adding a second former employee as an additional named party. The plaintiffs purport to represent a class of similarly situated employees in California who allegedly had been injured by not being provided adequate meal and rest breaks. The complaint seeks unspecified compensatory damages, statutory penalties, attorney’s fees and injunctive and declaratory relief. On June 9, 2009, the Court certified the class but immediately stayed the case pending the resolution of a separate California Supreme Court case on the standards of class treatment for meal and rest break claims. Following the Supreme Court ruling, the Superior Court denied the Company’s motions to decertify the class and to narrow the class in January 2013 and June 2013, respectively. The Company subsequently petitioned to have the Court’s decision not to narrow the class definition reviewed. That petition was ultimately denied by the California Supreme Court in April 2014. In July 2015, the parties entered into a Memorandum of Understanding to settle the matter for $5.25 million, subject to certain limited offsets. The settlement was preliminarily approved by the Court in October 2015, but still remains subject to further review and final approval of the Court.
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.8 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). On May 5, 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.8 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal the MFDTC judgment. While the initial judgment was favorable to the Company, there can be no assurances that the Company’s remaining appeals for October 2010 through December 2012 will be successful or that the Italian Customs Agency will not be successful in its appeal of the MFDTC judgment. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 2, 2015 to August 29, 2015
Repurchase program(1)	—	—	—	$495,786,484
Employee transactions(2)	3,614	$20.92	—
August 30, 2015 to October 3, 2015
Repurchase program(1)	2,000,000	$22.00	2,000,000	$451,783,109
Employee transactions(2)	—	—	—
October 4, 2015 to October 31, 2015
Repurchase program(1)	—	—	—	$451,783,109
Employee transactions(2)	—	—	—
Total
Repurchase program(1)	2,000,000	$22.00	2,000,000
Employee transactions(2)	3,614	$20.92	—

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

3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed July 30, 1996).
†10.1.	Third Amendment to Lease Agreement dated as of August 2, 2015 between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

†	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	December 2, 2015	By:	/s/ VICTOR HERRERO
Victor Herrero
Chief Executive Officer

Date:	December 2, 2015	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)