Form 10-K
period 2016-01-30
GUESS INC
filed 2016-03-25
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of the close of business on August 1, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $1,359,595,058 based upon the closing price of $21.89 on the New York Stock Exchange composite tape on such date. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.
As of the close of business on March 21, 2016, the registrant had 84,012,293 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III herein.

i

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K, including documents incorporated by reference herein, we make “forward-looking” statements, which are not historical facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be in our other reports filed under the Securities Exchange Act of 1934, as amended, in our press releases and in other documents. In addition, from time-to-time, we, through our management, may make oral forward-looking statements. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects, global cost reduction efforts, capital allocation plans and proposed new products, services, developments or business strategies and initiatives (including those identified by the Company’s Chief Executive Officer, Victor Herrero). These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “outlook,” “pending,” “plan,” “predict,” “project,” “strategy,” “will,” “would,” and other similar terms and phrases, including references to assumptions.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, restructuring charges, estimated charges, plans regarding store openings, closings and remodels, plans regarding business growth, international expansion and capital allocation, plans regarding supply chain efficiencies and global planning and allocation, e-commerce and omni-channel initiatives, business seasonality, results and risks of current and future litigation, industry trends, consumer demands and preferences, competition, currency fluctuations and related impacts, estimated tax rates, results of tax audits and other regulatory proceedings, raw material and other inflationary cost pressures, consumer confidence and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained herein.

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
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2016,” “fiscal 2015” and “fiscal 2014” represent the results of the 52-week fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively. References to “fiscal 2017” represent the 52-week fiscal year ending January 28, 2017.
Business Strengths
We believe we have several business strengths that set us apart from our competition, including:
Brand Equity.    The GUESS? brand is an integral part of our business, a significant strategic asset and a primary source of sustainable competitive advantage. The GUESS? brand communicates a distinctive image that is fun, fashionable and sexy. We have developed and maintained this image worldwide through our consistent emphasis on innovative and distinctive product designs and through our award-winning advertising, under the creative leadership and vision of Paul Marciano, our Executive Chairman of the Board and Chief Creative Officer. Brand loyalty, name awareness, perceived quality, strong brand images, public relations, publicity, promotional events and trademarks all contribute to the reputation and integrity of the GUESS? brand.
Global Diversification.    The global success of the GUESS? brand has reduced our reliance on any particular geographic region. This geographic diversification provides broad opportunities for growth, even during regional economic slowdowns. The percentage of our revenue generated from outside of the U.S. has grown from approximately 32% of our total revenues for the year ended December 31, 2005 to approximately 59% of our total revenues for the year ended January 30, 2016. As of January 30, 2016, the Company directly operated 835 retail stores in the Americas, Europe and Asia. The Company’s licensees and distributors operated 804 additional retail stores worldwide. As of January 30, 2016, the Company and its licensees and distributors operated in 97 countries worldwide. We continue to evaluate the different businesses in our global portfolio, directing capital investments to those with more profit potential. For instance, we plan to allocate sufficient resources to fuel future growth in Asia, particularly in mainland China, where we see significant opportunities. In addition, we plan to resume expansion of our G by GUESS concept in the Americas and will target overall growth in other markets such as Russia and Turkey where we believe the GUESS? brand is underpenetrated.
Multiple Store Concepts.    We and our network of licensee partners sell our products around the world primarily through six different store concepts, namely our GUESS? full-price retail stores, our GUESS? factory outlet stores, our GUESS? Accessories stores, our G by GUESS stores, our MARCIANO stores and our GUESS? Kids stores. We also have a small number of underwear, Gc watch and footwear concept stores. This allows us to target the various demographics in each region through dedicated store concepts that market each brand or concept specifically to the desired customer population. Having multiple store concepts also allows us to target our newer brands and concepts in different markets than our flagship GUESS? store concept. For instance, we have mall locations for G by GUESS stores where we would not ordinarily operate any of our full-price GUESS? stores.
Multiple Distribution Channels.    We use direct-to-consumer, wholesale and licensing distribution channels to sell our products. This allows us to maintain a critical balance as our operating results do not depend solely on the performance of any single channel. The use of multiple channels also allows us to adapt quickly to changes in the distribution environment in any particular region.
Direct-to-Consumer.    Our direct-to-consumer network is omni-channel, made up of both directly operated brick-and-mortar retail stores as well as integrated e-commerce sites that create a seamless shopping experience for our customers with shared product inventories.
Directly operated retail stores and concessions.    As of January 30, 2016, we directly operated a total of 455 stores in the U.S. and Canada and 380 stores outside of the U.S. and Canada, plus an additional 195 smaller-sized concessions in Asia and Europe. Distribution through our directly operated retail stores and concessions allows us to influence the merchandising and presentation of our products, enhance our brand image, build brand equity and test new product design concepts. As part of our omni-channel initiative, U.S. and Canadian retail store sales may be fulfilled from one of our numerous retail store locations or from our distribution centers.
e-Commerce.    As of January 30, 2016, we operated retail websites in the U.S., Canada, Mexico, Europe, South Korea and China. Our websites act as virtual storefronts that both sell our products and promote our brands. Designed as customer shopping centers, these sites showcase our products in an easy-to-navigate format, allowing customers to see and purchase our collections of apparel and accessories. These virtual stores have not only expanded our direct-to-consumer distribution channel, but they have also improved customer relations and are fun and entertaining alternative-shopping environments. Our U.S. and Canadian online sites contain “find the right fit” product recommendations and integration with our customer relationship management (“CRM”) system and loyalty programs. Omni-channel initiatives that we have already deployed in the U.S. and Canada include “reserve online, pick-up in stores” and “order from store” as well as mobile optimized commerce sites and smartphone applications. In the U.S. and Canada, e-commerce orders may be fulfilled from our distribution centers, or from our retail stores, or both. We have begun to deploy similar omni-channel strategies in certain international markets, leveraging our existing technology and experience. We have e-commerce available to 52 countries and in seven languages around the world.
Wholesale Distribution.   We sell through both domestic and international wholesale distribution channels as well as licensee operated retail stores and concessions.
Wholesale. In North America, our wholesale customers consist primarily of better department stores, including Macy’s, Bloomingdales, Liverpool and The Bay, and select specialty retailers and upscale boutiques, which have the image and merchandising expertise that we require for the effective presentation of our products. In Europe, our products are sold in stores ranging from large, well known department stores like El Corte Inglès, Galeries Lafayette and Printemps to small upscale multi-brand boutiques. Because our European wholesale business is more fragmented, we generally rely on a large number of smaller regional distributors and agents to distribute our products. Through our foreign subsidiaries and our network of international distributors, our products are also available in major cities throughout Africa, Asia, Australia, the Middle East and Central and South America.
Licensee stores and concessions.    As of January 30, 2016, our licensees and distributors operated 804 stores worldwide, plus 247 smaller-sized licensee operated concessions located in Asia. This licensed retail store and concession approach allows us to expand our international operations with a lower level of capital investment while still closely monitoring store designs and merchandise programs in order to protect the reputation of the GUESS? brand.

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
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Europe, Asia, Americas Wholesale and Licensing. In fiscal 2016, the Company changed the names of its “North American Retail” and “North American Wholesale” segments to “Americas Retail” and “Americas Wholesale” to better reflect that these segments are inclusive of its operations in North America as well as Central and South America. There have been no changes to the underlying reporting in either segment. The Company’s operating segments are the same as its reportable segments. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and its retail operations in South America. The Europe segment includes the Company’s wholesale, retail and e-commerce operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal.

The following table presents our net revenue and earnings (loss) from operations by segment for the last three fiscal years (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	Jan 30, 2016		Jan 31, 2015		Feb 1, 2014
Net revenue:
Americas Retail (1)	$981,942	44.5%	$1,032,601	42.7%	$1,075,475	41.9%
Europe	727,144	33.0	825,136	34.1	903,791	35.1
Asia	241,571	11.0	281,090	11.6	292,714	11.4
Americas Wholesale (1)	149,797	6.8	167,707	7.0	179,600	7.0
Net revenue from product sales	2,100,454	95.3	2,306,534	95.4	2,451,580	95.4
Licensing	103,857	4.7	111,139	4.6	118,206	4.6
Total net revenue	$2,204,311	100.0%	$2,417,673	100.0%	$2,569,786	100.0%
Earnings (loss) from operations:
Americas Retail (1)	$16,222	13.3%	$(13,734)	(10.9%)	$39,540	17.8%
Europe	55,438	45.7	66,231	52.6	97,231	43.7
Asia	10,448	8.6	8,013	6.4	25,592	11.5
Americas Wholesale (1)	27,525	22.7	34,173	27.1	38,771	17.4
Licensing	92,172	76.0	101,288	80.4	107,805	48.4
Corporate Overhead	(80,455)	(66.3)	(70,059)	(55.6)	(73,910)	(33.2)
Restructuring Charges	—	—	—	—	(12,442)	(5.6)
Total earnings from operations	$121,350	100.0%	$125,912	100.0%	$222,587	100.0%
_______________________________________________________________________

(1)
In fiscal 2016, the Company changed the names of its “North American Retail” and “North American Wholesale” segments to “Americas Retail” and “Americas Wholesale” to better reflect that these segments are inclusive of its operations in North America as well as Central and South America. There have been no changes to the underlying reporting in either segment.

Additional segment information, together with certain geographical information, is included in Note 17 to the Consolidated Financial Statements contained herein.
Americas Retail Segment
In our Americas Retail segment, we sell our products through a network of directly operated retail and factory outlet stores in the Americas and through our online stores. In fiscal 2016, our Americas Retail segment accounted for approximately 44.5% of our revenue and 13.3% of our earnings from operations. Our Americas Retail stores build brand awareness and contribute to market penetration and the growth of our brand, which also drives e-commerce and licensee sales. This segment benefits from the strength of our brand, the quality of our product assortment, the development of a motivated team of sales professionals to service our customers and provide a favorable shopping experience, quality real estate in high-traffic shopping centers and a diversified mix of store concepts.

Below is a summary of store statistics for directly operated retail stores in the U.S. and Canada, followed by details regarding each of our store concepts.

	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
GUESS? Retail Stores:
U.S.	101	116	121
Canada	54	56	55
	155	172	176
GUESS? Retail Accessories Stores:
U.S.	5	6	8
Canada	10	12	14
	15	18	22
GUESS? Factory Outlet Stores:
U.S.	126	118	113
Canada	26	25	21
	152	143	134
GUESS? Factory Accessories Stores:
U.S.	23	26	26
Canada	5	4	4
	28	30	30
G by GUESS Stores:
U.S.	64	72	82
	64	72	82
MARCIANO Stores:
U.S.	23	26	29
Canada	18	20	21
	41	46	50

Total U.S.	342	364	379
Total Canada	113	117	115
Total	455	481	494
Square footage at fiscal year end	2,211,000	2,301,000	2,329,000
GUESS? Retail Stores.     Our full-price U.S. and Canada GUESS? retail stores carry a full assortment of men’s and women’s GUESS? merchandise (and women’s MARCIANO merchandise in select locations), including most of our licensed product categories. As of January 30, 2016, these stores occupied approximately 785,000 square feet and ranged in size from approximately 1,500 to 13,500 square feet, with most stores between 4,000 and 5,500 square feet. In fiscal 2016, we opened one new retail store and we closed 18 stores.
GUESS? Retail Accessories Stores.     Our U.S. and Canada GUESS? retail accessories stores sell GUESS? and MARCIANO labeled accessory products. This concept enables us to utilize a smaller store floor space, dedicated to our full range of accessory products, that can co-exist in the same malls as our other concepts. As of January 30, 2016, these stores occupied approximately 29,000 square feet and ranged in size from approximately 1,500 to 2,500 square feet, with most stores at 2,000 square feet. In fiscal 2016, we closed three GUESS? retail accessories stores.
GUESS? Factory Outlet Stores.     Our U.S. and Canada GUESS? factory outlet stores are located primarily in outlet malls generally operating outside the shopping radius of our wholesale customers and our full-price retail stores. These stores sell selected styles of men’s and women’s GUESS? apparel and accessories at lower price points in addition to certain G by GUESS merchandise in select locations. As of January 30, 2016, these stores occupied approximately 902,000 square feet and ranged in size from approximately 2,000 to 11,000 square feet, with most stores between 4,500 and 7,000 square feet. In fiscal 2016, we opened ten new factory stores and we closed one store.

GUESS? Factory Accessories Stores. Our U.S. and Canada GUESS? factory accessories stores sell GUESS? and MARCIANO labeled accessory products and are located primarily in outlet malls. As of January 30, 2016, these stores occupied approximately 59,000 square feet and ranged in size from approximately 1,000 to 4,000 square feet, with most stores between 2,000 and 2,500 square feet. In fiscal 2016, we opened one new GUESS? factory accessories store and we closed three stores.
G by GUESS Stores.     Our G by GUESS store concept targets a market demographic that shops price points below our GUESS? retail stores and carries apparel for both men and women and a full line of accessories and footwear. G by GUESS stores have a fresh feel, directed toward a full customer experience, with fashion-forward merchandise. As of January 30, 2016, these stores occupied approximately 317,000 square feet and ranged in size from approximately 4,000 to 7,000 square feet, with most stores between 4,500 and 5,000 square feet. In fiscal 2016, we closed eight G by GUESS stores.
MARCIANO Stores.     Our MARCIANO stores in the U.S. and Canada offer a fashion-forward women’s collection designed for the stylish, trend-setting woman. These stores have higher price points than our traditional GUESS? stores and appeal to a slightly older, more sophisticated customer. As of January 30, 2016, these stores occupied approximately 119,000 square feet and ranged in size from approximately 2,000 to 6,500 square feet, with most stores between 2,500 and 3,000 square feet. In fiscal 2016, we closed five MARCIANO stores.
In addition to the stores described above, as of January 30, 2016, we also directly operated 38 stores in Mexico and eight stores in Brazil through our majority-owned joint ventures, comprised of 31 full-priced GUESS? retail stores, 11 GUESS? factory outlet stores and four GUESS? retail accessories stores.
e-Commerce.     Our Americas Retail segment also includes our retail websites in the U.S., Canada and Mexico, including www.guess.com, www.gbyguess.com, www.guessbymarciano.com, www.marciano.com, www.guessfactory.com, www.guesskids.com, www.guess.ca, www.gbyguess.ca, www.guessbymarciano.ca, www.guessfactory.ca and www.guess.mx. These websites operate as virtual storefronts that, combined with our retail stores, provide a seamless shopping experience to the consumer to sell our products and promote our brands. They also provide fashion information and a mechanism for customer feedback while promoting customer loyalty and enhancing our brand identity through interactive content online and through smartphone applications. In the U.S. and Canada, our websites and mobile sites are integrated with our CRM system and loyalty programs. In the U.S. and Canada, e-commerce orders may be fulfilled from our distribution centers, or from our retail stores, or both.
Europe Segment
In our Europe segment, we sell our products through wholesale, retail and e-commerce channels, primarily throughout Europe and the Middle East. In fiscal 2016, our Europe segment accounted for approximately 33.0% of our revenues and 45.7% of our earnings from operations.
European Wholesale Distribution.     Our European wholesale business generally relies on a large number of smaller regional distributors and agents to distribute our products primarily to smaller independent multi-brand boutiques. Our products are also sold directly to large, well known department stores like El Corte Inglès, Galeries Lafayette and Printemps. Overall, we have thousands of customers with no single customer representing more than 1% of our consolidated net revenue. The type of customer varies from region to region depending on both the prominence of the GUESS? brand in each region and the dominance of a particular type of retail channel in each region. In countries where the brand is well known, we operate through showrooms where agents and distributors can view our line and place orders. We currently have showrooms in key cities such as Barcelona, Dusseldorf, Florence, Lugano, Munich and Paris. In countries where the brand is less prominent, we may use one large distributor for the entire region. Revenues from sales to our licensee operated stores (see European Retail Network below) are recognized as wholesale sales within our European wholesale operations. We sell both our apparel and certain accessories products under our GUESS? and MARCIANO brand concepts through our wholesale channel, operating primarily through two seasons, Spring/Summer and Fall/Winter. Generally our Spring/Summer sales campaign is from April to September with the related shipments occurring primarily from November to April. The Fall/Winter sales campaign is from November to April with the related shipments occurring primarily from May to October. The Company’s goal is to take advantage of early-season demand and potential reorders by offering a pre-collection assortment which ships at the beginning of each season. Customers retain the ability to request early shipment of backlog orders or delay shipment of orders depending on their needs.
European Retail Network.     Our European retail network is comprised of a mix of directly operated and licensee operated GUESS? and MARCIANO retail and outlet stores, GUESS? Accessories retail and outlet stores, GUESS? Footwear stores, GUESS? Kids stores and Gc stores. For the year ended January 30, 2016, we and our partners opened 49 new stores and closed 51 stores in Europe and the Middle East, ending the year with 594 stores, 280 of which we operated directly and 314 of which were operated by licensees. This store count does not include 26 smaller-sized concessions in Europe. During fiscal 2016, we also acquired eight stores from certain of our European licensees. Our store locations vary country by country depending on the type of locations available. Our typical full-price GUESS? stores generally average 2,100 square feet, MARCIANO stores average approximately 1,400 square feet and GUESS? Accessories stores average approximately 850 square feet. Certain of our European stores require initial investments in the form of key money to secure prime store locations. These amounts are paid to landlords or existing lessees in certain circumstances.
Asia Segment
In our Asia segment, we sell our products through retail, e-commerce and wholesale channels throughout Asia. In fiscal 2016, our Asia segment accounted for approximately 11.0% of our revenue and 8.6% of our earnings from operations. Our growth in Asia has been fueled by our businesses in South Korea, where we began operating directly in 2007. We believe there continues to be significant potential in Asia, particularly in mainland China, and plan to allocate sufficient resources to fuel future growth. Our Asia retail business includes both licensee and directly operated stores, including GUESS?, GUESS? Kids, GUESS? Accessories, GUESS? Underwear, G by GUESS, Gc and GUESS? Footwear stores. For the year ended January 30, 2016, we and our partners opened 49 new stores and closed 55 stores in Asia, ending the year with 490 stores, 54 of which we operated directly and 436 of which were operated by licensees or distributors. This store count does not include 416 smaller-sized apparel and accessory concessions. Concessions are widely used in Asia and generally represent directly managed areas within a department store setting. Our Asia wholesale customer base is comprised primarily of a small number of selected distributors with which we have contractual distribution arrangements. We and our partners have flagship stores in key cities such as Beijing, Seoul and Shanghai, and we have partnered with licensees to develop our business in the second-tier and third-tier cities in this region.
Americas Wholesale Segment
In our Americas Wholesale segment, we sell our products through wholesale channels throughout the Americas and to third party distributors based in Central and South America. Our Americas Wholesale business generally experiences stronger performance from July through November. In fiscal 2016, our Americas Wholesale segment accounted for approximately 6.8% of our revenue and 22.7% of our earnings from operations. Our Americas Wholesale customers consist primarily of better department stores, select specialty retailers and upscale boutiques. As of January 30, 2016, our products were sold to consumers through 810 major doors in the U.S. and Canada as well as through our customer’s e-commerce sites. This compares to 926 major doors at January 31, 2015. These locations include 549 shop-in-shops, an exclusive selling area within a department store that offers a wide array of our products and incorporates GUESS? signage and fixture designs. These shop-in-shops, managed by the department stores, allow us to reinforce the GUESS? brand image with our customers. Many department stores have more than one shop-in-shop, with each one featuring women’s or men’s apparel.
Our Americas Wholesale merchandising strategy is to focus on trend-right products supported by key fashion basics. We have sales representatives in New York, Los Angeles, Toronto, Montreal, Mexico City and Vancouver who coordinate with customers to determine the inventory level and product mix that should be carried in each store. Additionally, we use merchandise coordinators who work with the stores to ensure that our products are displayed appropriately. During fiscal 2016, our two largest wholesale customers accounted for approximately 3.4% of our consolidated net revenue.

Licensing Segment
Our Licensing segment includes the worldwide licensing operations of the Company. In fiscal 2016, our licensing segment royalties accounted for approximately 4.7% of our revenue and 76.0% of our earnings from operations.
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
We strategically reposition our existing licensing portfolio by monitoring and evaluating the performance of our licensees worldwide. For instance, between 2005 and 2013, we acquired several of our European apparel licensees. As a result, we now directly manage our adult and children’s apparel businesses in Europe. From time-to-time, the Company has and may continue to acquire certain retail store locations and/or concessions from its licensees.
Other
We evaluate opportunities for strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall strategic initiatives and/or will take advantage of economies of scale. Similarly, when existing investments and alliances no longer align with strategic initiatives or as other circumstances warrant, we will evaluate various exit opportunities.
In December 2015, we entered into a new majority-owned joint venture in Russia to accelerate our expansion in this country. During fiscal 2014, we entered into a majority-owned joint venture which oversees the development of our retail and wholesale channels in Brazil. During fiscal 2013, we entered into a majority-owned joint venture in Portugal with a licensee partner to further expand in this region and acquired a minority equity interest in a privately-held retail and wholesale apparel company with operations in Europe and the U.S. In fiscal 2010, we entered into majority-owned joint ventures in France and the Canary Islands with licensee partners to open new free standing retail stores in these regions. In 2006, we entered into a majority-owned joint venture to oversee the revitalization and expansion of our retail and wholesale channels in Mexico.
Design
GUESS?, G by GUESS and MARCIANO apparel products are designed by their own separate in-house design teams located in the U.S., Italy and South Korea. The U.S. and Italy teams work closely to share ideas for products that can be sold throughout our global markets and are inspired by our GUESS? heritage. Our design teams seek to identify global fashion trends and interpret them for the style-conscious consumer while retaining the distinctive GUESS? image. They travel throughout the world in order to monitor fashion trends and discover new fabrics. These fabrics, together with the trends observed by our designers, serve as the primary source of inspiration for our lines and collections. We also maintain a fashion library consisting of vintage and contemporary garments as another source of creative concepts. In addition, our design teams work closely with members of our sales, merchandising and retail operations teams to further refine our products to meet the particular needs of our markets.

Advertising and Marketing
Our advertising, public relations and marketing strategy is designed to promote a consistent high impact image which endures regardless of changing consumer trends. While our advertising promotes products, the primary emphasis is on brand image.
Since our inception, Paul Marciano, our Executive Chairman of the Board and Chief Creative Officer, has had principal responsibility for the GUESS? brand image and creative vision. Under the direction of Mr. Marciano, our Los Angeles-based advertising department is responsible for overseeing all worldwide advertising. Throughout our history, we have maintained a high degree of consistency in our advertisements by using similar themes and images, including our signature black and white print advertisements and iconic logos.
We deploy a variety of media focused on national and international contemporary fashion/beauty, lifestyle and celebrity outlets. In recent years, we have also expanded our media efforts into digital advertising platforms including leading fashion and beauty websites, Facebook, Twitter and global search engines. Our smartphone application provides a unique mobile media experience by combining fashion, e-commerce, personalized product recommendations, targeted promotions and social loyalty rewards to drive mobile brand engagement.
We also require our licensees and distributors to invest a percentage of their net sales of licensed products and net purchases of GUESS? products in Company-approved advertising, promotion and marketing. By retaining control over our advertising programs, we are able to maintain the integrity of our brands while realizing substantial cost savings compared to outside agencies.
We will continue to regularly assess and implement marketing initiatives that we believe will build brand equity and grow our business by investing in marketing programs to build awareness and drive customer traffic to our stores, websites and smartphone application. We plan to further strengthen communications with customers through an emphasis on digital marketing, and through our websites, loyalty programs, direct catalog and marketing mailings. We also plan to strengthen communities on various social media platforms, which enable us to provide timely information in an entertaining fashion to consumers about our history, products, special events, promotions and store locations, and allow us to receive and respond directly to customer feedback.
As part of these initiatives, we currently have loyalty programs mainly in North America with over ten million members covering four of our brands. These programs reward our members who earn points for purchases that can be redeemed on future purchases. We also use these programs to promote new products to our customers which in turn increases traffic in the stores and online. We believe that the loyalty programs generate substantial repeat business that might otherwise go to competing brands. We continue to enhance our loyalty program offerings and strategically market to this large and growing customer base.
Global Sourcing and Supply Chain
We source products through numerous suppliers, many of whom have established long-term relationships with us. We seek to achieve efficient and timely delivery of our products, combining global and local sourcing. Almost all of our products are acquired as package purchases where we design and source product and the vendor delivers the finished product.
In fiscal 2016, we continued to execute our strategy of deploying a global sourcing and product development plan to support worldwide growth in our e-commerce, retail and wholesale channels. Key activities in global sourcing included our continued efforts to streamline our vendor base and optimize vendor proximity to our main markets. We believe that our balanced global supply chain, with deep vendor partnerships, provides us with a competitive advantage where we have the flexibility to respond to increased demand throughout the world. Our sourcing strategy provides us with the opportunity to leverage costs and improve speed-to-market.
As an ongoing strategic initiative, we leave a larger portion of our buys open prior to each season to improve the efficiency of our speed-to-market by allowing us to design and produce closer to market delivery. This allows us to better react to emerging fashion trends in the market. We also plan to shorten our lead times through partnering with our suppliers, exercising agility in the production process and continuously searching for new suppliers and sourcing opportunities in reaction to the latest trends. Additionally, offering an assortment of global core products continues to be an area of focus. As a global brand, we maintain skilled sourcing teams in North America, Europe and Asia.

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
Logistics
We utilize distribution centers at strategically located sites. The Company’s U.S. distribution center is based in Louisville, Kentucky. At this 506,000 square-foot facility, we use fully integrated and automated distribution systems. The bar code scanning of merchandise and distribution cartons, together with radio frequency communications, provide timely, controlled, accurate and instantaneous updates to the distribution information systems. Distribution of our products in Canada is handled primarily from a Company operated distribution center in Montreal, Quebec. Distribution of our products in Europe is handled primarily through a third party distribution center in Piacenza, Italy. Additionally, we utilize several third party operated distribution warehouses in Hong Kong, South Korea and China that service the Asia region.
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
Information Systems
We believe that high levels of automation and technology are essential to maintain our competitive position and support our strategic objectives and we continue to invest in and update computer hardware, system applications and networks. Our computer information systems consist of a full range of financial, distribution, merchandising, point-of-sales, customer relationship management, supply chain and other systems. During fiscal 2016, we continued to enhance our financial and operational systems globally to align with our global IT standards, accommodate future growth and provide operating efficiencies. Key initiatives included the further development of mobile-based initiatives to support both our wholesale and retail businesses, various multi-channel initiatives and continued enhancements of our product lifecycle management system to facilitate vendor collaboration and increase the efficiency of the supply chain.

Trademarks
We own numerous trademarks, including GUESS, GUESS?, GUESS U.S.A., GUESS Jeans, GUESS? and Triangle Design, MARCIANO, Question Mark and Triangle Design, a stylized G and a stylized M, GUESS Kids, Baby GUESS, YES, G by GUESS, GUESS by MARCIANO and Gc. As of January 30, 2016, we had approximately 4,600 U.S. and internationally registered trademarks or trademark applications pending with the trademark offices in approximately 184 countries around the world, including the U.S. From time-to-time, we adopt new trademarks in connection with the marketing of our product lines. We consider our trademarks to have significant value in the marketing of our products and act aggressively to register and protect our trademarks worldwide.
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
U.S. and Canada Backlog.    Our U.S. and Canadian wholesale backlog as of March 21, 2016, consisting primarily of orders for fashion apparel, was $51.4 million in constant currency, compared to $59.2 million at March 23, 2015, a decrease of 13.1%.
Europe Backlog.    As of March 20, 2016, the European wholesale backlog was €198.3 million, compared to €202.3 million at March 22, 2015, a decrease of 2.0%. The backlog as of March 20, 2016 is comprised of sales orders for the Spring/Summer 2016 and Fall/Winter 2016 seasons.
Employees
As of February 2016, we had approximately 13,500 associates, both full and part-time, consisting of approximately 7,600 in the U.S. and 5,900 in foreign countries. The number of our employees fluctuates during the year based on seasonal needs. In some international markets, local laws provide for employee representation by organizations similar to unions and some of our international employees are covered by trade-sponsored or governmental bargaining arrangements. We consider our relationship with our associates to be good.
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
During fiscal 2016, we also published our first corporate sustainability report to mark the formal start of our sustainability program. This report covers important issues such as labor and human rights, employee engagement, respect for the environment, energy use and greenhouse gas emissions. These issues have always been important to the Company and will be of increasing importance as we actively monitor, work to improve upon and publicly report on these areas.

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
We operate in a highly competitive and fragmented industry with low barriers to entry. We compete with many apparel manufacturers and distributors, both domestically and internationally, as well as many well-known designers. Our retail and factory outlet stores and our e-commerce sites compete with many other retailers (both brick and mortar and e-commerce sites), including department stores, some of whom are our major wholesale customers. Our licensed apparel and accessories compete with many well-known brands. Within each of our geographic markets, we also face significant competition from global and regional branded apparel companies, as well as retailers that market apparel under their own labels. These and other competitors pose significant challenges to our market share in our existing major domestic and foreign markets and to our ability to successfully develop new markets. Some of our competitors have competitive advantages over us, including greater financial and marketing resources, higher wage rates, lower prices, more desirable store locations, greater online and e-commerce presence and faster speed-to-market. In addition, our larger competitors may be better equipped than us to adapt to changing conditions that affect the competitive market and newer competitors may be viewed as more desirable by fashion conscious consumers. Also, in most countries, the industry’s low barriers to entry allow the introduction of new products or new competitors at a fast pace. In other countries, high import duties may favor locally produced products. Any of these competition-related factors could result in reductions in sales or prices of our products and could have a material adverse effect on our results of operations and financial condition.

Poor or uncertain economic conditions, and the resulting negative impact on consumer confidence and spending, have had and could in the future have an adverse effect on our business, prospects, operating results, financial condition and cash flows.
The apparel industry is cyclical in nature and is particularly affected by adverse trends in the general economy. Purchases of apparel and related merchandise are generally discretionary and therefore tend to decline during periods of economic uncertainty and recession, but may also decline at other times. Over the last several years, volatile economic conditions and uncertain market conditions in many markets around the world have resulted in cautious consumer spending. For example, a number of European countries experienced difficult economic conditions, including sovereign debt issues that negatively impacted the capital markets. These conditions resulted in reduced consumer confidence and spending in many countries in Europe, particularly Southern Europe. While these conditions have recently improved, if conditions in Europe, or other economic regions in which we do business, worsen or fail to further improve, there will likely be a negative impact on our business, prospects, operating results, financial condition and cash flows.
In addition to the factors contributing to the current economic environment, there are a number of other factors that could contribute to reduced levels of consumer spending, such as increases in interest rates, currency fluctuations, inflation, unemployment, consumer debt levels, inclement weather, taxation rates, net worth reductions based on market declines or uncertainty, energy prices and austerity measures. Similarly, natural disasters, labor unrest, actual or potential terrorist acts, geopolitical unrest and other conflicts can also create significant instability and uncertainty in the world, causing consumers to defer purchases and travel, or prevent our suppliers and service providers from providing required services or materials to us. These or other factors could materially and adversely affect our business, prospects, operating results, financial condition and cash flows.
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
Since the majority of our international operations are conducted in currencies other than the U.S. dollar (primarily the euro, Canadian dollar, Korean won and Mexican peso), currency fluctuations can have a significant impact on the translation of our international revenues and earnings into U.S. dollar amounts. These amounts could be materially affected by the strengthening of the U.S. dollar, negatively impacting our results of operations, earnings and our ability to generate revenue growth. Furthermore, our products are typically sourced in U.S. dollars. As a result, the cost of these products may be affected by changes in the value of the applicable local currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Our future financial results could be significantly affected by not only the value of the U.S. dollar in relation to the foreign currencies in which we conduct business, but also the speed at which these fluctuations occur. For instance, during fiscal 2016, the average U.S. dollar rate was stronger against the euro, the Canadian dollar, the Korean won and the Mexican peso compared to the average rate in fiscal 2015. As a result, our product margins in Europe and Canada were negatively impacted by exchange rate fluctuations during fiscal 2016 compared to the prior year. There was also an overall negative impact on the translation of our international revenues and earnings from operations during fiscal 2016 compared to the prior year. If the U.S. dollar remains strong relative to the respective fiscal 2016 foreign exchange rates, we expect that foreign exchange will continue to have a significant negative impact on our revenues and operating results as well as our international cash and other balance sheet items during fiscal 2017, particularly in Europe and Canada.
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
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We record tax expense based on our estimate of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of other factors, including: changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, the resolution of uncertain tax positions, changes in our operating structure, and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. We and our subsidiaries are engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe that these transactions reflect arm’s length terms and that the proper transfer pricing documentation is in place, these transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates. In addition, the relative level of earnings in the various taxing jurisdictions to which our earnings are subject can also create volatility in our effective income tax rate. Any one of these factors could adversely impact our income tax rate and our profitability and could create ongoing variability in our quarterly or annual tax rates.
Changes in subjective assumptions, estimates and judgments by management related to complex tax matters, including those resulting from regulatory reviews, could adversely affect our financial results.
We are subject to routine tax audits on various tax matters around the world in the ordinary course of business (including income tax, business tax, customs duties and Value Added Tax (“VAT”) matters). We regularly assess the adequacy of our uncertain tax positions and other reserves, which requires a significant amount of judgment. Although we accrue for uncertain tax positions and other reserves, the results of regulatory audits and negotiations with taxing and customs authorities may be in excess of our accruals, resulting in the payment of additional taxes, duties, penalties and interest. See Note 11 to the Consolidated Financial Statements for further discussion of our tax matters, including reserves for uncertain tax positions.

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
We could find that we are carrying excess inventories if we fail to shorten lead-times or anticipate consumer demand, if our international vendors do not supply quality products on a timely basis, if our merchandising strategies fail or if we do not open new and remodel existing stores on schedule.
Although we have shortened lead-times for the design, production and development of a portion of our product lines, we expect to continue to place orders with our vendors for most of our products a season or more in advance. If we are not successful in our efforts to continue to shorten lead-times or if we fail to correctly anticipate fashion trends or consumer demand, we could end up carrying excess inventories. Even if we effectively shorten lead-times and correctly anticipate consumer fashion trends and demand, our vendors could fail to supply the quality products and materials we require at the time we need them. Moreover, we could fail to effectively market or merchandise these products once we receive them. In addition, we could fail to open new or remodeled stores on schedule, and inventory purchases made in anticipation of such store openings could remain unsold. Any of the above factors could cause us to experience excess inventories, which may result in inventory write-downs and more markdowns, which in turn could have a material adverse effect on our results of operations and financial condition.
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
Our Americas Wholesale business is highly concentrated. If any of our large customers decrease their purchases of our products or experience financial difficulties, our results of operations and financial condition could be adversely affected.
In fiscal 2016, our two largest wholesale customers accounted for approximately 3.4% of our consolidated net revenue. No other single customer or group of related customers in any of our segments accounted for more than 1.0% of our consolidated net revenue in fiscal 2016. Continued consolidation in the retail industry could further decrease the number of, or concentrate the ownership of, stores that carry our products and our licensees’ products.

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
We license to others the rights to produce and market certain products that are sold with our trademarks. While we retain significant control over our licensees’ products and advertising, we rely on our licensees for, among other things, operational and financial control over their businesses. If the quality, focus, image or distribution of our licensed products diminish, consumer acceptance of and demand for the GUESS? brands and products could decline. This could materially and adversely affect our business and results of operations. In fiscal 2016, approximately 80% of our net royalties were derived from our top five licensed product lines. A decrease in customer demand for any of these product lines could have a material adverse effect on our results of operations and financial condition. Although we believe that in most circumstances we could replace existing licensees if necessary, our inability to do so effectively or for any period of time could adversely affect our revenues and results of operations.
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
We regularly evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives. Our historical acquisitions include our former European jeanswear licensee in 2005, our former European licensee of children’s apparel in 2008 and our former European licensee of MARCIANO apparel in 2012. In addition, we have entered into joint venture relationships with partners in Brazil, the Canary Islands, France, Mexico, Portugal and Russia and have been directly operating our South Korea and China businesses since 2007, our international jewelry business since 2010 and our Japan business starting in 2013.
These efforts place increased demands on our managerial, operational and administrative resources that could prevent or delay the successful opening of new stores and the identification of suitable licensee partners, adversely impact the performance of our existing stores and adversely impact our overall results of operations. In addition, acquired businesses and additional store openings may not provide us with increased business opportunities, or result in the growth that we anticipate, particularly during economic downturns. Furthermore, integrating acquired operations (including operations from existing licensees or joint venture partners) is a complex, time-consuming and expensive process. Failing to acquire and successfully integrate complementary businesses, or failing to achieve the business synergies or other anticipated benefits of acquisitions or joint ventures, could materially adversely affect our business and results of operations.
We may be unsuccessful in implementing our plans to open and operate new stores, which could harm our business and negatively affect our results of operations.
New store openings have historically been, and continue to be, an important part of the growth of our business. To open and operate new stores successfully, we must:

•	identify desirable locations, the availability of which is out of our control;

•	negotiate acceptable lease terms, including desired tenant improvement allowances;

•	efficiently build and equip the new stores;

•	source sufficient levels of inventory to meet the needs of the new stores;

•	hire, train and retain competent store personnel;

•	successfully integrate the new stores into our existing systems and operations; and

•	satisfy the fashion preferences of customers in the new geographic areas.
Any of these challenges could delay our store openings, prevent us from completing our store opening plans or hinder the operations of stores we do open. These challenges could be even more pronounced in foreign markets, including markets where we have identified opportunities for store growth such as Greater China and Russia, due to local regulations, business conditions and other factors. Once open, we cannot be sure that our new stores will be profitable. Such things as unfavorable economic and business conditions and changing consumer preferences could also interfere with our store opening plans.
Failure to successfully develop and manage new store design concepts could adversely affect our results of operations.
The introduction and growth of new store design concepts as part of our overall growth and productivity strategies could strain our financial and management resources and is subject to a number of other risks, including customer acceptance, product differentiation, competition and maintaining desirable locations. These risks may be compounded during the current difficult economic climate or any future economic downturn. There can be no assurance that new store designs will achieve or maintain sales and profitability levels that justify the required investments. If we are unable to successfully develop new store designs, or if consumers are not receptive to the products, design layout, or visual merchandising, our results of operations and financial results could be adversely affected. In addition, the failure of new store designs to achieve acceptable results could lead to store closures and/or impairment and other charges, which could adversely affect our results of operations and ability to grow.

Costs related to our restructuring plans may exceed our current estimates and we may not fully realize the expected cost savings and/or operating efficiencies.
In March 2016, we initiated a global cost reduction plan to better align our global cost and organizational structure with our current strategic initiatives. We have forecasted cost savings from this plan based on a number of assumptions and expectations which, if achieved, would improve our profitability and cash flows from operating activities. However, there can be no assurance that the expected results will be achieved. The estimated costs and benefits associated with the plan are preliminary and may vary based on various factors including: the timing in execution of the plan; outcome of negotiations with personnel, government authorities and other third parties; and changes in management's assumptions and projections. As a result, delays and unexpected costs may occur, which could result in our not realizing all, or any, of the anticipated benefits associated with the plan.
Further, restructuring plans can present significant potential risks that may otherwise harm our business, including: failure to meet customer or regulatory requirements due to the loss of employees or inadequate transfer of knowledge; failure to maintain adequate controls and procedures while executing the plans; diversion of management attention from ongoing business activities and/or a decrease in employee morale; increased burden on existing management, systems and resources; and attrition beyond any planned reduction in workforce.
Our business is global in scope and can be impacted by factors beyond our control.
During fiscal 2016, we sourced most of our finished products with partners and suppliers outside the U.S. and we continued to design and purchase fabrics globally. In addition, over time we have increased our sales of product outside of the U.S. In fiscal 2016, approximately 59% of our consolidated net revenue was generated by sales from outside of the U.S. We anticipate that these international revenues will continue to grow as a percentage of our total business over time. Further, as a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region.
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

•	restrictions on the transfer of funds between the U.S. and foreign jurisdictions;

•	our ability and the ability of our international licensees, distributors and joint venture partners to locate and continue to open desirable new retail locations; and

•	natural disasters in areas in which our contractors, suppliers, or customers are located.
Further, our international presence means that we are subject to certain U.S. laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate, including data privacy laws. If any of our international operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

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
Our U.S. business relies primarily on a single distribution center located in Louisville, Kentucky to receive, store and distribute merchandise to all of our U.S. stores and wholesale customers. Distribution of our products in Canada is handled primarily from a single distribution center in Montreal, Quebec. Distribution of our products in Europe is handled primarily through a single third party distribution center in Piacenza, Italy. Additionally, we utilize several third party operated distribution warehouses in Hong Kong, South Korea and China that service the Asia region. Any significant interruption in the operation of any of our distribution centers due to natural disasters, weather conditions, accidents, system failures, capacity issues, labor issues, relationships with our third party warehouse operators or landlords, failure to successfully open or transition to new facilities or other unforeseen causes could have a material adverse effect on our ability to replace inventory and fill orders, negatively impacting our sales and operating results.
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
Our Chairman Emeritus and our Executive Chairman and Chief Creative Officer own a significant percentage of our common stock. Their interests may differ from the interests of our other stockholders.
Maurice Marciano, our Chairman Emeritus and Board member, and Paul Marciano, our Executive Chairman, Chief Creative Officer and Board member, collectively beneficially own approximately 28% of our outstanding shares of common stock. The sale or prospect of the sale of a substantial number of these shares could have an adverse impact on the market price of our common stock. Moreover, these individuals may have different interests than our other stockholders and, accordingly, they may direct the operations of our business in a manner contrary to the interests of our other stockholders. As long as these individuals own a significant percentage of our common stock, they may effectively be able to:

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
Our business requires disciplined execution at all levels of our organization in order to ensure the timely delivery of desirable merchandise in appropriate quantities to our stores and other customers. This execution requires experienced and talented management in various areas of our business including: advertising, design, finance, merchandising, operations, and production. Our success depends upon the personal efforts and abilities of our senior management, particularly Victor Herrero, our Chief Executive Officer, Paul Marciano, our Executive Chairman and Chief Creative Officer, and other key personnel. Although we believe we have a strong management team with relevant industry expertise, the extended loss of the services of these or other key personnel could materially harm our business.
Fluctuations in quarterly performance including comparable store sales, sales per square foot, operating margins, timing of wholesale orders, royalty net revenue or other factors could have a material adverse effect on our earnings and our stock price.
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
ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2.    Properties.
As of January 30, 2016, all of our principal facilities were leased with the exception of our U.S. distribution center based in Louisville, Kentucky. Certain information concerning our principal facilities is set forth below:

Location	Use	Approximate Area in Square Feet

Los Angeles, California	Principal executive and administrative offices, design facilities, sales offices, warehouse facilities, and sourcing used by our Americas Wholesale, Americas Retail and Corporate and Licensing support groups	341,700
Louisville, Kentucky	Distribution and warehousing facility used by our Americas Wholesale and Americas Retail segments	506,000
New York, New York	Administrative and sales offices, public relations, and showrooms used by our Americas Wholesale segment	13,400
Montreal/Toronto/Vancouver, Canada	Administrative offices, showrooms and warehouse facilities used by our Americas Wholesale and Americas Retail segments	111,700
São Paulo, Brazil	Administrative office and showroom used by our Americas Wholesale and Americas Retail segments	4,000
Paris, France	Administrative office and showroom used by our Europe segment	21,100
Dusseldorf/Munich, Germany	Administrative office and showrooms used by our Europe segment	14,300
Florence/Milan, Italy	Administrative office, design facilities, showrooms and warehouse facilities used by our Europe segment	119,300
Warsaw, Poland	Administrative office and showrooms used by our Europe segment	12,400
Lisbon, Portugal	Showroom used by our Europe segment	6,000
Lugano, Switzerland	Administrative, sales and marketing offices, and showrooms used by our Europe segment	103,600
Barcelona, Spain	Administrative office and showrooms used by our Europe segment	8,900
Shanghai/Beijing, China	Administrative offices, showrooms and warehouse facilities used by our Asia segment	25,200
Kowloon, Hong Kong	Administrative and sales office, showroom and licensing coordination facilities used primarily by our Asia segment	13,100
Seoul, South Korea	Administrative and sales offices, design facilities and showrooms used by our Asia segment	45,100
Tokyo, Japan	Administrative and sales offices and showroom used by our Asia segment	5,100
Our corporate, wholesale and retail headquarters and certain warehouse facilities are located in Los Angeles, California, consisting of four buildings. These facilities are leased by us from limited partnerships in which the sole partners are trusts controlled by and for the benefit of Maurice Marciano and Paul Marciano (the “Principal Stockholders”) and their families pursuant to a lease that expires in July 2020. Due to excess capacity, the Company’s corporate headquarters lease was amended in August 2015 to reduce the square footage by 13,070 square feet to

341,739 square feet. The amendment also provided for a corresponding pro-rata reduction in aggregate rent, common area maintenance charges and property tax expense due to the lower square footage. All other terms of the existing corporate headquarters lease remain in full force and effect. The total lease payments related to these facilities are approximately $0.3 million per month with aggregate minimum lease commitments totaling approximately $14.0 million as of January 30, 2016.
In addition, the Company, through a wholly-owned Canadian subsidiary, leases warehouse and administrative facilities in Montreal, Quebec from a partnership affiliated with the Principal Stockholders. In January 2016, the Company amended this lease to extend the term for two years, to December 2017, with a Company option for a third year. The amendment provides for monthly lease payments of $42,000 Canadian (US$30,100) with aggregate minimum lease commitments through the term of the lease totaling approximately $1.0 million Canadian (US$0.7 million) as of January 30, 2016. All other terms of the existing lease remain in full force and effect.
The Company, through a French subsidiary, leases a showroom and office space located in Paris, France from an entity that is owned in part by an affiliate of the Principal Stockholders. The lease expires in May 2020. The aggregate minimum lease commitments through the term of the lease totaled approximately €3.4 million (US$3.7 million) as of January 30, 2016.
See Note 13 to the Consolidated Financial Statements for further information regarding related party transactions.
Our U.S. distribution center is a fully automated facility based in Louisville, Kentucky. During the fourth quarter of fiscal 2016, the Company purchased this facility for approximately $28.8 million. In February 2016, the Company entered into a ten-year $21.5 million real estate secured loan to partially finance this purchase.
Distribution of our products in Canada is handled primarily from a leased facility based in Montreal, Quebec. Distribution of our products in Europe is handled primarily through a single third party distribution center in Piacenza, Italy. Additionally, we utilize several third party operated distribution warehouses in Hong Kong, South Korea and China that service the Asia region.
We lease our showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under non-cancelable operating lease agreements expiring on various dates through September 2031. These facilities, located mainly in North America but with a growing presence in Europe and Asia, had aggregate real estate minimum lease commitments as of January 30, 2016 totaling approximately $945.0 million, excluding related party commitments. In addition, in 2005 we started leasing a building in Florence, Italy for our Italian operations under a capital lease agreement. The capital lease obligation, including build-outs, amounted to $4.0 million as of January 30, 2016.
The terms of our store and concession leases, excluding renewal options and kick-out clauses, as of January 30, 2016, expire as follows:

	Number of Stores and Concessions
Years Lease Terms Expire	U.S. and Canada	Europe	Asia	Mexico and Brazil
Fiscal 2017-2019	159	103	211	30
Fiscal 2020-2022	156	110	11	16
Fiscal 2023-2025	102	56	—	—
Fiscal 2026-2028	37	31	1	—
Thereafter	1	6	—	—
	455	306	223	46
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
On August 25, 2006, Franchez Isaguirre, a former employee of the Company, filed a complaint in the Superior Court of California, County of Los Angeles alleging violations by the Company of California wage and hour laws. The complaint was subsequently amended, adding a second former employee as an additional named party. The plaintiffs purport to represent a class of similarly situated employees in California who allegedly had been injured by not being provided adequate meal and rest breaks. The complaint seeks unspecified compensatory damages, statutory penalties, attorney’s fees and injunctive and declaratory relief. On June 9, 2009, the Court certified the class but immediately stayed the case pending the resolution of a separate California Supreme Court case on the standards of class treatment for meal and rest break claims. Following the Supreme Court ruling, the Superior Court denied the Company’s motions to decertify the class and to narrow the class in January 2013 and June 2013, respectively. The Company subsequently petitioned to have the Court’s decision not to narrow the class definition reviewed. That petition was ultimately denied by the California Supreme Court in April 2014. In July 2015, the parties entered into a Memorandum of Understanding to settle the matter for $5.25 million, subject to certain limited offsets. The Court issued a final order and judgment approving the settlement in February 2016.
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.6 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.8 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. In February 2016, the MFDTC issued a judgment in favor of the Company in relation to the second set of appeals (covering the period from October 2010 through December 2010) and canceled the related assessments totaling €1.2 million ($1.3 million). While the first two MFDTC judgments were favorable to the Company, there can be no assurances that the Company’s remaining appeals for January 2011 through December 2012 will be successful. There also can be no assurances that the Italian Customs Agency will not be successful in its appeal of the first MFDTC judgment or that they will not appeal the second favorable MFDTC judgment. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future.

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

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Since August 8, 1996, the Company’s common stock has been listed on the New York Stock Exchange under the symbol ‘GES.’ The following table sets forth, for the periods indicated, the high and low sales prices per common share of the Company’s common stock, and the dividends paid with respect thereto:

	Market Price		Dividends Declared and Paid
	High	Low
Fiscal year ended January 31, 2015
First Quarter Ended May 3, 2014	$30.90	$26.59	$0.225
Second Quarter Ended August 2, 2014	28.45	25.50	0.225
Third Quarter Ended November 1, 2014	26.65	20.31	0.225
Fourth Quarter Ended January 31, 2015	22.88	18.78	0.225

Fiscal year ended January 30, 2016
First Quarter Ended May 2, 2015	$19.58	$16.74	$0.225
Second Quarter Ended August 1, 2015	23.29	17.54	0.225
Third Quarter Ended October 31, 2015	23.06	19.85	0.225
Fourth Quarter Ended January 30, 2016	21.91	17.21	0.225
On March 21, 2016, the closing sales price per share of the Company’s common stock, as reported on the New York Stock Exchange Composite Tape, was $19.26. On March 21, 2016 there were 243 holders of record of the Company’s common stock.
Prior to the initiation of a quarterly dividend on February 12, 2007, the Company had not declared any dividends on our common stock since our initial public offering in 1996. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity. On March 16, 2016, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock.

Performance Graph
The Stock Price Performance Graph below compares the cumulative stockholder return of the Company with that of the S&P 500 Index (a broad equity market index) and the S&P 1500 Apparel Retail Index (a published industry index) over the five fiscal year period beginning January 29, 2011. The return on investment is calculated based on an investment of $100 on January 29, 2011, with dividends, if any, reinvested. Past performance is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR TOTAL RETURN
AMONG GUESS?, INC.,
S&P 500 INDEX AND S&P 1500 APPAREL RETAIL INDEX
Period Ending

Company/Market/Peer Group	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015	1/30/2016
Guess?, Inc.	$100.00	$71.18	$71.63	$75.72	$52.68	$54.45
S&P 1500 Apparel Retail Index	$100.00	$123.93	$160.43	$181.37	$218.13	$227.19
S&P 500 Index	$100.00	$105.33	$123.87	$149.02	$170.22	$169.09

Share Repurchase Program
The Company’s share repurchases during each fiscal month of the fourth quarter of fiscal 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
November 1, 2015 to November 28, 2015
Repurchase program (1)	—	—	—	$451,783,109
Employee transactions (2)	3,724	$21.65	—
November 29, 2015 to January 2, 2016
Repurchase program (1)	—	—	—	$451,783,109
Employee transactions (2)	246	$19.88	—
January 3, 2016 to January 30, 2016
Repurchase program (1)	—	—	—	$451,783,109
Employee transactions (2)	82,925	$18.85	—
Total
Repurchase program (1)	—	—	—
Employee transactions (2)	86,895	$18.98	—
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

	Year Ended (1)
	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013	Jan 28, 2012
	(in thousands, except per share data)
Statements of income data:
Net revenue	$2,204,311	$2,417,673	$2,569,786	$2,658,605	$2,688,048
Earnings from operations	121,350	125,912	222,587	274,525	397,235
Income tax expense	42,464	45,824	75,248	99,128	128,691
Net earnings attributable to Guess?, Inc.	81,851	94,570	153,434	178,744	265,500
Net earnings per common share attributable to common stockholders:
Basic	$0.97	$1.11	$1.81	$2.06	$2.88
Diluted	$0.96	$1.11	$1.80	$2.05	$2.86
Dividends declared per common share	$0.90	$0.90	$0.80	$2.00	$0.80
Weighted average common shares outstanding—basic	84,264	84,604	84,271	86,262	91,533
Weighted average common shares outstanding—diluted	84,525	84,837	84,522	86,540	91,948

	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014	Feb 2, 2013	Jan 28, 2012
Balance sheet data:
Working capital (2)	$709,193	$790,333	$821,661	$701,206	$820,444
Total assets	1,538,748	1,601,405	1,764,431	1,713,506	1,844,475
Borrowings and capital lease, excluding current installments	2,318	6,165	7,580	8,314	10,206
Stockholders’ equity	1,031,293	1,089,446	1,169,986	1,100,868	1,194,265
________________________________________________________________________

(1)
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The results for fiscal 2013 included the impact of an additional week which occurred during the fourth quarter ended February 2, 2013.

(2)
In November 2015, authoritative guidance was issued which simplifies the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as long-term on the balance sheet. The Company adopted this guidance during the fourth quarter of fiscal 2016 and has applied it retrospectively to all periods presented herein.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10-K, we are referring to Guess?, Inc. and its subsidiaries on a consolidated basis.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Europe, Asia, Americas Wholesale and Licensing. In fiscal 2016, the Company changed the names of its “North American Retail” and “North American Wholesale” segments to “Americas Retail” and “Americas Wholesale” to better reflect that these segments are inclusive of its operations in North America as well as Central and South America. There have been no changes to the underlying reporting in either segment. The Company’s operating segments are the same as its reportable segments. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and its retail operations in South America. The Europe segment includes the Company’s wholesale, retail and e-commerce operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 17 to the Consolidated Financial Statements.
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
During fiscal 2016, the average U.S. dollar rate was stronger against the euro, the Canadian dollar, the Korean won and the Mexican peso compared to the average rate in fiscal 2015. As a result, our product margins in Europe and Canada were negatively impacted by exchange rate fluctuations during fiscal 2016 compared to the prior year. There was also an overall negative impact on the translation of our international revenues and earnings from operations during fiscal 2016 compared to the prior year.
If the U.S. dollar remains strong relative to the respective fiscal 2016 foreign exchange rates, we expect that foreign exchange will continue to have a significant negative impact on our revenues and operating results as well as our international cash and other balance sheet items during fiscal 2017, particularly in Europe and Canada.

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
As part of his assessment of the strategic direction of the Company, Mr. Herrero has identified several initiatives focused on driving shareholder value. Such initiatives include: (i) elevating the quality of our sales organization and merchandising strategy to match the quality of our product and marketing; (ii) building a major business in Asia by unlocking the potential of the GUESS? brand in the region; (iii) creating a culture of purpose and accountability throughout the entire Company by implementing a more centralized organizational structure that reinforces our focus on sales and profitability; (iv) improving our cost structure (including supply chain and overhead) and (v) stabilizing and revitalizing our wholesale business. The following provides further details on the planned implementation of these initiatives:
Sales Organization and Merchandising Strategy. We have begun executing on our plan to elevate the quality of our sales organization and merchandising strategy which includes: (1) elevating the product knowledge of our sales force; (2) building a more strategic and operational online organization in order to increase millennials’ engagement with our brand through digital marketing and social media; (3) taking steps such as investing in key stores and developing stronger replenishment, visual, stockroom and cost-control standards in order to improve our overall field and store structure; (4) implementing a more effective yearly retail calendar to better enable each store to fully capture local opportunities; (5) using feedback from our sales force to improve our collections and increase the number and effectiveness of our SKU’s and (6) implementing a global pricing system with greater clarity and simplicity.
Building our Asia Business. We believe there continues to be significant potential in this region, particularly in mainland China, and will allocate sufficient resources to fuel future growth.
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
In March 2016, the Company initiated a global cost reduction and restructuring plan to better align our global cost and organizational structure with our current strategic initiatives. We plan to consolidate and streamline our business processes, and reduce our global workforce and other expenses. In connection with this plan, we expect to incur cash restructuring charges of approximately $7 million to $12 million, after tax, which we anticipate will be incurred in the first three quarters of fiscal 2017. The Company’s assessment of the costs associated with the restructuring-related activities is still ongoing and actual amounts could differ significantly from these estimates as plans evolve, details are finalized and negotiations are completed.
Stabilizing our Wholesale Business. We plan to partner with our wholesale customers to emphasize a retail-oriented mindset and encourage the adoption of our retail best practices, including high quality visual merchandising, frequent rotation of products and maximization of inventory turns.

Capital Allocation
The Company’s investments in capital for the full fiscal year 2017 are planned between $90 million and $100 million (after deducting estimated lease incentives of approximately $7 million). The planned investments in capital are primarily for retail expansion, store remodeling programs and investments in maintaining and improving our infrastructure (primarily information and operating systems).
Comparable Store Sales
The Company reports National Retail Federation calendar comparable store sales on a quarterly basis for our retail businesses which include the combined results from our brick-and-mortar retail stores and our e-commerce sites. We also separately report the impact of e-commerce sales on our comparable store sales metric. As a result of our omni-channel strategy, our e-commerce business has become strongly intertwined with our brick-and-mortar retail store business. Therefore, we believe that the inclusion of e-commerce sales in our comparable store sales metric provides a more meaningful representation of our retail results.
Sales from our brick-and-mortar retail stores include purchases that are initiated, paid for and fulfilled at our retail stores and directly operated concessions as well as merchandise that is reserved online but paid for and picked-up at our retail stores. Sales from our e-commerce sites include purchases that are initiated and paid for online and shipped from either our distribution centers or our retail stores as well as purchases that are initiated in a retail store, but due to inventory availability at the retail store, are ordered and paid for online and shipped from our distribution centers or picked-up from a different retail store.
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
Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 13.4% to $81.9 million, or diluted earnings of $0.96 per common share, for fiscal 2016, compared to net earnings attributable to Guess?, Inc. of $94.6 million, or diluted earnings of $1.11 per common share, for fiscal 2015.
Highlights of the Company’s performance for fiscal 2016 compared to the prior year are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue decreased 8.8% to $2.20 billion for fiscal 2016, from $2.42 billion in the prior year. In constant currency, net revenue decreased by 0.9%.

•	Gross margin (gross profit as a percentage of total net revenue) decreased 20 basis points to 35.7% for fiscal 2016, from 35.9% in the prior year.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) decreased 50 basis points to 30.2% for fiscal 2016, from 30.7% in the prior year. SG&A expenses decreased 10.2% to $666.1 million for fiscal 2016, from $742.0 million in the prior year.

•
Operating margin increased 30 basis points to 5.5% for fiscal 2016, compared to 5.2% in the prior year. Earnings from operations decreased 3.6% to $121.4 million for fiscal 2016, from $125.9 million in the prior year.

•	Other income, net (including interest income and expense), totaled $5.9 million for fiscal 2016, compared to $17.1 million in the prior year.

•	The effective income tax rate increased 140 basis points to 33.4% for fiscal 2016, compared to 32.0% in the prior year.
Key Balance Sheet Accounts

•	The Company had $445.5 million in cash and cash equivalents as of January 30, 2016. This compares to cash and cash equivalents of $483.5 million at January 31, 2015.

◦	The Company invested $44.0 million to repurchase two million of its common shares during fiscal 2016.

◦	The Company purchased the facility that houses its U.S. distribution center for approximately $28.8 million during fiscal 2016.

•
Accounts receivable, which consists of trade receivables relating primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations and certain other receivables, increased by $6.2 million, or 2.8%, to $222.4 million as of January 30, 2016, compared to $216.2 million at January 31, 2015. On a constant currency basis, accounts receivable increased by $15.0 million, or 6.9%.

•
Inventory decreased by $7.4 million, or 2.3%, to $311.7 million as of January 30, 2016, from $319.1 million at January 31, 2015. On a constant currency basis, inventory increased by $6.2 million, or 2.0%.

Global Store Count
In fiscal 2016, together with our partners, we opened 120 new stores worldwide, consisting of 49 stores in Asia, 49 stores in Europe and the Middle East, 13 stores in the U.S. and Canada and nine stores in South America. Together with our partners, we closed 149 stores worldwide, consisting of 55 stores in Asia, 51 stores in Europe and the Middle East, 38 stores in the U.S. and Canada and five stores in Central and South America.
We ended fiscal 2016 with 1,639 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States and Canada	456	455	1
Europe and the Middle East	594	280	314
Asia	490	54	436
Central and South America	99	46	53
Total	1,639	835	804
This store count does not include 442 concessions located primarily in South Korea and Greater China, which have been excluded because of their smaller store size in relation to our standard international store size. Of the total 1,639 stores, 1,258 were GUESS? stores, 230 were GUESS? Accessories stores, 77 were G by GUESS stores and 74 were MARCIANO stores.

Results of Operations
The following table sets forth actual operating results for the fiscal years 2016, 2015 and 2014 as a percentage of net revenue:

	Year Ended
	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Product sales	95.3%	95.4%	95.4%
Net royalties	4.7	4.6	4.6
Net revenue	100.0	100.0	100.0
Cost of product sales	64.3	64.1	62.0
Gross profit	35.7	35.9	38.0
Selling, general and administrative expenses	30.2	30.7	28.9
Restructuring charges	—	—	0.4
Earnings from operations	5.5	5.2	8.7
Interest expense	(0.0)	(0.1)	(0.1)
Interest income	0.0	0.1	0.1
Other income, net	0.3	0.7	0.4
Earnings before income tax expense	5.8	5.9	9.1
Income tax expense	2.0	1.9	3.0
Net earnings	3.8	4.0	6.1
Net earnings attributable to noncontrolling interests	0.1	0.1	0.1
Net earnings attributable to Guess?, Inc.	3.7%	3.9%	6.0%
Fiscal 2016 Compared to Fiscal 2015
Consolidated Results
Net Revenue.   Net revenue decreased by $213.4 million, or 8.8%, to $2.20 billion for fiscal 2016, from $2.42 billion in fiscal 2015. In constant currency, net revenue decreased by 0.9% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $190.6 million compared to the prior year.
Gross Margin.   Gross margin decreased 20 basis points to 35.7% for fiscal 2016, from 35.9% in fiscal 2015, due primarily to the negative impact from currency exchange rate fluctuations on product costs, partially offset by higher initial mark-ups in our Europe and Americas Retail segments.
Gross Profit.   Gross profit decreased by $80.5 million, or 9.3%, to $787.4 million for fiscal 2016, from $867.9 million in fiscal 2015. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $68.2 million.
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
SG&A Rate. The Company’s SG&A rate decreased 50 basis points to 30.2% for fiscal 2016, from 30.7% in fiscal 2015, due primarily to the favorable impact from lower asset impairment charges, partially offset by charges related to legal matters during fiscal 2016.
SG&A Expenses. SG&A expenses decreased by $75.9 million, or 10.2%, to $666.1 million for fiscal 2016, from $742.0 million in fiscal 2015. The decrease in SG&A expenses was driven by the favorable impact from currency translation fluctuations of $57.9 million and lower asset impairment charges of $22.5 million, partially offset by charges related to legal matters of $7.0 million during fiscal 2016.

Operating Margin. Operating margin increased 30 basis points to 5.5% for fiscal 2016, compared to 5.2% in fiscal 2015. Currency exchange rate fluctuations negatively impacted operating margin by approximately 140 basis points.
Earnings from Operations. Earnings from operations decreased by $4.6 million, or 3.6%, to $121.4 million for fiscal 2016, from $125.9 million in fiscal 2015. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $10.3 million.
Interest Expense, Net.   Interest expense, net was $0.9 million for both of fiscal 2016 and fiscal 2015 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Income, Net.   Other income, net was $6.8 million for fiscal 2016, compared to $18.0 million in fiscal 2015. Other income, net in fiscal 2016 consisted primarily of net realized and unrealized mark-to-market revaluation gains on foreign exchange currency contracts and realized gains on the sale of other assets, partially offset by net unrealized mark-to-market revaluation losses on foreign currency balances. Other income, net in fiscal 2015 consisted primarily of net unrealized and realized mark-to-market revaluation gains on foreign exchange currency contracts.
Income Tax Expense.  Income tax expense for fiscal 2016 was $42.5 million, or a 33.4% effective tax rate, compared to income tax expense of $45.8 million, or a 32.0% effective tax rate, in fiscal 2015. The increase in effective tax rate was due primarily to more losses incurred in certain foreign jurisdictions which we were not able to recognize a benefit due to a full valuation allowance and higher non-deductible compensation costs during fiscal 2016 compared to the prior year.
Net Earnings Attributable to Noncontrolling Interests.   Net earnings attributable to noncontrolling interests for fiscal 2016 was $3.0 million, net of taxes, compared to $2.6 million, net of taxes, in fiscal 2015.
Net Earnings Attributable to Guess?, Inc.   Net earnings attributable to Guess?, Inc. decreased by $12.7 million, or 13.4%, to $81.9 million for fiscal 2016, from $94.6 million in fiscal 2015. Diluted earnings per share decreased to $0.96 per share for fiscal 2016, from $1.11 per share in fiscal 2015. We estimate that the negative impact from currency fluctuations on diluted earnings per common share for fiscal 2016 was approximately $0.43 per share.

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the last two fiscal years (dollars in thousands):

	Fiscal 2016	Fiscal 2015	Change	% Change
Net revenue:
Americas Retail (1)	$981,942	$1,032,601	$(50,659)	(4.9%)
Europe	727,144	825,136	(97,992)	(11.9)
Asia	241,571	281,090	(39,519)	(14.1)
Americas Wholesale (1)	149,797	167,707	(17,910)	(10.7)
Licensing	103,857	111,139	(7,282)	(6.6)
Total net revenue	$2,204,311	$2,417,673	$(213,362)	(8.8%)
Earnings (loss) from operations:
Americas Retail (1)	$16,222	$(13,734)	$29,956	218.1%
Europe	55,438	66,231	(10,793)	(16.3)
Asia	10,448	8,013	2,435	30.4
Americas Wholesale (1)	27,525	34,173	(6,648)	(19.5)
Licensing	92,172	101,288	(9,116)	(9.0)
Corporate Overhead	(80,455)	(70,059)	(10,396)	14.8
Total earnings from operations	$121,350	$125,912	$(4,562)	(3.6%)
Operating margins:
Americas Retail (1)	1.7%	(1.3%)
Europe	7.6%	8.0%
Asia	4.3%	2.9%
Americas Wholesale (1)	18.4%	20.4%
Licensing	88.7%	91.1%
Total Company	5.5%	5.2%
_______________________________________________________________________

(1)
In fiscal 2016, the Company changed the names of its “North American Retail” and “North American Wholesale” segments to “Americas Retail” and “Americas Wholesale” to better reflect that these segments are inclusive of its operations in North America as well as Central and South America. There have been no changes to the underlying reporting in either segment.

Americas Retail
Net revenue from our Americas Retail segment decreased by $50.7 million, or 4.9%, to $981.9 million for fiscal 2016, from $1.03 billion in fiscal 2015. In constant currency, net revenue decreased by 1.6% compared to the prior year, driven primarily by the unfavorable impact from net store closures and negative comparable store sales. The store base for the U.S. and Canada decreased by an average of 26 net stores in fiscal 2016 compared to the prior year, resulting in a 4.1% net decrease in average square footage. Comparable store sales (including e-commerce) in the U.S. and Canada decreased 3.6% in U.S. dollars and 0.6% in constant currency, which excludes the unfavorable translation impact from currency fluctuations relating to our Canadian retail stores and e-commerce sites. E-commerce sales increased by $11.1 million, or 14.2%, to $89.5 million for fiscal 2016, compared to $78.4 million in fiscal 2015. The inclusion of our e-commerce sales improved the comparable store sale percentage by 1.6% in U.S. dollars and constant currency. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $34.1 million.
Operating margin increased 300 basis points to 1.7% for fiscal 2016, compared to negative 1.3% in fiscal 2015, due to a lower SG&A rate and higher gross margins. The lower SG&A rate was driven by lower asset impairment charges during fiscal 2016 compared to the prior year. The higher gross margins were due primarily to higher initial mark-ups, partially offset by the unfavorable impact from currency exchange rate fluctuations on product costs in Canada and the negative impact on the fixed cost structure resulting from negative comparable store sales.

Earnings from operations from our Americas Retail segment was $16.2 million for fiscal 2016, compared to loss from operations of $13.7 million in fiscal 2015. The improvement reflects the impact on earnings from lower asset impairment charges, lower store occupancy costs and lower store selling expenses.
Europe
Net revenue from our Europe segment decreased by $98.0 million, or 11.9%, to $727.1 million for fiscal 2016, from $825.1 million in fiscal 2015. In constant currency, net revenue increased by 3.8% compared to the prior year, driven primarily by the favorable impact on revenue from net store openings and a percentage increase in the mid-single digits for comparable store sales in our directly operated retail stores versus the prior year, partially offset by lower shipments in our European wholesale business. As of January 30, 2016, we directly operated 280 stores in Europe compared to 265 stores at January 31, 2015, excluding concessions, which represents a 5.7% increase over the prior year. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $129.4 million.
Operating margin decreased 40 basis points to 7.6% for fiscal 2016, from 8.0% in fiscal 2015, due to lower gross margins, partially offset by a lower SG&A rate. The lower gross margins were driven primarily by the unfavorable impact from currency exchange rate fluctuations on product costs, partially offset by higher initial mark-ups. The lower SG&A rate was due primarily to the favorable impact on the fixed cost structure resulting from positive comparable store sales.
Earnings from operations from our Europe segment decreased by $10.8 million, or 16.3%, to $55.4 million for fiscal 2016, from $66.2 million in fiscal 2015. Currency translation fluctuations relating to our European operations unfavorably impacted earnings from operations by $7.7 million.
Asia
Net revenue from our Asia segment decreased by $39.5 million, or 14.1%, to $241.6 million for fiscal 2016, from $281.1 million in fiscal 2015. In constant currency, net revenue decreased by 8.9% compared to the prior year, driven primarily by lower revenue in South Korea as we completed the phase out of our G by GUESS product line in the region and negative comparable store sales versus the prior year. As of January 30, 2016, we and our partners operated 490 stores and 416 concessions in Asia, compared to 496 stores and 498 concessions at January 31, 2015. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $14.5 million.
Operating margin increased 140 basis points to 4.3% for fiscal 2016, compared to 2.9% in fiscal 2015. The increase in operating margin was driven primarily by higher gross margins in our South Korea business as we completed the phase out of our G by GUESS product line in the region.
Earnings from operations from our Asia segment increased by $2.4 million, or 30.4%, to $10.4 million for fiscal 2016, compared to $8.0 million in fiscal 2015. The increase was driven by lower store occupancy costs and lower SG&A expenses as we completed the phase out of our G by GUESS product line in South Korea.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $17.9 million, or 10.7%, to $149.8 million for fiscal 2016, from $167.7 million in fiscal 2015. In constant currency, net revenue decreased by 3.1% compared to the prior year, driven primarily by lower shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $12.7 million.
Operating margin decreased 200 basis points to 18.4% for fiscal 2016, from 20.4% in fiscal 2015, driven by lower gross margins due primarily to lower initial mark-ups.
Earnings from operations from our Americas Wholesale segment decreased by $6.6 million, or 19.5%, to $27.5 million for fiscal 2016, from $34.2 million in fiscal 2015. The decrease was driven by the negative impact on earnings from lower gross margins. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted earnings from operations by $2.5 million.

Licensing
Net royalty revenue from our Licensing segment decreased by $7.3 million, or 6.6%, to $103.9 million for fiscal 2016, from $111.1 million in fiscal 2015. The decrease was driven primarily by lower sales in our watch category.
Earnings from operations from our Licensing segment decreased by $9.1 million, or 9.0%, to $92.2 million for fiscal 2016, from $101.3 million in fiscal 2015. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead increased by $10.4 million to $80.5 million for fiscal 2016, compared to $70.1 million in fiscal 2015. The increase was driven primarily by charges related to legal matters of $7.0 million during fiscal 2016.

Fiscal 2015 Compared to Fiscal 2014
Consolidated Results
Net Revenue. Net revenue decreased by $152.1 million, or 5.9%, to $2.42 billion for fiscal 2015, from $2.57 billion in fiscal 2014. In constant currency, net revenue decreased by 4.6% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $33.7 million compared to the prior year. The decrease in revenue was driven primarily by lower European wholesale shipments and negative comparable store sales in Americas Retail.
Gross Margin. Gross margin decreased 210 basis points to 35.9% for fiscal 2015, from 38.0% in fiscal 2014, due to a higher occupancy rate and lower overall product margins. The higher occupancy rate was driven by negative comparable store sales in Americas Retail and lower wholesale shipments in Europe. Product margins declined due primarily to more retail markdowns in Americas Retail.
Gross Profit. Gross profit decreased by $108.2 million, or 11.1%, to $867.9 million for fiscal 2015, from $976.1 million in fiscal 2014. The decline in gross profit, which included the unfavorable impact of currency translation, was due primarily to the unfavorable impact from lower wholesale sales in Europe, negative comparable store sales in Americas Retail and lower overall product margins.
SG&A Rate. The Company’s SG&A rate increased by 180 basis points to 30.7% for fiscal 2015, from 28.9% in fiscal 2014. The increase was driven by higher asset impairment charges related to certain under-performing retail stores and expected store closures and the negative impact on the Company’s fixed cost structure resulting from negative comparable store sales in Americas Retail and lower wholesale shipments in Europe.
SG&A Expenses. SG&A expenses increased by $0.9 million, or 0.1%, to $742.0 million for fiscal 2015, from $741.1 million in fiscal 2014. The increase in SG&A expenses, which included the favorable impact of currency translation, was driven primarily by higher asset impairment charges related to certain under-performing retail stores and expected store closures, partially offset by lower selling and merchandising expenses in Europe.
Restructuring Charges. There were no restructuring charges incurred during fiscal 2015. During fiscal 2014, the Company incurred restructuring charges of $12.4 million.
Operating Margin. Operating margin decreased 350 basis points to 5.2% for fiscal 2015, compared to 8.7% in fiscal 2014. Operating margin was negatively impacted by lower overall gross margins and the higher SG&A rate discussed above, partially offset by restructuring charges incurred during the prior year.
Earnings from Operations. Earnings from operations decreased by $96.7 million, or 43.4%, to $125.9 million for fiscal 2015, from $222.6 million in fiscal 2014. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $5.2 million.
Interest Income (Expense), Net. Interest expense, net was $0.9 million for fiscal 2015, compared to interest income, net of $0.1 million in fiscal 2014 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges. The change in interest expense, net for fiscal 2015 compared to the prior year was driven primarily by lower interest income due to lower value-added tax receivables in Europe and lower investments in marketable securities during fiscal 2015 compared to the prior year.
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

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for fiscal 2015 and fiscal 2014 (dollars in thousands):

	Fiscal 2015	Fiscal 2014	Change	% Change
Net revenue:
Americas Retail (1)	$1,032,601	$1,075,475	$(42,874)	(4.0%)
Europe	825,136	903,791	(78,655)	(8.7)
Asia	281,090	292,714	(11,624)	(4.0)
Americas Wholesale (1)	167,707	179,600	(11,893)	(6.6)
Licensing	111,139	118,206	(7,067)	(6.0)
Total net revenue	$2,417,673	$2,569,786	$(152,113)	(5.9%)
Earnings (loss) from operations:
Americas Retail (1)	$(13,734)	$39,540	$(53,274)	(134.7%)
Europe	66,231	97,231	(31,000)	(31.9)
Asia	8,013	25,592	(17,579)	(68.7)
Americas Wholesale (1)	34,173	38,771	(4,598)	(11.9)
Licensing	101,288	107,805	(6,517)	(6.0)
Corporate Overhead	(70,059)	(73,910)	3,851	(5.2)
Restructuring Charges	—	(12,442)	12,442
Total earnings from operations	$125,912	$222,587	$(96,675)	(43.4%)
Operating margins:
Americas Retail (1)	(1.3%)	3.7%
Europe	8.0%	10.8%
Asia	2.9%	8.7%
Americas Wholesale (1)	20.4%	21.6%
Licensing	91.1%	91.2%
Total Company	5.2%	8.7%
_______________________________________________________________________

(1)
In fiscal 2016, the Company changed the names of its “North American Retail” and “North American Wholesale” segments to “Americas Retail” and “Americas Wholesale” to better reflect that these segments are inclusive of its operations in North America as well as Central and South America. There have been no changes to the underlying reporting in either segment.

Americas Retail
Net revenue from our Americas Retail operations decreased by $42.9 million, or 4.0%, to $1.03 billion for fiscal 2015, from $1.08 billion in fiscal 2014. The decrease in revenue was driven by negative comparable store sales (including e-commerce) of 4.9% in the U.S. and Canada and negative 3.6% in constant currency, which also excludes the unfavorable translation impact of currency fluctuations relating to our Canadian retail stores and e-commerce sites. E-commerce sales increased by $23.0 million, or 41.6%, to $78.4 million for fiscal 2015, from $55.4 million in fiscal 2014. The inclusion of our e-commerce sales improved the comparable store sale percentage by 2.7% in U.S. dollars and 2.6% in constant currency. The store base for the U.S. and Canada decreased by an average of 15 net stores in fiscal 2015 compared to the prior year, resulting in a 1.1% net decrease in average square footage. In fiscal 2015, we opened 15 new stores in the U.S. and Canada and closed 28 stores. As of January 31, 2015, we directly operated 481 stores in the U.S. and Canada compared to 494 stores at February 1, 2014. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $15.2 million.
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
Loss from operations for the Americas Retail segment was $13.7 million for fiscal 2015, compared to earnings from operations of $39.5 million in fiscal 2014. The decrease reflects the impact on earnings from negative comparable store sales, lower product margins and higher asset impairment charges related to certain under-performing retail stores.
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
Operating margin declined 580 basis points to 2.9% for fiscal 2015, compared to 8.7% in fiscal 2014. The decrease in operating margin was driven by lower overall gross margins and a higher SG&A rate. The lower overall gross margins were due primarily to more promotions and inventory liquidation as we phase out of our G by GUESS concept in South Korea. The higher SG&A rate was due primarily to the negative impact on the fixed cost structure resulting from negative comparable store sales.
Earnings from operations for the Asia segment decreased by $17.6 million, or 68.7%, to $8.0 million for fiscal 2015, compared to $25.6 million in fiscal 2014. The decrease was driven by the unfavorable impact on earnings from lower product margins and lower revenue.
Americas Wholesale
Net revenue from our Americas Wholesale operations decreased by $11.9 million, or 6.6%, to $167.7 million for fiscal 2015, from $179.6 million in fiscal 2014. In constant currency, net revenue decreased by 4.5% compared to the prior year. This decrease was driven by lower off-price shipments in the U.S. and Canada. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue in our Americas Wholesale segment by $3.9 million.
Operating margin declined 120 basis points to 20.4% for fiscal 2015, compared to 21.6% in fiscal 2014. The decrease in operating margin was due to deleveraging of SG&A expenses, partially offset by higher product margins due primarily to lower product costs.

Earnings from operations from our Americas Wholesale segment decreased by $4.6 million, or 11.9%, to $34.2 million for fiscal 2015, compared to $38.8 million in fiscal 2014. The decrease was due primarily to the unfavorable impact to earnings from lower revenue and higher SG&A expenses, partially offset by the favorable impact to earnings from higher overall gross margins. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted earnings from operations in our Americas Wholesale segment by $1.0 million.
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
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc. and diluted earnings per share in fiscal 2014 reflect the impact of restructuring charges which affect the comparability of those reported results. Those financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of this item. The Company has excluded these restructuring charges, and related tax impact, from its adjusted financial measures primarily because it does not believe such charges reflect the Company’s ongoing operating results or future outlook. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful as an additional means for investors to evaluate the comparability of the Company’s operating results when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for fiscal 2014 exclude the impact of restructuring charges. During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. These actions resulted in restructuring charges of $12.4 million (or $9.0 million after considering a $3.4 million reduction to income tax expense as a result of the charges), or an unfavorable after-tax impact of $0.11 per share during fiscal 2014. Net earnings attributable to Guess?, Inc. for fiscal 2014 was $153.4 million and diluted earnings per common share for fiscal 2014 was $1.80. Excluding the impact of the restructuring charges and the related tax impact, adjusted net earnings attributable to Guess?, Inc. for fiscal 2014 was $162.5 million and adjusted diluted earnings per common share for fiscal 2014 was $1.91.
Our discussion and analysis herein also includes certain constant currency financial information. Foreign currency exchange rate fluctuations affect the amount reported from translating the Company’s foreign revenue, expenses and balance sheet amounts into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results under GAAP. The Company provides constant currency information to enhance the visibility of underlying business trends, excluding the effects of changes in foreign currency translation rates. To calculate net revenue, comparable store sales and earnings (loss) from operations on a constant currency basis, operating results for the current-year period are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year. However, in calculating the estimated impact of currency on earnings per share, the Company estimates gross margin (including the impact of foreign exchange currency contracts designated as cash flow hedges for anticipated merchandise purchases) and expenses using the appropriate prior-year rates, translates the estimated foreign earnings at the comparable prior-year rates and excludes the year-over-year earnings impact of gains or losses arising from balance sheet remeasurement and foreign exchange currency contracts not designated as cash flow hedges for merchandise purchases. To calculate balance sheet amounts on a constant currency basis, the current year balance sheet amount is translated into U.S. dollars at the exchange rate in effect at the comparable prior-year period. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different to the functional currency of that entity when exchange rates fluctuate. The constant currency information presented may not be comparable to similarly titled measures reported by other companies.
Liquidity and Capital Resources
We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the fiscal year ended January 30, 2016, the Company relied primarily on trade credit, available cash, real estate and other operating leases, short-term lines of credit and internally generated funds to finance our operations, dividends, share repurchases and expansion. Subsequent to the fiscal year ended January 30, 2016, the Company entered into a ten-year $21.5 million real estate secured loan to partially finance the $28.8 million purchase of the Company’s U.S. distribution center during the fourth quarter of fiscal 2016. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and any dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, as necessary, under our existing Credit Facility and bank facilities in Europe, as described below under “—Borrowings and Capital Lease Obligations.”
As of January 30, 2016, the Company had cash and cash equivalents of $445.5 million, of which approximately $99.0 million was held in the U.S. and did not include the cash received subsequent to year end from the financing of the U.S. distribution center purchase. As of January 30, 2016, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income taxes, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. operations. The accumulated undistributed earnings of foreign subsidiaries as of January 30, 2016 and January 31, 2015 was approximately $797 million and $772 million, respectively. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.
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
The Company has presented below the cash flow performance comparison of the year ended January 30, 2016, versus the year ended January 31, 2015.
Operating Activities
Net cash provided by operating activities was $179.4 million for the fiscal year ended January 30, 2016, compared to $153.8 million for the fiscal year ended January 31, 2015, or an increase of $25.6 million. The increase was driven primarily by the favorable impact of changes in working capital, partially offset by lower non-cash adjustments and lower net earnings during fiscal 2016 compared to the prior year. The change in working capital was driven primarily by the favorable impact from timing of payments during fiscal 2016 compared to the prior year, partially offset by higher accounts receivable due primarily to the unfavorable impact from timing of collections during fiscal 2016 compared to the prior year.
Investing Activities
Net cash used in investing activities was $73.7 million for the fiscal year ended January 30, 2016, compared to $57.8 million for the fiscal year ended January 31, 2015. Cash used in investing activities related primarily to capital expenditures incurred on the purchase of the facility which houses our U.S. distribution center, existing store remodeling programs and new store openings. In addition, the cost of any business acquisitions, the settlement of forward exchange currency contracts and proceeds from the maturity and sale of investments are also included in cash flows used in investing activities.
The increase in cash used in investing activities was driven primarily by the purchase of the facility which houses our U.S. distribution center for approximately $28.8 million during the fiscal year ended January 30, 2016, partially offset by a lower level of spending on existing store remodeling programs during the fiscal year ended January 30, 2016 compared to the prior year. During the fiscal year ended January 30, 2016, the Company opened 48 directly operated stores compared to 46 directly operated stores that were opened in the prior year. During the fiscal year ended January 30, 2016, the Company also acquired eight stores from certain of its European licensees, compared to five stores that were acquired from certain of its European licensees in the prior year.
Financing Activities
Net cash used in financing activities was $127.7 million for the fiscal year ended January 30, 2016, compared to $79.7 million for the fiscal year ended January 31, 2015. Cash used in financing activities related primarily to the payment of dividends and repurchases of shares of the Company’s common stock during the fiscal year ended January 30, 2016. In addition, capital distributions to noncontrolling interests, issuance of common stock under our equity plans, payments related to capital lease obligations and other borrowings, debt issuance costs, proceeds from borrowings, capital contributions from noncontrolling interests and excess tax benefits from share-based compensation are also included in cash flows used in financing activities.
The increase in net cash used in financing activities was driven primarily by the repurchase of two million shares of the Company’s common stock at an aggregate cost of $44.0 million in fiscal 2016.
Effect of Exchange Rates on Cash and Cash Equivalents
During the fiscal year ended January 30, 2016, changes in foreign currency translation rates decreased our reported cash and cash equivalents balance by $15.9 million. This compares to a decrease of $35.8 million in cash and cash equivalents driven by changes in foreign currency translation rates during the fiscal year ended January 31, 2015.
Working Capital
As of January 30, 2016, the Company had net working capital (including cash and cash equivalents) of $709.2 million, compared to $790.3 million at January 31, 2015. As a result of the adoption of new authoritative guidance during fiscal 2016 which requires that all deferred tax liabilities and assets be classified as long-term on the balance sheet, net working capital at January 31, 2015 was adjusted to reflect the reclassification of deferred tax assets for $19.1 million from current to long-term. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable increased by $6.2 million, or 2.8%, to $222.4 million as of January 30, 2016, compared to $216.2 million at January 31, 2015. The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations and certain other receivables. On a constant currency basis, accounts receivable increased by $15.0 million, or 6.9%, when compared to January 31, 2015. The increase was driven primarily by the unfavorable impact from timing of collections during fiscal 2016 compared to the prior year. As of January 30, 2016, approximately 55% of our total net trade receivables and 70% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory decreased by $7.4 million, or 2.3%, to $311.7 million as of January 30, 2016, from $319.1 million at January 31, 2015. On a constant currency basis, inventory increased by $6.2 million, or 2.0%, when compared to January 31, 2015.

Contractual Obligations and Commitments
The following table summarizes the Company’s contractual obligations as of January 30, 2016 and the effects such obligations are expected to have on liquidity and cash flow in future periods (dollars in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt (1)	$2,649	$89	$665	$1,895	$—
Capital lease obligations (1)	4,065	4,065	—	—	—
Operating lease obligations (2)	968,262	187,773	307,931	226,496	246,062
Purchase obligations (3)	208,097	208,097	—	—	—
Benefit obligations (4)	87,277	2,173	5,706	8,057	71,341
Total	$1,270,350	$402,197	$314,302	$236,448	$317,403
Other commercial commitments (5)	$1,650	$1,650	$—	$—	$—
________________________________________________________________________

(1)	Includes interest payments.

(2)	Does not include rent based on a percentage of annual sales volume, insurance, taxes and common area maintenance charges. In fiscal 2016, these variable charges totaled $125.1 million.

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

(4)	Includes expected payments associated with the deferred compensation plan and the Supplemental Executive Retirement Plan through fiscal 2051.

(5)	Consists of standby letters of credit for workers’ compensation and general liability insurance.
Excluded from the above contractual obligations table is the noncurrent liability for unrecognized tax benefits, including penalties and interest, of $13.9 million. This liability for unrecognized tax benefits has been excluded because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.
Off-Balance Sheet Arrangements
Other than certain obligations and commitments included in the table above, we did not have any off-balance sheet arrangements as of January 30, 2016.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.225 per common share.
On March 16, 2016, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on April 15, 2016 to shareholders of record as of the close of business on March 30, 2016.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity.
Capital Expenditures
Gross capital expenditures totaled $83.8 million, before deducting lease incentives of $5.9 million, for the fiscal year ended January 30, 2016, and included the purchase of the facility that houses the Company’s U.S. distribution center for approximately $28.8 million. This compares to gross capital expenditures of $71.5 million, before deducting lease incentives of $5.6 million, for the fiscal year ended January 31, 2015. As part of our strategic initiatives, we plan to significantly increase our capital expenditures over the next three years. The Company’s investments in capital for the full fiscal year 2017 are planned between $90 million and $100 million (after deducting estimated lease incentives of approximately $7 million). The planned investments in capital are primarily for retail expansion, store remodeling programs and investments in maintaining and improving our infrastructure (primarily information and operating systems).
We will periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.
Borrowings and Capital Lease Obligations
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash balances as of January 30, 2016, the Company could have borrowed up to approximately $148 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes. The Credit Facility replaced the Company’s previous $300 million credit facility, which was scheduled to mature in July 2016. No principal or interest was outstanding or accrued and unpaid under the prior credit facility on its termination date.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5% and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5% and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of January 30, 2016, the Company had $1.7 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of January 30, 2016, the Company could have borrowed up to $83.3 million under these agreements. As of January 30, 2016, the Company had no outstanding borrowings and $0.7 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.4% to 6.8%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $37.9 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Capital Lease
The Company leases a building in Florence, Italy under a capital lease which provides for minimum lease payments through May 1, 2016. As of January 30, 2016, the capital lease obligation was $4.0 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures on February 1, 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability was minimal as of January 30, 2016.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Share Repurchases
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the 2011 Share Repurchase Program. Repurchases under programs may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under programs and programs may be discontinued at any time, without prior notice. As of January 30, 2016, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $451.8 million of its common stock and no remaining authority to purchase shares under the 2011 Share Repurchase Program. During fiscal 2016 the Company repurchased 2,000,000 shares under the 2012 Share Repurchase Program at an aggregate cost of $44.0 million. There were no share repurchases during fiscal 2015. During fiscal 2014, the Company repurchased a total of 882,551 shares under the 2011 and 2012 Share Repurchase Programs at an aggregate cost of $22.1 million.
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
In fiscal 2014, the Company amended the SERP to limit the amount of eligible wages under the plan that count toward the SERP benefit for the active participant. As a result, the projected benefit obligation and unrecognized prior service cost were reduced by $4.5 million during fiscal 2014.
In fiscal 2016, the SERP was amended in connection with Paul Marciano’s transition from Chief Executive Officer to Executive Chairman of the Board and Chief Creative Officer. This amendment effectively eliminated any future salary progression by finalizing compensation levels for future benefits. Mr. Marciano will continue to be eligible to receive SERP benefits in the future in accordance with the amended terms of the SERP. Subsequent to this amendment, there are no employees considered actively participating under the terms of the SERP. As a result, the Company included an actuarial gain of $11.4 million before taxes in accumulated other comprehensive income

(loss) during fiscal 2016. In addition, the Company also recognized a curtailment gain of $1.7 million before taxes related to the accelerated amortization of the remaining prior service credit during fiscal 2016.
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $52.5 million and $53.6 million as of January 30, 2016 and January 31, 2015, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(1.8) million, $2.2 million and $3.6 million in other income and expense during fiscal 2016, fiscal 2015 and fiscal 2014, respectively. During fiscal 2016, the Company also recorded realized gains of $0.7 million in other income resulting from payout on the insurance policies. The projected benefit obligation was $53.4 million and $61.9 million as of January 30, 2016 and January 31, 2015, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $1.7 million and $1.3 million were made during fiscal 2016 and fiscal 2015, respectively.
Employee Stock Purchase Plan
In January 2002, the Company established a qualified employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. On January 23, 2002, the Company filed with the SEC a Registration Statement on Form S-8 registering 4,000,000 shares of common stock for the ESPP. Effective March 12, 2012, the ESPP was amended and restated to extend the term for an additional ten years. During the year ended January 30, 2016, 40,846 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $16.17 per share for a total of $0.7 million.
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
Loyalty Programs
The Company launched customer loyalty programs primarily in North America for its GUESS? factory outlet, G by GUESS, GUESS? and MARCIANO stores . Under the programs, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. In all of the programs, unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. The Company uses historical redemption rates to estimate the value of future award redemptions which are accrued in current liabilities and recorded as a reduction of net revenue in the period which the related revenue is recognized. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $4.6 million and $4.5 million as of January 30, 2016 and January 31, 2015, respectively. Future revisions to the estimated liability may result in changes to net revenue.

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
Share-Based Compensation
The Company recognizes compensation expense for all share-based awards granted based on the grant date fair value. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model and involves several assumptions, including the risk-free interest rate, expected volatility, dividend yield, expected life and forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected stock price volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company’s common stock. The expected dividend yield is based on the Company’s history and expectations of dividend payouts. The expected life is determined based on historical trends. The expected forfeiture rate is determined based on historical data. Compensation expense for nonvested stock options and stock awards/units is recognized on a straight-line basis over the vesting period.
In addition, the Company has granted certain nonvested stock awards/units and stock options that require the recipient to achieve certain minimum performance targets in order for these awards to vest. Vesting is also subject to continued service requirements through the vesting date. If the minimum performance targets are not expected to be achieved, no expense is recognized during the period.
The Company has also granted certain nonvested stock units which are subject to market-based performance targets in order for these units to vest. Vesting is also subject to continued service requirements through the vesting date. The grant date fair value for such nonvested stock units was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. Compensation expense for such nonvested stock units is recognized on a straight-line basis over the vesting period, regardless of whether the market condition is satisfied.
During fiscal 2016, the Company granted certain restricted stock units which vested immediately but are considered contingently returnable as a result of certain service conditions. Compensation expense for these restricted stock units is recognized on a straight-line basis over the implied service period.
Derivatives
Foreign Exchange Currency Contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these hedges.
The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea and Mexico are denominated in U.S. dollars and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange currency contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions. Changes in the fair value of forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales or other income and expenses in the period which approximates the time the hedged merchandise inventory is sold or the hedged intercompany liability is incurred.
Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries. Changes in the fair value of these U.S. dollar forward contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are not recognized in earnings until the sale or liquidation of the hedged net investment.
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings as part of other income and expense.
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into an interest rate swap agreement to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of this contract is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate capital lease obligation, thus reducing the impact of interest rate changes on future interest payment cash flows. As of January 30, 2016, this agreement was not designated as a hedge for accounting purposes. Changes in the fair value of interest rate swap agreements not designated as hedging instruments are reported in net earnings as part of other income and expense.
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

Valuation of Goodwill, Intangible and Other Long-Lived Assets
The Company assesses the impairment of its long-lived assets (i.e., goodwill, intangible assets and property and equipment), which requires the Company to make assumptions and judgments regarding the carrying value of these assets on an annual basis, or more frequently if events or changes in circumstances indicate that the assets might be impaired. For goodwill, determination of impairment is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. The Company has identified its Americas Retail and Americas Wholesale segments and its European wholesale and European retail components of its Europe segment as separate reporting units for goodwill impairment testing since each have different economic characteristics. For long-lived assets (other than goodwill), the Company considers each individual retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software and certain long-term security deposits and lease acquisition costs. The Company reviews retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting one year allows a retail location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for retail locations in new markets, where the Company is in the early stages of establishing its presence, once the locations have been opened for at least two years. The Company believes that waiting two years allows for brand awareness to be established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future.
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
Pension Benefit Plan Actuarial Assumptions
The Company’s pension obligations and related costs are calculated using actuarial concepts, within the authoritative guidance framework. The Company uses the corridor approach to amortize unrecognized actuarial gains or losses over the average remaining service life of active participants. The life expectancy, estimated retirement age, discount rate, estimated future compensation and expected return on plan assets are important elements of expense and/or liability measurement. These critical assumptions are evaluated annually which enables expected future payments for benefits to be stated at present value on the measurement date. If actual results are not consistent with actuarial assumptions, the amounts recognized for the defined benefit plans could change significantly. Refer to Note 12 to the Consolidated Financial Statements for detail regarding the Company’s defined benefit plans.

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
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. In March 2016, the FASB issued additional authoritative guidance to provide clarification on principal versus agent considerations included within the new revenue recognition standard. The standard (including the clarification guidance issued in March 2016) is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption. Early adoption is permitted for fiscal periods beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures, including the choice of application method upon adoption.
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
In January 2016, the FASB issued authoritative guidance which requires equity investments not accounted for under the equity method of accounting or consolidation accounting to be measured at fair value, with subsequent changes in fair value recognized in net income. This guidance also addresses other recognition, measurement, presentation and disclosure requirements for financial instruments. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance in its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, and requires modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures, but expects there will be a significant increase in its long-term assets and liabilities resulting from the adoption.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the year ended January 30, 2016 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors.”
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
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2016, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$134.0 million and US$73.7 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of January 30, 2016, the Company had forward contracts outstanding for its European and Canadian operations of US$106.3 million and US$48.2 million, respectively, which are expected to mature over the next 18 months. The Company’s derivative financial instruments are recorded in its consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of January 30, 2016, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $7.3 million, net of tax, of which $6.2 million will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values. As of January 30, 2016, the net unrealized gain of the remaining open forward contracts recorded in the Company’s consolidated balance sheet was approximately $7.4 million.
At January 31, 2015, the Company had forward contracts outstanding for its European and Canadian operations of US$50.8 million and US$24.5 million, respectively, that were designated as cash flow hedges. At January 31, 2015, the net unrealized gain of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately $6.6 million.
The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Jan 30, 2016	Year Ended Jan 31, 2015
Beginning balance gain (loss)	$7,157	$(113)
Net gains from changes in cash flow hedges	7,944	6,734
Net (gains) losses reclassified to earnings	(7,849)	536
Ending balance gain	$7,252	$7,157
Derivatives Not Designated as Hedging Instruments
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings as part of other income and expense. For the year ended January 30, 2016, the Company recorded a net gain of $4.3 million for its euro and Canadian dollar foreign currency contracts not designated as hedges, which has been included in other income. As of January 30, 2016, the Company had euro foreign exchange currency contracts to purchase US$54.8 million expected to mature over the next 12 months and Canadian dollar foreign exchange currency contracts to purchase US$25.8 million expected to mature over the next 11 months. As of January 30, 2016, the net unrealized gain of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately $2.0 million.
At January 31, 2015, the Company had euro foreign exchange currency contracts to purchase US$59.3 million and Canadian dollar foreign exchange currency contracts to purchase US$19.9 million. At January 31, 2015, the net unrealized gain of these open forward contracts recorded in the Company’s consolidated balance sheet was approximately $8.9 million.
Sensitivity Analysis
As of January 30, 2016, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$235.1 million, the fair value of the instruments would have decreased by $26.1 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $21.4 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.

Interest Rate Risk
As of January 30, 2016, approximately 63% of the Company’s total indebtedness related to a capital lease obligation, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of 3.55% that matures on February 1, 2016. Changes in the related interest rate that result in an unrealized gain or loss on the fair value of the swap are reported in other income or expense. The change in the unrealized fair value of the interest swap increased other income, net by $0.2 million during fiscal year 2016. The majority of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the year ended January 30, 2016.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of January 30, 2016 and January 31, 2015, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
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
The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2016.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements as of and for the fiscal year ended January 30, 2016 included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
We have audited Guess?, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Guess?, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Guess?, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Guess?, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 30, 2016 and our report dated March 25, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 25, 2016

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

Guess?, Inc.
Form 10-K
Index to Consolidated Financial Statements and Financial Statement Schedule

1	Report of Independent Registered Public Accounting Firm	F-2

2	Consolidated Financial Statements

	Consolidated Balance Sheets at January 30, 2016 and January 31, 2015	F-3

	Consolidated Statements of Income for the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014	F-4

	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014	F-5

	Consolidated Statements of Stockholders’ Equity for the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014	F-6

	Consolidated Statements of Cash Flows for the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014	F-7

	Notes to Consolidated Financial Statements	F-8

3	Consolidated Financial Statement Schedule—Valuation and Qualifying Accounts for the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014	F-50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Guess?, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Guess?, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 30, 2016. Our audits also included the financial statement schedule listed in the Index at ITEM 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guess?, Inc. and subsidiaries at January 30, 2016 and January 31, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Guess?, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 25, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
March 25, 2016

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 30, 2016	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$445,480	$483,483
Accounts receivable, net	222,359	216,205
Inventories	311,704	319,078
Other current assets	56,709	73,533
Total current assets	1,036,252	1,092,299
Property and equipment, net	255,344	259,524
Goodwill	33,412	34,133
Other intangible assets, net	7,269	9,745
Deferred tax assets	83,613	87,807
Other assets	122,858	117,897
	$1,538,748	$1,601,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$4,024	$1,548
Accounts payable	177,505	159,924
Accrued expenses	145,530	140,494
Total current liabilities	327,059	301,966
Long-term debt and capital lease obligations	2,318	6,165
Deferred rent and lease incentives	76,968	81,761
Other long-term liabilities	95,858	117,630
	502,203	507,522
Redeemable noncontrolling interests	5,252	4,437

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 140,028,937 and 139,559,000 shares, outstanding 83,833,937 and 85,323,154 shares, as of January 30, 2016 and January 31, 2015, respectively	838	853
Paid-in capital	468,574	453,546
Retained earnings	1,269,775	1,265,524
Accumulated other comprehensive loss	(158,054)	(127,065)
Treasury stock, 56,195,000 and 54,235,846 shares as of January 30, 2016 and January 31, 2015, respectively	(562,658)	(519,002)
Guess?, Inc. stockholders’ equity	1,018,475	1,073,856
Nonredeemable noncontrolling interests	12,818	15,590
Total stockholders’ equity	1,031,293	1,089,446
	$1,538,748	$1,601,405
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Product sales	$2,100,454	$2,306,534	$2,451,580
Net royalties	103,857	111,139	118,206
Net revenue	2,204,311	2,417,673	2,569,786
Cost of product sales	1,416,881	1,549,788	1,593,652
Gross profit	787,430	867,885	976,134
Selling, general and administrative expenses	666,080	741,973	741,105
Restructuring charges	—	—	12,442
Earnings from operations	121,350	125,912	222,587
Other income (expense):
Interest expense	(1,953)	(2,370)	(1,923)
Interest income	1,045	1,438	2,015
Other income, net	6,837	18,028	10,280
	5,929	17,096	10,372

Earnings before income tax expense	127,279	143,008	232,959
Income tax expense	42,464	45,824	75,248
Net earnings	84,815	97,184	157,711
Net earnings attributable to noncontrolling interests	2,964	2,614	4,277
Net earnings attributable to Guess?, Inc.	$81,851	$94,570	$153,434

Net earnings per common share attributable to common stockholders (Note 18):
Basic	$0.97	$1.11	$1.81
Diluted	$0.96	$1.11	$1.80
Weighted average common shares outstanding attributable to common stockholders (Note 18):
Basic	84,264	84,604	84,271
Diluted	84,525	84,837	84,522

Dividends declared per common share	$0.90	$0.90	$0.80
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended	Year Ended	Year Ended
	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Net earnings	$84,815	$97,184	$157,711
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Losses arising during the period	(37,744)	(116,707)	(18,642)
Reclassification to net earnings for losses realized	—	—	217
Derivative financial instruments designated as cash flow hedges
Gains arising during the period	9,801	7,884	4,965
Less income tax effect	(1,857)	(1,150)	(873)
Reclassification to net earnings for (gains) losses realized	(9,147)	107	(3,059)
Less income tax effect	1,298	429	636
Marketable securities
Losses arising during the period	(19)	(80)	(11)
Less income tax effect	7	28	4
Reclassification to net earnings for gains realized	—	(87)	—
Less income tax effect	—	33	—
Defined benefit plans
Actuarial gains (losses)	8,366	(8,966)	1,751
Plan amendment	167	—	4,529
Foreign currency and other adjustments	274	—	—
Less income tax effect	(3,339)	2,610	(2,465)
Actuarial loss amortization	924	1,002	1,108
Prior service (credit) cost amortization	(97)	(233)	194
Curtailment	(1,651)	—	—
Less income tax effect	367	(275)	(498)
Total comprehensive income (loss)	52,165	(18,221)	145,567
Less comprehensive income attributable to noncontrolling interests:
Net earnings	2,964	2,614	4,277
Foreign currency translation adjustment	(1,661)	(2,141)	(804)
Amounts attributable to noncontrolling interests	1,303	473	3,473
Comprehensive income (loss) attributable to Guess?, Inc.	$50,862	$(18,694)	$142,094
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Guess?, Inc. Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Nonredeemable Noncontrolling Interests	Total
Balance at February 2, 2013	85,367,984	$853	$423,387	$1,162,982	$(2,461)	53,444,098	$(497,769)	$13,876	$1,100,868
Net earnings	—	—	—	153,434	—	—	—	4,277	157,711
Foreign currency translation adjustment	—	—	—	—	(17,621)	—	—	(804)	(18,425)
Gain on derivative financial instruments designated as cash flow hedges	—	—	—	—	1,669	—	—	—	1,669
Loss on marketable securities	—	—	—	—	(7)	—	—	—	(7)
Plan amendment, prior service cost amortization and actuarial valuation gain (loss) and related amortization on defined benefit plans	—	—	—	—	4,619	—	—	—	4,619
Issuance of common stock under stock compensation plans including tax effect	433,647	6	2,398	—	—	—	—	—	2,404
Issuance of stock under Employee Stock Purchase Plan	43,265	—	569	—	—	(43,265)	411	—	980
Share-based compensation	—	—	13,379	570	—	—	—	—	13,949
Dividends	—	—	—	(68,215)	—	—	—	—	(68,215)
Share repurchases	(882,551)	(9)	9	—	—	882,551	(22,099)	—	(22,099)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(1,877)	(1,877)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(1,591)	—	—	—	—	(1,591)
Balance at February 1, 2014	84,962,345	$850	$439,742	$1,247,180	$(13,801)	54,283,384	$(519,457)	$15,472	$1,169,986
Net earnings	—	—	—	94,570	—	—	—	2,614	97,184
Foreign currency translation adjustment	—	—	—	—	(114,566)	—	—	(2,141)	(116,707)
Gain on derivative financial instruments designated as cash flow hedges	—	—	—	—	7,270	—	—	—	7,270
Loss on marketable securities	—	—	—	—	(106)	—	—	—	(106)
Prior service credit amortization and actuarial valuation loss and related amortization on defined benefit plans	—	—	—	—	(5,862)	—	—	—	(5,862)
Issuance of common stock under stock compensation plans including tax effect	313,271	3	(1,940)	—	—	—	—	—	(1,937)
Issuance of stock under Employee Stock Purchase Plan	47,538	—	553	—	—	(47,538)	455	—	1,008
Share-based compensation	—	—	15,191	151	—	—	—	—	15,342
Dividends	—	—	—	(76,982)	—	—	—	—	(76,982)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(355)	(355)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	605	—	—	—	—	605
Balance at January 31, 2015	85,323,154	$853	$453,546	$1,265,524	$(127,065)	54,235,846	$(519,002)	$15,590	$1,089,446
Net earnings	—	—	—	81,851	—	—	—	2,964	84,815
Foreign currency translation adjustment	—	—	—	—	(36,083)	—	—	(1,661)	(37,744)
Gain on derivative financial instruments designated as cash flow hedges	—	—	—	—	95	—	—	—	95
Loss on marketable securities	—	—	—	—	(12)	—	—	—	(12)
Actuarial valuation gain (loss) and related amortization, plan amendment, curtailment and prior service credit amortization on defined benefit plans	—	—	—	—	5,011	—	—	—	5,011
Issuance of common stock under stock compensation plans including tax effect	469,937	5	(4,028)	—	—	—	—	—	(4,023)
Issuance of stock under Employee Stock Purchase Plan	40,846	—	263	—	—	(40,846)	397	—	660
Share-based compensation	—	—	18,773	107	—	—	—	—	18,880
Dividends	—	—	—	(77,287)	—	—	—	—	(77,287)
Share repurchases	(2,000,000)	(20)	20	—	—	2,000,000	(44,053)	—	(44,053)
Noncontrolling interest capital distribution	—	—	—	—	—	—	—	(4,075)	(4,075)
Redeemable noncontrolling interest redemption value adjustment	—	—	—	(420)	—	—	—	—	(420)
Balance at January 30, 2016	83,833,937	$838	$468,574	$1,269,775	$(158,054)	56,195,000	$(562,658)	$12,818	$1,031,293
See accompanying notes to consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Cash flows from operating activities:
Net earnings	$84,815	$97,184	$157,711
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	68,588	82,066	85,817
Amortization of intangible assets	2,096	2,994	2,552
Share-based compensation expense	18,880	15,342	13,949
Unrealized forward contract gains	(1,937)	(7,949)	(562)
Deferred income taxes	723	(7,976)	(17,804)
Net (gain) loss on disposition of long-term assets and property and equipment	(4,255)	23,690	16,337
Other items, net	3,442	(4,447)	(2,321)
Changes in operating assets and liabilities:
Accounts receivable	(5,970)	31,113	38,005
Inventories	(2,179)	2,264	17,162
Prepaid expenses and other assets	(306)	(8,945)	35,368
Accounts payable and accrued expenses	33,510	(54,847)	(22,653)
Deferred rent and lease incentives	(3,384)	(5,683)	(3,616)
Other long-term liabilities	(14,594)	(10,980)	7,997
Net cash provided by operating activities	179,429	153,826	327,942
Cash flows from investing activities:
Purchases of property and equipment	(83,844)	(71,498)	(75,438)
Changes in other assets	2,415	5,298	5,761
Proceeds from maturity and sale of investments	—	5,598	6,826
Acquisition of businesses, net of cash acquired	(1,330)	(887)	(1,648)
Net cash settlement of forward contracts	9,014	3,658	1,423
Net cash used in investing activities	(73,745)	(57,831)	(63,076)
Cash flows from financing activities:
Payment of debt issuance costs	(1,072)	—	—
Proceeds from borrowings	948	1,707	3,103
Repayment of capital lease obligations and borrowings	(1,518)	(4,561)	(1,474)
Dividends paid	(76,860)	(77,005)	(68,218)
Noncontrolling interest capital contributions	871	—	1,199
Noncontrolling interest capital distributions	(4,075)	(355)	(1,877)
Issuance of common stock, net of tax withholdings on vesting of stock awards	(2,220)	87	3,861
Excess tax benefits from share-based compensation	239	440	698
Purchase of treasury stock	(44,053)	—	(22,099)
Net cash used in financing activities	(127,740)	(79,687)	(84,807)
Effect of exchange rates on cash and cash equivalents	(15,947)	(35,770)	(6,135)
Net change in cash and cash equivalents	(38,003)	(19,462)	173,924
Cash and cash equivalents at the beginning of the year	483,483	502,945	329,021
Cash and cash equivalents at the end of the year	$445,480	$483,483	$502,945

Supplemental cash flow data:
Interest paid	$868	$1,556	$1,460
Income taxes paid	$31,188	$78,122	$112,996
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
Fiscal Year
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. All references herein to “fiscal 2016,” “fiscal 2015” and “fiscal 2014” represent the results of the 52-week fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively. References to “fiscal 2017” represent the 52-week fiscal year ending January 28, 2017.
Reclassifications
The Company has made certain reclassifications to the consolidated financial statements and related disclosures for the years ended January 31, 2015 and February 1, 2014 to conform to current period presentation. These reclassifications had no impact on previously reported results from operations or net cash provided by operating activities.
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
Business Segment Reporting
Where applicable, the Company reports information about business segments and related disclosures about products and services, geographic areas and major customers. The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Europe, Asia, Americas Wholesale and Licensing. In fiscal 2016, the Company changed the names of its “North American Retail” and “North American Wholesale” segments to “Americas Retail” and “Americas Wholesale” to better reflect that these segments are inclusive of its operations in North America as well as Central and South America. There have been no changes to the underlying reporting in either segment. The Company’s operating segments are the same as its reportable segments. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and its retail operations in South America. The Europe segment includes the Company’s wholesale, retail and e-commerce operations in Europe

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 17.
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
Net Royalty Revenue
Royalty revenue is based upon a percentage, as defined in the underlying agreement, of the licensee’s actual net sales or minimum net sales, whichever is greater. The Company may receive special payments in consideration of the grant of license rights. These payments are recognized ratably as revenue over the term of the license agreement. The unrecognized portion of upfront payments is included in deferred royalties in accrued expenses and other long-term liabilities depending on the short or long-term nature of the payments to be recognized. As of January 30, 2016, the Company had $14.0 million and $16.0 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively. This compares to $15.1 million and $30.0 million of deferred royalties included in accrued expenses and other long-term liabilities, respectively, at January 31, 2015.
Gift Cards
Gift card breakage is income recognized due to the non-redemption of a portion of gift cards sold by the Company for which a liability was recorded in prior periods. Gifts cards are mainly used in the U.S. and Canada. The Company issues gift cards through one of its subsidiaries and is not required by law to escheat the value of unredeemed gift cards to the state in which the subsidiary is domiciled. Estimated breakage amounts are accounted for under the redemption recognition method and are classified as additional net revenues as the gift cards are redeemed. The Company’s gift card breakage rate is approximately 5.4% and 4.6% for the U.S. retail business and Canadian retail business, respectively, based upon historical redemption patterns, which represents the cumulative estimated amount of gift card breakage from the inception of the electronic gift card program in late 2002. Based upon historical redemption trends, the Company recognizes estimated gift card breakage as a component of net revenue in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. In fiscal 2016, fiscal 2015 and fiscal 2014, the Company recognized $0.5 million, $1.1 million and $0.8 million of gift card breakage to revenue, respectively. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods.
Loyalty Programs
The Company launched customer loyalty programs primarily in North America for its GUESS? factory outlet, G by GUESS, GUESS? and MARCIANO stores . Under the programs, customers accumulate points based on purchase activity. Once a loyalty program member achieves a certain point level, the member earns awards that may only be redeemed for merchandise. In all of the programs, unredeemed points generally expire after six months without additional purchase activity and unredeemed awards generally expire after two months. The Company uses historical redemption rates to estimate the value of future award redemptions which are accrued in current liabilities and

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded as a reduction of net revenue in the period which the related revenue is recognized. The aggregate dollar value of the loyalty program accruals included in accrued expenses was $4.6 million and $4.5 million as of January 30, 2016 and January 31, 2015, respectively. Future revisions to the estimated liability may result in changes to net revenue.
Classification of Certain Costs and Expenses
The Company includes inbound freight charges, purchasing costs and related overhead, retail store occupancy costs, including rent and depreciation, and a portion of the Company’s distribution costs related to its retail business in cost of product sales. Distribution costs related primarily to the wholesale business are included in selling, general and administrative (“SG&A”) expenses and amounted to $24.2 million, $28.8 million and $31.7 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The Company also includes store selling, selling and merchandising, advertising, design and other corporate overhead costs as a component of SG&A expenses.
The Company classifies amounts billed to customers for shipping fees as revenues and classifies costs related to shipping as cost of product sales in the accompanying consolidated statements of income.
Advertising and Marketing Costs
The Company expenses the cost of advertising as incurred. Advertising and marketing expenses charged to operations for fiscal 2016, fiscal 2015 and fiscal 2014 were $31.6 million, $40.0 million and $45.0 million, respectively.
Share-Based Compensation
The Company recognizes compensation expense for all share-based awards granted based on the grant date fair value. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model and involves several assumptions, including the risk-free interest rate, expected volatility, dividend yield, expected life and forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected stock price volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company’s common stock. The expected dividend yield is based on the Company’s history and expectations of dividend payouts. The expected life is determined based on historical trends. The expected forfeiture rate is determined based on historical data. Compensation expense for nonvested stock options and stock awards/units is recognized on a straight-line basis over the vesting period.
In addition, the Company has granted certain nonvested stock awards/units and stock options that require the recipient to achieve certain minimum performance targets in order for these awards to vest. Vesting is also subject to continued service requirements through the vesting date. If the minimum performance targets are not expected to be achieved, no expense is recognized during the period.
The Company has also granted certain nonvested stock units which are subject to market-based performance targets in order for these units to vest. Vesting is also subject to continued service requirements through the vesting date. The grant date fair value for such nonvested stock units was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. Compensation expense for such nonvested stock units is recognized on a straight-line basis over the vesting period, regardless of whether the market condition is satisfied.
During fiscal 2016, the Company granted certain restricted stock units which vested immediately but are considered contingently returnable as a result of certain service conditions. Compensation expense for these restricted stock units is recognized on a straight-line basis over the implied service period.
Foreign Currency
Foreign Currency Translation Adjustment
The local selling currency is typically the functional currency for all of the Company’s significant international operations. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from foreign currencies into U.S. dollars at period-end rates, while income and expenses are translated at

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the weighted average exchange rates for the period. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss) within stockholders’ equity. In addition, the Company records foreign currency translation adjustments related to its noncontrolling interests within stockholders’ equity. Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries (see below). Changes in the fair values of these foreign exchange currency contracts, designated as net investment hedges, are recorded in foreign currency translation adjustment as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The total foreign currency translation adjustment decreased stockholders’ equity by $37.7 million, from an accumulated foreign currency translation loss of $124.4 million as of January 31, 2015 to an accumulated foreign currency translation loss of $162.1 million as of January 30, 2016.
Foreign Currency Transaction Gains and Losses
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, including gains and losses on foreign currency contracts (see below), are included in the consolidated statements of income. Net foreign currency transaction gains included in the determination of net earnings were $10.0 million, $13.8 million and $6.3 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
Derivatives
Foreign Exchange Currency Contracts
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
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into an interest rate swap agreement to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of this contract is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate capital lease obligation, thus reducing the impact of interest rate changes on future interest payment

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash flows. As of January 30, 2016, this agreement was not designated as a hedge for accounting purposes. Changes in the fair value of interest rate swap agreements not designated as hedging instruments are reported in net earnings as part of other income and expense.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, the effective portion of the change in the fair value of cash flow hedges, unrealized gains or losses on available-for-sale securities and defined benefit plan impact from actuarial valuation gains or losses and related amortization, plan amendment, prior service credit or cost amortization and curtailment. Comprehensive income (loss) is presented in the consolidated statements of comprehensive income (loss).
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Securities
The Company accounts for its investment securities in accordance with authoritative guidance which requires investments to be classified into one of three categories based on management’s intent: held-to-maturity securities, available-for-sale securities and trading securities. Held-to-maturity securities are recorded at their amortized cost. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Trading securities are recorded at market value with unrealized gains and losses reported in net earnings. The appropriate classification of investment securities is determined at the time of purchase and reevaluated at each balance sheet date. The Company currently accounts for its investment securities as available-for-sale. There were minimal investment securities included in other assets in the Company’s consolidated balance sheet as of January 30, 2016.
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
The Company is also exposed to concentrations of credit risk through its accounts receivable balances. The Company extends credit to corporate customers based upon an evaluation of the customer’s financial condition and credit history and generally requires no collateral but does obtain credit insurance when considered appropriate. As of January 30, 2016, approximately 55% of the Company’s total net trade accounts receivable and 70% of its European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. The Company’s credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. The Company maintains allowances for doubtful accounts for estimated losses that result from the inability of its wholesale customers to make their required payments. The Company bases its allowances on analysis of the aging of accounts receivable at the date of the financial statements, assessments of historical collection trends, an evaluation of the impact of current economic conditions and whether the Company has obtained credit insurance or other guarantees. The Company’s corporate customers are principally located throughout Europe, the Americas and Asia, and their ability to pay amounts due to the Company may be dependent on the prevailing economic conditions of their geographic region. However, such credit risk is considered limited due to the Company’s large customer base. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based on these evaluations. The Company’s credit losses for the periods presented were immaterial and did not significantly exceed management’s estimates. The Company’s two largest wholesale customers accounted for approximately 3.4%, 3.6% and 3.3% of the Company’s consolidated net revenue in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and Amortization
Depreciation and amortization of property and equipment, which includes depreciation of the property under the capital lease, and purchased intangibles are provided using the straight-line method over the following useful lives:

Building and building improvements including properties under capital lease	10 to 39 years
Land improvements	5 years
Furniture, fixtures and equipment	2 to 10 years
Purchased intangibles	4 to 20 years
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
Goodwill is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level which may be either an operating segment or one level below an operating segment if discrete financial information is available. Two or more reporting units within an operating segment may be aggregated for impairment testing if they have similar economic characteristics. The Company has identified its Americas Retail and Americas Wholesale segments and its European wholesale and European retail components of its Europe segment as separate reporting units for goodwill impairment testing since each have different economic characteristics. In accordance with authoritative guidance, the Company first assesses qualitative factors relevant in determining whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts. Based on this analysis, the Company determines whether it is necessary to perform a quantitative impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the amount of any impairment loss to be recognized for that reporting unit is determined using two steps. First, the Company determines the fair value of the reporting unit using a discounted cash flow analysis, which requires unobservable inputs (Level 3) within the fair value hierarchy as defined in Note 20. These inputs include selection of an appropriate discount rate and the amount and timing of expected future cash flows. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with authoritative guidance.
Other Assets
Other assets mainly relate to the Company’s investments in insurance policies held in rabbi trusts to fund expected obligations arising under its non-qualified supplemental executive retirement and deferred compensation plans. Refer to Notes 12 and 15 for further information regarding these investments.
In addition, other assets also relate to security and key money deposits to secure prime retail store locations, investments treated under the equity or cost method of accounting and receivables related to refundable value-added tax payments mainly from European taxing authorities.
Defined Benefit Plans
In accordance with authoritative guidance for defined benefit pension and other postretirement plans, an asset for a plan’s overfunded status or a liability for a plan’s underfunded status is recognized in the consolidated balance sheets; plan assets and obligations that determine the plan’s funded status are measured as of the end of the Company’s fiscal year; and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in other comprehensive income (loss) as a separate component of stockholders’ equity.
The Company’s pension obligations and related costs are calculated using actuarial concepts, within the authoritative guidance framework, and are considered Level 3 inputs as defined in Note 20. The Company uses the corridor approach to amortize unrecognized actuarial gains or losses over the average remaining service life of active participants. The life expectancy, estimated retirement age, discount rate, estimated future compensation and expected return on plan assets are important elements of expense and/or liability measurement. These critical assumptions are evaluated annually which enables expected future payments for benefits to be stated at present value on the measurement date. If actual results are not consistent with actuarial assumptions, the amounts recognized for the defined benefit plans could change significantly.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(2) New Accounting Guidance
Changes in Accounting Policies
In April 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which raises the threshold for disposals to qualify as discontinued operations. Under this new guidance, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. The Company adopted this guidance effective February 1, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements for the fiscal year ended January 30, 2016.
In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. The Company elected to early adopt this guidance in the fourth quarter of fiscal 2016. The adoption of this guidance did not impact the Company’s consolidated financial statements or related disclosures.
In November 2015, the FASB issued authoritative guidance to simplify the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as long-term on the balance sheet. The Company elected to early adopt this guidance in the fourth quarter of fiscal 2016 and accordingly has classified its net deferred tax assets as long-term in its consolidated balance sheets as of January 30, 2016 and January 31, 2015.
Recently Issued Accounting Guidance
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. In March 2016, the FASB issued additional authoritative guidance to provide clarification on principal versus agent considerations included within the new revenue recognition standard. The standard (including the clarification guidance issued in March 2016) is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption. Early adoption is permitted for fiscal periods beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures, including the choice of application method upon adoption.
In February 2015, the FASB issued authoritative guidance which modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In January 2016, the FASB issued authoritative guidance which requires equity investments not accounted for under the equity method of accounting or consolidation accounting to be measured at fair value, with subsequent changes in fair value recognized in net income. This guidance also addresses other recognition, measurement, presentation and disclosure requirements for financial instruments. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued a comprehensive new lease standard which will supersede previous lease guidance. The standard requires a lessee to recognize assets and liabilities related to long-term leases that were classified as operating leases under previous guidance in its balance sheet. An asset would be recognized related to the right to use the underlying asset and a liability would be recognized related to the obligation to make lease payments over the term of the lease. The standard also requires expanded disclosures surrounding leases. The standard is effective for fiscal periods beginning after December 15, 2018, which will be the Company’s first quarter of fiscal 2020, and requires modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures, but expects there will be a significant increase in its long-term assets and liabilities resulting from the adoption.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Jan 30, 2016	Jan 31, 2015
Trade	$222,972	$229,618
Royalty	16,443	10,118
Other	16,493	8,389
	255,908	248,125
Less allowances	33,549	31,920
	$222,359	$216,205
Accounts receivable consists of trade receivables relating primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations and certain other receivables. Other receivables generally relate to amounts due to the Company that result from activities that are not related to the direct sale of the Company’s products or collection of royalties. The accounts receivable allowance includes allowances for doubtful accounts, wholesale sales returns and wholesale markdowns. Retail sales returns allowances are included in accrued expenses.
(4) Inventories
Inventories consist of the following (in thousands):

	Jan 30, 2016	Jan 31, 2015
Raw materials	$2,043	$4,548
Work in progress	92	77
Finished goods	309,569	314,453
	$311,704	$319,078
The above balances include an allowance to write down inventories to the lower of cost or market of $15.9 million and $19.7 million as of January 30, 2016 and January 31, 2015, respectively.
(5) Property and Equipment
Property and equipment is summarized as follows (in thousands):

	Jan 30, 2016	Jan 31, 2015
Land and land improvements	$2,750	$2,866
Building and building improvements	29,501	3,471
Leasehold improvements	354,524	386,374
Furniture, fixtures and equipment	343,537	356,960
Construction in progress	7,307	11,417
Properties under capital lease	18,421	19,190
	756,040	780,278
Less accumulated depreciation and amortization	500,696	520,754
	$255,344	$259,524
During the fourth quarter of fiscal 2016, the Company purchased, for approximately $28.8 million, the facility that houses its U.S. distribution center.
Construction in progress represents the costs associated with the construction in progress of leasehold improvements to be used in the Company’s operations, primarily for new and remodeled stores in retail operations. No interest costs were capitalized related to construction in progress during fiscal 2016, fiscal 2015 and fiscal 2014.
The accumulated depreciation and amortization related to the property under the capital lease was approximately $6.2 million and $5.8 million as of January 30, 2016 and January 31, 2015, respectively, and was included in

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

depreciation expense when recognized. See Notes 8 and 14 for information regarding the associated capital lease obligations.
Impairment
The Company recorded impairment charges of $2.3 million, $24.8 million and $8.8 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The impairment charges related primarily to the impairment of certain retail locations in North America and Europe resulting from under-performance and expected store closures during each of the respective periods. These impairment charges, which exclude impairment charges incurred during fiscal 2014 related to restructuring activities, were included in SG&A expenses in the Company’s consolidated statements of income for each of the respective periods. Refer to Note 9 for more information regarding impairment charges related to restructuring activities.
Impairments to long-lived assets are summarized as follows (in thousands):

	Jan 30, 2016	Jan 31, 2015
Aggregate carrying value of all long-lived assets impaired	$2,469	$26,106
Less impairment charges	2,287	24,766
Aggregate remaining fair value of all long-lived assets impaired	$182	$1,340
The Company’s impairment evaluations included testing of 122 retail locations and 179 retail locations during fiscal 2016 and fiscal 2015, respectively, which were deemed to have impairment indicators. The Company concluded that 22 retail locations and 139 retail locations, respectively, were determined to be impaired, as the carrying amounts of the assets exceeded their estimated fair values (determined based on discounted cash flows) at each of the respective dates. Refer to Note 1 for a description of other assumptions that management considers in estimating the future discounted cash flows. If actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values, there may be additional exposure to future impairment losses that could be material to the Company’s results of operations.
(6) Goodwill and Intangible Assets
Goodwill activity is summarized by business segment as follows (in thousands):

	Americas Retail	Europe	Americas Wholesale	Total
Goodwill balance at February 1, 2014	$1,840	$27,167	$9,985	$38,992
Adjustments:
Disposal	—	(113)	—	(113)
Translation adjustments	(91)	(4,639)	(16)	(4,746)
Goodwill balance at January 31, 2015	1,749	22,415	9,969	34,133
Adjustments:
Acquisition	—	269	—	269
Translation adjustments	(56)	(925)	(9)	(990)
Goodwill balance at January 30, 2016	$1,693	$21,759	$9,960	$33,412
The Company has no accumulated impairment related to goodwill.
From time-to-time, the Company may acquire certain retail locations from its licensees which may result in the recognition of goodwill or other intangible assets. During fiscal 2016, the Company recognized goodwill of approximately $0.3 million related to the acquisition of a retail location from one of its European licensees.
Other intangible assets as of January 30, 2016 consisted primarily of lease and license acquisition costs related to European acquisitions. Gross intangible assets were $29.6 million and $32.0 million as of January 30, 2016 and January 31, 2015, respectively. The accumulated amortization of intangible assets with finite useful lives was $22.3 million for each of the years ended January 30, 2016 and January 31, 2015. For these assets, amortization expense

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

over the next five years is expected to be approximately $1.4 million in fiscal 2017, $1.2 million in fiscal 2018, $0.9 million in fiscal 2019, $0.7 million in fiscal 2020 and $0.6 million in fiscal 2021.
(7) Accrued Expenses
Accrued expenses are summarized as follows (in thousands):

	Jan 30, 2016	Jan 31, 2015
Accrued compensation and benefits	$58,861	$55,775
Sales and use taxes, property taxes and other indirect taxes	25,504	20,874
Deferred royalties and other revenue	14,252	15,490
Store credits, loyalty and gift cards	10,768	9,745
Professional and legal fees	10,548	4,988
Advertising	9,578	9,368
Retail sales returns allowance	2,445	2,113
Construction costs	2,276	5,376
Accrued rent	1,461	2,378
Restructuring charges	—	276
Other	9,837	14,111
	$145,530	$140,494
(8) Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Jan 30, 2016	Jan 31, 2015
European capital lease, maturing quarterly through May 2016	$4,024	$5,745
Other	2,318	1,968
	6,342	7,713
Less current installments	4,024	1,548
Long-term debt and capital lease obligations	$2,318	$6,165
Capital Lease
The Company leases a building in Florence, Italy under a capital lease which provides for minimum lease payments through May 1, 2016. As of January 30, 2016, the capital lease obligation was $4.0 million. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matures on February 1, 2016 and converts the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability was minimal as of January 30, 2016.
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash balances as of January 30, 2016, the Company could have borrowed up to approximately $148 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes. The Credit Facility replaced the Company’s previous $300 million credit facility, which was scheduled to mature in July 2016. No principal or interest was outstanding or accrued and unpaid under the prior credit facility on its termination date.

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
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5% and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5% and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of January 30, 2016, the Company had $1.7 million in outstanding standby letters of credit, no outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of January 30, 2016, the Company could have borrowed up to $83.3 million under these agreements. As of January 30, 2016, the Company had no outstanding borrowings and $0.7 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.4% to 6.8%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $37.9 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of capital lease obligations and debt as of January 30, 2016 are as follows (in thousands):

	Capital Lease	Debt	Total
Fiscal 2017	$4,024	$—	$4,024
Fiscal 2018	—	—	—
Fiscal 2019	—	492	492
Fiscal 2020	—	1,001	1,001
Fiscal 2021	—	825	825
Thereafter	—	—	—
Total	$4,024	$2,318	$6,342
(9) Restructuring Charges
During the first quarter of fiscal 2014, the Company implemented plans to streamline its structure and reduce expenses in both Europe and North America. During the second quarter of fiscal 2014, the Company expanded these plans to include the consolidation and streamlining of certain operations in Europe and Asia. The Company incurred total restructuring charges of $12.4 million under these plans related primarily to severance, impairment and lease termination costs during fiscal 2014. There were no restructuring charges incurred during fiscal 2016 and fiscal 2015 related to these plans. The Company does not expect future cash-related charges to be incurred as the actions under these plans were substantially completed during fiscal 2014. As of January 30, 2016, there were no amounts included in accrued expenses related to these restructuring activities as the Company completed payments for the remaining anticipated costs during fiscal 2016. At January 31, 2015, the Company had a balance of approximately $0.3 million in accrued expenses related to these restructuring activities.
The following table summarizes restructuring activities related primarily to severance during fiscal 2016 and fiscal 2015 (in thousands):

Total
Balance at February 1, 2014	$4,578
Cash payments	(2,952)
Foreign currency and other adjustments	(1,350)
Balance at January 31, 2015	$276
Cash payments	(172)
Foreign currency and other adjustments	(104)
Balance at January 30, 2016	$—
Recent Developments
In March 2016, the Company initiated a global cost reduction and restructuring plan to better align our global cost and organizational structure with our current strategic initiatives. Refer to Note 23 for further information on this restructuring plan.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for fiscal 2016, fiscal 2015 and fiscal 2014 are as follows (in thousands):

	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at February 2, 2013	$10,618	$(1,782)	$110	$(11,407)	$(2,461)
Gains (losses) arising during the period	(17,838)	4,092	(7)	3,815	(9,938)
Reclassification to net earnings for (gains) losses realized	217	(2,423)	—	804	(1,402)
Net other comprehensive income (loss)	(17,621)	1,669	(7)	4,619	(11,340)
Balance at February 1, 2014	$(7,003)	$(113)	$103	$(6,788)	$(13,801)
Gains (losses) arising during the period	(114,566)	6,734	(52)	(6,356)	(114,240)
Reclassification to net earnings for (gains) losses realized	—	536	(54)	494	976
Net other comprehensive income (loss)	(114,566)	7,270	(106)	(5,862)	(113,264)
Balance at January 31, 2015	$(121,569)	$7,157	$(3)	$(12,650)	$(127,065)
Gains (losses) arising during the period	(36,083)	7,944	(12)	5,468	(22,683)
Reclassification to net earnings for gains realized	—	(7,849)	—	(457)	(8,306)
Net other comprehensive income (loss)	(36,083)	95	(12)	5,011	(30,989)
Balance at January 30, 2016	$(157,652)	$7,252	$(15)	$(7,639)	$(158,054)

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings during fiscal 2016, fiscal 2015 and fiscal 2014 are as follows (in thousands):

				Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings
	Year Ended Jan 30, 2016	Year Ended Jan 31, 2015	Year Ended Feb 1, 2014
Foreign currency translation adjustment:
Liquidation of investment in a foreign entity	$—	$—	$217	Restructuring charges
	—	—	217
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	(8,314)	272	(3,050)	Cost of product sales
Foreign exchange currency contracts	(833)	(165)	(9)	Other income/expense
Less income tax effect	1,298	429	636	Income tax expense
	(7,849)	536	(2,423)
Marketable securities:
Available-for-sale securities	—	(87)	—	Other income/expense
Less income tax effect	—	33	—	Income tax expense
	—	(54)	—
Defined benefit plans:
Actuarial loss amortization	924	1,002	1,108	(1)
Prior service (credit) cost amortization	(97)	(233)	194	(1)
Curtailment	(1,651)	—	—	(1)
Less income tax effect	367	(275)	(498)	Income tax expense
	(457)	494	804
Total reclassifications during the period	$(8,306)	$976	$(1,402)
________________________________________________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic defined benefit pension cost. Refer to Note 12 for further information.
(11) Income Taxes
Income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Federal:
Current	$23,618	$37,802	$61,239
Deferred	4,038	(8,566)	(20,294)
State:
Current	3,864	6,242	6,202
Deferred	(296)	(3,262)	(1,627)
Foreign:
Current	14,259	9,756	25,611
Deferred	(3,019)	3,852	4,117
Total	$42,464	$45,824	$75,248

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Except where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as the Company intends to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax-effective to do so. That portion of accumulated undistributed earnings of foreign subsidiaries as of January 30, 2016 and January 31, 2015 was approximately $797 million and $772 million, respectively.
Actual income tax expense differs from expected income tax expense obtained by applying the statutory federal income tax rate to earnings before income taxes as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Computed “expected” tax expense	$44,547	$50,053	$81,536
State taxes, net of federal benefit	2,320	1,937	2,974
Non-U.S. tax expense less than federal statutory tax rate (1)	(6,991)	(5,955)	(11,260)
Valuation reserve (2)	3,024	3,284	1,085
Unrecognized tax benefit	1,123	471	6,856
Prior year tax adjustments	(2,944)	(2,955)	(3,489)
Other	1,385	(1,011)	(2,454)
Total	$42,464	$45,824	$75,248
________________________________________________________________________

(1)
The jurisdictional location of pre-tax income (loss) may represent a significant component of the Company’s effective tax rate as income tax rates outside the U.S. are generally lower than the U.S. statutory income tax rate. Furthermore, the impact of changes in the jurisdictional location of pre-tax income (loss) on the Company’s effective tax rate will be greater at lower levels of consolidated pre-tax income (loss). These amounts exclude the impact of net changes in valuation allowances, audit and other adjustments related to the Company’s non-U.S. operations, as they are reported separately in the appropriate corresponding line items in the table above. The impact on the Company’s effective tax rate was primarily related to the Company’s Swiss and Korean subsidiaries which have jurisdictional effective tax rates which range from 10% to 20% lower than the U.S. rates.

(2)	Amounts relate primarily to net operating losses in emerging markets in Asia and South America for which have full valuation reserves.
Total income tax expense (benefit) is allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Operations	$42,464	$45,824	$75,248
Stockholders’ equity	4,668	(660)	3,673
Total income tax expense	$47,132	$45,164	$78,921
The tax effects of the components of other comprehensive income (loss) are allocated as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Derivative financial instruments designated as cash flow hedges	$559	$721	$237
Marketable securities	(7)	(61)	(4)
Defined benefit plans	2,972	(2,335)	2,963
Total income tax expense (benefit)	$3,524	$(1,675)	$3,196

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total earnings before income tax expense and noncontrolling interests are comprised of the following (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Domestic operations	$90,141	$98,036	$140,153
Foreign operations	37,138	44,972	92,806
Earnings before income tax expense and noncontrolling interests	$127,279	$143,008	$232,959
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of January 30, 2016 and January 31, 2015 are presented below (in thousands):

	Jan 30, 2016	Jan 31, 2015
Deferred tax assets:
Defined benefit plans	$20,654	$23,901
Deferred compensation	14,729	12,416
Rent expense	12,545	12,672
Deferred income	10,923	15,953
Net operating losses	8,460	6,122
Lease incentives	6,865	6,179
Bad debt reserve	4,515	5,175
Accrued bonus	2,956	1,342
Uniform capitalization	1,929	1,927
Excess of book over tax depreciation/amortization	—	1,667
Other	23,538	15,453
Total deferred tax assets	107,114	102,807
Deferred tax liabilities:
Excess of tax over book depreciation/amortization	(4,259)	—
Goodwill amortization	(3,629)	(3,627)
Other	(5,029)	(3,872)
Valuation allowance	(10,584)	(7,501)
Net deferred tax assets	$83,613	$87,807
During the fourth quarter of fiscal 2016, the Company adopted authoritative guidance which simplifies the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as long-term on the balance sheet, and accordingly, the above net deferred tax assets have been classified as long-term in the Company’s consolidated balance sheets as of January 30, 2016 and January 31, 2015. As a result of the adoption of this new guidance, the Company reclassified $19.1 million from current to long-term as of January 31, 2015.
Based on the historical earnings of the Company and projections of future taxable earnings, management believes it is more likely than not that the results of operations will not generate sufficient taxable earnings to realize net deferred tax assets. Therefore, the Company has recorded a valuation allowance of $10.6 million, which is an increase of $3.1 million from the prior year.
As of January 30, 2016, the Company’s U.S. and certain retail operations in Asia, Europe and Brazil had net operating loss carryforwards of $30.3 million. These are comprised of $8.1 million of operating loss carryforwards that have an unlimited carryforward life, $13.5 million of foreign operating loss carryforwards that expire between fiscal 2019 and fiscal 2025 and $8.7 million of state operating loss carryforwards that expire between fiscal 2017 and fiscal 2035. Based on the historical earnings of these operations, management believes that it is more likely than not that some of the operations will not generate sufficient earnings to utilize all of the net operating loss. As of January 30, 2016 and January 31, 2015, the Company had a valuation allowance of $7.9 million and $5.4 million, respectively, related to its net operating loss carryforwards.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company and its subsidiaries are subject to U.S. federal and foreign income tax as well as income tax of multiple state and foreign local jurisdictions. From time-to-time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. Although the Company has substantially concluded all U.S. federal, foreign, state and foreign local income tax matters for years through fiscal 2009, as of January 30, 2016, several income tax audits were underway in multiple jurisdictions for various periods after fiscal 2009. The Company does not believe that the resolution of open matters will have a material effect on the Company’s financial position or liquidity.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefit (excluding interest and penalties) is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Beginning balance	$13,640	$10,900	$4,527
Additions:
Tax positions related to the prior year	496	4,224	—
Tax positions related to the current year	1,516	1,722	7,501
Reductions:
Tax positions related to the prior year	(1,650)	(55)	(1,128)
Tax positions related to the current year	(359)	(91)	—
Settlements	(505)	(599)	—
Expiration of statutes of limitation	(553)	(2,461)	—
Ending balance	$12,585	$13,640	$10,900
The amount of unrecognized tax benefit as of January 30, 2016 includes $11.1 million (net of federal benefit on state issues) which, if ultimately recognized, may reduce our future annual effective tax rate. As of January 30, 2016 and January 31, 2015, the Company had $13.9 million and $14.4 million, respectively, of aggregate accruals for uncertain tax positions, including penalties and interest.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company included interest and penalties related to uncertain tax positions of $0.6 million and $0.3 million in net income tax expense for fiscal 2016 and fiscal 2015, respectively. There were minimal interest and penalties related to uncertain tax positions included in net income tax expense for fiscal 2014. Total interest and penalties related to uncertain tax positions was $1.3 million and $0.7 million for the years ended January 30, 2016 and January 31, 2015, respectively.
(12) Defined Benefit Plans
The Company maintains two defined benefit plans for certain employees in the U.S. and Switzerland. In accordance with authoritative guidance for defined benefit pension and other postretirement plans, an asset for a plan’s overfunded status or a liability for a plan’s underfunded status is recognized in the consolidated balance sheets; plan assets and obligations that determine the plan’s funded status are measured as of the end of the Company’s fiscal year; and changes in the funded status of defined benefit postretirement plans are recognized in the year in which they occur. Such changes are reported in other comprehensive income (loss) as a separate component of stockholders’ equity.
The Company’s pension obligations and related costs are calculated using actuarial concepts, within the authoritative guidance framework, and are considered Level 3 inputs as defined in Note 20. The Company uses the corridor approach to amortize unrecognized actuarial gains or losses over the average remaining service life of active

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

participants. The life expectancy, estimated retirement age, discount rate, estimated future compensation and expected return on plan assets are important elements of expense and/or liability measurement. These critical assumptions are evaluated annually which enables expected future payments for benefits to be stated at present value on the measurement date. If actual results are not consistent with actuarial assumptions, the amounts recognized for the defined benefit plans could change significantly.
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
In fiscal 2014, the Company amended the SERP to limit the amount of eligible wages under the plan that count toward the SERP benefit for the active participant. As a result, the projected benefit obligation and unrecognized prior service cost were reduced by $4.5 million during fiscal 2014.
In fiscal 2016, the SERP was amended in connection with Paul Marciano’s transition from Chief Executive Officer to Executive Chairman of the Board and Chief Creative Officer. This amendment effectively eliminated any future salary progression by finalizing compensation levels for future benefits. Mr. Marciano will continue to be eligible to receive SERP benefits in the future in accordance with the amended terms of the SERP. Subsequent to this amendment, there are no employees considered actively participating under the terms of the SERP. As a result, the Company included an actuarial gain of $11.4 million before taxes in accumulated other comprehensive income (loss) during fiscal 2016. In addition, the Company also recognized a curtailment gain of $1.7 million before taxes related to the accelerated amortization of the remaining prior service credit during fiscal 2016.
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $52.5 million and $53.6 million as of January 30, 2016 and January 31, 2015, respectively, and were included in other assets in the Company’s consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(1.8) million, $2.2 million and $3.6 million in other income and expense during fiscal 2016, fiscal 2015 and fiscal 2014, respectively. During fiscal 2016, the Company also recorded realized gains of $0.7 million in other income resulting from payout on the insurance policies.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic defined benefit pension cost to comprehensive income (loss) for fiscal 2016, fiscal 2015 and fiscal 2014 related to the SERP are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Interest cost	$1,986	$2,289	$2,345
Net amortization of unrecognized prior service (credit) cost	(97)	(233)	194
Net amortization of actuarial losses	740	938	1,108
Curtailment gain	(1,651)	—	—
Net periodic defined benefit pension cost	$978	$2,994	$3,647
Unrecognized prior service (credit) cost charged to comprehensive income (loss)	$(97)	$(233)	$194
Unrecognized net actuarial loss charged to comprehensive income (loss)	740	938	1,108
Curtailment gain	(1,651)	—	—
Actuarial gains (losses)	8,707	(6,142)	1,751
Plan amendment	—	—	4,529
Related tax impact	(2,945)	2,080	(2,963)
Total periodic defined benefit pension cost and other charges to comprehensive income (loss)	$4,754	$(3,357)	$4,619
Included in accumulated other comprehensive income (loss), before tax, as of January 30, 2016 and January 31, 2015 are the following amounts that have not yet been recognized in net periodic defined benefit pension cost (in thousands):

	Jan 30, 2016	Jan 31, 2015
Unrecognized prior service credit (1)	$—	$(1,748)
Unrecognized net actuarial loss (1)	8,731	18,178
Total included in accumulated other comprehensive loss	$8,731	$16,430
________________________________________________________________________

(1)
In fiscal 2016, the Company amended the SERP to effectively eliminate any future salary progression by finalizing compensation levels for future benefits. Subsequent to this amendment, there are no employees considered actively participating under the terms of the SERP. As a result, the Company recorded an unrecognized actuarial gain of $11.4 million before taxes and also recognized a curtailment gain of $1.7 million before taxes related to the accelerated amortization of the remaining prior service credit during fiscal 2016.

The following chart summarizes the SERP’s funded status and the amounts recognized in the Company’s consolidated balance sheets (in thousands):

	Jan 30, 2016	Jan 31, 2015
Projected benefit obligation (1)	$(53,443)	$(61,862)
Plan assets at fair value (2)	—	—
Net liability	$(53,443)	$(61,862)
________________________________________________________________________

(1)	The projected benefit obligation was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments.

(2)
The SERP is a non-qualified pension plan and hence the insurance policies are not considered to be plan assets. Accordingly, the table above does not include the insurance policies with cash surrender values of $52.5 million and $53.6 million as of January 30, 2016 and January 31, 2015, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the changes in the projected benefit obligation for fiscal 2016 and fiscal 2015 is as follows (in thousands):

Projected Benefit Obligation
Balance at February 1, 2014	$54,704
Interest cost	2,289
Actuarial losses	6,142
Payments	(1,273)
Balance at January 31, 2015	$61,862
Interest cost	1,986
Actuarial gains	(8,707)
Payments	(1,698)
Balance at January 30, 2016	$53,443
The Company assumed a discount rate of approximately 3.5% and 3.3% for the years ended January 30, 2016 and January 31, 2015, respectively, as part of the actuarial valuation performed to calculate the projected benefit obligation disclosed above, based on the timing of cash flows expected to be made in the future to the participants, applied to high quality yield curves. In fiscal 2016, the Company amended the SERP to effectively eliminate any future salary progression by finalizing compensation levels for future benefits. Prior to the amendment, compensation levels utilized in calculating the projected benefit obligation were derived from expected future compensation as outlined in employment contracts in effect at the time. In October 2014, the Society of Actuaries (“SOA”) updated its mortality tables which reflected longer life expectancies than the previous tables. In October 2015, the SOA also issued an update to its mortality improvement scale. The Company considered these updates in developing its best estimate of the expected mortality rates for its plan participants.
As of January 30, 2016, accumulated other comprehensive income (loss) included actuarial losses of $0.2 million that are expected to be amortized and recognized as a component of net periodic defined benefit pension cost in fiscal 2017. Aggregate benefits projected to be paid in the next five fiscal years are approximately $1.7 million in fiscal 2017, $1.7 million in fiscal 2018, $1.7 million in fiscal 2019, $3.7 million in fiscal 2020 and $3.9 million in fiscal 2021. Aggregate benefits projected to be paid in the following five fiscal years amount to $19.4 million.
Swiss Pension Plan
In accordance with local regulations, the Company also maintains a pension plan in Switzerland for certain of its employees. The plan is a government-mandated defined contribution plan that provides employees with a minimum investment return determined annually by the Swiss government, and as such, is treated under pension accounting in accordance with authoritative guidance. The minimum investment return was 1.75% during calendar 2015 and calendar 2014. Under the plan, both the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. The Company’s contributions must be made in an amount at least equal to the employee’s contribution. Minimum employee contributions are based on the respective employee’s age, salary and gender. During fiscal 2016, the Swiss pension plan was amended to update the conversion rate for future periods. As a result, the projected benefit obligation and prior service cost were reduced by CHF0.2 million (US$0.2 million) during fiscal 2016.
As of January 30, 2016 and January 31, 2015, the plan had a projected benefit obligation of CHF15.6 million (US$15.2 million) and CHF13.9 million (US$15.1 million), respectively, and plan assets held at the independent investment fiduciary of CHF13.0 million (US$12.7 million) and CHF11.5 million (US$12.5 million), respectively. The net liability of CHF2.6 million (US$2.5 million) and CHF2.4 million (US$2.6 million) was included in other long-term liabilities in the Company’s consolidated balance sheets as of January 30, 2016 and January 31, 2015, respectively. As of January 30, 2016 and January 31, 2015, actuarial assumptions used by the Company to calculate the projected benefit obligation and the fair value of the plans assets included discount rates of 0.55% and 0.50%, respectively, and expected returns on plan assets of 1.40% and 1.25%, respectively.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2016 and fiscal 2015, the Company recognized net periodic defined benefit pension cost of CHF1.7 million (US$1.7 million) and CHF1.4 million (US$1.6 million), respectively, resulting primarily from service cost. During fiscal 2016, other comprehensive income (loss) included a pre-tax gain of approximately CHF0.2 million (US$0.2 million) resulting from the plan amendment which was mostly offset by pre-tax net unrealized actuarial loss and related amortization of approximately CHF0.2 million (US$0.2 million). The Company also included a gain from currency translation of approximately $0.3 million in comprehensive income (loss) during fiscal 2016. During fiscal 2015, the Company included pre-tax net unrealized actuarial loss and related amortization of CHF2.5 million (US$2.8 million) in other comprehensive income (loss). As of January 30, 2016 and January 31, 2015, accumulated other comprehensive income (loss) included CHF2.3 million (US$2.2 million) and CHF2.3 million (US$2.5 million), respectively, related to the Swiss pension plan which consisted primarily of accumulated unrecognized net actuarial loss, net of taxes. As of January 30, 2016, accumulated other comprehensive income (loss) included actuarial losses of CHF0.2 million (US$0.2 million) that are expected to be amortized and recognized as a component of net periodic defined benefit pension cost in fiscal 2017.
(13) Related Party Transactions
The Company and its subsidiaries periodically enter into transactions with other entities or individuals that are considered related parties, including certain transactions with entities affiliated with trusts for the respective benefit of Paul Marciano, who is an executive and member of the Board of the Company, and Maurice Marciano, Chairman Emeritus and member of the Board, and certain of their children (the “Marciano Trusts”).
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of January 30, 2016 with expiration dates ranging from calendar years 2017 to 2020.
Due to excess capacity, the Company’s corporate headquarters lease was amended in August 2015 to reduce the square footage by 13,070 square feet to 341,739 square feet. The amendment also provided for a corresponding pro-rata reduction in aggregate rent, common area maintenance charges and property tax expense due to the lower square footage. All other terms of the existing corporate headquarters lease remain in full force and effect.
In January 2016, the Company sold an approximately 140,000 square foot parking lot located adjacent to the Company’s corporate headquarters to a partnership affiliated with the Marciano Trusts for a sales price of $7.5 million. This amount was included in other receivables in the Company’s consolidated balance sheet as of January 30, 2016. Concurrent with the sale, the Company entered into a lease agreement to lease back the parking lot from the purchaser. The lease for the parking lot expires in July 2020 and provides for annual rent of $375,000 with aggregate minimum lease commitments through the term of the lease totaling approximately $1.7 million as of January 30, 2016, partially offset by the amortization of a deferred gain of approximately $1.2 million. During fiscal 2016, the Company recognized a net gain of approximately $3.4 million in other income as a result of these transactions.
In January 2016, the Company, through a wholly-owned Canadian subsidiary, amended its existing lease for its warehouse and administrative facilities in Montreal, Quebec with a partnership affiliated with the Marciano Trusts. The amendment extended the term of the existing lease for two years, to December 2017, with a Company option for a third year. The amendment provides for annual rent of $504,000 Canadian (US$361,000) with aggregate minimum lease commitments through the term of the lease totaling approximately $1.0 million Canadian (US$0.7 million) as of January 30, 2016. All other terms of the existing lease remain in full force and effect.
Aggregate rent, common area maintenance charges and property tax expense recorded under these related party leases for fiscal 2016, fiscal 2015 and fiscal 2014 was $5.1 million, $5.8 million and $6.1 million, respectively. The Company believes that the terms of the related party leases and parking lot sale have not been significantly affected by the fact that the parties are related. Refer to Note 14 for more information on lease commitments.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through informal arrangements with MPM Financial and independent third party management companies contracted by MPM Financial to manage its aircraft. The total fees paid under these arrangements for fiscal 2016, fiscal 2015 and fiscal 2014 were approximately $0.6 million, $1.4 million and $0.6 million, respectively.
Consulting Arrangement
After serving for over 30 years as an executive and leader for Guess?, Inc., co-founder Maurice Marciano retired from his position as executive Chairman of the Board and as an employee of the Company upon the expiration of his employment agreement on January 28, 2012. In connection with his retirement and under the terms of his previously existing employment agreement, the Company and Mr. Marciano entered into a two-year consulting agreement, subsequently extended for a third year (the “Marciano Consulting Agreement”), under which Mr. Marciano provided certain consulting services to the Company. The Marciano Consulting Agreement provided for consulting fees of $500,000 per year and continued automobile use in a manner consistent with past practice. The Marciano Consulting Agreement expired on January 28, 2015 and was not renewed. However, Mr. Marciano continues to serve the Company as a director and the Chairman Emeritus of the Board. The Company elected to continue to provide for automobile use subsequent to the expiration of the term of the Marciano Consulting Agreement based on Mr. Marciano’s continuing substantial contributions to the Company. There were no expenses incurred related to the Marciano Consulting Agreement during fiscal 2016. Total expenses incurred with respect to the Marciano Consulting Agreement were approximately $0.5 million for each of fiscal 2015 and fiscal 2014.
Other Transactions
During 2015, Georges Marciano, brother of Paul Marciano and Maurice Marciano, filed lawsuits against the Company in Canada and the U.S. related primarily to intellectual property rights in the Marciano name. Armand Marciano, also a brother of Paul Marciano and Maurice Marciano, was later added as a plaintiff to the U.S. lawsuit. In addition to the lawsuits, Georges Marciano opposed various of the Company’s applications for registration of its “Marciano” mark. In December 2015, the parties (including all the Marciano brothers) entered into a settlement agreement and a coexistence agreement whereby: (1) Georges Marciano and Armand Marciano agreed to drop all claims and actions against the Company; (2) the Company agreed to pay Georges Marciano and Armand Marciano a sum of $100,000 each (which amounts were substantially reimbursed by insurance); (3) the Company clarified the intellectual property rights of Georges Marciano and Armand Marciano in the use of their respective full names and (4) the parties clarified the Company’s ownership and intellectual property rights in the name “Marciano.”
From time-to-time, the Company has utilized a third party agent named Harmony Collection, LLC to produce specific apparel products on behalf of the Company. Armand Marciano is part owner and an executive of the parent company of Harmony Collection, LLC. There were no payments made by the Company under this arrangement during fiscal 2016. The total payments made by the Company under this arrangement for fiscal 2015 and fiscal 2014 were approximately $1.0 million and $2.2 million, respectively.
(14) Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through September 2031. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 2% to 12%, when specific sales volumes are exceeded. The Company’s concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately 34% of annual sales volume. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expiring at various dates through July 2020. As discussed in further detail in Note 8, the Company leases a building in Florence, Italy under a capital lease which provides for minimum lease payments through May 1, 2016.
Future minimum property and equipment lease payments under the capital lease and non-cancelable operating leases as of January 30, 2016 are as follows (in thousands):

		Operating Leases
	Capital Lease	Non-Related Parties	Related Parties	Total
Fiscal 2017	$4,065	$183,134	$4,639	$191,838
Fiscal 2018	—	159,758	4,642	164,400
Fiscal 2019	—	139,185	4,346	143,531
Fiscal 2020	—	122,573	4,381	126,954
Fiscal 2021	—	97,558	1,984	99,542
Thereafter	—	246,062	—	246,062
Total minimum lease payments	$4,065	$948,270	$19,992	$972,327
Less interest	(41)
Capital lease obligations	$4,024
Rental expense for all property and equipment operating leases during fiscal 2016, fiscal 2015 and fiscal 2014 aggregated $259.1 million, $284.0 million and $283.5 million, respectively, including percentage rent of $53.7 million, $64.7 million and $68.7 million, respectively.
Purchase Commitments
Inventory purchase commitments as of January 30, 2016 were $208.1 million. These purchase commitments can be impacted by various factors, including the scheduling of market weeks, the timing of issuing orders, the timing of the shipment of orders and currency fluctuations. Accordingly, a comparison of purchase orders from period-to-period is not necessarily meaningful.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On August 25, 2006, Franchez Isaguirre, a former employee of the Company, filed a complaint in the Superior Court of California, County of Los Angeles alleging violations by the Company of California wage and hour laws. The complaint was subsequently amended, adding a second former employee as an additional named party. The plaintiffs purport to represent a class of similarly situated employees in California who allegedly had been injured by not being provided adequate meal and rest breaks. The complaint seeks unspecified compensatory damages, statutory penalties, attorney’s fees and injunctive and declaratory relief. On June 9, 2009, the Court certified the class but immediately stayed the case pending the resolution of a separate California Supreme Court case on the standards of class treatment for meal and rest break claims. Following the Supreme Court ruling, the Superior Court denied the Company’s motions to decertify the class and to narrow the class in January 2013 and June 2013, respectively. The Company subsequently petitioned to have the Court’s decision not to narrow the class definition reviewed. That petition was ultimately denied by the California Supreme Court in April 2014. In July 2015, the parties entered into a Memorandum of Understanding to settle the matter for $5.25 million, subject to certain limited offsets. The Court issued a final order and judgment approving the settlement in February 2016.
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.6 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.8 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. In February 2016, the MFDTC issued a judgment in favor of the Company in relation to the second set of appeals (covering the period from October 2010 through December 2010) and canceled the related assessments totaling €1.2 million ($1.3 million). While the first two MFDTC judgments were favorable to the Company, there can be no assurances that the Company’s remaining appeals for January 2011 through December 2012 will be successful. There also can be no assurances that the Italian Customs Agency will not be successful in its appeal of the first MFDTC judgment or that they will not appeal the second favorable MFDTC judgment. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future.
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
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest from the acquisition of its majority-owned subsidiary, Guess Sud SAS (“Guess Sud”). The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holders by providing written notice to the Company any time after January 30, 2012. The put arrangement is recorded on the balance sheet at its expected redemption value

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on a method which approximates fair value and classified as a redeemable noncontrolling interest outside of permanent equity. The redemption value of the Guess Sud redeemable put arrangement was $3.7 million and $3.4 million as of January 30, 2016 and January 31, 2015, respectively.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in the sixth year of the agreement, or sooner in certain limited circumstances, and every third anniversary from the end of the sixth year thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $0.7 million and $1.0 million as of January 30, 2016 and January 31, 2015, respectively.
In December 2015, the Company entered into a new majority-owned joint venture to establish Guess? CIS, LLC (“Guess CIS”) which is based in Russia. The Company made an initial contribution of $2.0 million to obtain a 70% interest in Guess CIS and is subject to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest. The put arrangement may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $0.9 million as of January 30, 2016.
A reconciliation of the total carrying amount of redeemable noncontrolling interests for fiscal 2016 and fiscal 2015 is as follows (in thousands):

	Year Ended	Year Ended
	Jan 30, 2016	Jan 31, 2015
Beginning balance	$4,437	$5,830
Foreign currency translation adjustment	(476)	(788)
Noncontrolling interest capital contribution	871	—
Redeemable noncontrolling interest redemption value adjustment	420	(605)
Ending balance	$5,252	$4,437
(15) Savings Plans
The Company established the Guess?, Inc. Savings Plan (the “Savings Plan”) under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees (“associates”) may contribute up to 100% of their compensation per year subject to the elective limits as defined by IRS guidelines and the Company may make matching contributions in amounts not to exceed 3.0% of the associates’ annual compensation. Investment selections consist of mutual funds and do not include any Company common stock. The Company’s contributions to the Savings Plan amounted to $1.3 million for each of fiscal 2016, fiscal 2015 and fiscal 2014.
Effective January 1, 2006, the Company adopted a Non-qualified Deferred Compensation Plan (the “DCP”). Under the DCP, select employees who satisfy certain eligibility requirements and members of the Board of Directors may make annual irrevocable elections to defer a portion of their base compensation and/or bonuses. The deferred amounts and earnings thereon are payable to participants at specified future distribution dates, upon termination of employment, retirement, disability, death or change in control of the Company, in a lump sum or installments, pursuant to elections under the rules of the DCP. The participants to the DCP have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The Company has purchased corporate-owned life insurance, which is held in a rabbi trust, to offset this liability. The assets held in the rabbi trust are not available for general corporate purposes except in the event of bankruptcy of the Company. During fiscal 2016, the Company made

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contributions of $1.5 million to the DCP. All earnings and expenses of the rabbi trust are reported in the Company’s consolidated statements of income in other income and expense. For fiscal 2016, 2015 and fiscal 2014, the Company incurred unrealized gains (losses) of $(0.7) million, $0.3 million and $0.6 million, respectively, related to the change in the value of the insurance policy investments. During fiscal 2016, the Company also recorded realized gains of $0.3 million in other income resulting from payout on the insurance policies. The deferred compensation liability as of January 30, 2016 and January 31, 2015 was $10.2 million and $9.1 million, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s consolidated balance sheets depending on the expected timing of payments. The related long-term asset as of January 30, 2016 and January 31, 2015 was $10.5 million and $9.4 million, respectively.
(16) Quarterly Information (Unaudited)
The following is a summary of the unaudited quarterly financial information for fiscal 2016 and fiscal 2015 (in thousands, except per share data):

	Quarterly Periods Ended (1)
Year Ended January 30, 2016	May 2, 2015	Aug 1, 2015	Oct 31, 2015	Jan 30, 2016
Net revenue	$478,824	$546,264	$520,964	$658,259
Gross profit	165,485	198,117	183,664	240,164
Net earnings	3,987	18,479	13,061	49,288
Net earnings attributable to Guess?, Inc.	3,341	18,289	12,444	47,777
Net earnings per common share attributable to common stockholders: (2)
Basic	$0.04	$0.21	$0.15	$0.57
Diluted	$0.04	$0.21	$0.15	$0.57

	Quarterly Periods Ended (1)
Year Ended January 31, 2015	May 3, 2014	Aug 2, 2014	Nov 1, 2014	Jan 31, 2015
Net revenue	$522,541	$608,571	$589,834	$696,727
Gross profit	176,231	216,777	213,958	260,919
Net earnings (loss)	(2,187)	22,272	21,510	55,589
Net earnings (loss) attributable to Guess?, Inc.	(2,101)	21,954	20,788	53,929
Net earnings (loss) per common share attributable to common stockholders: (2)
Basic	$(0.03)	$0.26	$0.24	$0.63
Diluted	$(0.03)	$0.26	$0.24	$0.63
_________________________________________________________________________

(1)	All fiscal quarters presented consisted of 13 weeks.

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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment information is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Net revenue:
Americas Retail (1)	$981,942	$1,032,601	$1,075,475
Europe	727,144	825,136	903,791
Asia	241,571	281,090	292,714
Americas Wholesale (1)	149,797	167,707	179,600
Licensing	103,857	111,139	118,206
Total net revenue	$2,204,311	$2,417,673	$2,569,786
Earnings (loss) from operations:
Americas Retail (1)	$16,222	$(13,734)	$39,540
Europe	55,438	66,231	97,231
Asia	10,448	8,013	25,592
Americas Wholesale (1)	27,525	34,173	38,771
Licensing	92,172	101,288	107,805
Corporate Overhead	(80,455)	(70,059)	(73,910)
Restructuring Charges	—	—	(12,442)
Total earnings from operations	$121,350	$125,912	$222,587
Capital expenditures:
Americas Retail (1)	$26,384	$30,704	$29,980
Europe	13,869	22,930	30,994
Asia	6,265	7,150	7,150
Americas Wholesale (1)	2,854	4,958	4,870
Licensing	27	16	39
Corporate Overhead	34,445	5,740	2,405
Total capital expenditures	$83,844	$71,498	$75,438

	Jan 30, 2016	Jan 31, 2015
Total assets:
Americas Retail (1)	$276,920	$279,903
Europe	693,469	690,294
Asia	149,006	146,292
Americas Wholesale (1)	195,054	274,996
Licensing	16,100	9,933
Corporate Overhead	208,199	199,987
Total assets	$1,538,748	$1,601,405
_______________________________________________________________________

(1)
In fiscal 2016, the Company changed the names of its “North American Retail” and “North American Wholesale” segments to “Americas Retail” and “Americas Wholesale” to better reflect that these segments are inclusive of its operations in North America as well as Central and South America. There have been no changes to the underlying reporting in either segment.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents information regarding geographic areas in which the Company operated. Net revenue is classified primarily based on the country where the Company’s customer is located (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Net revenue:
U.S.	$900,723	$951,137	$988,746
Italy	246,729	278,523	306,281
Canada	223,386	238,417	264,107
South Korea	160,385	200,465	198,843
Other foreign countries	673,088	749,131	811,809
Total net revenue	$2,204,311	$2,417,673	$2,569,786

	Jan 30, 2016	Jan 31, 2015
Long-lived assets:
U.S.	$146,651	$130,497
Italy	33,441	40,609
Canada	18,336	22,476
South Korea	7,827	8,945
Other foreign countries	103,991	110,763
Total long-lived assets	$310,246	$313,290
(18) Earnings Per Share
The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Net earnings attributable to Guess?, Inc.	$81,851	$94,570	$153,434
Less net earnings attributable to nonvested restricted stockholders	532	662	1,243
Net earnings attributable to common stockholders	$81,319	$93,908	$152,191

Weighted average common shares used in basic computations	84,264	84,604	84,271
Effect of dilutive securities:
Stock options and restricted stock units	261	233	251
Weighted average common shares used in diluted computations	84,525	84,837	84,522
Net earnings per common share attributable to common stockholders:
Basic	$0.97	$1.11	$1.81
Diluted	$0.96	$1.11	$1.80
For fiscal 2016, fiscal 2015 and fiscal 2014, equity awards granted for 2,737,573, 1,551,511 and 1,251,927, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For fiscal 2015, the Company also excluded 159,700 nonvested stock units which were subject to the achievement of performance-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of January 31, 2015.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Share-Based Compensation
Share-Based Compensation Plans
The Company has four share-based compensation plans. The Guess?, Inc. 2004 Equity Incentive Plan (the “Plan”) provides that the Board of Directors may grant stock options and other equity awards to officers, key employees and certain consultants and advisors to the Company or any of its subsidiaries. Effective May 20, 2014, the Plan was amended to extend the term for an additional ten years and reduce the authorized issuance of shares from 20,000,000 shares of common stock to 15,000,000 shares of common stock. The amendment also extended the ability for the Company to grant certain performance-based awards under the Plan through the beginning of calendar year 2019. All other remaining provisions under the Plan remained in full force and effect. As of January 30, 2016 and January 31, 2015, there were 4,967,390 and 6,593,723 shares available for grant under the Plan, respectively. Stock options granted under the Plan have ten-year terms and typically vest and become fully exercisable in increments of one-fourth of the shares granted on each anniversary from the date of grant. Stock awards/units granted under the Plan typically vest in increments of one-fourth of the shares granted on each anniversary from the date of grant. The three most recent annual grants for stock options and other equity awards had initial vesting periods of nine months followed by three annual vesting periods. The Guess?, Inc. Employee Stock Purchase Plan (“ESPP”) allows for qualified employees to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The Guess?, Inc. 2006 Non-Employee Directors’ Stock Grant and Stock Option Plan (the “Director Plan”) provides for the grant of equity awards to non-employee directors. The Director Plan authorizes the issuance of up to 2,000,000 shares of common stock which consists of 1,000,000 shares that were initially approved for issuance on July 30, 1996 plus an additional 1,000,000 shares that were approved for issuance effective May 9, 2006. As of January 30, 2016 and January 31, 2015, there were 768,425 and 827,463 shares available for grant under this plan, respectively. In addition, the Guess?, Inc. 1996 Equity Incentive Plan, under which equity grants have not been permitted since the approval of the Plan in 2004, continues to govern outstanding awards previously made thereunder.
Performance Awards
The Company has granted certain nonvested stock awards/units and stock options that require the recipient to achieve certain minimum performance targets in order for these awards to vest. Vesting is also subject to continued service requirements through the vesting date. If the minimum performance targets are not expected to be achieved, no expense is recognized during the period.
On July 7, 2015, the Company granted certain nonvested stock units to Victor Herrero, the Company’s Chief Executive Officer, in connection with a new employment agreement entered into between the Company and Mr. Herrero (the “Herrero Employment Agreement”). The nonvested stock units are scheduled to vest in increments of one-fourth of the shares granted on each anniversary from the date of grant and were subject to the achievement of certain performance-based vesting conditions during the last two quarters of fiscal 2016 as well as continued service requirements through each of the vesting periods.
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

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Market-Based Awards
The Company has also granted certain nonvested stock units which are subject to market-based performance targets in order for these units to vest. Vesting is also subject to continued service requirements through the vesting date. The grant date fair value for such nonvested stock units was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. Compensation expense for such nonvested stock units is recognized on a straight-line basis over the vesting period, regardless of whether the market condition is satisfied.
On May 1, 2015, the Company granted a target of 183,368 nonvested stock units to Mr. Marciano in connection with his employment agreement. The number of shares that may ultimately vest will equal 0% to 150% of the target number of shares, subject to the performance of the Company’s total stockholder return (“TSR”) relative to the TSR of a select group of peer companies over a three-year period. Vesting is also subject to continued service requirements through the vesting date. Any shares that are ultimately issued are scheduled to vest in fiscal 2019.
The fair value of the above market-based nonvested stock units was estimated on the grant date using the Monte Carlo simulation with the following assumptions:

Year Ended
Valuation Assumptions	Jan 30, 2016
Risk-free interest rate	0.9%
Expected stock price volatility	38.6%
Expected dividend yield	—%
Expected life of market-based awards (in years)	2.8
The weighted average grant date fair value of market-based awards granted during fiscal 2016 was $17.72.
Contingently Returnable Restricted Stock Awards
On July 7, 2015, the Company also granted 150,000 restricted stock units to Mr. Herrero in connection with the Herrero Employment Agreement. These restricted stock units vested immediately but are considered contingently returnable as a result of a one-year implied service condition set forth in the Herrero Employment Agreement. Compensation expense for these restricted stock units is recognized on a straight-line basis over the implied service period.
Share-Based Compensation Expense
Compensation expense for nonvested stock options and stock awards/units is recognized on a straight-line basis over the vesting period. The Company estimates forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur.
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during fiscal 2016, fiscal 2015 and fiscal 2014 (in thousands):

	Year Ended	Year Ended	Year Ended
	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Stock options	$2,113	$2,106	$2,490
Stock awards/units	16,604	12,999	11,225
ESPP	163	237	234
Total share-based compensation expense	$18,880	$15,342	$13,949

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock options
The following table summarizes the stock option activity under all of the Company’s stock plans during fiscal 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at January 31, 2015	1,817,131	$30.61
Granted	1,288,400	19.26
Exercised	(20,600)	15.52
Forfeited	(306,687)	25.54
Expired	—	—
Options outstanding at January 30, 2016	2,778,244	$26.02	7.05	$162
Exercisable at January 30, 2016	1,488,871	$30.37	5.28	$43
Options exercisable and expected to vest at January 30, 2016	2,545,265	$26.55	6.84	$142
The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during fiscal 2016, fiscal 2015 and fiscal 2014:

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Risk-free interest rate	1.0%	0.8%	0.5%
Expected stock price volatility	36.7%	36.1%	39.7%
Expected dividend yield	4.7%	3.3%	3.0%
Expected life of stock options (in years)	3.8	3.7	3.7
The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The expected stock price volatility is determined based on an average of both historical volatility and implied volatility. Implied volatility is derived from exchange traded options on the Company’s common stock. The expected dividend yield is based on the Company’s history and expectations of dividend payouts. The expected life is determined based on historical trends. The expected forfeiture rate is determined based on historical data.
The weighted average grant date fair value of options granted was $3.75, $5.99 and $6.38 during fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The total intrinsic value of stock options exercised during fiscal 2016, fiscal 2015 and fiscal 2014 was $0.1 million, $0.9 million and $2.2 million, respectively. The intrinsic value of stock options is defined as the difference between the Company’s stock price on the exercise date and the grant date exercise price. The total cash received from option exercises was $0.3 million, $1.2 million and $5.0 million during fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
The excess tax benefit realized for the tax deductions from option exercises included in cash flows from financing activities was minimal for fiscal 2016. The excess tax shortfall of $0.4 million was included in cash flows from operating activities for fiscal 2016. The compensation expense included in SG&A expense recognized was $2.1 million before the recognized income tax benefit of $0.8 million during fiscal 2016. As of January 30, 2016, there was approximately $4.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options. This cost is expected to be recognized over a weighted average period of 1.9 years.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock awards/units
The following table summarizes the nonvested stock awards/units activity under all of the Company’s stock plans during fiscal 2016:

	Number of Shares/Units	Weighted Average Grant Date Fair Value
Nonvested at January 31, 2015	991,587	$28.71
Granted	1,256,972	18.79
Vested	(570,701)	24.55
Forfeited	(295,725)	26.56
Nonvested at January 30, 2016	1,382,133	$21.87
The following table summarizes the activity for nonvested performance-based units included in the table above during fiscal 2016:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 31, 2015	413,834	$29.66
Granted	425,866	19.39
Vested	(100,000)	29.47
Forfeited	(159,700)	27.86
Nonvested at January 30, 2016	580,000	$22.65
The weighted average grant date fair value for the total nonvested stock awards/units granted was $18.79, $28.12 and $28.34 during fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The total fair value at grant date of previously nonvested stock awards/units that were vested during fiscal 2016, fiscal 2015 and fiscal 2014 was $14.0 million, $13.0 million and $9.0 million, respectively. During fiscal 2016, fiscal 2015 and fiscal 2014, the total intrinsic value of nonvested stock awards/units that vested was $11.0 million, $9.9 million and $8.3 million, respectively.
The excess tax benefit realized for the tax deductions from vested shares and dividends paid on unvested shares for fiscal 2016 was $0.2 million and has been included in cash flows from financing activities for fiscal 2016. The excess tax shortfall of $1.0 million was included in cash flows from operating activities for fiscal 2016. The total intrinsic value of nonvested stock awards/units outstanding and unvested as of January 30, 2016 was $25.6 million. The compensation expense included in SG&A expense recognized during fiscal 2016 was $16.6 million before the recognized income tax benefit of $6.1 million. As of January 30, 2016, there was approximately $19.8 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock awards/units. This cost is expected to be recognized over a weighted average period of 1.6 years.
ESPP
In January 2002, the Company established an ESPP, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. Prior to March 4, 2009, the ESPP was a straight purchase plan with no holding period requirement. Effective March 4, 2009, the ESPP was amended to require participants to hold any shares purchased under the ESPP after April 1, 2009 for a minimum period of six months after purchase. In addition, all Company employees are subject to the terms of the Company’s securities trading policy which generally prohibits the purchase or sale of any Company securities during the two weeks before the end of each fiscal quarter through two days after the public announcement by the Company of its earnings for that period. On January 23, 2002, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 registering 4,000,000 shares of common stock for the ESPP. Effective March 12, 2012, the ESPP was amended and restated to extend the term for an additional ten years.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2016, fiscal 2015 and fiscal 2014, 40,846 shares, 47,538 shares and 43,265 shares of the Company’s common stock were issued pursuant to the ESPP at an average price of $16.17, $21.20 and $22.64 per share, respectively.
The fair value of stock compensation expense associated with the Company’s ESPP was estimated on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted average assumptions used for grants during fiscal 2016, fiscal 2015 and fiscal 2014.

	Year Ended	Year Ended	Year Ended
Valuation Assumptions	Jan 30, 2016	Jan 31, 2015	Feb 1, 2014
Risk-free interest rate	0.1%	0.0%	0.1%
Expected stock price volatility	34.9%	29.0%	29.7%
Expected dividend yield	4.7%	3.7%	3.1%
Expected life of ESPP options (in months)	3	3	3
The weighted average grant date fair value of ESPP options granted during fiscal 2016, fiscal 2015 and fiscal 2014 was $4.06, $5.02 and $5.46, respectively.
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 30, 2016 and January 31, 2015 (in thousands):

	Fair Value Measurements at Jan 30, 2016				Fair Value Measurements at Jan 31, 2015
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$9,797	$—	$9,797	$—	$15,542	$—	$15,542
Available-for-sale securities	17	—	—	17	36	—	—	36
Total	$17	$9,797	$—	$9,814	$36	$15,542	$—	$15,578
Liabilities:
Foreign exchange currency contracts	$—	$366	$—	$366	$—	$—	$—	$—
Interest rate swap	—	37	—	37	—	270	—	270
Deferred compensation obligations	—	10,155	—	10,155	—	9,133	—	9,133
Total	$—	$10,558	$—	$10,558	$—	$9,403	$—	$9,403
There were no transfers of financial instruments between the three levels of fair value hierarchy during fiscal 2016 and fiscal 2015.
The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair value of the interest rate swap is based upon inputs corroborated by observable market data. Foreign exchange currency contracts are entered into by the Company principally to hedge the future payment of inventory and intercompany transactions

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by non-U.S. subsidiaries. Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries. The fair values of the Company’s foreign exchange currency contracts are based on quoted foreign exchange forward rates at the reporting date. Deferred compensation obligations to employees are adjusted based on changes in the fair value of the underlying employee-directed investments. Fair value of these obligations is based upon inputs corroborated by observable market data.
Available-for-sale securities, which consist of marketable equity securities, are recorded at fair value and are included in other assets in the accompanying consolidated balance sheets. As of January 30, 2016 and January 31, 2015, available-for-sale securities were minimal. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income (loss). As of January 30, 2016 and January 31, 2015, the accumulated unrealized losses, net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company were minimal. During fiscal 2015, the Company received proceeds of $0.6 million from the sale of marketable equity securities which were classified as available-for-sale securities. The cost of securities sold was based on the specific identification method. Gains recognized during fiscal 2015 were $0.1 million as a result of this sale and were included in other income.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 8) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of January 30, 2016 and January 31, 2015, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
(21) Derivative Financial Instruments
Hedging Strategy
Foreign Exchange Currency Contracts
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company has entered into certain forward contracts to hedge the risk of foreign currency rate fluctuations. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these hedges.
The Company’s primary objective is to hedge the variability in forecasted cash flows due to the foreign currency risk. Various transactions that occur primarily in Europe, Canada, South Korea and Mexico are denominated in U.S. dollars and British pounds and thus are exposed to earnings risk as a result of exchange rate fluctuations when converted to their functional currencies. These types of transactions include U.S. dollar denominated purchases of merchandise and U.S. dollar and British pound denominated intercompany liabilities. In addition, certain operating expenses, tax liabilities and pension-related liabilities are denominated in Swiss francs and are exposed to earnings risk as a result of exchange rate fluctuations when converted to the functional currency. The Company enters into derivative financial instruments, including forward exchange currency contracts, to offset some but not all of the exchange risk on certain of these anticipated foreign currency transactions.
Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries.
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts. As of January 30, 2016, credit risk has not had a significant effect on the fair value of the Company’s foreign currency contracts.
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into an interest rate swap agreement to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of this contract is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

floating-rate capital lease obligation, thus reducing the impact of interest rate changes on future interest payment cash flows. As of January 30, 2016, this agreement was not designated as a hedge for accounting purposes. Changes in the fair value of interest rate swap agreements not designated as hedging instruments are reported in net earnings as part of other income and expense. For fiscal 2016, the Company recorded a net gain of $0.2 million in other income related to the interest rate swap. Refer to Note 8 for further information.
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
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings as part of other income and expense.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Derivative Instruments
The fair value of derivative instruments in the consolidated balance sheets as of January 30, 2016 and January 31, 2015 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Jan 30, 2016	Fair Value at Jan 31, 2015
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$7,491	$6,597
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	2,306	8,945
Total		$9,797	$15,542
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses/ Other long-term liabilities	$47	$—
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	319	—
Interest rate swap	Accrued expenses/ Other long-term liabilities	37	270
Total derivatives not designated as hedging instruments		356	270
Total		$403	$270
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During fiscal 2016, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$134.0 million and US$73.7 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of January 30, 2016, the Company had forward contracts outstanding for its European and Canadian operations of US$106.3 million and US$48.2 million, respectively, which are expected to mature over the next 18 months. At January 31, 2015, the Company had forward contracts outstanding for its European and Canadian operations of US$50.8 million and US$24.5 million, respectively, that were designated as cash flow hedges.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for fiscal 2016, fiscal 2015 and fiscal 2014 (in thousands):

	Gain Recognized in OCI	Location of Gain Reclassified from Accumulated OCI into Earnings (1)	Gain Reclassified from Accumulated OCI into Earnings
	Year Ended Jan 30, 2016		Year Ended Jan 30, 2016
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$9,301	Cost of product sales	$8,314
Foreign exchange currency contracts	$500	Other income/expense	$833

	Gain Recognized in OCI	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Year Ended Jan 31, 2015		Year Ended Jan 31, 2015
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$6,962	Cost of product sales	$(272)
Foreign exchange currency contracts	$922	Other income/expense	$165

	Gain Recognized in OCI	Location of Gain Reclassified from Accumulated OCI into Earnings (1)	Gain Reclassified from Accumulated OCI into Earnings
	Year Ended Feb 1, 2014		Year Ended Feb 1, 2014
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$4,595	Cost of product sales	$3,050
Foreign exchange currency contracts	$370	Other income/expense	$9
________________________________________________________________________

(1)	The ineffective portion was immaterial during fiscal 2016, fiscal 2015 and fiscal 2014 and was recorded in net earnings and included in interest income/expense.
As of January 30, 2016, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $7.3 million, net of tax, of which $6.2 million will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current year-end values.
The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Year Ended Jan 30, 2016	Year Ended Jan 31, 2015
Beginning balance gain (loss)	$7,157	$(113)
Net gains from changes in cash flow hedges	7,944	6,734
Net (gains) losses reclassified to earnings	(7,849)	536
Ending balance gain	$7,252	$7,157

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Not Designated as Hedging Instruments
As of January 30, 2016, the Company had euro foreign exchange currency contracts to purchase US$54.8 million expected to mature over the next 12 months and Canadian dollar foreign exchange currency contracts to purchase US$25.8 million expected to mature over the next 11 months.
At January 31, 2015, the Company had euro foreign exchange currency contracts to purchase US$59.3 million and Canadian dollar foreign exchange currency contracts to purchase US$19.9 million.
The following table summarizes the gains before taxes recognized on the derivative instruments not designated as hedging instruments in other income for fiscal 2016, fiscal 2015 and fiscal 2014 (in thousands):

	Location of Gain Recognized in Earnings	Gain Recognized in Earnings
		Year Ended Jan 30, 2016	Year Ended Jan 31, 2015	Year Ended Feb 1, 2014
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$4,346	$14,723	$1,843
Interest rate swap	Other income/expense	$179	$242	$238
(22) Share Repurchase Program
On March 14, 2011, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $250 million of the Company’s common stock (the “2011 Share Repurchase Program”). On June 26, 2012, the Company’s Board of Directors authorized a new program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock (the “2012 Share Repurchase Program”). The 2012 Share Repurchase Program was in addition to the 2011 Share Repurchase Program. Repurchases under programs may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under programs and programs may be discontinued at any time, without prior notice. As of January 30, 2016, the Company had remaining authority under the 2012 Share Repurchase Program to purchase $451.8 million of its common stock and no remaining authority to purchase shares under the 2011 Share Repurchase Program. During fiscal 2016 the Company repurchased 2,000,000 shares under the 2012 Share Repurchase Program at an aggregate cost of $44.0 million. There were no share repurchases during fiscal 2015. During fiscal 2014, the Company repurchased a total of 882,551 shares under the 2011 and 2012 Share Repurchase Programs at an aggregate cost of $22.1 million.
(23) Subsequent Events
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%.
The Mortgage Debt requires the Company to comply with a fixed charge coverage ratio on a trailing four-quarter basis if consolidated cash, cash equivalents and short term investment balances fall below certain levels. In addition, the Mortgage Debt contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens on the mortgaged property and enter into certain contractual obligations. Upon the occurrence of an event of default under the Mortgage Debt, the lender may terminate the Mortgage Debt and declare all amounts outstanding to be immediately due and payable. The Mortgage Debt specifies a number of events of default (some of which are subject to applicable grace or cure periods), including, among other things, non-payment defaults,

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults.
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt.
Dividends
On March 16, 2016, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on April 15, 2016 to shareholders of record as of the close of business on March 30, 2016.
Restructuring
In March 2016, the Company initiated a global cost reduction and restructuring plan to better align our global cost and organizational structure with our current strategic initiatives. We plan to consolidate and streamline our business processes, and reduce our global workforce and other expenses. In connection with this plan, we expect to incur cash restructuring charges of approximately $7 million to $12 million, after tax, which we anticipate will be incurred in the first three quarters of fiscal 2017. The Company’s assessment of the costs associated with the restructuring-related activities is still ongoing and actual amounts could differ significantly from these estimates as plans evolve, details are finalized and negotiations are completed.

SCHEDULE II
GUESS?, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended January 30, 2016, January 31, 2015 and February 1, 2014
(in thousands)

	Balance at Beginning of Period	Costs Charged (Credited) to Expenses	Deductions and Write-offs	Balance at End of Period
Description
As of January 30, 2016
Allowance for accounts receivable	$16,053	$27,755	$(28,738)	$15,070
Allowance for royalties receivable	253	240	(82)	411
Allowance for sales returns	17,727	68,477	(65,691)	20,513
Total	$34,033	$96,472	$(94,511)	$35,994
As of January 31, 2015
Allowance for accounts receivable	$20,118	$28,826	$(32,891)	$16,053
Allowance for royalties receivable	409	(156)	—	253
Allowance for sales returns	20,284	65,333	(67,890)	17,727
Total	$40,811	$94,003	$(100,781)	$34,033
As of February 1, 2014
Allowance for accounts receivable	$20,588	$32,339	$(32,809)	$20,118
Allowance for royalties receivable	294	190	(75)	409
Allowance for sales returns	20,757	98,112	(98,585)	20,284
Total	$41,639	$130,641	$(131,469)	$40,811

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Guess?, Inc.
By:	/s/ VICTOR HERRERO
Victor Herrero Chief Executive Officer
Date:	March 25, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ VICTOR HERRERO	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2016
Victor Herrero

/s/ SANDEEP REDDY	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 25, 2016
Sandeep Reddy

/s/ PAUL MARCIANO	Executive Chairman, Chief Creative Officer and Director	March 25, 2016
Paul Marciano

/s/ MAURICE MARCIANO	Chairman Emeritus and Director	March 25, 2016
Maurice Marciano

/s/ GIANLUCA BOLLA	Director	March 25, 2016
Gianluca Bolla

/s/ ANTHONY CHIDONI	Director	March 25, 2016
Anthony Chidoni

/s/ JOSEPH GROMEK	Director	March 25, 2016
Joseph Gromek

/s/ KAY ISAACSON-LEIBOWITZ	Director	March 25, 2016
Kay Isaacson-Leibowitz

/s/ ALEX YEMENIDJIAN	Director	March 25, 2016
Alex Yemenidjian

Exhibit Index

Exhibit Number	Description
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

*10.5.	2015 Annual Incentive Bonus Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 25, 2015).
*10.6.	2002 Employee Stock Purchase Plan (Amended and Restated March 12, 2012) (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2012).
*10.7.	Executive Employment Agreement dated July 7, 2015 between the Registrant and Victor Herrero (incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 14, 2015).
*10.8.
Restricted Stock Unit Agreement dated as of July 7, 2015 between the Registrant and Victor Herrero (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015).

*10.9.
Nonqualified Stock Option Agreement dated as of July 7, 2015 between the Registrant and Victor Herrero (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015).

*10.10.
Restricted Stock Unit Agreement dated as of July 7, 2015 between the Registrant and Victor Herrero (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015).

*10.11.
Executive Employment Agreement dated July 11, 2013 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013).

*10.12.	Letter Agreement dated July 7, 2015 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Current Report on Form 8-K filed July 14, 2015).
*10.13.	Executive Employment Agreement dated January 26, 2016 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Current Report on Form 8-K filed February 1, 2016).
*10.14.
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

*10.17.
Performance Share Award Agreement dated as of April 8, 2014 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014).

*10.18.
Restricted Stock Unit Agreement dated as of May 1, 2015 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015).

*10.19.
Performance Share Award Agreement dated as of May 1, 2015 between the Registrant and Paul Marciano (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015).

*10.20.
Employment Letter Agreement dated August 21, 2013 between the Registrant and Michael Relich (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013).

*10.21.
Employment Letter Agreement dated July 18, 2013 between the Registrant and Sandeep Reddy (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013).

*10.22.	Form of Nonqualified Stock Option Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.23.	Form of Restricted Stock Award Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed May 16, 2005).
*10.24.
Indemnification Agreements between the Registrant and certain executives and directors (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).

*10.25.
Nonqualified Deferred Compensation Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009).

*10.26.
Supplemental Executive Retirement Plan (Amended and Restated Effective as of December 18, 2008) (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2009).

*10.27.
Amendment 2013-I to the Supplemental Executive Retirement Plan of the Registrant dated as of July 11, 2013 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013).

10.28.
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

10.30.
Third Amendment to Lease Agreement dated as of August 2, 2015 between the Registrant and 1444 Partners, Ltd. with respect to the Registrant’s corporate headquarters (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015).

10.31.
Loan, Guaranty and Security Agreement dated as of June 23, 2015, among the Registrant, Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as agent for the lenders (incorporated by reference from the Registrant’s Current Report on Form 8-K filed June 24, 2015).

†10.32.
Amendment Number One to Loan, Guaranty and Security Agreement dated as of February 16, 2016, among the Registrant, Guess? Retail, Inc., Guess.com, Inc., Guess? Canada Corporation, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as agent for the lenders.

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