Form 10-Q
period 2016-04-30
GUESS INC
filed 2016-06-02
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 31, 2016 the registrant had 84,315,971 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	Apr 30, 2016	Jan 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$427,485	$445,480
Accounts receivable, net	177,669	222,359
Inventories	358,191	311,704
Other current assets	62,305	56,709
Total current assets	1,025,650	1,036,252
Property and equipment, net	265,818	255,344
Goodwill	34,762	33,412
Other intangible assets, net	7,279	7,269
Deferred tax assets	89,068	83,613
Other assets	130,199	122,858
	$1,552,776	$1,538,748
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and borrowings	$4,443	$4,024
Accounts payable	179,533	177,505
Accrued expenses	135,446	145,530
Total current liabilities	319,422	327,059
Long-term debt	23,539	2,318
Deferred rent and lease incentives	78,576	76,968
Other long-term liabilities	100,922	95,858
	522,459	502,203
Redeemable noncontrolling interests	8,204	5,252

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 140,511,873 and 140,028,937 shares, outstanding 84,326,321 and 83,833,937 shares, as of April 30, 2016 and January 30, 2016, respectively	843	838
Paid-in capital	472,090	468,574
Retained earnings	1,224,916	1,269,775
Accumulated other comprehensive loss	(126,536)	(158,054)
Treasury stock, 56,185,552 and 56,195,000 shares as of April 30, 2016 and January 30, 2016, respectively	(562,563)	(562,658)
Guess?, Inc. stockholders’ equity	1,008,750	1,018,475
Nonredeemable noncontrolling interests	13,363	12,818
Total stockholders’ equity	1,022,113	1,031,293
	$1,552,776	$1,538,748

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except per share data) (unaudited)

	Three Months Ended
	Apr 30, 2016	May 2, 2015
Product sales	$426,468	$452,959
Net royalties	22,347	25,865
Net revenue	448,815	478,824
Cost of product sales	306,056	313,339
Gross profit	142,759	165,485
Selling, general and administrative expenses	165,654	161,132
Restructuring charges	6,083	—
Earnings (loss) from operations	(28,978)	4,353
Other income (expense):
Interest expense	(520)	(435)
Interest income	651	272
Other income (expense), net	(1,098)	2,626
	(967)	2,463

Earnings (loss) before income tax expense (benefit)	(29,945)	6,816
Income tax expense (benefit)	(4,791)	2,829
Net earnings (loss)	(25,154)	3,987
Net earnings attributable to noncontrolling interests	24	646
Net earnings (loss) attributable to Guess?, Inc.	$(25,178)	$3,341

Net earnings (loss) per common share attributable to common stockholders (Note 2):
Basic	$(0.30)	$0.04
Diluted	$(0.30)	$0.04

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	83,514	84,965
Diluted	83,514	85,099

Dividends declared per common share	$0.225	$0.225

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands) (unaudited)

	Three Months Ended
	Apr 30, 2016	May 2, 2015
Net earnings (loss)	$(25,154)	$3,987
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	43,152	(703)
Derivative financial instruments designated as cash flow hedges
Losses arising during the period	(12,243)	(1,295)
Less income tax effect	2,363	369
Reclassification to net earnings (loss) for gains realized	(1,416)	(2,236)
Less income tax effect	271	301
Marketable securities
Gains (losses) arising during the period	1	(7)
Less income tax effect	—	3
Defined benefit plans
Foreign currency and other adjustments	(164)	—
Less income tax effect	15	—
Actuarial loss amortization	86	513
Prior service credit amortization	(7)	(58)
Less income tax effect	(19)	(149)
Total comprehensive income	6,885	725
Less comprehensive income attributable to noncontrolling interests:
Net earnings	24	646
Foreign currency translation adjustment	521	(364)
Amounts attributable to noncontrolling interests	545	282
Comprehensive income attributable to Guess?, Inc.	$6,340	$443

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	Apr 30, 2016	May 2, 2015
Cash flows from operating activities:
Net earnings (loss)	$(25,154)	$3,987
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	16,215	17,789
Amortization of intangible assets	465	541
Share-based compensation expense	4,232	3,612
Unrealized forward contract losses	4,708	490
Net (gain) loss on disposition of property and equipment and long-term assets	178	(940)
Other items, net	(935)	(1,510)
Changes in operating assets and liabilities:
Accounts receivable	44,957	24,038
Inventories	(33,973)	(7,027)
Prepaid expenses and other assets	(10,543)	(973)
Accounts payable and accrued expenses	(29,112)	(22,815)
Deferred rent and lease incentives	161	(2,605)
Other long-term liabilities	(2,043)	(5,452)
Net cash provided by (used in) operating activities	(30,844)	9,135
Cash flows from investing activities:
Purchases of property and equipment	(17,841)	(11,604)
Proceeds from sale of long-term assets	7,500	—
Acquisition of businesses, net of cash acquired	(55)	(599)
Net cash settlement of forward contracts	310	1,668
Net cash used in investing activities	(10,086)	(10,535)
Cash flows from financing activities:
Payment of debt issuance costs	(111)	—
Proceeds from borrowings	21,500	581
Repayment of capital lease obligations and borrowings	(472)	(593)
Dividends paid	(19,256)	(19,261)
Noncontrolling interest capital contributions	1,876	—
Noncontrolling interest capital distributions	—	(3,830)
Issuance of common stock, net of tax withholdings on vesting of stock awards	262	145
Excess tax benefits from share-based compensation	133	34
Net cash provided by (used in) financing activities	3,932	(22,924)
Effect of exchange rates on cash and cash equivalents	19,003	(31)
Net change in cash and cash equivalents	(17,995)	(24,355)
Cash and cash equivalents at the beginning of the year	445,480	483,483
Cash and cash equivalents at the end of the period	$427,485	$459,128

Supplemental cash flow data:
Interest paid	$310	$232
Income taxes paid	$5,335	$1,258

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2016
(unaudited)

(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of April 30, 2016 and January 30, 2016 and the condensed consolidated statements of income (loss), comprehensive income and cash flows for the three months ended April 30, 2016 and May 2, 2015. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended April 30, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 30, 2016.
The three months ended April 30, 2016 had the same number of days as the three months ended May 2, 2015. All references herein to “fiscal 2017,” “fiscal 2016” and “fiscal 2015” represent the results of the 52-week fiscal year ending January 28, 2017 and the 52-week fiscal years ended January 30, 2016 and January 31, 2015, respectively.
New Accounting Guidance
Changes in Accounting Policies
In February 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. The Company adopted this guidance effective January 31, 2016. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
In April 2015, the FASB issued authoritative guidance to simplify the presentation of debt issuance costs by requiring such costs to be presented as a deduction from the corresponding debt liability. The Company adopted this guidance effective January 31, 2016. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
In April 2015, the FASB issued authoritative guidance which provides clarification on accounting for cloud computing arrangements which include a software license. The Company adopted this guidance effective January 31, 2016. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
In September 2015, the FASB issued authoritative guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The Company adopted this guidance effective January 31, 2016. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
Recently Issued Accounting Guidance
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. During the first quarter of fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption. Early adoption is permitted for fiscal periods beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures, including the choice of application method upon adoption.
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
In March 2016, the FASB issued authoritative guidance to simplify the accounting for certain aspects of share-based compensation. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. This guidance also addresses other recognition, measurement and presentation requirements for share-based compensation. This guidance is effective for fiscal years beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

(2)	Earnings (Loss) Per Share
Basic earnings (loss) per share represents net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding does not include restricted stock units with forfeitable dividend rights that have been classified as issued and outstanding but are considered contingently returnable as a result of certain service conditions. These restricted stock units are considered common equivalent shares outstanding and are excluded from the basic earnings (loss) per share calculation until the respective service conditions have been met. Diluted earnings (loss) per share represents net earnings (loss) attributable to common stockholders divided by the weighted average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, earnings attributable to nonvested restricted stockholders are excluded from net earnings (loss) attributable to common stockholders for purposes of calculating basic and diluted earnings (loss) per common share. However, net losses are not allocated to nonvested restricted stockholders since they are not contractually obligated to share in the losses of the Company.
In addition, the Company has granted certain nonvested stock units that are subject to certain performance-based or market-based vesting conditions as well as continued service requirements through the respective vesting periods. These nonvested stock units are included in the computation of diluted net earnings (loss) per common share attributable to common stockholders only to the extent that the underlying performance-based or market-based vesting conditions are satisfied as of the end of the reporting period, or would be considered satisfied if the end of the reporting period were the end of the related contingency period, and the results would be dilutive under the treasury stock method.
The computation of basic and diluted net earnings (loss) per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended
	Apr 30, 2016	May 2, 2015
Net earnings (loss) attributable to Guess?, Inc.	$(25,178)	$3,341
Less net earnings attributable to nonvested restricted stockholders	150	84
Net earnings (loss) attributable to common stockholders	$(25,328)	$3,257

Weighted average common shares used in basic computations	83,514	84,965
Effect of dilutive securities:
Stock options and restricted stock units	—	134
Weighted average common shares used in diluted computations	83,514	85,099

Net earnings (loss) per common share attributable to common stockholders:
Basic	$(0.30)	$0.04
Diluted	$(0.30)	$0.04
For the three months ended April 30, 2016 and May 2, 2015, equity awards granted for 3,022,961 and 2,124,253, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For three months ended April 30, 2016 and May 2, 2015, the Company also excluded 602,816 and 175,866 nonvested stock units, respectively, which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of the end of each of the respective periods.
For the three months ended April 30, 2016, there were 249,003 potentially dilutive shares that were not included in the computation of diluted weighted average common shares and common equivalent shares outstanding because their effect would have been antidilutive given the Company’s net loss.
Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. As of April 30, 2016, the Company had remaining authority under the program to purchase $451.8 million of its common stock. There were no share repurchases during the three months ended April 30, 2016 and May 2, 2015.

(3)	Stockholders’ Equity and Redeemable Noncontrolling Interests
A reconciliation of common stock outstanding, treasury stock and the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended January 30, 2016 and three months ended April 30, 2016 is as follows (in thousands, except share data):

	Shares		Stockholders’ Equity
	Common Stock	Treasury Stock	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balance at January 31, 2015	85,323,154	54,235,846	$1,073,856	$15,590	$1,089,446	$4,437
Net earnings	—	—	81,851	2,964	84,815	—
Foreign currency translation adjustment	—	—	(36,083)	(1,661)	(37,744)	(476)
Gain on derivative financial instruments designated as cash flow hedges, net of income tax of ($559)	—	—	95	—	95	—
Loss on marketable securities, net of income tax of $7	—	—	(12)	—	(12)	—
Actuarial valuation gain (loss) and related amortization, plan amendment, curtailment, prior service credit amortization and foreign currency and other adjustments on defined benefit plans, net of income tax of ($2,972)	—	—	5,011	—	5,011	—
Issuance of common stock under stock compensation plans, net of tax effect	469,937	—	(4,023)	—	(4,023)	—
Issuance of stock under Employee Stock Purchase Plan	40,846	(40,846)	660	—	660	—
Share-based compensation	—	—	18,880	—	18,880	—
Dividends	—	—	(77,287)	—	(77,287)	—
Share repurchases	(2,000,000)	2,000,000	(44,053)	—	(44,053)	—
Noncontrolling interest capital contribution	—	—	—	—	—	871
Noncontrolling interest capital distribution	—	—	—	(4,075)	(4,075)	—
Redeemable noncontrolling interest redemption value adjustment	—	—	(420)	—	(420)	420
Balance at January 30, 2016	83,833,937	56,195,000	$1,018,475	$12,818	$1,031,293	$5,252
Net earnings (loss)	—	—	(25,178)	24	(25,154)	—
Foreign currency translation adjustment	—	—	42,631	521	43,152	406
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of $2,634	—	—	(11,025)	—	(11,025)	—
Gain on marketable securities, net of minimal tax effect	—	—	1	—	1	—
Actuarial valuation and prior service credit amortization and foreign currency and other adjustments on defined benefit plans, net of income tax of ($4)	—	—	(89)	—	(89)	—
Issuance of common stock under stock compensation plans, net of tax effect	482,936	—	(640)	—	(640)	—
Issuance of stock under Employee Stock Purchase Plan	9,448	(9,448)	150	—	150	—
Share-based compensation	—	—	4,232	—	4,232	—
Dividends	—	—	(19,137)	—	(19,137)	—
Noncontrolling interest capital contribution	—	—	—	—	—	1,876
Redeemable noncontrolling interest redemption value adjustment	—	—	(670)	—	(670)	670
Balance at April 30, 2016	84,326,321	56,185,552	$1,008,750	$13,363	$1,022,113	$8,204

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three months ended April 30, 2016 and May 2, 2015 are as follows (in thousands):

	Three Months Ended Apr 30, 2016
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at January 30, 2016	$(157,652)	$7,252	$(15)	$(7,639)	$(158,054)
Gains (losses) arising during the period	42,631	(9,880)	1	(149)	32,603
Reclassification to net loss for (gains) losses realized	—	(1,145)	—	60	(1,085)
Net other comprehensive income (loss)	42,631	(11,025)	1	(89)	31,518
Balance at April 30, 2016	$(115,021)	$(3,773)	$(14)	$(7,728)	$(126,536)

	Three Months Ended May 2, 2015
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at January 31, 2015	$(121,569)	$7,157	$(3)	$(12,650)	$(127,065)
Losses arising during the period	(339)	(926)	(4)	—	(1,269)
Reclassification to net earnings for (gains) losses realized	—	(1,935)	—	306	(1,629)
Net other comprehensive income (loss)	(339)	(2,861)	(4)	306	(2,898)
Balance at May 2, 2015	$(121,908)	$4,296	$(7)	$(12,344)	$(129,963)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings (loss) during the three months ended April 30, 2016 and May 2, 2015 are as follows (in thousands):

	Three Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings (Loss)
	Apr 30, 2016	May 2, 2015
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(1,435)	$(1,750)	Cost of product sales
Foreign exchange currency contracts	(32)	(486)	Other income/expense
Interest rate swap	51	—	Interest expense
Less income tax effect	271	301	Income tax expense (benefit)
	(1,145)	(1,935)
Defined benefit plans:
Actuarial loss amortization	86	513	(1)
Prior service credit amortization	(7)	(58)	(1)
Less income tax effect	(19)	(149)	Income tax expense (benefit)
	60	306
Total reclassifications during the period	$(1,085)	$(1,629)
__________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic defined benefit pension cost. Refer to Note 13 for further information.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest from the acquisition of its majority-owned subsidiary, Guess Sud SAS (“Guess Sud”). The put arrangement for Guess Sud, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holders by providing written notice to the Company any time after January 30, 2012. The put arrangement is recorded on the balance sheet at its expected redemption value based on a method which approximates fair value and is classified as a redeemable noncontrolling interest outside of permanent equity. The redemption value of the Guess Sud redeemable put arrangement was $4.6 million and $3.7 million as of April 30, 2016 and January 30, 2016, respectively. In May 2016, the Company acquired the remaining 40% interest from the noncontrolling interest holder.
The Company is also party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in the sixth year of the agreement, or sooner in certain limited circumstances, and every third anniversary from the end of the sixth year thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. During the three months ended April 30, 2016, the Company and the noncontrolling interest holder increased their capital contributions by $1.0 million, of which $0.6 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess Brazil. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.2 million and $0.7 million as of April 30, 2016 and January 30, 2016, respectively.
During fiscal 2016, the Company entered into a new majority-owned joint venture to establish Guess? CIS, LLC (“Guess CIS”) which is based in Russia. The Company made an initial contribution of $2.0 million to obtain a 70% interest in Guess CIS and is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest. During the three months ended April 30, 2016, the Company and the noncontrolling interest holder increased their capital contributions by $5.0 million, of which $3.5 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. The put arrangement may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $2.4 million and $0.9 million as of April 30, 2016 and January 30, 2016, respectively.

(4)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Apr 30, 2016	Jan 30, 2016
Trade	$188,769	$222,972
Royalty	13,273	16,443
Other	8,770	16,493
	210,812	255,908
Less allowances	33,143	33,549
	$177,669	$222,359
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

(5)	Inventories
Inventories consist of the following (in thousands):

	Apr 30, 2016	Jan 30, 2016
Raw materials	$2,251	$2,043
Work in progress	116	92
Finished goods	355,824	309,569
	$358,191	$311,704
The above balances include an allowance to write down inventories to the lower of cost or market of $18.9 million and $15.9 million as of April 30, 2016 and January 30, 2016, respectively.

(6)	Restructuring Charges
During the first quarter of fiscal 2017, the Company initiated a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan includes the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. These actions resulted in restructuring charges of $6.1 million related primarily to cash-based severance costs during the three months ended April 30, 2016. As of April 30, 2016, the Company had a balance of approximately $5.1 million in accrued expenses for amounts expected to be paid during the remainder of fiscal 2017. The Company currently estimates that it may incur an additional $1 million to $2 million in future cash-based severance charges during the remainder of fiscal 2017. The Company’s assessment of the costs associated with the restructuring-related activities is still ongoing and actual amounts could differ significantly from these estimates as plans evolve, details are finalized and negotiations are completed.
The following table summarizes restructuring activities related primarily to severance during the three months ended April 30, 2016 (in thousands):

Total
Balance at January 30, 2016	$—
Charges to operations	6,083
Cash payments	(930)
Foreign currency and other adjustments	(7)
Balance at April 30, 2016	$5,146
During the three months ended April 30, 2016, the Company also incurred an estimated exit tax charge of approximately $1.9 million related to its reorganization in Europe as a result of the global cost reduction and restructuring plan.

(7)	Income Taxes
Income tax expense (benefit) for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The Company’s effective income tax rate decreased to 16.0% for the three months ended April 30, 2016 from 41.5% for the three months ended May 2, 2015. The change in the effective income tax rate was due primarily to a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year and more losses incurred in certain foreign jurisdictions where the Company has valuation allowances during the three months ended April 30, 2016 compared to the same prior-year period.
From time-to-time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. As of April 30, 2016, several income tax audits were underway for various periods in multiple jurisdictions. The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, could incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $14.9 million and $13.9 million as of April 30, 2016 and January 30, 2016, respectively. The change in the accrual balance from January 30, 2016 to April 30, 2016 resulted from interest and penalties and additional accruals during the three months ended April 30, 2016.

(8)	Segment Information
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Europe, Asia, Americas Wholesale and Licensing. The Company’s operating segments are the same as its reportable segments. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and its retail operations in South America. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal.
Net revenue and earnings (loss) from operations are summarized as follows for the three months ended April 30, 2016 and May 2, 2015 (in thousands):

	Three Months Ended
	Apr 30, 2016	May 2, 2015
Net revenue:
Americas Retail	$204,161	$214,249
Europe	135,380	137,397
Asia	54,129	64,035
Americas Wholesale	32,798	37,278
Licensing	22,347	25,865
Total net revenue	$448,815	$478,824
Earnings (loss) from operations:
Americas Retail	$(12,601)	$(7,209)
Europe	(14,085)	(3,668)
Asia	(669)	4,613
Americas Wholesale	5,611	6,747
Licensing	20,415	23,025
Corporate Overhead	(21,566)	(19,155)
Restructuring Charges	(6,083)	—
Total earnings (loss) from operations	$(28,978)	$4,353
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year. Restructuring charges incurred during the three months ended April 30, 2016 related to plans to better align the Company’s global cost and organizational structure with its current strategic initiatives. Refer to Note 6 for more information regarding these restructuring charges.

(9)	Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Apr 30, 2016	Jan 30, 2016
Mortgage debt, maturing monthly through January 2026	$21,299	$—
European capital lease, maturing quarterly through May 2016	3,893	4,024
Other	2,790	2,318
	27,982	6,342
Less current installments	4,443	4,024
Long-term debt	$23,539	$2,318
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of April 30, 2016, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $21.3 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability as of April 30, 2016 was approximately $0.1 million.
Capital Lease
The Company leases a building in Florence, Italy under a capital lease which provides for minimum lease payments through May 1, 2016. As of April 30, 2016, the capital lease obligation was $3.9 million, which was paid during the second quarter of fiscal 2017. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matured on February 1, 2016 and had converted the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt.
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash balances as of April 30, 2016, the Company could have borrowed up to $148 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.

All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of April 30, 2016, the Company had $1.7 million in outstanding standby letters of credit, $0.4 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of April 30, 2016, the Company could have borrowed up to $65.6 million under these agreements. As of April 30, 2016, the Company had no outstanding borrowings and $0.8 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.4% to 6.8%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $40.1 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.

(10)	Share-Based Compensation
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three months ended April 30, 2016 and May 2, 2015 (in thousands):

	Three Months Ended
	Apr 30, 2016	May 2, 2015
Stock options	$512	$481
Stock awards/units	3,678	3,087
Employee Stock Purchase Plan	42	44
Total share-based compensation expense	$4,232	$3,612
Unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options and nonvested stock awards/units totaled approximately $4.9 million and $31.6 million, respectively, as of April 30, 2016. This cost is expected to be recognized over a weighted average period of 1.9 years. The weighted average grant date fair value of options granted was $3.56 and $3.62 during the three months ended April 30, 2016 and May 2, 2015, respectively.
Grants
On April 29, 2016, the Company granted select key management 602,816 nonvested stock units which are subject to certain performance-based vesting or market-based vesting conditions.
On July 7, 2015, the Company granted Victor Herrero, the Company’s Chief Executive Officer, 600,000 stock options and 250,000 nonvested stock units in connection with an employment agreement entered into between the Company and Mr. Herrero (the “Herrero Employment Agreement”). Mr. Herrero was also granted 150,000 restricted stock units which are considered contingently returnable as a result of certain service conditions set forth in the Herrero Employment Agreement.
Annual Grants
On March 30, 2016, the Company made an annual grant of 616,450 stock options and 442,000 nonvested stock awards/units to its employees. On April 2, 2015, the Company made an annual grant of 577,700 stock options and 401,700 nonvested stock awards/units to its employees.
Performance-Based Awards
The Company has granted certain nonvested stock units subject to performance-based vesting conditions to select executive officers. Each award of nonvested stock units generally has an initial vesting period from the date of the grant through the end of the first fiscal year followed by annual vesting periods which may range from two-to-three years. The nonvested stock units are subject to the achievement of certain performance-based vesting conditions during the first fiscal year of the grant as well as continued service requirements through each of the vesting periods.
The Company has also granted a target number of nonvested stock units to select key management, including certain executive officers. The number of shares that may ultimately vest with respect to each award may range from 0% up to 200% of the target number of shares, subject to the achievement of certain performance-based vesting conditions which may relate to the first fiscal year of the grant or the third fiscal year of the grant. Any shares that are ultimately issued are scheduled to vest at the end of the third fiscal year following the grant date.

The following table summarizes the activity for nonvested performance-based units during the three months ended April 30, 2016:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2016	580,000	$22.65
Granted	462,359	18.35
Vested	(179,422)	28.05
Forfeited	—	—
Nonvested at April 30, 2016	862,937	$19.22
Market-Based Awards
The Company has granted certain nonvested stock units subject to market-based vesting conditions to select executive officers. The number of shares that may ultimately vest will equal 0% to 150% of the target number of shares, subject to the performance of the Company’s total stockholder return (“TSR”) relative to the TSR of a select group of peer companies over a three-year period. Vesting is also subject to continued service requirements through the vesting date.
The following table summarizes the activity for nonvested market-based units during the three months ended April 30, 2016:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2016	183,368	$17.72
Granted	140,457	15.20
Vested	—	—
Forfeited	—	—
Nonvested at April 30, 2016	323,825	$16.63

(11)	Related Party Transactions
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of April 30, 2016 with expiration dates ranging from calendar years 2017 to 2020.
In January 2016, the Company sold an approximately 140,000 square foot parking lot located adjacent to the Company’s corporate headquarters to a partnership affiliated with the Marciano Trusts for a sales price of $7.5 million, which was subsequently collected during the first quarter of fiscal 2017. Concurrent with the sale, the Company entered into a lease agreement to lease back the parking lot from the purchaser. During the fourth quarter of fiscal 2016, the Company recognized a net gain of approximately $3.4 million in other income as a result of these transactions.
Aggregate rent, common area maintenance charges and property tax expense recorded under these four related party leases for the three months ended April 30, 2016 and May 2, 2015 was $1.2 million and $1.4 million, respectively. The Company believes that the terms of the related party leases and parking lot sale have not been significantly affected by the fact that the Company and the lessors are related.

Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through informal arrangements with MPM Financial and independent third party management companies contracted by MPM Financial to manage its aircraft. The total fees paid under these arrangements for the three months ended April 30, 2016 were approximately $0.3 million. There were no fees paid under these arrangements for the three months ended May 2, 2015.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended January 30, 2016.

(12)	Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through September 2031. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 2% to 12%, when specific sales volumes are exceeded. The Company’s concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately 34% of annual sales volume. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through March 2021. As discussed in further detail in Note 9, the Company leases a building in Florence, Italy under a capital lease which provides for minimum lease payments through May 1, 2016.
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
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.2 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.9 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. During the first quarter of fiscal 2017, the MFDTC issued judgments in favor of the Company in relation to the second, third and fourth set of appeals (covering the period from October 2010 through June 2011) as well as a portion of the seventh set of appeals (covering the period from August 2012 through December 2012) and canceled the related assessments totaling €3.3 million ($3.8 million). While these MFDTC judgments have been favorable to the Company, there can be no assurances that the Company’s remaining open appeals for July 2011 through December 2012 will be successful. There also can be no assurances that the Italian Customs Agency will not be successful in its appeal of the first MFDTC judgment or that they will not appeal the other favorable MFDTC judgments. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $55.6 million and $52.5 million as of April 30, 2016 and January 30, 2016, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $3.2 million and $2.0 million in other income during the three months ended April 30, 2016 and May 2, 2015, respectively. The Company also recorded realized gains of $0.1 million and $0.7 million in other income resulting from payout on the insurance policies during the three months ended April 30, 2016 and May 2, 2015, respectively. The projected benefit obligation was $53.5 million and $53.4 million as of April 30, 2016 and January 30, 2016, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million were made during each of the three months ended April 30, 2016 and May 2, 2015.
The components of net periodic defined benefit pension cost for the three months ended April 30, 2016 and May 2, 2015 related to the SERP are as follows (in thousands):

	Three Months Ended
	Apr 30, 2016	May 2, 2015
Interest cost	$460	$496
Net amortization of unrecognized prior service credit	—	(58)
Net amortization of actuarial losses	39	428
Net periodic defined benefit pension cost	$499	$866
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
As of April 30, 2016 and January 30, 2016, the plan had a projected benefit obligation of CHF15.8 million (US$16.5 million) and CHF15.6 million (US$15.2 million), respectively, and plan assets held at the independent investment fiduciary of CHF13.2 million (US$13.8 million) and CHF13.0 million (US$12.7 million), respectively. The net liability of CHF2.6 million (US$2.7 million) and CHF2.6 million (US$2.5 million) was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of April 30, 2016 and January 30, 2016, respectively. During the three months ended April 30, 2016 and May 2, 2015, the Company recognized net periodic defined benefit pension cost of CHF0.4 million (US$0.4 million) and CHF0.4 million (US$0.5 million), respectively, resulting primarily from service cost.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 30, 2016 and January 30, 2016 (in thousands):

	Fair Value Measurements at Apr 30, 2016				Fair Value Measurements at Jan 30, 2016
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$117	$—	$117	$—	$9,797	$—	$9,797
Available-for-sale securities	18	—	—	18	17	—	—	17
Total	$18	$117	$—	$135	$17	$9,797	$—	$9,814
Liabilities:
Foreign exchange currency contracts	$—	$9,597	$—	$9,597	$—	$366	$—	$366
Interest rate swaps	—	81	—	81	—	37	—	37
Deferred compensation obligations	—	11,112	—	11,112	—	10,155	—	10,155
Total	$—	$20,790	$—	$20,790	$—	$10,558	$—	$10,558

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended April 30, 2016 or during the year ended January 30, 2016.
The fair values of the Company’s available-for-sale securities are based on quoted prices. The fair values of the interest rate swaps are based upon inputs corroborated by observable market data. Foreign exchange currency contracts are entered into by the Company principally to hedge the future payment of inventory and intercompany transactions by non-U.S. subsidiaries. Periodically, the Company may also use foreign exchange currency contracts to hedge the translation and economic exposures related to its net investments in certain of its international subsidiaries. The fair values of the Company’s foreign exchange currency contracts are based on quoted foreign exchange forward rates at the reporting date. Deferred compensation obligations to employees are adjusted based on changes in the fair value of the underlying employee-directed investments. Fair value of these obligations is based upon inputs corroborated by observable market data.
Available-for-sale securities, which consist of marketable equity securities, are recorded at fair value and are included in other assets in the accompanying condensed consolidated balance sheets. As of April 30, 2016 and January 30, 2016, available-for-sale securities were minimal. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income (loss). As of April 30, 2016 and January 30, 2016, the accumulated unrealized losses, net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company were minimal.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of April 30, 2016 and January 30, 2016, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
Long-Lived Assets
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers each individual retail location as an asset group for impairment testing, which is the lowest level at which individual cash flows can be identified. The asset group includes leasehold improvements, furniture, fixtures and equipment, computer hardware and software and certain long-term security deposits and lease acquisition costs. The Company reviews retail locations in penetrated markets for impairment risk once the locations have been opened for at least one year in their current condition, or sooner as changes in circumstances require. The Company believes that waiting one year allows a retail location to reach a maturity level where a more comprehensive analysis of financial performance can be performed. The Company evaluates impairment risk for retail locations in new markets, where the Company is in the early stages of establishing its presence, once brand awareness has been established. The Company also evaluates impairment risk for retail locations that are expected to be closed in the foreseeable future.
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
The Company recorded impairment charges of $0.2 million and $1.1 million during the three months ended April 30, 2016 and May 2, 2015, respectively. The impairment charges related primarily to the impairment of certain retail locations in Europe and North America resulting from under-performance and expected store closures during each of the respective periods. These impairment charges were included in selling, general and administrative expenses in the Company’s condensed consolidated statements of income (loss) for each of the respective periods.

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
Interest Rate Swap Agreements
The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these contracts. Refer to Note 9 for further information.
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of April 30, 2016, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
Hedge Accounting Policy
Foreign Exchange Currency Contracts
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
Interest Rate Swap Agreements
Interest rate swap agreements are used to hedge the variability of the cash flows in interest payments associated with the Company’s floating-rate debt. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.

Periodically, the Company may also enter into interest rate swap agreements that are not designated as hedging instruments for accounting purposes. Changes in the fair value of interest rate swap agreements not designated as hedging instruments are reported in net earnings (loss) as part of other income and expense.
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of April 30, 2016 and January 30, 2016 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Apr 30, 2016	Fair Value at Jan 30, 2016
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$99	$7,491
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	18	2,306
Total		$117	$9,797
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses/ Other long-term liabilities	$5,667	$47
Interest rate swap	Other long-term liabilities	81	—
Total derivatives designated as hedging instruments		5,748	47
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	3,930	319
Interest rate swap	Accrued expenses	—	37
Total derivatives not designated as hedging instruments		3,930	356
Total		$9,678	$403
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the three months ended April 30, 2016, the Company purchased U.S. dollar forward contracts in Canada and Europe totaling US$21.3 million and US$18.9 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of April 30, 2016, the Company had forward contracts outstanding for its European and Canadian operations of US$104.8 million and US$59.0 million, respectively, which are expected to mature over the next 18 months.
As of April 30, 2016, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $3.7 million, net of tax, of which $0.9 million will be recognized in cost of product sales or other expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
At January 30, 2016, the Company had forward contracts outstanding for its European and Canadian operations of US$106.3 million and US$48.2 million, respectively, that were designated as cash flow hedges.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
During the three months ended April 30, 2016, the Company entered into an interest rate swap agreement with a notional amount of $21.5 million, designated as a cash flow hedge, to hedge the variability of cash flows in interest payments associated with the Company’s floating-rate debt. This interest rate swap agreement matures in January 2026 and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt, resulting in a swap fixed rate of approximately 3.06%.

As of April 30, 2016, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of approximately $0.1 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings (loss) for the three months ended April 30, 2016 and May 2, 2015 (in thousands):

	Loss Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss) (1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings (Loss)
	Three Months Ended			Three Months Ended
	Apr 30, 2016	May 2, 2015		Apr 30, 2016	May 2, 2015
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(11,412)	$(1,147)	Cost of product sales	$1,435	$1,750
Foreign exchange currency contracts	$(699)	$(148)	Other income/expense	$32	$486
Interest rate swap	$(132)	$—	Interest expense	$(51)	$—
 __________________________________

(1)
The Company recognized gains of $0.5 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income during the three months ended April 30, 2016. The ineffective portion related to foreign exchange currency contracts was immaterial during the three months ended May 2, 2015. There was no ineffectiveness recognized related to the interest rate swap during the three months ended April 30, 2016.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended
	Apr 30, 2016	May 2, 2015
Beginning balance gain	$7,252	$7,157
Net losses from changes in cash flow hedges	(9,880)	(926)
Net gains reclassified to earnings (loss)	(1,145)	(1,935)
Ending balance gain (loss)	$(3,773)	$4,296
Derivatives Not Designated as Hedging Instruments
As of April 30, 2016, the Company had euro foreign exchange currency contracts to purchase US$68.5 million expected to mature over the next 12 months and Canadian dollar foreign exchange currency contracts to purchase US$22.6 million expected to mature over the next 11 months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income and expense for the three months ended April 30, 2016 and May 2, 2015 (in thousands):

	Location of Gain (Loss) Recognized in Earnings (Loss)	Gain (Loss) Recognized in Earnings (Loss)
		Three Months Ended
		Apr 30, 2016	May 2, 2015
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$(6,029)	$(701)
Interest rate swap	Other income/expense	$38	$49
At January 30, 2016, the Company had euro foreign exchange currency contracts to purchase US$54.8 million and Canadian dollar foreign exchange currency contracts to purchase US$25.8 million.

(16)	Subsequent Events
On May 25, 2016, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on June 24, 2016 to shareholders of record as of the close of business on June 8, 2016.
On May 30, 2016, the Company sold its minority interest equity holding in a privately-held boutique apparel company for net proceeds of approximately €31 million (US$35 million), which resulted in a gain of approximately €20 million (US$22 million) that will be recorded in other income during the second quarter of fiscal 2017.

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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, restructuring charges, estimated charges, plans regarding store openings, closings and remodels, plans regarding business growth, international expansion and capital allocation, plans regarding supply chain efficiencies and global planning and allocation, e-commerce and omni-channel initiatives, business seasonality, results and risks of current and future litigation, industry trends, consumer demands and preferences, competition, currency fluctuations and related impacts, estimated tax rates, results of tax audits and other regulatory proceedings, raw material and other inflationary cost pressures, consumer confidence and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and in our other filings made from time-to-time with the Securities and Exchange Commission (“SEC”) after the date of this report.
Business Segments
The Company’s businesses are grouped into five reportable segments for management and internal financial reporting purposes: Americas Retail, Europe, Asia, Americas Wholesale and Licensing. The Company’s operating segments are the same as its reportable segments. Management evaluates segment performance based primarily on revenues and earnings (loss) from operations before restructuring charges, if any. The Company believes this segment reporting reflects how its five business segments are managed and how each segment’s performance is evaluated by the Company’s chief operating decision maker to assess performance and make resource allocation decisions. The Americas Retail segment includes the Company’s retail and e-commerce operations in North and Central America and its retail operations in South America. The Europe segment includes the Company’s retail, e-commerce and wholesale operations in Europe and the Middle East. The Asia segment includes the Company’s retail, e-commerce and wholesale operations in Asia. The Americas Wholesale segment includes the Company’s wholesale operations in the Americas. The Licensing segment includes the worldwide licensing operations of the Company. The business segment operating results exclude corporate overhead costs, which consist of shared costs of the organization, and restructuring charges. These costs are presented separately and generally include, among other things, the following unallocated corporate costs: accounting and finance, executive compensation, facilities, global advertising and marketing, human resources, information technology and legal. Information regarding these segments is summarized in Note 8 to the Condensed Consolidated Financial Statements.
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
In addition, some of our transactions that occur primarily in Europe, Canada, South Korea and Mexico are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when these transactions (such as inventory purchases) are converted to their functional currencies. As a result, fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings, largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. When these foreign exchange rates weaken versus the U.S. dollar at the time U.S. dollar denominated inventory is purchased relative to the purchases of the comparable period, our product margins could be unfavorably impacted if the relative sales prices do not change. Such exchange rate fluctuations had a negative impact on our product margins in Europe and Canada during the three months ended April 30, 2016 compared to the same prior-year period.
During the first three months of fiscal 2017, the average U.S. dollar rate was stronger against the Canadian dollar, the Korean won and the Mexican peso and weaker against the euro compared to the average rate in the same prior-year period. This had an overall negative impact on the translation of our international revenues and loss from operations for the three months ended April 30, 2016 compared to the same prior-year period.
If the U.S. dollar remains strong relative to the respective fiscal 2016 foreign exchange rates, we expect that foreign exchange will continue to have a negative impact on our revenues and operating results as well as our international cash and other balance sheet items during the remainder of fiscal 2017, particularly in Europe and Canada.
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
Strategy
The Company has identified five strategic initiatives focused on driving shareholder value. They include: (i) elevating the quality of our sales organization and merchandising strategy to match the quality of our product and marketing; (ii) building a major business in Asia by unlocking the potential of the GUESS? brand in the region; (iii) creating a culture of purpose and accountability throughout the entire Company by implementing a more centralized organizational structure that reinforces our focus on sales and profitability; (iv) improving our cost structure (including supply chain and overhead) and (v) stabilizing and revitalizing our wholesale business. The following provides further details on the planned implementation of these initiatives:
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
Transforming our Company’s Culture. In order to generate global synergies, major decisions (including logistics, finance, communication and stock allocation) are becoming more centralized in the Company’s management team in Los Angeles. This centralized approach will reinforce the focus on sales and profitability as well as foster an environment of accountability and execution measured through key performance metrics.
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
During the first quarter of fiscal 2017, the Company initiated a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan includes the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. These actions resulted in restructuring charges of $6.1 million and a related estimated exit tax charge of approximately $1.9 million (or a combined $5.8 million after considering the $2.2 million tax benefit as a result of the restructuring charges). The Company currently estimates that it may incur an additional $1 million to $2 million in future cash-based severance charges during the remainder of fiscal 2017. The Company’s assessment of the costs associated with the restructuring-related activities is still ongoing and actual amounts could differ significantly from these estimates as plans evolve, details are finalized and negotiations are completed.
Stabilizing our Wholesale Business. We plan to partner with our wholesale customers to emphasize a retail-oriented mindset and encourage the adoption of best practices, including high quality visual merchandising, frequent rotation of products and maximization of inventory turns.
In addition to the above strategic initiatives, we plan to increase the profitability for our brick-and-mortar locations by improving the productivity and performance of our existing stores. We will also continue to review our field and store structure. For example in Americas Retail, approximately half of our leases are up for renewal or have lease exit options over the next three years which will provide us with the opportunity to renegotiate more favorable lease terms or optimize our retail footprint as appropriate in the coming years.
Capital Allocation
The Company’s investments in capital for the full fiscal year 2017 are planned between $90 million and $100 million (after deducting estimated lease incentives of approximately $8 million). The planned investments in capital are primarily for retail expansion, store remodeling programs and investments in maintaining and improving our infrastructure (primarily information and operating systems).

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
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three months ended April 30, 2016 had the same number of days as the three months ended May 2, 2015.
Executive Summary
Overview
Net loss attributable to Guess?, Inc. was $25.2 million, or diluted loss of $0.30 per common share, for the quarter ended April 30, 2016, compared to net earnings attributable to Guess?, Inc. of $3.3 million, or diluted earnings of $0.04 per common share, for the quarter ended May 2, 2015. During the first quarter of fiscal 2017, the Company initiated a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan includes the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. These actions resulted in restructuring charges of $6.1 million and a related estimated exit tax charge of approximately $1.9 million (or a combined $5.8 million after considering the $2.2 million tax benefit as a result of the restructuring charges), or an unfavorable impact of $0.07 per share. Excluding the impact of restructuring charges, related tax impacts and estimated exit tax charge, adjusted net loss attributable to Guess?, Inc. was $19.4 million and adjusted diluted loss was $0.23 per common share for the quarter ended April 30, 2016. References to financial results excluding the impact of these charges are non-GAAP measures and are addressed below under “Non-GAAP Measures.”
Highlights of the Company’s performance for the quarter ended April 30, 2016 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•	Total net revenue decreased 6.3% to $448.8 million for the quarter ended April 30, 2016, from $478.8 million in the same prior-year period. In constant currency, net revenue decreased by 5.0%.

•	Gross margin (gross profit as a percentage of total net revenue) decreased 280 basis points to 31.8% for the quarter ended April 30, 2016, from 34.6% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) increased 320 basis points to 36.9% for the quarter ended April 30, 2016, compared to 33.7% in the same prior-year period. SG&A expenses increased 2.8% to $165.7 million for the quarter ended April 30, 2016, compared to $161.1 million in the same prior-year period.

•	The Company incurred $6.1 million in restructuring charges during the quarter ended April 30, 2016.

•
Operating margin decreased 740 basis points to negative 6.5% for the quarter ended April 30, 2016, from 0.9% in the same prior-year period. The restructuring charges negatively impacted operating margin by 140 basis points for the quarter ended April 30, 2016. Loss from operations was $29.0 million for the quarter ended April 30, 2016, compared to earnings from operations of $4.4 million in the same prior-year period.

•	Other expense, net (including interest income and expense), totaled $1.0 million for the quarter ended April 30, 2016, compared to other income, net of $2.5 million in the same prior-year period.

•
The effective income tax rate decreased by 25.5% to 16.0% for the quarter ended April 30, 2016, from 41.5% in the same prior-year period. The effective income tax rate for the quarter ended April 30, 2016 included an estimated exit tax charge of approximately $1.9 million related to the Company’s reorganization in Europe as well as the impact of restructuring charges of $6.1 million and a $2.2 million tax benefit as a result of these charges. These items unfavorably impacted the Company’s effective tax rate by 290 basis points.

Key Balance Sheet Accounts

•	The Company had $427.5 million in cash and cash equivalents as of April 30, 2016. This compares to cash and cash equivalents of $459.1 million at May 2, 2015.

•
Accounts receivable, which consists of trade receivables relating primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations and certain other receivables, decreased by $18.0 million, or 9.2%, to $177.7 million as of April 30, 2016, from $195.7 million at May 2, 2015. On a constant currency basis, accounts receivable decreased by $19.3 million, or 9.8%.

•
Inventory increased by $31.1 million, or 9.5%, to $358.2 million as of April 30, 2016, compared to $327.1 million at May 2, 2015. On a constant currency basis, inventory increased by $31.6 million, or 9.6%.

•
During the three months ended April 30, 2016, the Company entered into a ten-year $21.5 million real estate secured loan to partially finance the $28.8 million purchase of the Company’s U.S. distribution center during the fourth quarter of fiscal 2016.

Global Store Count
In the first quarter of fiscal 2017, together with our partners, we opened 24 new stores worldwide, consisting of 19 stores in Asia, three stores in Europe, one store in the U.S. and one store in Canada. Together with our partners, we closed 31 stores worldwide, consisting of 12 stores in Asia, nine stores in Europe and the Middle East, seven stores in Central and South America, two stores in Canada and one store in the U.S.

We ended the first quarter of fiscal 2017 with 1,632 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States	343	342	1
Canada	112	112	—
Central and South America	92	46	46
Total Americas	547	500	47
Europe and the Middle East	588	275	313
Asia	497	65	432
Total	1,632	840	792
This store count does not include 432 concessions located primarily in South Korea and Greater China, which have been excluded because of their smaller store size in relation to our standard international store size. Of the total 1,632 stores, 1,259 were GUESS? stores, 226 were GUESS? Accessories stores, 74 were MARCIANO stores and 73 were G by GUESS stores.
Results of Operations
Three Months Ended April 30, 2016 and May 2, 2015
Consolidated Results
Net Revenue. Net revenue decreased by $30.0 million, or 6.3%, to $448.8 million for the quarter ended April 30, 2016, from $478.8 million for the quarter ended May 2, 2015. In constant currency, net revenue decreased by 5.0% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $6.2 million compared to the same prior-year period. The decrease was driven primarily by lower shipments in our European wholesale business.
Gross Margin. Gross margin decreased 280 basis points to 31.8% for the quarter ended April 30, 2016, from 34.6% in the same prior-year period, of which 150 basis points was due to a higher occupancy rate and 130 basis points was due to lower overall product margins. The higher occupancy rate was driven by the negative impact on the fixed cost structure resulting from lower shipments in our European wholesale business. The lower overall product margins were due primarily to the negative impact from currency exchange rate fluctuations.
Gross Profit. Gross profit decreased by $22.7 million, or 13.7%, to $142.8 million for the quarter ended April 30, 2016, from $165.5 million in the same prior-year period. The decrease in gross profit, which included the unfavorable impact of currency translation, was due primarily to the negative impact from lower wholesale shipments in Europe and lower overall product margins. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $1.8 million.
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
SG&A Rate. The Company’s SG&A rate increased 320 basis points to 36.9% for the quarter ended April 30, 2016, compared to 33.7% in the same prior-year period, due primarily to overall deleveraging driven by lower shipments in our European wholesale business.
SG&A Expenses. SG&A expenses increased by $4.5 million, or 2.8%, to $165.7 million for the quarter ended April 30, 2016, compared to $161.1 million in the same prior-year period. The increase, which included the favorable impact of currency translation, was driven by higher investments to support our expansion. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $1.0 million.

Restructuring Charges. During the first quarter of fiscal 2017, the Company initiated a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan includes the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. These actions resulted in restructuring charges of $6.1 million incurred during the quarter ended April 30, 2016.
Operating Margin. Operating margin decreased 740 basis points to negative 6.5% for the quarter ended April 30, 2016, from 0.9% in the same prior-year period. The decrease in operating margin was driven by a higher SG&A rate and lower overall gross margins. Currency exchange rate fluctuations negatively impacted operating margin by approximately 150 basis points. The restructuring charges negatively impacted the operating margin by 140 basis points.
Earnings (Loss) from Operations.   Loss from operations was $29.0 million for the quarter ended April 30, 2016, compared to earnings from operations of $4.4 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted loss from operations by $0.9 million.
Interest Income (Expense), Net. Interest income, net was $0.1 million for the quarter ended April 30, 2016, compared to interest expense, net of $0.2 million for the quarter ended May 2, 2015 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Income (Expense), Net. Other expense, net was $1.1 million for the quarter ended April 30, 2016, compared to other income, net of $2.6 million in the same prior-year period. Other expense, net in the quarter ended April 30, 2016 consisted primarily of net unrealized and realized mark-to-market revaluation losses on foreign exchange currency contracts, partially offset by net unrealized and realized gains on non-operating assets. Other income, net in the quarter ended May 2, 2015 consisted primarily of net unrealized and realized gains on non-operating assets.
Income Tax Expense (Benefit).  Income tax benefit for the quarter ended April 30, 2016 was $4.8 million, or a 16.0% effective tax rate, compared to income tax expense of $2.8 million, or a 41.5% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management. The change in the effective income tax rate was due primarily to a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year and more losses incurred in certain foreign jurisdictions where the Company has valuation allowances during the three months ended April 30, 2016 compared to the same prior-year period. The effective income tax rate for the quarter ended April 30, 2016 also included an estimated exit tax charge of approximately $1.9 million related to the Company’s reorganization in Europe as well as the impact of restructuring charges of $6.1 million and a $2.2 million tax benefit as a result of these charges. These items unfavorably impacted the Company’s effective tax rate by 290 basis points. Excluding the impact of these items, the effective income tax rate was 18.9% for the quarter ended April 30, 2016.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests for the quarter ended April 30, 2016 was minimal, compared to $0.6 million, net of taxes, in the same prior-year period.
Net Earnings (Loss) Attributable to Guess?, Inc. Net loss attributable to Guess?, Inc. was $25.2 million for the quarter ended April 30, 2016, compared to net earnings attributable to Guess?, Inc. of $3.3 million in the same prior-year period. Diluted loss per share was $0.30 for the quarter ended April 30, 2016, compared to diluted earnings per share of $0.04 for the quarter ended May 2, 2015. The results for the quarter ended April 30, 2016 included the unfavorable $0.07 per share impact of the restructuring charges, related tax impacts and estimated exit tax charge. Excluding the impact of restructuring charges, related tax impacts and estimated exit tax charge, adjusted net loss attributable to Guess?, Inc. was $19.4 million and adjusted diluted loss was $0.23 per common share for the quarter ended April 30, 2016. We estimate that the negative impact from currency fluctuations on diluted loss per common share for the quarter ended April 30, 2016 was approximately $0.08 per share.

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended April 30, 2016 and May 2, 2015 (dollars in thousands):

	Three Months Ended
	Apr 30, 2016	May 2, 2015	Change	% Change
Net revenue:
Americas Retail	$204,161	$214,249	$(10,088)	(4.7%)
Europe	135,380	137,397	(2,017)	(1.5)
Asia	54,129	64,035	(9,906)	(15.5)
Americas Wholesale	32,798	37,278	(4,480)	(12.0)
Licensing	22,347	25,865	(3,518)	(13.6)
Total net revenue	$448,815	$478,824	$(30,009)	(6.3%)
Earnings (loss) from operations:
Americas Retail	$(12,601)	$(7,209)	$(5,392)	(74.8%)
Europe	(14,085)	(3,668)	(10,417)	(284.0)
Asia	(669)	4,613	(5,282)	(114.5)
Americas Wholesale	5,611	6,747	(1,136)	(16.8)
Licensing	20,415	23,025	(2,610)	(11.3)
Corporate Overhead	(21,566)	(19,155)	(2,411)	12.6
Restructuring Charges	(6,083)	—	(6,083)
Total earnings (loss) from operations	$(28,978)	$4,353	$(33,331)	(765.7%)
Operating margins:
Americas Retail	(6.2%)	(3.4%)
Europe	(10.4%)	(2.7%)
Asia	(1.2%)	7.2%
Americas Wholesale	17.1%	18.1%
Licensing	91.4%	89.0%
Total Company	(6.5%)	0.9%
Americas Retail
Net revenue from our Americas Retail segment decreased by $10.1 million, or 4.7%, to $204.2 million for the quarter ended April 30, 2016, from $214.2 million in the same prior-year period. In constant currency, net revenue decreased by 3.3%, driven primarily by the unfavorable impact from negative comparable store sales and store closures. Comparable store sales (including e-commerce) in the U.S. and Canada decreased 4.2% in U.S. dollars and 3.1% in constant currency, which excludes the unfavorable translation impact from currency fluctuations relating to our Canadian retail stores and e-commerce sites. E-commerce sales increased by $2.0 million, or 11.0%, to $20.2 million for the quarter ended April 30, 2016, compared to $18.2 million in the same prior-year period. The inclusion of our e-commerce sales improved the comparable store sale percentage by 1.5% in U.S. dollars and 1.4% in constant currency. The store base for the U.S. and Canada decreased by an average of 21 net stores during the quarter ended April 30, 2016 compared to the same prior-year period, resulting in a 3.0% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $3.0 million.
Operating margin decreased 280 basis points to negative 6.2% for the quarter ended April 30, 2016, from negative 3.4% in the same prior-year period, driven by lower gross margins and a higher SG&A rate due primarily to the negative impact on the fixed cost structure resulting from negative comparable store sales.
Loss from operations from our Americas Retail segment increased by $5.4 million, or 74.8%, to $12.6 million for the quarter ended April 30, 2016, compared to $7.2 million in the same prior-year period, driven primarily by the unfavorable impact on earnings from negative comparable store sales.
As of April 30, 2016, we directly operated 454 stores in the U.S. and Canada, of which 342 stores were in the U.S. and 112 stores were in Canada. As of April 30, 2016, the total 454 directly operated stores were comprised of 155 full-priced GUESS? retail stores, 152 GUESS? factory outlet stores, 65 G by GUESS stores, 41

MARCIANO stores, 27 GUESS? factory accessories stores and 14 GUESS? retail accessories stores. As of May 2, 2015, we directly operated 470 stores in the U.S. and Canada, of which 356 stores were in the U.S. and 114 stores were in Canada.
Europe
Net revenue from our Europe segment decreased by $2.0 million, or 1.5%, to $135.4 million for the quarter ended April 30, 2016, from $137.4 million in the same prior-year period. In constant currency, net revenue decreased by 2.8%, driven primarily by lower shipments in our European wholesale business, partially offset by a percentage increase in the mid-teens for comparable store sales in our directly operated retail stores versus the same prior-year period. As of April 30, 2016, we directly operated 275 stores in Europe compared to 267 stores at May 2, 2015, excluding concessions, which represents a 3.0% increase over the prior-year first quarter end. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $1.8 million.
Operating margin decreased 770 basis points to negative 10.4% for the quarter ended April 30, 2016, from negative 2.7% in the same prior-year period, due to lower gross margins and a higher SG&A rate. The lower gross margins were driven primarily by the unfavorable impact from lower wholesale shipments, currency exchange rate fluctuations and more promotions, partially offset by the favorable impact from business mix and positive comparable store sales. The higher SG&A rate was due primarily to overall deleveraging driven by lower wholesale shipments, partially offset by the favorable impact on the fixed cost structure resulting from positive comparable store sales.
Loss from operations from our Europe segment increased by $10.4 million, or 284.0%, to $14.1 million for the quarter ended April 30, 2016, compared to $3.7 million in the same prior-year period. The deterioration was driven primarily by lower product margins, higher store selling expenses and higher occupancy costs during the quarter ended April 30, 2016 compared to the same prior-year period.
Asia
Net revenue from our Asia segment decreased by $9.9 million, or 15.5%, to $54.1 million for the quarter ended April 30, 2016, from $64.0 million in the same prior-year period. In constant currency, net revenue decreased by 10.8%, driven primarily by South Korea as we completed the phase out of our G by GUESS concept in the region during fiscal 2016. As of April 30, 2016, we and our partners operated 497 stores and 406 concessions in Asia, compared to 499 stores and 471 concessions at May 2, 2015. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $3.0 million.
Operating margin decreased 840 basis points to negative 1.2% for the quarter ended April 30, 2016, from 7.2% in the same prior-year period. The decrease in operating margin was due to a higher SG&A rate and lower overall gross margins due primarily to the unfavorable impact from business mix and higher expenses driven by expansion in China.
Loss from operations from our Asia segment was $0.7 million for the quarter ended April 30, 2016, compared to earnings from operations of $4.6 million in the same prior-year period. The deterioration was driven by higher SG&A expenses due to expansion in China and higher occupancy costs.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $4.5 million, or 12.0%, to $32.8 million for the quarter ended April 30, 2016, from $37.3 million in the same prior-year period. In constant currency, net revenue decreased by 6.8%, driven primarily by lower shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $2.0 million.
Operating margin decreased 100 basis points to 17.1% for the quarter ended April 30, 2016, from 18.1% in the same prior-year period. The decrease in operating margin was due to lower product margins driven primarily by the unfavorable impact from currency exchange rate fluctuations on product costs.

Earnings from operations from our Americas Wholesale segment decreased by $1.1 million, or 16.8%, to $5.6 million for the quarter ended April 30, 2016, from $6.7 million in the same prior-year period. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted earnings from operations by $0.6 million.
Licensing
Net royalty revenue from our Licensing segment decreased by $3.5 million, or 13.6%, to $22.3 million for the quarter ended April 30, 2016, from $25.9 million in the same prior-year period. The decrease was driven primarily by overall softness in our licensing business, particularly in our watch category.
Earnings from operations from our Licensing segment decreased by $2.6 million, or 11.3%, to $20.4 million for the quarter ended April 30, 2016, from $23.0 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead increased by $2.4 million to $21.6 million for the quarter ended April 30, 2016, compared to $19.2 million in the same prior-year period. The increase was driven primarily by higher professional fees.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net loss attributable to Guess?, Inc., diluted loss per share and the effective tax rate for the quarter ended April 30, 2016 reflect the impact of restructuring charges and an estimated exit tax charge which affect the comparability of those reported results. Those financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of this item. The Company has excluded these charges, and related tax impact, from its adjusted financial measures primarily because it does not believe such charges reflect the Company’s ongoing operating results or future outlook. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful as an additional means for investors to evaluate the comparability of the Company’s operating results when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for the quarter ended April 30, 2016 exclude the impact of restructuring charges and an estimated exit tax charge. During the first quarter of fiscal 2017, the Company initiated a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan includes the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. These actions resulted in restructuring charges of $6.1 million and a related estimated exit tax charge of approximately $1.9 million (or a combined $5.8 million after considering the $2.2 million tax benefit as a result of the restructuring charges), or an unfavorable impact of $0.07 per share during the quarter ended April 30, 2016. Net loss attributable to Guess?, Inc. was $25.2 million for the quarter ended April 30, 2016, diluted loss per common share for the quarter ended April 30, 2016 was $0.30 and the effective tax rate for the quarter ended April 30, 2016 was 16.0%. Excluding the impact of the restructuring charges, related tax impacts and the estimated exit tax charge, adjusted net loss attributable to Guess?, Inc. for the quarter ended April 30, 2016 was $19.4 million, adjusted diluted loss per common share for the quarter ended April 30, 2016 was $0.23 and the adjusted effective tax rate for the quarter ended April 30, 2016 was 18.9%.
Our discussion and analysis herein also includes certain constant currency financial information. Foreign currency exchange rate fluctuations affect the amount reported from translating the Company’s foreign revenue, expenses and balance sheet amounts into U.S. dollars. These rate fluctuations can have a significant effect on reported operating results under GAAP. The Company provides constant currency information to enhance the visibility of underlying business trends, excluding the effects of changes in foreign currency translation rates. To calculate net revenue, comparable store sales and earnings (loss) from operations on a constant currency basis, operating results for the current-year period are translated into U.S. dollars at the average exchange rates in effect during the comparable period of the prior year. However, in calculating the estimated impact of currency on earnings (loss) per share, the Company estimates gross margin (including the impact of foreign exchange currency contracts designated as cash flow hedges for anticipated merchandise purchases) and expenses using the appropriate prior-year rates, translates the estimated foreign earnings at the comparable prior-year rates and excludes the year-over-year earnings impact of gains or losses arising from balance sheet remeasurement and foreign exchange currency contracts not designated as cash flow hedges for merchandise purchases. To calculate balance sheet amounts on a constant currency basis, the current period balance sheet amount is translated into U.S. dollars at the exchange rate in effect at the comparable prior-year period end. The constant currency calculations do not adjust for the impact of revaluing specific transactions denominated in a currency that is different to the functional currency of that entity when exchange rates fluctuate. The constant currency information presented may not be comparable to similarly titled measures reported by other companies.
Liquidity and Capital Resources
We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions, potential share repurchases and payment of dividends to our stockholders. During the three months ended April 30, 2016, the Company relied primarily on trade credit, available cash, real estate and other operating leases, proceeds from the real estate secured loan and short-term lines of credit and internally generated funds to finance our operations, the purchase of the Company’s U.S. distribution center during the fourth quarter of fiscal 2016, dividends and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions, potential share repurchases and any dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, as necessary, under our existing Credit Facility and bank facilities in Europe, as described below under “—Borrowings and Capital Lease Obligations.”
As of April 30, 2016, the Company had cash and cash equivalents of $427.5 million, of which approximately $88.8 million was held in the U.S. As of April 30, 2016, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income taxes, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. operations. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.
Excess cash and cash equivalents, which represent the majority of our outstanding cash and cash equivalents balance, are held primarily in overnight deposit and short-term time deposit accounts and a diversified money market fund. The money market fund is AAA rated by national credit rating agencies and is generally comprised of high-quality, liquid investments. Please see “—Important Factors Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for a discussion of risk factors which could reasonably be likely to result in a decrease of internally generated funds available to finance capital expenditures and working capital requirements.
The Company has presented below the cash flow performance comparison of the three months ended April 30, 2016, versus the three months ended May 2, 2015.

Operating Activities
Net cash used by operating activities was $30.8 million for the three months ended April 30, 2016, compared to net cash provided by operating activities of $9.1 million for the three months ended May 2, 2015, or a decrease of $39.9 million. The decrease was driven primarily by lower net earnings and the unfavorable impact of changes in working capital for the three months ended April 30, 2016 compared to the same prior-year period. The change in working capital was driven primarily by higher inventory related to timing of receipts, retail expansion and a buildup of excess inventory in Americas Retail, partially offset by lower accounts receivable due primarily to lower European wholesale shipments during the three months ended April 30, 2016 compared to the same prior-year period.
Investing Activities
Net cash used in investing activities was $10.1 million for the three months ended April 30, 2016, compared to $10.5 million for the three months ended May 2, 2015. Cash used in investing activities related primarily to capital expenditures incurred on retail expansion and existing store remodeling programs. In addition, the cost of any business acquisitions, proceeds from disposition of long-term assets and the settlement of forward exchange currency contracts are also included in cash flows used in investing activities.
The decrease in cash used in investing activities was driven primarily by proceeds from the sale of long-term assets, partially offset by a higher level of spending on retail expansion during the three months ended April 30, 2016 compared to the same prior-year period. During the three months ended April 30, 2016, the Company opened 14 directly operated stores compared to ten directly operated stores that were opened in the comparable prior-year period. The Company also acquired one store from one of its European licensees during each of the three months ended April 30, 2016 and May 2, 2015.
Financing Activities
Net cash provided by financing activities was $3.9 million for the three months ended April 30, 2016, compared to net cash used by financing activities of $22.9 million for the three months ended May 2, 2015. Cash flows from financing activities related primarily to proceeds from borrowings, partially offset by the payment of dividends during the three months ended April 30, 2016. In addition, capital contributions from noncontrolling interests, proceeds from issuance of common stock under our equity plans and excess tax benefits from share-based compensation, payments related to capital lease obligations, other borrowings and debt issuance costs and capital distributions to noncontrolling interests are also included in cash flows from financing activities.
The change in cash flows from financing activities was driven primarily by proceeds from the Company’s ten-year $21.5 million real estate secured loan entered into during the three months ended April 30, 2016 to partially finance the $28.8 million purchase of the Company’s U.S. distribution center during the fourth quarter of fiscal 2016.
Effect of Exchange Rates on Cash and Cash Equivalents
During the three months ended April 30, 2016, changes in foreign currency translation rates increased our reported cash and cash equivalents balance by $19.0 million. This compares to a minimal impact on cash and cash equivalents from changes in foreign currency translation rates during the three months ended May 2, 2015.
Working Capital
As of April 30, 2016, the Company had net working capital (including cash and cash equivalents) of $706.2 million, compared to $709.2 million at January 30, 2016 and $768.8 million at May 2, 2015. As a result of the adoption of new authoritative guidance during the fourth quarter of fiscal 2016 which requires that all deferred tax liabilities and assets be classified as long-term on the balance sheet, net working capital at May 2, 2015 was adjusted to reflect the reclassification of deferred tax assets for $19.7 million from current to long-term. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable decreased by $18.0 million, or 9.2%, to $177.7 million as of April 30, 2016, from $195.7 million at May 2, 2015. The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe, and to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations and certain other receivables. On a constant currency basis, accounts receivable decreased by $19.3 million, or 9.8%, when compared to May 2, 2015. The decrease was driven primarily by lower European wholesale shipments during the three months ended April 30, 2016 compared to the same prior-year period. As of April 30, 2016, approximately 47% of our total net trade receivables and 64% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory increased by $31.1 million, or 9.5%, to $358.2 million as of April 30, 2016, compared to $327.1 million at May 2, 2015. On a constant currency basis, inventory increased by $31.6 million, or 9.6%, when compared to May 2, 2015, driven primarily by timing of receipts, retail expansion and a buildup of excess inventory in Americas Retail.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.225 per common share.
On May 25, 2016, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on June 24, 2016 to shareholders of record as of the close of business on June 8, 2016.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity.
Capital Expenditures
Gross capital expenditures totaled $17.8 million, before deducting lease incentives of $1.4 million, for the three months ended April 30, 2016. This compares to gross capital expenditures of $11.6 million, before deducting lease incentives of $0.7 million, for the three months ended May 2, 2015. As part of our strategic initiatives, we plan to significantly increase our capital expenditures over the next three years. The Company’s investments in capital for the full fiscal year 2017 are planned between $90 million and $100 million (after deducting estimated lease incentives of approximately $8 million). The planned investments in capital are primarily for retail expansion, store remodeling programs and investments in maintaining and improving our infrastructure (primarily information and operating systems).
We will periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.
Borrowings and Capital Lease Obligations
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash balances as of April 30, 2016, the Company could have borrowed up to $148 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.

Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of April 30, 2016, the Company had $1.7 million in outstanding standby letters of credit, $0.4 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of April 30, 2016, the Company could have borrowed up to $65.6 million under these agreements. As of April 30, 2016, the Company had no outstanding borrowings and $0.8 million in outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.4% to 6.8%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $40.1 million that has a minimum net equity requirement, there are no other financial ratio covenants.
Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of April 30, 2016, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $21.3 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability as of April 30, 2016 was approximately $0.1 million.
Capital Lease
The Company leases a building in Florence, Italy under a capital lease which provides for minimum lease payments through May 1, 2016. As of April 30, 2016, the capital lease obligation was $3.9 million, which was paid during the second quarter of fiscal 2017. The Company entered into a separate interest rate swap agreement designated as a non-hedging instrument that resulted in a swap fixed rate of 3.55%. This interest rate swap agreement matured on February 1, 2016 and had converted the nature of the capital lease obligation from Euribor floating-rate debt to fixed-rate debt.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. As of April 30, 2016, the Company had remaining authority under the program to purchase $451.8 million of its common stock. There were no share repurchases during the three months ended April 30, 2016 and May 2, 2015.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $55.6 million and $52.5 million as of April 30, 2016 and January 30, 2016, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains of $3.2 million and $2.0 million in other income during the three months ended April 30, 2016 and May 2, 2015, respectively. The Company also recorded realized gains of $0.1 million and $0.7 million in other income resulting from payout on the insurance policies during the three months ended April 30, 2016 and May 2, 2015, respectively. The projected benefit obligation was $53.5 million and $53.4 million as of April 30, 2016 and January 30, 2016, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million were made during each of the three months ended April 30, 2016 and May 2, 2015.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of May 30, 2016, consisting primarily of orders for fashion apparel, was $45.4 million in constant currency, compared to $52.7 million at June 1, 2015, a decrease of 13.8%. We estimate that if we were to normalize the orders for the scheduling of market weeks the current backlog would have increased by 1.6% compared to the prior year.
Europe Backlog. As of May 29, 2016, the European wholesale backlog was €199.3 million, compared to €218.2 million at May 31, 2015, a decrease of 8.7%. The backlog as of May 29, 2016 is comprised of sales orders for the Spring/Summer 2016, Fall/Winter 2016 and Spring/Summer 2017 seasons.
Application of Critical Accounting Policies
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 30, 2016 filed with the SEC on March 25, 2016. There have been no significant changes to our critical accounting policies during the three months ended April 30, 2016.
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. During the first quarter of fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption. Early adoption is permitted for fiscal periods beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures, including the choice of application method upon adoption.
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
In March 2016, the FASB issued authoritative guidance to simplify the accounting for certain aspects of share-based compensation. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. This guidance also addresses other recognition, measurement and presentation requirements for share-based compensation. This guidance is effective for fiscal years beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the three months ended April 30, 2016 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the three months ended April 30, 2016, the Company purchased U.S. dollar forward contracts in Canada and Europe totaling US$21.3 million and US$18.9 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of April 30, 2016, the Company had forward contracts outstanding for its European and Canadian operations of US$104.8 million and US$59.0 million, respectively, which are expected to mature over the next 18 months. The Company’s foreign exchange currency contracts are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of April 30, 2016, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized loss of approximately $3.7 million, net of tax, of which $0.9 million will be recognized in cost of product sales or other expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of April 30, 2016, the net unrealized loss of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $5.6 million.
At January 30, 2016, the Company had forward contracts outstanding for its European and Canadian operations of US$106.3 million and US$48.2 million, respectively, that were designated as cash flow hedges. At January 30, 2016, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $7.4 million.
Derivatives Not Designated as Hedging Instruments
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings (loss) as part of other income and expense. For the three months ended April 30, 2016, the Company recorded a net loss of $6.0 million for its euro and Canadian dollar foreign exchange currency contracts not designated as hedges, which has been included in other expense. As of April 30, 2016, the Company had euro foreign exchange currency contracts to purchase US$68.5 million expected to mature over the next 12 months and Canadian dollar foreign exchange currency contracts to purchase US$22.6 million expected to mature over the next 11 months. As of April 30, 2016, the net unrealized loss of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $3.9 million.
At January 30, 2016, the Company had euro foreign exchange currency contracts to purchase US$54.8 million and Canadian dollar foreign exchange currency contracts to purchase US$25.8 million. At January 30,

2016, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $2.0 million.
Sensitivity Analysis
As of April 30, 2016, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$254.9 million, the fair value of the instruments would have decreased by $28.3 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $23.2 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
Interest Rate Risk
The Company is exposed to interest rate risk on its floating-rate debt. The Company has entered into interest rate swap agreements to effectively convert its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company has elected to apply the hedge accounting rules in accordance with authoritative guidance for certain of these contracts.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
During the three months ended April 30, 2016, the Company entered into an interest rate swap agreement with a notional amount of $21.5 million, designated as a cash flow hedge, to hedge the variability of cash flows in interest payments associated with the Company’s floating-rate debt. This interest rate swap agreement matures in January 2026 and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt, resulting in a swap fixed rate of approximately 3.06%. The fair values of the interest rate swap agreements are based upon inputs corroborated by observable market data. Changes in the fair value of the interest rate swap agreement, designated as cash flow hedges to hedge the variability of cash flows in interest payments associated with the Company’s floating-rate debt, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.
As of April 30, 2016, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of approximately $0.1 million, net of tax, which will be recognized in interest expense over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of April 30, 2016, the net unrealized loss of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $0.1 million.
Sensitivity Analysis
As of April 30, 2016, approximately 76% of the Company’s total indebtedness related to a real estate secured term loan, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt. Changes in the fair value of the interest rate swap agreement are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt. The majority of the Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the three months ended April 30, 2016.

The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of April 30, 2016 and January 30, 2016, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.
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
There was no change in our internal control over financial reporting during the first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($11.2 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.9 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. During the first quarter of fiscal 2017, the MFDTC issued judgments in favor of the Company in relation to the second, third and fourth set of appeals (covering the period from October 2010 through June 2011) as well as a portion of the seventh set of appeals (covering the period from August 2012 through December 2012) and canceled the related assessments totaling €3.3 million ($3.8 million). While these MFDTC judgments have been favorable to the Company, there can be no assurances that the Company’s remaining open appeals for July 2011 through December 2012 will be successful. There also can be no assurances that the Italian Customs Agency will not be successful in its appeal of the first MFDTC judgment or that they will not appeal the other favorable MFDTC judgments. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future.
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
ITEM 1A. Risk Factors.
There have not been any material changes from the Risk Factors as previously disclosed in our Annual Report on Form 10-K for the year ended January 30, 2016, filed with the SEC on March 25, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 31, 2016 to February 27, 2016
Repurchase program (1)	—	—	—	$451,783,109
Employee transactions (2)	502	$18.21	—
February 28, 2016 to April 2, 2016
Repurchase program (1)	—	—	—	$451,783,109
Employee transactions (2)	639	$19.59	—
April 3, 2016 to April 30, 2016
Repurchase program (1)	—	—	—	$451,783,109
Employee transactions (2)	1,353	$17.86	—
Total
Repurchase program (1)	—	—	—
Employee transactions (2)	2,494	$18.37	—

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

3.2.	Second Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed December 4, 2007).
4.1.	Specimen Stock Certificate (incorporated by reference from Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4419) filed July 30, 1996).
*†10.1.	Restricted Stock Unit Agreement dated as of April 29, 2016 for Paul Marciano and Victor Herrero.
*†10.2.	Performance Share Award Agreement (total shareholder return) dated as of April 29, 2016 for Paul Marciano and Victor Herrero.
*†10.3.	Performance Share Award Agreement (revenue and operating income) dated as of April 29, 2016 for Paul Marciano and Victor Herrero.
*†10.4.	Form of Performance Share Award Agreement.
†31.1.	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2.	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1.	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2.	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	XBRL Instance Document
†101.SCH	XBRL Taxonomy Extension Schema Document
†101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

*	Management Contract or Compensatory Plan
†	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guess?, Inc.

Date:	June 2, 2016	By:	/s/ VICTOR HERRERO
Victor Herrero
Chief Executive Officer

Date:	June 2, 2016	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)