Form 10-Q
period 2016-10-29
GUESS INC
filed 2016-12-06
CIK 912463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of December 1, 2016 the registrant had 84,361,306 shares of Common Stock, $.01 par value per share, outstanding.

GUESS?, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	Oct 29, 2016	Jan 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$349,104	$445,480
Accounts receivable, net	218,205	222,359
Inventories	428,139	311,704
Other current assets	59,479	56,709
Total current assets	1,054,927	1,036,252
Property and equipment, net	272,918	255,344
Goodwill	33,754	33,412
Other intangible assets, net	6,725	7,269
Deferred tax assets	87,212	83,613
Other assets	124,227	122,858
	$1,579,763	$1,538,748
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of borrowings and capital lease obligations	$560	$4,024
Accounts payable	236,268	177,505
Accrued expenses	127,148	145,530
Total current liabilities	363,976	327,059
Long-term debt	23,540	2,318
Deferred rent and lease incentives	80,025	76,968
Other long-term liabilities	99,347	95,858
	566,888	502,203
Redeemable noncontrolling interests	3,923	5,252

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 150,000,000 shares; issued 140,545,020 and 140,028,937 shares, outstanding 84,383,138 and 83,833,937 shares, as of October 29, 2016 and January 30, 2016, respectively	844	838
Paid-in capital	478,911	468,574
Retained earnings	1,227,770	1,269,775
Accumulated other comprehensive loss	(146,983)	(158,054)
Treasury stock, 56,161,882 and 56,195,000 shares as of October 29, 2016 and January 30, 2016, respectively	(562,326)	(562,658)
Guess?, Inc. stockholders’ equity	998,216	1,018,475
Nonredeemable noncontrolling interests	10,736	12,818
Total stockholders’ equity	1,008,952	1,031,293
	$1,579,763	$1,538,748

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	Oct 29, 2016	Oct 31, 2015	Oct 29, 2016	Oct 31, 2015
Product sales	$512,553	$493,214	$1,462,029	$1,467,110
Net royalties	23,768	27,750	68,066	78,942
Net revenue	536,321	520,964	1,530,095	1,546,052
Cost of product sales	356,079	337,300	1,021,462	998,786
Gross profit	180,242	183,664	508,633	547,266
Selling, general and administrative expenses	165,119	162,826	500,828	495,874
Restructuring charges	—	—	6,083	—
Earnings from operations	15,123	20,838	1,722	51,392
Other income (expense):
Interest expense	(500)	(292)	(1,478)	(1,456)
Interest income	861	273	1,763	784
Other income, net	125	247	26,417	6,581
	486	228	26,702	5,909

Earnings before income tax expense	15,609	21,066	28,424	57,301
Income tax expense	5,880	8,005	11,682	21,774
Net earnings	9,729	13,061	16,742	35,527
Net earnings attributable to noncontrolling interests	626	617	548	1,453
Net earnings attributable to Guess?, Inc.	$9,103	$12,444	$16,194	$34,074

Net earnings per common share attributable to common stockholders (Note 2):
Basic	$0.11	$0.15	$0.19	$0.40
Diluted	$0.11	$0.15	$0.19	$0.40

Weighted average common shares outstanding attributable to common stockholders (Note 2):
Basic	83,758	83,985	83,631	84,651
Diluted	83,917	84,373	83,813	84,847

Dividends declared per common share	$0.225	$0.225	$0.675	$0.675

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	Oct 29, 2016	Oct 31, 2015	Oct 29, 2016	Oct 31, 2015
Net earnings	$9,729	$13,061	$16,742	$35,527
Other comprehensive income (loss) (“OCI”):
Foreign currency translation adjustment
Gains (losses) arising during the period	(12,900)	2,230	14,530	(19,406)
Derivative financial instruments designated as cash flow hedges
Gains (losses) arising during the period	4,181	409	(2,642)	4,835
Less income tax effect	(876)	(79)	684	(847)
Reclassification to net earnings for gains realized	(727)	(2,467)	(3,274)	(8,226)
Less income tax effect	134	309	655	1,121
Marketable securities
Losses arising during the period	—	(2)	(4)	(16)
Less income tax effect	—	1	3	7
Reclassification to net earnings for losses realized	25	—	25	—
Less income tax effect	(9)	—	(9)	—
Defined benefit plans
Actuarial gain	—	—	—	11,378
Foreign currency and other adjustments	47	—	(89)	—
Less income tax effect	(5)	—	8	(4,352)
Actuarial loss amortization	86	116	257	1,059
Prior service credit amortization	(7)	—	(21)	(97)
Curtailment	—	—	—	(1,651)
Less income tax effect	(18)	(14)	(56)	359
Total comprehensive income (loss)	(340)	13,564	26,809	19,691
Less comprehensive income (loss) attributable to noncontrolling interests:
Net earnings	626	617	548	1,453
Foreign currency translation adjustment	(300)	(62)	(1,004)	(662)
Amounts attributable to noncontrolling interests	326	555	(456)	791
Comprehensive income (loss) attributable to Guess?, Inc.	$(666)	$13,009	$27,265	$18,900

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	Oct 29, 2016	Oct 31, 2015
Cash flows from operating activities:
Net earnings	$16,742	$35,527
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	49,787	52,370
Amortization of intangible assets	1,407	1,643
Share-based compensation expense	12,768	13,327
Unrealized forward contract gains	(1,455)	(1,697)
Net gain on disposition of long-term assets and property and equipment	(20,231)	(1,254)
Other items, net	4,675	1,707
Changes in operating assets and liabilities:
Accounts receivable	(808)	16,094
Inventories	(114,783)	(59,330)
Prepaid expenses and other assets	(10,294)	(1,902)
Accounts payable and accrued expenses	32,154	25,934
Deferred rent and lease incentives	2,830	(3,147)
Other long-term liabilities	(3,567)	(14,545)
Net cash provided by (used in) operating activities	(30,775)	64,727
Cash flows from investing activities:
Purchases of property and equipment	(66,849)	(40,293)
Proceeds from sale of long-term assets	43,399	—
Changes in other assets	—	3,470
Acquisition of businesses, net of cash acquired	(1,635)	(1,263)
Net cash settlement of forward contracts	(298)	7,557
Net cash used in investing activities	(25,383)	(30,529)
Cash flows from financing activities:
Payment of debt issuance costs	(111)	(1,072)
Proceeds from borrowings	21,500	948
Repayment of capital lease obligations and borrowings	(4,608)	(1,160)
Dividends paid	(57,369)	(57,734)
Purchase of redeemable noncontrolling interest	(4,445)	—
Noncontrolling interest capital contributions	2,157	—
Noncontrolling interest capital distributions	(2,759)	(4,075)
Issuance of common stock, net of tax withholdings on vesting of stock awards	411	(983)
Excess tax benefits from share-based compensation	247	135
Purchase of treasury stock	—	(44,053)
Net cash used in financing activities	(44,977)	(107,994)
Effect of exchange rates on cash and cash equivalents	4,759	(7,301)
Net change in cash and cash equivalents	(96,376)	(81,097)
Cash and cash equivalents at the beginning of the year	445,480	483,483
Cash and cash equivalents at the end of the period	$349,104	$402,386

Supplemental cash flow data:
Interest paid	$923	$771
Income taxes paid	$15,619	$17,692

See accompanying notes to condensed consolidated financial statements.

GUESS?, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 29, 2016
(unaudited)

(1)	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Guess?, Inc. and its subsidiaries (the “Company”) contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated balance sheets as of October 29, 2016 and January 30, 2016, the condensed consolidated statements of income and comprehensive income (loss) for the three and nine months ended October 29, 2016 and October 31, 2015 and the condensed consolidated statements of cash flows for the nine months ended October 29, 2016 and October 31, 2015. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they have been condensed and do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended October 29, 2016 are not necessarily indicative of the results of operations to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 30, 2016.
The three and nine months ended October 29, 2016 had the same number of days as the three and nine months ended October 31, 2015. All references herein to “fiscal 2017,” “fiscal 2016” and “fiscal 2015” represent the results of the 52-week fiscal year ending January 28, 2017 and the 52-week fiscal years ended January 30, 2016 and January 31, 2015, respectively.
Reclassifications
The Company has made certain reclassifications to prior year amounts to conform to the current period presentation within the accompanying notes to the condensed consolidated financial statements.
Sale of Other Assets
On May 30, 2016, the Company sold its minority interest equity holding in a privately-held boutique apparel company for net proceeds of approximately $34.8 million, which resulted in a gain of approximately $22.3 million which was recorded in other income during the nine months ended October 29, 2016. The gain was recorded during the three months ended July 30, 2016.
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
Recently Issued Accounting Guidance
In May 2014, the FASB issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. During the first nine months of fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption. Early adoption is permitted for fiscal periods beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures, including the choice of application method upon adoption.
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

In March 2016, the FASB issued authoritative guidance to simplify the accounting for certain aspects of share-based compensation. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. This guidance also addresses other recognition, measurement and presentation requirements for share-based compensation. This guidance is effective for fiscal years beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures, but the adoption may create volatility in the Company’s effective tax rate.
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
In October 2016, the FASB issued authoritative guidance which amends the accounting for income taxes on intra-entity transfers of assets other than inventory. This guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The income tax consequences on intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption is permitted at the beginning of a fiscal year. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
In October 2016, the FASB issued authoritative guidance that requires an entity to include indirect interests held through related parties that are under common control on a proportionate basis when evaluating if a reporting entity is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal periods beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, and requires retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
In November 2016, the FASB issued authoritative guidance related to the presentation of restricted cash in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

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
The computation of basic and diluted net earnings per common share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Oct 29, 2016	Oct 31, 2015	Oct 29, 2016	Oct 31, 2015
Net earnings attributable to Guess?, Inc.	$9,103	$12,444	$16,194	$34,074
Less net earnings attributable to nonvested restricted stockholders	126	137	411	363
Net earnings attributable to common stockholders	$8,977	$12,307	$15,783	$33,711

Weighted average common shares used in basic computations	83,758	83,985	83,631	84,651
Effect of dilutive securities:
Stock options and restricted stock units	159	388	182	196
Weighted average common shares used in diluted computations	83,917	84,373	83,813	84,847

Net earnings per common share attributable to common stockholders:
Basic	$0.11	$0.15	$0.19	$0.40
Diluted	$0.11	$0.15	$0.19	$0.40
For the three months ended October 29, 2016 and October 31, 2015, equity awards granted for 3,463,100 and 2,357,138, respectively, of the Company’s common shares and for the nine months ended October 29, 2016 and October 31, 2015, equity awards granted for 3,239,163 and 2,530,121, respectively, of the Company’s common shares were outstanding but were excluded from the computation of diluted weighted average common shares and common equivalent shares outstanding because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being antidilutive. For the three and nine months ended October 29, 2016, the Company also excluded 602,816 nonvested stock units which are subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of October 29, 2016. For the three and nine months ended October 31, 2015, the Company excluded 425,866 nonvested stock units which were subject to the achievement of performance-based or market-based vesting conditions from the computation of diluted weighted average common shares and common equivalent shares outstanding because these conditions were not achieved as of October 31, 2015.

Share Repurchase Program
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. There were no share repurchases during the three and nine months ended October 29, 2016. During the three and nine months ended October 31, 2015, the Company repurchased 2,000,000 shares under the program at an aggregate cost of $44.0 million. As of October 29, 2016, the Company had remaining authority under the program to purchase $451.8 million of its common stock.

(3)	Stockholders’ Equity and Redeemable Noncontrolling Interests
A reconciliation of common stock outstanding, treasury stock and the total carrying amount of total stockholders’ equity, Guess?, Inc. stockholders’ equity and stockholders’ equity attributable to nonredeemable and redeemable noncontrolling interests for the fiscal year ended January 30, 2016 and nine months ended October 29, 2016 is as follows (in thousands, except share data):

	Shares		Stockholders’ Equity
	Common Stock	Treasury Stock	Guess?, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total	Redeemable Noncontrolling Interests
Balance at January 31, 2015	85,323,154	54,235,846	$1,073,856	$15,590	$1,089,446	$4,437
Net earnings	—	—	81,851	2,964	84,815	—
Foreign currency translation adjustment	—	—	(36,083)	(1,661)	(37,744)	(476)
Gain on derivative financial instruments designated as cash flow hedges, net of income tax of ($559)	—	—	95	—	95	—
Unrealized loss on marketable securities, net of income tax of $7	—	—	(12)	—	(12)	—
Actuarial valuation gain (loss) and related amortization, plan amendment, curtailment, prior service credit amortization and foreign currency and other adjustments on defined benefit plans, net of income tax of ($2,972)	—	—	5,011	—	5,011	—
Issuance of common stock under stock compensation plans, net of tax effect	469,937	—	(4,023)	—	(4,023)	—
Issuance of stock under Employee Stock Purchase Plan	40,846	(40,846)	660	—	660	—
Share-based compensation	—	—	18,880	—	18,880	—
Dividends	—	—	(77,287)	—	(77,287)	—
Share repurchases	(2,000,000)	2,000,000	(44,053)	—	(44,053)	—
Noncontrolling interest capital contribution	—	—	—	—	—	871
Noncontrolling interest capital distribution	—	—	—	(4,075)	(4,075)	—
Redeemable noncontrolling interest redemption value adjustment	—	—	(420)	—	(420)	420
Balance at January 30, 2016	83,833,937	56,195,000	$1,018,475	$12,818	$1,031,293	$5,252
Net earnings	—	—	16,194	548	16,742	—
Foreign currency translation adjustment	—	—	15,534	(1,004)	14,530	289
Loss on derivative financial instruments designated as cash flow hedges, net of income tax of $1,339	—	—	(4,577)	—	(4,577)	—
Other-than-temporary-impairment and unrealized loss on marketable securities, net of income tax of ($6)	—	—	15	—	15	—
Actuarial valuation and prior service credit amortization and foreign currency and other adjustments on defined benefit plans, net of income tax of ($48)	—	—	99	—	99	—
Issuance of common stock under stock compensation plans, net of tax effect	516,083	—	(1,219)	—	(1,219)	—
Issuance of stock under Employee Stock Purchase Plan	33,118	(33,118)	442	—	442	—
Share-based compensation	—	—	12,768	—	12,768	—
Dividends	—	—	(57,712)	—	(57,712)	—
Purchase of redeemable noncontrolling interest	—	—	(1,133)	1,133	—	(4,445)
Noncontrolling interest capital contribution	—	—	—	—	—	2,157
Noncontrolling interest capital distribution	—	—	—	(2,759)	(2,759)	—
Redeemable noncontrolling interest redemption value adjustment	—	—	(670)	—	(670)	670
Balance at October 29, 2016	84,383,138	56,161,882	$998,216	$10,736	$1,008,952	$3,923

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss), net of related income taxes, for the three and nine months ended October 29, 2016 and October 31, 2015 are as follows (in thousands):

	Three Months Ended Oct 29, 2016
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at July 30, 2016	$(129,518)	$(37)	$(16)	$(7,643)	$(137,214)
Gains (losses) arising during the period	(12,600)	3,305	—	42	(9,253)
Reclassification to net earnings for (gains) losses realized	—	(593)	16	61	(516)
Net other comprehensive income (loss)	(12,600)	2,712	16	103	(9,769)
Balance at October 29, 2016	$(142,118)	$2,675	$—	$(7,540)	$(146,983)

	Nine Months Ended Oct 29, 2016
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at January 30, 2016	$(157,652)	$7,252	$(15)	$(7,639)	$(158,054)
Gains (losses) arising during the period	15,534	(1,958)	(1)	(81)	13,494
Reclassification to net earnings for (gains) losses realized	—	(2,619)	16	180	(2,423)
Net other comprehensive income (loss)	15,534	(4,577)	15	99	11,071
Balance at October 29, 2016	$(142,118)	$2,675	$—	$(7,540)	$(146,983)

	Three Months Ended Oct 31, 2015
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at August 1, 2015	$(142,605)	$5,868	$(11)	$(6,056)	$(142,804)
Gains (losses) arising during the period	2,292	330	(1)	—	2,621
Reclassification to net earnings for (gains) losses realized	—	(2,158)	—	102	(2,056)
Net other comprehensive income (loss)	2,292	(1,828)	(1)	102	565
Balance at October 31, 2015	$(140,313)	$4,040	$(12)	$(5,954)	$(142,239)

	Nine Months Ended Oct 31, 2015
	Foreign Currency Translation Adjustment	Derivative Financial Instruments Designated as Cash Flow Hedges	Marketable Securities	Defined Benefit Plans	Total
Balance at January 31, 2015	$(121,569)	$7,157	$(3)	$(12,650)	$(127,065)
Gains (losses) arising during the period	(18,744)	3,988	(9)	7,026	(7,739)
Reclassification to net earnings for gains realized	—	(7,105)	—	(330)	(7,435)
Net other comprehensive income (loss)	(18,744)	(3,117)	(9)	6,696	(15,174)
Balance at October 31, 2015	$(140,313)	$4,040	$(12)	$(5,954)	$(142,239)

Details on reclassifications out of accumulated other comprehensive income (loss) to net earnings during the three and nine months ended October 29, 2016 and October 31, 2015 are as follows (in thousands):

	Three Months Ended		Nine Months Ended		Location of (Gain) Loss Reclassified from Accumulated OCI into Earnings
	Oct 29, 2016	Oct 31, 2015	Oct 29, 2016	Oct 31, 2015
Derivative financial instruments designated as cash flow hedges:
Foreign exchange currency contracts	$(739)	$(2,507)	$(3,315)	$(7,450)	Cost of product sales
Foreign exchange currency contracts	(45)	40	(126)	(776)	Other income/expense
Interest rate swap	57	—	167	—	Interest expense
Less income tax effect	134	309	655	1,121	Income tax expense
	(593)	(2,158)	(2,619)	(7,105)
Marketable securities:
Available-for-sale securities	25	—	25	—	Other income/expense
Less income tax effect	(9)	—	(9)	—	Income tax expense
	16	—	16	—
Defined benefit plans:
Actuarial loss amortization	86	116	257	1,059	(1)
Prior service credit amortization	(7)	—	(21)	(97)	(1)
Curtailment	—	—	—	(1,651)	(1)
Less income tax effect	(18)	(14)	(56)	359	Income tax expense
	61	102	180	(330)
Total reclassifications during the period	$(516)	$(2,056)	$(2,423)	$(7,435)
__________________________________

(1)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic defined benefit pension cost. Refer to Note 13 for further information.
Redeemable Noncontrolling Interests
The Company is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest for its majority-owned subsidiary, Guess Brasil Comércio e Distribuição S.A. (“Guess Brazil”), which was established through a majority-owned joint venture during fiscal 2014. The put arrangement for Guess Brazil, representing 40% of the total outstanding equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in the sixth year of the agreement, or sooner in certain limited circumstances, and every third anniversary from the end of the sixth year thereafter subject to certain time restrictions. The redemption value of the Guess Brazil put arrangement is based on a multiple of Guess Brazil’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. During the nine months ended October 29, 2016, the Company and the noncontrolling interest holder increased their capital contributions by $1.7 million, of which $1.0 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess Brazil. The carrying value of the redeemable noncontrolling interest related to Guess Brazil was $1.6 million and $0.7 million as of October 29, 2016 and January 30, 2016, respectively.
During fiscal 2016, the Company entered into a new majority-owned joint venture to establish Guess? CIS, LLC (“Guess CIS”) which is based in Russia. The Company made an initial contribution of $2.0 million to obtain a 70% interest in Guess CIS and is party to a put arrangement with respect to the common securities that represent the remaining noncontrolling interest. During the nine months ended October 29, 2016, the Company and the noncontrolling interest holder increased their capital contributions by $5.0 million, of which $3.5 million was paid by the Company and the remaining amount was paid by the noncontrolling interest holder to retain the same pro-rata interest in Guess CIS. The put arrangement may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company during the period beginning after the fifth anniversary of the agreement through December 31, 2025, or sooner in certain limited circumstances. The redemption value of the Guess CIS put arrangement is based on a multiple of Guess CIS’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments and is classified as a redeemable noncontrolling interest outside of permanent equity in the Company’s condensed consolidated balance sheet. The carrying value of the redeemable noncontrolling interest related to Guess CIS was $2.3 million and $0.9 million as of October 29, 2016 and January 30, 2016, respectively.
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

(4)	Accounts Receivable
Accounts receivable is summarized as follows (in thousands):

	Oct 29, 2016	Jan 30, 2016
Trade	$223,597	$222,972
Royalty	20,333	16,443
Other	9,734	16,493
	253,664	255,908
Less allowances	35,459	33,549
	$218,205	$222,359
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

(5)	Inventories
Inventories consist of the following (in thousands):

	Oct 29, 2016	Jan 30, 2016
Raw materials	$1,154	$1,150
Work in progress	63	92
Finished goods	426,922	310,462
	$428,139	$311,704
The above balances include an allowance to write down inventories to the lower of cost or market of $20.2 million and $15.9 million as of October 29, 2016 and January 30, 2016, respectively.

(6)	Restructuring Charges
During the first quarter of fiscal 2017, the Company implemented a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan included the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. These actions resulted in restructuring charges related primarily to cash-based severance costs of $6.1 million during the nine months ended October 29, 2016. There were no restructuring charges incurred during the three months ended October 29, 2016 related to this plan. The Company does not expect significant future cash-based severance charges to be incurred as the actions under this plan were substantially completed during the first quarter of fiscal 2017. As of October 29, 2016, the Company had a balance of approximately $0.6 million in accrued expenses for amounts expected to be paid during the remainder of fiscal 2017.
The following table summarizes restructuring activities related primarily to severance during the three and nine months ended October 29, 2016 (in thousands):

Three Months Ended
Oct 29, 2016
Balance at July 30, 2016	$1,131
Cash payments	(694)
Foreign currency and other adjustments	168
Balance at October 29, 2016	$605

Nine Months Ended
Oct 29, 2016
Balance at January 30, 2016	$—
Charges to operations	6,083
Cash payments	(5,530)
Foreign currency and other adjustments	52
Balance at October 29, 2016	$605
During the nine months ended October 29, 2016, the Company also incurred an estimated exit tax charge of approximately $1.9 million related to its reorganization in Europe as a result of the global cost reduction and restructuring plan. The estimated exit tax charge was recorded during the three months ended April 30, 2016. The exit tax charge has not been finalized with the local authorities and actual amounts could differ significantly from these estimates as negotiations are completed.

(7)	Income Taxes
Income tax expense for the interim periods was computed using the effective tax rate estimated to be applicable for the full fiscal year. The Company’s effective income tax rate increased to 41.1% for the nine months ended October 29, 2016 compared to 38.0% for the nine months ended October 31, 2015. The increase in the effective income tax rate was due primarily to more losses incurred in certain foreign jurisdictions where the Company has valuation allowances and a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year, partially offset by the favorable impact of a lower tax rate on the gain from the sale of a minority interest investment during the nine months ended October 29, 2016 compared to the same prior-year period.
From time-to-time, the Company is subject to routine income tax audits on various tax matters around the world in the ordinary course of business. As of October 29, 2016, several income tax audits were underway for various periods in multiple jurisdictions. The Company accrues an amount for its estimate of additional income tax liability which the Company, more likely than not, could incur as a result of the ultimate resolution of income tax audits (“uncertain tax positions”). The Company reviews and updates the estimates used in the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.
The Company had aggregate accruals for uncertain tax positions, including penalties and interest, of $14.8 million and $13.9 million as of October 29, 2016 and January 30, 2016, respectively. The change in the accrual balance from January 30, 2016 to October 29, 2016 resulted from interest and penalties during the nine months ended October 29, 2016.

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
Net revenue and earnings (loss) from operations are summarized as follows for the three and nine months ended October 29, 2016 and October 31, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 29, 2016	Oct 31, 2015	Oct 29, 2016	Oct 31, 2015
Net revenue:
Americas Retail	$215,862	$226,599	$646,573	$673,304
Europe	187,008	160,696	535,855	497,468
Asia	64,865	59,100	172,241	179,880
Americas Wholesale	44,818	46,819	107,360	116,458
Licensing	23,768	27,750	68,066	78,942
Total net revenue	$536,321	$520,964	$1,530,095	$1,546,052
Earnings (loss) from operations:
Americas Retail	$(10,614)	$(2,053)	$(24,829)	$(4,018)
Europe	11,157	6,150	16,105	20,668
Asia	(1,049)	2,794	(5,264)	8,294
Americas Wholesale	7,814	9,583	16,764	21,202
Licensing	20,141	24,842	60,289	70,282
Corporate Overhead	(12,326)	(20,478)	(55,260)	(65,036)
Restructuring Charges	—	—	(6,083)	—
Total earnings from operations	$15,123	$20,838	$1,722	$51,392
Due to the seasonal nature of the Company’s business segments, the above net revenue and operating results are not necessarily indicative of the results that may be expected for the full fiscal year. Restructuring charges incurred during the nine months ended October 29, 2016 related to plans to better align the Company’s global cost and organizational structure with its current strategic initiatives. Refer to Note 6 for more information regarding these restructuring charges.

(9)	Borrowings and Capital Lease Obligations
Borrowings and capital lease obligations are summarized as follows (in thousands):

	Oct 29, 2016	Jan 30, 2016
Mortgage debt, maturing monthly through January 2026	$21,025	$—
European capital lease, matured quarterly through May 2016	—	4,024
Other	3,075	2,318
	24,100	6,342
Less current installments	560	4,024
Long-term debt	$23,540	$2,318

Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of October 29, 2016, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $21.0 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability as of October 29, 2016 was approximately $0.2 million.
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash balances as of October 29, 2016, the Company could have borrowed up to $146 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of October 29, 2016, the Company had $0.7 million in outstanding standby letters of credit, $3.0 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.

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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of October 29, 2016, the Company could have borrowed up to $67.3 million under these agreements. As of October 29, 2016, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 5.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $38.5 million that has a minimum net equity requirement, there are no other financial ratio covenants.
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
The following table summarizes the share-based compensation expense recognized under all of the Company’s stock plans during the three and nine months ended October 29, 2016 and October 31, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 29, 2016	Oct 31, 2015	Oct 29, 2016	Oct 31, 2015
Stock options	$520	$575	$1,654	$1,495
Stock awards/units	3,176	4,670	11,000	11,707
Employee Stock Purchase Plan	23	30	114	125
Total share-based compensation expense	$3,719	$5,275	$12,768	$13,327
Unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options and nonvested stock awards/units totaled approximately $4.2 million and $24.7 million, respectively, as of October 29, 2016. This cost is expected to be recognized over a weighted average period of 1.8 years. The weighted average grant date fair value of options granted was $3.53 and $3.74 during the nine months ended October 29, 2016 and October 31, 2015, respectively.

Grants
On April 29, 2016, the Company granted select key management 602,816 nonvested stock units which are subject to certain performance-based vesting or market-based vesting conditions.
On July 7, 2015, the Company granted Victor Herrero, the Company’s Chief Executive Officer, 600,000 stock options and 250,000 nonvested stock units in connection with an employment agreement entered into between the Company and Mr. Herrero (the “Herrero Employment Agreement”). Mr. Herrero was also granted 150,000 restricted stock units that were considered contingently returnable as a result of certain service conditions set forth in the Herrero Employment Agreement. These service conditions were met during the nine months ended October 29, 2016.
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
The following table summarizes the activity for nonvested performance-based units during the nine months ended October 29, 2016:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2016	580,000	$22.65
Granted	462,359	18.35
Vested	(241,922)	25.98
Forfeited	—	—
Nonvested at October 29, 2016	800,437	$19.16
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

The following table summarizes the activity for nonvested market-based units during the nine months ended October 29, 2016:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 30, 2016	183,368	$17.72
Granted	140,457	15.20
Vested	—	—
Forfeited	—	—
Nonvested at October 29, 2016	323,825	$16.63

(11)	Related Party Transactions
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
Leases
The Company leases warehouse and administrative facilities, including the Company’s corporate headquarters in Los Angeles, California, from partnerships affiliated with the Marciano Trusts and certain of their affiliates. There were four of these leases in effect as of October 29, 2016 with expiration dates ranging from calendar years 2017 to 2020.
In January 2016, the Company sold an approximately 140,000 square foot parking lot located adjacent to the Company’s corporate headquarters to a partnership affiliated with the Marciano Trusts for a sales price of $7.5 million, which was subsequently collected during the nine months ended October 29, 2016. Concurrent with the sale, the Company entered into a lease agreement to lease back the parking lot from the purchaser. During the fourth quarter of fiscal 2016, the Company recognized a net gain of approximately $3.4 million in other income as a result of these transactions.
Aggregate rent, common area maintenance charges and property tax expense recorded under these four related party leases for the nine months ended October 29, 2016 and October 31, 2015 was $3.8 million and $4.0 million, respectively. The Company believes that the terms of the related party leases and parking lot sale have not been significantly affected by the fact that the Company and the lessors are related.
Aircraft Arrangements
The Company periodically charters aircraft owned by MPM Financial, LLC (“MPM Financial”), an entity affiliated with the Marciano Trusts, through informal arrangements with MPM Financial and independent third party management companies contracted by MPM Financial to manage its aircraft. The total fees paid under these arrangements for the nine months ended October 29, 2016 and October 31, 2015 were approximately $0.8 million and $0.3 million, respectively.
These related party disclosures should be read in conjunction with the disclosure concerning related party transactions in the Company’s Annual Report on Form 10-K for the year ended January 30, 2016.

(12)	Commitments and Contingencies
Leases
The Company leases its showrooms, advertising, licensing, sales and merchandising offices, remote distribution and warehousing facilities and retail and factory outlet store locations under operating lease agreements expiring on various dates through September 2031. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain retail store leases provide for rents based upon the minimum annual rental amount and a percentage of annual sales volume, generally ranging from 5% to 15%, when specific sales volumes are exceeded. The Company’s concession leases also provide for rents primarily based upon a percentage of annual sales volume which average approximately 34% of annual sales volume. Some leases include lease incentives, rent abatements and fixed rent escalations, which are amortized and recorded over the initial lease term on a straight-line basis. The Company also leases some of its equipment under operating lease agreements expiring at various dates through September 2021.
Investment Commitments
As of October 29, 2016, the Company had an unfunded commitment to invest €5.0 million ($5.5 million) in a private equity fund. The investment will be included in other assets in the Company’s condensed consolidated balance sheet when it is funded.
Litigation
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Intermediate People’s Court of Nanjing, China and the Court of Paris, France. The three-week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. On September 15, 2014, the Court of Appeal of Milan affirmed the majority of the lower Court’s ruling in favor of the Company, but overturned the lower Court’s finding with respect to an unfair competition claim. That portion of the matter is now in a damages phase based on the ruling. On October 16, 2015, the plaintiff appealed the remainder of the Court of Appeal of Milan’s ruling in favor of the Company to the Italian Supreme Court of Cassation. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagreed with the Court’s decision and appealed the ruling. On August 31, 2016, the Court of Appeal for the China matter issued a decision in favor of the Company, rejecting all of the plaintiff’s claims. On January 30, 2015, the Court of Paris ruled in favor of the Company in the France matter, rejecting all of the plaintiff’s claims and partially canceling two of the plaintiff’s community trademark registrations and one of the plaintiff’s international trademark registrations. On February 17, 2015, the plaintiff appealed the Court of Paris’ ruling.
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
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.8 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.8 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. In November 2016, the Appeals Court ruled in favor of the Company and rejected the appeal by the Italian Customs Agency on a portion of the first MFDTC judgment, with the remaining portion still to be determined. During the first nine months of fiscal 2017, the MFDTC issued judgments in favor of the Company in relation to the second through sixth set of appeals (covering the period from October 2010 through June 2012) as well as a portion of the seventh set of appeals (covering the period from August 2012 through December 2012) and canceled the related assessments totaling €7.9 million ($8.7 million). Subsequently, the Italian Customs Agency has appealed all but one of these favorable MFDTC judgments. While these MFDTC judgments have been favorable to the Company, there can be no assurances that the Company’s remaining open appeal for July 2012 will be successful. There also can be no assurances that the Italian Customs Agency will not be successful in its remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future.
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
As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $56.7 million and $52.5 million as of October 29, 2016 and January 30, 2016, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(0.5) million and $4.6 million in other income and expense during the three and nine months ended October 29, 2016, respectively, and unrealized gains (losses) of $(0.8) million and $0.8 million in other income and expense during the three and nine months ended October 31, 2015, respectively. The Company also recorded realized gains of $0.1 million and $0.7 million in other income resulting from payout on the insurance policies during the nine months ended October 29, 2016 and October 31, 2015, respectively. The realized gains were recorded during the three months ended April 30, 2016 and May 2, 2015. The projected benefit obligation was $53.6 million and $53.4 million as of October 29, 2016 and January 30, 2016, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended October 29, 2016, respectively. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended October 31, 2015, respectively.
The components of net periodic defined benefit pension cost for the three and nine months ended October 29, 2016 and October 31, 2015 related to the SERP are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 29, 2016	Oct 31, 2015	Oct 29, 2016	Oct 31, 2015
Interest cost	$460	$498	$1,380	$1,489
Net amortization of unrecognized prior service credit	—	—	—	(97)
Net amortization of actuarial losses	39	11	116	729
Curtailment gain	—	—	—	(1,651)
Net periodic defined benefit pension cost	$499	$509	$1,496	$470
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
As of October 29, 2016 and January 30, 2016, the plan had a projected benefit obligation of CHF16.2 million (US$16.4 million) and CHF15.6 million (US$15.2 million), respectively, and plan assets held at the independent investment fiduciary of CHF13.7 million (US$13.8 million) and CHF13.0 million (US$12.7 million), respectively. The net liability of CHF2.5 million (US$2.6 million) and CHF2.6 million (US$2.5 million) was included in other long-term liabilities in the Company’s condensed consolidated balance sheets as of October 29, 2016 and January 30, 2016, respectively. During the three and nine months ended October 29, 2016, the Company recognized net periodic defined benefit pension cost of CHF0.4 million (US$0.4 million) and CHF1.2 million (US$1.2 million) respectively, resulting primarily from service cost. During the three and nine months ended October 31, 2015, the Company recognized net periodic defined benefit pension cost of CHF0.4 million (US$0.4 million) and CHF1.3 million (US$1.3 million), respectively, resulting primarily from service cost.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 29, 2016 and January 30, 2016 (in thousands):

	Fair Value Measurements at Oct 29, 2016				Fair Value Measurements at Jan 30, 2016
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange currency contracts	$—	$6,738	$—	$6,738	$—	$9,797	$—	$9,797
Available-for-sale securities	—	—	—	—	17	—	—	17
Total	$—	$6,738	$—	$6,738	$17	$9,797	$—	$9,814
Liabilities:
Foreign exchange currency contracts	$—	$1,336	$—	$1,336	$—	$366	$—	$366
Interest rate swaps	—	150	—	150	—	37	—	37
Deferred compensation obligations	—	11,800	—	11,800	—	10,155	—	10,155
Total	$—	$13,286	$—	$13,286	$—	$10,558	$—	$10,558

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended October 29, 2016 or during the year ended January 30, 2016.
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
Available-for-sale securities, which consist of marketable equity securities, are recorded based on fair value and are included in other assets in the accompanying condensed consolidated balance sheets. Unrealized gains (losses), net of taxes, are included as a component of stockholders’ equity and comprehensive income (loss). The Company evaluates its available-for-sale securities for other-than-temporary-impairment on an ongoing basis. The Company considers general market conditions, the duration and extent to which fair value is below cost and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for the recovery of the cost in determining whether there is other-than-temporary-impairment on its marketable equity securities. Other-than-temporary-impairment is recognized in net earnings as part of other income and expense in the period which the unrealized losses are deemed other than temporary. During the three and nine months ended October 29, 2016, the Company determined that its available-for-sale securities were fully impaired and recognized minimal other-than-temporary-impairment in other expense. There was no other-than-temporary-impairment recognized during the three and nine months ended October 31, 2015. As of October 29, 2016, there were no accumulated unrealized gains (losses), net of taxes, included in accumulated other comprehensive income (loss) related to available-for-sale securities owned by the Company.
At January 30, 2016, available-for-sale securities were minimal. The Company also had minimal accumulated unrealized losses, net of taxes, included in accumulated other comprehensive income (loss) related to its available-for-sale securities at January 30, 2016.
The carrying amount of the Company’s remaining financial instruments, which principally include cash and cash equivalents, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments. The fair values of the Company’s debt instruments (see Note 9) are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of October 29, 2016 and January 30, 2016, the carrying value of all financial instruments was not materially different from fair value, as the interest rates on the Company’s debt approximated rates currently available to the Company.
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
The Company recorded impairment charges of $0.8 million and $1.5 million during the three and nine months ended October 29, 2016, respectively, and $0.2 million and $2.0 million during the three and nine months ended October 31, 2015, respectively. The impairment charges related primarily to the impairment of certain retail locations in North America and Europe resulting from under-performance and expected store closures during each of the respective periods. These impairment charges were included in selling, general and administrative expenses in the Company’s condensed consolidated statements of income for each of the respective periods.

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
The impact of the credit risk of the counterparties to the derivative contracts is considered in determining the fair value of the foreign exchange currency contracts and interest rate swap agreements. As of October 29, 2016, credit risk has not had a significant effect on the fair value of the Company’s foreign exchange currency contracts and interest rate swap agreements.
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
Summary of Derivative Instruments
The fair value of derivative instruments in the condensed consolidated balance sheets as of October 29, 2016 and January 30, 2016 is as follows (in thousands):

	Derivative Balance Sheet Location	Fair Value at Oct 29, 2016	Fair Value at Jan 30, 2016
ASSETS:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Other current assets/ Other assets	$4,415	$7,491
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current assets	2,323	2,306
Total		$6,738	$9,797
LIABILITIES:
Derivatives designated as hedging instruments:
Cash flow hedges:
Foreign exchange currency contracts	Accrued expenses/ Other long-term liabilities	$868	$47
Interest rate swap	Other long-term liabilities	150	—
Total derivatives designated as hedging instruments		1,018	47
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	468	319
Interest rate swap	Accrued expenses	—	37
Total derivatives not designated as hedging instruments		468	356
Total		$1,486	$403
Derivatives Designated as Hedging Instruments
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the nine months ended October 29, 2016, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$64.2 million and US$50.8 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of October 29, 2016, the Company had forward contracts outstanding for its European and Canadian operations of US$102.9 million and US$62.7 million, respectively, which are expected to mature over the next 17 months.
As of October 29, 2016, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $2.8 million, net of tax, of which $0.8 million will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.

At January 30, 2016, the Company had forward contracts outstanding for its European and Canadian operations of US$106.3 million and US$48.2 million, respectively, that were designated as cash flow hedges.
Interest Rate Swap Agreement Designated as Cash Flow Hedge
During the nine months ended October 29, 2016, the Company entered into an interest rate swap agreement with a notional amount of $21.5 million, designated as a cash flow hedge, to hedge the variability of cash flows in interest payments associated with the Company’s floating-rate debt. This interest rate swap agreement matures in January 2026 and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt, resulting in a swap fixed rate of approximately 3.06%.
As of October 29, 2016, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of approximately $0.1 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments designated as cash flow hedges in OCI and net earnings for the three and nine months ended October 29, 2016 and October 31, 2015 (in thousands):

	Gain Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Three Months Ended			Three Months Ended
	Oct 29, 2016	Oct 31, 2015		Oct 29, 2016	Oct 31, 2015
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$3,421	$363	Cost of product sales	$739	$2,507
Foreign exchange currency contracts	$260	$46	Other income/expense	$45	$(40)
Interest rate swap	$500	$—	Interest expense	$(57)	$—

	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings (1)	Gain (Loss) Reclassified from Accumulated OCI into Earnings
	Nine Months Ended			Nine Months Ended
	Oct 29, 2016	Oct 31, 2015		Oct 29, 2016	Oct 31, 2015
Derivatives designated as cash flow hedges:
Foreign exchange currency contracts	$(2,229)	$4,559	Cost of product sales	$3,315	$7,450
Foreign exchange currency contracts	$(96)	$276	Other income/expense	$126	$776
Interest rate swap	$(317)	$—	Interest expense	$(167)	$—
 __________________________________

(1)
The Company recognized gains of $0.3 million and $0.8 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income during the three and nine months ended October 29, 2016, respectively. The Company recognized gains of $0.1 million resulting from the ineffective portion related to foreign exchange currency contracts in interest income during the three and nine months ended October 31, 2015, respectively. There was no ineffectiveness recognized related to the interest rate swap during the three and nine months ended October 29, 2016.

The following table summarizes net after-tax derivative activity recorded in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 29, 2016	Oct 31, 2015	Oct 29, 2016	Oct 31, 2015
Beginning balance gain (loss)	$(37)	$5,868	$7,252	$7,157
Net gains (losses) from changes in cash flow hedges	3,305	330	(1,958)	3,988
Net gains reclassified to earnings	(593)	(2,158)	(2,619)	(7,105)
Ending balance gain	$2,675	$4,040	$2,675	$4,040
Derivatives Not Designated as Hedging Instruments
As of October 29, 2016, the Company had euro foreign exchange currency contracts to purchase US$71.4 million expected to mature over the next 11 months and Canadian dollar foreign exchange currency contracts to purchase US$15.6 million expected to mature over the next ten months.
The following table summarizes the gains (losses) before taxes recognized on the derivative instruments not designated as hedging instruments in other income and expense for the three and nine months ended October 29, 2016 and October 31, 2015 (in thousands):

	Location of Gain (Loss) Recognized in Earnings	Gain Recognized in Earnings		Gain (Loss) Recognized in Earnings
		Three Months Ended		Nine Months Ended
		Oct 29, 2016	Oct 31, 2015	Oct 29, 2016	Oct 31, 2015
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other income/expense	$2,440	$286	$(704)	$2,445
Interest rate swap	Other income/expense	$—	$44	$38	$140
At January 30, 2016, the Company had euro foreign exchange currency contracts to purchase US$54.8 million and Canadian dollar foreign exchange currency contracts to purchase US$25.8 million.

(16)	Subsequent Events
On November 30, 2016, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on December 30, 2016 to shareholders of record as of the close of business on December 14, 2016.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Unless the context indicates otherwise, when we refer to “we,” “us,” “our” or the “Company” in this Form 10-Q, we are referring to Guess?, Inc. (“GUESS?”) and its subsidiaries on a consolidated basis.
Important Factors Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including documents incorporated by reference herein, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be contained in the Company’s other reports filed under the Securities Exchange Act of 1934, as amended, in its press releases and in other documents. In addition, from time-to-time, the Company through its management may make oral forward-looking statements. These statements relate to expectations, analyses and other information based on current plans, forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our goals, future prospects, global cost reduction and profitability efforts, capital allocation plans and proposed new business strategies and initiatives. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “outlook,” “pending,” “plan,” “predict,” “project,” “strategy,” “will,” “would,” and other similar terms and phrases, including references to assumptions.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. These forward-looking statements may include, among other things, statements relating to our expected results of operations, the accuracy of data relating to, and anticipated levels of, future inventory and gross margins, anticipated cash requirements and sources, cost containment efforts, restructuring charges, estimated charges, plans regarding store openings, closings, remodels and lease negotiations, plans regarding business growth, international expansion and capital allocation, plans regarding supply chain efficiencies and global planning and allocation, e-commerce, digital and omni-channel initiatives, business seasonality, results and risks of current and future litigation, industry trends, consumer demands and preferences, competition, currency fluctuations and related impacts, estimated tax rates, results of tax audits and other regulatory proceedings, raw material and other inflationary cost pressures, consumer confidence and general economic conditions. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those set forth in these statements. Important factors that could cause or contribute to such differences include those discussed under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and in our other filings made from time-to-time with the Securities and Exchange Commission (“SEC”) after the date of this report.
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
In addition, some of our transactions that occur primarily in Europe, Canada, South Korea and Mexico are denominated in U.S. dollars, Swiss francs and British pounds, exposing them to exchange rate fluctuations when these transactions (such as inventory purchases) are converted to their functional currencies. As a result, fluctuations in exchange rates can impact the operating margins of our foreign operations and reported earnings, largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. When these foreign exchange rates weaken versus the U.S. dollar at the time U.S. dollar denominated inventory is purchased relative to the purchases of the comparable period, our product margins could be unfavorably impacted if the relative sales prices do not change. Such exchange rate fluctuations had a negative impact on our product margins in Europe and Canada during the nine months ended October 29, 2016 compared to the same prior-year period.
During the first nine months of fiscal 2017, the average U.S. dollar rate was stronger against the Canadian dollar, the Korean won and the Mexican peso and weaker against the euro compared to the average rate in the same prior-year period. This had an overall negative impact on the translation of our international revenues and earnings from operations for the nine months ended October 29, 2016 compared to the same prior-year period.
If the U.S. dollar remains strong or further strengthens relative to the respective fiscal 2016 foreign exchange rates, foreign exchange could negatively impact our revenues and operating results as well as our international cash and other balance sheet items during the remainder of fiscal 2017, particularly in Canada and Europe.
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
Sales Organization and Merchandising Strategy. We are executing on our plan to elevate the quality of our sales organization and merchandising strategy which includes: (1) elevating the product knowledge of our sales force; (2) building a more strategic and operational online organization in order to increase millennials’ engagement with our brand through digital marketing and social media; (3) taking steps such as investing in key stores and developing stronger replenishment, visual, stockroom and cost-control standards in order to improve our overall field and store structure; (4) implementing a more effective yearly retail calendar to better enable each store to fully capture local opportunities; (5) using feedback from our sales force to improve our collections and increase the number and effectiveness of our SKU’s; and (6) implementing a global pricing system with greater clarity and simplicity.
Building our Asia Business. We believe there continues to be significant potential in this region, particularly in mainland China, and plan to continue to allocate sufficient resources to fuel future growth.
Transforming our Company’s Culture. In order to generate global synergies, major decisions (including logistics, finance, communication and stock allocation) are becoming more centralized in the Company’s management team in Los Angeles. This centralized approach reinforces our focus on sales and profitability and fosters an environment of accountability and execution measured through key performance metrics.
Improving our Cost Structure. We plan to continue improving our cost structure by optimizing our use of capital in accordance with growth strategies, identifying synergies among departments and strengthening our supply chain. We plan to strengthen our supply chain by optimizing vendor proximity to our main markets, improving fabric management and reinforcing open-to-buys. We are also working to shorten our lead times through partnering with our suppliers, exercising agility in the production process and continuously searching for new suppliers and sourcing opportunities in reaction to the latest trends.
During the first quarter of fiscal 2017, the Company implemented a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan included the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. These actions resulted in restructuring charges of $6.1 million and a related estimated exit tax charge of approximately $1.9 million (or $5.8 million after considering a $2.2 million tax benefit as a result of the restructuring charges) during the nine months ended October 29, 2016. The Company does not expect significant future cash-based severance charges to be incurred as the actions under this plan were substantially completed during the first quarter of fiscal 2017.
Stabilizing our Wholesale Business. We are partnering with our wholesale customers to emphasize a retail-oriented mindset and encourage the adoption of best practices, including high quality visual merchandising, frequent rotation of products and maximization of inventory turns.
In addition to the above strategic initiatives, we are focused on increasing the profitability of our retail business in the Americas. In order to do so, we have identified a four-point plan designed to drive value for that business, including: (i) continuing to negotiate rent reductions whenever possible; (ii) closing unprofitable stores upon lease kick-out or expiration unless new rent terms make them profitable; (iii) continuing to implement supply chain initiatives including vendor consolidation, fabric platforming and source-country diversification; and (iv) enhancing our digital capabilities to help set ourselves apart from other retailers.
Capital Allocation
The Company’s investments in capital for the full fiscal year 2017 are planned between $90 million and $95 million. The planned investments in capital are primarily for retail expansion, store remodeling programs and investments in maintaining and improving our infrastructure (primarily information and operating systems).
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
Other
The Company operates on a 52/53-week fiscal year calendar, which ends on the Saturday nearest to January 31 of each year. The three and nine months ended October 29, 2016 had the same number of days as the three and nine months ended October 31, 2015.

Executive Summary
Overview
Net earnings attributable to Guess?, Inc. decreased 26.8% to $9.1 million, or diluted earnings of $0.11 per common share, for the quarter ended October 29, 2016, compared to net earnings attributable to Guess?, Inc. of $12.4 million, or diluted earnings of $0.15 per common share, for the quarter ended October 31, 2015.
Highlights of the Company’s performance for the quarter ended October 29, 2016 compared to the same prior-year period are presented below, followed by a more comprehensive discussion under “Results of Operations”:
Operations

•
Total net revenue increased 2.9% to $536.3 million for the quarter ended October 29, 2016, compared to $521.0 million in the same prior-year period. In constant currency, net revenue also increased by 2.9%.

•	Gross margin (gross profit as a percentage of total net revenue) decreased 170 basis points to 33.6% for the quarter ended October 29, 2016, from 35.3% in the same prior-year period.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of total net revenue (“SG&A rate”) decreased 50 basis points to 30.8% for the quarter ended October 29, 2016, from 31.3% in the same prior-year period. SG&A expenses increased 1.4% to $165.1 million for the quarter ended October 29, 2016, compared to $162.8 million in the same prior-year period.

•
Operating margin decreased 120 basis points to 2.8% for the quarter ended October 29, 2016, from 4.0% in the same prior-year period. Earnings from operations decreased 27.4% to $15.1 million for the quarter ended October 29, 2016, from $20.8 million in the same prior-year period.

•	Other income, net (including interest income and expense) totaled $0.5 million for the quarter ended October 29, 2016, compared to $0.2 million in the same prior-year period.

•	The effective income tax rate decreased by 30 basis points to 37.7% for the quarter ended October 29, 2016, from 38.0% in the same prior-year period.
Key Balance Sheet Accounts

•	The Company had $349.1 million in cash and cash equivalents as of October 29, 2016, compared to $402.4 million at October 31, 2015.

•
Accounts receivable, which consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations and certain other receivables, increased by $22.4 million, or 11.4%, to $218.2 million as of October 29, 2016, compared to $195.8 million at October 31, 2015. On a constant currency basis, accounts receivable increased $23.6 million, or 12.1%, compared to the same prior-year period.

•
Inventory increased by $55.0 million, or 14.8%, to $428.1 million as of October 29, 2016, compared to $373.1 million at October 31, 2015. On a constant currency basis, inventory increased by $56.8 million, or 15.2%, compared to the same prior-year period.

•
During the nine months ended October 29, 2016, the Company entered into a ten-year $21.5 million real estate secured loan to partially finance the $28.8 million purchase of the Company’s U.S. distribution center during the fourth quarter of fiscal 2016.

Global Store Count
In the third quarter of fiscal 2017, together with our partners, we opened 40 new stores worldwide, consisting of 22 stores in Europe and the Middle East, 11 stores in Asia, four stores in Canada, two stores in the U.S. and one store in South America. Together with our partners, we closed 27 stores worldwide, consisting of 13 stores in Asia, six stores in Europe and the Middle East, four stores in Central America, two stores in the U.S. and two stores in Canada.
We ended the third quarter of fiscal 2017 with 1,651 stores worldwide, comprised as follows:

Region	Total Stores	Directly Operated Stores	Licensee Stores
United States	342	341	1
Canada	111	111	—
Central and South America	91	48	43
Total Americas	544	500	44
Europe and the Middle East	614	321	293
Asia	493	95	398
Total	1,651	916	735
This store count does not include 423 concessions located primarily in South Korea and Greater China, which have been excluded because of their smaller store size in relation to our standard international store size. Of the total 1,651 stores, 1,297 were GUESS? stores, 214 were GUESS? Accessories stores, 71 were MARCIANO stores and 69 were G by GUESS stores.
Results of Operations
Three Months Ended October 29, 2016 and October 31, 2015
Consolidated Results
Net Revenue. Net revenue increased by $15.4 million, or 2.9%, to $536.3 million for the quarter ended October 29, 2016, compared to $521.0 million for the quarter ended October 31, 2015. In constant currency, net revenue also increased by 2.9% as currency translation fluctuations relating to our foreign operations had a minimal impact on net revenue compared to the same prior-year period. The increase was driven primarily by retail expansion in our international markets and higher European wholesale shipments, partially offset by negative comparable store sales in Americas Retail.
Gross Margin. Gross margin decreased 170 basis points to 33.6% for the quarter ended October 29, 2016, from 35.3% in the same prior-year period, of which 120 basis points was due to lower overall product margins and 50 basis points was due to a higher occupancy rate. The lower overall product margins were due primarily to the negative impact from currency exchange rate fluctuations and more markdowns in Americas Retail. The higher occupancy rate was driven primarily by the negative impact on the Company’s fixed cost structure resulting from negative comparable store sales in Americas Retail.
Gross Profit. Gross profit decreased by $3.5 million, or 1.9%, to $180.2 million for the quarter ended October 29, 2016, from $183.7 million in the same prior-year period. The decrease in gross profit, which included the unfavorable impact of currency translation, was due primarily to lower overall product margins and higher occupancy costs resulting from retail expansion in our international markets. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $0.3 million.
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
SG&A Rate. The Company’s SG&A rate decreased 50 basis points to 30.8% for the quarter ended October 29, 2016, from 31.3% in the same prior-year period, due primarily to lower performance-based compensation costs, partially offset by the unfavorable impact from segment mix and higher investments to support our retail expansion.
SG&A Expenses. SG&A expenses increased by $2.3 million, or 1.4%, to $165.1 million for the quarter ended October 29, 2016, compared to $162.8 million in the same prior-year period. The increase, which included the favorable impact of currency translation, was driven by higher investments to support our expansion, partially offset by lower performance-based compensation costs. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $0.1 million.
Operating Margin. Operating margin decreased 120 basis points to 2.8% for the quarter ended October 29, 2016, from 4.0% in the same prior-year period. The decrease in operating margin was due to lower overall gross margins. Currency exchange rate fluctuations negatively impacted operating margin by approximately 40 basis points.
Earnings from Operations.   Earnings from operations decreased by $5.7 million, or 27.4%, to $15.1 million for the quarter ended October 29, 2016, from $20.8 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $0.2 million.
Interest Income (Expense), Net. Interest income, net was $0.4 million for the quarter ended October 29, 2016, compared to minimal interest expense, net for the quarter ended October 31, 2015 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Income, Net. Other income, net was $0.1 million for the quarter ended October 29, 2016, compared to $0.2 million in the same prior-year period. Other income, net in the quarter ended October 29, 2016 consisted primarily of net unrealized and realized mark-to-market revaluation gains on foreign exchange currency contracts, partially offset by net unrealized mark-to-market revaluation losses on foreign currency balances. Other income, net in the quarter ended October 31, 2015 consisted primarily of net realized and unrealized gains on non-operating assets, partially offset by net unrealized mark-to-market revaluation losses on foreign currency balances.
Income Tax Expense.  Income tax expense for the quarter ended October 29, 2016 was $5.9 million, or a 37.7% effective tax rate, compared to $8.0 million, or a 38.0% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests was $0.6 million, net of taxes, for each of the quarters ended October 29, 2016 and October 31, 2015.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased by $3.3 million, or 26.8%, to $9.1 million for the quarter ended October 29, 2016, from $12.4 million in the same prior-year period. Diluted earnings per share decreased to $0.11 for the quarter ended October 29, 2016, from $0.15 for the quarter ended October 31, 2015. We estimate that currency fluctuations (including translational and transactional impacts) did not have a meaningful impact on diluted earnings per common share for the quarter ended October 29, 2016.

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the three months ended October 29, 2016 and October 31, 2015 (dollars in thousands):

	Three Months Ended
	Oct 29, 2016	Oct 31, 2015	Change	% Change
Net revenue:
Americas Retail	$215,862	$226,599	$(10,737)	(4.7%)
Europe	187,008	160,696	26,312	16.4
Asia	64,865	59,100	5,765	9.8
Americas Wholesale	44,818	46,819	(2,001)	(4.3)
Licensing	23,768	27,750	(3,982)	(14.3)
Total net revenue	$536,321	$520,964	$15,357	2.9%
Earnings (loss) from operations:
Americas Retail	$(10,614)	$(2,053)	$(8,561)	(417.0%)
Europe	11,157	6,150	5,007	81.4
Asia	(1,049)	2,794	(3,843)	(137.5)
Americas Wholesale	7,814	9,583	(1,769)	(18.5)
Licensing	20,141	24,842	(4,701)	(18.9)
Corporate Overhead	(12,326)	(20,478)	8,152	(39.8)
Total earnings from operations	$15,123	$20,838	$(5,715)	(27.4%)
Operating margins:
Americas Retail	(4.9%)	(0.9%)
Europe	6.0%	3.8%
Asia	(1.6%)	4.7%
Americas Wholesale	17.4%	20.5%
Licensing	84.7%	89.5%
Total Company	2.8%	4.0%
Americas Retail
Net revenue from our Americas Retail segment decreased by $10.7 million, or 4.7%, to $215.9 million for the quarter ended October 29, 2016, from $226.6 million in the same prior-year period. In constant currency, net revenue decreased by 4.6%, driven primarily by the unfavorable impact from negative comparable store sales. Comparable store sales (including e-commerce) in the U.S. and Canada decreased 4.9% in U.S. dollars and 4.8% in constant currency, which excludes the unfavorable translation impact from currency fluctuations relating to our Canadian retail stores and e-commerce sites. E-commerce sales increased by $0.4 million, or 1.7%, to $20.5 million for the quarter ended October 29, 2016, compared to $20.1 million in the same prior-year period. The inclusion of our e-commerce sales improved the comparable store sale percentage by 0.7% in U.S. dollars and 0.6% in constant currency. The store base for the U.S. and Canada decreased by an average of eight net stores during the quarter ended October 29, 2016 compared to the same prior-year period, resulting in a 0.7% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $0.3 million.
Operating margin decreased 400 basis points to negative 4.9% for the quarter ended October 29, 2016, from negative 0.9% in the same prior-year period, due to lower gross margins and a higher SG&A rate. The lower gross margins were due primarily to the negative impact on the fixed cost structure resulting from negative comparable store sales and more markdowns. The higher SG&A rate was driven primarily by the negative impact on the fixed cost structure resulting from negative comparable store sales.
Loss from operations from our Americas Retail segment increased by $8.6 million, or 417.0%, to $10.6 million for the quarter ended October 29, 2016, compared to $2.1 million in the same prior-year period. The deterioration reflects the unfavorable impact on earnings from negative comparable store sales and lower product margins.

As of October 29, 2016, we directly operated 452 stores in the U.S. and Canada, of which 341 stores were in the U.S. and 111 stores were in Canada. As of October 29, 2016, the total 452 directly operated stores were comprised of 155 GUESS? factory outlet stores, 152 full-priced GUESS? retail stores, 69 G by GUESS stores, 37 MARCIANO stores, 27 GUESS? factory accessories stores and 12 GUESS? retail accessories stores. As of October 31, 2015, we directly operated 460 stores in the U.S. and Canada, of which 346 stores were in the U.S. and 114 stores were in Canada.
Europe
Net revenue from our Europe segment increased by $26.3 million, or 16.4%, to $187.0 million for the quarter ended October 29, 2016, compared to $160.7 million in the same prior-year period. In constant currency, net revenue increased by 16.8%, driven primarily by the favorable impact from retail expansion, higher shipments in our European wholesale business mainly due to timing and positive comparable store sales in our retail business. As of October 29, 2016, we directly operated 321 stores in Europe compared to 274 stores at October 31, 2015, excluding concessions, which represents a 17.2% increase over the prior-year third quarter end. Currency translation fluctuations relating to our European operations unfavorably impacted net revenue by $0.7 million.
Operating margin increased 220 basis points to 6.0% for the quarter ended October 29, 2016, compared to 3.8% in the same prior-year period, due to a lower SG&A rate, partially offset by lower gross margins. The lower SG&A rate was driven by the favorable impact on the fixed cost structure resulting from higher wholesale shipments and overall leveraging of expenses, partially offset by higher store selling expenses due to retail expansion. The lower gross margins were driven primarily by the unfavorable impact from currency exchange rate fluctuations, partially offset by the favorable impact on the fixed cost structure resulting from higher wholesale shipments and higher initial markups.
Earnings from operations from our Europe segment increased by $5.0 million, or 81.4%, to $11.2 million for the quarter ended October 29, 2016, compared to $6.2 million in the same prior-year period, driven primarily by the favorable impact on earnings from higher revenue, partially offset by higher store selling expenses and occupancy costs due to retail expansion.
Asia
Net revenue from our Asia segment increased by $5.8 million, or 9.8%, to $64.9 million for the quarter ended October 29, 2016, compared to $59.1 million in the same prior-year period. In constant currency, net revenue increased by 6.4%, driven primarily by retail expansion and positive comparable store sales in China. As of October 29, 2016, we and our partners operated 493 stores and 395 concessions in Asia, compared to 475 stores and 428 concessions at October 31, 2015. Currency translation fluctuations relating to our Asian operations favorably impacted net revenue by $2.0 million.
Operating margin decreased 630 basis points to negative 1.6% for the quarter ended October 29, 2016, from 4.7% in the same prior-year period. The decrease in operating margin was driven by a higher SG&A rate due primarily to the unfavorable impact from country mix and higher expenses resulting from expansion in China.
Loss from operations from our Asia segment was $1.0 million for the quarter ended October 29, 2016, compared to earnings from operations of $2.8 million in the same prior-year period. The deterioration was driven by higher SG&A expenses due primarily to expansion in China.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $2.0 million, or 4.3%, to $44.8 million for the quarter ended October 29, 2016, from $46.8 million in the same prior-year period. In constant currency, net revenue decreased by 2.2%, driven primarily by lower shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $1.0 million.
Operating margin decreased 310 basis points to 17.4% for the quarter ended October 29, 2016, from 20.5% in the same prior-year period, due to lower gross margins and a higher SG&A rate. The lower gross margins were driven primarily by lower initial mark-ups. The higher SG&A rate was due to overall deleveraging of expenses.

Earnings from operations from our Americas Wholesale segment decreased by $1.8 million, or 18.5%, to $7.8 million for the quarter ended October 29, 2016, from $9.6 million in the same prior-year period, driven primarily by the unfavorable impact on earnings from lower product margins and lower revenue. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted earnings from operations by $0.4 million.
Licensing
Net royalty revenue from our Licensing segment decreased by $4.0 million, or 14.3%, to $23.8 million for the quarter ended October 29, 2016, from $27.8 million in the same prior-year period. The decrease was driven primarily by overall softness in our licensing business.
Earnings from operations from our Licensing segment decreased by $4.7 million, or 18.9%, to $20.1 million for the quarter ended October 29, 2016, from $24.8 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead decreased by $8.2 million to $12.3 million for the quarter ended October 29, 2016, from $20.5 million in the same prior-year period. The decrease was driven primarily by lower performance-based compensation costs.

Nine Months Ended October 29, 2016 and October 31, 2015
Consolidated Results
Net Revenue. Net revenue decreased by $16.0 million, or 1.0%, to $1.53 billion for the nine months ended October 29, 2016, from $1.55 billion for the nine months ended October 31, 2015. In constant currency, net revenue decreased by 0.4% as currency translation fluctuations relating to our foreign operations unfavorably impacted net revenue by $10.1 million compared to the same prior-year period.
Gross Margin. Gross margin decreased 220 basis points to 33.2% for the nine months ended October 29, 2016, from 35.4% in the same prior-year period, of which 140 basis points was due to lower overall product margins and 80 basis points was due to a higher occupancy rate. The lower overall product margins were due primarily to the negative impact from currency exchange rate fluctuations and more markdowns in Americas Retail. The higher occupancy rate was driven by the negative impact on the Company’s fixed cost structure resulting from negative comparable store sales in Americas Retail and business mix, partially offset by the favorable impact from positive comparable store sales in Europe.
Gross Profit. Gross profit decreased by $38.7 million, or 7.1%, to $508.6 million for the nine months ended October 29, 2016, from $547.3 million in the same prior-year period. The decrease in gross profit, which included the unfavorable impact of currency translation, was due primarily to lower overall product margins. Currency translation fluctuations relating to our foreign operations unfavorably impacted gross profit by $3.2 million.
SG&A Rate. The Company’s SG&A rate increased 60 basis points to 32.7% for the nine months ended October 29, 2016, compared to 32.1% in the same prior-year period, due primarily to the unfavorable impact from segment mix, partially offset lower performance-based compensation costs and lower charges related to legal matters.
SG&A Expenses. SG&A expenses increased by $4.9 million, or 1.0%, to $500.8 million for the nine months ended October 29, 2016, compared to $495.9 million in the same prior-year period. The increase, which included the favorable impact of currency translation, was driven by higher investments to support our expansion, partially offset by prior-year charges for legal matters of $7.0 million and lower current-year performance-based compensation costs. Currency translation fluctuations relating to our foreign operations favorably impacted SG&A expenses by $2.2 million.
Restructuring Charges. During the first quarter of fiscal 2017, the Company implemented a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives.

This plan included the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. These actions resulted in restructuring charges of $6.1 million incurred during the nine months ended October 29, 2016.
Operating Margin. Operating margin decreased 320 basis points to 0.1% for the nine months ended October 29, 2016, from 3.3% in the same prior-year period. The decrease in operating margin was driven by lower overall gross margins and a higher SG&A rate. Currency exchange rate fluctuations negatively impacted operating margin by approximately 80 basis points. The restructuring charges negatively impacted the operating margin by 40 basis points.
Earnings from Operations.   Earnings from operations decreased by $49.7 million, or 96.6%, to $1.7 million for the nine months ended October 29, 2016, from $51.4 million in the same prior-year period. Currency translation fluctuations relating to our foreign operations unfavorably impacted earnings from operations by $1.3 million.
Interest Income (Expense), Net. Interest income, net was $0.3 million for the nine months ended October 29, 2016, compared to interest expense, net of $0.7 million for the nine months ended October 31, 2015 and includes the impact of hedge ineffectiveness of foreign exchange currency contracts designated as cash flow hedges.
Other Income, Net. Other income, net was $26.4 million for the nine months ended October 29, 2016, compared to $6.6 million in the same prior-year period. Other income, net in the nine months ended October 29, 2016 consisted primarily of a realized gain of $22.3 million from the sale of a minority interest investment. Other income, net in the nine months ended October 31, 2015 consisted primarily of net realized and unrealized gains on non-operating assets and net unrealized and realized mark-to-market revaluation gains on foreign exchange currency contracts.
Income Tax Expense.  Income tax expense for the nine months ended October 29, 2016 was $11.7 million, or a 41.1% effective tax rate, compared to $21.8 million, or a 38.0% effective tax rate, in the same prior-year period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year which is subject to ongoing review and evaluation by management. The increase in the effective income tax rate was due primarily to more losses incurred in certain foreign jurisdictions where the Company has valuation allowances and a shift in the distribution of earnings among the Company’s tax jurisdictions within the quarters of the current fiscal year, partially offset by the favorable impact of a lower tax rate on the gain from the sale of a minority interest investment during the nine months ended October 29, 2016 compared to the same prior-year period.
Net Earnings Attributable to Noncontrolling Interests. Net earnings attributable to noncontrolling interests for the nine months ended October 29, 2016 was $0.5 million, net of taxes, compared to $1.5 million, net of taxes, in the same prior-year period.
Net Earnings Attributable to Guess?, Inc. Net earnings attributable to Guess?, Inc. decreased by $17.9 million, or 52.5%, to $16.2 million for the nine months ended October 29, 2016, from $34.1 million in the same prior-year period. Diluted earnings per share decreased to $0.19 for the nine months ended October 29, 2016, from $0.40 per share for the nine months ended October 31, 2015. The results for the nine months ended October 29, 2016 included a gain from the sale of a minority interest investment of approximately $22.3 million which was partially offset by restructuring charges of $6.1 million and a related exit tax charge of $1.9 million (or a combined $14.5 million after considering the net $0.2 million tax benefit resulting from the restructuring charges and the sale of the minority interest investment), or a favorable $0.17 per share impact. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. was $1.7 million and adjusted diluted earnings per share was $0.02 for the nine months ended October 29, 2016. References to financial results excluding the impact of these items are non-GAAP measures and are addressed below under “Non-GAAP Measures.” We estimate that the negative impact from currency fluctuations (including translational and transactional impacts) on diluted earnings per common share for the nine months ended October 29, 2016 was approximately $0.12 per share.

Information by Business Segment
The following table presents our net revenue and earnings (loss) from operations by segment for the nine months ended October 29, 2016 and October 31, 2015 (dollars in thousands):

	Nine Months Ended
	Oct 29, 2016	Oct 31, 2015	Change	% Change
Net revenue:
Americas Retail	$646,573	$673,304	$(26,731)	(4.0%)
Europe	535,855	497,468	38,387	7.7
Asia	172,241	179,880	(7,639)	(4.2)
Americas Wholesale	107,360	116,458	(9,098)	(7.8)
Licensing	68,066	78,942	(10,876)	(13.8)
Total net revenue	$1,530,095	$1,546,052	$(15,957)	(1.0%)
Earnings (loss) from operations:
Americas Retail	$(24,829)	$(4,018)	$(20,811)	(517.9%)
Europe	16,105	20,668	(4,563)	(22.1)
Asia	(5,264)	8,294	(13,558)	(163.5)
Americas Wholesale	16,764	21,202	(4,438)	(20.9)
Licensing	60,289	70,282	(9,993)	(14.2)
Corporate Overhead	(55,260)	(65,036)	9,776	(15.0)
Restructuring Charges	(6,083)	—	(6,083)
Total earnings from operations	$1,722	$51,392	$(49,670)	(96.6%)
Operating margins:
Americas Retail	(3.8%)	(0.6%)
Europe	3.0%	4.2%
Asia	(3.1%)	4.6%
Americas Wholesale	15.6%	18.2%
Licensing	88.6%	89.0%
Total Company	0.1%	3.3%
Americas Retail
Net revenue from our Americas Retail segment decreased by $26.7 million, or 4.0%, to $646.6 million for the nine months ended October 29, 2016, from $673.3 million in the same prior-year period. In constant currency, net revenue decreased by 3.1%, driven primarily by the unfavorable impact from negative comparable store sales and store closures. Comparable store sales (including e-commerce) in the U.S. and Canada decreased 3.9% in U.S. dollars and 3.2% in constant currency, which excludes the unfavorable translation impact from currency fluctuations relating to our Canadian retail stores and e-commerce sites. E-commerce sales increased by $3.2 million, or 5.7%, to $59.8 million for the nine months ended October 29, 2016, compared to $56.6 million in the same prior-year period. The inclusion of our e-commerce sales improved the comparable store sale percentage by 0.9% in U.S. dollars and constant currency. The store base for the U.S. and Canada decreased by an average of 14 net stores during the nine months ended October 29, 2016 compared to the same prior-year period, resulting in a 1.7% net decrease in average square footage. Currency translation fluctuations relating to our non-U.S. retail stores and e-commerce sites unfavorably impacted net revenue by $6.0 million.
Operating margin decreased 320 basis points to negative 3.8% for the nine months ended October 29, 2016, from negative 0.6% in the same prior-year period, due to lower gross margins and a higher SG&A rate. The lower gross margins were due primarily to the negative impact on the fixed cost structure resulting from negative comparable store sales and more markdowns. The higher SG&A rate was driven primarily by the negative impact on the fixed cost structure resulting from negative comparable store sales.
Loss from operations from our Americas Retail segment increased by $20.8 million, or 517.9%, to $24.8 million for the nine months ended October 29, 2016, compared to $4.0 million in the same prior-year period. The deterioration reflects the unfavorable impact on earnings from negative comparable store sales and lower product margins.

Europe
Net revenue from our Europe segment increased by $38.4 million, or 7.7%, to $535.9 million for the nine months ended October 29, 2016, compared to $497.5 million in the same prior-year period. In constant currency, net revenue increased by 7.2%, driven primarily by the favorable impact from retail expansion and positive comparable store sales, partially offset by lower shipments in our European wholesale business. Currency translation fluctuations relating to our European operations favorably impacted net revenue by $2.5 million.
Operating margin decreased 120 basis points to 3.0% for the nine months ended October 29, 2016, from 4.2% in the same prior-year period, due to lower gross margins, partially offset by a lower SG&A rate. The lower gross margins were driven primarily by the unfavorable impact from currency exchange rate fluctuations and business mix, partially offset by the favorable impact from positive comparable store sales. The lower SG&A rate was driven by the favorable impact on the fixed cost structure resulting from positive comparable store sales.
Earnings from operations from our Europe segment decreased by $4.6 million, or 22.1%, to $16.1 million for the nine months ended October 29, 2016, from $20.7 million in the same prior-year period. The decrease was driven primarily by higher store selling expenses and occupancy costs due to retail expansion and lower product margins.
Asia
Net revenue from our Asia segment decreased by $7.6 million, or 4.2%, to $172.2 million for the nine months ended October 29, 2016, from $179.9 million in the same prior-year period. In constant currency, net revenue decreased by 2.9%, driven primarily by South Korea as we completed the phase out of our G by GUESS concept in the region during fiscal 2016. Currency translation fluctuations relating to our Asian operations unfavorably impacted net revenue by $2.3 million.
Operating margin decreased 770 basis points to negative 3.1% for the nine months ended October 29, 2016, from 4.6% in the same prior-year period, due to a higher SG&A rate and lower gross margins. The higher SG&A rate was driven primarily by higher expenses resulting from expansion in China, the unfavorable impact from country mix and overall deleveraging. The lower gross margins were driven by higher occupancy costs due to retail expansion in China and overall deleveraging.
Loss from operations from our Asia segment was $5.3 million for the nine months ended October 29, 2016, compared to earnings from operations of $8.3 million in the same prior-year period. The deterioration was driven by higher SG&A expenses due primarily to expansion in China.
Americas Wholesale
Net revenue from our Americas Wholesale segment decreased by $9.1 million, or 7.8%, to $107.4 million for the nine months ended October 29, 2016, from $116.5 million in the same prior-year period. In constant currency, net revenue decreased by 4.1%, driven primarily by lower shipments in our U.S. wholesale business. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted net revenue by $4.3 million.
Operating margin decreased 260 basis points to 15.6% for the nine months ended October 29, 2016, from 18.2% in the same prior-year period, due to lower gross margins and a higher SG&A rate. The lower gross margins were driven primarily by the unfavorable impact from currency exchange rate fluctuations on product costs and lower initial markups. The higher SG&A rate was due primarily to overall deleveraging.
Earnings from operations from our Americas Wholesale segment decreased by $4.4 million, or 20.9%, to $16.8 million for the nine months ended October 29, 2016, from $21.2 million in the same prior-year period, driven primarily by the unfavorable impact on earnings from lower product margins and lower revenue. Currency translation fluctuations relating to our non-U.S. wholesale businesses unfavorably impacted earnings from operations by $1.2 million.

Licensing
Net royalty revenue from our Licensing segment decreased by $10.9 million, or 13.8%, to $68.1 million for the nine months ended October 29, 2016, from $78.9 million in the same prior-year period. The decrease was driven primarily by overall softness in our licensing business, particularly in our watch and footwear categories.
Earnings from operations from our Licensing segment decreased by $10.0 million, or 14.2%, to $60.3 million for the nine months ended October 29, 2016, from $70.3 million in the same prior-year period. The decrease was driven primarily by the unfavorable impact to earnings from lower revenue.
Corporate Overhead
Unallocated corporate overhead decreased by $9.8 million to $55.3 million for the nine months ended October 29, 2016, from $65.0 million in the same prior-year period. The decrease relates primarily to prior-year charges for legal matters of $7.0 million and lower current-year performance-based compensation costs.
Non-GAAP Measures
The Company’s reported financial results are presented in accordance with GAAP. The reported net earnings attributable to Guess?, Inc. and diluted earnings per common share for the nine months ended October 29, 2016 reflect the impact of (i) a gain related to the sale of a minority interest investment recorded during the three months ended July 30, 2016 and (ii) restructuring charges and a related estimated exit tax charge recorded during the three months ended April 30, 2016. These items affect the comparability of the Company’s reported results. The financial results are also presented on a non-GAAP basis, as defined in Section 10(e) of Regulation S-K of the SEC, to exclude the effect of these items. The Company has excluded these items, and related tax impact, from its adjusted financial measures primarily because it does not believe such items reflect the Company’s ongoing operating results or future outlook. The Company believes that these “non-GAAP” or “adjusted” financial measures are useful as an additional means for investors to evaluate the comparability of the Company’s operating results when reviewed in conjunction with the Company’s GAAP financial statements. The non-GAAP measures are provided in addition to, and not as alternatives for, the Company’s reported GAAP results.
The adjusted measures for the nine months ended October 29, 2016 exclude the impact of (i) a gain related to the sale of a minority interest investment of $22.3 million recorded during the three months ended July 30, 2016 and (ii) restructuring charges of $6.1 million and a related estimated exit tax charge of $1.9 million recorded during the three months ended April 30, 2016. During the first quarter of fiscal 2017, the Company implemented a global cost reduction and restructuring plan to better align its global cost and organizational structure with its current strategic initiatives. This plan included the consolidation and streamlining of the Company’s business processes and a reduction in its global workforce and other expenses. These items resulted in a combined $14.5 million impact (after considering the net $0.2 million tax benefit resulting from the restructuring charges and the sale of the minority interest investment), or a favorable $0.17 per share impact, during the nine months ended October 29, 2016. Net earnings attributable to Guess?, Inc. for the nine months ended October 29, 2016 was $16.2 million and diluted earnings per common share for the nine months ended October 29, 2016 was $0.19. Excluding the impact of these items, adjusted net earnings attributable to Guess?, Inc. for the nine months ended October 29, 2016 was $1.7 million and adjusted diluted earnings per common share for the nine months ended October 29, 2016 was $0.02.
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
Liquidity and Capital Resources
We need liquidity primarily to fund our working capital, the expansion and remodeling of our retail stores, shop-in-shop programs, concessions, systems, infrastructure, other existing operations, international growth, potential acquisitions and investments, potential share repurchases and payment of dividends to our stockholders. During the nine months ended October 29, 2016, the Company relied primarily on trade credit, available cash, real estate and other operating leases, proceeds from the real estate secured loan and short-term lines of credit and internally generated funds to finance our operations, the purchase of the Company’s U.S. distribution center during the fourth quarter of fiscal 2016, dividends and expansion. The Company anticipates that we will be able to satisfy our ongoing cash requirements during the next twelve months for working capital, capital expenditures, interest and principal payments on our debt, potential acquisitions and investments, potential share repurchases and any dividend payments to stockholders, primarily with cash flow from operations and existing cash balances supplemented by borrowings, as necessary, under our existing Credit Facility and bank facilities in Europe, as described below under “—Borrowings.”
As of October 29, 2016, the Company had cash and cash equivalents of $349.1 million, of which approximately $68.9 million was held in the U.S. As of October 29, 2016, we have not provided for U.S. federal and state income taxes on the undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the U.S. If in the future we decide to repatriate such earnings, we would incur incremental U.S. federal and state income taxes, reduced by allowable foreign tax credits. However, our intent is to keep these funds indefinitely reinvested outside of the U.S. and our current plans do not indicate a need to repatriate them to fund our U.S. operations. Due to the complexities associated with the hypothetical calculation, including the availability of foreign tax credits, it is not practicable to determine the unrecognized deferred tax liability related to the undistributed earnings.
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
The Company has presented below the cash flow performance comparison of the nine months ended October 29, 2016, versus the nine months ended October 31, 2015.

Operating Activities
Net cash used in operating activities was $30.8 million for the nine months ended October 29, 2016, compared to net cash provided by operating activities of $64.7 million for the nine months ended October 31, 2015, or a decrease of $95.5 million. The decrease was driven primarily by the unfavorable impact of changes in working capital, lower non-cash adjustments and lower net earnings for the nine months ended October 29, 2016 compared to the same prior-year period. The change in working capital was driven primarily by higher inventory related to retail expansion and a buildup of inventory in Americas Retail during the nine months ended October 29, 2016 compared to the same prior-year period.
Investing Activities
Net cash used in investing activities was $25.4 million for the nine months ended October 29, 2016, compared to $30.5 million for the nine months ended October 31, 2015, and includes proceeds from the sale of long-term assets of $43.4 million. Excluding these proceeds, cash used in investing activities increased $38.3 million. Cash used in investing activities related primarily to capital expenditures incurred on retail expansion and existing store remodeling programs, partially offset by proceeds from the sale of long-term assets. In addition, the cost of any business acquisitions and the settlement of forward exchange currency contracts are also included in cash flows used in investing activities.
The decrease in cash used in investing activities was driven primarily by proceeds from the sale of long-term assets, partially offset by a higher level of spending on retail expansion during the nine months ended October 29, 2016 compared to the same prior-year period and net cash payments for the settlement of forward exchange currency contracts during the nine months ended October 29, 2016 compared to net cash receipts from the settlement of forward exchange currency contracts during the same prior-year period. During the nine months ended October 29, 2016, the Company opened 87 directly operated stores compared to 31 directly operated stores that were opened in the comparable prior-year period.
Financing Activities
Net cash used in financing activities was $45.0 million for the nine months ended October 29, 2016, compared to $108.0 million for the nine months ended October 31, 2015. Cash used in financing activities related primarily to the payment of dividends, partially offset by proceeds from borrowings of $21.5 million during the nine months ended October 29, 2016. In addition, payments related to capital lease obligations, borrowings and debt issuance costs, purchase of redeemable noncontrolling interest, capital distributions to noncontrolling interests and proceeds from capital contributions from noncontrolling interests, issuance of common stock under our equity plans and excess tax benefits from share-based compensation are also included in cash flows from financing activities.
The decrease in cash used in financing activities was driven primarily by repurchases of shares of the Company’s common stock during the nine months ended October 31, 2015, partially offset by proceeds from the Company’s ten-year $21.5 million real estate secured loan entered into during the nine months ended October 29, 2016 to partially finance the $28.8 million purchase of the Company’s U.S. distribution center during the fourth quarter of fiscal 2016.
Effect of Exchange Rates on Cash and Cash Equivalents
During the nine months ended October 29, 2016, changes in foreign currency translation rates increased our reported cash and cash equivalents balance by $4.8 million. This compares to a decrease of $7.3 million in cash and cash equivalents driven by changes in foreign currency translation rates during the nine months ended October 31, 2015.
Working Capital
As of October 29, 2016, the Company had net working capital (including cash and cash equivalents) of $691.0 million, compared to $709.2 million at January 30, 2016 and $703.8 million at October 31, 2015. As a result of the adoption of new authoritative guidance during the fourth quarter of fiscal 2016 which requires that all deferred tax liabilities and assets be classified as long-term on the balance sheet, net working capital at October 31, 2015 was adjusted to reflect the reclassification of deferred tax assets for $19.3 million from current to long-term. The Company’s primary working capital needs are for accounts receivable and inventory. Accounts receivable increased by $22.4 million, or 11.4%, to $218.2 million as of October 29, 2016, compared to $195.8 million at October 31, 2015. The accounts receivable balance consists of trade receivables relating primarily to the Company’s wholesale business in Europe and, to a lesser extent, to its wholesale businesses in the Americas and Asia, royalty receivables relating to its licensing operations and certain other receivables. On a constant currency basis, accounts receivable increased $23.6 million, or 12.1%, compared to the same prior-year period. The increase was driven primarily by timing of receipts on certain non-trade receivables during the nine months ended October 29, 2016 compared to the same prior-year period. As of October 29, 2016, approximately 48% of our total net trade receivables and 66% of our European net trade receivables were subject to credit insurance coverage, certain bank guarantees or letters of credit for collection purposes. Our credit insurance coverage contains certain terms and conditions specifying deductibles and annual claim limits. Inventory increased by $55.0 million, or 14.8%, to $428.1 million as of October 29, 2016, compared to $373.1 million at October 31, 2015. On a constant currency basis, inventory increased by $56.8 million, or 15.2%, when compared to October 31, 2015, driven primarily by retail expansion and a buildup of inventory in Americas Retail.
Dividends
During the first quarter of fiscal 2008, the Company announced the initiation of a quarterly cash dividend of $0.06 per share of the Company’s common stock. Since that time, the Company has continued to pay a quarterly cash dividend, which has subsequently increased to $0.225 per common share.
On November 30, 2016, the Company announced a regular quarterly cash dividend of $0.225 per share on the Company’s common stock. The cash dividend will be paid on December 30, 2016 to shareholders of record as of the close of business on December 14, 2016.
The payment of cash dividends in the future will be at the discretion of our Board of Directors and will be based upon a number of business, legal and other considerations, including our cash flow from operations, capital expenditures, debt service and covenant requirements, cash paid for income taxes, earnings, share repurchases, economic conditions and liquidity.
Capital Expenditures
Gross capital expenditures totaled $66.8 million, before deducting lease incentives of $5.1 million, for the nine months ended October 29, 2016. This compares to gross capital expenditures of $40.3 million, before deducting lease incentives of $5.7 million, for the nine months ended October 31, 2015. As part of our strategic initiatives, we plan to significantly increase our capital expenditures over the next three years. The Company’s investments in capital for the full fiscal year 2017 are planned between $90 million and $95 million. The planned investments in capital are primarily for retail expansion, store remodeling programs and investments in maintaining and improving our infrastructure (primarily information and operating systems).
We will periodically evaluate strategic acquisitions and alliances and pursue those that we believe will support and contribute to our overall growth initiatives.

Borrowings
Credit Facilities
On June 23, 2015, the Company entered into a five-year senior secured asset-based revolving credit facility with Bank of America, N.A. and the other lenders party thereto (the “Credit Facility”). The Credit Facility provides for a borrowing capacity in an amount up to $150 million, including a Canadian sub-facility up to $50 million, subject to a borrowing base. Based on applicable accounts receivable, inventory and eligible cash balances as of October 29, 2016, the Company could have borrowed up to $146 million under the Credit Facility. The Credit Facility has an option to expand the borrowing capacity by up to $150 million subject to certain terms and conditions, including the willingness of existing or new lenders to assume such increased amount. The Credit Facility is available for direct borrowings and the issuance of letters of credit, subject to certain letters of credit sublimits, and may be used for working capital and other general corporate purposes.
All obligations under the Credit Facility are unconditionally guaranteed by the Company and the Company’s existing and future domestic and Canadian subsidiaries, subject to certain exceptions, and are secured by a first priority lien on substantially all of the assets of the Company and such domestic and Canadian subsidiaries, as applicable.
Direct borrowings under the Credit Facility made by the Company and its domestic subsidiaries shall bear interest at the U.S. base rate plus an applicable margin (varying from 0.25% to 0.75%) or at LIBOR plus an applicable margin (varying from 1.25% to 1.75%). The U.S. base rate is based on the greater of (i) the U.S. prime rate, (ii) the federal funds rate, plus 0.5%, and (iii) LIBOR for a 30 day interest period, plus 1.0%. Direct borrowings under the Credit Facility made by the Company’s Canadian subsidiaries shall bear interest at the Canadian prime rate plus an applicable margin (varying from 0.25% to 0.75%) or at the Canadian BA rate plus an applicable margin (varying from 1.25% to 1.75%). The Canadian prime rate is based on the greater of (i) the Canadian prime rate, (ii) the Bank of Canada overnight rate, plus 0.5%, and (iii) the Canadian BA rate for a one month interest period, plus 1.0%. The applicable margins are calculated quarterly and vary based on the average daily availability of the aggregate borrowing base. The Company is also obligated to pay certain commitment, letter of credit and other fees customary for a credit facility of this size and type. As of October 29, 2016, the Company had $0.7 million in outstanding standby letters of credit, $3.0 million in outstanding documentary letters of credit and no outstanding borrowings under the Credit Facility.
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
The Company, through its European subsidiaries, maintains short-term uncommitted borrowing agreements, primarily for working capital purposes, with various banks in Europe. The majority of the borrowings under these agreements are secured by specific accounts receivable balances. Based on the applicable accounts receivable balances as of October 29, 2016, the Company could have borrowed up to $67.3 million under these agreements. As of October 29, 2016, the Company had no outstanding borrowings or outstanding documentary letters of credit under these agreements. The agreements are denominated primarily in euros and provide for annual interest rates ranging from 0.5% to 5.0%. The maturities of any short-term borrowings under these arrangements are generally linked to the credit terms of the underlying accounts receivable that secure the borrowings. With the exception of one facility for up to $38.5 million that has a minimum net equity requirement, there are no other financial ratio covenants.

Mortgage Debt
On February 16, 2016, the Company entered into a ten-year $21.5 million real estate secured loan (the “Mortgage Debt”). The Mortgage Debt is secured by the Company’s U.S. distribution center based in Louisville, Kentucky and provides for monthly principal and interest payments based on a 25-year amortization schedule, with the remaining principal balance and any accrued and unpaid interest due at maturity. Outstanding principal balances under the Mortgage Debt bear interest at the one-month LIBOR rate plus 1.5%. As of October 29, 2016, outstanding borrowings under the Mortgage Debt, net of debt issuance costs of $0.1 million, were $21.0 million.
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
On February 16, 2016, the Company also entered into a separate interest rate swap agreement, designated as a cash flow hedge, that resulted in a swap fixed rate of approximately 3.06%. This interest rate swap agreement matures in January 2026 and converts the nature of the Mortgage Debt from LIBOR floating-rate debt to fixed-rate debt. The fair value of the interest rate swap liability as of October 29, 2016 was approximately $0.2 million.
Other
From time-to-time, the Company will obtain other financing in foreign countries for working capital to finance its local operations.
Share Repurchases
On June 26, 2012, the Company’s Board of Directors authorized a program to repurchase, from time-to-time and as market and business conditions warrant, up to $500 million of the Company’s common stock. Repurchases under the program may be made on the open market or in privately negotiated transactions, pursuant to Rule 10b5-1 trading plans or other available means. There is no minimum or maximum number of shares to be repurchased under the program, which may be discontinued at any time, without prior notice. There were no share repurchases during the three and nine months ended October 29, 2016. During the three and nine months ended October 31, 2015, the Company repurchased 2,000,000 shares under the program at an aggregate cost of $44.0 million. As of October 29, 2016, the Company had remaining authority under the program to purchase $451.8 million of its common stock.
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

As a non-qualified pension plan, no dedicated funding of the SERP is required; however, the Company has made periodic payments into insurance policies held in a rabbi trust to fund the expected obligations arising under the non-qualified SERP. The amount of any future payments into the insurance policies, if any, may vary depending on investment performance of the trust. The cash surrender values of the insurance policies were $56.7 million and $52.5 million as of October 29, 2016 and January 30, 2016, respectively, and were included in other assets in the Company’s condensed consolidated balance sheets. As a result of changes in the value of the insurance policy investments, the Company recorded unrealized gains (losses) of $(0.5) million and $4.6 million in other income and expense during the three and nine months ended October 29, 2016, respectively, and unrealized gains (losses) of $(0.8) million and $0.8 million in other income and expense during the three and nine months ended October 31, 2015, respectively. The Company also recorded realized gains of $0.1 million and $0.7 million in other income resulting from payout on the insurance policies during the nine months ended October 29, 2016 and October 31, 2015, respectively. The realized gains were recorded during the three months ended April 30, 2016 and May 2, 2015. The projected benefit obligation was $53.6 million and $53.4 million as of October 29, 2016 and January 30, 2016, respectively, and was included in accrued expenses and other long-term liabilities in the Company’s condensed consolidated balance sheets depending on the expected timing of payments. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended October 29, 2016, respectively. SERP benefit payments of $0.4 million and $1.3 million were made during the three and nine months ended October 31, 2015, respectively.
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
U.S. and Canada Backlog. Our U.S. and Canadian wholesale backlog as of November 28, 2016, consisting primarily of orders for fashion apparel, was $37.8 million in constant currency, compared to $43.3 million at November 30, 2015, a decrease of 12.6%. We estimate that if we were to normalize the orders for the scheduling of market weeks, the current backlog would have increased by 13.4% compared to the prior year.
Europe Backlog. As of November 27, 2016, the European wholesale backlog was €192.3 million, compared to €205.0 million at November 29, 2015, a decrease of 6.2%. The backlog as of November 27, 2016 is comprised of sales orders for the Fall/Winter 2016, Spring/Summer 2017 and Fall/Winter 2017 seasons.

Application of Critical Accounting Policies
Our critical accounting policies reflecting our estimates and judgments are described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 30, 2016 filed with the SEC on March 25, 2016. There have been no significant changes to our critical accounting policies during the nine months ended October 29, 2016.
Recently Issued Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard which will supersede previous existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. During the first nine months of fiscal 2017, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and allows for either full retrospective or modified retrospective adoption. Early adoption is permitted for fiscal periods beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures, including the choice of application method upon adoption.
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
In March 2016, the FASB issued authoritative guidance to simplify the accounting for certain aspects of share-based compensation. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. This guidance also addresses other recognition, measurement and presentation requirements for share-based compensation. This guidance is effective for fiscal years beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures, but the adoption may create volatility in the Company’s effective tax rate.
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
In October 2016, the FASB issued authoritative guidance which amends the accounting for income taxes on intra-entity transfers of assets other than inventory. This guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The income tax consequences on intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption is permitted at the beginning of a fiscal year. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.
In October 2016, the FASB issued authoritative guidance that requires an entity to include indirect interests held through related parties that are under common control on a proportionate basis when evaluating if a reporting entity is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal periods beginning after December 15, 2016, which will be the Company’s first quarter of fiscal 2018, and requires retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.
In November 2016, the FASB issued authoritative guidance related to the presentation of restricted cash in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, which will be the Company’s first quarter of fiscal 2019, and requires retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
More than half of product sales and licensing revenue recorded for the nine months ended October 29, 2016 were denominated in currencies other than the U.S. dollar. The Company’s primary exchange rate risk relates to operations in Europe, Canada, South Korea and Mexico. Changes in currencies affect our earnings in various ways. For further discussion on currency-related risk, please refer to our risk factors under “Part I, Item 1A. Risk Factors” contained in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
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
Foreign Exchange Currency Contracts Designated as Cash Flow Hedges
During the nine months ended October 29, 2016, the Company purchased U.S. dollar forward contracts in Europe and Canada totaling US$64.2 million and US$50.8 million, respectively, to hedge forecasted merchandise purchases and intercompany royalties that were designated as cash flow hedges. As of October 29, 2016, the Company had forward contracts outstanding for its European and Canadian operations of US$102.9 million and US$62.7 million, respectively, which are expected to mature over the next 17 months. The Company’s foreign exchange currency contracts are recorded in its condensed consolidated balance sheet at fair value based on quoted market rates. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted merchandise purchases, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in cost of product sales in the period which approximates the time the hedged merchandise inventory is sold. Changes in the fair value of the U.S. dollar forward contracts, designated as cash flow hedges for forecasted intercompany royalties, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are recognized in other income and expense in the period in which the royalty expense is incurred.
As of October 29, 2016, accumulated other comprehensive income (loss) related to foreign exchange currency contracts included a net unrealized gain of approximately $2.8 million, net of tax, of which $0.8 million will be recognized in cost of product sales or other income over the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of October 29, 2016, the net unrealized gain of the remaining open forward contracts recorded in the Company’s condensed consolidated balance sheet was $3.5 million.
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
Derivatives Not Designated as Hedging Instruments
The Company also has foreign exchange currency contracts that are not designated as hedging instruments for accounting purposes. Changes in fair value of foreign exchange currency contracts not designated as hedging instruments are reported in net earnings as part of other income and expense. For the nine months ended October 29, 2016, the Company recorded a net loss of $0.7 million for its Canadian dollar and euro foreign exchange currency contracts not designated as hedges, which has been included in other expense. As of October 29, 2016, the Company had euro foreign exchange currency contracts to purchase US$71.4 million expected to mature over the next 11 months and Canadian dollar foreign exchange currency contracts to purchase US$15.6 million expected to mature over the next ten months. As of October 29, 2016, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $1.9 million.
At January 30, 2016, the Company had euro foreign exchange currency contracts to purchase US$54.8 million and Canadian dollar foreign exchange currency contracts to purchase US$25.8 million. At January 30, 2016, the net unrealized gain of these open forward contracts recorded in the Company’s condensed consolidated balance sheet was approximately $2.0 million.
Sensitivity Analysis
As of October 29, 2016, a sensitivity analysis of changes in foreign currencies when measured against the U.S. dollar indicates that, if the U.S. dollar had uniformly weakened by 10% against all of the U.S. dollar denominated foreign exchange derivatives totaling US$252.6 million, the fair value of the instruments would have decreased by $28.1 million. Conversely, if the U.S. dollar uniformly strengthened by 10% against all of the U.S. dollar denominated foreign exchange derivatives, the fair value of these instruments would have increased by $23.0 million. Any resulting changes in the fair value of the hedged instruments may be partially offset by changes in the fair value of certain balance sheet positions (primarily U.S. dollar denominated liabilities in our foreign operations) impacted by the change in the foreign currency rate. The ability to reduce the exposure of currencies on earnings depends on the magnitude of the derivatives compared to the balance sheet positions during each reporting cycle.
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
Interest Rate Swap Agreement Designated as Cash Flow Hedge
During the nine months ended October 29, 2016, the Company entered into an interest rate swap agreement with a notional amount of $21.5 million, designated as a cash flow hedge, to hedge the variability of cash flows in interest payments associated with the Company’s floating-rate debt. This interest rate swap agreement matures in January 2026 and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt, resulting in a swap fixed rate of approximately 3.06%. The fair values of the interest rate swap agreements are based upon inputs corroborated by observable market data. Changes in the fair value of the interest rate swap agreement, designated as cash flow hedges to hedge the variability of cash flows in interest payments associated with the Company’s floating-rate debt, are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.
As of October 29, 2016, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of approximately $0.1 million, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis, which can be different than the current quarter-end values. As of October 29, 2016, the net unrealized loss of the interest rate swap recorded in the Company’s condensed consolidated balance sheet was approximately $0.2 million.
Sensitivity Analysis
As of October 29, 2016, approximately 87% of the Company’s total indebtedness related to a real estate secured term loan, which is covered by a separate interest rate swap agreement with a swap fixed interest rate of approximately 3.06% that matures in January 2026. The interest rate swap agreement is designated as a cash flow hedge and converts the nature of the Company’s real estate secured term loan from LIBOR floating-rate debt to fixed-rate debt. Changes in the fair value of the interest rate swap agreement are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt. The Company’s remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact the Company’s results of operations in future periods. A 100 basis point increase in interest rates would have had an insignificant effect on interest expense for the nine months ended October 29, 2016.
The fair value of the Company’s debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company’s incremental borrowing rate. As of October 29, 2016 and January 30, 2016, the carrying value of all financial instruments was not materially different from fair value, as the interest rate on the Company’s debt approximates rates currently available to the Company.

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
There was no change in our internal control over financial reporting during the third quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.
On May 6, 2009, Gucci America, Inc. filed a complaint in the U.S. District Court for the Southern District of New York against Guess?, Inc. and certain third party licensees for the Company asserting, among other things, trademark and trade dress law violations and unfair competition. The complaint sought injunctive relief, compensatory damages, including treble damages, and certain other relief. Complaints similar to those in the above action have also been filed by Gucci entities against the Company and certain of its subsidiaries in the Court of Milan, Italy, the Intermediate People’s Court of Nanjing, China and the Court of Paris, France. The three-week bench trial in the U.S. matter concluded on April 19, 2012, with the court issuing a preliminary ruling on May 21, 2012 and a final ruling on July 19, 2012. Although the plaintiff was seeking compensation in the U.S. matter in the form of damages of $26 million and an accounting of profits of $99 million, the final ruling provided for monetary damages of $2.3 million against the Company and $2.3 million against certain of its licensees. The court also granted narrow injunctions in favor of the plaintiff for certain of the claimed infringements. On August 20, 2012, the appeal period expired without any party having filed an appeal, rendering the judgment final. On May 2, 2013, the Court of Milan ruled in favor of the Company in the Milan, Italy matter. In the ruling, the Court rejected all of the plaintiff’s claims and ordered the cancellation of three of the plaintiff’s Italian and four of the plaintiff’s European Community trademark registrations. On June 10, 2013, the plaintiff appealed the Court’s ruling in the Milan matter. On September 15, 2014, the Court of Appeal of Milan affirmed the majority of the lower Court’s ruling in favor of the Company, but overturned the lower Court’s finding with respect to an unfair competition claim. That portion of the matter is now in a damages phase based on the ruling. On October 16, 2015, the plaintiff appealed the remainder of the Court of Appeal of Milan’s ruling in favor of the Company to the Italian Supreme Court of Cassation. In the China matter, the Intermediate People’s Court of Nanjing, China issued a ruling on November 8, 2013 granting an injunction in favor of the plaintiff for certain of the claimed infringements on handbags and small leather goods and awarding the plaintiff statutory damages in the amount of approximately $80,000. The Company strongly disagreed with the Court’s decision and appealed the ruling. On August 31, 2016, the Court of Appeal for the China matter issued a decision in favor of the Company, rejecting all of the plaintiff’s claims. On January 30, 2015, the Court of Paris ruled in favor of the Company in the France matter, rejecting all of the plaintiff’s claims and partially canceling two of the plaintiff’s community trademark registrations and one of the plaintiff’s international trademark registrations. On February 17, 2015, the plaintiff appealed the Court of Paris’ ruling.
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
The Company has received customs tax assessment notices from the Italian Customs Agency regarding its customs tax audit of one of the Company’s European subsidiaries for the period from July 2010 through December 2012. Such assessments totaled €9.8 million ($10.8 million), including potential penalties and interest. The Company strongly disagrees with the positions that the Italian Customs Agency has taken and therefore filed appeals with the Milan First Degree Tax Court (“MFDTC”). In May 2015, the MFDTC issued a judgment in favor of the Company in relation to the first set of appeals (covering the period through September 2010) and canceled the related assessments totaling €1.7 million ($1.8 million). In November 2015, the Italian Customs Agency notified the Company of its intent to appeal this first MFDTC judgment. In November 2016, the Appeals Court ruled in favor of the Company and rejected the appeal by the Italian Customs Agency on a portion of the first MFDTC judgment, with the remaining portion still to be determined. During the first nine months of fiscal 2017, the MFDTC issued judgments in favor of the Company in relation to the second through sixth set of appeals (covering the period from October 2010 through June 2012) as well as a portion of the seventh set of appeals (covering the period from August 2012 through December 2012) and canceled the related assessments totaling €7.9 million ($8.7 million). Subsequently, the Italian Customs Agency has appealed all but one of these favorable MFDTC judgments. While these MFDTC judgments have been favorable to the Company, there can be no assurances that the Company’s remaining open appeal for July 2012 will be successful. There also can be no assurances that the Italian Customs Agency will not be successful in its remaining appeals. It also continues to be possible that the Company will receive similar or even larger assessments for periods subsequent to December 2012 or other claims or charges related to the matter in the future.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items (a) and (b) are not applicable.
Item (c).  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 31, 2016 to August 27, 2016
Repurchase program (1)	—	—	—	$451,783,109
Employee transactions (2)	1,736	$14.63	—
August 28, 2016 to October 1, 2016
Repurchase program (1)	—	—	—	$451,783,109
Employee transactions (2)	610	$15.91	—
October 2, 2016 to October 29, 2016
Repurchase program (1)	—	—	—	$451,783,109
Employee transactions (2)	—	—	—
Total
Repurchase program (1)	—	—	—
Employee transactions (2)	2,346	$14.96	—

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

Guess?, Inc.

Date:	December 6, 2016	By:	/s/ VICTOR HERRERO
Victor Herrero
Chief Executive Officer

Date:	December 6, 2016	By:	/s/ SANDEEP REDDY
Sandeep Reddy
Chief Financial Officer
(Principal Financial Officer)